Form 10-K
period 1993-12-31
BANPONCE CORP
filed 1994-03-30
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K

 X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
- - - - - ---          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the Fiscal Year Ended December 31, 1993

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
- - - - - ---       THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File No. 0-13818

                             BANPONCE CORPORATION

               Incorporated in the Commonwealth of Puerto Rico

                  IRS Employer Identification No. 66-0416582

                         Principal Executive Offices:

                           209 Munoz Rivera Avenue
                         Hato Rey, Puerto Rico 00918
                       Telephone Number: (809) 765-9800

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        Common Stock ($6.00 par value)
                 Series A Participating Cumulative Preferred
                            Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. /   /

As of March 11, 1994 the Corporation had 32,756,219 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $1,044,104,000 based upon the reported closing price of $31.875 on the NASDAQ National Market System, on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1993 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 14 of Part IV.

         (2) Portions of the Corporation's Proxy Statement relating to the 1994 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.


10-K CROSS-REFERENCE INDEX                    DOCUMENT & PAGE NUMBER
- - - - - --------------------------                    ----------------------

PART I
- - - - - ------
                                          Form 10-K          3 - 11
Item 1   Business ........................Annual Report 25-27;31-42
Item 2   Properties ......................Form 10-K         11 - 12
Item 3   Legal Proceedings ...............Form 10-K           12
Item 4   Submission of Matters
         to a Vote of Security
         Holders .........................Form 10-K           12
PART II
- - - - - -------

Item 5   Market for Registrant's
         Common Stock and Related         Form 10-K         13 - 14
         Stockholder Matters .............Annual Report(*)  19 - 20
Item 6   Selected Financial Data .........Annual Report(*)   4 - 5
Item 7   Management's Discussion
         and Analysis of Financial
         Condition and Results of         Form 10-K         15
         Operations ......................Annual Report(*)   2 - 26
Item 8   Financial Statements and
         Supplementary Data...............Annual Report(*)  27 - 47
Item 9   Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure........Form 10-K          16
PART III
- - - - - --------
                                                            3 - 8;9
Item 10  Directors and Executive..........Proxy Statement    9 - 11
         Officers of the Registrant
Item 11  Executive Compensation ..........Proxy Statement 11-15; 16
Item 12  Security Ownership of
         Certain Beneficial Owners
         and Management ..................Proxy Statement  2;3 - 4
Item 13  Certain Relationships and
         Related Transactions ............Proxy Statement    11
PART IV
- - - - - -------

Item 14  Exhibits, Financial
         Statement Schedules, and
         Reports on Form 8-K .............Form 10-K         17 - 21

(*)Financial review section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993.

                                     PART I
ITEM 1 BUSINESS

                      BANPONCE CORPORATION is a diversified, publicly owned bank holding company (NASDAQ symbol: BPOP), incorporated under the General Corporation Law of Puerto Rico in November 1984. It provides a wide variety of financial services through its principal subsidiaries: Banco Popular de Puerto Rico ("Banco Popular"), Vehicle Equipment Leasing Company, Inc. ("VELCO") and Popular International Bank, Inc. (PIB). BanPonce Corporation is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. BANCO POPULAR DE PUERTO RICO is a member of the Federal Reserve System and is also subject to the supervision of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Superintendent of Banks of the State of New York. Deposits of Banco Popular are insured by the Federal Deposit Insurance Corporation. Banco Popular is the Corporation's full-service commercial banking subsidiary and Puerto Rico's largest banking institution, with $11.5 billion in assets, $8.5 billion in deposits, and a delivery system of 165 branches throughout Puerto Rico, 30 branches in New York City, one in Chicago, one in Los Angeles, 7 branches in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, Banco Popular has two subsidiaries, POPULAR LEASING & RENTAL, INC., Puerto Rico's second largest vehicle leasing and daily rental company, and POPULAR CONSUMER SERVICES, INC., a small-loans company with 26 offices operating under the name of Best Finance. VELCO is a wholly owned subsidiary of BanPonce Corporation engaged in finance leasing and daily rental of motor vehicles to corporations and professionals. It is the leading leasing operation in Puerto Rico. PIB, incorporated under the Puerto Rico International Banking Center Act, owns all issued and outstanding stock of BANPONCE FINANCIAL CORP.("FINANCIAL"), a Delaware Corporation. SPRING FINANCIAL SERVICES, INC., also a Delaware Corporation and a wholly owned subsidiary of Financial, is a diversified consumer finance company engaged in the business of making personal and mortgage loans, and dealer finance through 58 offices located in 14 states.

                      The Corporation took on its present form at the end of 1990 when Banco Popular, with assets of $5.9 billion, acquired the "old" BanPonce Corporation (including its main subsidiary bank, Banco de Ponce), with assets of $3.1 billion (the "Merger"). The name of BanPonce was used for the parent company, while the name of Banco Popular de Puerto Rico was used for the subsidiary bank. While Banco Popular had long been the leading bank in Puerto Rico, its acquisition of "old" BanPonce Corporation at year-end 1990 increased its assets by 50% and widened its market share as the Merger joined the institutions that held the first and third positions in many market segments.

The Corporation is a legal entity separate and distinct from its subsidiaries. There are various legal limitations governing the extent to which the Corporation's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Corporation or certain of its other subsidiaries. The rights of the Corporation to participate in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise are subject to the prior claims of creditors of that subsidiary, except to the extent that the Corporation may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Corporation's subsidiaries by creditors other than the Corporation include long-term debt and substantial obligations with respect to deposit liabilities, federal funds purchased, securities sold under repurchase agreements and commercial paper, as well as various other liabilities.


                      The Corporation's business is described on pages 25 through 27 and pages 31 through 42 of the Business Review Section of the Annual Report to shareholders for the fiscal year ended December 31, 1993, which information is incorporated herein by reference, and in the following paragraphs.

                           REGULATION AND SUPERVISION
GENERAL

                      The Corporation is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act. As a bank holding company, the Corporation's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

                      Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA and the BHC Act, the Corporation and Banco Popular are not permitted to operate a branch or agency, or acquire more than 5% of any class of the voting shares of, or substantially all the assets of, or control of an additional bank or bank holding company that is located outside of their "home state", except that (i) the Corporation may acquire control of a bank in a state if the laws of that state explicitly authorize a bank holding company from such bank holding company's home state to do so and (ii) Banco Popular may continue to operate a "grandfathered" branch or agency. The Commonwealth of Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state. In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

                      Banco Popular operates branches in Chicago and Los Angeles that are not grandfathered for purposes of the IBA. The Federal Reserve Board has required that Banco Popular conform their existence to the legal requirements set forth above. Banco Popular has petitioned the Federal Reserve Board for a period of four years from December 31, 1990 to conform these activities to the requirements of the IBA and to obtain the necessary approvals of Illinois and California regulatory authorities to maintain these two facilities. There can be no assurance that the Federal Reserve Board will grant Banco Popular's request or that Banco Popular will be able to obtain the regulatory approvals of California and Illinois authorities necessary to maintain these two facilities.

                      Banco Popular is subject to supervision and examination by applicable federal, state and Puerto Rican banking agencies, including the Federal Reserve Board. Banco Popular is insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and to the requirements and restrictions under federal, state and Puerto Rican law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

                      As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default.

                      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted on December 19, 1991. FDICIA substantially revises the depository institutions regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

                      Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers: "well capitalized", "adequately capitalized,"
"undercapitalized", "significantly undercapitalized", and "critically undercapitalized".

                      A depository institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject of any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" depository institution is one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or, in the case of a bank with the highest examination rating, 3%). A depository institution is considered (A) "undercapitalized" if it does not meet any of the above definitions; (B) "significantly undercapitalized" if it has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% and
(iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if it has a ratio of tangible equity to total assets less than or equal to 2%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of the four rating categories. As of the date hereof, Banco Popular is considered "well-capitalized".

                      FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

                      Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

                      Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rates in its market.

                      Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only under limited circumstances. The FDIC's policy is that for such assistance to be provided, existing shareholders and debt holders must make substantial concessions.

HOLDING COMPANY STRUCTURE

                      Banco Popular is subject to restrictions under federal law that limit the transfer of funds by Banco Popular to the Corporation and its nonbanking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular to the Corporation or any nonbanking subsidiary of the Corporation are limited in amount to 10% of Banco Popular's capital and surplus and, with respect to the Corporation and all nonbanking subsidiaries, to an aggregate of 20% of Banco Popular's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

                      Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

                      Because the Corporation is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries) except to the extent that the Corporation itself is a creditor with recognized claims against the subsidiary.

DIVIDEND RESTRICTIONS

                      Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. The principal source of cash flow for the Corporation is dividends from Banco Popular.

                      As a member bank subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand, however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1993, Banco Popular could have declared a dividend of approximately $123,794,000 without the approval of the Federal Reserve Board.

                    The payment of dividends by Banco Popular may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have issued policy statements that provide that insured bank and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations described under FDICIA.

FDIC INSURANCE ASSESSMENTS

                    Banco Popular is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less that adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses which, if not corrected, would result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF member institution is assigned an annual FDIC assessment rate varying between 0.23% and 0.31%. It remains possible that assessments may be raised to higher levels in the future.

CAPITAL ADEQUACY

                    The information in Table N, "Capital Adequacy Data", on page 19 of the Financial Review Section of the Corporation's Annual Report to shareholders for the year ended December 31, 1993, is incorporated herein by reference.

                    The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of stockholders' common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock less goodwill ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments, and a limited amount of loan and lease loss reserves.

                    In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio applicable to it.

                    Effective for the periods ending on or after March
15, 1993, the Federal Reserve Board adopted regulations with respect to risk-based and leverage capital ratios that would require most intangibles, including core deposit intangibles, to be deducted from Tier 1 capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to purchased mortgage servicing rights and purchased credit card relationships and includes a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

                    Banco Popular is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. As of December 31, 1993, Banco Popular had a tier 1 capital ratio of 11.85%, a total capital ratio of 13.72% and a leverage ratio of 6.96%.

                    Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

                    Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

                      The following table reflects the capital position of the Corporation as of December 31, 1993 and December 31, 1992.

                              December 31,       Minimum Regulatory
                             1993     1992          Requirements
- - - - - -------------------------------------------------------------------
Tier 1 Leverage Ratio        6.95%    7.26%             3.00%
Risk-Based Capital Ratio(1)

     Tier 1                 12.29%   12.88%             4.00%
     Total Capital          13.95%   14.85%             8.00%


                      The table below describes the components of the Corporations' Tier 1 and Tier 2 Capital.

                                          December 31,
(in millions)                        1993            1992
                                    ------          ------
Tier 1 Capital
- - - - - ---------------
Stockholders' Equity                 $845            $763
Less:
     Goodwill                         (58)            (41)
                                    ------          ------
     Tier 1 Capital                  $787            $722
                                    ------          ------

Tier 2 Capital
- - - - - ---------------
Subordinated Notes                   $ 25            $ 40
Allowance for Loan Losses              81              71
                                    ------          ------

     Tier 2 Capital                  $106            $111
                                    ------          ------

Total Capital                        $893            $833
                                    ======          ======


Puerto Rico Regulation

                      As a commercial bank organized under the laws of the Commonwealth of Puerto Rico (the "Commonwealth"), Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of the Commonwealth (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

                      Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of the Bank be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to ten percent (10%) of the total deposits or the total paid-in capital, whichever is greater. At the end of its most recent fiscal year, the Bank had an adequate reserve fund established.

                      Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter shall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

                      Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. However, if a bank becomes a member of the Federal Reserve System, the 20% legal reserve shall not be effective and the reserve requirements demanded by the Federal Reserve System shall be applicable. Pursuant to an order of the Board of Governors dated November 24, 1982, the Bank has been exempted from such reserve requirements with respect to deposits payable in Puerto Rico.

                      Section 14 of the Banking Law authorizes the Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and operating a small loans company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc. and Popular Consumer Services, Inc., respectively, both of which are organized and operate solely in Puerto Rico.

    Employees

                      At December 31, 1993, the Corporation employed 7,439 persons. None of its employees are represented by a collective bargaining group.

ITEM 2. PROPERTIES

                      As of December 31, 1993, the Bank owned (and wholly or partially occupied) approximately 65 branches and other facilities throughout the Commonwealth, 15 branches in New York, and a branch in Los Angeles. In addition, as of such date, the Bank leased properties for branch operations in approximately 105 locations in Puerto Rico, 15 locations in New York, 7 locations in the U.S Virgin Islands, one location in British Virgin Islands and one location in Chicago . The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Bank for banking operations and other services are described below:

                      Popular Center, the metropolitan area headquarters building, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 60% of the office space is leased to outside tenants.

                      Hato Rey Center, a 23 story office structure located at 268 Munoz Rivera Avenue, Hato Rey, Puerto Rico. The office space is mostly rented to outside tenants.

                      Cupey Center Complex, two buildings of three and two stories, respectively, located at Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational and training center for employees are some of the main activities conducted at these facilities.

                      Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division, the auditing department and the international division are the main activities conducted at this facility.

                      San Juan building, a twelve story structure located at Old San Juan, Puerto Rico. The Bank occupies 50% of the basement, the entire ground floor, the mezzanine and the 10th floor. Most of the rest of the building is rented to outside tenants.

                      Mortgage Loan Center, a seven story building located at 153 Ponce de Leon Avenue, Hato Rey, Puerto Rico, is fully occupied by the mortgage loans and mortgage servicing departments.

                      Los Angeles building, a nine story structure located at 354 South Spring Street, Los Angeles, California in which office space is mostly rented to outside tenants.

                      New York building, a nine story structure with two underground levels located at 7 West 51th Street, New York City, where approximately 54% of the office space is used for banking operations. The remaining space is rented or available for rent to outside tenants.


ITEM 3.  LEGAL PROCEEDINGS

                      The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect in the financial position of the Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not Applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The information contained under Table 0, "Stock Performance", on page 20, and under the captions "Common Stock" and "Dividends", on page 19 of the Financial Review Section of the Corporation's Annual Report to shareholders for the year ended December 31, 1993, is incorporated herein by reference.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and the Bank is contained under the caption "Regulation and Supervision" in Item 1 herein. In addition, the information contained in Notes 13 and 14 to the Consolidated Financial Statements describing various contractual restrictions on the payments of dividends by the Corporation and the Bank is incorporated herein by reference.

     The Corporation currently has outstanding Senior Notes due January 14, 1997 in the aggregate principal amount of $30,000,000 (the "1997 Senior Notes"). The 1997 Senior Notes contain various covenants, which, among others, restrict the payment of dividends. The 1997 Senior Notes prohibit the Corporation from paying dividends or making any other distributions with respect to the Corporation's Common Stock if such aggregate distribution exceeds $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default has occurred and is continuing.

     Banco Popular has outstanding $12,000,000 in subordinated notes due in June 28, 1996 (the "1996 Subordinated Notes") which contain certain restrictive covenants, including restrictions on the ability of Banco Popular to pay dividends to the Corporation. Pursuant to the covenants contained in the 1996 Subordinated Notes, Banco Popular may not pay dividends or other distribution on its common stock unless the sum of (i) 100% of its capital stock, (ii) its unimpaired reserve fund, and (iii) its undivided profits equals or exceeds the sum of (x) $80,000,000 and (y) the cumulative amount of all cash dividends or other distributions declared or paid after June 30, 1989.

     As of December 31, 1993, the sum of (i) the capital stock of Banco Popular, (ii) its unimpaired reserve fund, and (iii) its undivided profits was $759,260,753. Dividends and other distributions made with respect to the common stock since June 30, 1989 amounted to $82,937,419 for purposes of the 1996 Subordinated Notes.

     In addition, the 1996 Subordinated Notes provide that Banco Popular may not pay any dividend or other distributions on its common stock except out of undivided profits and only if, after giving effect to such distribution, the following conditions are satisfied: (i) funded debt (as defined in the agreements governing the 1996 Subordinated Notes) of Banco Popular would not exceed the sum of (a) 100% of its capital stock and (b) 50% of its reserve fund; (ii) undivided profits of Banco Popular would not be less than $1,000,000; (iii) certain amounts are transferred as required for redemption of the Subordinated Notes at maturity; and (iv) certain amounts are transferred as required for the redemption of other funded debt at maturity.

     As of December 31, 1993, funded debt of Banco Popular was approximately $91.5 million, and the sum of 100% of its capital stock and 50% of its reserve fund is $264,233,274.

     As of March 11, 1994, the Corporation had 5,306 stockholders of record, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the National Association of Securities Dealers Automated Quotation National Market System, was $31.875 per share.

     The Puerto Rico Income Tax Act of 1954, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 20% withholding tax rate. The rate of withholding is 25% if the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico.

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 20% tax will not be withheld from such year's distributions.

     United States citizens who are non-residents of Puerto Rico may also make such an election, and will not be subject to Puerto Rico tax on dividends, if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married.

     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.


ITEM 6. SELECTED FINANCIAL DATA

     The information in Table C, "Selected Financial Data", for only the years 1993, 1992, 1991, 1990 and 1989, on pages 4 and 5 and the text under the caption "Earnings Analysis", on pages 3 and 6 of the Financial Review Section of the Annual Report to shareholders, is incorporated herein by reference, and in the following paragraphs.

                      The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                         Year ended December 31,
                                         -----------------------
                                  1993    1992     1991    1990   1989
                                  ----    ----     ----    ----   ----
Excluding Interest on Deposits     3.0     2.9      2.1     3.6    2.4
Including Interest on Deposits     1.5     1.3      1.2     1.3    1.2



                      For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges excluding capitalized interest. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor, the amortization of debt issuance expense and capitalized interest.

                      The Corporation's long term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:

                                      Year ended December 31,
                                      -----------------------
     (In thousands)        1993     1992      1991      1990     1989
                           ----     ----      ----      ----     ----
Long term obligation
(excludes deposits)      $283,855   $120,062  $103,752  $38,018  $2,245
Cumulative perpetual
 preferred stock of
 subsidiary bank         $ 11,000   $ 11,000  $ 11,000  $11,000     -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 2 through 26 of the Financial Review Section of the Annual Report to shareholders, is incorporated herein by reference.

                      Table K, "Maturity Distribution of Earning Assets", on page 16 of the Financial Review Section of the Annual Report to shareholders, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The report of the independent accountants, the Consolidated Financial Statements of the Corporation and its subsidiaries, together with the notes, on pages 27 through 47 of the Financial Review Section of the Annual Report to shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", and "Board of Directors and Committees" on pages 3 through 8 and "Nominees for Election as Directors" on page 9 of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on March 18, 1994 (the "Proxy Statement"), and under the caption "Executive Officers", on pages 9 through 11 of the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation Program", on pages 11 through 15 and under the caption "BanPonce Corporation Performance Graph" on page 16 of the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information under the captions "Principal Stockholders", on page 2 and under "Shares Beneficially Owned by Directors, Nominees and Officers of the Corporation", on pages 3 and 4 of the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Family Relationships" and "Other relationships and transactions", on page 11 of the Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

A.1 The following financial statements and reports included on pages 27 through 47 of the financial review section of the Corporation's Annual Report to Shareholders, have been incorporated herein by reference:

    Report of Independent Auditors.

    Consolidated Statements of Condition as of December 31, 1993 and 1992.

    Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1993.

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1993.

    Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1993.

    Notes to Consolidated Financial Statements.

A.2 Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

A.3 Exhibits


      EXHIBIT NO.       DESCRIPTION
      -----------       -----------
          3.1       Restated certificate of Incorporation
                    and By-Laws of BanPonce Corporation                                        (1)
          4.1       Form of certificate for common stock                                       (1a)
          4.2       Certificates of Resolution of the Board of
                    Directors of BanPonce Corporation dated August 11,
                    1988 creating a series of Preferred Stock of
                    the Corporation designated as Series A
                    Participating Cumulative Preferred Stock
                    Purchase rights and the designation and amount
                    of such series, the voting power preferences,
                    and relative, participating, optional, or other
                    special rights of the shares of such series, and
                    the qualifications, limitations or restrictions
                    thereof.  Rights Agreement dated as of August 11,
                    1988 by and between BanPonce Corporation and

                    Manufacturers Hanover Trust Company regarding
                    the issuance of certain Rights to the
                    Corporation's shareholders.                                                        (2)
          4.3       Amendment to Rights Agreement dated as of
                    December 11, 1990.                                                                 (3)
          4.4       Indenture, dated as of October 1, 1991, among
                    BanPonce Financial Corp., BanPonce Corporation
                    and Citibank, N.A. relating to the debt
                    securities of BanPonce Financial guaranteed
                    by BanPonce Corporation.                                                          (2a)
          4.5       Form of medium-term fixed rate note of BanPonce
                    Financial Corp. guaranteed by BanPonce
                    Corporation.                                                                      (2b)
          4.6       Form of medium-term floating rate note of
                    BanPonce Financial Corp. guaranteed by BanPonce
                    Corporation.                                                                      (2c)
         10.1       Certificate of Designation dated June 7,
                    1984 for Treasury Indexed Preferred
                    Stock of Banco Popular de Puerto Rico.
                    ("Banco Popular"), as successor of
                    Banco de Ponce.                                                                    (4)
         10.2       Form of 8-A Filing filed in connection with
                    the Series A Participating Cumulative
                    Preferred Stock Purchase Rights.                                                   (5)
         10.3       Senior Note Agreement dated as of January 15,
                    1992, between BanPonce Corporation and New
                    York Life Insurance Company regarding
                    the issuance by BanPonce Corporation of
                    $30,000,000 Senior Notes due January 15, 1997.                                    (12)
         10.3.1     Amended and Restated Senior Notes Agreement dated
                    June 11, 1993 by and among BanPonce Corporation,
                    New York Life Insurance Company and New York Life
                    Insurance Company and Annuity Company.
         10.4       Reimbursement Agreement dated October 24,
                    1989 between BanPonce Corporation and Barclays
                    Bank PLC; Underwriting Agreement dated October
                    20, 1989 by and between Vehicle Equipment
                    Leasing Company Inc., BanPonce Corporation and
                    the First Boston Corporation.                                                      (6)
         10.5       Note Purchase Agreement dated June 28, 1989
                    relating to $12,000,000 principal amount of
                    Capital Notes of Banco de Ponce; Letter of
                    Credit and Reimbursement Agreement dated
                    June 28, 1989 between Banco de Ponce and
                    The Bank of Nova Scotia; Issuing Bank Fee
                    Agreement dated June 28, 1989.                                                     (7)
         10.6       Amended and Restated Agreement and Plan of
                    Merger dated as of January 10, 1990 by and
                    among BanPonce Corporation, Banco de Ponce,
                    Banco Popular de P.R. and the Interim
                    Corporation.                                                                       (8)
         10.7       Note Purchase Agreement dated March 15,
                    1989 for $50,000,000 of senior subordinated

                    Capital Notes, maturing on June 15, 1996 by
                    and between Banco Popular de Puerto Rico and
                    Chase Manhattan Capital Markets Corporation
                    of Puerto Rico.                                                                    (9)
         10.8       Management Incentive Plan for certain Division
                    Supervisors approved in January 1987.
         10.9       Letter of Credit and Reimbursement Agreement
                    dated November 22, 1991 between BanPonce Corporation
                    and Barclays Bank PLC relating to Velco 1991-A Grantor
                    Trust, Assets Backed Certificates; Underwriting
                    Agreement dated November 21, 1991 by and between
                    Vehicle Equipment Leasing Company, Inc., BanPonce
                    Corporation and the First Boston Corporation.                                     (11)
         10.10      Revolving loan agreement executed by and
                    between Vehicle Equipment Leasing and BanPonce
                    Corporation as of January 15, 1992 in the
                    aggregate principal amount of $30,000,000.                                        (13)
         10.11      $85,785,000 Banco Popular de Puerto Rico 1992
                    Grantor Trust 1 Mortgage Pass - Through
                    Certificates, Class A, offering memorandum dated
                    June 25, 1992.  Underwriting Agreement by and
                    between Merril Lynch, Pierce, Ferrer & Smith
                    Incorporated, acting through its Puerto Rico
                    branch office and Lehman Brothers Puerto Rico, Inc.
                    and Banco Popular de Puerto Rico dated June 25, 1992;
                    Insurance Agreement by and between Municipal Bond
                    Investors Assurance Corporation as Insurer, Banco
                    Popular de Puerto Rico as Settlor, Banco Popular
                    de Puerto Rico as Servicer, Banco Central as
                    Collateral Agent and Banco Central as Trustee
                    dated June 25, 1992.                                                              (14)
         10.12      Credit Agreement by and between BanPonce Corporation,
                    BanPonce Financial Corp., Vehicle Equipment Leasing,
                    Company, Inc. ("The Companies") and Citibank, N.A.
                    for borrowing up to the principal amount of
                    $35,000,000 dated as of May 22, 1992; Credit Agreement
                    by and between the Companies and Barclays Bank PLC,
                    acting through its Miami Agency for borrowings up to
                    the principal amount $25,000,000 dated as of May 19,
                    1992; Credit Agreement by and between the Companies
                    and The First National Bank of Chicago, acting
                    individually and as agent, for borrowings up to
                    the aggregate amount of $40,000,000 dated as of
                    May 1, 1992.                                                                      (15)
         10.12.1    First and Second Amendments to Credit Agreement
                    by and between BanPonce Corporation, BanPonce Financial
                    Corp., Vehicle Equipment Leasing,Company,Inc. ("The
                    Companies") and Citibank,N.A. for borrowings up to the
                    principal amount of $50,000,000 dated as of April 8,


                  1993 and May 21, 1993, respectively. First and Second
                  Amendments to Credit Agreement by and between the Companies and Barclays Bank PLC, acting through its Miami Agency for borrowings up to the principal amount of $45,000,000 both dated as of April 2, 1993. First and Second Amendments to
                  Credit Agreement by and between the companies and the First
                  National Bank of Chicago, acting individually and as agent, for borrowings up to $60,000,000 dated April 1, 1993 and June 1, 1993 respectively.
10.12.2           Credit Agreement by and between BanPonce Corporation,
                  BanPonce Financial Corp., Vehicle Equipment
                  Leasing,Company,Inc. and Chemical Bank for borrowings up to the principal amount of $25,000,000 dated as of April 1, 1993 as amended on June 1, 1993.
12.0              Computation of ratio of earnings to fixed charges.
13.1 Registrant's Annual Report to Shareholders for the year ended December 31, 1993.
21.1              Schedule of Subsidiaries
23.1              Consent of Independent Auditors
99.1              Registrant's Proxy Statement for the April 22, 1994 Annual
                  Meeting of Stockholders

B. No report on Form 8-K was filed for the year ended December 31, 1993.

(1) Incorporated by reference to Exhibit 4.1 of Registration
     Statement No. 33-39028.

(1a)Incorporated by reference to exhibit 4.1 of the Corporation's
     Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

(2) Incorporated by reference to Exhibit 4.3 of Registration Statement No. 33-39028.

(2a) Incorporated by reference to Exhibit 4(c) to Registration
      Statement No. 33-41686.

(2b) Incorporated by reference to Exhibit 2 on Form 8-K filed on October 8, 1991.

(2c) Incorporated by reference to Exhibit 3 on Form 8-K filed on October 8, 1991.

(3)  Incorporated by reference to Exhibit 4.4 of Registration
      Statement No. 33-39028.

(4) Incorporated by reference to Exhibit number 10.2 of Registration Statement No. 33-00497.

(5) Incorporated by reference to Exhibit 10.3 of the 1991
     Form 10-K.

(6) Incorporated by reference to Exhibit 10.8 of the 1991
     Form 10-K.

(7) Incorporated by reference to Exhibit 10.9 of the 1991
     Form 10-K.

(8) Incorporated by reference to Exhibit 10.10 of the 1991
     Form 10-K.

(9) Incorporated by reference to Exhibit 10.12 of the 1991
     Form 10-K.

(10) Incorporated by reference to Exhibit 10.13 of the 1991
      Form 10-K.

(11) Incorporated by reference to Exhibit 10.14 of the 1991
      Form 10-K.

(12) Incorporated by reference to Exhibit 10.19 of the 1991
      Form 10-K.

(13) Incorporated by reference to Exhibit 10.6 of the 1991
      Form 10-K.

(14) Incorporated by reference to Exhibit 10.14 of the 1992
      Form 10-K.

(15) Incorporated by reference to Exhibit 10.15 of the 1992
      Form 10-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BANPONCE CORPORATION
                                             (Registrant)



                           By: /s/ Richard L. Carrion
                               --------------------------------
                                      Richard L. Carrion
                               Chairman of the Board, President
                                 and Chief Executive Officer
                                (Principal Executive Officer)


                           By: /s/ David H. Chafey, Jr.
                               --------------------------------
                                      David H. Chafey, Jr.
                                    Executive Vice President
                                 (Principal Executive Officer)


                           By: /s/ Orlando Berges
                               --------------------------------
                                        Orlando Berges
                                           Treasurer
                                (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                       Titles                  Dates
       ----------                       ------                  -----
/s/ Richard L. Carrion              Chairman of the Board,
- - - - - --------------------------------      President and Chief
Richard L. Carrion                    Executive Officer         3-10-94
                                                               --------

/s/ Alfonso F. Ballester               Vice Chairman of
- - - - - --------------------------------          the Board             3-10-94
Alfonso F. Ballester                                           --------


/s/ Manuel L. Del Valle                Vice Chairman of
- - - - - --------------------------------          the Board             3-10-94
Manuel L. Del Valle                                            --------


/s/ Antonio Luis Ferre                 Vice Chairman of
- - - - - ---------------------------------         the Board             3-10-94
Antonio Luis Ferre                                             --------


/s/Juan J. Bermudez
- - - - - ----------------------------------
Juan J. Bermudez                         Director              3-10-94
                                                              --------

/s/Sila M. Calderon
- - - - - ----------------------------------
Sila M. Calderon                         Director              3-10-94
                                                              --------

/s/Francisco J. Carreras
- - - - - ----------------------------------
Francisco J. Carreras                    Director              3-10-94
                                                              --------

/s/Waldemar Del Valle
- - - - - ----------------------------------
Waldemar Del Valle                       Director              3-10-94
                                                              --------

/s/Luis E. Dubon, Jr.
- - - - - ----------------------------------
Luis E. Dubon, Jr.                       Director              3-10-94
                                                              --------

/s/Roberto W. Esteves
- - - - - ----------------------------------
Roberto W. Esteves                       Director              3-10-94
                                                              --------

/s/Hector R. Gonzalez
- - - - - ----------------------------------
Hector R. Gonzalez                       Director              3-10-94
                                                              --------

/s/Franklin A. Mathias
- - - - - ----------------------------------
Franklin A. Mathias                      Director             3-10-94
                                                             --------

/s/Hugh G. McComas
- - - - - ----------------------------------
Hugh G. McComas                          Director             3-10-94
                                                             --------

/s/Manuel Morales, Jr.
- - - - - ----------------------------------
Manuel Morales, Jr.                      Director             3-10-94
                                                             --------

/s/Alberto M. Paracchini
- - - - - ----------------------------------
Alberto M. Paracchini                    Director             3-10-94
                                                             --------


- - - - - ----------------------------------
Francisco Perez, Jr.                     Director
                                                             --------


/s/Francisco M. Rexach, Jr.
- - - - - ----------------------------------
Francisco M. Rexach, Jr.                 Director             3-10-94
                                                             --------

/s/Felix J. Serralles, Jr.
- - - - - ----------------------------------
Felix J. Serralles, Jr.                  Director             3-10-94
                                                             --------

/s/Emilio Jose Venegas
- - - - - -----------------------------------
Emilio Jose Venegas                      Director             3-10-94
                                                             --------

/s/Julio E. Vizcarrondo, Jr.
- - - - - -----------------------------------
Julio E. Vizcarrondo, Jr.                Director             3-10-94
                                                             --------

                        EXHIBIT INDEX


Exhibit No.             DESCRIPTION


          3.1       Restated certificate of Incorporation
                    and By-Laws of BanPonce Corporation                                       (1)
          4.1       Form of certificate for common stock                                     (1a)
          4.2       Certificates of Resolution of the Board of
                    Directors of BanPonce Corporation dated August 11, 1988
                    creating a series of Preferred Stock
                    of the Corporation designated as Series A
                    Participating Cumulative Preferred Stock
                    Purchase rights and the designation and amount
                    of such series, the voting power preferences,
                    and relative, participating, optional, or other
                    special rights of the shares of such series, and
                    the qualifications, limitations or restrictions
                    thereof.  Rights Agreement dated as of August 11,
                    1988 by and between BanPonce Corporation and
                    Manufacturers Hanover Trust Company regarding
                    the issuance of certain Rights to the
                    Corporation's shareholders.                                               (2)
          4.3       Amendment to Rights Agreement dated as of
                    December 11, 1990.                                                        (3)
          4.4       Indenture, dated as of October 1, 1991, among
                    BanPonce Financial Corp., BanPonce Corporation
                    and Citibank, N.A. relating to the debt
                    securities of BanPonce Financial guaranteed
                    by BanPonce Corporation.                                                 (2a)
          4.5       Form of medium-term fixed rate note of BanPonce
                    Financial Corp. guaranteed by BanPonce
                    Corporation.                                                             (2b)
          4.6       Form of medium-term floating rate note of
                    BanPonce Financial Corp. guaranteed by BanPonce
                    Corporation.                                                             (2c)
         10.1       Certificate of Designation dated June 7,
                    1984 for Treasury Indexed Preferred
                    Stock of Banco Popular de Puerto Rico.
                    ("Banco Popular"), as successor of
                    Banco de Ponce.                                                           (4)
         10.2       Form of 8-A Filing filed in connection with
                    the Series A Participating Cumulative
                    Preferred Stock Purchase Rights.                                          (5)
         10.3       Senior Note Agreement dated as of January 15,
                    1992, between BanPonce Corporation and New
                    York Life Insurance Company regarding
                    the issuance by BanPonce Corporation of
                    $30,000,000 Senior Notes due January 15, 1997.                           (12)
         10.3.1     Amended and Restated Senior Notes Agreement dated
                    June 11, 1993 by and among BanPonce Corporation,
                    New York Life Insurance Company and New York Life

                    Insurance Company and Annuity Company.
         10.4       Reimbursement Agreement dated October 24,
                    1989 between BanPonce Corporation and Barclays
                    Bank PLC; Underwriting Agreement dated October
                    20, 1989 by and between Vehicle Equipment
                    Leasing Company Inc., BanPonce Corporation and
                    the First Boston Corporation.                                               (6)
         10.5       Note Purchase Agreement dated June 28, 1989
                    relating to $12,000,000 principal amount of
                    Capital Notes of Banco de Ponce; Letter of
                    Credit and Reimbursement Agreement dated
                    June 28, 1989 between Banco de Ponce and
                    The Bank of Nova Scotia; Issuing Bank Fee
                    Agreement dated June 28, 1989.                                              (7)
         10.6       Amended and Restated Agreement and Plan of
                    Merger dated as of January 10, 1990 by and
                    among BanPonce Corporation, Banco de Ponce,
                    Banco Popular de P.R. and the Interim
                    Corporation.                                                                (8)
         10.7       Note Purchase Agreement dated March 15,
                    1989 for $50,000,000 of senior subordinated
                    Capital Notes, maturing on June 15, 1996 by
                    and between Banco Popular de Puerto Rico and
                    Chase Manhattan Capital Markets Corporation
                    of Puerto Rico.                                                             (9)
         10.8       Management Incentive Plan for certain
                    Division Supervisors approved in January
                    1987.                                                                      (10)
         10.9       Letter of Credit and Reimbursement
                    Agreement dated November 22, 1991
                    between BanPonce Corporation and
                    Barclays Bank PLC relating to Velco
                    1991-A Grantor Trust, Assets Backed
                    Certificates; Underwriting Agreement
                    dated November 21, 1991 by and between
                    Vehicle Equipment Leasing Company, Inc.,
                    BanPonce Corporation and the First Boston
                    Corporation.                                                               (11)
         10.10      Revolving loan agreement executed by and
                    between Vehicle Equipment Leasing and BanPonce
                    Corporation as of January 15, 1992 in the
                    aggregate principal amount of $30,000,000.                                 (13)
         10.11      $85,785,000 Banco Popular de Puerto Rico 1992
                    Grantor Trust 1 Mortgage Pass - Through
                    Certificates, Class A, offering memorandum dated
                    June 25, 1992.  Underwriting Agreement by and
                    between Merrill Lynch, Pierce, Ferrer & Smith
                    Incorporated, acting through its Puerto Rico
                    branch office and Lehman Brothers Puerto Rico, Inc.
                    and Banco Popular de Puerto Rico dated June 25, 1992;
                    Insurance Agreement by and between Municipal Bond
                    Investors Assurance Corporation as Insurer, Banco
                    Popular de Puerto Rico as Settlor, Banco Popular

            de Puerto Rico as Servicer, Banco Central as
            Collateral Agent and Banco Central as Trustee
            dated June 25, 1992.                                                                 (14)
  10.12     Credit Agreement by and between BanPonce Corporation,
            BanPonce Financial Corp., Vehicle Equipment Leasing,
            Company, Inc. ("The Companies") and Citibank, N.A.
            for borrowing up to the principal amount of
            $35,000,000 dated as of May 22, 1992; Credit Agreement
            by and between the Companies and Barclays Bank PLC,
            acting through its Miami Agency for borrowings up to
            the principal amount $25,000,000 dated as of May 19,
            1992; Credit Agreement by and between the Companies
            and The First National Bank of Chicago, acting
            individually and as agent, for borrowings up to
            the aggregate amount of $40,000,000 dated as of
            May 1, 1992.                                                                         (15)
  10.12.1   First and Second Amendments to Credit Agreement
            by and between BanPonce Corporation, BanPonce Financial
            Corp., Vehicle Equipment Leasing,Company,Inc. ("The Companies")
            and Citibank,N.A. for borrowings up to the
            principal amount of $50,000,000 dated as of April 8, 1993
            and May 21, 1993, respectively. First and Second
            Amendments to Credit Agreement by and between the
            Companies and Barclays Bank PLC, acting through its
            Miami Agency for borrowings up to the principal amount
            of $45,000,000 both dated as of April 2, 1993. First and
            Second Amendments to Credit Agreement by and between the
            companies and the First National Bank of Chicago, acting
            individually and as agent, for borrowings up to
            $60,000,000 dated April 1, 1993 and June 1, 1993
            respectively.
  10.12.2   Credit Agreement by and between BanPonce Corporation,
            BanPonce Financial Corp., Vehicle Equipment
            Leasing,Company,Inc. and Chemical Bank for borrowings up
            to the principal amount of $25,000,000 dated as of April 1, 1993 as amended on June 1, 1993.
  12.0      Computation of ratio of earnings to fixed
            charges.
  13.1      Registrant's Annual Report to Shareholders for
            the year ended December 31, 1993.
  21.1      Schedule of Subsidiaries
  23.1      Consent of Independent Auditors
  99.1      Registrant's Proxy Statement for the April 22,
            1994 Annual Meeting of Stockholders
- - - - - --------------------

(1) Incorporated by reference to Exhibit 4.1 of Registration
     Statement No. 33-39028.

(1a)Incorporated by reference to exhibit 4.1 of the Corporation's
     Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

(2) Incorporated by reference to Exhibit 4.3 of Registration Statement No. 33-39028.

(2a) Incorporated by reference to Exhibit 4(c) to Registration
      Statement No. 33-41686.

(2b) Incorporated by reference to Exhibit 2 on Form 8-K filed on October 8, 1991.

(2c) Incorporated by reference to Exhibit 3 on Form 8-K filed on October 8, 1991.

(3)  Incorporated by reference to Exhibit 4.4 of Registration
      Statement No. 33-39028.

(4) Incorporated by reference to Exhibit number 10.2 of Registration Statement No. 33-00497.

(5)  Incorporated by reference to Exhibit 10.3 of the 1991
      Form 10-K.

(6)  Incorporated by reference to Exhibit 10.8 of the 1991
      Form 10-K.

(7)  Incorporated by reference to Exhibit 10.9 of the 1991
      Form 10-K.

(8)  Incorporated by reference to Exhibit 10.10 of the 1991
      Form 10-K.

(9)  Incorporated by reference to Exhibit 10.12 of the 1991
      Form 10-K.

(10) Incorporated by reference to Exhibit 10.13 of the 1991
      Form 10-K.

(11) Incorporated by reference to Exhibit 10.14 of the 1991
      Form 10-K.

(12) Incorporated by reference to Exhibit 10.19 of the 1991
      Form 10-K.

(13) Incorporated by reference to Exhibit 10.6 of the 1991
      Form 10-K.

(14) Incorporated by reference to Exhibit 10.14 of the 1992
      Form 10-K.

(15) Incorporated by reference to Exhibit 10.15 of the 1992
      Form 10-K.