Form 10-Q
period 1994-03-31
BANPONCE CORP
filed 1994-05-13
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994          Commission file number 0 - 13818
                  --------------                                 ---------

                               BANPONCE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                             66-041-6582
- - ------------------------                                   -------------------
(State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)

                            Popular Center Building
                       209 Munoz Rivera avenue, Hato Rey
                          San Juan, Puerto Rico  00918
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code       (809) 765-9800
                                                         --------------

                                Not Applicable
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X              No
                          ---                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

   Common Stock $6.00 Par value                32,756,219
   ----------------------------   -------------------------------------------
         (Title of Class)           (Shares Outstanding as of March 31, 1994)

                              BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                                         Page
- - ------------------------------                                                         ------
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  March 31, 1994 and December 31, 1993.                                 3
                                                                                      ------

                 Unaudited consolidated statements of income
                  Quarters ended March 31, 1994 and 1993.                               4
                                                                                      ------

                 Unaudited consolidated statements of cash
                  flows - Quarters ended March 31, 1994 and 1993.                       5
                                                                                      ------

                 Notes to unaudited consolidated financial
                  statements.                                                          6-12
                                                                                      ------

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.                        13-20
                                                                                      ------




Part II - Other Information
- - ---------------------------


    Item 1.  Legal proceedings - None                                                   N/A
                                                                                      ------

    Item 2.  Changes in securities - None                                               N/A
                                                                                      ------

    Item 3.  Defaults upon senior securities - None                                     N/A
                                                                                      ------

    Item 4.  Submission of matters to a vote of
             security holders - None                                                    N/A
                                                                                      ------

    Item 5.  Other information                                                          N/A
                                                                                      ------

    Item 6.  Exhibits and reports on Form 8-K                                           21
                                                                                      ------

    ---      Signature                                                                  21
                                                                                      ------

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                            March 31,             December 31,

(In thousands)                                                                1994                     1993
- - --------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                   $   364,961              $   368,837
- - --------------------------------------------------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                              152,000                  247,333
 Time deposits with other banks                                                10,500                   15,100
 Banker's acceptances                                                             341                      259
- - --------------------------------------------------------------------------------------------------------------
                                                                              162,841                  262,692
- - --------------------------------------------------------------------------------------------------------------

Investment securities held to maturity,
 at cost (Notes 3 and 4)                                                    3,450,827                3,330,798
Investment securities available for sale,
 at market (Notes 3 and 4)                                                    719,178                  714,565
Trading account securities, at market                                          12,647                    3,017

Loans (Note 4)                                                              7,120,742                6,655,072
 Less - Unearned income                                                       305,346                  308,150
        Allowance for loan losses                                             140,949                  133,437
- - --------------------------------------------------------------------------------------------------------------
                                                                            6,674,447                6,213,485
- - --------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        310,319                  298,089
Other real estate                                                              11,899                   12,699
Customer's liabilities on acceptances                                           1,378                    1,392
Accrued income receivable                                                      77,037                   79,285
Other assets                                                                  104,840                   95,763
Intangible assets                                                             140,153                  132,746
- - --------------------------------------------------------------------------------------------------------------
                                                                          $12,030,527              $11,513,368
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing                                                    $ 1,799,641              $ 1,848,859
  Interest bearing                                                          7,021,533                6,673,799
- - --------------------------------------------------------------------------------------------------------------
                                                                            8,821,174                8,522,658
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)                                    1,026,458                  951,733
Other short-term borrowings                                                   773,487                  664,173
Notes payable                                                                 268,786                  253,855
Senior debentures                                                              30,000                   30,000
Acceptances outstanding                                                         1,378                    1,392
Other liabilities                                                             177,697                  182,362
- - --------------------------------------------------------------------------------------------------------------
                                                                           11,098,980               10,606,173
- - --------------------------------------------------------------------------------------------------------------

Subordinated notes (Note 6)                                                    62,000                   62,000
- - --------------------------------------------------------------------------------------------------------------

Preferred stock of subsidiary Bank (Note 7)                                    11,000                   11,000
- - --------------------------------------------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Common stock                                                                 196,537                  196,395
 Surplus                                                                      387,177                  386,622
 Retained earnings                                                            229,148                  208,607
 Unrealized gains on securities available for sale (Note 2)                     3,114                    -0-
 Capital reserves                                                              42,571                   42,571
- - --------------------------------------------------------------------------------------------------------------
                                                                              858,547                  834,195
- - --------------------------------------------------------------------------------------------------------------
                                                                          $12,030,527              $11,513,368
==============================================================================================================

The accompanying notes are an integral part of these unaudited financial statements

                                                                               4
BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                  Quarter ended
                                                                                    March 31,

(Dollars in thousands, except per share information)                           1994             1993
- - ------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                      $ 147,373       $  129,018
 Money market investments                                                       2,140            1,477
 Investment securities                                                         49,459           53,893
 Trading account securities                                                         9               39
- - ------------------------------------------------------------------------------------------------------
                                                                              198,981          184,427
- - ------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                      54,179           55,837
 Short-term borrowings                                                         14,018            7,338
 Long-term debt                                                                 5,431            3,491
- - ------------------------------------------------------------------------------------------------------
                                                                               73,628           66,666
- - ------------------------------------------------------------------------------------------------------

Net interest income                                                           125,353          117,761
Provision for loan losses                                                      13,663           21,547
- - ------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                              111,690           96,214
Service charges on deposit accounts                                            17,175           15,476
Other service fees                                                             11,895           10,372
Gain on sale of securities                                                        272              446
Trading account profit                                                            170               60
Other operating income                                                          4,042            2,325
- - ------------------------------------------------------------------------------------------------------
                                                                              145,244          124,893
- - ------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                      39,042           36,443
 Profit sharing                                                                 4,991            4,928
 Pension and other benefits                                                    11,286           15,668
- - ------------------------------------------------------------------------------------------------------
                                                                               55,319           57,039
Net occupancy expense                                                           6,903            6,275
Equipment expenses                                                              8,203            6,333
Other taxes                                                                     4,432            3,689
Professional fees                                                               6,850            6,158
Communications                                                                  4,904            4,768
Business promotion                                                              3,690            3,592
Printing and supplies                                                           2,101            1,881
Other operating expenses                                                        9,814            9,259
Amortization of intangibles                                                     4,361            3,860
- - ------------------------------------------------------------------------------------------------------
                                                                              106,577          102,854
- - ------------------------------------------------------------------------------------------------------

Income before tax, dividends on preferred stock of subsidiary
 Bank and cumulative effect of accounting changes                              38,667           22,039
Income tax (Note 9)                                                             9,745            2,511
- - ------------------------------------------------------------------------------------------------------
Income before dividends on preferred stock of subsidiary
 Bank and cumulative effect of accounting changes                              28,922           19,528

Dividends on preferred stock of subsidiary Bank                                   193              193
- - ------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting changes                          28,729           19,335
Cumulative effect of accounting changes (Note 2)                                                 6,185
- - ------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $  28,729       $   25,520
======================================================================================================

EARNINGS PER SHARE (NOTE 10):
Income before cumulative effect of accounting changes                       $    0.88       $     0.59
Cumulative effect of accounting changes (Note 2)                                                  0.19
- - ------------------------------------------------------------------------------------------------------

Net Income                                                                  $    0.88       $     0.78
======================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      For the quarter ended
(In thousands)                                                                              March 31,
                                                                                      1994             1993
- - --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  28,729        $  25,520
- - --------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization of premises and equipment                                8,309            6,464
 Provision for loan losses                                                             13,663           21,547
 Amortization of intangibles                                                            4,361            3,860
 Gain on sale of investment securities and other                                         (272)            (446)
 Gain on sale of premises and equipment                                                  (487)            (323)
 Gain on sale of loans                                                                                    (300)
 Amortization of premiums and accretion of discounts
  on investments                                                                        4,296            1,665
 Amortization of deferred loan fees and costs                                              77            1,164
 Postretirement benefit obligation                                                      1,019           43,602
 Net increase in trading securities                                                    (9,630)          (9,985)
 Net decrease in interest receivable                                                    4,339            8,036
 Net increase in other assets                                                          (5,431)          (7,200)
 Net decrease in interest payable                                                      (4,199)          (4,568)
 Net increase (decrease) in current and deferred taxes                                  5,677          (42,388)
 Net decrease in other liabilities                                                    (11,731)          (8,430)
- - --------------------------------------------------------------------------------------------------------------

Total adjustments                                                                       9,991           12,698
- - --------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                              38,720           38,218
- - --------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                             105,251          159,104
 Purchases of investment securities held to maturity                               (2,126,928)        (904,945)
 Maturities of investment securities held to maturity                               2,002,656          682,450
 Sales of investment securities held to maturity                                                         1,759
 Sales of investment securities available for sale                                    281,524           83,225
 Purchases of investment securities available for sale                               (168,024)         (58,696)
 Net disbursements on loans                                                          (218,994)         (48,910)
 Proceeds from sale of loans                                                                            25,780
 Acquisition of mortgage loan portfolios                                              (76,700)        (101,100)
 Assets acquire, net of cash                                                          (17,557)
 Acquisition of premises and equipment                                                (21,771)         (19,256)
 Proceeds from sale of premises and equipment                                           8,249            2,957
- - --------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (232,294)        (177,632)
- - --------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                                    5,811          (87,103)
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                                       69,725          164,535
 Net increase in other short-term borrowings                                          106,714           72,558
 Proceeds from issuance of notes payable                                               14,934            9,980
 Payments of notes payable                                                                 (2)             (21)
 Dividends paid                                                                        (8,183)          (6,531)
 Proceeds from issuance of common stock                                                   699              470
- - --------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                             189,698          153,888
- - --------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and due from banks                                     (3,876)          14,474
Cash and due from banks at beginning of period                                        368,837          325,497
- - --------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                            $ 364,961        $ 339,971
==============================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Velco, Popular International Bank, Inc.and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries), and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc. and Popular Consumer Services, Inc., as of March 31, 1994 and December 31, 1993, and their related statements of income and cash flows for the quarters ended March 31, 1994 and 1993. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments for a fair presentation of such results.

NOTE 2- ACCOUNTING CHANGES

During the first quarter of 1994 the Corporation adopted SFAS 115
"Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at March 31, 1994 includes $3.1 million, net of taxes, in unrealized holding gains on securities available for sale.

Effective January 1, 1993, the Corporation implemented the Statement of Financial Accounting Standards (SFAS) 106, "Employers Accounting for Postretirement Benefits other than Pensions", and SFAS 109, "Accounting for Income Taxes". Under SFAS 106 the cost of retiree health care and other postretirement benefits is accrued during employees' service periods. The Corporation elected to recognize the full transition obligation, which is the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption, in the first quarter of 1993 rather than amortize it over future periods. The cumulative effect, net of taxes, of this accounting change amounted to $22.7 million, or $0.70 per share. The SFAS 109 established accounting and reporting standards for the recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The cumulative effect of this change resulted in a credit to income of $28.9 million, or $0.89 per share. This amount is net of a valuation allowance of approximately $2.1 million related to a deferred tax asset arising from net operating loss carryforwards for which the Corporation cannot determine the likelihood that they will be realized.

NOTE 3 - INVESTMENT SECURITIES

The maturities as of March 31, 1994 and market value for the following investment securities are:

Investment securities held to maturity:

                                                                            March 31,
                                                             1994                              1993

                                                  Book Value      Market Value      Book Value     Market Value
                                           --------------------------------------------------------------------
U.S. Treasury (average maturity of
 11.5 months)                                    $ 2,206,380      $ 2,203,787      $ 2,628,862      $ 2,677,195
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 6.9 months)                             412,145          411,469          150,468          152,985
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 4 years and 3 months)                   210,054          215,930          220,440          230,195
Others (average maturity of 3 years
 and 2.7 months)                                     622,248          611,208          485,581          486,786
                                           --------------------------------------------------------------------

                                                 $ 3,450,827      $ 3,442,394      $ 3,485,351      $ 3,547,161
                                           ====================================================================

Investment securities available for sale:
                                                                            March 31,
                                                             1994                              1993

                                                Book Value      Market Value      Book Value     Market Value
                                           ------------------------------------------------------------------
U.S. Treasury (average maturity
 of 3 years and 2.3 months)                      $ 558,700        $ 562,572        $ 304,557        $ 328,408
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 3 years and 1.5 months)               116,621          116,901           95,163           96,734
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 10.8 months)                        27,135           27,135
Others (average maturity of 2 years
 and 7.2 months)                                    12,570           12,570            8,484            8,484
                                           ------------------------------------------------------------------

                                                 $ 715,026        $ 719,178        $ 408,204        $ 433,626
                                           ==================================================================


NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $1,921,301 (1993 - $1,574,978) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand- by letters of credit which at March 31, 1994 amounted to $15,257 and $80,455, respectively. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

          8.50% Fixed Rate Notes, due in 1996                            $12,000
          8.875% Fixed Rate Notes series A, due in 1996                   15,000
          8.6875% Fixed Rate Notes series B, due in 1996                  15,000
          Floating Rate Notes series A with interest
           payable at 88% of LIBID rate, due in 1996                      19,000
          Floating Rate Notes series B with interest
           payable at 86% of LIBID rate, due in 1996                       1,000
                                                                         -------
                                                                         $62,000
                                                                         =======

NOTE 7- PREFERRED STOCK OF SUBSIDIARY BANK


As of March 31, 1994, the subsidiary Bank has 200,000 shares of authorized preferred stock with a par value of $100, of which 110,000 are issued and outstanding.

NOTE 8- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,756,219 are issued and outstanding at March 31, 1994.

NOTE 9- INCOME TAX

The income tax expense includes a tax provision of $68 and $187 in 1994 and 1993, respectively, related with the gains on sale of securities.

NOTE 10- EARNINGS PER SHARE BASIS

Earnings per share are based on 32,756,219 average shares outstanding during 1994 and 32,672,126 during 1993.

NOTE 11- SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      During the quarter ended March 31, 1994 the Corporation paid interest and income taxes amounting to $81,843 and $152, respectively (1993- $70,997 and $604). In addition, the loans receivable transferred to other real estate and other property as of March 31, 1994, amounted to $254 and $620, respectively (1993- $8,537 and $1,598). The Corporation's stockholders' equity at March 31, 1994 includes $4.2 million, in unrealized holding gains on securities available for sale.

NOTE 12- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries) as of March 31, 1994 and 1993, and the results of their operations for the quarters then ended.


                       POPULAR INTERNATIONAL BANK, INC.
                            STATEMENT OF CONDITION
                                (In thousands)


                                                                                     March 31,
                                                                                     ---------

                                                                       1994                              1993
                                                                       ----                              ----
Assets:

Cash                                                                $ 12,632                          $  1,539
Money market investments                                               8,036                            11,572
Investment securities                                                113,742                             -0-
                                                                    --------                          --------

Loans                                                                640,373                           218,903
Less: Unearned income                                                 25,008                            10,846
      Allowance for loan losses                                        9,566                             2,857
                                                                    --------                          --------
                                                                     605,799                           205,200
Other assets, consisting principally of
 intangible assets, including goodwill, net                           35,956                            10,341
                                                                    --------                          --------

   Total assets                                                     $776,165                          $228,652
                                                                    ========                          ========

Liabilities and Stockholder's Equity:

Deposits                                                            $292,705                          $  -0-
Short-term borrowings                                                163,110                            93,740
Notes payable                                                        239,117                            99,762
Other liabilities                                                     20,433                             6,327
Stockholder's equity                                                  60,800                            28,823
                                                                    --------                          --------

   Total liabilities and stockholder's equity                       $776,165                          $228,652
                                                                    ========                          ========

                       POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                (In thousands)



                                                                   Quarter ended
                                                                     March 31,

                                                                1994          1993
                                                                ------------------
Income:

Interest and fees                                            $10,859           $6,730
Other service fees                                             1,395              430
                                                             -------           ------

         Total income                                         12,254            7,160
                                                             -------           ------

Expenses:

Interest expense                                               5,281            2,731
Provision for loan losses                                      1,371              880
Operating expenses                                             3,259            2,820
                                                             -------           ------

         Total expenses                                        9,911            6,431
                                                             -------           ------

Income before income tax                                       2,343              729
Income tax                                                       979              323
                                                             -------           ------

         Net income                                          $ 1,364           $  406
                                                             =======           ======

NOTE 13- BANPONCE FINANCIAL CORP. (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Spring Financial Services, Inc. and Pioneer Bancorp Inc., as of March 31, 1994 and 1993, and the results of their operations for the quarters then ended.


                           BANPONCE FINANCIAL CORP.
                            STATEMENT OF CONDITION
                                (In thousands)

                                                                                     March 31,
                                                                                     ---------
                                                                       1994                              1993
                                                                       ----                              ----
Assets:

Cash                                                                $ 12,612                          $  1,514
Money market investments                                               7,041                            10,395
Investment securities                                                113,742                              -0-
                                                                    ---------                         --------

Loans                                                                640,373                           218,903
Less: Unearned income                                                 25,008                            10,846
      Allowance for loan losses                                        9,566                             2,857
                                                                    --------                          --------
                                                                     605,799                           205,200
Other assets, consisting principally of
 intangible assets, including goodwill, net                           35,931                            10,328
                                                                    --------                          --------

   Total assets                                                     $775,125                          $227,437
                                                                    ========                          ========

Liabilities and Stockholder's Equity:

Deposits                                                            $292,705                          $   -0-
Other short-term borrowings                                          163,111                            93,740
Notes payable                                                        239,117                            99,762
Other liabilities                                                     20,433                             6,327
Stockholder's equity                                                  59,759                            27,608
                                                                    --------                          --------

   Total liabilities and stockholder's equity                       $775,125                          $227,437
                                                                    ========                          ========

                           BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                (In thousands)

                                                                  Quarter ended
                                                                    March 31,

                                                                1994          1993
                                                                ------------------
Income:

Interest and fees                                            $10,851           $6,720
Other service fees                                             1,394              430
                                                             -------            -----

         Total income                                         12,245            7,150
                                                             -------           ------

Expenses:

Interest expense                                               5,281            2,731
Provision for loan losses                                      1,371              880
Operating expenses                                             3,226            2,725
                                                             -------           ------

         Total expenses                                        9,878            6,336
                                                             -------           ------

Income before income tax                                       2,367              814
Income tax                                                       979              323
                                                             -------           ------

         Net income                                          $ 1,388           $  491
                                                             =======           ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its subsidiaries Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Consumer Services, Inc., Vehicle Equipment Leasing Company, Inc. (VELCO), Popular International Bank, Inc., and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. (Spring) and Pioneer Bancorp, Inc. (Pioneer), second tier subsidiaries. Pioneer was acquired on March 31, 1994.

This financial review should be read in conjunction with the unaudited consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

Net income for the first quarter of 1994 was $28.7 million, compared with $25.5 million for the same period in 1993, a 12.6% increase. Net income for 1993 includes the effect of the adoption of two new accounting principles, which resulted in $6.2 million in additional revenues for the Corporation.

On a per share basis, net earnings for the quarter were $0.88 per share, based on 32,756,219 average shares outstanding, as compared with $0.78 per share for the first quarter of 1993 based on 32,672,126 average shares outstanding. The Corporation's return on assets (ROA) and return on equity (ROE) for the first quarter of 1994 were 1.0% and 13.78%, respectively, compared with 1.03% and 13.60%, for the first quarter of 1993. For the last quarter of 1993 these ratios were 0.98% and 13.59%.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 1994, reached $125.4 million, a 6.5% percent increase when compared with $117.8 million reported during the same quarter in 1993. On a taxable equivalent basis, net interest income rose to $136.9 million for the first three months of 1994 from $130.1 million for the same period in 1993. This rise is the net effect of a $19.2 million increase due to the growth and change in the composition of average earning assets and a $12.4 million decrease due to lower taxable equivalent yields. For analytical purposes, the interest earned on tax exempt assets is adjusted to a "taxable equivalent" basis assuming the statutory income tax rate of 42%.

Average earning assets increased $1,546 million, reaching $10,809 million for the first quarter of 1994 compared with $9,263 million for the same quarter in 1993. The increase is principally related to a higher volume of average mortgage loans by $858 million, principally related to several purchases of mortgages realized during 1993 and to a higher origination activity in Banco Popular and Spring. During the first quarter of 1994 the Federal Reserve raised the federal funds rate in response to a recovering economy and anticipating inflationary pressures. This increase in rates is expected to result in a slow-down in the mortgage loans' refinancing activity during 1994. The increase in average loans also reflects a 12% increase in commercial loans which rose $286 million.

Average investment securities increased to $4,113 million from $3,822 million in 1993. The increase in investment securities is principally related to the acquisition of several CMO's by Banco Popular during 1993 and to a higher level of tax exempt securities, mainly U.S. Treasury securities.

The average yield on earning assets on a taxable equivalent basis decreased 71 basis points to 7.79% compared with 8.50% in the first quarter of 1993 due to the significant growth in assets during 1993 when interest rates reached their lowest levels in three decades. The average yield on loans, on a taxable equivalent basis, decreased from 9.95% reported during the first quarter of 1993 to 9.21% for the first quarter of 1994. The yield on mortgage loans decreased 176 basis points, principally due to the significant volume of refinancings, originations and purchases of loans realized during the low interest rate environment that prevailed in 1993. These loans, however, provided higher returns than most other investment alternatives available with limited interest rate risk being assumed given the deposits acquired during 1993. Personal loans yield decreased 68 basis points due to competitive factors in the Puerto Rico financial industry. In addition, the Corporation is placing more emphasis in the origination of secured personal loans, such as home equity and cash collateral loans, that carry a lower yield. The yield on investment securities also showed a reduction, decreasing 96 basis points from 6.76% to 5.80% during the first quarter of 1994. During 1993 approximately $660 million in U.S. Treasury securities matured with an average yield of approximately 6.99%. These securities were substituted, in part with U.S. Treasury securities yielding approximately 4.78%.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(In Millions)                                                    First Quarter
- - ---------------------------------------------------------------------------------------------------
                                                1994 Average                        1993 Average
                                             Balance      Rate                 Balance        Rate
                                            -------------------------------------------------------
Earning assets                              $10,809       7.79%                $9,263         8.50%
                                            =======                            ======

Financed by:
 Interest
 bearing funds                              $ 8,856       3.33%                $7,569         3.52%


Non-interest
 bearing funds                                1,953                             1,694
                                            -------                            ------

 TOTAL                                      $10,809       2.72%                $9,263         2.88%
                                            =======                            ======

Net interest income
 per books                                  $ 125.4                            $117.8

Taxable equivalent
 adjustment                                    11.5                              12.3
                                            -------                            ------

Net interest income on a
 taxable equivalent basis                   $ 136.9                            $130.1
                                            =======                            ======

Spread                                                    4.46%                              4.98%
Net interest yield                                        5.07%                              5.62%

Average interest bearing liabilities for the quarter ended March 31, 1994 were $8,856 million, compared with $7,569 million during the first quarter of 1993, a 17% increase. This rise relates principally to a higher level of short-term borrowings by $767 million, particularly fed funds purchased and securities sold under agreements to repurchase in response to arbitrage activities. The increase in the average interest bearing liabilities is also due to a higher volume of commercial paper issued by the parent company to finance its subsidiaries' operations. Average interest bearing deposits increased $355.6 million, principally in savings, NOW and money market accounts. The average volume of non-interest bearing deposits rose $196.5 million when compared with the first quarter of 1993, reaching $1,757 million.

The average cost of interest bearing liabilities decreased to 3.33%, or 19 basis points, when compared with 3.52% for the first quarter of 1993. The average cost of interest bearing deposits for the first quarter of 1994 was 3.19% compared with 3.47% for the same quarter in 1993, a decrease of 28 basis points, mostly in saving accounts which decreased 34 basis points. During 1993 the pricing structure of these accounts was modified in accordance with the prevailing low interest rates. Also the average cost of certificates of deposits decreased 28 basis points. On the other hand, the average cost of short-term borrowings increased 17 basis points as a result of the increase in short-term rates during the first quarter. The average cost of funding earning assets decreased to 2.72% from 2.88%. The Corporation's net interest yield, on a taxable equivalent basis, was 5.07% compared with 5.62% for the same quarter in 1993.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $13.7 million for the first quarter of 1994, a decline of $7.8 million or 36.6% from $21.5 million provided in the same period of 1993. The provision is also $1.0 million lower than the preceding quarter. This decline results from a reduction in net charge-offs and an improvement in the loan quality. Notwithstanding the reduction in the provision for loan losses, the Corporation continues maintaining the allowance for loan losses at a level which is considered adequate to absorb the potential credit losses inherent in the portfolio.

As presented in table B, net charge-offs for the first quarter of 1994 totaled $9.6 million or 0.60% of average loans, representing a decline of $6.8 million or 41.3% as compared with a year ago when the net charge-offs were $16.4 million or 1.25% of average loans. Net charge-offs for the last quarter of 1993 amounted to $11.9 million or 0.77% of average loans.


TABLE B

                                   Provision for                 Net                   Allowance for
Quarter Ended                       Loan Losses              Charge-offs               Loan Losses
- - --------------                     -------------             -----------               -------------
March 31, 1994                          $13.7                    $ 9.6                   $140.9
December 31, 1993                        14.7                     11.9                    133.4
September 30, 1993                       17.4                      9.6                    130.6
June 30, 1993                            19.2                     13.8                    121.4
March 31, 1993                           21.5                     16.4                    115.9

Commercial loans net charge-offs reflected a reduction of $2.7 million or 35.4% as compared with the same period in 1993, decreasing from $7.7 million to $5.0 million. Consumer loans net charge-offs were $3.6 million for the first quarter of 1994 as compared with $6.1 million a year ago, a decrease of 41.1%. Construction and lease financing net charge-offs also decreased $1.4 million and $0.3 million, respectively, partially offset by an increase of $0.1 million in mortgage loans net charge-offs.

At March 31, 1994, the allowance for loan losses was $140.9 million, representing 2.07% of loans, and included Pioneer's allowance of $3.4 million. These figures compare with $115.9 million or 2.16% at March 31, 1993 and $133.4 million and 2.10% at December 31, 1993.

Table C presents the movement in the allowance for loan losses and shows selected loan loss statistics for the quarters ended on March 31, 1994 and 1993.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                          First Quarter

(Dollars in thousands)                               1994              1993
- - ----------------------------------------------------------------------------
Balance at beginning of period                     $133,437         $110,714
Allowances purchased                                  3,473
Provision for loan losses                            13,663           21,547
                                                   -------------------------
                                                    150,573          132,261
                                                   -------------------------

Losses charged to the allowance
  Commercial                                          6,126            9,226
  Construction                                          100            1,473
  Lease financing                                     1,627            1,879
  Mortgage                                              111             -0-
  Consumer                                            7,559           10,000
                                                   -------------------------
                                                     15,523           22,578
                                                   -------------------------

Recoveries
  Commercial                                          1,171            1,559
  Construction                                          190              194
  Lease financing                                       559              493
  Mortgage                                             -0-              -0-
  Consumer                                            3,979            3,927
                                                   -------------------------
                                                      5,899            6,173
                                                   -------------------------

Net loans charged-off                                 9,624           16,405
                                                   -------------------------

Balance at end of period                           $140,949         $115,856
                                                   =========================

Ratios:

 Allowance for losses to loans                         2.07%            2.16%
 Allowance to non-performing assets                  120.18            81.25
 Allowance to non-performing loans                   145.53           102.28
 Non-performing assets to loans                        1.72             2.66
 Non-performing assets to total assets                 0.97             1.40
 Net charge-offs to average loans                      0.60             1.25
 Provision to net charge-offs                          1.42X            1.31X
 Net charge-offs earnings coverage                     5.44             2.66

CREDIT QUALITY

The Corporation reports its non-performing assets on a more conservative basis than most other U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off if delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

As of March 31, 1994, non-performing assets ("NPA") which consist of past due loans on which no interest income is being accrued, renegotiated loans, other real estate and in-substance foreclosed assets, amounted to $117.3 million or 1.72% of loans. NPA were $142.6 million or 2.66% of loans a year earlier and $111.2 million or 1.75% at December 31, 1993.

Non-performing loans decreased $16.5 million or 14.6% when compared with the same quarter of 1993, of which $9.4 million were in non-performing commercial and construction loans due to improved collection efforts of classified loans, $7.6 million were in non-performing consumer loans and $1.2 million in lease financing. Partially offsetting this reduction was an increase of $1.7 million in non-performing mortgage loans, mainly due to the rise in the mortgage loan portfolio. The Corporation was able to reduce the other real estate owned by $9.5 million or 44.3% through successful efforts in the disposition of these properties. As compared with December 31, 1993, non-performing assets increased $6.1 million, of which $5.8 million represented non-performing assets of Pioneer, acquired on March 31, 1994. Table D presents NPA for the current and previous four quarters.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of March 31, 1994, amounted to $88.9 million or 1.31% of total loans. At that date, the allowance for loan losses as a percent of adjusted non-performing assets was 158.5%. These two ratios compare with 1.92% and 112.7% as of March 31, 1993, and 1.27% and 165.0% at December 31, 1993.

TABLE D

                                                           NPA                 Allowance
                                                          as a %                as a %
   Date                                 NPA              of Loans               of NPA
- - -----------------------------------------------------------------------------------------
                                   (In millions)
March 31, 1994                         $117.3             1.72%                  120.2%
December 31, 1993                       111.2             1.75                   120.0
September 30, 1993                      137.5             2.24                    95.0
June 30, 1993                           139.7             2.42                    86.9
March 31, 1993                          142.6             2.66                    81.3

Accruing loans which are contractually past due 90 days or more as to principal or interest amounted to $14.3 million at March 31, 1994, compared with $16.0 million at March 31, 1993, and $15.5 million at December 31, 1993. Renegotiated loans at the end of this period amounted to $9.1 million of which $0.5 million are in non-accrual status. All renegotiated loans are classified as non-performing assets.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, increased to $33.6 million for the first quarter of 1994 compared with $28.7 million for the same quarter in 1993.

Service charges on deposit accounts totaled $17.2 million for the first quarter of 1994, an 11% increase from the $15.5 million recorded for the same quarter in 1993. The increase relates primarily to the implementation of an automatic teller machine (ATM) fee on April of 1993, an increase in commercial accounts fees and fees related to the operations acquired during 1993.

Other service fees rose $1.5 million, from $10.4 million reported for the first three months of 1993 to $11.9 million for the same period of 1994. Most of this increase was attained at Spring through mortgage loans sales and servicing activities.

Other operating income increased $1.7 million reaching $4.0 million for the first quarter of 1994. The increase is principally the result of an adjustment of $1.4 million recorded by Banco Popular during the first quarter of 1993 to reduce the market value of the excess mortgage servicing recorded upon the sale of mortgages in 1992 due to higher than expected mortgage prepayments. This amount compares with an adjustment of only $0.5 million during the first quarter of 1994.

The Corporation realized gains on securities and trading activities during the first three months of 1994 of $0.4 million compared with $0.5 million for the same period in 1993.

OPERATING EXPENSES

Operating expenses for the first quarter of 1994 reached $106.6 million compared with $102.9 million for the same quarter in 1993.

Personnel costs decreased $1.7 million from the $57 million reported in the first three months of 1993. This decrease is mainly related to a reduction of $4.4 million in pension and other benefits expense due to the recognition during the first quarter of 1993 of the full year expense under SFAS 106 which amounted to $5.2 million. During the first quarter of 1994, the SFAS 106 expense amounted to $1.5 million.

On the other hand, salaries increased 7.1% to $39 million due to the salaries of the operations acquired in New York and the Virgin Islands during the latter part of 1993, annual merit increases and Spring's expansion in the mainland. These increases are partially offset by the accrual of $1.2 million recognized during the first quarter of 1993 for a special bonus paid to the employees of Banco Popular on its 100th Anniversary.

Other operating expenses, excluding personnel costs, totaled $51.3 million, an 11.9% rise from the $45.8 million reported during the first quarter of 1993. The major increase was in equipment expenses, basically depreciation, which is related to the growth in the Corporation's business activity and the development of new products and services, especially the electronic payment system and the establishment of point of sales terminals in food stores and other locations. Through these, the Corporation is moving from a paper- based operation to an electronic one. Other increases were in other taxes, professional fees and net occupancy expenses. These increases are part of the costs of the growth that the Corporation is aiming to attain in the mainland, Puerto Rico and the Caribbean.

Income tax expense increased significantly, from $2.5 million for the first quarter of 1993 to $9.7 million for the first quarter of 1994. The increase relates principally to a higher operating income for the quarter by $16.6 million and a lower amount of exempt income from securities mainly due to the repricing of securities, as previously mentioned.

BALANCE SHEET COMMENTS

At March 31, 1994, the Corporation's total assets reached $12 billion, reflecting an increase of 17.8% as compared with $10.2 billion at March 31, 1993. Total assets at the end of 1993 were $11.5 billion. Average total assets for the first quarter of 1994 were $11.6 billion compared with $10.0 billion for the same period of 1993. Average total assets for 1993 amounted to $10.7 billion.

On March 31, 1994, BanPonce Financial Corp, a subsidiary of BanPonce Corporation, acquired Pioneer Bancorp, Inc., a full-service banking operation in Chicago, operating two branches, with $333.7 million in assets and $292.7 million in deposits.

Earning assets at March 31, 1994, amounted to $11.2 billion compared with $9.4 billion at March 31, 1993 and $10.7 billion at December 31, 1993. Loans amounted to $6.8 billion at March 31, 1994 compared with $5.4 billion at the same date of prior year and $6.3 billion at the end of 1993. Most of the increase in loans was in the mortgage loan portfolio, which grew $827 million, from $949 million at March 31, 1993 to $1.8 billion at March 31, 1994. This increase results mainly from the purchase of approximately $435 million in mortgage loans in the U.S. since April 1993 and a significant mortgage loan origination and refinancing activity during 1993 in Banco Popular and Spring. Spring's mortgage loan portfolio increased $206.8 million since March 31, 1993. Furthermore, mortgage loan figures include $54.8 million in loans acquired on September 30, 1993, as part of the operations acquired in the Virgin Islands from CoreStates Bank, N.A. (CoreStates). Commercial and construction loans rose $431 million, which included $46.7 million acquired from CoreStates and

$115.7 million acquired in the Pioneer transaction. The growth in the consumer loan portfolio of $123 million was mainly due to $86 million in portfolios of the aforementioned acquisitions. Lease financing receivables increased $77.3 million as compared with March 31, 1993.

During the first quarter of 1994 the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at March 31, 1994 includes $3.1 million, net of taxes, in unrealized holding gains on securities available for sale.

Total deposits at March 31, 1994, amounted to $8.8 billion compared with $8.0 billion at March 31, 1993, an increase of $800 million. At December 31, 1993 total deposits amounted to $8.5 billion. Deposits at the end of this quarter include $228.8 million acquired in Virgin Islands and $172.8 million acquired in New York during the latter part of 1993, in addition to $292.7 million in Pioneer's deposits.

Borrowings increased $859.5 million as compared with prior year. This rise is mainly due to an increase of $196.7 million in federal funds purchased and securities sold under agreements to repurchase and $494 million in other short-term borrowings. Also, the issuance of an additional $255 million in medium-term notes by BanPonce Financial to finance Spring's operations and an increase of $69.2 million in commercial paper, contributed to the increase in borrowings.

Subordinated notes decreased $12 million from the $74 million outstanding balance as of March 31, 1993, due to the prepayment in December of 1993 of a 7.95% note.

Stockholders' equity at March 31, 1994, amounted to $858.5 million compared with $771.6 million a year ago. This increase is related to earnings' retention, the issuance of common stock through the Dividend Reinvestment Plan and the adjustment recognized on the Corporation's stockholders' equity due to the implementation of SFAS 115 during the first quarter of 1994, as previously explained.

Book value per share increased to $26.21 as of March 31, 1994, compared with $23.62 as of the same date last year. The market value of the Corporation's common stock at March 31, 1994 was $31.50, compared with $29.25 at March 31, 1993. At the end of the quarter, the Corporation had a total market capitalization of $1.03 billion. The Corporation Tier I, total capital and leverage ratio at March 31, 1994, were 11.72%, 13.35% and 6.90%, respectively, as compared with 12.93%, 14.90 and 7.35%, at March 31, 1993.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
   --------------                 -------------------                       ---------
     20                   The financial data contained under the            Exhibit "A"
                          caption "Financial Review" on pages 3
                          through 9, and the financial statements
                          and the notes thereto contained on pages
                          10 through 14 of the Quarterly Report to
                          shareholders for the period ending March
                          31, 1994, are incorporated by reference.
                          Included for informational purposes only,
                          and not for purposes of filing under the
                          Securities Exchanges Act of 1934, is a
                          copy of the complete Quarterly Report.

   b) No report on Form 8-K was filed for the three months ended March
      ----------------------------------------------------------------
      31, 1994:
      ---------


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.


                                                   BANPONCE CORPORATION
                                                       (Registrant)





Date:  May 12, 1994                           By:  /s/DAVID H. CHAFEY, JR.
       ------------                                -----------------------
                                                   David H. Chafey, Jr.
                                                   Executive Vice President





Date:  May 12, 1994                           By:  /s/ORLANDO BERGES
       ------------                                -----------------
                                                   Orlando Berges
                                                   Senior Vice President
                                                   & Comptroller