Form 10-K/A
period 1993-12-31
BANPONCE CORP
filed 1994-06-22
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-K/A

                              AMENDMENT NO. 1 TO

       X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---    THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the Fiscal Year Ended December 31, 1993

      ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission File No. 0-13818

                             BANPONCE CORPORATION
                             --------------------

               Incorporated in the Commonwealth of Puerto Rico

                 IRS Employer Identification No.  66-0416582

                         Principal Executive Offices:
                         ---------------------------

                           209 Munoz Rivera Avenue
                         Hato Rey, Puerto Rico 00918
                       Telephone Number: (809) 765-9800
       ----------------------------------------------------------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       ----------------------------------------------------------------

As of June 17, 1994 the Corporation had 32,784,747 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $1,032,720,000 based upon the reported closing price of $31.50 on the NASDAQ National Market System, on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Corporation's Annual Report to shareholders for the fiscal year ended December 31, 1993 are incorporated herein by reference in response to Item 1 of Part I and Item 5 of Part II.

10-K CROSS-REFERENCE INDEX                                                                      DOCUMENT & PAGE NUMBER
PART I
                                                                                             Form 10-K/A               3-11
Item 1   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Annual Report     25-27; 31-42
Item 2   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Form 10-K                11-12
Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Form 10-K                12
Item 4   Submission of Matters
         to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Form 10-K                12

PART II

Item 5   Market for Registrants'
         Common Stock and Related                                                            Form 10-K/A              13-14
         Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   Annual Report (*)        19-20
Item 6   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Annual Report (*)          4-5
Item 7   Management's Discussion
         and Analysis of Financial
         Condition and Results of                                                            Form 10-K                15
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Annual Report (*)         2-26
Item 8   Financial Statements and Supple-
         mentary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Annual Report (*)        27-47
Item 9   Changes in and Disagreements
         with Accountants on Accounting
         and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Form 10-K                16

PART III
                                                                                                                     3-8; 9
Item 10  Directors and Executive  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Proxy Statement           9-11
         Officers of the Registrant
Item 11  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Proxy Statement      11-15; 16
Item 12  Security Ownership of
         Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Proxy Statement         2; 3-4
Item 13  Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Proxy Statement          11

PART IV

Item 14  Exhibits, Financial
         Statement Schedules, and
         Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Form 10-K                17-21

(*) Financial review section of the Corporation's Annual Report to Shareholders for the year ended December 31, 1993.

                                    PART I

ITEM 1 BUSINESS

     BanPonce Corporation is a diversified, publicly owned bank holding company (NASDAQ symbol: BPOP), incorporated under the General Corporation Law of Puerto Rico in November 1984. It provides a wide variety of financial services through its principal subsidiaries: Banco Popular de Puerto Rico ("Banco Popular"), Vehicle Equipment Leasing Company, Inc. ("VELCO") and Popular International Bank, Inc. (PIB). BanPonce Corporation is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. Banco Popular de Puerto Rico is a member of the Federal Reserve System and is also subject to the supervision of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Superintendent of Banks of the State of New York. Deposits of Banco Popular are insured by the Federal Deposit Insurance Corporation. Banco Popular is the Corporation's full-service commercial banking subsidiary and Puerto Rico's largest banking institution, with $11.5 billion in assets, $8.5 billion in deposits, and a delivery system of 165 branches throughout Puerto Rico, 30 branches in New York City, one in Chicago, one in Los Angeles, 7 branches in the U.S. Virgin Islands and one in the British Virgin Islands.
In addition, Banco Popular has two subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's second largest vehicle leasing and daily rental company, and Popular Consumer Services, Inc., a small-loans company with 26 offices operating under the name of Best Finance. VELCO is a wholly owned subsidiary of BanPonce Corporation engaged in finance leasing and daily rental of motor vehicles to corporations and professionals. It is the leading leasing operation in Puerto Rico. PIB, incorporated under the Puerto Rico International Banking Center Act, owns all issued and outstanding stock of BanPonce Financial Corp. ("Financial"), a Delaware Corporation. Spring Financial Services, Inc., also a Delaware Corporation and a wholly owned subsidiary of Financial, is a diversified consumer finance company engaged in the business of making personal and mortgage loans, and dealer finance through 58 offices located in 14 states.

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

         Banco Popular is subject to the supervision and examination by applicable federal, state and Puerto Rican banking agencies, including the Federal Reserve Board. Banco Popular is insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"), and to the requirements and restrictions under federal, state and Puerto Rican law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also effect the operations of Banco Popular. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

         Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA established five capital tiers:
"well capitalized", "adequately capitalized", "undercapitalized",
"significantly undercapitalized", and "critically undercapitalized".

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

         As a member bank subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purposes, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand, however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1993, Banco Popular could have declared a dividend of approximately $123,794,000 without the approval of the Federal Reserve Board.

     The payment of dividends by Banco Popular may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, tha such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have issued policy statements that provide that insured bank and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations described under FDICIA.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Futhermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio applicable to it.

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

     Banco Popular is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. As of December 31, 1993, Banco Popular had a tier 1 capital ratio of 11.85%, a total capital ratio of 13.72% and a leverage ratio of 6.56%.

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

         The following table reflects the capital position of the Corporation as of December 31, 1993 and December 31, 1992.



                                                                      December 31,             Minimum Regulatory
                                                                 1993              1992           Requirements
- - - -----------------------------------------------------------------------------------------------------------------
 Tier 1 Leverage Ratio                                          6.95%             7.26%                 3.00%
 Risk-Based Capital Ratio (1)

      Tier 1                                                   12.29%            12.88%                 4.00%
      Total Capital                                            13.95%            14.85%                 8.00%

         The table below describes the components of the Corporations' Tier 1 and Tier 2 Capital.



                                                        December 31,
(in millions)                                      1993             1992
                                                   ----             ----
Tier 1 Capital

Stockholders' Equity                               $845             $763
Less:
       Goodwill                                     (58)             (41)
                                                   ----             ----
     Tier 1 Capital                                $787             $722
                                                   ----             ----

Tier 2 Capital

Subordinated Notes                                 $ 25             $ 40
Allowance for Loan Losses                            81               71
                                                   ----             ----
         Tier 2 Capital                            $106             $111
                                                   ----             ----
Total Capital                                      $893             $833
                                                   ====             ====

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The information contained under Table O, "Stock Performance", on page 20, and under the captions "Common Stock" and "Dividends", on page 19 of the Financial Review Section of the Corporation's Annual Report to shareholders for the year ended December 31, 1993, is incorporated herein by reference.

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

         The Corporation currently has outstanding Senior Notes due January 14, 1997 in the aggregate principal amount of $30,000,000 (the "1997 Senior Notes"). The 1997 Senior Notes contain various covenants, which, among others, restrict the payment of dividends. The 1997 Senior Notes prohibit the Corporation from paying dividends or making any other distributions with respect to the Corporation's Capital Stock if such aggregate distribution exceeds $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default has occurred and is continuing.

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

     United States citzens who are non-residents of Puerto Rico may also make such an election, and will not be subject to Puerto Rico tax on dividends, if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married.

     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BANPONCE CORPORATION
                                             (Registrant)


Dated: 6-20-94


                                          By: /s/ Orlando Berges
                                             ------------------------------
                                             Orlando Berges
                                             Treasurer
                                             (Principal Accounting Officer)