Form 10-Q
period 1994-06-30
BANPONCE CORP
filed 1994-08-12
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended  June 30, 1994     Commission file number    0 - 13818
                       -------------                               ---------

                               BANPONCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Puerto Rico                                  66-041-6582
 ------------------------               ------------------------------------
 (State of incorporation)               (I.R.S. Employer Identification No.)

                            Popular Center Building
                           209 Munoz Rivera Avenue
                         Hato Rey, Puerto Rico 00918
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code    (809) 765-9800
                                                      --------------

                                Not Applicable
- - - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X              No
                            ---                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock $6.00 Par value                         32,784,747
- - - ----------------------------          ----------------------------------------
    (Title of Class)                  (Shares Outstanding as of June 30, 1994)

                              BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                                     Page
- - - ------------------------------                                                    ------
   Item 1.  Financial Statements

            Unaudited consolidated statements of condition
             June 30, 1994 and December 31, 1993.                                     3

            Unaudited consolidated statements of income
             quarters and semesters ended June 30, 1994
             and 1993.                                                                4

            Unaudited consolidated statements of cash
             flows - semesters ended June 30, 1994 and 1993.                          5

            Notes to unaudited consolidated financial
             statements.                                                           6-12

   Item 2.  Management's discussion and analysis of
             financial condition and results of operation.                        13-21




Part II - Other Information
- - - ---------------------------


    Item 1.  Legal proceedings - None                                               N/A

    Item 2.  Changes in securities - None                                           N/A

    Item 3.  Defaults upon senior securities - None                                 N/A

    Item 4.  Submission of matters to a vote of
             security holders - None                                                N/A

    Item 5.  Other information                                                      N/A

    Item 6.  Exhibits and reports on Form 8-K                                        22

    ---      Signature                                                               22

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                  June 30,        December 31,
(In thousands)                                     1994               1993
- - - ------------------------------------------------------------------------------
ASSETS

Cash and due from banks                       $    398,894       $   368,837
- - - ----------------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell   351,600           247,333
 Time deposits with other banks                      3,100            15,100
 Banker's acceptances                                  251               259
- - - ----------------------------------------------------------------------------
                                                   354,951           262,692
- - - ----------------------------------------------------------------------------

Investment securities held to maturity,
 at cost (Notes 3 and 4)                         3,539,899         3,330,798
Investment securities available for sale,
 at market (Notes 3 and 4)                         724,636           714,565
Trading account securities, at market               10,399             3,017

Loans (Note 4)                                   7,520,107         6,655,072
 Less - Unearned income                            298,927           308,150
        Allowance for loan losses                  146,418           133,437
- - - ----------------------------------------------------------------------------
                                                 7,074,762         6,213,485
- - - ----------------------------------------------------------------------------

Premises and equipment                             316,179           298,089
Other real estate                                   11,953            12,699
Customer's liabilities on acceptances                1,433             1,392
Accrued income receivable                           77,221            79,285
Other assets                                       105,571            95,763
Intangible assets                                  135,371           132,746
- - - ----------------------------------------------------------------------------
                                              $ 12,751,269       $11,513,368
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits
  Non-interest bearing                        $  2,020,249       $ 1,848,859
  Interest bearing                               7,048,877         6,673,799
- - - ----------------------------------------------------------------------------
                                                 9,069,126         8,522,658
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)         1,356,692           951,733
Other short-term borrowings                        720,880           664,173
Notes payable                                      358,562           253,855
Senior debentures                                   30,000            30,000
Acceptances outstanding                              1,433             1,392
Other liabilities                                  182,751           182,362
- - - ----------------------------------------------------------------------------
                                                11,719,434        10,606,173
- - - ----------------------------------------------------------------------------

Subordinated notes (Note 6)                         62,000            62,000
- - - ----------------------------------------------------------------------------

Preferred stock of subsidiary Bank (Note 7)                           11,000
- - - ----------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Preferred stock                                   100,000
 Common stock                                      196,708           196,395
 Surplus                                           384,560           386,622
 Retained earnings                                 250,916           208,607
 Unrealized gains on securities
  available for sale (Note 2)                       (6,635)
 Capital reserves                                   44,286            42,571
- - - ----------------------------------------------------------------------------
                                                   969,835           834,195
- - - ----------------------------------------------------------------------------
                                               $12,751,269      $ 11,513,368
============================================================================

The accompanying notes are an integral part of these unaudited financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                            Quarter ended                  For the Six months
                                                                               June 30,                       ended June 30,
(Dollars in thousands, except per share information)                    1994             1993            1994              1993
- - - ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                   $162,210        $132,897         $309,583          $261,915
 Money market investments                                                   1,209           1,816            3,349             3,293
 Investment securities                                                     56,081          56,396          105,540           110,289
 Trading account securities                                                    43             111               52               150
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          219,543         191,220          418,524           375,647
- - - ------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                  60,722          54,514          114,901           110,351
 Short-term borrowings                                                     17,283           9,906           31,301            17,244
 Long-term debt                                                             6,421           4,097           11,852             7,588
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                           84,426          68,517          158,054           135,183
- - - ------------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                       135,117         122,703          260,470           240,464
Provision for loan losses                                                  14,037          19,166           27,700            40,713
- - - ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                          121,080         103,537          232,770           199,751
Service charges on deposit accounts                                        18,050          17,830           35,225            33,306
Other service fees                                                         13,296          11,013           25,191            21,385
Gain on sale of securities                                                                     86              272               532
Trading account profit                                                        161             164              331               224
Other operating income                                                      3,357           2,898            7,399             5,223
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          155,944         135,528          301,168           260,421
- - - ------------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                  39,857          37,631           78,899            74,074
 Profit sharing                                                             5,624           5,486           10,615            10,414
 Pension and other benefits                                                11,416          10,108           22,702            25,776
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                           56,897          53,225          112,216           110,264
Net occupancy expense                                                       6,927           6,408           13,830            12,683
Equipment expenses                                                          8,760           6,506           16,963            12,839
Other taxes                                                                 4,667           4,006            9,099             7,695
Professional fees                                                           9,202           6,368           16,052            12,526
Communications                                                              4,989           4,503            9,893             9,271
Business promotion                                                          3,539           4,178            7,229             7,770
Printing and supplies                                                       2,311           2,143            4,412             4,024
Other operating expenses                                                   10,659           9,283           20,473            18,542
Amortization of intangibles                                                 4,502           3,904            8,863             7,764
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          112,453         100,524          219,030           203,378
- - - ------------------------------------------------------------------------------------------------------------------------------------

Income before tax, dividends on
 preferred stock of subsidiary
 Bank and cumulative effect of
  accounting changes                                                       43,491          35,004           82,158            57,043
Income tax (Note 9)                                                        11,622           7,306           21,367             9,817
- - - ------------------------------------------------------------------------------------------------------------------------------------
Income before dividends on
  preferred stock of subsidiary
 Bank and cumulative effect of
  accounting changes                                                       31,869          27,698           60,791            47,226

Dividends on preferred stock of
  subsidiary Bank                                                             192             192              385               385
- - - ------------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect
  of accounting changes                                                    31,677          27,506           60,406            46,841
Cumulative effect of accounting
  changes (Note 2)                                                                                                             6,185
NET INCOME                                                                $31,677         $27,506          $60,406           $53,026
====================================================================================================================================
EARNINGS PER SHARE (NOTE 10):
Income before cumulative effect of
  accounting changes                                                        $0.96           $0.84            $1.84             $1.43
Cumulative effect of
  accounting changes (Note 2)                                                                                                   0.19
- - - ------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                  $0.96           $0.84            $1.84             $1.62
====================================================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   For the six months ended
(In thousands)                                                                            June 30,
                                                                                    1994                1993
- - - ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 60,406            $ 53,026
- - - --------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization of premises and equipment                            18,208              12,965
 Provision for loan losses                                                          27,700              40,713
 Amortization of intangibles                                                         8,863               7,764
 Gain on sale of investment securities available for sale                             (272)               (532)
 Gain on sale of premises and equipment                                               (792)               (847)
 Gain on sale of loans                                                                                    (300)
 Amortization of premiums and accretion of discounts
  on investments                                                                     5,648               4,026
 Amortization of deferred loan fees and costs                                        1,707               2,538
 Net increase in postretirement benefit obligation                                   2,063              43,299
 Net decrease in trading securities                                                 (7,382)            (11,508)
 Net decrease(increase) in interest receivable                                       4,156                (602)
 Net (decrease)increase in other assets                                             (7,329)              2,686
 Net decrease in interest payable                                                     (383)             (5,140)
 Net increase(decrease) in current and deferred taxes                                4,464             (50,142)
 Net (decrease)increase in other liabilities                                        (3,663)             17,520
- - - --------------------------------------------------------------------------------------------------------------

Total adjustments                                                                   51,188              62,440
- - - --------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          111,594             115,466
- - - --------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (decrease)increase in money market investments                                (86,859)             31,533
 Purchases of investment securities held to maturity                            (3,982,242)         (1,663,590)
 Maturities of investment securities held to maturity                            3,761,409           1,334,666
 Sales of investment securities held to maturity                                                         4,064
 Purchases of investment securities available for sale                             228,208              58,696
 Sales of investment securities available for sale                                (329,674)            (83,095)
 Net disbursements on loans                                                       (690,918)           (298,152)
 Proceeds from sale of loans                                                        56,271              20,273
 Acquisition of mortgage loan portfolios                                           (76,700)           (297,688)
 Assets acquire, net of cash                                                       (17,557)
 Acquisition of premises and equipment                                             (32,518)            (30,689)
 Proceeds from sale of premises and equipment                                        3,542               4,690
- - - --------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                             (964,106)           (870,494)
- - - --------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                               252,925            (120,452)
 Net deposits acquired                                                                                   5,600
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                                   399,959             710,156
 Net increase in other short-term borrowings                                        54,107             113,521
 Proceeds from issuance of notes payable                                           104,702              72,760
 Payments of notes payable                                                              (5)                 (4)
 Dividends paid                                                                    (16,372)            (13,065)
 Proceeds from issuance of common stock                                              1,562                 960
 Proceeds from issuance of preferred stock                                          96,690
 Redemption of preferred stocks                                                    (11,000)
 -------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          882,569             769,476
- - - --------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and due from banks                                  30,057              14,448
Cash and due from banks at beginning of period                                     368,837             325,497
- - - --------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                          $398,894            $339,945
==============================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Vehicle Equipment Leasing Company, Inc., Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries), and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc. and Popular Consumer Services, Inc., as of June 30, 1994 and December 31, 1993 and their related statements of income and cash flows for the semesters ended June 30, 1994 and 1993. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments for a fair presentation of such results.

NOTE 2- ACCOUNTING CHANGES

During the first quarter of 1994 the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at June 30, 1994 reflects $6.6 million, net of taxes, in unrealized holding losses on securities available for sale.

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

NOTE 3 - INVESTMENT SECURITIES

The maturities as of June 30, 1994 and market value for the following investment securities are:

Investment securities held to maturity:

                                                                             June 30,
                                                             1994                             1993
                                                  Book Value       Market Value      Book Value   Market Value
                                           -------------------------------------------------------------------
                                                                 (Dollars in thousands)
U.S. Treasury (average maturity of
 11.2 months)                                    $2,074,308       $2,057,542        $2,652,215      $2,690,099
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 3.3 months)                 545,596          541,759           173,078         175,194
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 1.3 months)                250,499          254,603           199,381         209,845
Others (average maturity of 3 years
 and 9.2 months)                                    669,496          649,905           562,580         566,132
                                           -------------------------------------------------------------------
                                                 $3,539,899       $3,503,809        $3,587,254      $3,641,270
                                           ===================================================================

Investment securities available for sale:

                                                                             June 30,
                                                             1994                              1993
                                                  Book Value       Market Value      Book Value   Market Value
                                           -------------------------------------------------------------------
                                                                 (Dollars in thousands)
U.S. Treasury (average maturity
 of 2 years and 11.2 months)                       $557,115         $549,945          $304,643        $329,336
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 2 years and 9.4 months)                 89,328           89,062            95,153          96,614
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 8.2 months)                          26,916           26,916
Others (average maturity of 3 years
 and 2.7 months)                                     58,790           58,713             8,484           8,484
                                        ----------------------------------------------------------------------
                                                   $732,149         $724,636          $408,280        $434,434
                                        ======================================================================

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,373,775 (1993 - $1,913,205) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1994 amounted to $16,747 and $80,576, respect-ively. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

                                                                 (Dollars in thousands)
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
                                                                         -------
                                                                         $62,000
                                                                         =======

NOTE 7- PREFERRED STOCK OF SUBSIDIARY BANK

The subsidiary Bank has 200,000 shares of authorized preferred stock with a par value of $100. Of these, 110,000 were issued and outstanding until June 30, 1994, when the shares were redeemed at par value.

NOTE 8- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,784,747 were issued and outstanding at June 30, 1994. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25. Authorized preferred stock is 10,000,000 shares without par value.

NOTE 9 - INCOME TAX

The income tax expense includes a tax provision of $68 and $223 in 1994 and 1993, respectively, related with the gains on sale of securities. For the quarter ended June 30, 1994 and 1993, the expense includes a provision of $22 and $36, respectively.

NOTE 10 - EARNINGS PER SHARE BASIS

Earnings per share are based on 32,770,562 average common shares outstanding during 1994 and 32,681,001 during 1993.

NOTE 11 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-month period ended June 30, 1994, the Corporation paid interest and income taxes amounting to $156,701 and $14,849, respectively (1993 - $136,312 and $13,614). In addition, the loans receivable transferred to other real estate and other property as of June 30, 1994, amounted to $931 and $1,414, respectively (1993 - $13,002 and $2,507). The Corporation's stockholders' equity at June 30, 1994 includes $6.6 million, net of taxes, in unrealized holding losses on securities available for sale.

NOTE 12 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries) as of June 30, 1994 and 1993, and the results of their operations for the six month periods then ended.


                        POPULAR INTERNATIONAL BANK, INC.
                             STATEMENT OF CONDITION
                                 (In thousands)


                                                                                    June 30,
                                                                                   ---------
                                                                  1994                                1993
                                                                  ----                                ----
Assets:

Cash                                                            $ 19,506                           $  2,806
Money market investments                                          12,642                              5,374
Investment securities                                            104,882                              -0-
                                                                --------                           --------

Loans                                                            710,291                            261,662
Less: Unearned income                                             27,500                             12,050
      Allowance for loan losses                                   10,708                              3,538
                                                                --------                           --------
                                                                 672,083                            246,074
Other assets, consisting principally of
 intangible assets, including goodwill, net                       34,407                             10,376
                                                                --------                           --------

   Total assets                                                 $843,520                           $264,630
                                                                ========                           ========

Liabilities and Stockholder's Equity:

Deposits                                                        $293,055                          $  -0-
Short-term borrowings                                            148,110                             86,965
Notes payable                                                    318,906                            139,581
Other liabilities                                                 21,676                              8,593
Stockholder's equity                                              61,773                             29,491
                                                                --------                            -------

   Total liabilities and stockholder's equity                   $843,520                           $264,630
                                                                ========                           ========



                        POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                 (In thousands)


                                              Quarter ended             For the six months ended
                                                 June 30,                       June 30,
                                           1994          1993            1994            1993
                                          ---------------------        ------------------------
Income:

Interest and fees                        $18,128         $7,875        $28,987          $14,605
Other service fees                         1,813            451          3,208              881
                                         -------         ------        -------          -------

    Total income                          19,941          8,326         32,195           15,486
                                         -------         ------        -------          -------

Expenses:

Interest expense                           8,813          3,119         14,094            5,850
Provision for loan losses                  1,749          1,076          3,120            1,956
Operating expenses                         6,087          2,925          9,346            5,745
                                         -------         ------        -------          -------

    Total expenses                        16,649          7,120         26,560           13,551
                                         -------         ------        -------          -------

Income before income tax                   3,292          1,206          5,635            1,935
Income tax                                 1,319            540          2,298              863
                                         -------         ------        -------          -------

    Net income                            $1,973         $  666        $ 3,337          $ 1,072
                                         =======         ======        =======          =======

NOTE 13 - BANPONCE FINANCIAL CORP. (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Spring Financial Services, Inc. and Pioneer Bancorp Inc., as of June 30, 1994 and 1993, and the results of their operations for the six month periods then ended.


                            BANPONCE FINANCIAL CORP.
                             STATEMENT OF CONDITION
                                 (In thousands)

                                                                                 June 30,
                                                                                 --------
                                                                 1994                               1993
                                                                 ----                               ----
Assets:

Cash                                                            $ 19,470                           $  2,800
Money market investments                                          11,642                              4,258
Investment securities                                            104,882                              -0-
                                                                --------                           --------

Loans                                                            710,291                            261,662
Less: Unearned income                                             27,500                             12,050
      Allowance for loan losses                                   10,708                              3,538
                                                                --------                           --------
                                                                 672,083                            246,074
Other assets, consisting principally of
 intangible assets, including goodwill, net                       34,383                             10,364
                                                                --------                           --------

   Total assets                                                 $842,460                           $263,496
                                                                ========                           ========

Liabilities and Stockholder's Equity:

Deposits                                                        $293,055                           $  -0-
Other short-term borrowings                                      148,110                             86,965
Notes payable                                                    318,906                            139,581
Other liabilities                                                 21,677                              8,593
Stockholder's equity                                              60,712                             28,357
                                                                --------                           --------

   Total liabilities and stockholder's equity                   $842,460                           $263,496
                                                                ========                           ========


                            BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                 (In thousands)

                                               Quarter ended               For the six months ended
                                                  June 30,                        June 30,
                                              1994          1993             1994            1993
                                          -----------------------      ----------------------------
Income:

Interest and fees                         $18,119          $7,867          $28,970       $14,587
Other service fees                          1,814             450            3,208           881
                                          -------          ------          -------       -------

    Total income                           19,933           8,317           32,178        15,468
                                          -------          ------          -------       -------

Expenses:

Interest expense                            8,813           3,119           14,094         5,850
Provision for loan losses                   1,749           1,077            3,120         1,956
Operating expenses                          6,098           2,832            9,324         5,558
                                          -------          ------          -------       -------

    Total expenses                         16,660           7,028           26,538        13,364
                                          -------          ------          -------       -------

Income before income tax                    3,273           1,289            5,640         2,104
Income tax                                  1,319             540            2,298           863
                                          -------          ------          -------       -------

    Net income                            $ 1,954          $  749          $ 3,342       $ 1,241
                                          =======          ======          =======       =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its subsidiaries Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Consumer Services, Inc., Vehicle Equipment Leasing Company, Inc. (VELCO), and Popular International Bank, Inc. and its wholly owned subsidiaries BanPonce Financial Corp. (BanPonce Financial), Spring Financial Services, Inc. (Spring) and Pioneer Bancorp, Inc. (Pioneer), second tier subsidiaries. Pioneer was acquired on March 31, 1994.

This financial review should be read in conjunction with the consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

Net earnings increased to $31.7 million during the second quarter of 1994 from the $27.5 million reported for the second quarter of 1993. Net earnings also increased 10% from the $28.7 million reported during the first quarter of 1994. The rise in earnings relates principally to a higher net interest income and a lower provision for loan losses, partially offset by higher operating expenses.

Net earnings for the quarter were $0.96 per share, based on 32,784,747 average shares outstanding, as compared with $0.84 per share for the second quarter of 1993, based on 32,689,778 average shares outstanding. Return on assets (ROA) and return on equity (ROE) for the quarter ended June 30, 1994 were 1.03% and 14.59%, respectively, compared with 1.05% and 14.09% reported for the second quarter of 1993.

For the first six months of 1994, the Corporation's net earnings rose to $60.4 million, compared with $53.0 million reported during the same period of 1993. The results for 1993 include $6.2 million in additional revenues which resulted from the implementation of two new accounting principles (SFAS 106 and 109).

Earnings per share for the six-month period ended June 30, 1994 were $1.84, based on 32,770,562 average shares outstanding during the period, compared with $1.62 per share, based on 32,681,001 average shares outstanding during the same period of 1993. Excluding the cumulative effect of the changes in accounting principles adopted during the first quarter of 1993, earnings per share were $1.43 for the first six months of 1993.

ROA and ROE for the first six months of 1994 were 1.02% and 14.19%, respectively, compared with 1.04% and 13.85% obtained during the first six months of 1993.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 1994 increased $12.4 million, from $122.7 million for the second quarter of 1993 to $135.1 million. On a taxable equivalent basis, net interest income rose to $146.4 million for the second quarter of 1994, from $135.8 million for the same quarter of 1993. The improved net interest income is the net effect of a $23.1 million increase due to the growth and change in the composition of average earning assets and a $12.4 million decrease due to lower taxable equivalent yields. For analytical purposes, the interest earned on tax exempt assets is adjusted to a "taxable equivalent" basis assuming the statutory income tax rate of 42%.

Average earning assets increased $1.8 billion, reaching $11.4 billion for the second quarter of 1994, compared with $9.7 billion for the same quarter of 1993. This increase was mainly in mortgage and commercial loans. The increase in mortgage loans was due to the significant mortgage loan origination and refinancing activity during 1993 and the beginning of 1994 in Banco Popular and Spring, and the acquisition of several mortgage loan portfolios in the U.S. mainland. Approximately $435 million in mortgage loans have been purchased during the fifteen-month period ended on March 31, 1994. As a result of these, average mortgage loans almost doubled, reaching $1.9 billion for the second quarter of 1994 compared with $1.0 billion for the second quarter of 1993. Average commercial and construction loans increased $492 million, from $2.7 billion for the second quarter of 1993 to $3.2 billion for the second quarter of 1994. Also, average investment securities increased from $4.0 billion for the second quarter of 1993 to $4.4 billion for the second quarter of 1994. The increase resulted mainly from higher levels of mortgage pass-through securities acquired principally for the New York operations of Banco Popular and higher levels of tax exempt securities.

The average yield on earning assets, on a taxable equivalent basis, decreased 36 basis points to 8.07%, compared with 8.43% for the second quarter of 1993. The average yield on loans, on a taxable equivalent basis, was 9.41% for the second quarter of 1994, a decrease of 43 basis points when compared with 9.84% reported for the same quarter in 1993. This is principally due to the significant volume of refinancings, originations and purchases of mortgage loans realized during the low interest rate environment that prevailed in 1993 and the beginning of 1994, which resulted in a reduction of 142 basis points in the taxable equivalent yield of the mortgage loan portfolio. On the other hand, the yield on commercial loans increased as a result of the repricing of approximately 60% of the commercial loan portfolio whose yield floats with the prime rate. The prime rate has increased 125 basis points since March 1994.

The yield on investment securities decreased from 6.76% reported during the second quarter of 1993 to 6.01% in 1994, due to the maturity and replacement of higher yielding tax-free securities during a lower interest rate environment.

Average interest bearing liabilities for the quarter ended June 30, 1994 were $9.4 billion, an 18.8% increase when compared with $7.9 billion reported for the same quarter in 1993. For the quarter ended June 30, 1994, average short-term borrowings were $1.8 billion, an increase of $555 million when compared with the $1.3 billion reported during the same quarter in 1993. This increase is mostly related to a higher volume of arbitrage activities performed by Banco Popular and a higher level of medium-term notes issued by BanPonce Financial to finance Spring's operations. Interest-bearing deposits rose $750 million or 11.7%, mostly in savings accounts which increased $455 million. Non-interest bearing deposits also increased by $245 million or 15.6% to $1.8 billion. The increase in total deposits relates primarily to the expansion of the Corporation's activities during the latter part of 1993 and the beginning of 1994. The acquisition of Pioneer on March 31, 1994 added

$292.7 million in deposits and other deposit acquisitions realized during the last six months of 1993 in New York and the Virgin Islands added $401.6 million.

The average cost of interest bearing liabilities increased 13 basis points, from 3.45% for the second quarter of 1993 to 3.58% for the second quarter of 1994. The average cost of interest bearing deposits for the second quarter of 1994 remained stable at 3.38%, compared with 3.39% for the same quarter of 1993. However, the average cost of short-term borrowings increased 67 basis points when compared to the average cost reported during the second quarter of 1993. The rise in the average cost of funds resulted from the higher interest rate scenario that prevailed during the second quarter of 1994. The net interest yield, on a taxable equivalent basis, was 5.12% for the second quarter of 1994, decreasing 48 basis points from 5.60% reported for the quarter ended June 30, 1993. For the first quarter of 1994, the net interest yield, on a taxable equivalent basis, was 5.07%.

For the six-month period ended June 30, 1994, net interest income amounted to $260.5 million, an increase of $20 million from the $240.5 million reported for the same period in 1993. On a taxable equivalent basis, net interest income rose to $283.3 million for such period, from $265.8 million for the same period in 1993. This rise is composed of a $42.4 million increase due to the growth and change in the composition of average earning assets and a $24.9 million decrease due to lower after tax yields.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)
(In Millions)
                                                               First Six Months
                                                 1994 Average                   1993 Average
                                            Balance        Rate            Balance        Rate
                                         ---------------------------------------------------------
Earning assets                            $11,131           7.93%           $9,479         8.46%
                                          =======                           ======

Financed by:
 Interest
 bearing funds                            $ 9,149           3.45%           $7,758         3.48%

Non-interest
 bearing funds                              1,982                            1,721
                                          -------                           ------

 TOTAL                                    $11,131           2.84%           $9,479         2.85%
                                          =======                           ======

Net interest income
 per books                                $ 260.5                           $240.5

Taxable equivalent
 adjustment                                  22.8                             25.3
                                          -------                           ------
Net interest income on a
 taxable equivalent basis                 $ 283.3                           $265.8
                                          =======                           ======

Spread                                                      4.48%                          4.98%
Net interest yield                                          5.09%                          5.61%

As presented in Table A, the yield on earning assets, on a taxable equivalent basis, declined 53 basis points, from 8.46% for the first half of 1993 to 7.93% for the same period in 1994. The Corporation's average cost of interest bearing liabilities for the six-month periods ended June 30, 1994 and 1993 was 3.45% and 3.48%, respectively. The net interest yield, on a taxable equivalent basis, was 5.09% for the first six months of 1994 compared with 5.61% for the same period in 1993.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation's provision for loan losses was $14 million for the quarter ended June 30, 1994, compared with $19.2 million for the same quarter of 1993, a reduction of $5.2 million or 26.8%. For the six months ended June 30, 1994, the provision for loan losses decreased $13.0 million or 32%, from $40.7 million for the same period of 1993 to $27.7 million. This reduction is the result of an improvement in loan quality and the reduced level of charge-offs in the portfolios. Notwithstanding the reduction in the provision for loan losses, the Corporation continues maintaining an adequate allowance level.

As presented in Table B, net charge-offs for the second quarter of 1994 totaled $8.6 million or 0.49% of average loans, as compared with $13.8 million or 1.01% for the same quarter in 1993 and $9.6 million or 0.60% for the first quarter of 1994. Consumer loans net charge-offs decreased 46.8% for the quarter ended June 30, 1994, from $4.3 million for the second quarter of 1993 to $2.3 million. Lease financing and construction loans net charge-offs also showed a decrease of $1.7 million and $1.2 million, respectively, as compared with the same period of 1993. Commercial loans net charge-offs reflected a slight reduction of $0.5 million, while mortgage loans net charge-offs increased $0.2 million.

TABLE B

                                        Provision for       Net            Allowance for
Quarter Ended                           Loan Losses      Charge-offs        Loan Losses
- - - ---------------------------------------------------------------------------------------------
                                                        (In Millions)
June 30, 1994                               $14.0           $ 8.6           $146.4
March 31, 1994                               13.7             9.6            140.9
December 31, 1993                            14.7            11.9            133.4
September 30, 1993                           17.4             9.6            130.6
June 30, 1993                                19.2            13.8            121.4

For the six-month period ended June 30, 1994, net charge-offs amounted to $18.2 million, reflecting a decline of 39.9% as compared with $30.3 million recorded a year ago. For these periods net charge-offs as a percentage of average loans were 0.54% and 1.13%, respectively. Consumer loans net charge-offs decreased $4.5 million as compared with the first six months of 1993, while commercial, construction and lease financing net charge-offs declined $3.2 million, $2.6 million and $2.1 million, respectively.

At June 30, 1994, the allowance for loan losses was $146.4 million, representing 2.03% of loans, as compared with $121.4 million or 2.10% at June 30, 1993. At March 31, 1994 the allowance was $140.9 million or 2.07% of loans. Although the ratio of allowance to loans shows a small decrease, the Corporation continues enjoying a strong allowance position since most of the increase in loans has been experienced in the mortgage loan portfolio where the Corporation, based on its historical experience and expected economic conditions, does not foresee significant losses.

Table C presents the movement in the allowance for loan losses and shows selected loan loss statistics for the three and six-month periods ended June 30, 1994 and 1993.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                          Second Quarter                     Year To Date
(Dollars in thousands)                                1994              1993              1994           1993
- - - ------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                    $140,949          $115,856          $133,437          $110,714
Allowances purchased                                                     226             3,473               226
Provision for loan losses                           14,037            19,166            27,700            40,713
                                                   154,986           135,248           164,610           151,653

Losses charged to the allowance
  Commercial                                         7,285             7,071            13,411            16,297
  Construction                                         100             1,452               200             2,925
  Lease financing                                    1,731             3,094             3,358             4,973
  Mortgage                                             227                                 338
  Consumer                                           6,826             8,892            14,385            18,892
                                                  --------------------------------------------------------------
                                                    16,169            20,509            31,692            43,087
                                                  --------------------------------------------------------------

Recoveries
  Commercial                                         2,140             1,435             3,311             2,994
  Construction                                          41               150               231               344
  Lease financing                                      896               512             1,455             1,005
  Mortgage

  Consumer                                           4,524             4,566             8,503             8,493
                                                  --------------------------------------------------------------
                                                     7,601             6,663            13,500            12,836
                                                  --------------------------------------------------------------

Net loans charged-off                                8,568            13,846            18,192            30,251
                                                  --------------------------------------------------------------
Balance at end of period                          $146,418          $121,402          $146,418          $121,402
                                                  ==============================================================
Ratios:

 Allowance for losses to loans                         2.03%            2.10%            2.03%            2.10%
 Allowance to non-performing assets                  126.35            86.90           126.35            86.90
 Allowance to non-performing loans                   153.26           105.36           153.26           105.36
 Non-performing assets to loans                        1.60             2.42             1.60             2.42
 Non-performing assets to total assets                 0.91             1.29             0.91             1.29
 Net charge-offs to average loans                      0.49             1.01             0.54             1.13
 Provision to net charge-offs                          1.64x            1.38x            1.52x            1.35x
 Net charge-offs earnings coverage                     6.71             3.91             6.04             3.23

CREDIT QUALITY

The Corporation reports its non-performing assets on a more conservative basis than most other U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off if delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

As of June 30, 1994, non-performing assets ("NPA"), which consist of past-due loans on which no interest income is being accrued, renegotiated loans, other real estate and in-substance foreclosed assets, amounted to $115.9 million or 1.60% of loans. NPA were $139.7 million or 2.42% of loans a year earlier and $117.3 million or 1.72% at March 31, 1994.

Non-performing assets decreased $23.8 million or 17% when compared with June 30, 1993. Most of this reduction was in the non-performing commercial and construction loans, which decreased $13.1 million due to improved collection efforts of classified loans, and in the non-performing consumer loans which declined $7.1 million. The Corporation was also able to reduce the other real estate owned by $6.1 million through successful efforts in the disposition of these properties. Table D presents NPA for the current and previous four quarters.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of June 30, 1994, amounted to $83.3 million or 1.15% of total loans. At that date, the allowance for loan losses as a percent of adjusted non-performing assets was 175.8%. These two ratios compare with 1.79% and 117.4% as of June 30, 1993, and 1.31% and 158.5% at March 31, 1994.


TABLE D

- - - ----------------------------------------------------------------------------------------------
                                                                        NPA           Allowance
                                                                       as a %          as a %
   Date                                              NPA              of Loans         of NPA
- - - ----------------------------------------------------------------------------------------------
                                                (In millions)
June 30, 1994                                       $115.9             1.60%           126.4%
March 31, 1994                                       117.3             1.72            120.2
December 31, 1993                                    111.2             1.75            120.0
September 30, 1993                                   137.5             2.24             95.0
June 30, 1993                                        139.7             2.42             86.9

Accruing loans which are contractually past due 90 days or more as to principal or interest amounted to $13.2 million at June 30, 1994, compared with $20.0 million at June 30, 1993, and $14.3 million at March 31, 1994. Renegotiated loans at the end of this period amounted to $9.0 million of which $0.6 million were in non-accrual status. All renegotiated loans are classified as non-performing assets.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, increased to $34.9 million for the second quarter of 1994 from $32.0 million reported for the same period in 1993. For the six-month periods ended June 30, 1994 and 1993, these revenues were $68.4 million and $60.7 million, respectively.

Of the total increase of $2.9 million in other income for the quarter, $2.3 million correspond to the rise in other service fees. Most of this increase was achieved through mortgage loan sales and servicing activities performed by Spring. Also, there was an increase in credit card fees and fees collected on new services, such as the rental of point of sales terminals to retail outlets and the sale of investment products at selected branches. For the first six months of 1994, other service fees totaled $25.2 million, compared with $21.4 million for the same period of 1993.

Service charges on deposit accounts totaled $18.1 million for the three-month period ended June 30, 1994, compared with $17.8 million reported during the same period in 1993. For the six-month period ended June 30, 1994, service charges on deposit accounts totaled $35.2 million, increasing $1.9 million from the $33.3 million reported for the same period in 1993. The increase is mostly related to the automated teller machine fees which were implemented in April of 1993 and to higher revenues on commercial checking accounts.

Other operating income reached $3.4 million for the second quarter of 1994, compared with $2.9 million for the second quarter of 1993. For the six-month periods ended June 30, 1994 and 1993, other operating income amounted to $7.4 million and $5.2 million, respectively. The increase relates primarily to an adjustment of $1.4 million recorded during the first quarter of 1993 due to a reduction in the market value of the excess mortgage servicing that resulted from the sale of mortgages in 1992, compared with an adjustment of only $0.5 million in 1994. Also, the income of the leasing subsidiaries increased as a result of an increase in volume.

OPERATING EXPENSES

Operating expenses for the second quarter of 1994 were $112.4 million compared with $100.5 million for the same period of 1993, an increase of $11.9 million. For the first six months of 1994, operating expenses increased to $219.0 million from $203.4 million for the same period in 1993.

Of the total increase in operating expenses for the first six months of 1994, approximately $2 million is attributed to the operations acquired in September of 1993 in the U.S. and British Virgin Islands and $2.6 million corresponds to Pioneer, which was acquired on March 31, 1994.

Personnel costs increased to $56.9 million for the three-month period ended June 30, 1994, a 6.9% increase when compared with $53.2 million reported during the same period of 1993. For the six-month period ended June 30, 1994, these expenses were $112.2 million compared with $110.3 million for the same period of 1993. The increase in personnel costs for the first six months of 1994 is due to the salaries of the acquired operations, amounting to approximately $1.7 million, the normal annual merit increases and the business expansion of Spring. These increases are partially offset by the accrual of $2.4 million recognized during the first six months of 1993 for a special bonus paid to the employees of Banco Popular on its 100th anniversary.

Other operating expenses, excluding personnel costs, increased $8.3 million, reaching $55.6 million for the quarter ended June 30, 1994, compared with $47.3 million for the same quarter in 1993. For the six-month period ended June 30, 1994, other operating expenses increased to $106.8 million from $93.1 million reported for the same period in 1993. The major increases are reflected in equipment expenses and professional fees. Both are related to the efforts of the Corporation to move from a paper-based operation to an electronic one and to provide a broader variety of convenient products and services to customers. Also, the business expansion has resulted in increases in net occupancy expense and amortization of intangibles.

Income tax expense for the quarter ended June 30, 1994, reached $11.6 million, compared with $7.3 million for the same quarter in 1993. The increase results mainly from a higher operating income and a lower amount of exempt income from securities, mainly due to the repricing of securities, as previously mentioned. For the six-month period ended June 30, 1994, income tax expense reached $21.4 million, compared with $9.8 million reported for the same period in 1993.

BALANCE SHEET COMMENTS

The Corporation's total assets amounted to $12.8 billion at June 30, 1994 as compared with $10.9 billion a year earlier, an increase of 17.3%. Total assets at the end of 1993 were $11.5 billion. Average total assets for the first six months of 1994 were $12.0 billion compared with $10.2 billion for the same period of 1993. The Corporation's business expansion is the principal reason for the increase in assets. The most recent one was on March 31, 1994 with the acquisition of Pioneer, a full-service bank located in Chicago, operating two branches with $333.7 million in assets and $292.7 million in deposits, at that date.

At June 30, 1994, earning assets totaled $11.9 billion, compared with $10 billion at June 30, 1993. Earning assets at December 31, 1993 were $10.7 billion. Loans amounted to $7.2 billion at the end of the second quarter of 1994, compared with $5.8 billion at the same date in 1993 and $6.3 billion at the end of 1993. Most of the increase in loans was recorded in the mortgage loan portfolio, as previously explained, which grew $712 million, from $1.2 billion at June 30, 1993 to $1.9 billion at June 30, 1994. Furthermore, mortgage loan figures include $54.8 million in loans acquired on September 30, 1993 as part of the operations purchased in the Virgin Islands. Commercial and construction loans rose $499 million, mainly due to an increase of $400.5 million in Banco Popular's commercial loan portfolio and $115.7 million in commercial loans acquired in Pioneer's transaction. The growth in the consumer loan portfolio of $154.9 million was mainly due to the addition of $86 million in portfolios in the aforementioned acquisitions and an increase in the business activity due to the improvement in the economy. Lease financing receivables increased $75.5 million as compared with June 30, 1993.

Total deposits were $9.1 billion at June 30, 1994, compared with $7.9 billion at the same date of 1993. At December 31, 1993, total deposits amounted to $8.5 billion. The increase, when compared with June 1993, was mainly due to the deposits acquired in the Pioneer transaction, which totaled $292.7 million, and the deposits purchased during the last six months of 1993 in New York and Virgin Islands, which amounted to $401.6 million.

Borrowings increased $577.5 million as compared with June 30, 1993. This rise is mainly due to an increase of $381.8 million in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. In addition, BanPonce Financial issued $285 million in additional medium-term notes to finance Spring's operations.

Subordinated notes decreased to $62 million from the $74 million outstanding a year ago, due to the prepayment in December of 1993 of a 7.95% note. In addition, the $11 million in preferred stock of Banco Popular were redeemed at par value on June 30, 1994.

Stockholders' equity at June 30, 1994, amounted to $969.8 million, compared with $793.0 million at June 30, 1993. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25. Through this issuance the Corporation raised $96.7 million in additional capital which will allow it to continue evaluating and undertaking business acquisitions while maintaining a solid capital position. In addition to the issuance of the preferred stock, the Corporation increased its stockholders' equity through earnings' retention and through the issuance of common stock under the Dividend Reinvestment Plan.

Stockholders' equity at the end of the second quarter of 1994 includes an allowance of $6.6 million, net of taxes, for unrealized losses on securities available for sale, due to the implementation in the first quarter of 1994 of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities".

Book value per common share rose to $26.53 at June 30, 1994 from $24.26 at June 30, 1993. The market value of the Corporation's common stock at June 30, 1994 was $31.25, compared with $26.25 at the same date last year. At the end of the first six months of 1994, the Corporation had a total market capitalization of $1.02 billion. The Corporation's Tier I, total capital and leverage ratios at June 30, 1994, were 12.66%, 14.11% and 7.43%, respectively, as compared with 12.62%, 14.55% and 7.24%, at June 30, 1993.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit No.                 Description Exhibit                    Reference


    19           The financial data contained under the             Exhibit "A"
                 caption "Financial Review" on pages 4
                 through 10, and the financial statements and the notes thereto contained on pages 11 through 15 of the Quarterly Report to shareholders for the period ending June 30, 1994, are included for informational purposes only, and not for purposes of filing under the Securities Exchanges Act of 1934, is a copy of the complete Quarterly Report.

    27           Financial Data Schedule                            Exhibit "B"

b) One report on Form 8-K was filed for the three months ended June 30, 1994:

          Dated:            June 21, 1994
          Item reported:    Item 7 - Financial Statements and Exhibits

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.

                                              BANPONCE CORPORATION
                                              --------------------
                                                  (Registrant)



Date: 8/11/94                                 By: /s/ David H. Chafey, Jr.
     -------------                               ----------------------------
                                                  David H. Chafey, Jr.
                                                  Executive Vice President




Date: 8/11/94                                 By: /s/ Orlando Berges
     -------------                               ----------------------------
                                                  Orlando Berges
                                                  Senior Vice President
                                                  & Comptroller