Form 10-Q
period 1994-09-30
BANPONCE CORP
filed 1994-11-14
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10 - Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended  September 30, 1994        Commission file number    0- 13818
                    ------------------                                  --------

                             BANPONCE CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Puerto Rico                                     66-041-6582
   ----------------------                    ----------------------------------
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                           Popular Center Building
                           209 Munoz Rivera Avenue,
                         Hato Rey, Puerto Rico  00918
                    --------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


Registrant's telephone number, including area code              (809) 765-9800


                                Not Applicable
 --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X              No
                             ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

 Common Stock $6.00 Par value                       32,812,818
 ----------------------------       -------------------------------------------
 (Title of Class)                  (Shares Outstanding as of September 30, 1994)

                             BANPONCE CORPORATION
                                    INDEX


Part I - Financial Information                                                            Page
- - ------------------------------                                                           ------
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  September 30, 1994 and December 31, 1993.                                3

                 Unaudited consolidated statements of income
                  three months and nine months ended September 30, 1994
                  and 1993.                                                                4

                 Unaudited consolidated statements of cash
                  flows - nine months ended September 30, 1994 and 1993.                   5

                 Notes to unaudited consolidated financial
                  statements.                                                             6-12

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.                           13-21


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

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                          September 30,            December 31,
(In thousands)                                                                1994                    1993
- - ---------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                   $   340,920               $   368,837
- - ---------------------------------------------------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                              146,790                   247,333
 Time deposits with other banks                                                 3,100                    15,100
 Banker's acceptances                                                             275                       259
- - ---------------------------------------------------------------------------------------------------------------
                                                                              150,165                   262,692
- - ---------------------------------------------------------------------------------------------------------------

Investment securities held to maturity,
 at cost (Notes 3 and 4)                                                    3,210,192                 3,330,798
Investment securities available for sale,
 at market (Notes 3 and 4)                                                    724,522                   714,565
Trading account securities, at market                                          19,214                     3,017

Loans (Note 4)                                                              7,798,689                 6,655,072
 Less - Unearned income                                                       296,599                   308,150
        Allowance for loan losses                                             149,429                   133,437
- - ---------------------------------------------------------------------------------------------------------------
                                                                            7,352,661                 6,213,485
- - ---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        322,780                   298,089
Other real estate                                                              10,959                    12,699
Customer's liabilities on acceptances                                           1,257                     1,392
Accrued income receivable                                                      76,444                    79,285
Other assets                                                                  104,339                    95,763
Intangible assets                                                             131,072                   132,746
- - ---------------------------------------------------------------------------------------------------------------
                                                                          $12,444,525              $ 11,513,368
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                                    $ 1,760,969              $  1,848,859
  Interest bearing                                                          7,115,412                 6,673,799
- - ---------------------------------------------------------------------------------------------------------------
                                                                            8,876,381                 8,522,658
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)                                    1,195,956                   951,733
Other short-term borrowings                                                   702,804                   664,173
Notes payable                                                                 408,529                   253,855
Senior debentures                                                              30,000                    30,000
Acceptances outstanding                                                         1,257                     1,392
Other liabilities                                                             190,725                   182,362
- - ---------------------------------------------------------------------------------------------------------------
                                                                           11,405,652                10,606,173
- - ---------------------------------------------------------------------------------------------------------------

Subordinated notes (Note 6)                                                    50,000                    62,000
- - ---------------------------------------------------------------------------------------------------------------

Preferred stock of subsidiary Bank (Note 7)                                                              11,000
- - ---------------------------------------------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Preferred stock                                                              100,000
 Common stock                                                                 196,877                   196,395
 Surplus                                                                      393,800                   386,622
 Retained earnings                                                            272,273                   208,607
 Unrealized losses on securities available for sale (Note 2)                   (9,791)
 Capital reserves                                                              35,714                    42,571
- - ---------------------------------------------------------------------------------------------------------------
                                                                              988,873                   834,195
- - ---------------------------------------------------------------------------------------------------------------
                                                                          $12,444,525               $11,513,368
===============================================================================================================

The accompanying notes are an integral part of these unaudited financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)                                                                 Quarter ended                 For the nine months
                                                                            September 30,                 ended September 30,
(Dollars in thousands, except per share information)                    1994             1993            1994              1993
- - ---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                              $172,946         $140,665         $482,529         $402,580
 Money market investments                                                803            1,465            4,152            4,758
 Investment securities                                                54,338           54,422          159,878          164,711
 Trading account securities                                              140              157              192              307
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                     228,227          196,709          646,751          572,356
- - --------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                             63,536           54,432          178,437          164,783
 Short-term borrowings                                                21,714           12,080           53,015           29,324
 Long-term debt                                                        6,746            5,023           18,598           12,611
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                      91,996           71,535          250,050          206,718
- - --------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                  136,231          125,174          396,701          365,638
Provision for loan losses                                             13,544           17,442           41,244           58,155
- - -------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                     122,687          107,732          355,457          307,483
Service charges on deposit accounts                                   18,419           17,400           53,644           50,706
Other service fees                                                    14,011           10,737           39,202           32,122
Gain (loss) on sale of securities                                       (205)             332               67              864
Trading account profit (loss)                                             (8)             183              323              407
Other operating income                                                 4,060            1,858           11,459            7,081
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                     158,964          138,242          460,152          398,663
- - --------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                             41,002           38,011          119,901          112,085
 Profit sharing                                                        5,378            4,648           15,993           15,062
 Pension and other benefits                                           11,465            9,527           34,167           35,303
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                      57,845           52,186          170,061          162,450
Net occupancy expense                                                  7,304            6,426           21,134           19,109
Equipment expenses                                                     9,101            7,347           26,064           20,186
Other taxes                                                            4,961            4,153           14,060           11,848
Professional fees                                                      8,694            7,259           24,746           19,785
Communications                                                         5,206            4,447           15,099           13,718
Business promotion                                                     4,385            3,659           11,614           11,429
Printing and supplies                                                  2,321            1,943            6,733            5,967
Other operating expenses                                              10,233            9,975           30,706           28,517
Amortization of intangibles                                            4,501            4,041           13,364           11,805
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                     114,551          101,436          333,581          304,814
- - --------------------------------------------------------------------------------------------------------------------------------

Income before tax, dividends on preferred stock of subsidiary
 Bank and cumulative effect of accounting changes                     44,413           36,806          126,571           93,849
Income tax                                                            12,696            8,459           34,063           18,276
- - -------------------------------------------------------------------------------------------------------------------------------
Income before dividends on preferred stock of subsidiary
 Bank and cumulative effect of accounting changes                     31,717           28,347           92,508           75,573
Dividends on preferred stock of subsidiary Bank                                           193              385              578
- - -------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting changes                 31,717           28,154           92,123           74,995
Cumulative effect of accounting changes (Note 2)                                                                          6,185
- - -------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $ 31,717         $ 28,154         $ 92,123         $ 81,180
================================================================================================================================

EARNINGS PER COMMON SHARE (NOTE 9):
Income before cumulative effect of accounting changes               $   0.90         $   0.86         $   2.74         $   2.29
Cumulative effect of accounting changes (Note 2)                                                                           0.19
- - --------------------------------------------------------------------------------------------------------------------------------

Net Income                                                          $   0.90         $   0.86         $   2.74         $   2.48
================================================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       For the nine months ended
(In thousands)                                                                               September 30,
                                                                                         1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    92,123      $    81,180
- - ---------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to cash provided
  by operating activities:
 Depreciation and amortization of premises and equipment                                27,505           19,784
 Provision for loan losses                                                              41,244           58,155
 Amortization of intangibles                                                            13,364           11,805
 Gain on sale of investment securities available for sale                                  (67)            (864)
 Gain on sale of premises and equipment                                                   (862)            (912)
 Gain on sale of loans                                                                  (2,775)            (262)
 Amortization of premiums and accretion of discounts
  on investments                                                                         6,170            8,354
 Amortization of deferred loan fees and costs                                              975            4,470
 Net increase in postretirement benefit obligation                                       3,273           42,695
 Net increase in trading securities                                                    (16,197)         (16,344)
 Net decrease in interest receivable                                                     4,934            3,754
 Net increase in other assets                                                           (6,189)         (15,237)
 Net increase (decrease) in interest payable                                               991           (1,234)
 Net increase (decrease) in current and deferred taxes                                  10,406          (47,276)
 Net (decrease) increase in other liabilities                                           (1,393)          11,770
- - ---------------------------------------------------------------------------------------------------------------

Total adjustments                                                                       81,379           78,658
- - ---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                              173,502          159,838
- - ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                              117,927          113,844
 Purchases of investment securities held to maturity                                (5,860,771)      (2,686,065)
 Maturities of investment securities held to maturity                                5,977,209        2,483,979
 Sales of investment securities held to maturity                                                         12,059
 Purchases of investment securities available for sale                                (258,595)        (233,200)
 Sales of investment securities available for sale                                     347,799           83,039
 Net disbursements on loans                                                         (1,010,521)        (529,299)
 Proceeds from sale of loans                                                            84,285           22,998
 Acquisition of mortgage loan portfolio                                                (76,700)        (297,688)
 Assets acquire, net of cash                                                           (17,557)
 Acquisition of premises and equipment                                                 (46,853)         (46,557)
 Proceeds from sale of premises and equipment                                            2,049            8,198
- - ---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (741,728)      (1,068,692)
- - ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                                    61,018          (92,223)
 Net deposits acquired                                                                                  199,179
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                                       239,222          599,771
 Net increase in other short-term borrowings                                            36,031          130,388
 Proceeds from issuance of notes payable                                               154,681          139,011
 Payments of notes payable                                                                  (7)              (7)
 Payments of subordinated notes                                                        (12,000)
 Dividends paid                                                                        (26,725)         (19,603)
 Proceeds from issuance of common stock                                                  2,399            1,464
 Proceeds from issuance of preferred stock                                              96,690
 Redemption of preferred stock of subsidiary Bank                                       11,000
 --------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              540,309          957,980
- - ---------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and due from banks                                     (27,917)          49,126
Cash and due from banks at beginning of period                                         368,837          325,497
- - ---------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                           $   340,920      $   374,623
===============================================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Velco, Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries), and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc. and Popular Consumer Services, Inc., as of September 30, 1994 and December 31, 1993, and their related statements of income and cash flows for the nine-month periods ended September 30, 1994 and September 30, 1993. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments for a fair presentation of such results.

NOTE 2- ACCOUNTING CHANGES

During the first quarter of 1994 the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at September 30, 1994 includes $9.8 million, net of taxes, in unrealized holding losses on securities available for sale.

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

NOTE 3 - INVESTMENT SECURITIES

The maturities as of September 30, 1994 and the market value as of September 30, 1994 and September 30, 1993 for the following investment securities are:

Investments securities held to maturity:

                                                                          September 30,
                                                             1994                              1993
                                                  Book Value       Market Value     Book Value       Market Value
                                           ----------------------------------------------------------------------
                                                                     (Dollars in Thousands)
U.S. Treasury (average maturity of
 1 year and 1.3 months)                           $1,803,692       $1,783,353       $2,526,877       $2,558,708
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 9.4 months)                  555,637          549,935          119,832          121,804
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 7.4 months)                 193,731          196,596          218,709          228,947
Others (average maturity of 3 years
 and 7.1 months)                                     657,132          635,678          607,011          607,285
                                           ----------------------------------------------------------------------

                                                  $3,210,192       $3,165,562       $3,472,429       $3,516,744
                                           ----------------------------------------------------------------------

Investment securities available for sale:

                                                                          September 30,
                                                             1994                              1993
                                                  Book Value       Market Value     Book Value       Market Value
                                           ----------------------------------------------------------------------
                                                                     (Dollars in Thousands)
U.S. Treasury (average maturity
 of 2 years and 8.1 months)                        $563,154         $552,108         $455,715         $481,407
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 2 years and 8.6 months)                 62,463           61,546           95,137           96,656
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 9.8 months)                          23,915           23,157
Others (average maturity of 3 years
 and 5.1 months)                                     88,641           87,711            8,484            8,484
                                           --------------------------------------------------------------------

                                                   $738,173         $724,522         $559,336         $586,547
                                           --------------------------------------------------------------------

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,305,087 (1993 - $1,877,687) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1994 amounted to $15,146 and $75,468, respectively. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

          8.875% Fixed Rate Notes series A, due in 1996                  $15,000
          8.6875% Fixed Rate Notes series B, due in 1996                  15,000
          Floating Rate Notes series A with interest
           payable at 88% of LIBID rate, due in 1996                      19,000
          Floating Rate Notes series B with interest
           payable at 86% of LIBID rate, due in 1996                       1,000
                                                                         -------
                                                                         $50,000
                                                                         =======

NOTE 7- PREFERRED STOCK OF SUBSIDIARY BANK

The subsidiary Bank has 200,000 shares of authorized preferred stock with a par value of $100. Of these, 110,000 were issued and outstanding until June 30, 1994, when the shares were redeemed at par value.

NOTE 8- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,812,818 are issued and outstanding at September 30, 1994. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25. Authorized preferred stock is 10,000,000 shares without par value.

NOTE 9 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on the net income applicable to common stockholders which amounted to $29,560 and $89,966 for the quarter and nine-month period ended September 30, 1994, respectively, after deducting the dividends on preferred stock. EPS are based on 32,812,818 and 32,709,858 average shares outstanding during the third quarters of 1994 and 1993, respectively, and 32,784,802 and 32,690,726 during the nine-month periods of 1994 and 1993, respectively.

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 1994 the Corporation paid interest and income taxes amounting to $248,737 and $21,051, respectively (1993
- - - $199,284 and $17,559). In addition, the loans receivable transferred to other real estate and other property as of September 30, 1994, amounted to $1,822 and
$2,376, respectively (1993 - $13,748 and $3,198). The Corporation's stockholders' equity at September 30, 1994 includes $9.8 million, net of taxes, in unrealized holding losses on securities available for sale.

NOTE 11- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Spring Financial Services, Inc. and Pioneer Bancorp, Inc. (second tier subsidiaries), as of September 30, 1994 and 1993, and the results of their operations for the nine-month periods then ended. Pioneer Bancorp, Inc. was acquired on March 31, 1994.

                       POPULAR INTERNATIONAL BANK, INC.
                            STATEMENT OF CONDITION
                               (In thousands)

                                                                          September 30,
                                                              1994                             1993
                                                              ----                             ----
Assets:
Cash                                                        $ 20,052                          $  5,697
Money market investments                                      44,716                             7,458
Investment securities                                        105,765                              -0-
                                                            --------                          --------

Loans                                                        810,634                           321,664
Less: Unearned income                                         31,043                            13,978
      Allowance for loan losses                               11,781                             4,372
                                                            --------                          --------
                                                             767,810                           303,314
Other assets, consisting principally of
 intangible assets, including goodwill, net                   36,372                            11,135
                                                            --------                          --------

   Total assets                                             $974,715                          $327,604
                                                            ========                          ========
Liabilities and Stockholder's Equity:

Deposits                                                    $329,932                          $   -0-
Short-term borrowings                                        160,371                            83,666
Notes payable                                                348,906                           199,352
Other liabilities                                             21,719                            14,296
Stockholder's equity                                         113,787                            30,290
                                                            --------                          --------
   Total liabilities and stockholder's equity               $974,715                          $327,604
                                                            ========                          ========

                       POPULAR INTERNATIONAL BANK, INC.
                            STATEMENT OF INCOME
                              (In thousands)


                                                Quarter ended           For the nine months ended
                                                September 30,                  September 30,
                                              1994          1993          1994            1993
                                          -----------------------     ----------------------------
Income:

Interest and fees                           $20,545         $9,011        $49,533        $23,616
Other service fees                            1,916            482          5,123          1,363
                                            -------         ------        -------        -------

         Total income                        22,461          9,493         54,656         24,979
                                            -------         ------        -------        -------
Expenses:

Interest expense                             10,280          3,735         24,374          9,585
Provision for loan losses                     1,930          1,228          5,050          3,184
Operating expenses                            6,507          3,061         15,853          8,806
                                            -------         ------        -------        -------

         Total expenses                      18,717          8,024         45,277         21,575
                                            -------         ------        -------        -------

Income before income tax                      3,744          1,469          9,379          3,404
Income tax                                    1,521            670          3,819          1,533
                                            -------         ------        -------        -------

         Net income                         $ 2,223         $  799        $ 5,560        $ 1,871
                                            =======         ======        =======        =======

NOTE 12- BANPONCE FINANCIAL CORP. (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Spring Financial Services, Inc. and Pioneer Bancorp Inc., as of September 30, 1994 and 1993, and the results of their operations for the nine-month periods then ended. Pioneer Bancorp, Inc. was acquired on March 31, 1994.


                           BANPONCE FINANCIAL CORP.
                            STATEMENT OF CONDITION
                                (In thousands)


                                                                                  September 30,
                                                                                  -------------
                                                                      1994                             1993
                                                                      ----                             ----
Assets:
Cash                                                                $ 19,997                         $  5,690
Money market investments                                              43,688                            6,422
Investment securities                                                105,765                              -0-
                                                                    --------                         --------

Loans                                                                810,634                          321,664
Less: Unearned income                                                 31,043                           13,978
      Allowance for loan losses                                       11,781                            4,372
                                                                    --------                         --------
                                                                     767,810                          303,314
Other assets, consisting principally of
 intangible assets, including goodwill, net                           36,370                           11,126
                                                                     -------                         --------

   Total assets                                                     $973,630                         $326,552
                                                                    ========                         ========
Liabilities and Stockholder's Equity:

Deposits                                                            $329,932                         $    -0-
Other short-term borrowings                                          160,371                           83,666
Notes payable                                                        348,905                          199,352
Other liabilities                                                     21,720                           14,296
Stockholder's equity                                                 112,702                           29,238
                                                                    --------                         --------

   Total liabilities and stockholder's equity                       $973,630                         $326,552
                                                                    ========                         ========

                           BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                (In thousands)

                                                Quarter ended            For the nine months ended
                                                September 30,                  September 30,
                                               1994         1993             1994             1993
                                          -----------------------      -----------------------------
Income:

Interest and fees                           $20,535       $9,002          $49,505          $23,589
Other service fees                            1,916          482            5,123            1,363
                                            -------       ------          -------          -------

         Total income                        22,451        9,484           54,628           24,952
                                            -------       ------          -------          -------

Expenses:

Interest expense                             10,280        3,734           24,374            9,584
Provision for loan losses                     1,930        1,228            5,050            3,184
Operating expenses                            6,521        2,972           15,844            8,530
                                            -------       ------          -------          -------

         Total expenses                      18,731        7,934           45,268           21,298
                                            -------       ------          -------          -------

Income before income tax                      3,720        1,550            9,360            3,654
Income tax                                    1,521          670            3,819            1,533
                                            -------       ------          -------          -------

         Net income                         $ 2,199       $  880          $ 5,541          $ 2,121
                                            =======       ======          =======          =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its subsidiaries Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Consumer Services, Inc., Vehicle Equipment Leasing Company, Inc. (VELCO), Popular International Bank, Inc. and its wholly owned subsidiaries BanPonce Financial Corp. (BanPonce Financial), Spring Financial Services, Inc. (Spring) and Pioneer Bancorp, Inc. (Pioneer), second tier subsidiaries. Pioneer was acquired on March 31, 1994.

This financial review should be read in conjunction with the consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

Net income for the third quarter of 1994 reached $31.7 million, an increase of 12.7% when compared with $28.2 million reported during the same quarter of 1993. Earnings per common share for the three-month period ended September 30, 1994 and 1993 were $0.90 based on 32,812,818 average shares outstanding, and $0.86 based on 32,709,858 average shares outstanding, respectively. The Corporation's Return on Assets (ROA) and Return on Common Equity (ROE) for the quarter ended September 30, 1994 were 1.02% and 13.26%, respectively, compared with 1.03% and 13.90% reported during the same quarter in 1993.

The increase in earnings reflects a higher net interest income of $11.1 million, a higher operating income by $5.8 million and a lower provision for loan losses of $3.9 million. On the other hand, the Corporation's operating expenses and income tax expense rose $13.1 million and $4.2 million, respectively. Of the total increase in operating expenses $2.7 million pertain to Pioneer's operation and $2.5 million to the operations acquired in the Virgin Islands during the last quarter of 1993.

For the first nine months of 1994, the Corporation reported net earnings of $92.1 million compared with $81.2 million during the first nine months of 1993. The results for 1993 include $6.2 million in additional revenues which resulted from the implementation of two new accounting principles (SFAS 106 and 109). The increase of $10.9 million or 13.5% in the Corporation's net earnings for the nine-month period, results from a rise of $6.8 million in the net earnings of Banco Popular and its subsidiaries and an increase of $4.1 million in the net revenues of the Corporation and its other subsidiaries.

Earnings per common share (EPS) for the nine-month period ended September 30, 1994 were $2.74 based on 32,784,802 average shares outstanding during the period, compared with $2.48 based on 32,690,726 average shares outstanding during the same period of 1993. Excluding the cumulative effect of the changes in accounting principles adopted during the first quarter of 1993, EPS were $2.29 for the first nine months of 1993. ROA and ROE for the first nine months of 1994 were 1.02% and 13.72%, respectively, compared with 1.04% and 13.87% obtained during the first nine months of 1993. To calculate earnings per common share and ROE, the dividends paid on the preferred shares issued on June 27, 1994 are reduced from the Corporation's earnings. Such dividends amounted to $2.2 million.

NET INTEREST INCOME

Net interest income, the Corporation's major source of earnings, rose from $125.2 million reported during the third quarter of 1993 to $136.2 million in the third quarter of 1994. On a taxable equivalent basis, net interest income increased to $146.6 million for the quarter just ended from $138.3 million for the three month period ended September 30, 1993. The improved net interest income is the net effect of a $22.2 million increase due to the growth and change in the composition of average earning assets and a $13.9 million decrease due to a slightly lower taxable equivalent yield and a higher cost of funding earning assets. For analytical purposes, the interest earned on tax-exempt assets is presented on a taxable equivalent basis, which places tax-exempt income and yields on a comparable basis with taxable income, assuming a statutory income tax rate of 42%.

Average earning assets increased 14.7% or $1.5 billion, reaching $11.5 billion for the third quarter of 1994 as compared with $10 billion for the same period of 1993. This increase was experienced in the Corporation's average loan portfolio, principally in mortgage and commercial loans which rose $717 million and $548 million, respectively. The growth in mortgages resulted from the significant mortgage loan origination and refinancing activity during 1993 and the beginning of 1994 in Banco Popular and Spring. In addition, the purchase of $76.7 million in mortgage loan portfolios during the first quarter of 1994 and the operations acquired in the Virgin Islands in the last quarter of 1993, which added $54.8 million in mortgage loans, contributed to the aforementioned increase. The increase in the commercial loan portfolio was mostly attained at Banco Popular, where average commercial loans rose $369.5 million or 15.1%. The acquisition of Pioneer, on March 31, 1994, also added $115.7 million to the Corporation's commercial loan portfolio. The overall improvement in the economy has been a significant factor for the growth in this portfolio.

The average yield on earning assets, on a taxable equivalent basis, for the quarter ended September 30, 1994, decreased 7 basis points to 8.27% compared with 8.34% for the third quarter of 1993. The average yield on loans, on a taxable equivalent basis, was 9.49% for the third quarter of 1994 compared with 9.73% for the same period of 1993. This decrease is principally due to the significant volume of mortgage activity during the low interest rate environment that prevailed in 1993 and the beginning of 1994, which resulted in a reduction of 85 basis points in the yield of the mortgage loan portfolio. On the other hand, the yield on commercial loans increased 71 basis points as a result of the increases in the prime rate during 1994. Approximately 60% of the commercial loan portfolio has a floating rate tied to the prime rate.

The yield on investment securities, on a taxable equivalent basis, decreased to 6.15% from 6.51% reported during the third quarter of 1993. The decrease in yield resulted from the maturity of tax-exempt securities with higher yields which were replaced during a lower interest rate environment with shorter-term securities in anticipation of further increases in interest rates.

Average interest bearing liabilities for the quarter ended September 30, 1994, were $9.4 billion compared with $8.2 billion for the same quarter of 1993. Average short-term borrowings reached $1,929 million, an increase of $418 million when compared with $1,511 million reported during the third quarter of 1993. This increase is mostly related to a higher volume of arbitrage activities in Banco Popular and in the notes issued to finance Spring's operation. Interest-bearing deposits rose to $7,067 million or 9.7%, mostly in savings accounts which increased $352 million. Certificates of deposit and other time deposits rose $255.9 million or 9.0%, mainly as a result of the higher interest rates available on these instruments since mid 1994. Non-interest bearing deposits also increased by $142 million or 8.7% to $1,774 million. The increase in total deposits relates primarily to the expansion of the Corporation's activities during the latter part of 1993 and the beginning of 1994. The acquisition of Pioneer on March 31, 1994 added $292.7 million in deposits and other deposit acquisitions realized since September 30, 1993 in New York and the Virgin Islands added $276 million.

The average cost of interest bearing liabilities increased 43 basis points, from 3.47% for the third quarter of 1993 to 3.90% for the third quarter of 1994. The average cost of interest bearing deposits for the third quarter of 1994 increased to 3.60% compared with 3.38% for the same period in 1993. The increase is the result of a rise of 52 basis points in the average cost of time deposits, partially offset by a reduction of 17 basis points in the cost of savings accounts. In addition, the average cost of short-term borrowings increased 131 basis points when compared to the average cost reported for the same quarter of 1993. The rise in the average cost of funds resulted from the higher interest rate scenario that has prevailed during 1994. The total cost of funding earning assets rose 35 basis points, from 2.84% in the third quarter of 1993 to 3.19% in this quarter leading to a reduction in the net interest yield, on a taxable equivalent basis, to 5.08% for the third quarter of 1994 from 5.50% reported for the same quarter of 1993.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)
- - ----------------------------------------------------------------------------------------------------
(In Millions)                                                First Nine Months
- - ----------------------------------------------------------------------------------------------------
                                               1994 Average                        1993 Average
                                            Balance        Rate                Balance        Rate
                                            --------------------------------------------------------
Earning assets                              $11,269       8.05%                $9,676         8.42%
                                            =======                            ======
Financed by:
 Interest
 bearing funds                               $9,249       3.60%                $7,924         3.48%

Non-interest
 bearing funds                                2,020                             1,752
                                            -------                            ------
 TOTAL                                      $11,269       2.96%                $9,676         2.85%
                                            =======                            ======
Net interest income
 per books                                   $396.7                            $365.6

Taxable equivalent
 adjustment                                    33.2                              38.5
                                             ------                            ------
Net interest income on a
 taxable equivalent basis                   $ 429.9                            $404.1
                                            =======                            ======
Spread                                                    4.45%                               4.94%
Net interest yield                                        5.09%                               5.57%

For the nine-month period ended September 30, 1994, net interest income amounted to $396.7 million, an increase of $31.1 million from the $365.6 million reported for the same period in 1993. On a taxable equivalent basis, net interest income rose to $429.9 million for such period from $404.1 million for the same period in 1993. This rise is composed of a $64.4 million increase due to the growth and change in the composition of average earning assets and a $38.6 million decrease due to lower taxable equivalent net interest yields.

As presented in Table A, the yield on earning assets, on a taxable equivalent basis, declined 37 basis points for the nine-month period ended September 30, 1994, from 8.42% in 1993 to 8.05%. The average cost of interest bearing liabilities for the nine-month periods ended September 30, 1994 and 1993, was 3.60% and 3.48%, respectively. The net interest yield, on a taxable equivalent basis, was 5.09% for the first nine months of 1994 compared with 5.57% for the same period in 1993.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation's provision for loan losses was $13.5 million for the quarter ended September 30, 1994, compared with $17.4 million for the same quarter of 1993, a reduction of $3.9 million or 22.3%. The provision for the second quarter of 1994, was $14.0 million. For the nine-month period ended September 30, 1994, the provision for loan losses decreased $17 million or 29.1%, from $58.2 million for the same period of 1993 to $41.2 million. The decrease in the provision for loan losses is the result of the continuous improvement in loan quality and a lower ratio of net charge-offs.

TABLE B
- - ---------------------------------------------------------------------------------------------
                             Provision for                Net                 Allowance for
Quarter Ended                Loan Losses              Charge-offs              Loan Losses
- - ---------------------------------------------------------------------------------------------
                                                    (In Millions)
September 30, 1994             $13.5                    $10.5                    $149.4
June 30, 1994                   14.0                      8.6                     146.4
March 31, 1994                  13.7                      9.6                     140.9
December 31, 1993               14.7                     11.9                     133.4
September 30, 1993              17.4                      9.6                     130.6

As presented in Table B, net charge-offs for the third quarter of 1994 totaled $10.5 million or 0.57% of average loans, as compared with $9.6 million or 0.66% for the same quarter of 1993 and $8.6 million or 0.49% for the second quarter of 1994. Commercial loans net charge-offs increased $1.2 million as compared with the third quarter of 1993, and mortgage loans net charge-offs rose $0.5 million. Partially offsetting these increases was a reduction of $0.9 million in consumer loans net charge-offs.

For the nine-month period ended September 30, 1994, net charge- offs amounted to $28.7 million, a decrease of $11.1 million as compared with the same period on prior year when net charge-offs totaled $39.8 million. Net charge-offs as a percentage of average loans were 0.55% and 0.96% for the nine- month periods ended September 30, 1994 and 1993, respectively. Consumer loans net charge-offs decreased $5.4 million or 37.7%. In addition, construction, lease financing and commercial loans net charge-offs decreased $2.5 million, $2.1 million and $2.0 million, respectively, as compared with the first nine months of 1993. Mortgage loans net charge-offs were $0.9 million for the first nine months of 1994.

At September 30, 1994, the allowance for loan losses stood at $149.4 million, representing 1.99% of loans. At the same date of 1993 the allowance for loan losses amounted to $130.6 million or 2.13% of loans. At June 30, 1994, the allowance was $146.4 million or 2.03% of loans. Although the ratio of allowance to loans shows a small decrease, the Corporation continues enjoying a strong allowance position since most of the increase in loans has been experienced in the mortgage loan portfolio where the Corporation, based on its historical experience and expected economic conditions, does not foresee significant losses.

Table C presents the movement in the allowance for loan losses and shows selected loan loss statistics for the three and nine- month periods ended September 30, 1994 and 1993.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                          Third Quarter                    Year To Date
(Dollars in thousands)                               1994             1993             1994            1993
- - --------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $146,418         $121,402         $133,437         $110,714
Allowances purchased                                                   1,354            3,473            1,580
Provision for loan losses                            13,544           17,442           41,244           58,155
                                                   -----------------------------------------------------------
                                                    159,962          140,198          178,154          170,449
                                                   -----------------------------------------------------------

Losses charged to the allowance
  Commercial                                          7,952            6,438           21,363           22,735
  Construction                                           85                               285            2,925
  Lease financing                                     1,871            1,321            5,229            6,294
  Mortgage                                              549                               887
  Consumer                                            7,688            8,024           22,073           26,916
                                                   -----------------------------------------------------------
                                                     18,145           15,783           49,837           58,870
                                                   -----------------------------------------------------------
Recoveries
  Commercial                                          1,732            1,454            5,043            4,448
  Construction                                           27               58              258              402
  Lease financing                                     1,248              647            2,703            1,652
  Mortgage
  Consumer                                            4,605            4,029           13,108           12,522
                                                   -----------------------------------------------------------
                                                      7,612            6,188           21,112           19,024
                                                   -----------------------------------------------------------

Net loans charged-off                                10,533            9,595           28,725           39,846
                                                   -----------------------------------------------------------

Balance at end of period                           $149,429         $130,603         $149,429         $130,603
                                                   ===========================================================

Ratios:

 Allowance for losses to loans                         1.99%            2.13%            1.99%            2.13%
 Allowance to non-performing assets                  126.67            95.02           126.67            95.02
 Allowance to non-performing loans                   146.92           112.29           146.92           112.29
 Non-performing assets to loans                        1.57             2.24             1.57             2.24
 Non-performing assets to total assets                 0.95             1.23             0.95             1.23
 Net charge-offs to average loans                      0.57             0.66             0.55             0.96
 Provision to net charge-offs                          1.29x            1.82x            1.44x            1.46x
 Net charge-offs earnings coverage                     5.50             5.65             5.84             3.81

CREDIT QUALITY

The Corporation reports its non-performing assets on a more conservative basis than most other U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, close-end consumer loans are charged-off if delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

TABLE D
- - -----------------------------------------------------------------------------------
                                                   NPA                  Allowance
                                                  as a %                 as a %
   Date                         NPA              of Loans                of NPA
- - -----------------------------------------------------------------------------------
                           (In millions)
September 30, 1994            $118.0              1.57%                  126.7%
June 30, 1994                  115.9              1.60                   126.4
March 31, 1994                117 .3             1 .72                   120.2
December 31, 1993              111.2              1.75                   120.0
September 30, 1993             137.5              2.24                    95.0

As of September 30, 1994, non-performing assets ("NPA"), which consist of past-due loans on which no interest income is being accrued, renegotiated loans, other real estate and in substance foreclosed assets, amounted to $118.0 million or 1.57% of loans. NPA were $137.5 million or 2.24% of loans a year earlier and $115.9 million or 1.60% at June 30, 1994. At the end of the first quarter of 1994, NPA totaled $117.3 million or 1.72% of loans.

The decrease in non-performing assets of $19.5 million or 14.2% as compared with September 30, 1993, was mainly in non-performing commercial and construction loans, which declined $10.6 million due to improved collection efforts of classified loans. In addition, non-performing consumer loans decreased $6.3 million. On the other hand, non-performing mortgage loans increased $2.5 million mainly due to the rise in the mortgage loan portfolio. The Corporation was also able to reduce the other real estate owned by $4.6 million through successful efforts in the disposition of these properties. Table D presents NPA for the current and previous four quarters.

Accruing loans which are contractually past due 90 days or more as to principal or interest amounted to $13.7 million at September 30, 1994, compared with $17.1 million at September 30, 1993, and $13.2 million at June 30, 1994. Renegotiated loans at the end of this period amounted to $5.9 million of which $0.6 million were in non-accrual status. All renegotiated loans are classified as non-performing assets.

Assuming the standard industry practice of placing commercial loans on non accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30,

1994, amounted to $90.1 million or 1.20% of total loans. At that date, the allowance for loan losses as a percent of adjusted non-performing assets was 165.86%. These two ratios compare with 1.57% and 135.42% as of September 30, 1993, and 1.15% and 175.80% at June 30, 1994.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $36.5 million for the third quarter of 1994 compared with $30.0 million for the same quarter of 1993. For the nine-month periods ended September 30, 1994 and 1993, these revenues were $104.3 million and $89.9 million, respectively.

Service charges on deposit accounts, which comprised approximately 51% of total other operating income for the third quarter of 1994, rose to $18.4 million, an increase of 5.9% over the $17.4 million reported for the same period last year. This increase reflects the growth in the customer base due to the acquired operations and the introduction of several new products and services.

For the nine-month periods ended September 30, 1994 and 1993, service charges on deposit accounts totaled $53.6 million and $50.7 million, respectively, an increase of $2.9 million.

Other service charges for the third quarter of 1994 were $14.0 million, an increase of 30.5% from the $10.7 million reported for the same period in 1993. Credit card fees, credit life insurance fees and other fees collected on new services accounted for $2.1 million of the total increase. In addition, other service fees increased $0.8 million in Spring as a result of the gain on sale of mortgage loans and an increase in servicing activities.

Other operating income rose to $4.1 million for the third quarter of 1994, an increase of $2.2 million over the $1.9 million reported for the same period in 1993. During the third quarter of 1993 a downward adjustment of $1.2 million was recorded in the market value of the excess servicing recognized by Banco Popular on the sale of $86 million on mortgage loans through a grantor trust on June 30, 1992. This adjustment was necessary due to the higher than expected mortgage prepayments as a result of the declining interest rate scenario that prevailed in 1993.

OPERATING EXPENSES

Operating expenses for the third quarter of 1994 increased to $114.6 million or 12.9%, as compared with $101.4 million for the third quarter of 1993. For the first nine months of 1994, operating expenses totaled $333.6 million compared with $304.8 million for the same period of 1993.

Personnel costs represent the largest category of operating expenses. These costs increased $5.7 million or 10.8% in the third quarter of 1994 from $52.2 million a year earlier. Included in the personnel expenses for this quarter are $1.2 million pertaining to the operations of Pioneer and $1.4 million of the operations acquired in the Virgin Islands in the last quarter of 1993. Salary expense increased $3.0 million from the $38.0 million reported for the quarter ended September 30, 1993 due to merit increases and business expansion. At September 30, 1994, full-time equivalent employees (F.T.E.) totaled 7,542 versus 7,149 a year earlier. The increase of 393 F.T.E. results principally from the business expansion of Spring and the acquired operations, as previously mentioned. Profit sharing expense rose $0.7 million as a result of the higher salary base.

Personnel costs for the nine-month period ended September 30, 1994 grew 4.7% from the $162.5 million recorded for the same period a year earlier.

Pension and other benefits account for $1.9 million of the total increase in personnel costs for the quarter. This is a result of an accrual of $1.5 million recorded this quarter for post-retirement benefits as required by SFAS 106, compared with the recognition during the first quarter of 1993 of the full year expense.

All other operating expenses, excluding personnel costs, increased $7.5 million, or 15.1%, from $49.2 million in the third quarter of 1993 to $56.7 million in 1994. The acquired operations account for approximately $2.6 million of the total increase. Areas such as equipment expenses, professional fees, and communications reflected an increase related to the expanded usage of technological advances in order to provide a broader variety of products and services to customers. Also, business promotion increased as a result of the efforts to introduce the new services.

For the nine months ended September 30, 1994, other operating expenses amounted to $163.5 million, an increase of $21.1 million from the $142.4 million reported for the same period in 1993. The increase is primarily reflected in the same items mentioned above.

Income tax expense for the quarter ended September 30, 1994, reached $12.7 million compared with $8.5 million for the same quarter in 1993. Income tax expense for the nine-month period ended September 30, 1994, increased to $34.1 million, $15.8 million higher than the $18.3 million reported during the same period in 1993. This increase is primarily related to higher levels of pre-tax income and to a lower ratio of tax exempt assets, principally resulting from the increase in the loan portfolio.

BALANCE SHEET COMMENTS

At September 30, 1994, total assets were $12.4 billion, including $11.6 billion of interest earning assets. Comparable amounts a year earlier were $11.2 billion and $10.3 billion, respectively. Average total assets for the nine-month period ended September 30, 1994 were $12.1 billion compared with $10.5 billion for the same period in 1993.

Total loans at September 30, 1994, amounted to $7.5 billion compared with $6.1 billion a year ago. The mortgage loan portfolio reflected 46.5% of the total increase in loans due to the significant mortgage loan origination and refinancing activity during 1993 and the beginning of 1994 in Banco Popular and Spring. The commercial loan portfolio also showed an increase of $560.8 million due to the overall improvement in the economic environment. Consumer loans increased $175.1 million or 9.48% while financing leases rose $83.4 million or 23.3% during the period. Included in the total loan portfolio at September 30, 1994 are $226.9 million in loans of Pioneer.

Investment securities as of September 30, 1994, totaled $3.9 billion compared with $4.0 billion as of September 30, 1993. These figures include $724.5 million in investment securities available for sale as of September 30, 1994 and $559.3 million as of September 30, 1993. These securities are currently carried at market value under the provisions of SFAS 115 and were carried at the lower of cost or market in 1993.

Total deposits were $8.9 billion at September 30,1994, compared with $8.3 billion at the same date of 1993. This increase was mainly due to the deposits acquired in the Pioneer transaction which amounted to $292.7 million.

Borrowings increased $476 million as compared with the prior year. This rise is mainly due to an increase of $226.7 million in securities under agreements to repurchase due to arbitrage opportunities, and an increase of $186.5 million in the medium-term notes issued by BanPonce Financial to finance Spring's operations.

Subordinated notes decreased to $50 million from the $74 million outstanding a year ago, due to the prepayment in December of 1993 of a 7.95% note due in 1994 and the prepayment in July of 1994 of a 8.50% note due in 1996. Also, the $11 million in preferred stock of Banco Popular were redeemed at par value on June 30, 1994.

Stockholders' equity at September 30, 1994, amounted to $988.9 million, compared with $813.5 million at September 30, 1993. The increase is mainly due to the issuance on June 27, 1994 of 4,000,000 shares of non-cumulative preferred stock which raised $96.7 million in additional capital and to earnings' retention. The Corporation's stockholders' equity at September 30, 1994 includes an allowance of $9.8 million, net of taxes, in unrealized holding losses on securities available for sale, as required by SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities'.

Book value per common share increased to $27.09 as of September 30, 1994, compared with $24.87 as of the same date last year. The market value of the Corporation's common stock also rose to $33.125 at September 30, 1994 from $29.75 a year before. The Corporation's Tier 1, total capital and leverage ratios at September 30, 1994 were 12.90%, 14.31% and 7.56%, respectively, as compared with 12.38%, 14.09% and 7.06% at September 30, 1993. Capital ratios remain well in excess of minimum regulatory requirements.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
   --------------                 -------------------                       ---------
         19               Quarterly Report to shareholders for the          Exhibit "A"
                           period ended September 30, 1994.

         27               Financial Data Schedule                           Exhibit "B"

    b) One report on Form 8-K was filed for the three months ended September 30, 1994:

          Dated:            August 4, 1994
          Item reported:    Item 7 - Financial Statements and Exhibits (for SEC
                                     purposes only)

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.

                                                  BANPONCE CORPORATION
                                                  --------------------
                                                         (Registrant)




Date:   11/11/94                           By:  /s/ David H. Chafey, Jr.
       ------------                             ---------------------------
                                                David H. Chafey, Jr.
                                                Executive Vice President



Date:   11/11/94                           By:  /s/ Orlando Berges
       ------------                             ---------------------------
                                                Orlando Berges
                                                Senior Vice President
                                                & Comptroller