Form 10-K
BANPONCE CORP
filed 1995-03-13
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


                                  FORM 10-K
                                  ---------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     X        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    ---
                 For the Fiscal Year Ended December 31, 1994

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File No. 0-13818

                             BANPONCE CORPORATION
                             --------------------

               Incorporated in the Commonwealth of Puerto Rico

                  IRS Employer Identification No. 66-0416582

                         Principal Executive Offices:
                         ----------------------------
                           209 Munoz Rivera Avenue
                         Hato Rey, Puerto Rico 00918
                       Telephone Number: (809) 765-9800
--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                         Common Stock ($6.00 par value)
              8.35% Non-Cumulative Monthly Income Preferred Stock,
            1994 Series A (Liquidation Preference $25.00 Per Share)
       Series A Participating Cumulative Preferred Stock Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1995 the Corporation had 32,866,623 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $994,215,000, based upon the reported closing price of $30.25 on the NASDAQ National Market System on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated herein by reference in response to Item 1 of Part I.

         (2) Portions of the Corporation's Proxy Statement relating to the 1995 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.



================================================================================

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I
------

Item 1       Business .   . . . . . . . . . . . . . . . . . . . . . . . .      4
Item 2       Properties   . . . . . . . . . . . . . . . . . . . . . . . .      9
Item 3       Legal Proceedings    . . . . . . . . . . . . . . . . . . . .     10
Item 4       Submission of Matters to a Vote of Security Holders  . . . .     10

PART II
-------

Item 5       Market for Registrant's Common Stock and Related
               Stockholder Matters  . . . . . . . . . . . . . . . . . . .     10
Item 6       Selected Financial Data  . . . . . . . . . . . . . . . . . .     11
Item 7       Management s Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . .     11
Item 8       Financial Statements and Supplementary Data  . . . . . . . .     11
Item 9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . .     11
PART III
--------

Item 10      Directors and Executive Officers of the Registrant . . . . .     12
Item 11      Executive Compensation . . . . . . . . . . . . . . . . . . .     12
Item 12      Security Ownership of Certain Beneficial Owners
               and Management   . . . . . . . . . . . . . . . . . . . . .     12
Item 13      Certain Relationships and Related Transactions   . . . . . .     12

PART IV
-------

Item 14      Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .     12


                                     PART I

ITEM 1.  BUSINESS

         BanPonce Corporation (the "Corporation") is a diversified, publicly owned bank holding company, incorporated under the General Corporation Law of Puerto Rico in November 1984. It provides a wide variety of financial services through its principal subsidiaries: Banco Popular de Puerto Rico ("Banco Popular"), Vehicle Equipment Leasing Company, Inc. ("VELCO") and Popular International Bank, Inc. ("PIB"). The Corporation is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Banco Popular, the Corporation's principal bank subsidiary, is a member of the Federal Reserve System and is also subject to the supervision of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Superintendent of Banks of the State of New York. Banco Popular's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular is a full-service commercial bank and Puerto Rico's largest banking institution, with $11.6 billion in assets, $8.7 billion in deposits, and a delivery system of 166 branches throughout Puerto Rico, 30 branches in New York City, 1 in Los Angeles, California, 7 branches in the U.S. Virgin Islands and 1 branch in the British Virgin Islands. In addition,Banco Popular has two subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's second largest vehicle leasing and daily rental company, and Popular Consumer Services, Inc., a small-loan company with 27 offices in Puerto Rico operating under the name of Best Finance. VELCO is a wholly owned subsidiary of the Corporation engaged in finance leasing and daily rental of motor vehicles to corporations and professionals. It is the leading leasing operation in Puerto Rico.

         PIB, incorporated under the Puerto Rico International Banking Center Act ("IBC Act"), owns all issued and outstanding stock of BanPonce Financial Corp. ("Financial"), a Delaware Corporation. PIB does not engage directly in any activities other than providing managerial services to its subsidiaries.
On March 31, 1994 Financial became the direct owner of all issued and outstanding shares of Pioneer Bancorp, Inc., a corporation organized under the laws of Delaware and headquartered in Chicago, Illinois, and a registered bank holding company under the BHC Act, which through its wholly-owned subsidiary River Associates Bancorp, Inc., a Delaware corporation, owns and operates Pioneer Bank & Trust Company ("Pioneer"), a bank organized under the laws of the State of Illinois with two branches in that state. The deposits of Pioneer are insured by the FDIC. On August 31, 1994, Pioneer acquired most of the assets and assumed all of the liabilities of a branch of Banco Popular operating in Chicago. As of December 31, 1994 the assets of Pioneer were $385.4 million and its deposits were $325.8 million. Effective January 16, 1995 Banco Popular converted its branch in Chicago into an agency.

         On January 20, 1995 Financial became the direct owner of all issued and outstanding shares of Banco Popular, FSB, a new federal savings bank which acquired from the Resolution Trust Corporation certain assets and all of the deposits of four New Jersey branches of the former Carteret Federal Savings Bank, a federal savings bank under the Resolution Trust Corporation conservatorship. The deposits of Banco Popular, FSB are insured by the FDIC.
As a result of the acquisition of Pioneer and of becoming the owner of all shares of Banco Popular, FSB, Financial has become a registered bank holding company under the BHC Act and a registered savings and loan holding company under the Home Owners' Loan Act. On January 20, 1995, simultaneously with the organization of Banco Popular, FSB, Financial transferred the control of all the issued and outstanding shares of its wholly-owned subsidiary Equity One, Inc. (formerly Spring Financial Services, Inc.) to Banco Popular, FSB. Equity One, Inc. became an operating subsidiary of Banco Popular, FSB. Equity One, Inc., a Delaware corporation, is a diversified consumer finance company engaged in the business of granting personal and mortgage loans and providing dealer financing through 73 offices located in 20 states with total assets of $620.5 million as of December 31, 1994.

         The Corporation is a legal entity separate and distinct from its subsidiaries. There are various legal limitations governing the extent to which the Corporation's banking subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Corporation or certain of its other subsidiaries. The rights of the Corporation to participate in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise, are subject to the prior claims of creditors of that subsidiary, except to the extent that the Corporation may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Corporation's subsidiaries by creditors other than the Corporation may include long-term debt and substantial obligations with respect to deposit liabilities, federal funds purchased, securities sold under agreements to repurchase and commercial paper, as well as various other liabilities.

         The Corporation's business is described on pages 9 through 27 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1994, information which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

         The Corporation is a bank holding company subject to the supervision and regulation by the Federal Reserve Board under the BHC Act. As a bank holding company, the Corporation's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA and the BHC Act, neither the Corporation nor Banco Popular are permitted to operate a branch or conduct certain activities, or acquire more than 5% of any class of the voting shares of, or substantially all the assets of, or control of an additional bank or bank holding company that is located outside of their "home state", except that (i) the Corporation may acquire control of a bank in a state if the laws of that state explicitly authorize a bank holding company from such bank holding company s home state to do so and (ii) Banco Popular may continue to operate a "grandfathered" branch or agency. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state. In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

         Banco Popular operates a branch in Los Angeles that is not grandfathered for purposes of the IBA. The Federal Reserve Board has required that Banco Popular conform said branch's existence to the legal requirements set forth above. Banco Popular has petitioned the Federal Reserve Board to permit it to continue to maintain this facility. There can be no assurance that the Federal Reserve Board will grant Banco Popular's request .

         Banco Popular, Pioneer and Banco Popular, FSB are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of Pioneer, the FDIC and the Illinois Commissioner of Banks and Trust Companies and in the case of Banco Popular, FSB, the Office of Thrift Supervision. Banco Popular, Pioneer and Banco Popular, FSB are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves for deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, Pioneer and Banco Popular, FSB. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

F D I C I A

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers: "well capitalized", "adequately capitalized," "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". At December 31, 1994, Banco Popular was well capitalized.

         A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5% a risk-based tier 1 capital ratio of at least 6% and a risk-based total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based tier 1 capital ratio of at least 4% and a risk-based total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based tier 1 of less than 3% or a risk-based total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than the indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

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

HOLDING COMPANY STRUCTURE

         Banco Popular, Pioneer and Banco Popular, FSB are subject to restrictions under federal law that limit the transfer of funds between them and the Corporation, Financial, PIB and the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, Pioneer or Banco Popular, FSB, respectively, to the Corporation or any one non-banking subsidiary are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation, is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular, Pioneer and Banco Popular, FSB are currently the only subsidiary depository institutions of the Corporation.

         Because the Corporation, PIB and Financial are holding companies, their right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of depository institution subsidiaries) except to the extent that the Corporation, PIB or Financial, as the case may be, may itself be a creditor with recognized claims against the subsidiary.

         Under the Federal Deposit Insurance Act (FDIA), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, Pioneer and Banco Popular, FSB are all currently FDIC-insured depository institutions. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

         The principal regular source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval.

         As a member bank subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. However, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1994, Banco Popular could have declared a dividend of approximately $170,117,000 without the approval of the Federal Reserve Board.

         The payment of dividends by Banco Popular may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the bank, could include the paymen of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations described under FDICIA.

FDIC INSURANCE ASSESSMENTS

         Banco Popular, Pioneer and Banco Popular, FSB are subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution, varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses which, if not corrected, would result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each FDIC member institution is assigned an annual assessment rate varying between 0.23% and 0.31%. On January 31, 1995 the FDIC issued a proposal to reduce deposit insurance rate assessments for bank and thrift members of the Bank Insurance Fund which if adopted, could be effective for the second half of 1995.

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 1994 and for the four previous years is presented in Table N "Capital Adequacy Data", on page F-22 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and is incorporated herein by reference.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of stockholders' common equity, retained earnings, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and other disallowed intangibles ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves.

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

         The Federal Reserve Boar has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to purchased mortgage servicing rights and purchased credit card relationships and include a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

         Banco Popular is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. As of December 31, 1994, Banco Popular had a tier 1 capital ratio of 11.87%, a total capital ratio of 13.29% and a leverage ratio of 6.99%.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business.

         The federal banking agencies have issued a notice of proposed rulemaking to solicit public comment on a proposal for incorporating an interest rate risk component into the existing risk-based capital standards. Under the proposal, banks and bank holding companies with greater than "normal" levels of interest rate risk would be required to have additional capital. The Corporation cannot determine whether, or in what form, such proposal may be enacted and, if enacted, what effect such regulations would have upon its capital ratios. The Federal Reserve Board revised its capital adequacy guidelines for state member banks and bank holding companies to establish a limitation on the amount of certain deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the final rule deferred tax assets that can only be realized if an institution earns taxable income in the future are limited for regulatory capital purposes to the amount that the institution expects to realize within one year of the quarter-end report date based on its projection of taxable income or 10 percent of Tier 1 capital, whichever is less. This final rule is effective on April 1, 1995. In addition, the Federal Reserve Board has recently decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities available-for-sale with readily determinable fair values.

         Bank regulators have, from time to time, indicated their desire to raise capital requirements applicable to banking organizations. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

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

         Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to ten percent (10%) of the total deposits or the total paid-in capital, whichever is greater. At the end of its most recent fiscal year, Banco Popular had a fund established in compliance with these requirements.

         Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the lattershall be charged against the undistributed profits of the bank, and the balance, if any, shall be charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount shall be charged against the capital account and no dividend shall be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

         Section 16 of the Banking Law requires every bank to maintain a legal reserve which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) which are secured by actual collateral. However, if a bank becomes a member of the Federal Reserve System, the 20% legal reserve shall not be effective and the reserve requirements demanded by the Federal Reserve System shall be applicable. Pursuant to an order of the Board of Governors dated November 24, 1982, Banco Popular has been exempted from such reserve requirements with respect to deposits payable in Puerto Rico but is subject to Puerto Rico regulatory reserve requirements.

         Section 17 of the Banking Law permits Banco Popular to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1994, the legal lending limit for the Bank under this provision was approximately $85 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans which are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

         Section 14 of the Banking Law authorizes Banco Popular to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property and operating a small loans company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc. and Popular Consumer Services, Inc., respectively, both of which are organized and operate solely in Puerto Rico.

IBC Act

         Under the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of PIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten business days following the date of the issue. Pursuant to the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not initiate the sale, encumbrance, assignment, merger or other transfer of shares if by such transaction a person or persons acting in concert could acquire direct or indirect control of 10% or more of any class of the PIB's stock. Such authorization must be requested at least 30 days prior the transaction.

         PIB must submit to the Office of the Commissioner a report of its condition and results of operation on a monthly basis and its annual audited financial statement as of the end of its fiscal year. Under the IBC Act, PIB may not deal with "domestic persons" as such term is defined in the IBC Act. Also, it may only engage in those activities authorized in the IBC Act, the regulations adopted thereunder and its license.

         The IBC Act empowers the Office of the Commissioner to revoke or suspend, after a hearing, the license of an international banking entity if, among other things, it fails to comply with the IBC Act, regulations issued by the Office of the Commissioner or the terms of its license or if the Office of the Commissioner finds that the business of the international banking entity is conducted in a manner not consistet with the public interest.

Employees

         At December 31, 1994, the Corporation employed 7,549 persons. None of its employees are represented by a collective bargaining group.

ITEM 2. PROPERTIES

         As of December 31, 1994, Banco Popular owned (and wholly or partially occupied) approximately 68 branches and other facilities throughout the Commonwealth, 15 branches in New York, and a branch in Los Angeles. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 103 locations in Puerto Rico, 15 locations in New York, 7 locations in the U.S Virgin Islands and one location in the British Virgin Islands. The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by Banco Popular for banking operations and other services are described below:

         Popular Center, the metropolitan area headquarters building, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 60% of the office space is leased to outside tenants.

         Hato Rey Center, a 23 story office structure located at 268 Munoz Rivera Avenue, Hato Rey, Puerto Rico. The office space is mostly rented to outside tenants.

         Cupey Center Complex, two buildings of three and two stories, respectively, located at Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel.

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

         Mortgage Loan Center, a seven story building located at 153 Ponce de Leon Avenue, Hato Rey, Puerto Rico, is fully occupied by the mortgage loans and mortgage servicing departments. During 1994, a four story building, located at 167 Ponce de Leon Avenue, Hato Rey, Puerto Rico was acquired for expansion of mortgage loans and mortgage servicing activities.

         Los Angeles building, a nine story structure located at 354 South Spring Street, Los Angeles, California in which office space is mostly rented to outside tenants.

         New York building, a nine story structure with two underground levels located at 7 West 51st. Street, New York City, where approximately 54% of the office space is used for banking operations. The remaining space is rented or available for rent to outside tenants.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management is of the opinion that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The Corporation common stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1994 and the previous four years, as well as cash dividends declared is contained under Table O, "Common Stock Performance", and under the captions "Common Stock" and "Dividends" on page F-23 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         The Corporation currently has outstanding Senior Notes due January 14, 1997 in the aggregate principal amount of $30,000,000 (the "1997 Senior Notes"). The 1997 Senior Notes contain various covenants, which, among other things, restrict the payment of dividends. The 1997 Senior Notes prohibit the Corporation from paying dividends or making any other distributions with respect to the Corporation's Common Stock if such aggregate distribution exceeds $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default has occurred and is continuing.

         As of February 28, 1995, the Corporation had 5,239 record holders, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $30.25 per share.

         The Puerto Rico Income Tax Act of 1954, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 20% withholding tax rate (10% beginning on July 1, 1995, due to the Tax Reform Act enacted in Puerto Rico in October
1994). If the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico the rate of withholding is 25% (also 10% beginning on July 1, 1995).

         Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 20% tax (10% beginning on July 1, 1995), will not be withheld from such year s distributions.

         United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends, if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and Form AS2732 of the Puerto Rico Treasury Department "Withholding Tax Exemption Certificate for the Purpose of Section 143", is filed with the withholding agent.

         U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item appears in Table B, "Selected Financial Data" on pages F-4 and F-5 and the text under the caption "Earnings Analysis", on pages F-6 and F-7 in the MD&A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:


                                                               Year ended December 31,
                                                               -----------------------

                                                       1994    1993     1992     1991     1990
                                                       ----    ----     ----     ----     ----
Excluding Interest on Deposits                          2.6     3.0      2.9      2.1      3.6
Including Interest on Deposits                          1.5     1.5      1.3      1.2      1.3

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

        The Corporation's long-term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:

                                                           Year ended December 31,
                                                           -----------------------

            (In thousands)                      1994      1993      1992      1991      1990
                                                ----      ----      ----      ----      ----
            Long-term obligations             $489,524  $283,855  $120,062  $103,752  $38,018
            Non-cumulative preferred
             stock of the corporation         $100,000  $  -0-    $  -0-    $  -0-    $ -0-
            Cumulative perpetual
             preferred stock of
             Banco Popular                    $  -0-    $ 11,000  $ 11,000  $ 11,000  $11,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item appears on pages F-2 through F-29 under the caption MD&A, and is incorporated herein by reference.

        Table K, "Maturity Distribution of Earning Assets", on page F-19 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item appears on pages F-32 through F-62, and on page F-27 under the caption "Statistical Summary - Quarterly Financial Data", in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", and "Board of Directors and Committees" on pages 3 through 8 and "Nominees for Election as Directors" on page 9 of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on March 13, 1995 (the "Proxy Statement"), and under the caption "Executive Officers", on pages 9 and 10 of the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the caption "Executive Compensation Program", on pages 11 through 16 and under the caption "BanPonce Corporation Performance Graph" on page 17 of the Proxy Statement, is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

A. The following documents are part of this report and appear on the pages indicated.

        (1) Financial Statements:

            Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-32
            Consolidated Statements of Condition as of December 31, 1994 and 1993  . . . . . . . . . . . .     F-33
            Consolidated Statements of Income for each of the years in the three-year period ended
               December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-34
            Consolidated Statements of Cash Flows for each of the years in the three-year period ended
               December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-35
            Consolidated Statements of Changes in Stockholder's Equity for each of the years in the three-year
               period ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-36
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .     F-37

        (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

        (3) Exhibits

            The exhibits listed on the Exhibits Index on page 14 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K for the quarter ended December 31, 1994.

      Dated:  December 22, 1994

      Item reported:    Item 5 - Other Event

                        Item 7 - Financial Statements , Pro Forma Financial
                                 Information and Exhibits

SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        BANPONCE CORPORATION
                                                            (Registrant)


                                                   By:  S\RICHARD L. CARRION
                                                        ----------------------
                                                        Richard L. Carrion
                                                        Chairman of the Board, President
                                                        and Chief Executive Officer
Dated:      02-16-95                                    (Principal Executive Officer)
         -----------

                                                   By:  S\DAVID H. CHAFEY, JR.
                                                        ------------------------
                                                        David H. Chafey, Jr.
                                                        Executive Vice President
Dated:      02-16-95                                    (Principal Financial Officer)
         -----------

                                                   By:  S\AMILCAR L. JORDAN
                                                        ----------------------
                                                        Amilcar L. Jordan
                                                        Treasurer
Dated:      02-16-95                                    (Principal Accounting Officer)
         -----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S\RICHARD L. CARRION                         Chairman of the Board,
--------------------                         President and Chief
Richard L. Carrion                           Executive Officer                              02-16-95
                                                                                      ----------------------


S\ALFONSO F. BALLESTER                       Vice Chairman of
----------------------                       the Board                                      02-16-95
Alfonso F. Ballester                                                                  ----------------------


S\MANUEL L. DEL VALLE                        Vice Chairman of
---------------------                        the Board                                      02-16-95
Manuel L. Del Valle                                                                   ----------------------


S\ANTONIO LUIS FERRE                         Vice Chairman of
--------------------                         the Board                                      02-16-95
Antonio Luis Ferre                                                                    ----------------------


S\JUAN J. BERMUDEZ
------------------
Juan J. Bermcdez                             Director                                       02-16-95
                                                                                      ----------------------


S\FRANCISCO J. CARRERAS
-----------------------
Francisco J. Carreras                        Director                                       02-16-95
                                                                                      ----------------------


-----------------------
Waldemar Del Valle                           Director
                                                                                      ----------------------


S\LUIS E. DUBON, JR.
--------------------
Luis E. Dubon, Jr.                           Director                                       02-16-95
                                                                                      ----------------------

                                      13

S\HECTOR R. GONZALEZ
--------------------
Hector R. Gonzalez                                    Director                                         02-16-95
                                                                                                 ----------------------

S\JORGE A. JUNQUERA
-------------------
Jorge A. Junquera                                     Director                                         02-16-95
                                                                                                 ----------------------

S\FRANKLIN A. MATHIAS
---------------------
Franklin A. Mathias                                   Director                                         02-16-95
                                                                                                 ----------------------

S\MANUEL MORALES, JR.
---------------------
Manuel Morales, Jr.                                   Director                                         02-16-95
                                                                                                 ----------------------

S\ALBERTO M. PARACCHINI
-----------------------
Alberto M. Paracchini                                 Director                                         02-16-95
                                                                                                 ----------------------

S\FRANCISCO PEREZ, JR.
----------------------
Francisco Perez, Jr.                                  Director                                         02-16-95
                                                                                                 ----------------------


-----------------------------
Francisco M. Rexach, Jr.                              Director
                                                                                                 ----------------------


-----------------------------
Felix J. Serralles, Jr.                               Director
                                                                                                 ----------------------

S\EMILIO JOSE VENEGAS
---------------------
Emilio Jose Venegas                                   Director                                         02-16-95
                                                                                                 ----------------------

S\JULIO E. VIZCARRONDO, JR.
---------------------------
Julio E. Vizcarrondo, Jr.                             Director                                         02-16-95
                                                                                                 ----------------------

                                                      EXHIBITS INDEX
                                                      --------------

EXHIBIT NO.                                            DESCRIPTION                                               FOOTNOTE
-------------------------------------------------------------------------------------------------------------------------
   3.1      Restated certificate of Incorporation and By-Laws of BanPonce Corporation.                            (1)
   4.1      Form of certificate for common stock.                                                                 (1a)
   4.2      Certificates of Resolution of the Board of Directors of BanPonce Corporation dated Au-
            gust 11, 1988 creating a series of Preferred Stock of the Corporation designated as Series
            A Participating Cumulative Preferred Stock Purchase rights and the designation and amount of such series, the voting power preferences, and relative, participating, optional, or other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof.  Rights Agreement dated as of August 11, 1988 by and between BanPonce Corpo-
            ration and Manufacturers Hanover Trust Company regarding the issuance of certain Rights
            to the Corporation's shareholders.                                                                    (2)
   4.3      Amendment to Rights Agreement dated as of December 11, 1990.                                          (3)
   4.4      Indenture, dated as of October 1, 1991, among BanPonce Financial Corp., BanPonce Cor-
            poration and Citibank, N.A. relating to the debt securities of BanPonce Financial Corp.
            guaranteed by BanPonce Corporation.                                                                   (2a)
   4.5      Form of medium-term fixed note of BanPonce Financial Corp. guaranteed by BanPonce
            Corporation.                                                                                          (2b)
   4.6      Form of medium-term floating rate note of BanPonce Financial Corp. guaranteed by
            BanPonce Corporation.                                                                                 (2c)
   4.7      Form of Certificate of 8.35% non-cumulative monthly Income Preferred Stock, 1994 Se-
            ries A (Liquidation Preference $25.00 per share).
   10.2     Form of 8-A Filing filed in connection with the Series A Participating Cumulative Pre-
            ferred Stock Purchase Rights.                                                                         (4)


   10.3     Senior Note Agreement dated as of January 15, 1992, between BanPonce Corporation and New York Life Insurance Company regarding the issuance by BanPonce Corporation of
            $30,000,000 Senior Notes due January 15, 1997.                                                        (10)
   10.3.1   Amended and Restated Senior Notes Agreement dated June 11, 1993 by and among
            BanPonce Corporation, New York Life Insurance Company and New York Life Insurance
            Company and Annuity Company.                                                                          (15)
   10.3.2   Waiver of Section 5.4 (a)(3) of the Senior Notes Agreement.
   10.6     Amended and Restated Agreement and Plan of Merger dated as of January 10, 1990 by and among BanPonce Corporation, Banco de Ponce, Banco Popular de Puerto Rico and the
            Interim Corporation.                                                                                  (5)
   10.7     Note Purchase Agreement dated March 15, 1989 for $50,000,000 of senior subordinated
            Capital Notes, maturing on June 15, 1996 by and between Banco Popular de Puerto Rico
            and Chase Manhattan Capital Market Corporation of Puerto Rico.                                        (6)
   10.8     Management Incentive Plan for certain Division Supervisors approved in January, 1987.                 (7)
   10.8.1   BanPonce Corporation Senior Executive Long-Term Incentive Plan dated October 6, 1994.
   10.9     Letter of Credit and Reimbursement Agreement dated November 22, 1991 between
            BanPonce Corporation and Barclays Bank PLC relating to Velco 1991-A Grantor Trust,
            Asset Backed Certificates; Underwriting Agreement dated November 21, 1991 by and be-
            tween Vehicle Equipment Leasing Company, Inc., BanPonce Corporation and the First
            Boston Corporation.                                                                                   (8)
   10.10    Revolving loan agreement executed by and between Vehicle Equipment Leasing and
            BanPonce Corporation as of January 15, 1992 in the aggregate principal amount of
            $30,000,000.                                                                                          (9)
   10.11    $85,785,000 Banco Popular de Puerto Rico 1992 Grantor Trust 1 Mortgage Pass - Through
            Certificates, Class, A, offering memorandum dated June 25, 1992.  Underwriting Agree-
            ment by and between Merrill Lynch, Pierce, Fenner & Smith, Incorporated acting through its Puerto Rico branch office and Lehman Brothers Puerto Rico, Inc. and Banco Popular de
            Puerto Rico dated June 25, 1992; Insurance Agreement by and between Municipal Bond
            Investors Assurance Corporation as Insurer, Banco Popular de Puerto Rico as Settlor, Banco
            Popular de Puerto Rico as Servicer, Banco Central as Collateral Agent and Banco Central
            as Trustee dated June 25, 1992.                                                                       (11)
   10.12    Credit Agreement by and between BanPonce Corporation, BanPonce Financial Corp.,
            Vehicle Equipment Leasing, Company, Inc. ("the Companies") and Citibank, N.A. for
            borrowing up to the principal amount of $35,000,000 dated as of May 22, 1992; Credit
            Agreement between the Companies and Barclays Bank PLC, acting through its Miami Agency for borrowing up to the principal amount $25,000,000 dated as of May 19, 1992; Credit
            Agreement by and between the Companies and The First National Bank of Chicago, acting individually and as agent, for borrowing up to the aggregate amount of $40,000,000 dated
            as of May 1, 1992.                                                                                    (12)
   10.12.1  First, Second and Third Amendments to Credit Agreement by and between BanPonce
            Corporation, BanPonce Financial Corp., Vehicle Equipment Leasing Company, Inc.  ("the
            Companies") and Citibank, N.A. for borrowing up to the principal amount of $50,000,000 dated as of April 8, 1993, May 21, 1993 and May 20, 1994, respectively. First, Second and
            Third Amendments to Credit Agreement by and between the Companies and Barclays Bank
            PLC, acting through its Miami Agency for borrowing up to the principal amount of
            $45,000,000 dated as of April 2, 1993 and March 31, 1994, respectively. First, Second and
            Third Amendments to Credit Agreement by and between the Companies and the First National
            Bank of Chicago, acting individually and as agent, for borrowing up to $60,000,000
            dated April 1, 1993, June 1, 1993 and April 1, 1994, respectively.                                    (13)
   10.12.2  Credit Agreement by and between BanPonce Corporation, BanPonce Financial Corp., Vehicle
            Equipment Leasing Company, Inc. and Chemical  Bank for borrowing up to the principal
            amount of $25,000,000 dated as of April 1, 1994.                                                      (14)
   12.0     Computation of ratio of earnings to fixed charges
   13.1     Registrant's Annual Report to Shareholders for the year ended December 31, 1994.
   21.1     Schedule of Subsidiaries
   23.1     Consent of Independent Auditors
   27.0     Financial Data Schedule
   99.1     Registrant's Proxy Statement for the April 21, 1995 Annual Meeting of Stockholders


- - - - - - - - - - - - - - - - - - - - - - -

(1)              Incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-39028.
(1a)             Incorporated by reference to exhibit 4.1 of the Corporation's Annual Report on Form
                  10-K for the year ended December 31, 1990  (the "1990 Form 10-K").
(2)              Incorporated by reference to Exhibit 4.3 of Registration Statement No. 33-39028.
(2a)             Incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-41686.
(2b)             Incorporated by reference to Exhibit 2 on Form 8-K filed on October 8, 1991.
(2c)             Incorporated by reference to Exhibit 3 on Form 8-K filed on October 8, 1991.
(3)              Incorporated by reference to Exhibit 4.4 of Registration Statement No. 33-39028.
(4)              Incorporated by reference to Exhibit number 10.2 of Registration Statement
                  No. 33-00497.
(5)              Incorporated by reference to Exhibit 10.10 of the 1991 Form 10-K.
(6)              Incorporated by reference to Exhibit 10.22 of the 1990 Form 10-K.
(7)              Incorporated by reference to Exhibit 10.13 of the 1991 Form 10-K.
(8)              Incorporated by reference to Exhibit 10.14 of the 1991 Form 10-K.
(9)              Incorporated by reference to Exhibit 10.19 of the 1991 Form 10-K.
(10)             Incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K.
(11)             Incorporated by reference to Exhibit 10.14 of the 1992 Form 10-K.
(12)             Incorporated by reference to Exhibit 10.15 of the 1992 Form 10-K.
(13)             Incorporated by reference to Exhibit 10.12.1 of the 1993 Form 10-K.
(14)             Incorporated by reference to Exhibit 10.12.2 of the 1993 Form 10-K.
(15)             Incorporated by reference to Exhibit 10.3.1 of the 1993 Form 10-K.

                              BANPONCE CORPORATION
                            INDEX TO FINANCIAL DATA

                                                                                                                 Page
                                                                                                                 ----

FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
Management's Discussion and Analysis of Financial Condition and
  Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Statistical Summaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-25
Glossary of Terms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-30


FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-32
Consolidated Statements of Condition as of December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .   F-33
Consolidated Statements of Income for each of the years in the three-year period ended
  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-34
Consolidated Statements of Cash Flows for each of the years in the three-year period ended
  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-35
Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year
  period ended  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-36
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-37


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
SUMMARY

      The year 1994 was one of great challenges to the banking industry. As a result of the strong growth in the economy and in anticipation of inflationary pressures, the Federal Reserve Board (FED) began to raise the discount and federal funds rates on February 4, 1994. The FED raised these short-term rates six times throughout the year, totalling 250 basis points. In February 1995, the FED raised another 50 basis points, completing the most significant rate increase within a 12-month period since World War II. This volatility in the interest rate scenario highlights the importance of performing an adequate asset/liability management to avoid significant setbacks in the net interest margin.

      Notwithstanding this environment, BanPonce Corporation (the Corporation) was able to improve its performance during 1994. Net earnings for the Corporation in 1994 totaled $124.7 million, an improvement of 14% from the net earnings of $109.4 million reported in 1993. Earnings per common share (EPS) for 1994 were $3.67 compared with $3.35 in 1993. The results obtained in 1993 include $6.2 million in additional income resulting from the one-time cumulative effect of the adoption of two accounting standards (SFAS 106 and 109). Excluding the effect of these adjustments, EPS for 1993 were $3.16. Average common shares outstanding for 1994 and 1993 were 32,798,243 and 32,701,236, respectively. The results obtained in 1994 represented returns of 1.02% on assets (ROA) and 13.80% on stockholders' equity (ROE), the same as in 1993. However, ROA and ROE for 1993 adjusted to exclude the cumulative effect mentioned above were 0.97% and 13.02%, respectively.

      As presented in Table A, the Corporation was able to reduce its provision for loan losses. In addition, as a percentage of average assets, operating expenses and net interest income decreased, while non-interest revenues remained stable and the income tax expense increased.

      In 1994, the Corporation continued experiencing balance sheet growth with total assets reaching $12,778 million at December 31, 1994, up 11% over the 1993 level of $11,513 million. At September 30, 1994, the Corporation was the 51st. largest bank holding company in the U.S. To attain this growth and in order to diversify its sources of income the Corporation has expanded into new markets and entered into new businesses. On March 31, 1994, the Corporation acquired Pioneer Bancorp, Inc. (Pioneer), a full-service banking operation with two branches and assets of $333.7 million in Chicago, Illinois. In addition, Equity One, the Corporation's diversified consumer financial services subsidiary, continued with its aggressive expansion in the mainland, operating 73 branches in 20 states with total assets of $620.5 million at the end of 1994, compared with 58 branches in 14 states and total assets of $385.1 million a year before. The Corporation also began an investment products sales program at selected banking locations and participated actively in the organization and distribution of the first mutual fund registered and developed under the Puerto Rico Investment Companies Act.

      The increase in the Corporation's assets was mostly reflected in loans, which grew $1,434 million or 22.6%. The mortgage and commercial loan portfolios showed the major increases. At September 30, 1994, Banco Popular de Puerto Rico (Banco Popu-

TABLE A
A Components of Net Income as a Percentage of Average Total Assets
--------------------------------------------------------------------------------

                                                                         For the Year
------------------------------------------------------------------------------------------------------
                                                         1994      1993      1992      1991      1990
                                                       -----------------------------------------------
Net interest income ...............................      4.36%     4.61%     4.62%     4.56%     4.87%
Provision for loan losses .........................     (0.44)    (0.68)    (1.03)    (1.36)    (0.91)
Other income ......................................      1.17      1.17      1.31      1.47      1.21
                                                       -----------------------------------------------
                                                         5.09      5.10      4.90      4.67      5.17
Operating expenses ................................     (3.66)    (3.86)    (3.85)    (3.86)    (3.93)
                                                       -----------------------------------------------
Net income before tax, dividends on preferred stock
   of Banco Popular and cumulative effect of
   accounting changes .............................      1.43      1.24      1.05      0.81      1.24
Provision for income tax ..........................     (0.41)    (0.26)    (0.15)    (0.08)    (0.15)
                                                       -----------------------------------------------
Net income before  dividends on preferred stock of
   Banco Popular and cumulative effect of
   accounting changes .............................      1.02      0.98      0.90      0.73      1.09
Dividends on preferred stock of Banco Popular .....               (0.01)    (0.01)    (0.01)
Cumulative effect of accounting changes ...........                0.05
                                                       -----------------------------------------------
Net income ........................................      1.02%     1.02%     0.89%     0.72%     1.09%
                                                       ===============================================

--------------------------------------------------------------------------------
lar), the Corporation's principal subsidiary, had increased its market share on the Island to 30.6% of total loans from 28.5% at the same date in 1993.

      Despite the loan growth, the Corporation's credit quality statistics continued improving markedly. Non-performing assets (NPA) at December 31, 1994 decreased to $107.6 million, from $111.2 million a year before. The ratio of NPA to total assets improved further from 0.97% at the end of 1993 to 0.84% in 1994. Assuming the standard industry practice, NPA represented 0.61% of total assets at the end of 1994, compared with 0.70% in 1993.

      Also, net loan charge-offs during 1994 were $36.9 million, or 0.52% of average loans, compared with $51.7 million or 0.91% of average loans in 1993. These improvements allowed the Corporation to reduce its provision for loan losses by $19.1 million or 26.2%, from $72.9 million in 1993 to $53.8 million in 1994. Notwithstanding the lower provision, the allowance for loan losses rose from $133.4 million in 1993 to $153.8 million in 1994. The allowance for loan losses was 142.89% of non-performing assets at December 31, 1994 compared with 120.04% at December 31, 1993.

      Total deposits were $9,012 million at December 31, 1994 compared with $8,523 million a year ago. This increase was mainly due to the deposits acquired in Pioneer's transaction and the sustained growth of Banco Popular. At September 30, 1994, Banco Popular's market share of deposits in Puerto Rico was 31.1% compared with 30.4% in 1993.

      At December 31, 1994, the stockholders' equity of the Corporation reached $1,002 million. Excluding the $19.4 million allowance for unrealized losses on securities available-for-sale, net of deferred taxes required by SFAS 115, that will be further explained in this financial review, stockholders' equity grew $187.8 million or 22.5% to $1,022 million, from $834.2 million reported a year earlier. The growth was mainly attributed to the retention of earnings generated during the year and the issuance of 4,000,000 shares of non-cumulative preferred stock on June 27, 1994, which added $96.7 million in additional capital.

      At December 31,1994, the Corporation's Tier I capital ratio was 12.85%, compared with 12.29% at December 31, 1993. Total risk-based capital ratio was 14.25%, compared with 13.95% in 1993. Both of these measures compare favorably with the regulatory minimums of 4% for Tier I and 8% for total risk-based capital. The Corporation's leverage ratio was 7.62% at December 31, 1994 compared with 6.95% at December 31, 1993.

      The Corporation paid annual dividends of $1.00 per share on its common stock during 1994, compared with $0.90 and $0.80 in 1993 and 1992, respectively. The dividend payout ratio to common stockholders increased to 27.20% from 25.39% in 1993. The Corporation also paid $4.2 million in dividends on its preferred stock in 1994.

      The Corporation looks forward with optimism to the recent and expected statutory and regulatory developments that should have a positive impact on its development and performance. The Riegle-Neal Interstate Banking and Branching Efficiency Act approved in 1994 will allow bank holding companies to expand into different states in the U.S. The Puerto Rico Tax Reform Act enacted in 1994 reduces corporate and individual tax rates and lowers the tax on dividends received from domestic corporations on the Island to 10%. Undoubtedly, this decrease in the dividends tax rate will benefit the Corporation's stockholders, since effective for dividends paid after June 30, 1995, the Corporation's shareholders, residents and non-residents of Puerto Rico, will enjoy the lower withholding tax rate of 10% instead of the current rates which vary from 20% to 29%.

      In addition, on January 31, 1995, the Federal Deposit Insurance Corporation (FDIC) issued a proposal to reduce deposit insurance rate assessments for bank and thrift members of the Bank Insurance Fund. The proposal would drop the lower premium rate to four basis points and thereby expand the range to 4 thru 31 basis points, compared with the current range of 23 thru 31 basis points. This proposal, if adopted, could be effective during the second half of 1995.

      The Corporation continues expanding and developing new ways to maintain its leadership position. Early in 1995, Banco Popular, FSB, a new subsidiary of BanPonce Corporation, acquired from the Resolution Trust Corporation (RTC) four branches of the former Carteret Federal Savings Bank in New Jersey. In addition, the Corporation entered into an agreement to acquire the assets of Puerto Rico Home Mortgage, a mortgage origination and servicing operation with approximately $1,800 million in its servicing portfolio. With this acquisition, the Corporation will be the largest mortgage loan servicer on the Island. In addition, as part of our strategy to diversify the sources of income, the Corporation signed a letter of intent to acquire the operations of CS First Boston, Puerto Rico, Inc. This acquisition will allow the Corporation to enter in the securities and investment banking business.

     This financial review contains an analysis of the performance of BanPonce Corporation and its subsidiaries, Banco Popular de Puerto Rico including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Consumer Services, Inc. ( Popular Consumer) , Vehicle Equipment Leasing Company, Inc. (VELCO), Popular International Bank, Inc. and

--------------------------------------------------------------------------------
TABLE B
Selected Financial Data

                                                     -------------------------------------------
(Dollars in thousands, except per share data)             1994            1993            1992
                                                     -------------------------------------------
CONDENSED INCOME STATEMENTS
  Interest income ................................   $   885,125     $   772,136     $   740,354
  Interest expense ...............................       351,633         280,008         300,135
                                                     -------------------------------------------
      Net interest income ........................       533,492         492,128         440,219
  Security and trading gains (losses) ............           451           1,418             625
  Operating income ...............................       142,868         123,762         123,879
  Operating expenses .............................       447,846         412,276         366,945
  Provision for loan losses ......................        53,788          72,892          97,633
  Income tax .....................................        50,043          28,151          14,259
  Dividends on preferred stock of Banco Popular...           385             770             770
  Cumulative effect of accounting changes ........                         6,185
                                                     -------------------------------------------
      Net income .................................   $   124,749     $   109,404     $    85,116
                                                     ===========================================
      Net income applicable to common stock ......   $   120,504     $   109,404     $    85,116
                                                     ===========================================
PER COMMON SHARE DATA*
  Net income .....................................   $      3.67     $      3.35     $      2.79
  Dividends declared .............................          1.00            0.90            0.80
  Book value .....................................         27.48           25.49           23.03
  Oustanding shares:
    Average ......................................    32,798,243      32,701,236      30,461,494
    End of period ................................    32,838,128      32,732,423      32,654,864

AVERAGE BALANCES
  Net loans.......................................   $ 7,107,746     $ 5,700,069     $ 5,150,328
  Earning assets .................................    11,389,680       9,894,662       8,779,981
  Total assets ...................................    12,225,530      10,683,753       9,528,518
  Deposits .......................................     8,837,226       8,124,885       7,641,123
  Subordinated notes .............................        56,082          73,967          85,585
  Total stockholders' equity .....................       924,869         793,001         668,990

PERIOD END BALANCES
  Net loans ......................................   $ 7,781,329     $ 6,346,922     $ 5,252,053
  Allowance for loan losses.......................       153,798         133,437         110,714
  Earning assets..................................    11,843,806      10,657,994       9,236,024
  Total assets ...................................    12,778,358      11,513,368      10,002,327
  Deposits .......................................     9,012,435       8,522,658       8,038,711
  Subordinated notes..............................        50,000          62,000          74,000
  Total stockholders' equity .....................     1,002,423         834,195         752,119

SELECTED RATIOS
  Net interest yield (taxable equivalent basis)...          5.04%           5.50%           6.11%
  Net operating expense/average earning assets....          2.68            2.92            2.77
  Return on average total assets..................          1.02            1.02            0.89
  Return on average earning assets................          1.10            1.11            0.97
  Return on average stockholders' equity..........         13.80           13.80           12.72
  Dividend payout ratio to common stockholders....         27.20           25.39           28.33
  Average net loans/average total deposits........         80.43           70.16           67.40
  Average earning assets/average total assets.....         93.16           92.61           92.14
  Average stockholders' equity/average net loans..         13.01           13.91           12.99
  Average stockholders' equity/average assets.....          7.57            7.42            7.02
  Overhead ratio..................................         57.08           58.34           55.07
  Tier I capital to risk-adjusted assets..........         12.85           12.29           12.88
  Total capital to risk-adjusted assets...........         14.25           13.95           14.85
  Effective tax rate..............................         28.57           21.30           14.24

* Per common share data is based on the average number of shares outstanding during the periods, except for the book value which is based on total shares at the end of the periods. All per common share data has been adjusted to reflect a stock split effected in the form of a dividend on April 3, 1989.

-----------------------------------------------------------------------------------------------------------------

                                               Year ended December 31,
-----------------------------------------------------------------------------------------------------------------
     1991             1990             1989             1988             1987             1986             1985
-----------------------------------------------------------------------------------------------------------------
$   794,943      $   565,807      $   558,273      $   488,200      $   410,605      $   365,513      $   352,691
    387,134          281,561          302,747          261,316          206,778          183,253          182,159
-----------------------------------------------------------------------------------------------------------------
    407,809          284,246          255,526          226,884          203,827          182,260          170,532
     19,376               91            2,529              689             (366)           7,253            1,604
    112,398           70,865           59,550           53,025           40,623           33,204           27,670
    345,738          229,563          207,376          190,862          182,593          166,982          154,777
    121,681           53,033           42,603           34,750           18,000           11,500            7,050
      6,793            9,240           11,456            7,844            5,956            6,778            5,468
        807

-----------------------------------------------------------------------------------------------------------------
$    64,564      $    63,366      $    56,170      $    47,142      $    37,535      $    37,457      $    32,511
=================================================================================================================
$    64,564      $    63,366      $    56,170      $    47,142      $    37,535      $    37,457      $    32,511
=================================================================================================================

$      2.15      $      3.15      $      2.81      $      2.36      $      1.88      $      1.97      $      1.81
       0.80             0.80             0.80            0.685             0.66             0.61             0.56
      21.00            19.67            18.76            16.75            15.07            13.86            12.30

 30,035,601       20,116,970       20,014,013       20,000,000       20,000,000       19,000,000       18,000,000
 30,093,852       29,942,406       20,037,396       20,000,000       20,000,000       20,000,000       18,000,000

$ 5,302,189      $ 3,377,463      $ 3,132,167      $ 2,869,829      $ 2,510,495      $ 1,974,648      $ 1,553,739
  8,199,195        5,461,938        5,318,800        5,182,535         4,597,32        3,949,899        3,392,972
  8,944,357        5,836,749        5,676,981        5,523,823        4,918,984        4,257,327        3,666,180
  7,198,187        5,039,422        4,782,791        4,571,456        4,211,465        3,655,492        3,084,367
     94,000           50,000           38,082              119            1,717            8,178           14,706
    610,641          407,611          353,844          317,001          286,752          247,679          208,598

$ 5,195,557      $ 5,365,917      $ 3,276,389      $ 3,056,761      $ 2,737,271      $ 2,266,437      $ 1,713,602
     94,199           89,335           40,896           33,244           28,423           26,903           24,229
  8,032,556        8,219,279        5,469,921        5,221,873        4,957,221        4,135,121        3,786,650
  8,780,282        8,983,624        5,923,261        5,661,398        5,352,745        4,525,241        4,136,418
  7,207,118        7,422,711        4,926,304        4,715,837        4,491,612        3,820,223        3,365,265
     94,000           94,000           50,000                               500            2,500           13,500
    631,818          588,884          375,807          334,867          301,425          277,090          221,274

       5.97%            6.30%            5.57%            5.10%            5.04%            5.70%            6.25%
       2.85             2.91             2.78             2.66             3.09             3.39             3.75
       0.72             1.09             0.99             0.85             0.76             0.88             0.89
       0.79             1.16             1.06             0.91             0.82             0.95             0.96
      10.57            15.55            15.87            14.87            13.09            15.12            15.59
      34.13            25.33            28.14            28.00            35.17            31.08            30.87
      73.66            67.02            65.49            62.78            59.61            54.02            50.37
      91.67            93.58            93.69            93.82            93.46            92.78            92.55
      11.52            12.07            11.30            11.05            11.42            12.54            13.43
       6.83             6.98             6.23             5.74             5.83             5.82             5.69
      52.47            55.80            56.86            60.45            69.83            69.42            73.59
      11.01            10.10             9.47             9.19              N/A              N/A              N/A
      13.35            12.74            11.76            10.10              N/A              N/A              N/A
       9.41            12.73            16.94            14.27            13.70            15.32            14.40

------------------------------------------------------------------------------------------------------------------------------------
TABLE C
Changes in Net Income and Earnings per Common Share

                                                                1994                      1993                      1992
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per common share amounts)         DOLLARS    PER SHARE      Dollars    Per share      Dollars    Per share
                                                       -------------------------------------------------------------------------
Net income for prior year ........................     $109,404     $ 3.35       $ 85,116     $ 2.79       $ 64,564     $ 2.15
Increase (decrease) from changes in:
  Net interest income ............................       41,364       1.26         51,909       1.70         32,411       1.08
  Other operating income .........................       19,106       0.58           (117)                   11,480       0.38
  Provision for loan losses ......................       19,104       0.58         24,741       0.81         24,048       0.80
  Dividends on preferred stock of Banco Popular...          385       0.01                                       37
  Trading account profit .........................         (327)     (0.01)           171       0.01           (376)     (0.01)
  Gain on sale of investment securities ..........         (640)     (0.02)           622       0.02        (18,376)     (0.61)
  Income tax .....................................      (21,892)     (0.67)       (13,892)     (0.46)        (7,465)     (0.25)
  Operating expenses .............................      (35,570)     (1.09)       (45,331)     (1.49)       (21,207)     (0.71)
                                                       -------------------------------------------------------------------------
  Subtotal .......................................      130,934       3.99        103,219       3.38         85,116       2.83
  Cumulative effect of accounting changes ........       (6,185)     (0.19)         6,185       0.20
  Dividends declared on preferred stock ..........       (4,245)     (0.13)
  Change in average common shares* ...............                                             (0.23)                    (0.04)
                                                       -------------------------------------------------------------------------
Net income applicable to common stock ............     $120,504     $ 3.67       $109,404     $ 3.35       $ 85,116     $ 2.79
                                                       =========================================================================

*Used to reflect the effect of the issuance of 2,458,740 shares of common stock through a subscription offering in November 1992. Also reflects the effect of the issuance of shares of common stock through the Dividend Reinvestment Plan in the years presented. The average common shares outstanding used in the above computation were 32,798,243 for 1994; 32,701,236 for 1993; and
 30,461,494 for 1992.
--------------------------------------------------------------------------------


its wholly-owned subsidiaries BanPonce Financial Corp. (BanPonce Financial), Equity One, Inc., formerly Spring Financial Services, Inc. (Equity One), and Pioneer Bancorp, Inc. (Pioneer), second tier subsidiaries.

      On December 31, 1990, Banco Popular de Puerto Rico and the former BanPonce Corporation merged. Due to the effective date of the merger, the financial information for 1990 and prior years included in this financial review is presented as follows:

      - The statement of condition as of December 31, 1990, and all references to assets and liabilities as of the end of that period reflect the figures for the combined entity immediately after the merger. Average figures for 1990 are those of Banco Popular and its subsidiaries.
      - All historical asset and liability information, including both averages and end of period information, for the years before 1990 are those of Banco Popular and its subsidiaries, Popular Leasing (organized in mid -1989) and Popular Consumer (acquired in December of 1989).
      - The results of operations for 1990 and prior years and all historical income and expense information are those of Banco Popular and its subsidiaries.

      Table B presents a ten year summary of selected financial information.

EARNINGS ANALYSIS

      The Corporation's net earnings for 1994 amounted to $124.7 million, compared with $109.4 million a year before. The net income applicable to common stock for 1994 was $120.5 million. Table C shows the variances, in dollar and per common share amounts, of the major captions of the Corporation's income statement for the last three years. A discussion of the key factors that contributed to the rise in net earnings follows:

      - Increase in net interest income due to the growth of $1,495 million in the average volume of earning assets, partially offset by a decrease of 46 basis points in the net interest yield, on a taxable equivalent basis.
      - Increase in other operating income, principally in other service fees and other operating income. The rise in other service fees results from higher credit card fees, credit life insurance fees and other fees collected by the Corporation on new products and services.
      - Decrease in the provision for loan losses due to the improved credit quality of the loan portfolios which resulted in a reduction in net charge-offs.
      - Higher income tax expense due to a higher pre-tax income, and to a lower tax exempt income net of its related expenses. The decrease in exempt income results from lower yields on the investment portfolio and a lower average balance of tax-exempt securities.

------------------------------------------------------------------------------------------------------------------------------------
TABLE D
Net Interest Income - Taxable Equivalent Basis

                                                                       Year ended December 31,
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                    1994               1993               1992               1991                1990
                                  ------------------------------------------------------------------------------------------------
                                        AVERAGE            Average            Average            Average             Average
                                    BALANCE    RATE     Balance   Rate    Balance    Rate    Balance     Rate    Balance     Rate
                                  ------------------------------------------------------------------------------------------------
Earning assets..............      $11,389,680  8.13%  $9,894,662  8.33%  $8,779,981  9.53%  $8,199,195  10.69%  $5,461,938  11.46%
                                  ================================================================================================
Financed by:
   Interest
     bearing funds .........      $ 9,330,088  3.77%  $8,097,004  3.46%  $7,277,051  4.12%  $6,816,787   5.68%  $4,325,229   6.51%

   Non-interest
     bearing funds .........        2,059,592          1,797,658          1,502,930          1,382,408           1,136,709
                                  ------------------------------------------------------------------------------------------------
        Total...............      $11,389,680  3.09%  $9,894,662  2.83%  $8,779,981  3.42%  $8,199,195   4.72%  $5,461,938   5.16%
                                  ================================================================================================
Net interest income.........      $   574,560         $  544,471         $  536,485         $  489,541          $  344,307
                                  ================================================================================================
Spread......................                   4.36%              4.87%              5.41%               5.01%               4.95%
Net interest yield..........                   5.04               5.50               6.11                5.97                6.30
----------------------------------------------------------------------------------------------------------------------------------


      - Higher other operating expenses, mainly personnel costs, principally due to the inclusion of the salaries and benefits of Pioneer and annual merit increases. Equipment expenses and professional fees also increased due mainly to the implementation and usage of advanced technology in order to provide a broader variety of products and services to customers.
      - Last year's recognition of the one-time cumulative effect of accounting changes due to the implementation of SFAS 109, "Accounting for Income Taxes" and SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions". The net effect of these changes last year was an increase of $6.2 million in net income.
      - Dividends declared on preferred stock issued this year.

NET INTEREST INCOME

      Net interest income, the principal source of earnings for the Corporation, represents the excess of the interest earned on earning assets over the interest paid on rate-related liabilities. The net interest income is affected by the changes in the balance sheet structure of the Corporation, principally in the volume and composition of earning assets and interest bearing liabilities, the rates earned or paid on these assets and liabilities, and the maturity and repricing of these financial instruments. The latter is of particular significance in years such as 1994 when the interest rates had a significant increase after being at their lowest level in three decades. The Corporation constantly monitors and manages the composition and maturity structure of its assets and liabilities in order to minimize the impact of the above circumstances on its net interest income.

      For the year ended December 31, 1994, net interest income reached $533.5 million, an increase of $41.4 million over the $492.1 million reported in 1993. In 1992, net interest income totaled $440.2 million. On a taxable equivalent basis, the net interest income rose to $574.6 million, from $544.5 million in 1993 and $536.5 million in 1992. The increase of $30.1 million results from the rise of $83.2 million due to the growth in average earning assets, partially offset by a reduction of $53.1 million due to a lower net interest margin on a taxable equivalent basis. The net interest yield, on a taxable equivalent basis, was 5.04% compared with 5.50% in 1993 and 6.11% in 1992.

      In order to present all the interest data on a comparative basis, interest income on tax-exempt assets has been converted to a taxable equivalent basis assuming an income tax rate of 42%. Table D presents a comparative analysis of the net interest income and rates for the past five years.

      Average earning assets increased $1,495 million to $11,390 million for the year ended December 31, 1994, from $9,895 million in 1993 and $8,780 million in 1992. On a taxable equivalent basis, interest income amounted to $926.2 million, compared with $824.5 million in 1993 and $836.6 million in 1992. The yield on earning assets, on a taxable equivalent basis, was 8.13% in 1994, or 20 basis points lower than the 8.33% reported in 1993. The yield on earning assets, on a taxable equivalent basis, for 1992 was 9.53%.

      Average loans for the year ended December 31, 1994 totaled $7,108 million and represented 62.4% of total average earning assets. For the years 1993 and 1992 average loans amounted to $5,700 million and $5,150 million, and represented 57.6% and

----------------------------------------------------------------------------------------------------------------------------------
TABLE E
Interest Variance Analysis - Taxable Equivalent Basis

                                                            1994 vs. 1993                               1993 vs. 1992
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                  Increase (Decrease) Due to Change in:       Increase (Decrease) Due to Change in:

                                                   Volume        Rate        Total            Volume          Rate        Total
                                                ----------------------------------------------------------------------------------
Interest income:
  Federal funds sold and securities
    and mortgages purchased under
    agreements to resell......................   ($    103)    $    953     $    850        ($    736)    ($     410)   ($  1,146)
  Time deposits with other banks..............      (2,202)         104       (2,098)          (6,094)          (740)      (6,834)
  Investment securities.......................       9,275      (21,521)     (12,246)          59,181        (92,257)     (33,076)
  Trading securities..........................        (134)          53          (81)              98             48          146
  Loans.......................................     124,678       (9,390)     115,288           47,873        (19,122)      28,751
                                                 ---------------------------------------------------------------------------------
       Total interest income..................     131,514      (29,801)     101,713          100,322       (112,481)     (12,159)
                                                 ---------------------------------------------------------------------------------
Interest expense:
  Savings and NOW accounts....................      11,705       (2,342)       9,363           18,812        (20,305)      (1,493)
  Other time deposits.........................       7,245       11,670       18,915          (10,669)       (21,767)     (32,436)
  Short-term borrowings.......................      19,305       15,839       35,144           13,998         (3,326)      10,672
  Long-term borrowings........................      10,089       (1,887)       8,202            4,634         (1,515)       3,119
                                                 ---------------------------------------------------------------------------------
       Total interest expense.................      48,344       23,280       71,624           26,775        (46,913)     (20,138)
                                                 ---------------------------------------------------------------------------------
Net interest income...........................    $ 83,170    ($ 53,081)    $ 30,089         $ 73,547     ($  65,568)    $  7,979
                                                 =================================================================================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
--------------------------------------------------------------------------------

58.7% of average earning assets, respectively. The categories that increased the most were mortgage loans, rising $770.5 million or 65.9% and commercial and construction loans, growing $421.4 million or 17.8%. In addition, average consumer loans increased $141.4 million or 7.7% , and average lease financing receivables grew $74.3 million or 21.9%.

      Banco Popular and Equity One experienced significant mortgage loan origination and refinancing activity during 1993 and the beginning of 1994, as a result of the low interest rates that prevailed during those periods. The largest increase in mortgage loans was realized in the operations of Banco Popular in New York which averaged approximately $342 million more than in 1993. The latter resulted from portfolio acquisitions and the start up of a Mortgage Loan Origination Department in 1993. The increase in the commercial loan portfolio was mostly attained at Banco Popular. The acquisition of Pioneer, on March 31, 1994, contributed with $115.7 million to the Corporation's commercial loan portfolio.

      The average yield on loans was 9.44%, on a taxable equivalent basis, compared with 9.75% in 1993, a decrease of 31 basis points. The yield on mortgage loans declined 102 basis points due to the origination and refinancing of loans in a lower interest rate scenario. Conversely, the taxable equivalent yield of commercial and construction loans, increased 65 basis points, since approximately 55% of the portfolio has floating rates tied to the prime rate, which increased 250 basis points throughout 1994.

      The increase in consumer loans was realized mainly in the categories of home modernization and auto loans. The yield reported during 1994 and 1993 for consumer loans was 11.95% and 12.48%, respectively. Prior to February 1992 the interest rates on personal loans were regulated in Puerto Rico. The maximum interest rate on these loans was set as a multiple of the prime rate. Effective on February 1992 interest rates were deregulated in order to allow the market to establish the interest rates to be charged on these loans. Due to the low interest scenarios, the strong competition on the Island and the higher share of secured loans which carry a lower yield, the yield on consumer loans has not increased with the rise in interest rates. The yield on lease financing receivables declined from 12.28% in 1993 to 11.68% in 1994, particularly due to the origination of leases during periods of low interest rates.

      Average investment securities for 1994 totaled $4,157 million, an increase of $145.7 million from the $4,011 million reported in 1993. Average investment securities for 1992 amounted to $3,262 million. The increase is mainly attributed to the $114 million securities acquired from Pioneer. The yield on investment securities, on a taxable equivalent basis, decreased from 6.53% reported in 1993 to 6.01% in 1994. The decrease in yield was affected by the maturity of securities and the reinvestment of the proceeds during the low interest rate scenarios of 1993 and the beginning of 1994. During 1994, following an asset/liability management strategy designed to benefit from expected higher interest rates, the Corporation acquired primarily short and mid-term securities which resulted in relatively low yields. The taxable equivalent yield on investment securities in 1992 was 9.04%. The decrease in the taxable equivalent yield on investments from 1992 to 1993 resulted from the maturity at the end of 1992, of approximately $400 million in investment securities which were not

--------------------------------------------------------------------------------
subject to the interest expense disallowance under the Puerto Rico Income Tax Act, and whose yield, on a taxable equivalent basis, exceeded 10%.

      Average money market investments decreased $56.3 million to $119.5 million from the $175.8 million reported in 1993 and $362 million in 1992. The average yield on these instruments, increased from 3.66% in 1993 to 4.34% in 1994. The increase relates directly to the rise in the interest rate scenario that took place in 1994.

      Average interest bearing liabilities were $9,330 million, compared with $8,097 million reported in 1993. In 1992, these liabilities averaged $7,277 million. Interest expense increased $71.6 million to $351.6 million compared with $280.0 million in 1993 and $300.1 million in 1992. Average deposits at December 31, 1994 were $8,837 million compared with $8,125 million in 1993 and $7,641 million in 1992. Interest bearing deposits averaged $551.2 million more than in 1993, reaching $7,041 million, while average non-interest bearing deposits grew $161.1 million. During the third and fourth quarters of 1993 the Corporation acquired some branches in New York and the Virgin Islands which added approximately $354.8 million in deposits. Also, the acquisition of Pioneer contributed with $292.7 million in deposits.

      Average savings accounts increased $345.7 million and NOW, Super NOW and money market accounts also increased by $55 million, further strengthening the Corporation's core deposit base. Average time deposits, including certificates of deposits and other time deposits, rose $150.7 million in 1994. The cost of savings accounts decreased 16 basis points, due mainly to adjustments made to the pricing structure of these products throughout 1993. On the other hand, the cost of NOW, Super NOW and money market accounts increased by 15 basis points. The average cost of certificates of deposits rose 36 basis points from 3.80% in 1993 to 4.16% in 1994. In addition, the average cost of other time deposits increased 67 basis points to 4.80%. The increase in the average cost of these deposits resulted from the higher interest rate scenario that has prevailed during 1994. As a result, the average cost of interest bearing deposits reached 3.52%, from 3.38% reported in 1993 and 4.11% reported in 1992.

      Average short-term borrowings rose $518.7 million. Most of the increase was due to higher balances of federal funds purchased and securities sold under agreements to repurchase in Banco Popular and a higher average of commercial paper issued by the holding company. The average rate of short-term borrowings increased 101 basis points to 4.18% compared with 3.17% in 1993. During 1992 average short-term borrowings amounted to $903.9 million at an average cost of 3.51%.

      Average long-term debt increased $163.2 million, due to a higher amount of medium-term notes issued by BanPonce Financial to finance Equity One operations. The average cost of long-term debt in 1994 was 6.10% compared with 6.74% in 1993.

      The average cost of funding earning assets increased to 3.09% compared with 2.83% reported in 1993 and 3.42% in 1992.

SECURITY AND TRADING GAINS

      During the first quarter of 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", which addresses the accounting and reporting for certain investments in debt and equity securities. SFAS 115 requires financial institutions to segregate their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities based on management's intent as defined by the SFAS 115 as further explained in the "Balance Sheet Comments" section of this financial review.

      In 1994, the Corporation sold $293.4 million of the investment securities available-for-sale for a net gain of $0.3 million. In accordance with the provisions of SFAS 115, the Corporation may sell or transfer held-to-maturity securities, only as a result of non-recurring, unusual events that could not have been reasonably anticipated. In 1994, $13.6 million of the securities classified as held-to-maturity were called by the issuer or sold due to a significant deterioration in the issuer's creditworthiness, for a net loss of $0.05 million. During 1993, $83.2 million of the investment securities available-for-sale and $11.6 million of the investment securities were sold for a net gain of $0.9 million. Also, trading account activities for the year ended December 31, 1994, resulted in profits of $0.2 million compared with profits of $0.6 million in 1993.

OTHER OPERATING INCOME

      Other operating income, consisting mainly of service charges on deposit accounts, credit card fees, other fee-based services and other revenues, grew to $142.9 million in 1994 from $123.8 million in 1993, a 15.4% increase. In 1992 other operating income amounted to $123.9 million.

      The rise in other operating income was mainly a result of the Corporation's continuing efforts to build stable sources of fee income, which include service charges on deposit accounts and revenues from electronic banking and credit card services. This

------------------------------------------------------------------------------------------------------
TABLE F
Other Operating Income
                                                                Year ended December 31,
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                            1994        1993        1992        1991       1990
                                               --------------------------------------------------------
Service charges on deposit accounts.........   $ 71,727    $ 68,246    $ 63,064    $ 55,000    $36,031
Other service fees:
  Credit card fees and discounts............     18,611      16,818      16,795      15,268     11,447
  Other fees................................     32,629      26,129      25,696      24,066     17,336
Other income................................     19,901      12,569      18,324      18,064      6,051
                                               --------------------------------------------------------
  Total.....................................   $142,868    $123,762    $123,879    $112,398    $70,865
                                               ========================================================
Other operating income
  to average assets.........................       1.17%       1.16%       1.30%       1.26%      1.21%
Other operating income
  to operating expenses.....................      31.90       30.02       33.76       32.51      30.87
-------------------------------------------------------------------------------------------------------


growth is being accomplished through the aggressive marketing of existing products and development of innovative products. As Table F shows, this increase has resulted in a ratio of other operating income to operating expenses of 31.90% in 1994 compared with 30.02% in 1993. In addition, the ratio of other operating income to average assets increased slightly to 1.17% in 1994 from 1.16% in 1993.

      Service charges on deposit accounts, the principal component of other operating income, rose 5.1% to $71.7 million in 1994, from $68.2 million in 1993 and $63.1 million in 1992. The rise in service charges was primarily attributed to an increase in automated teller machine fees, which were implemented during the second quarter of 1993, fees collected on returned checks, service charges on new deposit products introduced during the year and a higher customer deposit base due to growth and acquisitions. Pioneer contributed with $0.8 million in deposit fees.

      Other service fees which represented 35.9% of other operating income for the year, improved significantly to $51.2 million for the year ended December 31, 1994, from $42.9 million in 1993 and $42.5 million in 1992. This increase was principally reflected in Banco Popular where credit card fees rose by $1.8 million, electronic banking fees $1.1 million and credit life insurance fees $0.6 million. Other fees collected on new services offered to Banco Popular customers during 1994, such as the sale of securities, annuities and mutual funds amounted to approximately $0.4 million. In addition, Pioneer contributed $1.2 million in other service fees. Also, in December 1994, Banco Popular and Paine Webber de P.R., Inc. organized the Puerto Rico Investors Tax Free Fund, Inc. The Fund is a closed-end fund and is the first one registered and developed under the Puerto Rico Investment Companies Act. The sale of the fund's shares contributed with $0.8 million in additional fees.

      Other operating income for the year ended December 31, 1994 amounted to $19.9 million as compared with $12.6 million for the year ended December 31, 1993 and $18.3 million in 1992. In 1992, the Corporation realized a $4.4 million gain on the sale of $86 million on mortgage loans through a grantor trust. During 1993 and 1994, Banco Popular recorded adjustments totaling $2.6 million and $0.5 million, respectively, to reflect the reduction in the market value of the excess servicing recognized in 1992 upon the sale of mortgages previously mentioned. These adjustments resulted from higher than expected mortgage prepayments due to the declining interest scenario that prevailed in 1993.

      The rise of $5.2 million in other operating income, excluding the effect of the adjustments described above, relates mainly to an increase of $3.3 million in the gains recognized from the sale of mortgage loans principally by Equity One. In addition, the other operating revenues of the Corporation's leasing subsidiaries increased $1.2 million mostly related to the gains on sales of daily rental units and a higher daily rental income.

OPERATING EXPENSES

      The Corporation continues investing in personnel, new products and the technology it needs to remain competitive. Consistently, Banco Popular has been the first in Puerto Rico to implement new approaches and the use of the latest available technology.

      Total operating expenses for 1994 amounted to $447.8 million, compared with $412.3 million in 1993 and $366.9 million in 1992. These amounts represent increases of 8.6% in 1994 and 12.4% in 1993. As a percentage of average assets, operating expenses decreased from 3.86% in 1993 to 3.66% in 1994. Table G presents the composition of operating expenses for the past five years.

-------------------------------------------------------------------------------------------------------
TABLE G
Operating Expenses
                                                                Year ended December 31,
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)                           1994        1993        1992        1991        1990
                                               --------------------------------------------------------
Salaries....................................   $160,996    $151,432    $134,709    $129,928    $ 92,910
Pension and other benefits..................     45,546      44,713      36,484      37,626      23,269
Profit sharing..............................     19,205      19,766      17,041      13,080      15,143
                                               --------------------------------------------------------
        Total personnel costs...............    225,747     215,911     188,234     180,634     131,322
                                               --------------------------------------------------------
Equipment expenses..........................     35,474      27,964      23,813      22,755      16,524
Professional fees...........................     33,757      27,302      22,558      19,254      16,114
Net occupancy expense.......................     28,440      26,085      25,442      22,497      12,205
Communications .............................     20,308      18,203      17,048      17,377      12,172
Other taxes.................................     19,807      15,996      14,608      13,049       9,788
Amortization of intangibles.................     18,003      16,176      14,888      13,687         384
Business promotion..........................     16,271      16,638      12,548      10,723       8,963
Printing and supplies.......................      8,817       8,189       7,290       8,349       5,524
Other operating expenses:
  FDIC assessment...........................     19,346      17,802      16,372      15,007       5,809
  Transportation and travel.................      3,946       3,554       3,136       3,150       2,151
  All other.................................     17,930      18,456      21,008      19,256       8,607
                                               --------------------------------------------------------
          Subtotal .........................    222,099     196,365     178,711     165,104      98,241
                                               --------------------------------------------------------
          Total ............................   $447,846    $412,276    $366,945    $345,738    $229,563
                                               ========================================================
Personnel costs to average assets...........       1.85%       2.02%       1.98%       2.02%       2.25%
Operating expenses to average assets........       3.66        3.86        3.85        3.86        3.93
Assets per employee (in millions)...........   $   1.69    $   1.55    $   1.44    $   1.28    $   1.29
-------------------------------------------------------------------------------------------------------


      Personnel costs for the period ended December 31, 1994 totaled $225.7 million compared with $215.9 million recorded in 1993 and $188.2 million in 1992. Salaries, which represent 71.3% of total personnel costs, rose $9.6 million or 6.3% to $161 million in 1994 from $151.4 million in 1993. This rise resulted primarily from annual merit increases, higher incentive payments tied to performance and the growing number of employees due to increased business activity and acquisitions. Included in the salaries expense for 1994 are $4.0 million pertaining to Pioneer. At December 31, 1994, BanPonce Corporation had 7,549 full-time equivalent employees (FTE) up 110 from the 7,439 FTE at the end of 1993.

      Employee benefits, including profit sharing, rose to $64.8 million compared with $64.5 million for the same period in 1993 and $53.5 million in 1992. As we continued implementing "Total Quality Management" philosophy and new technology , staff training expenses increased $0.8 million, from $1.5 million in 1993 to $2.3 million in 1994. Partially offsetting the increase in staff training is a reduction in the profit sharing expense of $0.6 million due to a lower contribution resulting from an amendment to the plan in 1994, in which non-vested participations of resigning employees are credited to the Corporation's annual contribution, reducing the profit sharing expense.

      During 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions". This statement requires that employers accrue the expected cost of retiree health care and other postretirement benefits, which represents the actuarial present value of the anticipated benefits the employer expects to provide employees upon retirement. In 1994, the Corporation recorded $7.9 million for postretirement benefits, compared with $5.2 million in 1993.

      The remaining components of operating expenses, in the aggregate, amounted to $222.1 million for the year ended December 31, 1994, compared with $196.4 million in 1993 and $178.7 million in 1992. Equipment expenses amounted to $35.5 million in 1994 compared with $28.0 million in 1993, an increase of $7.5 million or 26.9%. Professional fees rose from $27.3 million in 1993 to $33.8 million in 1994, an increase of $6.5 million or 23.6%. The increase in both expense categories was mostly attributed to the depreciation and software costs related to the expansion of the electronic payment system, the network expansion of point of sale (POS) terminals and the development of new products and services. During 1994, as part of the initiatives related to the Corporation's strategy of transforming Puerto Rico's payment system, 2,117 additional POS terminals and 43 ATM machines were installed.

--------------------------------------------------------------------------------

      Other taxes also reflected a significant increase of $3.8 million or 23.8%, due to the increased business activity of the Corporation, higher tax rates for property and municipal license taxes in Puerto Rico and other state taxes paid in the U.S. Net occupancy expense, communications and amortization of intangibles also rose in 1994 due to the expansion in the Corporation's business activities.

INCOME TAX EXPENSE

      Income tax expense for the year ended December 31, 1994 increased $21.9 million, totaling $50 million compared with $28.1 million reported in 1993. This increase is principally the result of higher pre-tax earnings by $43 million and lower exempt income that results from lower yielding securities and a lower average balance of tax exempt assets for the year. Income tax expense reported in 1992 was $14.3 million.

      Effective January 1, 1993, the Corporation adopted SFAS 109. This statement requires an asset and liability approach to accounting for income taxes. The objective of SFAS 109 is to recognize the amounts of taxes payable or refundable in the current year and to recognize deferred tax liabilities and/or assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax liabilities or assets is based on the regular tax rates and provisions of the enacted tax laws. At the date of adoption of SFAS 109 the Corporation recorded a credit to income and a deferred tax asset of $28.9 million mainly due to alternative minimum tax credits and tax loss carryforwards that the Corporation had available. Prior to 1993, the Corporation determined its income tax provision under SFAS 96 whereby the income tax expense was basically the same as the Corporation's income tax liability.

      At December 31, 1994, the Corporation net deferred tax asset amounted to $22.9 million. The Corporation has recorded this deferred tax asset because, based on the available evidence, it is more likely than not that the asset will be realized.

      The effective tax rate rose to 28.6% from 21.3% in 1993 and 14.2% in 1992. The difference between the effective tax rates and the statutory rate, which in Puerto Rico is 42%, is primarily due to the interest income earned on certain investments and loans which are tax-exempt, net of the related interest expense disallowance.

      On October 31, 1994, the Governor of Puerto Rico signed into law the Puerto Rico Tax Reform Act of 1994. The Act has made comprehensive and important changes in several major areas of the tax law. In general, the provisions of the Act are effective for taxable years beginning after June 30, 1995. The changes that most significantly affect the Corporation can be summarized as follows:

      - The maximum tax rate for Corporations is reduced from 42% to 39%.
      - Repeal of the reserve method for computing losses on bad debts. The taxpayer will be required to use the direct write-off method. In addition, the reserve balance is to be recaptured to income ratably over the succeeding four-year period.
      - Deduction permitted for the amortization of goodwill on assets acquired after June 30, 1995, using a straight-line method of amortization over a fifteen-year period.
      - Dividends from local corporations will be taxed at 10%. This change will be effective on July 1, 1995. The 85% dividend received deduction will continue to be available for corporations.
      - Repeal of the 29% withholding tax on interest payments to non-resident and unaffiliated parties. This provision is also effective on July 1, 1995.

      During the year, the Corporation recorded an adjustment of $1.5 million, reducing its deferred tax assets, giving effect to the change in tax rates enacted in 1994 due primarily to the reversal of temporary differences after December 31, 1995.

      Please refer to Note 21 of the Financial Statements for additional information on the deferred tax asset and the provision for income tax.

BALANCE SHEET COMMENTS

      The Corporation's total assets at December 31, 1994 reached $12,778 million, reflecting an increase of 11% as compared with $11,513 million at December 31, 1993. Total assets at the end of 1992 amounted to $10,002 million. Average total assets for 1994 amounted to $12,226 million compared with $10,684 million in 1993 and $9,529 million in 1992. The acquisition of Pioneer contributed to this increase, adding $333.7 million in assets and $292.7 million in deposits to the Corporation.

      Earning assets at December 31, 1994, amounted to $11,844 million, compared with $10,658 million at December 31, 1993 and $9,236 million at December 31, 1992. Total loans, amounted to $7,781 million as of December 31, 1994 compared with $6,347 million at the end of 1993 and $5,252 million at the end of 1992. This increase resulted mainly from the growth in the mortgage and commercial loan portfolios. During the year, mortgage loans increased $601.7 million or 38.2%, from $1,576 million at December 31, 1993 to $2,178 million at December 31, 1994. Commercial loans grew $524.0 million or 22.1%.

--------------------------------------------------------------------------------

      Money market, investment and trading securities totaled $4,062 million at December 31, 1994 compared with $4,311 million at the same date last year. The decrease of $248.6 million or 5.8% was reflected mainly in the investment securities, which totaled $3,795 million at the end of 1994 and $4,045 million in 1993. These figures include $839.2 million in investment securities available-for-sale as of December 31, 1994 and $715.6 million as of December 31, 1993. These securities are currently carried at market value under the provisions of SFAS 115, adopted in the first quarter of 1994. Prior to the adoption of this statement, these securities were carried at the lower of cost or market.

      SFAS 115 requires financial institutions to segregate their securities holdings as follows:

      - Those securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost.
      - Those that are bought and held principally for the purpose of selling them in the near term, are classified as trading and continue to be reported at fair value with unrealized gains and losses included in earnings.
      - All other securities are classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

      As a result of the adoption of this statement, the Corporation's stockholders' equity at December 31, 1994 includes $19.4 million in unrealized losses, net of deferred taxes, on securities available-for-sale.

      Total deposits at December 31, 1994, amounted to $9,012 million compared with $8,523 million at December 31, 1993. The increase of $489.8 million over the prior year is mainly due to the acquisition of Pioneer and the launching of new deposit products during 1994. Total deposits as of December 31, 1992 amounted to $8,039 million.

      Core deposits reached $7,345 million by the end of 1994, compared with $6,966 million the prior year. The increase of $378.7 million resulted principally from a growth of $183.3 million in certificates of deposit under $100,000, $112.4 million in savings accounts and $102 million in demand deposits. NOW and money market accounts declined $19 million.

      Borrowings increased $601.6 million to $2,501 million at December 31, 1994. The rise is mainly due to an increase of $396.0 million in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Commercial paper increased $30.9 million and $231.1 million in medium-term notes were issued by BanPonce Financial to finance Equity One's business growth.

      Subordinated notes decreased to $50 million from $62 million outstanding a year ago, due to the prepayment in July 1994 of an 8.50% note due in 1996. In addition, $11 million in preferred stock of Banco Popular were redeemed at par value on June 30, 1994.

      The analysis of the Corporation's balance sheet components will focus on the three major topics: Credit Risk Analysis, Asset and Liability Management and Stockholders' Equity.

CREDIT RISK ANALYSIS
CREDIT MANAGEMENT

      The successful management of risk is essential to the continued growth and profitability of the Corporation. The Corporation employs many tools to monitor and control the credit risks to which it is exposed. The strategies for managing credit risk include among others, the establishment of strict credit underwriting standards to monitor the loan granting process and the subsequent performance of the loan portfolio. In addition, the Corporation continues enforcing the policies of maintaining a highly skilled and experienced staff to continue improving the credit processing technology.

      The Corporation has an independent Credit Review and Audit Division which oversees the management of credit risk. This division provides an independent and objective assessment of the loan portfolio's credit quality. It also manages the credit rating system, the major credit risk monitoring tool, and tests the adequacy of the allowance for loan losses.

      The Corporation receives collateral to support credit extensions and commitments for which collateral is deemed necessary. The most significant categories of collateral are real and personal property and cash on deposit.

      At December 31, 1994, the Corporation's credit risk was centered in its $7,781 million loan portfolio, which represented 65.7% of earning assets. The portfolio composition at the end of 1994 was as follows: 37% in commercial loans, 28% in residential mortgage loans, 27% in consumer loans, 6% in lease financing and 2% in construction loans as compared with 37%, 25%, 30%, 6% and 2%, respectively, in 1993.

--------------------------------------------------------------------------------

      The commercial portfolio continues showing an improvement in the level of delinquency, charge-offs and recoveries. This was attained through the development of a strong credit culture, through revamped credit training programs, geared at the rehabilitation and effective collection of trouble and charged-off loans, coupled with the sustained economic recovery during 1994.

      As in the previous three years, the Consumer Credit Area also continues reflecting a considerable improvement in the delinquency and net credit losses. The lower net charge-off level reflects the consistent application of prudent credit standards through officer training and periodic lending reviews, plus enhanced collection systems. Furthermore, a shift in the consumer portfolio from an unsecured to a secured basis, primarily mortgage and cash-secured loans, has been achieved over the last years. During 1995, management is directing its efforts to continue emphasizing the secured portion of the portfolio, as part of the tools to continue improving credit quality.

      The Corporation's credit risk is well balanced since its credit policies and procedures emphasize diversification among geographic areas, business and industry groups, to minimize the adverse impact of any single event or set of occurrences. The loan risk exposure is spread among individual consumers, small commercial loans and a diverse base of borrowers engaged in a wide variety of businesses.

      The Corporation has over 773,000 consumer loans and over 40,000 commercial lending relationships. Of these, only 34 relationships have loans outstanding over $10 million. Highly leveraged transactions and credit facilities to finance speculative real estate ventures are minimal and there are no LDC loans.

      The following risk concentration categories existed at year-end. Only those concentrations with portfolio totals in excess of the Corporation's stockholders' equity are presented.

Geographic Risk - Most of the Corporation's business activities and credit exposure is concentrated with customers in Puerto Rico. The Island's economic prospects are generally regarded as stable to improving and the Government of Puerto Rico and its instrumentalities are all investment-grade rated borrowers in the United States capital markets. However, the Corporation has been increasing its market outside Puerto Rico, which now represents 24% of the Corporation's total assets. Within the last two years, Banco Popular, the Corporation's largest subsidiary, has doubled its 33 year presence in New York where it now operates 30 branches. It also operates one branch in Los Angeles and eight branches in the U.S. and British Virgin Islands, where it is the largest bank. Furthermore, the Corporation acquired Pioneer, in the State of Illinois, which as of December 31, 1994 had three branches with $233.5 million in loans and $325.8 million in deposits. Equity One, a consumer finance operation acquired in 1991, now has 73 branches in 20 states, primarily in the Mid-Atlantic Region. In addition, in January 1995 the Corporation incorporated Banco Popular, FSB, which operates four branches acquired from the RTC of the former Carteret Federal Savings Bank in New Jersey, with approximately $182 million in deposits. It has been the Corporation's philosophy to generally limit its lending activities to projects and borrowers within its geographic regions. This has consistently resulted in acceptable credit quality.

Consumer Credit Risk - Consumer credit arises from exposures to credit card receivables, home mortgages, personal loans, and other installment credit facilities. At December 31, 1994, consumer and residential mortgage loans amounted to $2,101 million and $2,178 million, respectively, with $741 million in unused credit card lines. At the same date, non-performing consumer and mortgage loans amounted to $28.7 million and net charge-offs in the consumer portfolio totaled $11.3 million, including $8.6 million in credit card loans and $2.7 million in other consumer loans. Mortgage loans net charge-offs amounted to $1.3 million in 1994. As previously mentioned, management continues emphasizing the growth in the secured portion of the portfolio. At December 31, 1994, the secured consumer loan portfolio was $923.8 million or 44% of the total portfolio compared with 38% at December 31, 1993.

Industry Risk - Total commercial loans, including commercial real estate loans, amounted to $2,894 million at year-end. Commercial loans secured by real estate, consisting primarily of residential, owner-occupied and income producing properties, represented $1,047 million or 36% of the commercial portfolio. Construction loans amounted to $161 million at year-end. The non-real estate-related portion of the commercial loan portfolio amounted to $1,847 million, with $1,122 million in unused commitments under lines of credit to commercial, industrial and agricultural concerns. Commercial and stand-by letters of credit totaled $90.2 million at year-end. As previously mentioned, there are no significant concentrations in any one industry, with a substantial portion of the customers having credit needs of less than $100,000.

Government Risk - As of December 31, 1994, $3,481 million of the investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government agencies and corporations. In addition, $100.3 million of residential mortgages and $202.2 million in commercial loans are insured or guaranteed by the U.S. Government or its agencies. Furthermore, there are $221.4 million of investment securities representing obligations of the Puerto Rico Government and political subdivisions thereof, with another $157.4 million of loans issued to or guaranteed by these same entities and $32.3 million of loans issued to or guaranteed by the United States Virgin Islands' Government.

------------------------------------------------------------------------------------------------------------------------------------

TABLE H
Loans Ending Balances

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the Year
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                        1994             1993               1992             1991              1990
                                                   ---------------------------------------------------------------------------------
Commercial, industrial and
 agricultural...................................   $2,893,534       $2,369,514         $2,133,357       $1,995,500       $2,069,395
Construction....................................      161,265          153,436            172,411          194,741          175,656
Lease financing.................................      448,236          375,693            314,905          252,727          258,597
Mortgage*.......................................    2,177,763        1,576,044            790,802          683,506          635,571
Consumer........................................    2,100,531        1,872,235          1,840,578        2,069,083        2,226,698
                                                   ---------------------------------------------------------------------------------
    Total.......................................   $7,781,329       $6,346,922         $5,252,053       $5,195,557       $5,365,917
                                                   =================================================================================

*Includes loans held-for-sale.
--------------------------------------------------------------------------------

LOANS

      Total loans increased $1,434 million to $7,781 million at December 31, 1994, compared with $6,347 million at December 31, 1993. Total loans at December 31, 1992 amounted to $5,252 million. All loan categories demonstrated increases in 1994. The mortgage loan portfolio accounted for $601.7 million or 42% of the total rise followed by the commercial loan portfolio, which accounted for $524.0 million or 36.5% of the increase. Consumer, lease financing and construction loan portfolios increased $228.3 million or 12.2%, $72.5 million or 19.3% and $7.8 million or 5.1%, respectively, as compared with the balances a year ago.

      The increase of 38.2% in the mortgage loan portfolio compared with the prior year balance of $1,576 million, was achieved through a significant mortgage loan origination and refinancing activity during 1993 and the beginning of 1994 in Banco Popular and Equity One. Banco Popular's mortgage loans increased $363.7 million and Equity One's portfolio rose $201.4 million. The mortgage loan portfolio amounted to $790.8 million at December 31, 1992. Included in the mortgage loan portfolio at December 31, 1994, are $36.6 million in loans of Pioneer. Due to the increase in interest rates during 1994, mortgage application indices have been showing a drop in total application volume which indicate a possible slowdown in originations in 1995.

      The commercial loan portfolio increased from $2,370 million at December 31, 1993 to $2,894 million at the same date this year. Commercial loans totaled $2,133 million at December 31, 1992. The rise was mainly due to the sustained economic recovery and strong marketing efforts geared at the retail and middle market with emphasis on the origination of government guaranteed loans, primarily Small Business Administration (SBA) loans. These factors led to increases of $206.2 million in Fortune 500 corporate loans, $124.1 million in the retail and middle market portfolio and $47.7 million in Government-guaranteed loans. Over the last three years, Banco Popular has been the top SBA lender among commercial banks in the United States. In addition, Pioneer had $141.3 million in commercial loans at year-end.

      It is expected that the commercial loan portfolio will continue to grow during 1995, primarily in economic sectors such as: service industries, middle market and corporate loans, and pre-export and export financing. Furthermore, significant increases in loan demand are expected in the tourism industry sector and privately-developed infrastructure projects.

      The lease financing portfolio amounted to $448.2 million as of December 31, 1994, compared with $375.7 million and $314.9 million as of December 31, 1993 and 1992, respectively. The rise in truck and vehicle sales in Puerto Rico contributed to the growth in this loan category.

      Total consumer loans, which include personal, auto and boat, credit cards, reserve lines and student loans, amounted to $2,101 million at December 31, 1994, compared with $1,872 million at year-end 1993 and $1,841 million as of December 31, 1992. This growth reflects the personal loans acquired from Pioneer, which totaled $55.5 million at December 31, 1994, the economic recovery and strong marketing efforts during the year.

      The personal loan portfolio amounted to $1,033 million or 49% of the total consumer portfolio at December 31, 1994. The personal loan portfolio was comprised of approximately 23% in mortgage secured loans, 11% with cash collateral and the remainder was unsecured. The Corporation's strategy to emphasize the secured portion of the portfolio has resulted in a secured personal loan portfolio of 34% at the end of 1994, as compared with 20% three years ago.

      Auto and boat secured loans represent about 19% of the total consumer loan portfolio, revolving credit (credit cards plus reserve lines of credit) represents 21% and home improvement loans represent 6%. The remaining 5% is student loans and small dealer contracts.

------------------------------------------------------------------------------------------------------------------------------------

TABLE I
Non-Performing Assets

                                                                                   As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 1994             1993                1992             1991            1990
                                                ------------------------------------------------------------------------------------
Commercial, industrial and
 agricultural...............................         $ 53,553         $ 49,517            $ 62,662        $ 79,642        $ 61,328
Construction................................            7,994            8,215               8,798           8,213           6,297
Lease financing.............................            4,027            4,429               4,752           5,449             405
Mortgage....................................           16,510           14,363              11,532          10,374           5,581
Consumer....................................           12,179           16,290              20,597          25,049
Renegotiated accruing loans.................            2,982            5,643               8,380             520
Other real estate...........................           10,390           12,699              15,582           7,012           6,666
                                                ------------------------------------------------------------------------------------
    Total...................................         $107,635         $111,156            $132,303        $136,259        $ 80,277
                                                ====================================================================================
Accruing loans past-due
 90 days or more............................         $ 15,012         $ 15,505            $ 23,957        $ 32,658        $ 57,355
                                                ====================================================================================
Non-performing assets to loans..............             1.38%            1.75%               2.52%           2.62%           1.50%
Non-performing assets to assets.............             0.84             0.97                1.32            1.55            0.89
Interest lost...............................         $  5,441         $  4,992            $  7,548        $ 10,983        $  6,869

Note:   The Corporation's policy is to place commercial and construction loans on non-accrual status if payments of principal or interest are past-due
        60 days or more. Lease financing receivables and conventional residential mortgage loans are placed on non-accrual status if payments are delinquent 90 days or more. Closed-end consumer loans are placed on non-accrual when they become 90 days or more past-due and are charged-off when they are 120 days past-due. Open-end consumer loans are not placed on non-accrual status and are charged-off when they are
        180 days past-due. Prior to 1991, the Corporation continued to accrue interest on closed-end consumer loans until they were 120 days past-due, at which time they were sold for a percent of their balance and the difference charged-off.
------------------------------------------------------------------------------------------------------------------------------------

      In 1995, credit and service quality continues to be emphasized through additional training, continued personnel specialization and improved processing technology. Continuous marketing efforts should spur growth in most consumer portfolios due to the improved economic conditions.

NON-PERFORMING ASSETS

      Non-performing assets consist of past-due loans on which no interest income is being accrued, renegotiated loans, other real estate and in-substance foreclosed assets. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

      As of December 31, 1994, non-performing assets amounted to $107.6 million or 1.38% of loans, compared with $111.2 million or 1.75% of total loans and $132.3 million or 2.52% at the end of 1993 and 1992, respectively. Non-performing loans at December 31, 1994, totaled $94.3 million or 1.21% of loans as compared with $92.8 million or 1.46% a year earlier. As of December 31, 1992 non-performing loans were $108.3 million or 2.06% of loans.

      The reduction in non-performing assets was reflected mainly in non-performing consumer loans which decreased $4.1 million due to improved collection efforts. In addition, other real estate decreased $2.3 million mainly due to the aggressive efforts directed at the orderly disposition of other real estate and the sustained economic recovery. Renegotiated loans decreased $2.6 million, from $5.6 million at December 31, 1993 to $3.0 million this year. Non-performing lease financing and construction loans also showed reductions of $0.4 million and $0.2 million, respectively. On the other hand, non-performing commercial and mortgage loans increased $4.0 million and $2.1 million, respectively , mainly due to the significant rise in the portfolios. Table I presents the composition of non-performing assets by category at the end of 1994 and the previous four years.

------------------------------------------------------------------------------------------------------------------------------------

TABLE J
Allowance for Loan Losses and Selected Loan Losses Statistics


(Dollars in thousands)                           1994             1993              1992             1991             1990
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.............    $  133,437        $  110,714        $   94,199       $   89,335       $   40,896
Allowance of acquired Corporation .......                                                                              43,932
Other allowances purchased...............         3,473             1,580                              1,556            1,786
Provision for loan losses................        53,788            72,892            97,633          121,681           53,033
                                             ---------------------------------------------------------------------------------------
                                                190,698           185,186           191,832          212,572          139,647
                                             ---------------------------------------------------------------------------------------
Losses charged to the allowance
 Commercial..............................        27,435            29,501            37,700           24,849           12,578
 Construction............................         1,794             3,060             1,887            2,450              587
 Lease financing.........................         6,860             9,150            10,139            4,316               20
 Mortgage................................         1,310               477
 Consumer................................        29,545            35,239            52,454           97,700           40,486
                                             ---------------------------------------------------------------------------------------
                                                 66,944            77,427           102,180          129,315           53,671
                                             ---------------------------------------------------------------------------------------
Recoveries
 Commercial..............................         6,950             6,279             3,577            4,300            1,414
 Construction............................         1,374               607               796                                50
 Lease financing.........................         3,514             2,081             2,169              154
 Mortgage................................             5                36
 Consumer................................        18,201            16,675            14,520            6,488            1,895
                                             --------------------------------------------------------------------------------------
                                                 30,044            25,678            21,062           10,942            3,359
                                             ---------------------------------------------------------------------------------------
Net loans charged-off....................        36,900            51,749            81,118          118,373           50,312
                                             ---------------------------------------------------------------------------------------
Balance at end of year...................    $  153,798        $  133,437        $  110,714       $   94,199       $   89,335
                                             =======================================================================================
Loans:
 Outstanding at year end.................    $7,781,329        $6,346,922        $5,252,053       $5,195,557       $5,365,917
 Average.................................     7,107,746         5,700,069         5,150,328        5,302,189        3,377,463

Ratios:
 Allowance for loan losses to year
   end loans.............................          1.98%             2.10%             2.11%            1.81%            1.66%
 Recoveries to charge-offs...............         44.88             33.16             20.61             8.46             6.26
 Net charge-offs to average loans........          0.52              0.91              1.58             2.23             1.49
 Net charge-offs earnings coverage.......          6.21x             3.96x             2.44x            1.64x            2.50x
 Allowance for loan losses to net
  charge-offs............................          4.17              2.58              1.36             0.80             1.78
 Provision for loan losses to:
    Net charge-offs......................          1.46              1.41              1.20             1.03             1.05
    Average loans........................          0.76%             1.28%             1.90%            2.29%            1.57%
 Allowance to non-performing assets......        142.89            120.04             83.68            69.13           111.28
------------------------------------------------------------------------------------------------------------------------------------

      Assuming the standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at December 31, 1994, would have been $78.2 million or 1.01% of loans, and the allowance for loan losses would be 196.63% of non-performing assets. At December 31, 1993, and 1992 adjusted non-performing assets would have been $80.9 million or 1.27% of loans and $105.7 million or 2.01% of loans, respectively.

     Accruing loans that are contractually past-due 90 days or more as to principal or interest as of December 31, 1994, amounted to $15.0 million as compared with $15.5 million in 1993.

      Once a loan is placed on non-accrual status the interest previously accrued and uncollected is charged against current earnings and thereafter, income is recorded only to the extent of any interest collected. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $5.4 million for 1994 compared with $5 million for 1993.

--------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES

      The Corporation maintains the allowance for loan losses at a level which is considered adequate to absorb losses inherent in the portfolio. The adequacy of the allowance is reviewed regularly by management. In determining the allowance, management considers the composition of the loan portfolio, past loan loss experience, loan risk classifications and prevailing and projected economic conditions.

      The provision for loan losses was $53.8 million for 1994, compared with $72.9 million in 1993, a decrease of $19.1 million or 26.2%. The provision for loan losses for 1992 was $97.6 million. The decrease in the provision is the result of the loan quality improvement and the lower ratio of net charge-offs during the last three years. Net charge-offs for the year totaled $36.9 million or 0.52% of average loans, compared with $51.7 million or 0.91% in 1993 and $81.1 million or 1.58% in 1992.

      All major loan categories, except mortgage, showed reductions in net credit losses, with the consumer loan portfolio reflecting the largest reduction. Consumer loans net charge-offs decreased $7.2 million or 38.9% compared with prior year, from $18.5 million in 1993 to $11.3 million. In 1992, consumer loans net charge-offs totaled $37.9 million. As a percentage of average consumer loans, net charge-offs amounted to 0.58% in 1994, compared with 1.02% in 1993 and 2.0% in 1992.

      The decrease in the consumer loans net charge-offs was mainly in personal loans where net charge-offs declined 63% from $5.7 million or 0.65% of average loans in 1993 to $2.1 million or 0.10% this year. In 1992, personal loans' net charge-offs were $21.5 million or 2.28% of average loans. The lower net charge-off amounts for consumer credit in 1994 reflects, as previously mentioned, the consistent application of prudent credit standards plus enhanced collection systems.

      Lease financing, commercial and construction loans net charge-offs also showed reductions of $3.7 million, $2.7 million and $2.0 million, respectively, compared with 1993. All these reductions are the result of the sustained economic improvement, the implementation of upgraded collection systems in 1992 and 1993 and the improvement in collection efforts of troubled and charged-off loans. Mortgage loans net charge-offs rose $0.9 million, compared with prior year mainly as a result of Equity One's portfolio expansion.

      The recent trend in the loan portfolio quality and the sustained economic recovery portend more improvement in the Corporation's net credit losses in 1995, in spite of a higher interest rate scenario and potential inflationary pressures.

      At December 31, 1994, the allowance for loan losses was $153.8 million, representing 1.98% of loans. At the same date in 1993 the allowance for loan losses amounted to $133.4 million or 2.10% of loans. At December 31, 1992, the allowance was $110.7 million or 2.11% of loans. Although the ratio of allowance for loan losses to loans shows a small decrease, the Corporation continues enjoying a strong allowance position since most of the increase in loans has been experienced in the mortgage loan portfolio where the Corporation, based on its historical experience and expected economic conditions, does not foresee significant losses. Broken down by major loan categories, the allowance for the last five years was as follows:

                                                    ALLOWANCE FOR LOAN LOSSES
                                                         AT DECEMBER 31,
                                                          (IN MILLIONS)
                                      1994          1993        1992         1991      1990
                                     -------------------------------------------------------
           Commercial..............  $ 73.8       $ 64.0      $ 49.5      $34.4        $21.9
           Construction    ........    10.8         10.6         6.5        3.5          3.2
           Lease financing.........     6.5          5.8         5.4        5.4          4.3
           Consumer................    56.7         52.0        49.3       50.9         59.9
           Mortgage................     6.0          1.0
                                     -------------------------------------------------------
                                     $153.8       $133.4      $110.7      $94.2        $89.3
                                     =======================================================

      Table J summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the past five years.

      In May 1993 the Financial Accounting Standards Board issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". These statements address the accounting by creditors for impairment of a loan by specifying how the allowance for loan losses related to certain loans should be determined. Under these statements a loan impairment should be determined based on the present value of the loan's expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral. SFAS 114 and 118 are effective for fiscal years beginning after December 15, 1994. Management estimates that the adoption of these statements will have no material effect on the financial statements of the Corporation.

------------------------------------------------------------------------------------------------------------------------------------

TABLE K
Maturity Distribution of Earning Assets
                                                                           As of December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Maturities
                                                           -------------------------------------------------------
                                                                After one year
                                                              through five years               After five years
                                                           -------------------------------------------------------
                                                            Fixed          Variable           Fixed      Variable
                                         One year          interest        interest          interest    interest
(In thousands)                           or less            rates           rates             rates       rates          Total
-----------------------------------------------------------------------------------------------------------------------------------
Money Market Securities............    $  265,670                                                                     $   265,670
Investment and Trading
  Securities ......................     1,404,125        $2,159,422                        $  233,260                   3,796,807
Loans:
  Commercial ......................     1,305,322           619,661        $377,964           339,434    $251,153       2,893,534
  Construction ....................       142,537                             5,343                        13,385         161,265
  Lease financing .................       140,974           305,097                             2,165                     448,236
  Consumer ........................       610,871         1,288,796                           200,864                   2,100,531
Mortgage ..........................       163,712           617,205                         1,396,846                   2,177,763
                                       --------------------------------------------------------------------------------------------
   Total...........................    $4,033,211        $4,990,181        $383,307        $2,172,569    $264,538     $11,843,806
                                       ============================================================================================

ASSET/LIABILITY MANAGEMENT

      A major consideration in the financial management of commercial banking institutions is the impact of changes in interest rates on net interest income. The Corporation manages its balance sheet structure to minimize the impact of interest rate volatility on earnings. Conservative interest rate risk management is institutionalized in policies approved by the Board of Directors and implemented by the Asset/Liability Management Committee (ALCO), which is comprised of senior officers.

      The maximization of the Corporation's net interest income while maintaining interest rate risk within policy guidelines, is the ALCO's mandate. The Asset/Liability Management Policy Manual, which is approved by the Board of Directors, sets the specific risk parameters that must be maintained. Usually, compliance with the policy calls for a balanced position between rate sensitive assets and rate sensitive liabilities. Notwithstanding, temporary mismatches may be assumed to take advantage of market conditions. Mismatched positions may be assumed only under policy guidelines, and these are monitored closely by the ALCO. In addition, they are structured so that the position can be adjusted quickly if market conditions change.

      The ALCO holds meetings on a monthly basis to review the Corporation's earnings, interest rate risk position, and to assess current market conditions as well as the outlook for interest rates. Financial strategies are presented and adopted at these meetings, with the purpose of ensuring the attainment of the Corporation's financial objectives. Monthly simulations of the Corporation's financial results under various economic and financial scenarios are prepared for review by the ALCO. These include measures of the extent to which net interest income is affected by proposed financial strategies as well as interest rates forecasts.

LIQUIDITY

      Besides prudent rate risk management, liquidity management is of paramount importance in the complete management of financial institutions. The main objective of liquidity management is to ensure that sufficient funds are always available to finance the loan demand of customers, deposit withdrawals, the maturities of wholesale borrowings and the Corporation's operations. In a positive yield curve environment it is costly to hold excessive amounts of liquidity. Particularly under such conditions, an important issue is to maintain an optimal level of liquid assets. Such asset level must be cost effective and provide adequate coverage for most foreseeable scenarios with a reasonable cushion for unforeseen events.

      Both the Corporation's assets and liabilities are sources of substantial liquidity. The investment portfolio is comprised mostly of high quality securities. In addition, the Corporation's position as primary competitor in the local funds market provides wide access to retail deposits. Moreover, considerable credit lines have been established in the U.S. money and capital markets, which give the Corporation the ability to raise funds on short notice.

      The Corporation's investment portfolio, a significant source of liquidity, consists mostly of U.S. Treasury and Agencies securities. As of December 31, 1994, the portion of the Corporation's investment portfolio classified as available-for-sale totaled $839.2 million.

-----------------------------------------------------------------------------------------------------------------------------------

TABLE L
Average Total Deposits
                                                                               For the Year
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                               1994              1993                1992               1991                1990
                                          -----------------------------------------------------------------------------------------
Private demand.........................   $1,515,907        $1,396,339          $1,265,230         $1,206,443          $  872,124
Public demand..........................      273,565           235,323             201,218            172,722             144,867
Other non-interest bearing accounts....        6,967             3,678               3,807              4,247               4,383
                                          -----------------------------------------------------------------------------------------
     Non-interest bearing..............    1,796,439         1,635,340           1,470,255          1,383,412           1,021,374
                                          -----------------------------------------------------------------------------------------
Savings accounts.......................    2,838,551         2,492,845           2,044,037          1,629,806           1,055,410
NOW and money market accounts..........    1,133,106         1,078,075             955,654            767,984             433,989
                                          -----------------------------------------------------------------------------------------
     Savings deposits..................    3,971,657         3,570,920           2,999,691          2,397,790           1,489,399
                                          -----------------------------------------------------------------------------------------
Certificates of deposit:
 Under $100,000........................    1,060,940         1,053,515           1,125,653          1,184,350             768,584
 $100,000 and over.....................      590,305           498,093             511,585            633,126             629,472
 936...................................    1,007,147         1,029,450           1,202,604          1,260,491             947,555
                                          -----------------------------------------------------------------------------------------
     Certificates of deposit...........    2,658,392         2,581,058           2,839,842          3,077,967           2,345,611
                                          -----------------------------------------------------------------------------------------
Public time............................      177,534           124,629             155,715            181,019             132,128
Other time.............................      233,204           212,938             175,620            157,999              50,910
                                          -----------------------------------------------------------------------------------------
     Other time deposits...............      410,738           337,567             331,335            339,018             183,038
                                          -----------------------------------------------------------------------------------------
     Interest bearing..................    7,040,787         6,489,545           6,170,868          5,814,775           4,018,048
                                          -----------------------------------------------------------------------------------------
        Total..........................   $8,837,226         $8,124,885         $7,641,123         $7,198,187          $5,039,422
                                          =========================================================================================

This portfolio is an easily accessible liquidity source since it can be sold promptly in the secondary markets with minimal transaction costs. The investment securities held-to-maturity are also another source of liquidity. As of year-end, this portfolio totaled $2,956 million, of which 70.6%, represented U.S. Treasury and Agencies obligations, with 47.3% maturing within one year. These securities are easily financed in the money markets at competitive rates.

      Significant cash is generated from the Corporation's loan portfolio due to its stream of principal and interest payments. As of December 31, 1994 the loan portfolio maturing in less than one year amounted to $2,363 million, or 30.4% of the total loan portfolio.

      The Corporation's dominant position in the local funds market has resulted in a substantial base of core deposits, also a main liquidity source for the Corporation. These deposits comprise consumer and commercial demand deposits, savings deposits and time deposits under $100,000. As compared with institutional funds, core deposits are more stable and reliable since they are not as sensitive to changes in interest rates and market conditions. Core deposits at year-end amounted to $7,345 million, or 81.5% of total deposits, increasing 5.4% from the balance at the end of 1993. As of December 31, 1994, certificates of deposit with denominations of $100,000 and more amounted to $1,667 million, or 18.5% of total deposits, and had the following distribution:

                                                  (In thousands)
                   3 months or less..............   $1,271,042
                   3 to 6 months.................      197,366
                   6 to 12 months................      115,304
                   over 12 months  ..............       83,629
                                                    ----------
                                                    $1,667,341
                                                    ==========

      Part of the Corporation's deposit base encompasses Section 936 deposits which amounted to $922.4 million as of December 31, 1994, or 10.2% of total deposits. The Corporation has implemented internal limitations on the maximum amount of Section 936 funds which may be borrowed, with the purpose of avoiding any undue dependence. As of December 31, 1994, total Section 936 funds including certificates of deposits and repurchase agreements amounted to $1,842 million, or 15.7% of total liabilities.

      The reductions in the benefits of Section 936 of the U.S. Internal Revenue Code, which were enacted in 1993, became effective in 1994 and will be phased in gradually throughout a five-year period. The Corporation's portfolio of Section 936 funds was not affected negatively, as it reflected an increase during 1994. Furthermore, the economy of Puerto Rico is not expected to be significantly affected by the changes to the Code, given the level of benefits retained.

------------------------------------------------------------------------------------------------------------------------------------
TABLE M
Interest Rate Sensitivity
                                                                            As of December 31, 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                               By Repricing Dates
                                          ------------------------------------------------------------------------------------------
                                                                        After         After
                                                          Within     three months   six months               Non-interest
                                              0-30        31-90       but within    but within   After one     bearing
(Dollars in thousands)                        days         days       six months     one year      year         funds       Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Federal funds sold and
 securities purchased under
 agreements to resell................... $   265,000                                                                     $   265,000
Short-term interest bearing
 deposits in other banks................         570                $       100                                                  670
Investment and trading securities.......     211,472   $  467,594       257,004    $  661,578   $2,199,069    $       90   3,796,807
Loans...................................   1,985,470      341,159       290,470       398,623    4,765,607                 7,781,329
Other assets............................                                                                         934,552     934,552
                                         -------------------------------------------------------------------------------------------
      Total.............................   2,462,512      808,753       547,574     1,060,201    6,964,676       934,642  12,778,358
                                         -------------------------------------------------------------------------------------------
Liabilities and equity:
Savings, NOW and Money Market
 accounts*..............................   1,113,800                                      522    2,863,534                 3,977,856
Other time deposits.....................   1,018,565      762,067       505,885       298,770      498,409                 3,083,696
Short-term interest bearing liabilities.   1,047,771      589,912       123,697       115,801      134,698                 2,011,879
Long-term interest bearing liabilities..           1            2             3             5      539,513                   539,524
Non-interest bearing deposits...........                                                                       1,950,883   1,950,883
Other non-interest bearing liabilities..                                                                          21,097     212,097
Stockholders' equity....................                                                                       1,002,423   1,002,423
                                         -------------------------------------------------------------------------------------------
      Total.............................   3,180,137    1,351,981        629,585      415,098    4,036,154    $3,165,403  12,778,358
                                         -------------------------------------------------------------------------------------------
Interest rate sensitive gap............. ($  717,625) ($  543,228)   ($   82,011)  $  645,103   $2,928,522
Cumulative interest rate
 sensitivity gap........................ ($  717,625) ($1,260,853)   ($1,342,864) ($  697,761)  $2,230,761
Cumulative sensitive gap to
 earning assets.........................       (6.06%)     (10.65%)       (11.34%)      (5.89%)      18.83%

* Now and Money Market accounts are presented as repricing within 0-30 days.
  Savings accounts are included as repricing after one year as they have proved to be stable sources of funds that have not been subject to withdrawal, notwithstanding the changes in interest rates.
------------------------------------------------------------------------------------------------------------------------------------

      To further enhance the Corporation's and its subsidiaries' ability to secure financing in the U.S. money and capital markets, on June 24, 1994 a "shelf" registration was filed with the Securities and Exchange Commission. Under this registration, the Corporation and various of its subsidiaries may issue unsecured debt securities, which may be either senior or subordinated notes, or shares of preferred stock in an aggregate amount of up to $500 million. The amounts, terms and timing of offerings will be determined in the future when and as the Corporation decides to sell debt securities and/or shares of preferred stock under the registration. At the beginning of 1994, Banco Popular became a member of the Federal Home Loan Bank of New York, which represents a source of long-term funding at competitive rates.

INTEREST RATE SENSITIVITY

      The rising interest rate environment that characterized most of 1994, highlighted the sensitivity of many financial institutions' net interest income to interest rate fluctuations. Since a significant portion of the Corporation's earnings is derived from net interest income, management closely monitors the Corporation's interest rate sensitivity together with the developments in the financial market. These factors are examined continuously, specially during extremely volatile interest rates scenarios, to ascertain their potential impact on the Corporation's profitability.

      The degree to which interest rate fluctuations affect net interest income depends upon the maturity, duration and repricing characteristics of the Corporation's assets and liabilities. It is also affected by the direction of interest rate movements as well as changes in the shape of the yield curve. An asset sensitive position occurs generally when a higher volume of assets than liabilities matures or reprices within a certain period of time. Conversely, a liability sensitive position occurs when a higher volume of liabilities than assets matures or reprices within a certain time period.

      The FED, in an attempt to maintain price stability by reducing the growth rate of the U.S. economy, increased interest rates dramatically during 1994. Significant increases in rates affect financial institutions differently, depending upon the type and degree of interest rate

------------------------------------------------------------------------------------------------------------------------------------
TABLE N
Capital Adequacy Data



                                                                                              As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                        1994           1993          1992            1991          1990
                                                           -------------------------------------------------------------------------
Risk-based capital
  Tier I capital.......................................    $  953,266     $  786,686     $  722,082     $  598,034    $  567,653
  Supplementary (Tier II) capital......................       104,338        106,193        110,704        127,181       148,085
                                                           -------------------------------------------------------------------------
       Total capital...................................    $1,057,604     $  892,879     $  832,786     $  725,215    $  715,738
                                                           =========================================================================
Risk-weighted assets
  Balance sheet items..................................    $7,219,906     $6,150,749     $5,430,534     $5,240,345    $5,537,909
  Off-balance sheet items..............................       199,327        250,102        177,172        191,927        82,205
                                                           -------------------------------------------------------------------------
       Total risk-weighted assets......................    $7,419,233     $6,400,851     $5,607,706     $5,432,272    $5,620,114
                                                           =========================================================================
Ratios:
  Tier I capital (minimum required - 4.00%)............         12.85%         12.29%         12.88%         11.01%        10.10%
  Total capital (minimum required - 8.00%).............         14.25          13.95          14.85          13.35         12.74
  Leverage ratio (minimum required - 3.00%) ...........          7.62           6.95           7.26           6.64          6.34
  Equity to assets.....................................          7.57           7.42           7.02           6.83          6.98
  Tangible equity to assets............................          6.55           6.29           5.66           5.46          6.87
  Equity to loans......................................         13.01          13.91          12.99          11.52         12.07
  Internal capital generation rate.....................          9.48          10.08           9.04           6.64         11.60
------------------------------------------------------------------------------------------------------------------------------------

sensitivity. When interest rates rise, an asset sensitive position usually results in increased net interest income. Under such a position, more assets than liabilities reprice at a higher interest rate, therefore increasing net interest income. On the other hand, a liability sensitive position generally results in a lower net interest income. As rates increase, more liabilities than assets reprice at a higher rate, therefore increasing the cost of funds faster than interest revenue.

      The Corporation's interest rate risk position as of December 31, 1994 is presented in Table M. At year-end, the Corporation presented a negative cumulative one-year gap of $697.8 million, or negative 5.9% of total earning assets, compared with a positive cumulative gap of $253.2 million, or 4.85% of earning assets, at December 31, 1993. The change was due to a decrease of $678.3 million in investment and trading securities, increases of $243.9 million in other time deposits and $385.0 million in short-term liabilities, all repricing within one year. This change was partially offset by an increase of $333.4 million in loans repricing within one year.

STOCKHOLDERS' EQUITY

      At December 31, 1994, stockholders' equity amounted to $1,002 million, an increase of $168.2 million or 20.2% compared with the balance of $834.2 million at year-end 1993. This increase is due to the issuance of preferred stock that raised $96.7 million in additional capital, the issuance of additional shares amounting to $3.2 million under the Corporation's Dividend Reinvestment Plan, and earnings' retention. As previously mentioned, during the first quarter of 1994, the Corporation adopted SFAS 115 and as a result stockholders' equity at December 31, 1994 includes $19.4 million in unrealized losses, net of deferred taxes, on securities available-for-sale.

      On June 27, 1994 the Corporation issued 4,000,000 shares of Series A preferred stock. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. Dividends are non-cumulative and are payable monthly at an annual rate per share of 8.35% based on the liquidation preference value of $25 per share.

      The Corporation exceeds the regulatory risk-based capital requirements for well capitalized institutions by wide margins, due to the high level of capital and the conservative nature of the Corporation's assets. Tier I capital to risk-adjusted assets and total capital ratios at December 31, 1994 were 12.85% and 14.25%, compared with 12.29% and 13.95%, respectively, at year-end 1993. The Corporation's leverage ratio was 7.62% at December 31, 1994, compared with 6.95% for the previous year. Table N shows capital adequacy information for the current and previous four years.

      The average tangible equity increased to $792 million for the year ended December 31, 1994 from $663.6 million a year before, an increase of $128.4 million or 19.4%. Total tangible equity at December 31, 1994 was $873.7 million compared with $701.4 million at December 31, 1993. The tangible equity to assets ratio increased as well, to 6.55% in 1994 from 6.29% in 1993. Book value per share increased to $27.48 at December 31, 1994, compared with $25.49 at year-end 1993. Furthermore, the Corporation's Board of Directors approved a stock repurchase program. Under this program the Corporation may repurchase up to one million shares of the outstanding common stock of the Corporation at such times and prices as market conditions shall warrant.

------------------------------------------------------------------------------------------------------------------------------------
TABLE O
Common Stock Performance



                                                               Cash        Book                      *
                                       Market Price          Dividends     Value      Dividend                  Price/       Market/
                                 -----------------------     Declared       Per        Payout     Dividend     Earnings       Book
                                   High           Low        Per Share     Share       Ratio       Yield        Ratio         Ratio
------------------------------------------------------------------------------------------------------------------------------------
    1994                                                                   $27.48     27.20%       3.18%        7.66x        102.37%
1ST QUARTER..................    $ 32 1/2        $30 3/4       $.25
2ND QUARTER..................      32 3/4         31            .25
3RD QUARTER..................      33 1/4         31 1/2        .25
4TH QUARTER..................      33             27            .25

    1993                                                                    25.49     25.39        2.97         9.42         123.58
1st quarter..................    $ 31 1/4        $26 1/2       $.20
2nd quarter..................      28 1/4         24 3/8        .20
3rd quarter..................      30 1/4         26 1/2        .25
4th quarter..................      32 1/4         29 3/4        .25

    1992                                                                    23.03     28.33        3.12        10.83         131.35
1st quarter..................    $ 25 1/2        $18 3/4       $.20
2nd quarter..................      27 3/4         24            .20
3rd quarter..................      27 3/4         24 1/2        .20
4th quarter..................      30 1/4         24 1/2        .20

    1991                                                                    21.00     34.13        4.18         8.96          91.67
1st quarter..................    $ 17 1/2        $14 3/4       $.20
2nd quarter..................      19 7/8         16 3/4        .20
3rd quarter..................      18 1/2         16 1/2        .20
4th quarter..................      19 1/2         17            .20

    1990                                                                    19.67     25.33        4.41         5.08          81.34
1st quarter..................    $ 22            $19           $.20
2nd quarter..................      19 3/4         18 1/2        .20
3rd quarter..................      19 1/2         14 3/4        .20
4th quarter..................      16 7/8         14 1/4        .20


*Based on the average high and low market price for the four quarters.
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK

      The Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Table O shows the range of market quotations and cash dividends declared for each quarter during the last five years.

      The Corporation has a Dividend Reinvestment Plan for its stockholders. This plan offers the stockholders the opportunity to automatically reinvest their dividends in shares of common stock at a 5% discount from the average market price at the time of issuance. During 1994, 105,706 shares, equivalent to $3.2 million in additional capital, were issued under the plan. A total of 565,106 shares have been issued under this plan since its inception in 1989, contributing $12.3 million in additional capital.

PREFERRED STOCK

      The preferred stock of the Corporation is also traded on the NASDAQ National Market System under the symbol BPOPP.

DIVIDENDS

      Dividends declared on common stock during 1994 totaled $32.8 million, compared with $29.4 million in 1993. The Corporation, following its policy of maintaining a dividend payout ratio close to 30%, increased its quarterly dividend from $0.20 to $0.25 per common share, effective on October 1, 1993. The annual dividend declared per common share for 1994 was $1.00 compared with $0.90 in 1993 and $0.80 in 1992.

      The dividend payout ratio to common stockholders for the year increased to 27.20% compared with 25.39% a year before, as a result of the growth in dividends paid per common share during the year.

      Dividends declared on the preferred stock issued this year amounted to $4.2 million.

-------------------------------------------------------------------------------
INFLATION ACCOUNTING

      SFAS 89 makes optional the disclosure of supplementary information on the effects of inflation.

      The Corporation has decided not to prepare the supplementary data for the following reasons:

      - The impact of inflation on the banking industry differs significantly from that on industries that require a higher proportion of investment in fixed assets. Our asset and liability structure is composed mainly of monetary assets and liabilities.
      - Changes in interest rates that may significantly impact the Corporation's earnings do not necessarily move in the same direction or in the same magnitude as the prices of other goods and services.
      - Information included in this annual report such as Interest Variance
        Analysis, Interest Rate Sensitivity Table, Average Balance Sheet,
        Summary of Net Interest Income and the market value disclosures required by SFAS 107, provides more insight as to the effects on the Corporation of changes in interest rates than the supplementary data on inflation accounting.

STATISTICAL SUMMARY 1990-1994                                                                                   BANPONCE CORPORATION
STATEMENTS OF CONDITION
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                              1994          1993          1992            1991            1990
                                                         ---------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................      $   442,316   $   368,837   $   325,497      $  311,384      $  347,619
                                                         ---------------------------------------------------------------------------
Money market investments:
  Federal funds sold and securities
    and mortgages purchased under
    agreements to resell............................          265,000       247,333       234,163         139,530         288,036
  Time deposits with other banks....................              100        15,100        50,100         340,100         644,938
  Bankers' acceptances..............................              570           259           858           1,703           2,369
                                                         ---------------------------------------------------------------------------
                                                              265,670       262,692       285,121         481,333         935,343
                                                         ---------------------------------------------------------------------------
Investment securities held-to-maturity,
  at cost...........................................        2,955,911     3,329,798     3,290,440       2,354,009       1,917,144
                                                         ---------------------------------------------------------------------------
Investment securities available-for-sale
  at lower of cost or market value..................          839,226       715,565       408,127
                                                         ---------------------------------------------------------------------------
Trading securities..................................            1,670         3,017           283           1,657             875
                                                         ---------------------------------------------------------------------------
Loans held-for-sale.................................           10,296
                                                         ---------------------------------------------------------------------------
Loans...............................................        8,066,954     6,655,072     5,614,724       5,575,976       5,798,072
    Less-Unearned income............................          295,921       308,150       362,671         380,419         432,155
           Allowance for loan losses................          153,798       133,437       110,714          94,199          89,335
                                                         ---------------------------------------------------------------------------
                                                            7,617,235     6,213,485     5,141,339       5,101,358       5,276,582
                                                         ---------------------------------------------------------------------------
Premises and equipment..............................          324,160       298,089       260,330         253,054         235,830
Other real estate...................................           10,390        12,699        15,582           7,012           6,748
Customers' liabilities on acceptances...............              902         1,392         1,830           1,691           3,059
Accrued income receivable...........................           78,765        79,285        76,008          59,027          59,106
Other assets........................................          103,088        95,763        64,890          71,026          68,267
Intangible assets ..................................          128,729       132,746       132,880         138,731         133,051
                                                         ---------------------------------------------------------------------------
                                                          $12,778,358   $11,513,368   $10,002,327      $8,780,282      $8,983,624
                                                         ===========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing............................      $ 1,950,883   $ 1,848,859   $ 1,614,806      $1,499,352      $1,455,785
    Interest bearing................................        7,061,552     6,673,799     6,423,905       5,707,766       5,966,926
                                                         ---------------------------------------------------------------------------
                                                            9,012,435     8,522,658     8,038,711       7,207,118       7,422,711
    Federal funds purchased and securities
       sold under agreements to repurchase..........        1,438,038       951,733       665,222         449,114         394,148
    Other short-term borrowings.....................          573,841       664,173       206,882         143,724         181,317
    Notes payable...................................          459,524       253,855        90,062          73,752           8,018
    Senior debentures...............................           30,000        30,000        30,000          30,000          30,000
    Acceptances outstanding.........................              902         1,392         1,830           1,691           3,059
    Other liabilities...............................          211,195       182,362       132,501         138,065         250,487
                                                         ---------------------------------------------------------------------------
                                                           11,725,935    10,606,173     9,165,208       8,043,464       8,289,740
                                                         ---------------------------------------------------------------------------
    Subordinated notes..............................           50,000        62,000        74,000          94,000          94,000
                                                         ---------------------------------------------------------------------------
    Preferred stock of Banco Popular................                         11,000        11,000          11,000          11,000
                                                         ---------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock.................................          100,000
    Common stock....................................          197,029       196,395       195,929         180,563         179,655
    Surplus.........................................          409,445       386,622       361,982         287,539         276,049
    Retained earnings...............................          272,458       208,607       150,208         110,287          93,180
    Unrealized losses on investment securities
       avalilable-for-sale, net of deferred taxes...          (19,366)
    Capital reserves................................           42,857        42,571        44,000          53,429          40,000
                                                         ---------------------------------------------------------------------------
                                                            1,002,423       834,195       752,119         631,818         588,884
                                                         ---------------------------------------------------------------------------
                                                          $12,778,358   $11,513,368   $10,002,327      $8,780,282      $8,983,624
                                                         ===========================================================================


STATISTICAL SUMMARY 1990-1994                                            BANPONCE CORPORATION
STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------

                                                       For the year ended December 31,
---------------------------------------------------------------------------------------------
(In thousands, except per common share
 information)                                  1994      1993       1992     1991      1990
                                             ------------------------------------------------
INTEREST INCOME:
Loans......................................  $665,031  $549,388  $518,074  $579,463  $395,797
Money market investments...................     5,186     6,434    14,414    33,590    37,571
Investment securities......................   214,611   215,944   207,642   181,413   131,911
Trading account securities.................       297       370       224       477       528
                                             ------------------------------------------------
     Total interest income.................   885,125   772,136   740,354   794,943   565,807
Less - Interest expense....................   351,633   280,008   300,135   387,134   281,561
                                             ------------------------------------------------
     Net interest income...................   533,492   492,128   440,219   407,809   284,246
Provision for loan losses..................    53,788    72,892    97,633   121,681    53,033
                                             ------------------------------------------------
     Net interest income after provision
       for loan losses.....................   479,704   419,236   342,586   286,128   231,213
Gain on sale of investment securities......       224       864       242    18,617        64
Trading account profit.....................       227       554       383       759        27
All other operating income.................   142,868   123,762   123,879   112,398    70,865
                                             ------------------------------------------------
                                              623,023   544,416   467,090   417,902   302,169
                                             ------------------------------------------------
OPERATING EXPENSES:
Personnel costs............................   225,747   215,911   188,234   180,634   131,322
All other operating expenses...............   222,099   196,365   178,711   165,104    98,241
                                             ------------------------------------------------
                                              447,846   412,276   366,945   345,738   229,563
                                             ------------------------------------------------
Income before tax, dividends on preferred
     stock of Banco Popular and cumulative
     effect of accounting changes..........   175,177   132,140   100,145    72,164    72,606
Income tax.................................    50,043    28,151    14,259     6,793     9,240
                                             ------------------------------------------------
Income before dividends on preferred
     stock of Banco Popular and cumulative
     effect of accounting changes..........   125,134   103,989    85,886    65,371    63,366
Dividends on preferred stock of
     Banco Popular.........................       385       770       770       807
                                             ------------------------------------------------
Income before cumulative effect of
     accounting changes....................   124,749   103,219    85,116    64,564    63,366
Cumulative effect of accounting changes....               6,185
                                             ------------------------------------------------
NET INCOME.................................  $124,749  $109,404  $ 85,116  $ 64,564  $ 63,366
                                             ================================================
NET INCOME APPLICABLE TO COMMON STOCK......  $120,504  $109,404  $ 85,116  $ 64,564  $ 63,366
                                             ================================================
EARNINGS PER COMMON SHARE*
     Before effect of accounting changes...  $   3.67  $   3.16  $   2.79  $   2.15  $   3.15
                                             ================================================
     Net income............................  $   3.67  $   3.35  $   2.79  $   2.15  $   3.15
                                             ================================================
Dividends declared on common stock:
Cash dividends per common share
  outstanding..............................  $   1.00  $   0.90  $   0.80  $   0.80  $   0.80
                                             ================================================



*The average common shares used in the computation of earnings and cash dividend per common share were 32,798,243 for 1994; 32,701,236 for 1993; 30,461,494 for 1992; 30,035,601 for 1991, and 20,116,970 for 1990.

STATISTICAL SUMMARY 1992-1994                                                              BANPONCE CORPORATION
QUARTERLY FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------


                                            1994                                        1993
---------------------------------------------------------------------------------------------------------------
                           FOURTH      THIRD     SECOND      FIRST    Fourth      Third     Second     First
                           QUARTER    QUARTER    QUARTER    QUARTER   Quarter    Quarter    Quarter   Quarter
---------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
(In thousands, except per
common share information)

Interest income.........   $238,374   $228,227   $219,543   $198,981  $199,780   $196,709   $191,220  $184,427
Net interest income.....    136,791    136,231    135,117    125,353   126,490    125,174    122,703   117,761
Provision for loan
  losses................     12,544     13,544     14,037     13,663    14,737     17,442     19,166    21,547
Non-interest income ....     38,468     36,481     34,864     33,282    34,000     30,178     31,905    28,233
Gain (loss) on sale of
  investment securities.        157       (205)                  272                  332         86       446
Non-interest expense ...    114,266    114,551    112,452    106,577   107,462    101,436    100,524   102,854
Income before income
  tax, cumulative effect
  of accounting changes
  and dividends on
  preferred stock of
  Banco Popular.........     48,606     44,412     43,492     38,667    38,291     36,806     35,004    22,039
Income taxes............     15,980     12,695     11,623      9,745     9,875      8,459      7,306     2,511
Dividends on preferred
  stock of Banco Popular                              192        193       192        193        192       193
Cumulative effect of
  accounting changes....                                                                                 6,185
                           ------------------------------------------------------------------------------------
Net income..............   $ 32,626   $ 31,717   $ 31,677   $ 28,729  $ 28,224   $ 28,154   $ 27,506  $ 25,520
                           ====================================================================================
Net income applicable
  to common stock .....    $ 30,538   $ 29,560   $ 31,677   $ 28,729  $ 28,224   $ 28,154   $ 27,506  $ 25,520
                           ====================================================================================
Net income per common
  share before cumu-
  lative effect of
  accounting changes ...   $   0.93   $   0.90   $   0.96   $   0.88  $   0.87   $   0.86   $   0.84  $   0.59
                           ------------------------------------------------------------------------------------
  Net income per
  common share..........   $   0.93   $   0.90   $   0.96   $   0.88  $   0.87   $   0.86   $   0.84  $   0.78
                           ------------------------------------------------------------------------------------
SELECTED AVERAGE BALANCES
(In millions)
Total assets ...........   $ 12,585   $ 12,385   $ 12,301   $ 11,618  $ 11,374   $ 10,855   $ 10,472  $ 10,017
Loans ..................      7,645      7,356      6,958      6,456     6,219      5,849      5,466     5,254
Interest earning assets.     11,749     11,540     11,449     10,809    10,543     10,064      9,693     9,264
Deposits................      8,960      8,841      9,000      8,543     8,426      8,074      8,005     7,992
Interest bearing
liabilities.............      9,572      9,445      9,440      8,856     8,612      8,249      7,946     7,569
                           ------------------------------------------------------------------------------------
SELECTED RATIOS
Return on assets .......       1.03%      1.02%      1.03%      1.00%     0.98%      1.03%      1.05%     1.03%
Return on equity .......      13.54      13.26      14.59      13.78     13.59      13.90      14.09     13.60

                                           1992

                           Fourth      Third     Second     First
                           Quarter    Quarter    Quarter    Quarter
--------------------------------------------------------------------
SUMMARY OF OPERATIONS
(In thousands, except per
common share information)

Interest income.........   $187,284   $188,328   $183,168   $181,574
Net interest income.....    115,514    112,093    107,912    104,700
Provision for loan
  losses................     23,043     24,333     26,237     24,020
Non-interest income ....     29,208     30,783     34,137     30,134
Gain (loss) on sale of
  investment securities.         58         10        (36)       210
Non-interest expense ...     95,080     93,626     91,718     86,521
Income before income
  tax, cumulative effect
  of accounting changes
  and dividends on
  preferred stock of
  Banco Popular.........     26,657     24,927     24,058     24,503
Income taxes............      3,415      3,536      3,022      4,286
Dividends on preferred
  stock of Banco Popular
Cumulative effect of
  accounting changes....        192        193        192        193
                           ------------------------------------------
Net income..............   $ 23,050   $ 21,198   $ 20,844   $ 20,024
                           ==========================================
Net income applicable
  to common stock .....    $ 23,050   $ 21,198   $ 20,844   $ 20,024
                           ==========================================
Net income per common
  share before cumu-
  lative effect of
  accounting changes ...   $   0.73   $   0.71   $   0.69   $   0.66
                           ------------------------------------------
  Net income per
  common share..........   $   0.73   $   0.71   $   0.69   $    .66
                           ------------------------------------------
SELECTED AVERAGE BALANCES
(In millions)
Total assets ...........   $  9,991   $  9,804   $  9,172   $  9,138
Loans ..................      5,211      5,078      5,153      5,160
Interest earning assets.      9,245      9,033      8,437      8,397
Deposits................      7,940      7,844      7,446      7,330
Interest bearing liabilit     7,610      7,546      6,979      6,967
                           ------------------------------------------
SELECTED RATIOS
Return on assets .......       0.92%      0.86%      0.91%      0.88%
Return on equity .......       12.85     12.60      12.83      12.60


STATISTICAL SUMMARY 1990-1994
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
ON A TAXABLE EQUIVALENT BASIS*
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                        1994                                  1993
------------------------------------------------------------------------------------------------------------------------------------
                                                               AVERAGE                  AVERAGE      Average                Average
                                                               BALANCE      INTEREST     RATE        Balance      Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:

  Federal funds sold and securities and
    mortgages purchased under agreements
    to resell...........................................     $   114,215    $  4,858    4.25%     $   117,095    $  4,115    3.51%
  Time deposits with other banks........................           4,916         300    6.10           57,845       2,259    3.91
  Bankers' acceptances..................................             332          28    8.43              871          60    6.89
                                                            ------------------------------------------------------------------------
       Total money market investments...................         119,463       5,186    4.34          175,811       6,434    3.66
                                                            ------------------------------------------------------------------------
  U.S. Treasury securities..............................       2,657,975     164,102    6.17        2,985,634     202,695    6.79
  Obligations of other U.S. Government
    agencies and corporations...........................         526,687      33,969    6.45          274,821      18,033    6.56
  Obligations of Puerto Rico, States and
    political subdivisions..............................         259,534      14,074    5.42          227,784      14,253    6.26
  Other.................................................         712,972      37,535    5.26          523,224      26,944    5.15
                                                            ------------------------------------------------------------------------
       Total investment securities......................       4,157,168     249,680    6.01        4,011,463     261,925    6.53
                                                            ------------------------------------------------------------------------
Trading account securities..............................           5,303         368    6.94            7,319         449    6.13
                                                            ------------------------------------------------------------------------
Loans (net of unearned income)..........................       7,107,746     670,959    9.44        5,700,069     555,671    9.75
                                                            ------------------------------------------------------------------------
       Total interest earning assets/
         Interest income...............................       11,389,680    $926,193    8.13%       9,894,662    $824,479    8.33%
                                                            ------------------------------------------------------------------------
       Total non-interest earning assets................         835,850                              789,091
                                                            ------------------------------------------------------------------------
       TOTAL ASSETS ....................................     $12,225,530                          $10,683,753
                                                            ========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings and NOW accounts.............................     $ 3,971,657    $116,817    2.94%     $ 3,570,920    $107,454    3.01%
   Other time deposits..................................       3,069,130     130,909    4.27        2,918,625     111,994    3.84
   Short-term borrowings................................       1,856,649      77,537    4.18        1,337,970      42,392    3.17
   Mortgages and notes payable..........................         376,570      22,420    5.95          195,522      12,801    6.55
   Subordinated notes...................................          56,082       3,950    7.04           73,967       5,367    7.26
                                                            ------------------------------------------------------------------------
          Total interest bearing liabilities/
            Interest expense............................       9,330,088     351,633    3.77        8,097,004     280,008    3.46
                                                            ------------------------------------------------------------------------
          Total non-interest bearing liabilities               1,965,148                            1,782,748
                                                            ------------------------------------------------------------------------
          Total liabilities                                   11,295,236                            9,879,752
                                                            ------------------------------------------------------------------------
   Preferred stock of Banco Popular.....................           5,425                               11,000
                                                            ------------------------------------------------------------------------
Stockholders' equity....................................         924,869                              793,001
                                                            ------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....     $12,225,530                          $10,683,753
                                                            ========================================================================
Net interest income on a taxable
  equivalent basis                                                          $574,560                             $544,471
                                                            ------------------------------------------------------------------------
Interest expense to earning assets......................                                3.09%                                2.83%
                                                            ------------------------------------------------------------------------
Net interest yield......................................                                5.04%                                5.50%
                                                            ========================================================================
       Effect of the taxable equivalent adjustment......                      41,068                               52,343
                                                            ------------------------------------------------------------------------
Net interest income per books...........................                    $533,492                             $492,128
                                                            ========================================================================


*Shows the effect of the tax exempt status of some loans and investments on their yield. A 42% tax rate was used for 1994 through 1990. The computation considers the interest expense disallowance as required by the Tax Reform Act enacted in 1987. This adjustment is shown in order to compare the yields of the tax exempt, and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation's policy.

                                                                                                          BANPONCE CORPORATION
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      1992                             1991
------------------------------------------------------------------------------------------------------------------------------
                                                               Average                Average    Average               Average
                                                               Balance     Interest    Rate      Balance    Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:

  Federal funds sold and securities and
    mortgages purchased under agreements
    to resell...........................................      $  144,539   $  5,209     3.60%  $   76,095  $  4,448     5.85%
  Time deposits with other banks........................         215,970      9,093     4.21      427,536    28,886     6.76
  Bankers' acceptances..................................           1,496        112     7.49        2,848       256     8.99
                                                           -------------------------------------------------------------------
       Total money market investments...................         362,005     14,414     3.98      506,479    33,590     6.63
                                                           -------------------------------------------------------------------
  U.S. Treasury securities                                     2,443,267    226,038     9.25    1,596,986   179,103    11.22
  Obligations of other U.S. Government
    agencies and corporations...........................         317,152     27,838     8.78      332,002    32,241     9.71
  Obligations of Puerto Rico, States and
    political subdivisions..............................         212,762     19,345     9.09      212,180    22,243    10.48
  Other..................................................        288,818     21,780     7.54      241,064    19,328     8.02
                                                           -------------------------------------------------------------------
       Total investment securities......................       3,261,999    295,001     9.04    2,382,232   252,915    10.62
                                                           -------------------------------------------------------------------
Trading account securities..............................           5,649        303     5.36        8,295       650     7.84
                                                           -------------------------------------------------------------------
Loans (net of unearned income)..........................       5,150,328    526,902    10.23    5,302,189   589,520    11.12
                                                           -------------------------------------------------------------------
       Total interest earning assets/
         Interest income................................       8,779,981   $836,620     9.53%   8,199,195  $876,675    10.69%
                                                           -------------------------------------------------------------------
       Total non-interest earning assets................         748,537                          745,162
                                                           -------------------------------------------------------------------
       TOTAL ASSETS.....................................      $9,528,518                       $8,944,357
                                                           ===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings and NOW accounts.............................      $2,999,691   $108,945     3.63%  $2,397,790  $113,165     4.82%
   Other time deposits..................................       3,171,177    144,430     4.55    3,416,985   210,552     6.16
   Short-term borrowings................................         903,903     31,711     3.51      855,702    51,142     5.98
   Mortgages and notes payable..........................         116,695      8,245     7.07       52,310     3,965     7.58
   Subordinated notes...................................          85,585      6,804     7.95       94,000     8,310     8.84
                                                           -------------------------------------------------------------------
          Total interest bearing liabilities/
            Interest expense............................       7,277,051    300,135     4.12    6,816,787   387,134     5.68
                                                           -------------------------------------------------------------------
          Total non-interest bearing liabilities........       1,571,477                        1,505,929
                                                           -------------------------------------------------------------------
          Total liabilities ............................       8,848,528                        8,322,716
                                                           -------------------------------------------------------------------
   Preferred stock of Banco Popular.....................          11,000                           11,000
                                                           -------------------------------------------------------------------
Stockholders' equity....................................         668,990                          610,641
                                                           -------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...      $9,528,518                       $8,944,357
                                                           ===================================================================
Net interest income on a taxable
   equivalent basis ....................................                   $536,485                        $489,541
                                                           -------------------------------------------------------------------
Interest expense to earning assets......................                                3.42%                           4.72%
                                                           -------------------------------------------------------------------
Net interest yield......................................                                6.11%                           5.97%
                                                           ===================================================================
       Effect of the taxable equivalent adjustment......                     96,266                          81,732
                                                           -------------------------------------------------------------------
Net interest income per books...........................                   $440,219                        $407,809
                                                           ===================================================================


(Dollars in thousands)                                                      1990
------------------------------------------------------------------------------------------------------------------------------
                                                               Average                Average
                                                               Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:

  Federal funds sold and securities and
    mortgages purchased under agreements
    to resell...........................................      $  138,701   $ 11,476     8.27%
  Time deposits with other banks........................         308,904     25,970     8.41
  Bankers' acceptances..................................           1,217        125    10.27
                                                           -------------------------------------------------------------------
       Total money market investments...................         448,822     37,571     8.37
                                                           -------------------------------------------------------------------
           U.S. Treasury securities ....................         944,804    109,116    11.55

  Obligations of other U.S. Government
    agencies and corporations...........................         411,257     48,387    11.77
  Obligations of Puerto Rico, States and
    political subdivisions..............................         146,874     15,395    10.48
  Other.................................................         123,509     11,689     9.46
                                                           -------------------------------------------------------------------
       Total investment securities......................       1,626,444    184,587    11.35
                                                           -------------------------------------------------------------------
Trading account securities..............................           9,209        705     7.66
                                                           -------------------------------------------------------------------
Loans (net of unearned income)..........................       3,377,463    403,005    11.93
                                                           -------------------------------------------------------------------
       Total interest earning assets/
         Interest income...............................        5,461,938   $625,868    11.46%
                                                           -------------------------------------------------------------------
       Total non-interest earning assets................         374,811
                                                           -------------------------------------------------------------------
       TOTAL ASSETS ....................................      $5,836,749
                                                           ===================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings and NOW accounts.............................     $1,489,399    $ 71,848     4.82%
   Other time deposits..................................      2,528,649     185,251     7.33
   Short-term borrowings................................        252,695      20,037     7.93
   Mortgages and notes payable..........................          4,486         285     6.35
   Subordinated notes...................................         50,000       4,140     8.28
                                                           -------------------------------------------------------------------
          Total interest bearing liabilities/
            Interest expense............................      4,325,229     281,561     6.51
                                                           -------------------------------------------------------------------
          Total non-interest bearing liabilities........      1,103,909
                                                           -------------------------------------------------------------------
          Total liabilities ............................      5,429,138
                                                           -------------------------------------------------------------------
   Preferred stock of Banco Popular.....................
                                                           -------------------------------------------------------------------
Stockholders' equity....................................        407,611
                                                           -------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $5,836,749
                                                           ===================================================================
Net interest income on a taxable
           equivalent basis.............................                   $344,307
                                                           -------------------------------------------------------------------
Interest expense to earning assets......................                                5.16%
                                                           -------------------------------------------------------------------
Net interest yield......................................                                6.30%
                                                           ===================================================================
       Effect of the taxable equivalent adjustment......                     60,061
                                                           -------------------------------------------------------------------
Net interest income per books...........................                   $284,246
                                                           ===================================================================


GLOSSARY OF TERMS
--------------------------------------------------------------------------------
936 CORPORATIONS - Subsidiaries of U.S. firms operating in Puerto Rico and other offshore areas under Section 936 of the U.S. Internal Revenue Code.
Section 936 provides certain tax benefits on Puerto Rico source earnings from the active conduct of a trade or business or from qualified investments.

936 DEPOSITS - Funds of 936 corporations deposited in banks usually in the form of time deposits. The restriction that these funds must be reinvested in eligible assets, if income derived from them is to be considered tax-exempt for U.S. and Puerto Rico's Industrial Incentive Act purposes, lowers the rate on these funds as compared to interest rates paid on similar deposits.

BASIS POINT - Equal to one-hundredth of one percent. Used to express changes or differences in interest yields and rates.

CORE DEPOSITS - A deposit category that includes all non-interest bearing deposits, savings deposits and certificates of deposit under $100,000. These deposits are considered a stable source of funds.

EARNING ASSETS - Assets that earn interest, such as loans, investment securities, money market investments and trading account securities.

EARNINGS PER COMMON SHARE - Net income less dividends on preferred stock of the Corporation, divided by the average number of common shares outstanding during the periods presented.

GAP - The difference that exists at a specific period of time between the maturities or repricing terms of interest-sensitive assets and interest-sensitive liabilities.

INTEREST-BEARING LIABILITIES - Liabilities on which interest is paid such as saving deposits, certificates of deposit, other time deposits, borrowings and subordinated notes.

INTEREST-SENSITIVE ASSETS/LIABILITIES - Interest-earning assets/interest-bearing liabilities for which interest rates are adjustable within a specified time period due to maturity or contractual arrangements.

LEVERAGE RATIO - Ratio adopted by the Federal Reserve System to assist in the assessment of the capital adequacy of state member banks. This ratio is calculated by dividing Tier I capital by total assets reduced by goodwill and any other intangible asset deducted from Tier I capital.

LIQUIDITY - A combination of assets that assures currently available supplies of funds necessary to meet deposit withdrawals, loan demands and repayment of borrowings as they become due. The need for liquid funds is normally satisfied from daily operations and the maturity management of money market investments and investment securities.

NET INCOME APPLICABLE TO COMMON STOCK - Net income less dividends paid on the Corporation's preferred stock.

NET INTEREST INCOME - The difference between interest income and fees on earning assets and interest expense on liabilities.

NET INTEREST YIELD - A percentage computed by dividing net interest income by average earning assets.

NON-PERFORMING ASSETS - Includes loans on which the accrual of interest income has been discontinued due to default on interest and/or principal payments or other factors indicative of doubtful collection, renegotiated loans and foreclosed real estate properties, including in-substance foreclosures.

RETURN ON ASSETS - Net income as a percentage of average total assets.

RETURN ON EQUITY - Net income applicable to common stock as a percentage of average common stockholders' equity.

RISK-BASED CAPITAL - Guidelines for the regulatory measurement of capital adequacy. These guidelines set forth how capital is to be measured and how total assets are to be risk adjusted. Total risk adjusted assets include assets and off-balance sheet items adjusted by the appropriate credit risk category, based on the type of obligor or, where relevant, the guarantor, or the nature of the collateral.

SPREAD - A percentage difference or margin between the yield on earning assets and the effective interest rate paid on interest-bearing liabilities.

--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY - Excess of assets over liabilities that constitutes the stockholders ownership participation in the Corporation's financial resources.

SUPPLEMENTARY (TIER II) CAPITAL - Consists of the allowance for loan losses and qualifying term subordinated notes.

TANGIBLE EQUITY - Consists of stockholders' equity less intangible assets.

TAXABLE EQUIVALENT BASIS - An adjustment of income on tax-exempt earning assets to an amount that would yield the same after-tax income had the income been subject to taxation. The result is to equate the true earnings value of tax-exempt and taxable income.

TIER I CAPITAL - Consists of common stockholders' equity (including the related surplus, retained earnings and capital reserves), non-cumulative perpetual preferred stock less goodwill and any other non-qualifying intangible asset.

YIELD - Percentage denoting actual return on earning assets.

REPORT OF INDEPENDENT ACCOUNTANTS                           BANPONCE CORPORATION
--------------------------------------------------------------------------------
PRICE WATERHOUSE [LOGO]


San Juan, Puerto Rico

January 27, 1995

To the Board of Directors
and Stockholders of
BanPonce Corporation



In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of BanPonce Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the Consolidated Financial Statements, the Corporation changed its method of accounting for certain investments in debt and equity securities as required by Statement of Financial Accounting Standards No. 115. In 1993 the Corporation changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and for income taxes to conform with Statement of Financial Accounting Standards No. 109.




Price Waterhouse
----------------
Price Waterhouse


Stamp 1249295 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report.

CONSOLIDATED STATEMENTS OF CONDITION                                                                            BANPONCE CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31,
                                                                                           ---------------------------
                                                                                               1994            1993
----------------------------------------------------------------------------------------------------------------------
                                                                                                  (In thousands)
ASSETS
Cash and due from banks ...............................................................    $   442,316     $   368,837
                                                                                           ---------------------------
Money market investments:
   Federal funds sold and securities and mortgages purchased under
     agreements to resell .............................................................        265,000         247,333
   Time deposits with other banks .....................................................            100          15,100
   Bankers' acceptances ...............................................................            570             259
                                                                                           ---------------------------
                                                                                               265,670         262,692
                                                                                           ---------------------------
Investment securities held-to-maturity, at cost (market value $2,886,851,000;
   1993 - $3,357,216,000) (Notes 3 and 5) .............................................      2,955,911       3,329,798
                                                                                           ---------------------------
Investment securities available-for-sale, at market value in 1994 and at lower
   of cost or market value in 1993 (1993 market value - $734,729,000) (Note 4) ........        839,226         715,565
                                                                                           ---------------------------
Trading securities, at market .........................................................          1,670           3,017
                                                                                           ---------------------------
Loans held-for-sale ...................................................................         10,296
                                                                                           ---------------------------
Loans (Notes 5, 6 and 7) ..............................................................      8,066,954       6,655,072
   Less -  Unearned income ............................................................        295,921         308,150
           Allowance for loan losses ..................................................        153,798         133,437
                                                                                           ---------------------------
                                                                                             7,617,235       6,213,485
                                                                                           ---------------------------
Premises and equipment (Note 8) .......................................................        324,160         298,089
Other real estate .....................................................................         10,390          12,699
Customers' liabilities on acceptances .................................................            902           1,392
Accrued income receivable .............................................................         78,765          79,285
Other assets ..........................................................................        103,088          95,763
Intangible assets .....................................................................        128,729         132,746
                                                                                           ---------------------------
                                                                                           $12,778,358     $11,513,368
                                                                                           ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits (Note 9):
     Non-interest bearing .............................................................    $ 1,950,883     $ 1,848,859
     Interest bearing .................................................................      7,061,552       6,673,799
                                                                                           ---------------------------
                                                                                             9,012,435       8,522,658
   Federal funds purchased and securities sold under agreements to repurchase (Note 10)      1,438,038         951,733
   Other short-term borrowings (Note 11) ..............................................        573,841         664,173
   Notes payable (Notes 12 and 15) ....................................................        459,524         253,855
   Senior debentures (Notes 13 and 15) ................................................         30,000          30,000
   Acceptances outstanding ............................................................            902           1,392
   Other liabilities ..................................................................        211,195         182,362
                                                                                           ---------------------------
                                                                                            11,725,935      10,606,173
                                                                                           ---------------------------
   Subordinated notes (Notes 14 and 15) ...............................................         50,000          62,000
                                                                                           ---------------------------

   Preferred stock of Banco Popular (Note 16) .........................................                         11,000
                                                                                           ---------------------------
Stockholders' equity (Note 17):
   Preferred stock, $25 liquidation value; 10,000,000 shares authorized;
     4,000,000 issued and outstanding .................................................        100,000
   Common stock, $6 par value; authorized 90,000,000 shares;
     issued and outstanding 32,838,128 in 1994 and 32,732,423 in 1993 .................        197,029         196,395
   Surplus ............................................................................        409,445         386,622
   Retained earnings ..................................................................        272,458         208,607
   Unrealized losses on investment securities available-for-sale, net of deferred
     taxes of $6,893,000 (Note 2) .....................................................        (19,366)
   Capital reserves (Note 14) .........................................................         42,857          42,571
                                                                                           ---------------------------
                                                                                             1,002,423         834,195
                                                                                           ---------------------------
                                                                                           $12,778,358     $11,513,368
                                                                                           ===========================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                                                               BANPONCE CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year ended December 31,
                                                                    ---------------------------------------------------
                                                                      1994                 1993                 1992
                                                                    (In thousands, except per common share information)
INTEREST INCOME:
  Loans .....................................................       $665,031             $549,388             $518,074
  Money market investments (Note 18) ........................          5,186                6,434               14,414
  Investment securities (Note 18) ...........................        214,611              215,944              207,642
  Trading securities ........................................            297                  370                  224
                                                                    ---------------------------------------------------
                                                                     885,125              772,136              740,354
                                                                    ---------------------------------------------------
INTEREST EXPENSE:
  Deposits ..................................................        247,726              219,448              253,375
  Short-term borrowings .....................................         77,537               42,392               31,711
  Long-term debt ............................................         26,370               18,168               15,049
                                                                    ---------------------------------------------------
                                                                     351,633              280,008              300,135
                                                                    ---------------------------------------------------
Net interest income .........................................        533,492              492,128              440,219
  Provision for loan losses (Note 6) ........................         53,788               72,892               97,633
                                                                    ---------------------------------------------------
Net interest income after provision for loan losses .........        479,704              419,236              342,586
  Service charges on deposit accounts .......................         71,727               68,246               63,064
  Other service fees ........................................         51,240               42,947               42,491
  Gain on sale of investment securities .....................            224                  864                  242
  Trading account profit ....................................            227                  554                  383
  Other operating income ....................................         19,901               12,569               18,324
                                                                    ---------------------------------------------------
                                                                     623,023              544,416              467,090
                                                                    ---------------------------------------------------
OPERATING EXPENSES:
  Personnel costs (Note 19):
    Salaries ................................................        160,996              151,432              134,709
    Profit sharing ..........................................         19,205               19,766               17,041
    Pension and other benefits ..............................         45,546               44,713               36,484
                                                                    ---------------------------------------------------
                                                                     225,747              215,911              188,234
  Net occupancy expense (Notes 8 and 20) ....................         28,440               26,085               25,442
  Equipment expenses (Notes 8 and 20) .......................         35,474               27,964               23,813
  Other taxes ...............................................         19,807               15,996               14,608
  Professional fees .........................................         33,757               27,302               22,558
  Communications ............................................         20,308               18,203               17,048
  Business promotion ........................................         16,271               16,638               12,548
  Printing and supplies .....................................          8,817                8,189                7,290
  Other operating expenses ..................................         41,222               39,812               40,516
  Amortization of intangibles ...............................         18,003               16,176               14,888
                                                                    ---------------------------------------------------
                                                                     447,846              412,276              366,945
                                                                    ---------------------------------------------------
Income before income tax, dividends on preferred stock of
  Banco Popular and cumulative effect of accounting changes..        175,177              132,140              100,145
Income tax (Note 21) ........................................         50,043               28,151               14,259
                                                                    ---------------------------------------------------
Income before dividends on preferred stock of Banco
  Popular and cumulative effect of accounting changes .......        125,134              103,989               85,886
Dividends on preferred stock of Banco Popular (Note 16) .....            385                  770                  770
                                                                    ---------------------------------------------------
Income before cumulative effect of accounting changes .......        124,749              103,219               85,116
  Cumulative effect of accounting changes (Note 2) ..........                               6,185
                                                                    ---------------------------------------------------
NET INCOME ..................................................       $124,749             $109,404             $ 85,116
                                                                    ===================================================
NET INCOME APPLICABLE TO COMMON STOCK .......................       $120,504             $109,404             $ 85,116
                                                                    ===================================================
EARNINGS PER COMMON SHARE (NOTE 17):
  Income before cumulative effect of accounting changes .....       $   3.67             $   3.16             $   2.79
  Cumulative effect of accounting changes ...................                                 .19
                                                                    ---------------------------------------------------
NET INCOME ..................................................       $   3.67             $   3.35             $   2.79
                                                                    ===================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                           BANPONCE CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Year ended December 31,
                                                                       --------------------------------------------------------
                                                                            1994                 1993                 1992
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................       $   124,749             $   109,404          $    85,116
                                                                       --------------------------------------------------------
  Adjustments to reconcile net income to cash provided
    by operating activities:
       Depreciation and amortization of premises and equipment              38,654                  28,535               28,155
       Provision for loan losses ...............................            53,788                  72,892               97,633
       Amortization of intangibles .............................            18,003                  16,176               14,888
       Gain on sale of investment securities ...................              (224)                   (864)                (242)
       Gain on sale of premises and equipment ..................            (2,311)                   (604)                (333)
       Gain on sale of loans ...................................            (4,454)                 (1,187)              (3,347)
       Amortization of premiums and accretion of discounts
          on investments .......................................             6,277                  14,708                2,694
       Amortization of deferred loan fees and costs ............             2,755                   2,508                 (353)
       Increase in postretirement obligation ...................             5,818                  42,672
       Net decrease (increase) in trading securities ...........             1,347                  (2,734)               1,374
       Net decrease (increase) in interest receivable ..........             2,613                  (2,528)             (16,981)
       Net (increase) decrease in other assets .................            (8,207)                 12,860                5,561
       Net increase (decrease) in interest payable .............             6,226                  (2,167)              (4,729)
       Net increase (decrease) in current and deferred taxes....            19,620                 (42,953)               9,815
       Net increase (decrease) in other liabilities ............             8,187                  14,336              (11,023)
                                                                       --------------------------------------------------------
               Total adjustments ...............................           148,092                 151,650              123,112
                                                                       --------------------------------------------------------
               Net cash provided by operating activities .......           272,841                 261,054              208,228
                                                                       --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments .....................             2,422                  22,429              196,212
  Purchases of investment securities held-to-maturity ..........        (7,290,753)             (3,935,926)          (4,679,275)
  Maturities of investment securities held-to-maturity .........         7,671,104               3,887,806            3,297,635
  Sales of investment securities held-to-maturity ..............            13,555                  12,059               43,114
  Purchases of investment securities available-for-sale ........          (385,963)               (408,200)
  Maturities of investment securities available-for-sale .......            64,297
  Sales of investment securities available-for-sale ............           293,712                  83,621
  Net disbursements on loans ...................................        (1,441,989)               (691,638)            (278,275)
  Proceeds from sale of loans ..................................           193,411                  22,997              118,707
  Assets acquired, net of cash .................................           (17,557)
  Acquisition of mortgage loan portfolios ......................           (76,700)               (367,053)
  Acquisition of premises and equipment ........................           (64,709)                (81,945)             (51,579)
  Proceeds from sale of premises and equipment .................             8,825                  19,026               16,480
                                                                       --------------------------------------------------------
               Net cash used in investing activities ...........        (1,030,345)             (1,436,824)          (1,336,981)
                                                                       --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits .....................................           197,072                 112,095              257,752
  Net deposits acquired ........................................                                   237,096              573,842
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase .............           481,304                 286,511              216,108
  Net (decrease) increase in other short-term borrowings .......           (92,932)                457,291               63,157
  Proceeds from issuance of notes payable ......................           205,679                 163,801               16,310
  Payment of notes payable .....................................               (10)                     (9)
  Payment of subordinated notes ................................           (12,000)                (12,000)             (20,000)
  Dividends paid ...............................................           (37,016)                (27,781)             (24,112)
  Proceeds from issuance of preferred stock ....................            96,690
  Proceeds from issuance of common stock .......................             3,196                   2,106               59,809
  Redemption of preferred stock ................................           (11,000)
                                                                       --------------------------------------------------------
               Net cash provided by financing activities .......           830,983               1,219,110            1,142,866
                                                                       --------------------------------------------------------
Net increase in cash and due from banks ........................            73,479                  43,340               14,113
Cash and due from banks at beginning of period .................           368,837                 325,497              311,384
                                                                       --------------------------------------------------------
Cash and due from banks at end of period .......................       $   442,316             $   368,837          $   325,497
                                                                       ========================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                                      BANPONCE CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Year ended December 31,
                                                                   --------------------------------------------------
                                                                       1994               1993                 1992
---------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
PREFERRED STOCK:
  Preferred stock issued (Note 17) ......................          $  100,000
                                                                   --------------------------------------------------
              Balance at end of year ....................             100,000
                                                                   --------------------------------------------------
COMMON STOCK:
  Balance at beginning of year ..........................             196,395           $195,929             $180,563
  Common stock issued (Note 17) .........................                                                      14,752
  Common stock issued under Dividend Reinvestment Plan...                 634                466                  614
                                                                   --------------------------------------------------
              Balance at end of year ....................             197,029            196,395              195,929
                                                                   --------------------------------------------------
SURPLUS:
  Balance at beginning of year ..........................             386,622            361,982              287,539
  Issuance cost of preferred stock ......................              (3,310)
  Proceeds from common stock issued (Note 17) ...........                                                      42,848
  Proceeds from common stock issued under
    Dividend Reinvestment Plan ..........................               2,562              1,640                1,595
  Transfer from retained earnings .......................              15,000             11,000               10,000
  Transfer from capital reserves (Note 14) ..............               8,571             12,000               20,000
                                                                   --------------------------------------------------
              Balance at end of year ....................             409,445            386,622              361,982
                                                                   --------------------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year ..........................             208,607            150,208              110,287
  Net income ............................................             124,749            109,404               85,116
  Cash dividends declared on common stock (Note 17) .....             (32,796)           (29,434)             (24,624)
  Cash dividends declared on preferred stock (Note 17)...              (4,245)
  Transfer to capital reserves (Note 14) ................              (8,857)           (10,571)             (10,571)
  Transfer to surplus ...................................             (15,000)           (11,000)             (10,000)
                                                                   --------------------------------------------------
               Balance at end of year ...................             272,458            208,607              150,208
                                                                   --------------------------------------------------
Net change in the fair value of investment securities
  available-for-sale, net of deferred taxes .............             (19,366)
                                                                   --------------------------------------------------
CAPITAL RESERVES:
  Balance at beginning of year ..........................              42,571             44,000               53,429
  Transfer from retained earnings (Note 14) .............               8,857             10,571               10,571
  Transfer to surplus (Note 14) .........................              (8,571)           (12,000)             (20,000)
                                                                   --------------------------------------------------
               Balance at end of year ...................              42,857             42,571               44,000
                                                                   --------------------------------------------------
Total stockholders' equity ..............................          $1,002,423           $834,195             $752,119
                                                                   ==================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  BANPONCE CORPORATION
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accounting and reporting policies of BanPonce Corporation (the Corporation) and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of these policies:

CONSOLIDATION

      The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries Vehicle Equipment Leasing Company, Inc. (Velco); Banco Popular de Puerto Rico (Banco Popular) and its wholly-owned subsidiaries Popular Leasing and Rental, Inc. and Popular Consumer Services, Inc; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Equity One, Inc. (formerly Spring Financial Services, Inc.) and Pioneer Bancorp, Inc. (second tier subsidiaries). All intercompany accounts and transactions have been eliminated in consolidation. The preferred stock of Banco Popular and dividends related thereto have been treated as minority interest in the accompanying consolidated financial statements.

INVESTMENT SECURITIES

      On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows:

      - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and reported at amortized cost.
      - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
      - Debt and equity securities not classified as either securities held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported net of taxes in a separate component of stockholders' equity.

      The Corporation may sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, only as a result of non-recurring, unusual events that could not have been reasonably anticipated.

      Prior to the adoption of SFAS 115, securities deemed available-for-sale were carried at the lower of aggregate amortized cost or market value.

      The amortization of premiums is deducted and the accretion of discounts is added to interest income based on the interest method over the outstanding period of the related securities. Interest on investment securities is reported as interest income. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities available-for-sale are reported separately in the statement of income. The Corporation anticipates prepayments of principal in the calculation of the effective yield and average maturity for collateralized mortgage obligations and mortgage-backed securities.

TRADING SECURITIES

      Derivative financial instruments such as interest rate futures and options contracts and nonderivative instruments utilized by the Corporation in dealing and other trading activities are carried at market value. Realized and unrealized changes in market values are recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue and expense arising from trading instruments are included in the income statement as part of net interest income rather than as net trading account profit.

RISK MANAGEMENT INSTRUMENTS

      The Corporation occasionally uses derivative financial instruments, such as interest rate caps and swaps, in the management of its interest rate exposure, including hedging. These instruments are accounted for primarily on an accrual basis. Income and expenses arising from the instruments are recorded in the category appropriate to the related asset or liability. Gains and losses related to contracts that are effective hedges are deferred to be recognized in income in the same period as gains and losses on the hedged item. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they are realized. Gains and losses on early terminations of contracts that modify the characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

--------------------------------------------------------------------------------

LOANS HELD-FOR-SALE

      Loans held-for-sale are stated at the lower of cost or market, cost being determined based on the outstanding loan balance less unearned income, and fair market value determined on an aggregate basis according to secondary market prices. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income of the period in which the change occurs.

LOANS

      Loans are stated at the outstanding balance, less unearned income and allowance for loan losses. Loan origination fees and costs incurred in the origination of new loans are deferred and amortized by the interest method over the life of the loans as an adjustment of interest yield. Unearned interest on installment loans is recognized as income on a basis which results in approximate level rates of return over the term of the loans.

      Recognition of interest income on commercial and construction loans is discontinued when loans are 60 days or more in arrears on payments of principal or interest or when other factors indicate that collection of principal and interest is doubtful. For lease financing, conventional mortgage loans and close-end consumer loans, interest accrual is ceased when loans are 90 days or more past due. Such loans are designated as non-accruing and are not returned to an accrual status until interest is received on a current basis and those factors indicative of doubtful collection cease to exist. Close-end consumer loans are charged-off against the allowance for loan losses after becoming 120 days past due. Open-end (revolving credit) consumer loans are charged-off after becoming 180 days past due. Income is generally recognized on open-end loans until the loans are charged-off.

ALLOWANCE FOR LOAN LOSSES

      The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio as well as in other credit-related balance sheet and off-balance sheet financial instruments. This methodology includes the consideration of such factors as economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans.

      The provision for loan losses charged to current operations is based on an evaluation of the risk characteristics of the loan portfolio and the economic conditions. Loan losses are charged and recoveries are credited to the allowance for loan losses.

      The Corporation will adopt, in the first quarter of 1995, SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements address the accounting by creditors for impairment of certain loans and require that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Management estimates that the adoption of this statement will have no material effect on the financial statements of the Corporation.

PREMISES AND EQUIPMENT

      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the operations currently.

OTHER REAL ESTATE

      Other real estate comprises properties acquired through both formal foreclosure proceedings and in-substance foreclosures. In-substance foreclosed properties are those properties where the borrower retains title but has little or no remaining equity in the property considering its fair value, where repayment can only be expected to come from the operation or sale of property, and where the borrower has effectively abandoned control of the property or it is doubtful that the borrower will be able to rebuild equity in the property. These properties are accounted for as if they were properties of the Corporation and carried at the lower of cost (outstanding loan balance) or estimated market value less estimated costs of disposal.

      At foreclosure, the recorded amount of the loan is written-down, if required, to the appraised value of the real estate acquired by charging the allowance for loan losses. Subsequent to foreclosure, gains or losses on the sale of these properties are credited or charged to expense of operating other real estate. The costs of maintaining and operating such properties are expensed as incurred.

--------------------------------------------------------------------------------
INTANGIBLE ASSETS

      Intangible assets consist of goodwill and other identifiable intangible assets acquired, mainly core deposits. The fair values of credit cardholder relationships were computed as the net present values of the estimated future income streams to be obtained from them. The values of core deposits, credit cardholder relationships, assembled work force, credit customer relationships, and mortgage servicing rights, are amortized using various methods over the periods benefitted ranging from 4 to 12 years. Goodwill represents the excess of the Corporation's cost of purchased operations over the fair value of the net assets acquired and is being amortized on the straight-line basis over 15 years.

INCOME TAXES

      In January 1993, the Corporation adopted SFAS 109, "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than future enactments of changes in the tax laws or rates. Previously, the Corporation used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

EMPLOYEES' RETIREMENT PLANS

      The Corporation has trusteed, non-contributory retirement and related plans covering substantially all full-time employees. Pension costs are computed on the basis of accepted actuarial methods. The related costs are charged to current operations and consist of several components of net pension cost based on various actuarial assumptions regarding future experience under the plan. Actuarial assumptions are evaluated periodically. The funding policy is to contribute funds to the plan as necessary to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

OTHER POSTRETIREMENT BENEFIT PLANS

      The Corporation provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of postretirement benefits is accrued during the years that the employee renders the required service. Before 1993, the cost of providing these benefits was recognized as a charge to income in the period the benefits were paid.

EARNINGS PER COMMON SHARE

      Earnings per common share are computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares of the Corporation outstanding during the year.

STATEMENT OF CASH FLOWS

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

RECLASSIFICATIONS

      Certain minor reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the presentation of the 1994 consolidated financial statements.

--------------------------------------------------------------------------------

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES:

      Effective January 1, 1994, the Corporation adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of the adoption, the Corporation recognized a net unrealized loss on securities available-for-sale, which are carried at market value, of $26,259,000 which was included in stockholders' equity at $19,366,000 on an after-tax basis at December 31, 1994.

      Effective January 1, 1993, the Corporation implemented SFAS 106, "Employers Accounting for Postretirement Benefits other than Pensions" (OPEB). Under SFAS 106 the cost of retiree health care and other postretirement benefits is accrued during the employees' service periods. The Corporation elected to recognize the full transition obligation in 1993, which is the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption, rather than amortizing it over future periods. The cumulative effect of this accounting change resulted in a reduction of net income of $22,736,000, or $0.70 per common share, net of $16,464,000 in deferred taxes.

      Effective January 1, 1993, the Corporation adopted SFAS 109, "Accounting for Income Taxes" which superseded SFAS 96. Under SFAS 109, the Corporation recognizes to a greater degree the future tax consequences of events which have been recognized in the financial statements or tax returns. The adjustments to the January 1, 1993, Statement of Condition and the Statement of Income to adopt SFAS 109 netted to $28,921,000 or $0.89 per common share. This amount is reflected in 1993 net income as part of the effect of a change in accounting principle. It primarily represents the impact of recognizing a deferred tax asset for the benefit of certain credits and loss carryforwards that could not be recognized under SFAS 96.

NOTE 3 - INVESTMENT SECURITIES HELD-TO-MATURITY:

      The amortized cost, gross unrealized gains and losses and approximate market value of investment securities held-to-maturity (or fair value for certain investment securities where no market quotations are available) and related maturities as of December 31, 1994 and 1993 (1992 - only amortized cost is presented) are as follows:

                                                                                                   1994
                                                                     ---------------------------------------------------------------
                                                                                                                          Weighted
                                                                      Amortized   Unrealized  Unrealized        Market     average
                                                                         cost        gains      losses          value       yield
                                                                     ---------------------------------------------------------------
                                                                                            (In thousands)
U.S. Treasury securities (average maturity of 1 year and 1 month):
    Within 1 year................................................    $  875,346     $   17      $11,237      $  864,126     4.74%
    After 1 to 5 years...........................................       866,363                  21,079         845,284     5.60
                                                                     ---------------------------------------------------------------
                                                                      1,741,709         17       32,316       1,709,410     5.17
                                                                     ---------------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
 (average maturity of 2 years):
    Within 1 year................................................       111,655         10          167         111,498     5.92
    After 1 to 5 years...........................................       207,647                   8,588         199,059     5.29
    After 5 to 10 years..........................................         3,525                     152           3,373     6.08
    After 10 years...............................................        22,459         16          596          21,879     6.65
                                                                     ---------------------------------------------------------------
                                                                        345,286         26        9,503         335,809     5.59
                                                                     ---------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-divisions
 (average maturity of 3 years and 2 months):
    Within 1 year................................................       144,588         58           91         144,555     3.53
    After 1 to 5 years...........................................        37,417        814           93          38,138     7.30
    After 5 to 10 years..........................................        15,764        479          255          15,988     6.62
    After 10 years...............................................        21,695        827           32          22,490     8.96
                                                                     ---------------------------------------------------------------
                                                                        219,464      2,178          471         221,171     4.96
                                                                     ---------------------------------------------------------------
Collaterized Mortgage Obligations (average maturity of 2 years and 7 months):
    Within 1 year................................................       156,168                   5,173         150,995     5.25
    After 1 to 5 years...........................................       353,655                  19,388         334,267     5.44
    After 5 to 10 years..........................................        72,643                   3,429          69,214     6.44
    After 10 years...............................................        14,780                   1,036          13,744     6.84
                                                                     ---------------------------------------------------------------
                                                                        597,246                  29,026         568,220     5.55
                                                                     ---------------------------------------------------------------
Other (average maturity of 9 years and 5 months):
    Within 1 year................................................           250                                     250     6.75
    After 1 to 5 years...........................................         6,145         17                        6,162     2.70
    After 5 to 10 years..........................................         3,527                                   3,527     7.89
    After 10 years...............................................        42,284         18                       42,302     5.98
                                                                     ---------------------------------------------------------------
                                                                         52,206         35                       52,241     5.73
                                                                     ---------------------------------------------------------------
                                                                     $2,955,911     $2,256      $71,316      $2,886,851     5.29%
                                                                     ===============================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1993                                1992
                                                             -----------------------------------------------------------------------
                                                                                                              Weighted
                                                              Amortized  Unrealized  Unrealized    Market      average    Amortized
                                                                cost        gains      losses      value        yield       cost
                                                             -----------------------------------------------------------------------
                                                                                         (In thousands)
U.S. Treasury securities (average maturity of 9 months):
    Within 1 year........................................    $1,597,481    $11,696               $1,609,177     5.34%    $  671,809
    After 1 to 5 years...................................       627,670      7,041     $   70       634,641     4.84      1,877,555
                                                             -----------------------------------------------------------------------
                                                              2,225,151     18,737         70     2,243,818     5.20      2,549,364
                                                             -----------------------------------------------------------------------
Obligations of other U.S. Government agencies and
 corporations (average maturity of 7 months):
    Within 1 year........................................       215,355        279          5       215,629     3.63         74,506
    After 1 to 5 years...................................        65,012      1,056                   66,068     5.49         80,025
    After 5 to 10 years..................................            28                                  28     6.50             27
    After 10 years.......................................         8,266         10          1         8,275     7.50         19,678
                                                             -----------------------------------------------------------------------
                                                                288,661      1,345          6       290,000     4.17        174,236
                                                             -----------------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-
 divisions (average maturity of 3 years and 8 months):
    Within 1 year........................................       152,091        209                  152,300     2.36         87,630
    After 1 to 5 years...................................        39,170      3,044         18        42,196     7.40         37,559
    After 5 to 10 years..................................        24,939      3,063                   28,002     7.59         25,872
    After 10 years.......................................        40,474      2,628        101        43,001     8.33         58,748
                                                             -----------------------------------------------------------------------
                                                                256,674      8,944        119       265,499     4.56        209,809
                                                             -----------------------------------------------------------------------
Other (average maturity of 2 years and 1 month):
    Within 1 year........................................       228,344      1,084      2,091       227,337     5.26        120,118
    After 1 to 5 years...................................       294,378        900      1,247       294,031     5.25        189,079
    After 5 to 10 years..................................        23,393        151        158        23,386     6.51         32,719
    After 10 years.......................................        13,197          1         53        13,145     5.69         15,115
                                                             -----------------------------------------------------------------------
                                                                559,312      2,136      3,549       557,899     5.31        357,031
                                                             -----------------------------------------------------------------------
                                                             $3,329,798    $31,162     $3,744    $3,357,216     5.08%    $3,290,440
                                                             =======================================================================

      The aggregate amortized cost and approximate market value of investment securities held-to-maturity at December 31, 1994, by contractual and estimated maturity, are shown below:

                                                             Amortized cost           Market value
                                                             -------------------------------------
                                                                         (In thousands)
                             Within 1 year...............      $1,288,007              $1,271,424
                             After 1 to 5 years..........       1,471,227               1,422,910
                             After 5 to 10 years.........          95,459                  92,102
                             After 10 years..............         101,218                 100,415
                                                             -------------------------------------
                                                               $2,955,911              $2,886,851
                                                             =====================================

      During 1994, investment securities held-to-maturity with an amortized cost of $13,603,000 were sold in response to isolated circumstances that could not have been reasonably anticipated by the Corporation. Proceeds from the sale of those securities during the year were $13,555,000 (1993 -$12,059,000; 1992 - $43,114,000). Gross realized gains and losses on those sales during the year were $189,000 and $237,000, respectively (1993 - $445,000 and $2,000; 1992 -
$245,000 and $3,000).

      Investments in obligations that are payable from and secured by the same source of revenue or taxing authority and that exceeded 10 percent of stockholders' equity were as follows:

                                                                             Percent of
                                                                Amortized   stockholders'     Market
                                                                   cost        equity         value
                                                                -------------------------------------
                                                                        (Dollars in thousands)
                        Issuer:
                        Government of Puerto Rico,
                          its agencies and
                          instrumentalities:
                           December 31, 1994.................    $219,314        22%         $221,021
                           December 31, 1993.................     256,530        31           265,370

--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

      The amortized cost, gross unrealized gains and losses and approximate market value of investment securities available-for-sale (or fair value for certain investment securities where no market quotations are available) and related maturities as of December 31, 1994 and 1993 (1992 - only amortized cost is presented) are as follows:

                                                                                                 1994
                                                                    ---------------------------------------------------------------
                                                                                                                         Weighted
                                                                    Amortized   Unrealized     Unrealized      Market     average
                                                                      cost         gains         losses         value      yield
                                                                    ---------------------------------------------------------------
                                                                                             (In thousands)
U.S. Treasury securities (average maturity of 2 years and 5 months):
   Within 1 year..............................................       $ 18,993                    $   171       $ 18,822     5.19%
   After 1 to 5 years.........................................        550,606      $483           20,790        530,299     6.28
                                                                    ---------------------------------------------------------------
                                                                      569,599       483           20,961        549,121     6.25
                                                                    ---------------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
 (average maturity of 7 years and 2 months):
   Within 1 year..............................................         74,529         1              458         74,072     6.41
   After 1 to 5 years.........................................         94,513                      2,154         92,359     6.74
   After 5 to 10 years........................................          6,364                        447          5,917     6.21
   After 10 years.............................................         25,853                        852         25,001     6.90
                                                                    ---------------------------------------------------------------
                                                                      201,259         1            3,911        197,349     6.60
                                                                    ---------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-divisions
 (average maturity of 3 years):
   Within 1 year..............................................          4,710        12                2          4,720     4.50
   After 1 to 5 years.........................................         16,886                        684         16,202     4.33
   After 5 to 10 years........................................          2,472                        136          2,336     6.02
                                                                    ---------------------------------------------------------------
                                                                       24,068        12              822         23,258     4.54
                                                                    ---------------------------------------------------------------
Collaterized Mortgage Obligations (average maturity of 3 years and 6 months):
   Within 1 year..............................................          4,356                         76          4,280     6.45
   After 1 to 5 years.........................................         46,408                        681         45,727     6.87
   After 5 to 10 years........................................            481                                       481     8.75
                                                                    ---------------------------------------------------------------
                                                                       51,245                        757         50,488     6.85
                                                                    ---------------------------------------------------------------
Other (average maturity of 1 year and 2 months):
   Within 1 year.............................................          14,403        63              242         14,224     6.63
   After 1 to 5 years........................................           3,726                        118          3,608     7.74
   After 10 years............................................           1,185                          7          1,178     6.47
                                                                    ---------------------------------------------------------------
                                                                       19,314        63              367         19,010     6.83
                                                                    ---------------------------------------------------------------
                                                                     $865,485      $559          $26,818       $839,226     6.33%
                                                                    ===============================================================

                                                                                            1993                           1992
                                                                     --------------------------------------------------------------
                                                                                                              Weighted
                                                                     Amortized Unrealized Unrealized  Market   average   Amortized
                                                                       cost       gains     losses    value     yield      cost
                                                                     --------------------------------------------------------------
                                                                                             (In thousands)
U.S. Treasury securities (average maturity of  3 years and 2 months):
   After 1 to 5 years...............................................  $550,021    $15,736   $2,749   $563,008    5.63%     $223,360
   After 5 to 10 years..............................................    80,934      5,341              86,275    6.72        81,111
                                                                     --------------------------------------------------------------
                                                                       630,955     21,077    2,749    649,283    5.77       304,471
                                                                     --------------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
 (average maturity of 2 years and 5 months):
   Within 1 year....................................................    25,000                         25,000    5.50
   After 1 to 5 years...............................................    50,126        836              50,962    6.71        60,139
   After 5 to 10 years..............................................                                                         35,033
                                                                     --------------------------------------------------------------
                                                                        75,126        836              75,962    6.30        95,172
                                                                     --------------------------------------------------------------
Other (average maturity of 3 years and 2 months):
   After 1 to 5 years...............................................     8,484                          8,484    8.75         8,484
   After 10 years...................................................     1,000                          1,000
                                                                     --------------------------------------------------------------
                                                                         9,484                          9,484    8.75         8,484
                                                                     --------------------------------------------------------------
                                                                      $715,565    $21,913   $2,749   $734,729    5.86%     $408,127
                                                                     ==============================================================

-------------------------------------------------------------------------------

      The aggregate amortized cost and approximate market value of investment securities available-for-sale at December 31, 1994, by contractual and estimated maturity, are shown below:

                                                Amortized          Market
                                                  Cost             Value
                                                --------------------------
                                                     (In thousands)
               Within 1 year..................  $116,991          $116,118
               After 1 to 5 years.............   712,139           688,195
               After 5 to 10 years............     9,317             8,734
               After 10 years.................    27,038            26,179
                                                --------------------------
                                                $865,485          $839,226
                                                ==========================

      Proceeds from the sale of investment securities available-for-sale during 1994 were $293,712,000 (1993 -$83,621,000). Gross realized gains and losses on those sales during the year were $1,159,000 and $887,000, respectively (1993 -$421,000 and $0). The basis on which cost was determined in computing the realized gains and losses was the specific identification method.

NOTE 5 - PLEDGED ASSETS:

      Investment securities and loans amounting to $2,244,617,000 are pledged to secure public and trust deposits and securities and mortgages sold under agreements to repurchase.

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

      The composition of the loan portfolio at December 31, is as follows:

                                                                      1994              1993
                                                                   ----------------------------
                                                                          (In thousands)
            Loans secured by real estate:
             Insured or guaranteed by the U.S. Government
               or its agencies...................................  $  133,120        $  128,054
             Guaranteed by the Commonwealth of Puerto Rico.......      75,476            24,758
             Commercial loans secured by real estate.............   1,047,155           894,181
             Other...............................................   2,067,755         1,477,500
                                                                   ----------------------------
                                                                    3,323,506         2,524,493
             Financial institutions..............................      68,160            36,445
             Commercial, industrial and agricultural.............   1,428,216         1,115,703
             Real estate (construction)..........................     161,860           154,237
             Lease financing.....................................     553,605           462,399
             Individuals - For household, credit cards
               and other consumer expenditures...................   2,199,872         2,062,437
             Other...............................................     331,735           299,358
                                                                   ----------------------------
                                                                   $8,066,954        $6,655,072
                                                                   ============================

      As of December 31, 1994, loans on which the accrual of interest income had been discontinued amounted to $94,263,000 (1993 - $92,814,000; 1992 -
$108,341,000). If these loans had been accruing interest, the additional interest income realized would have been approximately $5,441,000 (1993 - $4,992,000; 1992 - $7,548,000). In addition, there are $2,982,000 of renegotiated loans still accruing interest at December 31, 1994 (1993 - $5,643,000). Included in the non-accruing loans as of December 31, 1994 are $12,179,000 (1993 - $16,290,000) in consumer loans.

      The changes in the allowance for loan losses were as follows:

                                                                      1994             1993            1992
                                                                   ------------------------------------------
                                                                                  (In thousands)
            Balance at beginning of year.........................  $133,437         $110,714         $ 94,199
            Reserve for acquired loans...........................     3,473            1,580
            Provision for loan losses............................    53,788           72,892           97,633
            Recoveries...........................................    30,044           25,678           21,062
            Loans charged-off....................................   (66,944)         (77,427)        (102,180)
                                                                   ------------------------------------------
            Balance at end of year...............................  $153,798         $133,437         $110,714
                                                                   ==========================================

--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS:

      The Corporation grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. The movement and balance of these loans were as follows:

                                                                                     Officers       Directors          Total
                                                                                   ------------------------------------------
                                                                                                 (In thousands)
                          Balance at January 1, 1993...........................       $  733       $  56,106        $  56,839
                          Additions............................................        1,938         137,809          139,747
                          Reductions...........................................         (637)       (102,431)        (103,068)
                                                                                   ------------------------------------------
                          Balance at December 31, 1993.........................        2,034          91,484           93,518
                          Additions............................................        2,708         307,783          310,491
                          Reductions...........................................         (425)       (267,928)        (268,353)
                                                                                   ------------------------------------------
                          Balance at December 31, 1994.........................       $4,317       $ 131,339        $ 135,656
                                                                                   ==========================================

      These loans have been consummated on terms no more favorable than those that would have been obtained if the transaction had been with unrelated parties.

NOTE 8 - PREMISES AND EQUIPMENT:

      Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                                                                 Useful life
                                                                                  in years      1994            1993
                                                                                 --------------------------------------
                                                                                                   (In thousands)
                          Land.................................................                $ 41,918        $ 33,070
                                                                                               ------------------------
                          Buildings............................................     30-50       202,854         207,707
                          Equipment............................................     3-10        220,623         178,632
                          Leasehold improvements...............................    Various       46,288          44,730
                                                                                               ------------------------
                                                                                                469,765         431,069
                          Less -Accumulated depreciation and amortization......                 207,802         187,243
                                                                                               ------------------------
                                                                                                261,963         243,826
                                                                                               ------------------------
                          Construction in progress.............................                  20,279          21,193
                                                                                               ------------------------
                                                                                               $324,160        $298,089
                                                                                               ========================

      Depreciation and amortization of premises and equipment for the year was $38,654,000 (1993 -$28,535,000; 1992 - $28,155,000) of which $8,497,000 (1993 -
$7,646,000; 1992 - $8,715,000) was charged to occupancy expense and $30,157,000
(1993 - $20,889,000; 1992 - $19,440,000) was charged to equipment, communications and other operating expenses. Occupancy expense is net of rental income of $15,631,000 (1993 - $14,097,000; 1992 - $13,067,000).

NOTE 9 - DEPOSITS:

      Total interest bearing deposits as of December 31, consist of:

                                                                                    1994              1993
                                                                                 ----------------------------
                                                                                        (In thousands)
                          Savings deposits:
                            Savings accounts...................................  $2,849,457        $2,737,037
                            NOW and money market accounts......................   1,128,399         1,147,458
                                                                                 ----------------------------
                                                                                  3,977,856         3,884,495
                                                                                 ----------------------------
                          Certificates of deposit:
                            Under $100,000.....................................   1,416,355         1,233,019
                            $100,000 and over..................................   1,667,341         1,556,285
                                                                                 ----------------------------
                                                                                  3,083,696         2,789,304
                                                                                 ----------------------------
                                                                                 $7,061,552        $6,673,799
                                                                                 ============================



--------------------------------------------------------------------------------

NOTE 10 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE:

      The following table summarizes certain information on federal funds purchased and securities sold under agreements to repurchase as of December 31:

                                                                                       1994               1993             1992
                                                                                  ----------------------------------------------
                                                                                                 (Dollars in thousands)
                          Federal funds purchased..............................    $  332,700        $    9,100

                          Securities sold under agreements to repurchase.......     1,105,338           942,633        $  665,222
                                                                                   ----------------------------------------------
                          Total amount outstanding.............................    $1,438,038        $  951,733        $  665,222
                                                                                   ==============================================
                          Maximum aggregate balance outstanding at any
                            month-end..........................................    $1,444,148        $1,108,578        $  920,272
                                                                                   ==============================================
                          Average aggregate balance outstanding................    $1,120,762        $  832,651        $1,628,620
                                                                                   ==============================================
                          Weighted average interest rate:
                            For the year.......................................          3.81%             2.77%             3.16%
                            At December 31.....................................          5.27              2.91              2.79

NOTE 11 - OTHER SHORT-TERM BORROWINGS:

      Other short-term borrowings as of December 31, consist of:

                                                                                                          1994             1993
                                                                                                       ----------------------------
                                                                                                              (In thousands)
                  Advances under revolving lines of credit amounting to $224,000,000 (1993 -
                     $195,000,000) with floating interest rates ranging from 5.25% to 6.38%
                     (1993 - 2.66% to 3.55%)...................................................          $153,100        $109,025

                  Term federal funds purchased with maturities until June 1995 at rates ranging
                     from 6.13% to 6.19% (1993 - 3.31% to 3.50%)...............................           175,000         345,000

                  Commercial paper (issued to institutional investors) with various maturities until September 1995 at rates ranging from 5.10% to 7.00%  (1993 - 3.39%
                     to 3.75%).................................................................           150,023         119,112

                  Term notes maturing in 1995, paying quarterly interest at rates ranging from
                     0.19% to 0.63% (1993 - 0.44% to 0.94%) over the 3 month LIBOR rate
                     (LIBOR rate at December 31, 1994 was 6.50%; 1993 - 3.38%).................            49,983          44,986

                  Term notes due in 1995 paying semiannual interest at a fixed rate ranging from
                     5.25% to 7.85% (1993 - 3.81% to 7.88%) ...................................            24,994          44,961

                  Term notes due on July 20, 1995, paying interest on due date at a fixed
                     rate of 6.25% ............................................................             9,990

                  Term notes due in August, 1995, paying quarterly interest at the one month LIBOR
                      rate (LIBOR rate at December 31, 1994 was 6.50%).........................            10,000

                  Others.......................................................................               751           1,089
                                                                                                         ------------------------
                                                                                                         $573,841        $664,173
                                                                                                         ========================


      The weighted average interest rate of other short-term borrowings at December 31, 1994, was 4.83% (1993 - 3.40%; 1992 - 4.03%). The maximum aggregate balance outstanding at any month-end was approximately $869,505,000 (1993 - $695,314,000; 1992 - $208,738,000). The average aggregate balance outstanding during the year was approximately $738,005,000 (1993 - $527,523,000; 1992 -$172,729,000). The weighted average interest rate during the year was 4.75% (1993 - 3.66%; 1992 - 4.32%).

NOTE 12 - NOTES PAYABLE:

      Notes payable outstanding at December 31, consist of the following:

                                                                                                          1994             1993
                                                                                                       ----------------------------
                                                                                                             (In thousands)
                  Term notes with maturities ranging from 1996 through 2003
                     paying semiannual interest at fixed rates ranging from
                     5.17% to 8.41% (1993 - 5.17% to 7.85%)....................................          $300,188         $179,301

                  Term notes with maturities ranging from 1996 through 1998
                     paying quarterly interest at rates ranging from 0.35% to
                     0.75% (1993 - 0.19% to 0.58%) over the 3 month LIBOR
                     rate (LIBOR rate at December 31, 1994 was 6.50%;
                     1993 - 3.38%).............................................................            99,736           44,861

                  Promissory notes maturing in 1998 with fixed interest rates ranging from
                     4.51% to 5.50%............................................................            59,500           29,500

                  Mortgage notes and other debt with varying rates and terms...................               100              193
                                                                                                         -------------------------
                                                                                                         $459,524         $253,855
                                                                                                         =========================


NOTE 13 - Senior debentures:

      Senior debentures at December 31, 1994 consist of a $30,000,000 obligation issued by the Corporation due in January 1997 with interest at 8.25%.

      The senior debentures contain various covenants which, among others, restrict the payment of dividends. The restriction on the payment of dividends does not impose a limitation on the Corporation's current dividend policy.

NOTE 14 - SUBORDINATED NOTES:

      Subordinated notes at December 31, consist of the following:

                                                                                                          1994             1993
                                                                                                       ---------------------------
                                                                                                             (In thousands)
                  Subordinated notes issued by Banco Popular on March 29,
                     1989 maturing on June 15, 1996, with interest payable
                     quarterly and consisting of:
                       8.875% Fixed Rate Notes Series A........................................          $15,000          $15,000
                       8.6875% Fixed Rate Note Series B........................................           15,000           15,000
                       Floating Rate Notes Series A with interest payable at 88% of LIBID rate.           19,000           19,000
                       Floating Rate Notes Series B with interest payable at 86% of LIBID rate.            1,000            1,000
                                                                                                         ------------------------
                                                                                                          50,000           50,000
                                                                                                         ------------------------
                  Subordinated fixed rate notes  with interest payable quarterly at  8.50%  due
                     in 1996 (Prepaid in 1994).................................................                            12,000
                                                                                                         ------------------------
                                                                                                         $50,000          $62,000
                                                                                                         ========================

      At December 31, 1994, the LIBID rate was  6.44% (1993 - 3.25%).

      These notes are subordinated to the rights of Banco Popular depositors and other creditors and require Banco Popular to set aside from retained earnings an amount equal to the principal payment on each note to be used solely to increase capital. The capital reserve account was established to comply with the requirements of the subordinated notes. At the notes repayment date the balance in capital reserves is transferred to the surplus account. Banco Popular transferred to capital reserves from the retained earnings account $8,857,000 during 1994 (1993 and 1992 - $10,571,000) as a result of this requirement. In addition, during 1994, 1993 and 1992, $8,571,000, $12,000,000 and $20,000,000 were transferred from capital reserves to surplus upon prepayment of the 8.50%, 7.95% and 10% notes originally maturing in 1996, 1994 and 1993, respectively.

--------------------------------------------------------------------------------

NOTE 15 - Long-term debt maturity requirements:

      The aggregate amounts of maturities of notes payable, senior debentures and subordinated notes are as follows:


                                                                  Notes             Senior          Subordinated
              Year                                                payable          debentures          notes          Total
              --------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
              1995........................................       $     11                                           $     11
              1996........................................         99,819                             $50,000        149,819
              1997........................................        164,576            $30,000                         194,576
              1998........................................        129,136                                            129,136
              1999........................................         41,073                                             41,073
              Later years.................................         24,909                                             24,909
                                                               -------------------------------------------------------------
              Total.......................................       $459,524            $30,000          $50,000       $539,524
                                                               =============================================================


NOTE 16 - PREFERRED STOCK OF BANCO POPULAR:

      Banco Popular has 200,000 shares of authorized preferred stock with a par value of $100. This stock may be issued in series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On June 30, 1994, Banco Popular redeemed the 110,000 outstanding shares of Treasury Indexed Preferred Stock Series A (TIPS) at par value.

NOTE 17 - STOCKHOLDERS' EQUITY:

      The Corporation has a dividend reinvestment plan under which stockholders may use their quarterly dividends to reinvest in shares of common stock at a 5% discount from the average market price at the time of issuance. During 1994, 105,706 shares (1993 - 77,559; 1992 - 102,272), equivalent to $3,196,000 (1993
-$2,106,000; 1992 - $2,209,000) in additional equity, were issued under the plan.

      On December 15, 1994, the Board of Directors of the Corporation approved a stock repurchase program, which allows the Corporation to repurchase up to one million shares of its outstanding common stock. The repurchase would be made in the open market at such times and prices as market conditions shall warrant.

      On May 3, 1993, the Corporation filed, and had ordered effective, a "shelf" registration with the Securities and Exchange Commission which registered up to $400 million in unsecured debt securities and/or shares of preferred stock. Under this "shelf" registration, the Corporation has 10,000,000 shares of authorized preferred stock with no par value. This stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On June 27, 1994, the Corporation issued 4,000,000 shares of Series A preferred stock. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. The redemption price per share is $26.25 from June 30, 1998 thru June 29, 1999, $26.00 from June 30, 1999 thru June 29, 2000, $25.75 from June 30, 2000 thru June 29, 2001, $25.50 from June 30, 2001 thru June 29, 2002 and $25.00 from June 30, 2002 and thereafter. Dividends on the Series A preferred stock are non-cumulative and are payable monthly at the annual rate of 8.35% of the liquidation preference of $25 per share, or $0.173958 per share per month.

      On November 6, 1992, the Corporation issued 2,458,740 shares of common stock, which generated $57,600,000 of additional capital. All of the shares were purchased by existing shareholders who exercised their subscription rights. Net proceeds from the issuance have been used for general corporate purposes, including investment in and advances to existing subsidiaries.

      The Corporation's average number of common shares outstanding used in the computation of net income per common share was 32,798,243 (1993 - 32,701,236; 1992 - 30,461,494). During the year cash dividends of $1.00 (1993 - $0.90 and
1992 - $0.80) per common share outstanding amounting to $32,796,000 (1993 - $29,434,000; 1992 - $24,624,000) were declared. In addition, dividends declared on preferred stock for the year amounted to $4,245,000.

--------------------------------------------------------------------------------

NOTE 18 - INTEREST ON INVESTMENTS:

      Interest on investments consisted of the following:

                                                                                      1994               1993            1992
                                                                                    ---------------------------------------------
                                                                                                     (In thousands)
                          Money market investments:

                            Federal funds sold and securities and mortgages
                              purchased under agreements to resell.............       $  4,858          $  4,115        $  5,209
                            Time deposits with other banks.....................            300             2,259           9,093
                            Other..............................................             28                60             112
                                                                                    ---------------------------------------------
                                                                                      $  5,186          $  6,434        $ 14,414
                                                                                    =============================================
                          Investment securities:

                            U.S. Treasury securities...........................       $136,178          $163,209        $154,210
                            Obligations of other U.S. Government agencies and
                              corporations.....................................         29,088            14,622          19,137
                            Obligations of Puerto Rico, States and political sub-
                              divisions........................................         12,132            11,605          13,235
                            Collateralized Mortgage Obligations................         31,785            23,516          20,307
                            Other..............................................          5,428             2,992             753
                                                                                    ---------------------------------------------
                                                                                      $214,611          $215,944        $207,642
                                                                                    =============================================

      Interest income on investment securities for the year ended December 31, 1994 includes tax exempt interest of $175,795,000 (1993 - $189,438,000; 1992 -
$187,923,000).

NOTE  19 - EMPLOYEE BENEFITS:

      All regular employees of Banco Popular and its subsidiaries, and VELCO are covered by a non-contributory defined benefit pension plan. Pension benefits begin to vest after five years of service and are based on age, years of credited service and final average compensation, as defined. At December 31, 1994, plan assets primarily consist of U.S. Government obligations, high grade corporate bonds and listed stocks, including 1,418,215 shares of the Corporation which have a market value of approximately $39,887,000.

      The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements at December 31:

                                                                                         1994                  1993
                                                                                       --------------------------------
                                                                                               (In thousands)
                          Actuarial present value of benefit obligations:

                            Vested benefits......................................       ($139,830)          ($123,826)
                            Non-vested benefits..................................         ( 5,994)             (9,313)
                                                                                       --------------------------------
                            Accumulated benefit obligation.......................        (145,824)           (133,139)
                            Effect of projected future compensation levels.......         (21,365)            (54,251)
                                                                                       --------------------------------
                            Projected benefit obligation.........................        (167,189)           (187,390)
                          Plan assets at fair market value consisting primarily
                            of U.S. Government obligations, high grade
                            corporate bonds and listed stocks ...................         189,552             203,893
                                                                                       --------------------------------
                          Plan assets in excess of projected benefit obligation..          22,363              16,503
                          Unrecognized net loss from past experience different
                            from that assumed and effect of changes in
                            assumptions..........................................          10,710              19,618
                          Unrecognized prior service cost........................          (3,112)             (2,395)
                          Unrecognized initial net assets........................         (25,468)            (27,929)
                                                                                       --------------------------------
                          Prepaid pension cost...................................      $    4,493          $    5,797
                                                                                       ================================

--------------------------------------------------------------------------------

      Net pension cost for the year ended December 31, included the following components:

                                                                                        1994              1993            1992
                                                                                      --------------------------------------------
                                                                                                    (In thousands)
                          Service costs - benefits earned during period........       $  8,359         $   7,563       $   6,802
                          Interest cost on projected benefit obligation........         13,627            12,454          11,495
                          Actual loss (return) on plan assets..................          6,384           (15,404)        (24,290)
                          Net amortization and deferral........................        (27,066)           (4,553)          6,025
                                                                                      --------------------------------------------
                          Net pension cost ....................................       $  1,304         $      60       $      32
                                                                                      ============================================


      At December 31, 1994, the discount rate used in determining the actuarial present value of the projected benefit obligation was 8.75% (1993 - 7.5%; 1992
- 8.25%) and the rate of increase in future compensation levels was a 4% inflation assumption plus a merit component ranging from 0.5% to 4.5% (1993 and 1992 - 5.5%). The expected long-term rate of return on assets used in the computation was 9% for 1994, 1993 and 1992.

      In addition, the Corporation provides a defined contributory retirement and savings plan pursuant to section 401k of the Internal Revenue Code for substantially all the employees of Equity One and Pioneer. The contributions are determined based on specific provisions of each plan. The cost of providing this benefit in 1994 was $558,000 (1993 - $214,000; 1992 - $86,000).

      Effective January 1, 1995 the pension plan of VELCO and Banco Popular's subsidiaries, Popular Leasing and Popular Consumer was replaced by a defined contribution retirement and savings plan. The pension plan was frozen effective December 31, 1994 and employees with vested benefits will be entitled to those benefits based on the terms of the plan.

      In addition to providing pension benefits, Banco Popular provides certain health care benefits for retired employees. Substantially all of the employees of Banco Popular who are eligible to retire under the pension plan and provided they reach retirement age while working for Banco Popular may become eligible for these benefits. The actual disbursement for providing these benefits during 1994 amounted to approximately $2,072,000 (1993 - $1,770,000; 1992 -
$1,400,000).

      The components of net postretirement benefit cost for the year ended December 31, are as follows:

                                                                                          1994             1993
                                                                                        -------------------------
                                                                                             (In thousands)
                          Service cost.........................................         $3,028            $2,054
                          Interest cost........................................          4,277             3,163
                          Net amortization and deferral........................            585
                                                                                        -------------------------
                          Net postretirement benefit cost .....................         $7,890            $5,217
                                                                                        =========================


      The status of the Corporation's unfunded postretirement benefit plan at December 31, is as follows:

                                                                                        1994              1993
                                                                                      ----------------------------
                                                                                            (In thousands)
                          Actuarial present value of expected postretirement
                            benefit obligation:
                              Retirees  .......................................       ($21,470)         ($21,676)
                              Fully eligible active plan participants..........        (11,359)           (2,937)
                              Other active plan participants...................        (31,592)          (22,985)
                          Accumulated postretirement benefit obligation .......        (64,421)          (47,598)
                          Unrecognized net loss from past experience different
                            from that assumed and effects of changes in
                            assumptions........................................          9,685             4,926
                          Unrecognized prior service cost......................          6,246
                                                                                      ----------------------------
                          Accrued postretirement benefit cost..................       ($48,490)         ($42,672)
                                                                                      ============================


      The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 was 8.75% (1993 - 7.5%).

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1994 was 12% decreasing by 1% every year until 5% is reached in the year 2001 and remain at that level thereafter. A one-

--------------------------------------------------------------------------------

percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $10,775,000 and the sum of the service and interest cost in 1994 by $1,469,000.

      Banco Popular also has a profit sharing plan covering substantially all regular employees. Annual contributions are based on operating income, as defined in the plan, and are deposited in trust. Profit sharing expense for the year amounted to $19,967,000 (1993 - $20,594,000; 1992 -$17,736,000). Effective
January 1, 1994, the profit sharing plan was amended to include as part of Banco Popular's annual contribution, the forfeitures allocated to participant employees.

      Also, Banco Popular established two new non-qualified plans: the long-term incentive plan for senior management and the Puerto Rico benefit restoration plan. The latter is an unfunded supplementary pension and profit sharing plan for those employees whose compensation exceeds the limits established by ERISA.

      The following table sets forth the the amounts recognized in the consolidated financial statements at December 31, 1994, for the benefit restoration plan:

                                                                                                   (In thousands)
                                   Actuarial present value of benefit obligations:
                                     Vested benefits.........................................         ($ 97)
                                     Non-vested benefits.....................................           (24)
                                                                                                       ----
                                     Accumulated benefit obligation..........................          (121)
                                     Effect of projected future compensation levels..........          (614)
                                                                                                       ----
                                   Projected benefit obligation..............................          (735)
                                                                                                       ----
                                   Unrecognized net gain from past experience different from
                                     that assumed and effect of changes in assumptions.......          (136)
                                   Unrecognized prior service cost...........................           730
                                                                                                       ----
                                   Accrued pension cost......................................         ($141)
                                                                                                       ====

      Net supplementary pension cost for the year ended December 31, 1994, included the following components:

                                                                                                   (In thousands)
                                   Service costs - benefits earned during period.............          $ 62
                                   Interest cost on projected benefit obligation.............            43
                                   Net amortization and deferral.............................            36
                                                                                                       ----
                                   Net pension cost .........................................          $141
                                                                                                       ====


NOTE 20 - RENTAL EXPENSE AND COMMITMENTS:

      At December 31, 1994, the Corporation was obligated under a number of non-cancelable leases for land, buildings, and equipment which require rentals (net of related sublease rentals) as follows:

                                                                                     Minimum        Sublease
                          Year                                                       payments       rentals           Net
                          --------------------------------------------------------------------------------------------------
                                                                                                 (In thousands)
                          1995.................................................      $10,409         $  722         $ 9,687
                          1996.................................................        8,834            715           8,119
                          1997.................................................        7,949            704           7,245
                          1998.................................................        7,525            620           6,905
                          1999.................................................        6,641            372           6,269
                          Later years..........................................       33,187          2,322          30,865
                                                                                     --------------------------------------
                                                                                     $74,545         $5,455         $69,090
                                                                                     ======================================



      Total rental expense for the year ended December 31, 1994 was $16,705,000 (1993 - $14,480,000; 1992 - $14,074,000).

NOTE 21 - INCOME TAX

      As discussed in Notes 1 and 2, the Corporation adopted SFAS 109 on January 1, 1993, and the cumulative effect of this change is reported in the Consolidated Statement of Income for the year ended December 31, 1993. Prior year's financial statements were not restated to apply the provisions of SFAS
109. This statement requires the recognition of deferred tax assets and

--------------------------------------------------------------------------------

liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. The measurement of current and deferred tax liabilities or assets is based on the regular tax rates which in Puerto Rico are 42% until 1995 and 39% thereafter, and the provisions of enacted tax laws. In October 1994, a Tax Reform Act was enacted in Puerto Rico. In general terms, the Tax Reform is effective for taxable years beginning after June 30, 1995. Among its provisions, the Act reduces the maximum tax rate for corporations from 42% to 39%. The deferred taxes of the Corporation were adjusted accordingly, to reflect this tax rate reduction on those temporary differences and tax attributes that are expected to reverse or settle on or after January 1, 1996, as required by SFAS 109.

      Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                                                        1994                1993
                                                                                  ------------------------------------
                                                                                            (In thousands)
                          Deferred tax assets:
                            Alternative minimum tax credits available for
                              carryforward and other credits available.........        $34,045           $54,581
                              Net operating loss carryforwards available.......            129             1,914
                            Postretirement benefits obligation
                              (other than pensions)............................         19,079            17,682
                            Other temporary differences........................         11,746             7,296
                                                                                  ------------------------------------
                          Total gross deferred tax assets......................         64,999            81,473
                                                                                  ------------------------------------
                          Deferred tax liabilities:

                            Differences between the assigned values and the tax
                              bases of the assets and liabilities recognized in
                              purchase business combinations...................         36,663            41,452
                          Other temporary differences..........................          5,439             3,807
                                                                                  ------------------------------------
                          Total gross deferred tax liabilities.................         42,102            45,259
                                                                                  ------------------------------------
                          Deferred tax asset valuation allowance...............                              296
                                                                                  ------------------------------------
                          Net deferred tax asset...............................        $22,897           $35,918
                                                                                  ====================================


      At December 31, 1994, the Corporation had $5,728,000 in alternative minimum tax (AMT) credits that can be carried forward indefinitely to reduce the regular income tax liability in future years. During 1994, the Corporation used AMT credits totaling $16,126,000 to reduce its regular tax liability. The Corporation also had, at the end of 1994, $308,000 in net operating losses
(NOL) available to carry over to offset taxable income in future years. These NOL carryforwards will expire in 1999. During 1994, the Corporation used NOL carryforwards amounting to $4,249,000 to reduce its regular taxable income. The valuation allowance of $296,000 reflected in 1993 is related to a deferred tax asset arising from NOL carryforwards for which the Corporation could not determine the likelihood of its realizability. During 1994, the valuation allowance was reversed upon realization of most of the NOL carryforwards.

      Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. Dividends received by the Corporation from the subsidiaries (net of an 85% dividend received deduction allowed by the Puerto Rico Income Tax Law) are subject to Puerto Rico income tax at the normal corporate tax rates.

      Under the provisions of SFAS 109, the Corporation has not recognized a deferred tax liability on $174,013,000 of unremitted earnings of domestic subsidiaries arising after January 1, 1993, at the applicable dividend rate, since the Puerto Rico Income Tax Law provides certain alternatives to remit those earnings to the Corporation on a tax-free basis.

      The aggregate income tax expense applicable to income before provision for income taxes differs from the amount computed by applying the statutory rate as follows:

                                                             1994                    1993                   1992
                                                    --------------------------------------------------------------------------
                                                               % of pre-tax             % of pre-tax            % of pre-tax
                                                      Amount     Income        Amount     Income       Amount     income
                                                    --------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Computed income tax at statutory rate............     $73,574      42%        $55,499       42%      $ 42,061       42%
Benefits of net tax exempt interest income.......     (25,297)    (14)        (30,852)     (23)       (29,135)     (29)
Others...........................................       1,766       1           3,504        2          1,333        1
                                                    --------------------------------------------------------------------------
 Income tax expense..............................     $50,043      29%        $28,151       21%       $14,259       14%
                                                    ==========================================================================

--------------------------------------------------------------------------------
      The provision for income tax has been reduced as a result of the elimination from the determination of taxable income of interest income from exempt securities, net of related expenses, for Puerto Rico income tax purposes.

      The components of income tax expense for the year ended December 31, are as follows:

                                                                               1994               1993
                                                                      -----------------------------------------
                                                                                   (In thousands)
          Current income tax expense:
            Puerto Rico........................................               $31,461            $20,031
            Federal and States.................................                 6,235              2,987
                                                                      -----------------------------------------
               Subtotal........................................                37,696             23,018
                                                                      -----------------------------------------

          Deferred income tax expense (benefit):
            Puerto Rico........................................                11,606              6,090
            Federal and States.................................                  (759)              (957)
            Adjustment for enacted changes in income tax laws..                 1,500
                                                                      -----------------------------------------
               Subtotal........................................                12,347              5,133
                                                                      -----------------------------------------
               Total income tax expense........................               $50,043            $28,151
                                                                      =========================================


      The income tax provision includes $64,000, $363,000 and $53,000 in 1994, 1993 and 1992, respectively, related to the gain on sale of securities.

      The Corporation's federal income tax provision for 1994, 1993 and 1992 was $4,297,000, $2,230,000, and $481,000, respectively.

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

      The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to interest rates. These financial instruments include loan commitments, letters of credit, standby letters of credit, future contracts, options on future contracts, interest rate swaps and caps and foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. The contract or notional amounts of these instruments, which are not included in the statement of condition, are an indicator of the Corporation's activities in particular classes of financial instruments.

      The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for those reflected on the balance sheet. The derivative financial instruments are discussed in Note 24.

      Financial instruments with off-balance sheet risk at December 31, whose contract amounts represent potential credit risk are as follows:

                                                                      1994              1993
                                                                -----------------------------------
                                                                          (In thousands)
          Commitments to extend credit:
            Credit card lines..................................   $    741,145     $     644,977
            Commercial lines of credit.........................      1,122,125         1,139,524
          Commercial letters of credit.........................         13,353            11,512
          Standby letters of credit............................         76,876            82,642

      Contractual commitments to extend credit are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. To extend credit the Corporation evaluates each customer's credit worthiness. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterpart. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and investment securities, among others.

      In general, commercial letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. Standby letters of credit are also issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In most instances, cash items are held by the Corporation to collateralize these instruments.

--------------------------------------------------------------------------------
      A geographic concentration exists within the Corporation's loan portfolio since most of the Corporation's business activity is with customers located in Puerto Rico. As of December 31, 1994, the Corporation had no significant concentrations of credit risk and no significant exposure to highly leveraged transactions in its loan portfolio.

NOTE 23 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The information about the estimated fair values of financial instruments required by generally accepted accounting principles is presented hereunder including some items not recognized in the statement of financial position.

      A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable terms with the first entity. All nonfinancial instruments and certain other specific items are excluded from the fair value disclosure requirements.

      For those financial instruments with no quoted market prices available, fair values have been estimated using present value or other valuation techniques. These techniques are inherently subjective and are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and prepayment assumptions. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

      The fair values reflected herein have been determined based on the prevailing interest rate environment as of December 31, 1994 and 1993, respectively. In different interest rate environments, fair value results can differ significantly, especially for certain fixed rate financial instruments and nonaccrual assets. In addition, the fair values presented do not attempt to estimate the value of the Corporation's fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation's value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

      The estimated fair values of the Corporation's financial instruments, their carrying value and the methodologies used to estimate fair values are presented below.

Short-term financial instruments:

      Short-term financial instruments, both assets and liabilities, have been valued at their carrying amounts as reflected in the Corporation's Statement of Condition. For these financial instruments, the carrying value may approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization. Included in this category are: cash and due from banks, federal funds sold and securities and mortgages purchased under agreements to resell, time deposits with other banks, bankers' acceptances, customers' liabilities on acceptances, accrued interest receivable, securities sold under agreements to repurchase, acceptances outstanding and accrued interest payable.

Investment and trading securities:

      Investment and trading securities are financial instruments which trade regularly on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes where available, or quoted market prices of financial instruments with similar characteristics. The fair value of investment securities available-for-sale and trading securities equals its carrying value since they are marked-to-market for accounting purposes. These instruments are detailed in the Statement of Condition and in notes 3, 4 and 24.

Loans held-for-sale:

      Estimated fair value of loans held-for-sale as of December 31, 1994, was $10,600,000 based on secondary market prices.

Loans:

      Estimated fair values have been determined for groups of loans with similar financial characteristics. Loans were segregated by type such as commercial, construction, residential mortgage, consumer and credit cards. Each loan category was further segmented based on collateral, interest repricing and accrual vs. non-accrual status. For variable rate loans with frequent repricing terms and no significant change in credit risk, fair values were based on carrying values.

      Commercial loans with fixed rates were segregated in commercial real estate, cash collateral and other. Consumer loans were segregated by type such as personal, auto, boat, student, reserve lines and home equity loans. Personal loans were further subdivided in mortgage-guaranteed, cash collateral and unsecured. The fair values of fixed-rate commercial, construction and consumer loans were estimated by discounting scheduled cash flows using prevailing market rates for those loans.

--------------------------------------------------------------------------------

      For non-accruing loans, the estimated fair values were based on the discounted value of estimated cash flows. For these loans, principal-only cash flows were adjusted to reflect projected charge-offs. Interest cash flows were determined based on historical collection experience.

      Residential mortgage loans were valued using quoted market prices, where available, and market prices of similar traded loans with similar credit ratings, interest rates and maturity dates adjusted for estimated prepayments. For credit card loans, fair value estimates were determined by discounting the projected income stream of the portfolio, after deducting operating expenses and estimated credit losses. The unfavorable valuation for the loan portfolio, in 1994, is due to the sharp increase in the interest rates during the year.

      Generally accepted accounting principles do not require, nor the Corporation has performed, a fair valuation of its lease financing portfolio. Therefore, for presentation purposes only, leases are shown below with fair value equal to carrying value.

                                                          1994                                             1993
                                       ------------------------------------------------------------------------------------------
                                                                    Estimated                                        Estimated
                                        Carrying value              fair value            Carrying value             fair value
                                       ------------------------------------------------------------------------------------------
                                                                             (In thousands)
       Commercial....................     $2,893,534                $2,794,659              $2,369,514              $2,364,891
       Construction..................        161,265                   160,616                 153,436                 156,508
       Lease financing...............        448,236                   448,236                 375,693                 375,693
       Mortgage......................      2,167,467                 2,092,390               1,576,044               1,623,850
       Consumer
         (including credit cards)....      2,100,531                 2,048,821               1,872,235               1,857,068
       Less:  Allowance for..........
              loan losses............        153,798                                           133,437
                                       ------------------------------------------------------------------------------------------
                                          $7,617,235                $7,544,722              $6,213,485              $6,378,010
                                       ==========================================================================================

Deposits:

      The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, which at December 31, 1994 and 1993, comprised 65.8% and 67.3% respectively, of the Corporation's total deposits is equal to the amount payable on demand as of the respective dates. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered at December 31, 1994 and 1993, respectively, for deposits with similar remaining maturities.

                                                          1994                                             1993
                                       ------------------------------------------------------------------------------------------
                                                                    Estimated                                        Estimated
                                        Carrying value              fair value            Carrying value             fair value
                                       ------------------------------------------------------------------------------------------
                                                                             (In thousands)
       Non interest bearing deposits..    $1,950,883                $1,950,883              $1,848,859              $1,848,859
       Savings accounts...............     2,849,457                 2,849,457               2,737,037               2,737,037
       NOW and money market
         accounts.....................     1,128,399                 1,128,399               1,147,458               1,147,458
       Certificates of deposit........     3,083,696                 3,083,253               2,789,304               2,819,174
                                       ------------------------------------------------------------------------------------------
                                          $9,012,435                $9,011,992              $8,522,658              $8,552,528
                                       ==========================================================================================

Borrowings and long-term debt:

      Borrowings and long-term debt, which include other short-term borrowings, notes payable, senior debentures and subordinated notes, were valued using quoted market rates for similar instruments at December 31, 1994 and 1993, respectively. Included within other short-term borrowings at December 31, 1994, are $150,000,000 (1993 - $119,000,000) in commercial paper issued by the Corporation which has been valued at its carrying amount because of the relatively short period of time between its origination and maturity.

                                                          1994                                             1993
                                       ------------------------------------------------------------------------------------------
                                                                     Estimated                                        Estimated
                                          Carrying value             fair value            Carrying value             fair value
                                       ------------------------------------------------------------------------------------------
                                                                             (In thousands)
       Other short-term borrowings...       $573,841                  $573,514                $664,173                $665,226
       Notes payable ................        459,524                   440,745                 253,855                 255,649
       Senior debentures.............         30,000                    29,766                  30,000                  31,679
       Subordinated notes............         50,000                    49,946                  62,000                  64,282

--------------------------------------------------------------------------------
Commitments to extend credit and standby letters of credit:

      Commitments to extend credit were fair valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments which are expected to be disbursed, based on historical experience. The fair value of letters of credit is based on fees currently charged on similar agreements. At December 31, 1994, the Corporation had $1,863,270,000 and $90,229,000 in commitments to extend credit and letters of credit, respectively (1993 - $1,784,501,000 and $94,154,000).
The estimated fair value of these financial instruments with no carrying value was $4,859,000 (1993 - $4,480,000).

NOTE 24 - TRADING AND RISK MANAGEMENT ACTIVITIES:

Risk management activities

      The operations of the Corporation are subject to the risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts. Risk management activities are aimed at optimizing net interest income, consistent with the Corporation's business strategies. The Corporation employs a number of methods to measure the risks generated by assets and liabilities arising from both core and risk management activities.

      Asset/liability risk management activities are conducted in the context of the Corporation's sensitivity to interest rate changes. This sensitivity arises due to interest-earning assets repricing differently from interest-bearing liabilities. This means that if interest rates are increasing under a liability-sensitive position, margins usually will narrow as liabilities reprice upward more quickly than assets. The converse applies when rates are rising under an asset sensitive position.

      The Corporation also carries out hedging strategies as part of its asset/liability risk management. Various assets and liabilities, such as investment securities financed by borrowings, are usually hedged to lock in spreads and reduce the risk of losses in value due to rate changes. The gains and losses from hedging activities are amortized over the remaining life of these securities being hedged. Currently, there are no deferred gains and losses from these activities.

      The Corporation occasionally enters into various types of derivative financial instruments in managing its interest rate risk, as indicated in the following table:

                                                                           1994                                    1993
                                                       ------------------------------------------      ----------------------------
                                                         Notional       Average for       Fair            Notional         Fair
                                                           amount        the year        value             amount          value
                                                       ------------------------------------------      ----------------------------
                                                                      (In thousands)                         (In thousands)
         Interest rate swaps..........................    $10,000         $11,667        $  34             $20,000         $795
         Interest rate futures........................                      1,528
         Interest rate options and caps...............     20,000          23,958           44              20,000
         Interest rate swaptions......................      8,128           7,288          973
         Foreign exchange contracts...................        500             718          500                 936          936

      For futures contracts, options on futures contracts and interest rate swaps and caps, the contract or notional amounts do not represent exposure to credit loss. Instead, the amount potentially subject to credit loss is substantially less.

      The Corporation's credit exposure at December 31, 1994, from derivative financial instruments held or issued for trading purposes is represented by the fair value of instruments with a positive fair value at that date, and is presented along with the notional amounts of the instruments. Options written do not expose the Corporation to credit risk, except to the extent of the underlying risk in the debt instrument that the Corporation may be obligated to acquire under certain written put options. Caps and floors written do not expose the Corporation to credit risk, since the obligation to perform, if required, is on the Corporation.

      The risk that counterparties to both derivative and cash instruments might default on their obligations is monitored on an on-going basis. To manage the level of credit risk the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Concentrations of credit risk, which arise through the Corporation's trading and nontrading activities, are presented in Note 22.

--------------------------------------------------------------------------------

      A brief description of the Corporation's objectives for holding or issuing each class of derivative financial instrument follows:

Interest rate swaps

      The Corporation enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. At December 31, 1994, the Corporation had outstanding an interest rate swap agreement which was done with a commercial bank to change the Corporation's interest rate exposure. It was done for a notional principal amount of $10,000,000 covering the Corporation's interest rate exposure on half of a $20,000,000 fixed rate medium term note to a floating rate. This agreement ends at the time the related obligations mature. The expected weighted average interest rates to be received and paid in the interest rate swap approximate 6.72% and 6.94%, respectively. Non-performance by any of the counterparties on this agreement will expose the Corporation to an interest rate risk which management deems to be immaterial.

Interest rate futures

      Financial futures contracts are agreements to buy or sell a notional amount of a financial instrument at a given time in the future. Options on futures contracts confer the right from seller to buyer to take a future position at a stated price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates.

Interest rate options and caps

      Interest rate options are contracts that grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer of the option a financial instrument at a specified price within a specified period of time or on a specified date. Interest rate caps and floors are option-like contracts that require the writer to pay the purchaser at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional principal amount. The option writer receives a premium for bearing the risk of unfavorable interest rate changes. The caps outstanding at December 31, 1994, were acquired in order to minimize the interest rate risk associated with certain variable rate securities and end at the time the related securities mature in 1995. Cap rates range from 5.5% to 7.5%.

Interest rate swaptions

      The Corporation enters into "swaption" derivative securities, which combine the characteristics of interest rate swaps and options, for hedging purposes. The Corporation's principal subsidiary issues certificates of deposit with returns linked to the Standard and Poor's 500 index (the index). In order to hedge the cost of these certificates, positions in swaptions are assumed. The swaptions assumed earn a return to the Corporation equal to the appreciation in the index throughout the life of the certificate of deposit issued. In exchange, the Corporation pays the counterparty a fixed rate of interest.

Foreign exchange contracts

      Foreign exchange contracts generally involve the exchange of two currencies at an agreed rate. Spot contracts require the exchange to occur within two business days of the contract date. Forward and future contracts to purchase or sell currencies at a future date settle over periods of up to one year, in general.

Trading activities

      The Corporation maintains limited trading positions in certain derivative and nonderivative financial instruments and nonfinancial contracts. Most of the Corporation's trading activities are limited to gains-trading and positioning securities for resale to retail customers. Trading activities in the Corporation are subject to strict guidelines approved by the Board of Directors and included in the investment policy.

      In anticipation of customer demand, the Corporation carries an inventory of capital market instruments and maintains market liquidity by quoting bid and offer prices to and trading with other market makers. Positions are also taken in interest rate instruments, based on expectations of future market conditions. These activities constitute the proprietary trading business and are held by the Corporation to provide customers with financial products at competitive prices. As trading strategies depend on both market-making and proprietary positions, given the relationships between instruments and markets, those activities are managed in concert in order to maximize net trading revenue.

      All trading instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. For example, fluctuations in market prices, interest rates or exchange rates change the market value of the

--------------------------------------------------------------------------------

instruments. As the instruments are recognized at market value, these changes directly affect reported income. Exposure to market risk is managed, in accordance with risk limits set by senior management, by buying or selling instruments or entering into offsetting positions.

      The results of the Corporation's trading activities are summarized in the income statement as part of the trading account profit or loss and amounted to a $0.2 million net profit for 1994.

NOTE 25 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS:

      During the year ended December 31, 1994, the Corporation and its subsidiaries paid interest and income taxes amounting to $339,329,000 and $27,052,000, respectively (1993 - $279,618,000 and $26,690,000; 1992 -
$302,591,000 and $5,096,000). In addition, loans transferred to other real estate and other property for the year ended December 31, 1994, amounted to $4,378,000 and $3,173,000, respectively (1993 - $15,121,000 and $3,923,000).
During 1992, the Corporation retained $8,500,000 of $94,000,000 securitized mortgage loans.

NOTE 26 - LEASE FINANCING RECEIVABLES SOLD:

      During 1991 VELCO sold approximately $68,616,000 of lease financing receivables resulting in a gain of $3,092,000 net of related expenses and estimated losses for uncollectible receivables. Under the servicing agreements VELCO retained the servicing of the portfolio sold and Banco Popular was appointed trustee. At December 31, 1994, the Corporation and VELCO are liable under limited recourse provisions on the leases sold which do not exceed $4,500,000.

NOTE 27 - CONTINGENT LIABILITIES:

      The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition fo these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 28 - BANPONCE CORPORATION (HOLDING COMPANY ONLY) FINANCIAL INFORMATION:

      The following condensed financial information presents the financial position of the Holding Company only as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the three years ended December 31, 1994.

                                 STATEMENTS OF CONDITION

                                                                  December 31,
                                                             ----------------------
                                                                1994         1993
                                                             ----------------------
                                                                (In thousands)
            ASSETS
            Cash........................................     $      499    $    859
            Money market investments....................          8,041       8,467
            Investment securities held-to-maturity,
             at cost (market value $28,125,000).........         50,106
            Investment securities available-for-sale,
             at market value in 1994 and at lower
             of cost or market value in 1993
             (1993 market value - $1,000,000)...........          3,768       1,000
            Investment in Banco Popular, at equity......        817,750     752,339
            Investment in Pioneer Bancorp, at equity....         35,467
            Investment at equity in other subsidiaries..        110,638      60,932
            Advances to subsidiaries....................        159,270     132,275
            Other assets................................          1,271         184
                                                             ----------------------
                  Total assets..........................     $1,186,810    $956,056
                                                             ======================
            LIABILITIES AND STOCKHOLDERS' EQUITY
            Securities sold under agreements to
             repurchase.................................     $    9,850
            Commercial paper............................        132,794      80,300
            Senior debentures...........................         30,000      30,000
            Accrued expenses and other liabilities......         11,743      11,561
            Stockholder's equity........................      1,002,423     834,195
                                                             ----------------------
                  Total liabilities and
                   stockholder's equity.................     $1,186,810    $956,056
                                                             ======================

--------------------------------------------------------------------------------
                              STATEMENTS OF INCOME

                                              Year ended December 31,
                                         --------------------------------
                                            1994        1993        1992
                                         --------------------------------
                                                  (In thousands)
Income:
 Dividends from Banco Popular .........   $ 32,189   $ 16,000   $ 26,000
  Interest on money market and
    investment securities .............      1,606        269        210
  Gain on sale of investment securities        145
  Other operating income ..............          7         20
  Interest on advances to
    subsidiaries ......................     11,750     10,091      3,530
                                         --------------------------------
    Total income ......................     45,552     26,360     29,905
                                         --------------------------------
Expenses:
  Interest expense ....................      8,530      6,464      3,509
  Operating expenses ..................        424        349        205
                                         --------------------------------
    Total expenses ....................      8,954      6,813      3,714
                                         --------------------------------
Income before income taxes
    and equity in undistributed
    earnings of subsidiaries ..........     36,598     19,547     26,191
Income taxes ..........................      3,484      3,546      1,411
                                         --------------------------------
Income before equity in
    undistributed earnings of
    subsidiaries ......................     33,114     16,001     24,780
Equity in undistributed earnings
  of subsidiaries .....................     91,635     93,403     60,336
                                         --------------------------------
    Net income ........................   $124,749   $109,404    $85,116
                                         ================================


                            STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                         -------------------------------------
                                             1994         1993        1992
                                         -------------------------------------
                                                    (In thousands)
Cash flows from operating activities:
  Net income ..........................   $ 124,749    $ 109,404    $  85,116
                                         -------------------------------------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Equity in undistributed
       earnings of subsidiaries .......     (91,635)     (93,403)     (60,336)
      Gain on sale of investment
       securities .....................        (145)
      Net (increase) decrease in
       other assets ...................      (1,087)         417         (525)
      Net increase (decrease) in
       other liabilities ..............         157        2,075       (1,028)
                                         -------------------------------------
           Total adjustments ..........     (92,565)     (90,911)     (62,034)
                                         -------------------------------------
           Net cash provided by
           operating activities .......      32,184       18,493       23,082
                                         -------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in
    money market investments ..........         426       30,681      (36,648)
  Sales of investment securities ......       3,014
  Purchases of investment securities
    held-to-maturity ..................     (50,106)
  Purchases of investment securities
    available-for-sale ................      (2,768)      (1,000)
  Capital contribution to subsidiaries      (78,314)     (26,062)
  Advances to subsidiaries ............     (26,995)     (64,508)     (42,767)
                                         -------------------------------------
           Net cash used in investing
           activities .................    (157,757)     (33,827)    (103,463)
                                         -------------------------------------
Cash flows from financing activities:
  Net increase in securities sold under
    agreements to repurchase ..........       9,850
  Net increase in commercial paper ....      52,494       40,396       39,904
  Cash dividends paid .................     (37,017)     (27,781)     (24,112)
  Proceeds from issuance of
    preferred stock ...................      96,690
  Proceeds from issuance of
    common stock ......................       3,196        2,106       59,809
                                         -------------------------------------
           Net cash provided by
           financing activities .......     125,213       14,721       75,601
                                         -------------------------------------
  Net decrease in cash ................        (360)        (613)      (4,780)
  Cash at beginning of period .........         859        1,472        6,252
                                         -------------------------------------
  Cash at end of period ...............   $     499    $     859    $   1,472
                                         =====================================

      The principal source of income for the Holding Company consists of dividends from Banco Popular. As a member subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends by Banco Popular may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels.

--------------------------------------------------------------------------------
NOTE 29 - POPULAR INTERNATIONAL BANK, INC. (A SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

      The following summarized financial information presents the consolidated financial position of Popular International Bank, Inc. and its subsidiaries as of November 30, 1994 and 1993, and the results of their operations, cash flows and changes in stockholder's equity for the two years ended November 30, 1994. Popular International Bank, Inc., is the holding company of BanPonce Financial Corp., Equity One, Inc. (formerly Spring Financial Services, Inc.) and Pioneer Bancorp, Inc. (second-tier subsidiaries).

                            STATEMENTS OF CONDITION

                                                              November 30,
                                                       -------------------------
                                                            1994        1993
                                                       -------------------------
                                                             (In thousands)
ASSETS
  Cash ..............................................   $   30,084   $    6,895
                                                       -------------------------
  Money market investments ..........................       24,329        3,949
                                                       -------------------------
  Investment securities available-for-sale,
     at market value ................................      126,760
                                                       -------------------------
  Loans held-for-sale ...............................       10,296
                                                       -------------------------
  Loans .............................................      860,819      390,157
    Less: Unearned income ...........................       33,584       15,680
          Allowance for loan losses .................       12,082        5,323
                                                       -------------------------
                                                           815,153      369,154
                                                       -------------------------
  Other assets ......................................       21,262        5,871
  Intangible assets .................................       16,352        5,687
                                                       -------------------------
         Total assets ...............................   $1,044,236   $  391,556
                                                       =========================

LIABILITIES AND STOCKHOLDER'S EQUITY
  Deposits:
  Non-interest bearing ..............................   $   47,002
  Interest bearing ..................................      278,800
                                                       -------------------------
                                                           325,802
                                                       -------------------------
  Federal funds purchased and securities
    sold under agreements to repurchase .............       13,000
  Other short-term borrowings, consisting of
    $85,000,000 term notes (1993 -
    $89,900,000), a $10,000,000 note with
    the Federal Home Loan Bank (FHLB)
    (Note 11) and a revolving credit facility
    with an affiliate of $69,800,000
    (1993 - $33,800,000) ............................      164,800   $  123,677
  Notes payable (Note 12) ...........................      399,924      224,162
  Other liabilities .................................       25,780       12,445
  Stockholder's equity ..............................      114,930       31,272
                                                       -------------------------
         Total liabilities and
           stockholder's equity .....................   $1,044,236   $  391,556
                                                       =========================


                             STATEMENTS OF INCOME

                                                         Year ended
                                                         November 30
                                                   -----------------------
                                                     1994          1993
                                                   -----------------------
                                                        (In thousands)
Interest and fees:
  Interest and fees on loans..................      $  66,487   $  33,684
  Money market and investment securities......          5,721         239
                                                   -----------------------
                                                       72,208      33,923
                                                   -----------------------
Interest Expense:

  Deposits....................................          8,091
  Short-term borrowings.......................          9,707       4,643
  Long-term borrowings........................         18,060       9,531
                                                   -----------------------
                                                       35,858      14,174
                                                   -----------------------
Net interest income...........................         36,350      19,749
Provision for loan losses.....................          6,973       4,574
                                                   -----------------------
Net interest income after provision for
  loan losses.................................         29,377      15,175
Service charges on deposit accounts...........            768
Other service fees............................          2,834       1,945
Other operating income........................          3,614
                                                   -----------------------
                                                       36,593      17,120
                                                   -----------------------
Operating expenses............................         23,149      12,067
                                                   -----------------------
Income before income tax......................         13,444       5,053
Income tax....................................          5,477       2,199
                                                   -----------------------
Net income....................................      $   7,967   $   2,854
                                                   =======================

--------------------------------------------------------------------------------
                           STATEMENTS OF CASH FLOWS

                                                         Year ended
                                                         November 30
                                                 -------------------------
                                                     1994          1993
                                                 -------------------------
                                                       (In thousands)
Cash flows from operating activities:
  Net income...................................   $    7,967   $    2,854
                                                 -------------------------
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Provision for loan losses..................        6,973        4,574
    Depreciation and amortization of
      premises and equipment...................          719          151
    Amortization of intangibles................        1,524        1,037
    Amortization of deferred loan fees
      and costs................................        4,701        2,072
    Gain on sale of loans......................       (3,574)        (925)
    Net increase in interest receivable........       (1,954)        (853)
    Net increase in other assets...............         (319)      (1,167)
    Net increase in other liabilities..........        8,111        5,330
                                                 -------------------------
           Total adjustments...................       16,181       10,219
                                                 -------------------------
           Net cash provided by operating
             activities........................       24,148       13,073
                                                 -------------------------
Cash flows from investing activities:
  Net (increase) decrease in money market
    investments................................      (14,980)       8,647
  Purchases of investment securities
    available-for-sale.........................      (52,324)
  Sale of investment securities
    available-for-sale.........................       36,833
  Net disbursements on loans...................     (392,454)    (197,541)
  Proceeds from sale of loans..................      107,941
  Assets acquired, net of cash.................      (17,557)
  Acquisition of premises and equipment........       (1,964)        (283)
                                                 -------------------------
           Net cash used in investing
             activities........................     (334,505)    (189,177)
                                                 -------------------------
Cash flows from financing activities:
  Net increase in deposits.....................       33,097
  Net increase in federal funds purchased and
    securities sold under agreements to
    repurchase.................................        8,000
  Net increase in other short-term borrowings..       38,523       46,940
  Proceeds from issuance of notes payable......      175,762      134,384
  Proceeds from issuance of common stock.......       50,000
  Capital contribution from Parent company.....       28,164
                                                 -------------------------
           Net cash provided by financing
             activities........................      333,546      181,324
                                                 -------------------------
Net increase in cash and due from banks .......       23,189        5,220
Cash and due from banks at beginning
  of year  ....................................        6,895        1,675
                                                 -------------------------
Cash and due from banks at end of year.........   $   30,084   $    6,895
                                                 =========================


                           STATEMENTS OF CHANGES IN
                             STOCKHOLDER'S EQUITY

                                                        Year ended
                                                        November 30
                                                 -------------------------
                                                     1994          1993
                                                 -------------------------
                                                       (In thousands)
Preferred Stock:
  Par value $25; authorized 25,000,000
    shares, none issued
Common Stock:
  Par value $5; authorized 1,000,000
    shares, 670,000 shares issued
    and outstanding
  Balance at beginning of the period...........     $  3,100      $ 3,100
  Issuance of common stock.....................          250
                                                 -------------------------
  Balance at end of the period.................        3,350        3,100
                                                 -------------------------
Additional paid-in capital:
  Balance at beginning of the period...........       25,200       25,200
  Issuance of common stock.....................       49,750
  Capital contribution from Parent company.....       28,164
                                                 -------------------------
  Balance at end of the period.................      103,114       25,200
                                                 -------------------------
Retained earnings:
  Balance at beginning of the period...........        2,972          118
  Net income...................................        7,967        2,854
                                                 -------------------------
  Balance at end of the period.................       10,939        2,972
                                                 -------------------------
  Net change in the fair value of investment
    securities available-for-sale, net of
    deferred taxes.............................       (2,473)
                                                 -------------------------
    Total stockholder's equity.................     $114,930      $31,272
                                                 =========================

--------------------------------------------------------------------------------
NOTE 30 - BANPONCE FINANCIAL CORP. (A SECOND - TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

      The following summarized financial information presents the consolidated financial position of BanPonce Financial Corp. and its subsidiaries Equity One, Inc. (formerly Spring Financial Services, Inc.) and Pioneer Bancorp, Inc. as of November 30, 1994 and 1993, and the results of their operations, cash flows and changes in stockholder's equity for the two years ended November 30, 1994 and for the eleven month period from inception date to November 30, 1992 (the financial information of Pioneer Bancorp, Inc. is only included since its acquisition effective March 31, 1994).

                            STATEMENTS OF CONDITION

                                                        November 30,
                                                --------------------------
                                                     1994         1993
                                                --------------------------
                                                      (In thousands)
ASSETS
  Cash and due from banks.....................     $   30,026    $  6,890
                                                --------------------------
  Money market investments....................         23,294       2,926
                                                --------------------------
  Investment securities available-for-sale,
    at market value...........................        126,760
                                                --------------------------
  Loans held-for-sale.........................         10,296
                                                --------------------------
  Loans  .....................................        860,819     390,157
    Less: Unearned income.....................         33,584      15,680
          Allowance for loan losses...........         12,082       5,323
                                                --------------------------
                                                      815,153     369,154
                                                --------------------------
  Other assets................................         21,256       5,844
  Intangible assets...........................         16,352       5,687
                                                --------------------------
         Total assets.........................     $1,043,137    $390,501
                                                ==========================

LIABILITIES AND STOCKHOLDER'S EQUITY
  Deposits:
  Non-interest bearing........................     $   47,002
  Interest bearing............................        278,800
                                                --------------------------
                                                      325,802
                                                --------------------------
  Federal funds purchased and securities
    sold under agreements to repurchase.......         13,000
  Other short-term borrowings, consisting of
    $85,000,000 term notes (1993 - $89,900,000),
    a $10,000,000 note with the Federal Home
    Loan Bank (FHLB) (Note 11) and a revolving
    credit facility with an affiliate of
    $69,800,000 (1993 - $33,800,000)..........        164,800    $123,677
  Notes payable (Note 12).....................        399,924     224,162
  Other liabilities...........................         25,779      12,455
  Stockholder's equity........................        113,832      30,207
                                                --------------------------
           Total liabilities and
             stockholder's equity.............     $1,043,137    $390,501
                                                ==========================


                             STATEMENTS OF INCOME

                                                             Eleven-month
                                            Year ended       period ended
                                            November 30,     November 30,
                                     -------------------------------------
                                         1994         1993         1992
                                     -------------------------------------
                                                 (In thousands)
Interest and fees:
  Loans  ............................    $66,486      $33,684     $17,596
  Money market and investment
    securities.......................      5,683          205          99
                                     -------------------------------------
                                          72,169       33,889      17,695
                                     -------------------------------------
Interest expense:
  Deposits...........................      8,091
  Short-term borrowings..............      9,707        4,643       2,408
  Long-term borrowings...............     18,060        9,531       5,743
                                     -------------------------------------
                                          35,858       14,174       8,151
                                     -------------------------------------
Net interest income..................     36,311       19,715       9,544
Provision for loan losses............      6,973        4,574       2,322
                                     -------------------------------------
Net interest income after provision
  for loan losses....................     29,338       15,141       7,222
Service charges on deposit accounts..        768
Other service fees...................      2,834        1,945       1,921
Other operating income...............      3,614
                                     -------------------------------------
                                          36,554       17,086       9,143
                                     -------------------------------------
Operating expenses...................     23,144       11,797       8,243
                                     -------------------------------------
Income before tax....................     13,410        5,289         900
Income tax...........................      5,477        2,199         481
                                     -------------------------------------
Net income...........................    $ 7,933      $ 3,090     $   419
                                     =====================================

--------------------------------------------------------------------------------
                           STATEMENTS OF CASH FLOWS

                                                                 Eleven-month
                                                Year ended       period ended
                                                November 30,     November 30,
                                          ------------------------------------
                                             1994         1993         1992
                                          ------------------------------------
                                                     (In thousands)
Cash flows from operating activities:
  Net income...........................    $  7,933    $   3,090     $    419
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
    Depreciation and amortization .....         719          151           94
    Provision for loan losses..........       6,973        4,574        2,322
    Amortization of intangibles........       1,524        1,037          976
    Amortization of deferred loan fees
      and costs........................       4,701        2,072          333
    Gain on sale of loans..............      (3,574)        (925)
    Net increase in interest receivable      (1,954)        (853)        (842)
    Net increase in other assets.......        (350)      (1,159)        (880)
    Net increase in other liabilities..       8,111        5,357        3,929
                                          ------------------------------------
        Total adjustments..............      16,150       10,254        5,932
                                          ------------------------------------
        Net cash provided by
          operating activities.........      24,083       13,344        6,351
                                          ------------------------------------
Cash flows from investing activities:
  Net (increase) decrease in money
    market investments.................     (14,968)       8,371      (11,629)
  Purchases of investment securities
    available-for-sale.................     (52,324)
  Sale of investment securities
    available-for-sale.................      36,833
  Net disbursements on loans...........    (392,454)    (197,541)     (90,485)
  Proceeds from sale of loans..........     107,941
  Assets acquired, net of cash.........     (17,557)
  Acquisition of premises and
    equipment..........................      (1,964)        (283)        (190)
                                          ------------------------------------
        Net cash used in investing
          activities...................    (334,493)    (189,453)    (102,304)
                                          ------------------------------------
Cash flows from financing activities:
  Net increase in deposits.............      33,097
  Net increase in federal funds
    purchased  and securities sold
    under agreements to repurchase.....       8,000
  Net increase in other short-term
    borrowings.........................      38,523       46,940       50,737
  Proceeds from issuance of notes
    payable............................     175,762      134,384       19,779
  Proceeds from issuance of common
    stock..............................      50,000
  Capital contribution from Parent
    company............................      28,164                    25,000
                                          ------------------------------------
        Net cash provided by
          financing activities.........     333,546      181,324       95,516
                                          ------------------------------------
Net increase (decrease) in cash and
  due from banks.......................      23,136        5,215         (437)
Cash and due from banks at
  beginning of period..................       6,890        1,675        2,112
                                          ------------------------------------
Cash and due from banks at end of
  period...............................    $ 30,026    $   6,890     $  1,675
                                          ====================================


                           STATEMENTS OF CHANGES IN
                             STOCKHOLDER'S EQUITY

                                                             Eleven-month
                                           Year ended        period ended
                                          November 30,       November 30,
                                    --------------------------------------
                                        1994         1993         1992
                                    --------------------------------------
                                                (In thousands)
Common Stock:
  Par value $1; authorized 10,000
    shares, 2,000 shares issued
    and outstanding
  Balance at beginning of the
    period.........................
  Issuance of common stock.........    $      2
                                    --------------------------------------
  Balance at end of the period.....           2
                                    --------------------------------------
Additional paid-in capital:
  Balance at beginning of the
    period.........................      27,000      $27,000      $ 2,000
  Issuance of common stock.........      49,999
  Capital contribution from parent
    company........................      28,164                    25,000
                                    --------------------------------------
  Balance at end of the period.....     105,163       27,000       27,000
                                    --------------------------------------
Retained earnings:
  Balance at beginning of the
    period.........................       3,207          117         (302)
  Net income.......................       7,933        3,090          419
                                    --------------------------------------
    Balance at end of the  period..      11,140        3,207          117
                                    --------------------------------------
  Net change in the fair value of
    investment securities
    available-for-sale, net of
    deferred taxes.................      (2,473)
                                    --------------------------------------
        Total stockholder's equity     $113,832      $30,207      $27,117
                                    ======================================