Form 10-Q
period 1995-03-31
BANPONCE CORP
filed 1995-05-15
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1995              Commission file number  0 - 13818
                   --------------                                      ---------

                             BANPONCE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Puerto Rico                                          66-041-6582
- ---------------------------                             ----------------------
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

                           Popular Center Building
                      209 Munoz Rivera Avenue, Hato Rey
                         San Juan, Puerto Rico  00918
                   (Address of principal executive offices)
                                  (Zip Code)


Registrant's telephone number, including area code     (809) 765-9800
                                                       --------------

                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X              No
                             ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

   Common Stock $6.00 Par value                        32,866,623
   ----------------------------        -----------------------------------------
         (Title of Class)              (Shares Outstanding as of March 31, 1995)

                             BANPONCE CORPORATION
                                    INDEX



Part I - Financial Information                                           Page
- ------------------------------                                          ------
 Item 1.  Financial Statements

             Unaudited consolidated statements of condition
              March 31, 1995 and December 31, 1994.                       3
                                                                        -----

             Unaudited consolidated statements of income -
              Quarters ended March 31, 1995 and 1994.                     4
                                                                        -----

             Unaudited consolidated statements of cash
              flows - Quarters ended March 31, 1995 and 1994.             5
                                                                        -----

             Notes to unaudited consolidated financial
              statements.                                                6-12
                                                                        -----

 Item 2.  Management's discussion and analysis of
            financial condition and results of operation.               13-21
                                                                        -----

Part II - Other Information
- ---------------------------

 Item 1.  Legal proceedings - None                                       N/A
                                                                        -----

 Item 2.  Changes in securities - None                                   N/A
                                                                        -----

 Item 3.  Defaults upon senior securities - None                         N/A
                                                                        -----

 Item 4.  Submission of matters to a vote of
           security holders - None                                       N/A
                                                                        -----

 Item 5.  Other information - None                                       N/A
                                                                        -----

 Item 6.  Exhibits and reports on Form 8-K                               22
                                                                        -----

  ---     Signature                                                      22
                                                                        -----

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                                             March 31,             December 31,
(In thousands)                                                                 1995                    1994
- ---------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                   $   369,605               $   442,316
- ---------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                               36,030                   265,000
 Time deposits with other banks                                                15,100                       100
 Banker's acceptances                                                             681                       570
- ---------------------------------------------------------------------------------------------------------------
                                                                               51,811                   265,670
- ---------------------------------------------------------------------------------------------------------------

Investment securities held to maturity, at cost
 (notes 3 and 4)                                                            3,020,105                 2,955,911
Investment securities available-for-sale,
 at market (notes 3 and 4)                                                  1,106,231                   839,226
Trading account securities, at market                                           7,169                     1,670
Loans held-for-sale                                                            25,646                    10,296
Loans (Note 4)                                                              8,271,609                 8,066,954
 Less - Unearned income                                                       303,538                   295,921
          Allowance for loan losses                                           157,467                   153,798
- ---------------------------------------------------------------------------------------------------------------
                                                                            7,810,604                 7,617,235
- ---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        328,459                   324,160
Other real estate                                                               8,206                    10,390
Customer's liabilities on acceptances                                             843                       902
Accrued income receivable                                                      84,183                    78,765
Other assets                                                                  102,209                   103,088
Intangible assets                                                             160,472                   128,729
- ---------------------------------------------------------------------------------------------------------------
                                                                          $13,075,543               $12,778,358
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                                    $ 1,778,136              $ 1,950,883
  Interest bearing                                                          7,602,298                7,061,552
- ---------------------------------------------------------------------------------------------------------------
                                                                            9,380,434                 9,012,435
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)                                    1,223,317                 1,438,038
Other short-term borrowings                                                   557,162                   573,841
Notes payable                                                                 593,178                   459,524
Senior debentures                                                              30,000                    30,000
Acceptances outstanding                                                           843                       902
Other liabilities                                                             202,291                   211,195
- ----------------------------------------------------------------------------------------------------------------
                                                                           11,987,225                11,725,935
- ---------------------------------------------------------------------------------------------------------------
Subordinated notes (Note 6)                                                    50,000                    50,000
- ---------------------------------------------------------------------------------------------------------------

Preferred stock of Banco Popular (Note 7)
- ---------------------------------------------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Preferred stock                                                              100,000                   100,000
 Common stock                                                                 197,200                   197,029
 Surplus                                                                      410,036                   409,445
 Retained earnings                                                            295,895                   272,458
 Unrealized gains (losses) on securities available-for-sale, net of
  deferred taxes (Note 2)                                                      (7,670)                  (19,366)
 Capital reserves                                                              42,857                    42,857
- ---------------------------------------------------------------------------------------------------------------
                                                                            1,038,318                 1,002,423
- --------------------------------------------------------------------------------------------------------------
                                                                          $13,075,543               $12,778,358
===============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                Quarter ended
                                                                                  March 31,

(Dollars in thousands, except per common share information)                 1995             1994
- ---------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                    $190,550         $147,803
 Money market investments                                                      986            2,140
 Investment securities                                                      58,568           49,459
 Trading account securities                                                    115                9
- ---------------------------------------------------------------------------------------------------
                                                                           250,219          199,411
- ---------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                   77,065           54,179
 Short-term borrowings                                                      25,374           14,018
 Long-term debt                                                             10,252            5,431
- ---------------------------------------------------------------------------------------------------
                                                                           112,691           73,628
- ---------------------------------------------------------------------------------------------------

Net interest income                                                        137,528          125,783
Provision for loan losses                                                   11,698           13,663
- ---------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                           125,830          112,120
Service charges on deposit accounts                                         18,090           17,175
Other service fees                                                          13,811           10,911
Gain on sale of investment securities                                           46              272
Trading account profit (loss)                                                  (50)             170
Other operating income                                                       5,656            4,596
- ---------------------------------------------------------------------------------------------------
                                                                           163,383          145,244
- ---------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                   41,530           39,042
 Profit sharing                                                              3,327            4,991
 Pension and other benefits                                                 15,561           11,286
- ---------------------------------------------------------------------------------------------------
                                                                            60,418           55,319
Net occupancy expense                                                        7,769            6,903
Equipment expenses                                                           9,383            8,203
Other taxes                                                                  5,631            4,432
Professional fees                                                            7,554            6,850
Communications                                                               5,603            4,904
Business promotion                                                           3,792            3,690
Printing and supplies                                                        2,781            2,101
Other operating expenses                                                    10,451            9,814
Amortization of intangibles                                                  4,936            4,361
- ---------------------------------------------------------------------------------------------------
                                                                           118,318          106,577
- ---------------------------------------------------------------------------------------------------

Income before tax and dividends on preferred stock of Banco Popular         45,065           38,667
Income tax                                                                  11,324            9,745
- ---------------------------------------------------------------------------------------------------

Income before dividends on preferred stock of Banco Popular                 33,741           28,922

Dividends on preferred stock of Banco Popular                                                   193
- ---------------------------------------------------------------------------------------------------

NET INCOME                                                                $ 33,741         $ 28,729
===================================================================================================

Net income applicable to common stock                                     $ 31,654         $ 28,729
===================================================================================================

EARNINGS PER COMMON SHARE (NOTE 9):                                       $   0.96         $   0.88
===================================================================================================




The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       For the quarter ended
                                                                                             March 31,
(In thousands)                                                                         1995             1994
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                       $    33,741      $    28,729
- ---------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization of premises and equipment                                10,288            9,346
 Provision for loan losses                                                              11,698           13,663
 Amortization of intangibles                                                             4,936            4,361
 Gain on sale of investment securities available-for-sale                                  (46)            (272)
 Gain on sale of premises and equipment                                                   (771)            (487)
 Gain on sale of loans                                                                  (1,571)            (985)
 Amortization of premiums and accretion of discounts on investments                       (700)           4,296
 Amortization of deferred loan fees and costs                                              142               77
 Net increase in postretirement benefit obligation                                       1,831            1,019
 Net increase in trading securities                                                     (5,499)          (9,630)
 Net (increase) decrease in interest receivable                                           (943)           4,339
 Net decrease (increase) in other assets                                                 8,465           (5,431)
 Net decrease in interest payable                                                       (2,191)          (4,199)
 Net increase in current and deferred taxes                                              7,051            5,677
 Net decrease in other liabilities                                                     (19,202)         (11,731)
- ---------------------------------------------------------------------------------------------------------------

Total adjustments                                                                       13,488           10,043
- ---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               47,229           38,772
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                              213,859          105,251
 Purchases of investment securities held-to-maturity                                (8,174,307)      (2,126,928)
 Maturities of investment securities held-to-maturity                                8,127,681        2,002,656
 Purchases of investment securities available to-maturity                             (327,377)        (168,024)
 Maturities of investment securities available-for-sale                                  1,894
 Sales of investment securities available-for-sale                                     143,244          281,524
 Net disbursements on loans                                                           (282,941)        (246,229)
 Proceeds from sale of loans                                                            63,263           28,220
 Acquisition of  mortgage loan portfolios                                                               (76,700)
 Decrease in loans held-for-sale                                                         5,796
 Assets acquired, net of cash                                                          (16,661)         (17,557)
 Acquisition of premises and equipment                                                 (18,434)         (24,295)
 Proceeds from sale of premises and equipment                                            5,850            9,736
- ---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (258,133)        (232,346)
- ---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                              184,618            5,811
 Net deposits acquired                                                                 163,636
 Net (decrease) increase in federal funds purchased and
  securities sold under agreements to repurchase                                      (287,290)          69,725
 Net (decrease) increase in other short-term borrowings                                (39,157)         106,714
 Proceeds from issuance of notes payable                                               145,923           14,934
 Payments of notes payable                                                             (20,003)              (2)
 Dividends paid                                                                        (10,297)          (8,183)
 Proceeds from issuance of common stock                                                    763              699
- ---------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                              138,193          189,698
- ---------------------------------------------------------------------------------------------------------------

Net decrease in cash and due from banks                                                (72,711)          (3,876)
Cash and due from banks at beginning of period                                         442,316          368,837
- ---------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                           $   369,605      $   364,961
===============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Velco, Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., including Banco Popular, FSB, and Pioneer Bancorp, Inc. (second tier subsidiaries) and Equity One, Inc., and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of March 31, 1995 and December 31, 1994, and their related statements of income and cash flows for the quarters ended March 31, 1995 and 1994. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments for a fair presentation of such results.

NOTE 2- ACCOUNTING CHANGES

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 which defines impaired loans, requires creditors to set up a valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation had $87.4 million in loans considered impaired which required an allowance of $14.7 million as of March 31, 1995. For the first quarter of 1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement. As allowed by SFAS 118, the Corporation continued using current practices of recognizing income for all impaired loans.

During the first quarter of 1994 the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, are classified as trading and continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at March 31, 1995 includes unrealized holding losses on securities available-for-sale of $7.7 million, net of deferred taxes, as compared with $3.1 million in unrealized gains at March 31, 1994.

NOTE 3 - INVESTMENT SECURITIES

The maturities as of March 31, 1995 and market value for the following investment securities are:

Investment securities held-to-maturity:

                                                                            March 31,
                                                            1995                               1994

                                                 Book Value       Market Value     Book Value       Market Value
                                                 ---------------------------------------------------------------
U.S. Treasury (average maturity of
 1 year)                                         $1,912,231       $1,901,025       $2,206,380       $2,203,787
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 2 years)                               249,509          244,949          408,100          407,413
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 3 months)                  217,037          220,211          210,054          215,930
Collateralized mortgage obligations (average
  maturity of 1 year and 10 months)                 439,613          427,884          517,662          508,988
Mortgage-backed securities (average
  maturIty of 4 years and 11 months)                146,015          141,573           67,747           65,292
Others (average maturity of 7 years
 and 3 months)                                       55,700           55,733           39,884           39,984
                                                 -------------------------------------------------------------

                                                 $3,020,105       $2,991,375       $3,449,827       $3,441,394
                                                 =============================================================

Investment securities available-for-sale:

                                                                            March 31,
                                                            1995                               1994

                                                 Amortized Cost   Market Value     Amortized Cost   Market Value
                                                 ---------------------------------------------------------------
U.S. Treasury (average maturity
 of 2 years and 2 months)                        $  597,602       $  588,337       $  558,700       $  562,572
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 2 years and 1 month)                   100,559           99,573           78,776           79,056
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 3 years and 1 month)                             28,430           27,872           27,135           27,135
Collateralized mortgage obligations (average
  maturity of 3 year and 11 months)                  52,872           52,305           18,000           18,000
Mortgage-backed securities (average
  maturity of 6 years and 10 months)                250,765          250,015           19,727           19,727
Others (average maturity of 10 months)               86,473           88,129           13,688           13,688
                                                 -------------------------------------------------------------

                                                 $1,116,701       $1,106,231       $  716,026       $  720,178
                                                 =============================================================


NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $1,963,134 (1994 - $1,921,301) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 1995 amounted to $18,130 and $54,834, respectively. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES

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
                                                                          -------
                                                                          $50,000
                                                                          =======


NOTE 7 - PREFERRED STOCK OF BANCO POPULAR

Banco Popular has 200,000 shares of authorized preferred stock with a par value of $100. Of these, 110,000 were issued and outstanding until June 30, 1994, when the shares were redeemed at par value.

NOTE 8 - STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,866,623 are issued and outstanding at March 31, 1995. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25 per share. Authorized preferred stock is 10,000,000 shares without par value.

NOTE 9 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $31,654 and $28,729 for the quarters ended March 31, 1995 and 1994, respectively, after deducting the dividends on preferred stock. EPS are based on 32,866,623 and 32,756,219 average shares outstanding during the first quarter of 1995 and 1994, respectively.

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 1995 the Corporation paid interest and income taxes amounting to $117,421 and $1,392, respectively (1994 - $81,843 and $152). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 1995, amounted to $1,963 and $859, respectively (1994 - $254 and $620). The Corporation's stockholders' equity at March 31, 1995 includes $7.7 million, in unrealized holding losses on securities available-for-sale, net of deferred taxes, as compared with unrealized gains of $3.1 million at March 31, 1994.

NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF
           BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Banco Popular, FSB and Pioneer Bancorp, Inc. (second tier subsidiaries) as of March 31, 1995 and 1994, and the results of their operations for the quarters then ended.


                       POPULAR INTERNATIONAL BANK, INC.
                            STATEMENT OF CONDITION
                                (In thousands)


                                                               March 31,
                                                               ---------

                                                          1995            1994
                                                          ----            ----
Assets:

Cash                                                  $   29,748        $ 12,632
Money market investments                                  32,281           8,036
Investment securities                                    314,366         113,742
                                                      ----------        --------

Loans                                                    907,460         640,373
Less: Unearned income                                     35,297          25,008
      Allowance for loan losses                           12,768           9,566
                                                      ----------        --------
                                                         859,395         605,799
Other assets, consisting principally of
 intangible assets, including goodwill, net               56,503          35,956
                                                      ----------        --------

   Total Assets                                       $1,292,293        $776,165
                                                      ==========        ========

Liabilities and Stockholder's Equity:

Deposits                                              $  526,757        $292,705
Short-term borrowings                                    142,005         163,110
Notes payable                                            479,380         239,117
Other liabilities                                         23,957          20,433
Stockholder's equity                                     120,194          60,800
                                                      ----------        --------

   Total Liabilities and Stockholder's Equity         $1,292,293        $776,165
                                                      ==========        ========

                       POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                (In thousands)



                                                            Quarter ended
                                                               March 31,

                                                        1995              1994
                                                      -------------------------
Income:

Interest and fees                                     $25,951           $10,859
Other service fees                                      2,899             1,395
                                                      -------           -------

         Total income                                  28,850            12,254
                                                      -------           -------

Expenses:

Interest expense                                       14,625             5,281
Provision for loan losses                               1,554             1,371
Operating expenses                                      8,044             3,259
                                                      -------           -------

         Total expenses                                24,223             9,911
                                                      -------           -------

Income before income tax                                4,627             2,343
Income tax                                              1,886               979
                                                      -------           -------

         Net income                                   $ 2,741           $ 1,364
                                                      =======           =======

NOTE 12 - BANPONCE FINANCIAL CORP. (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Banco Popular, FSB and Pioneer Bancorp Inc., as of March 31, 1995 and 1994, and the results of their operations for the quarters then ended.


                           BANPONCE FINANCIAL CORP.
                            STATEMENT OF CONDITION
                                (In thousands)

                                                                        March 31,
                                                                        ---------

                                                              1995                     1994
                                                              ----                     ----
Assets:

Cash                                                      $   29,713                 $ 12,612
Money market investments                                      31,237                    7,041
Investment securities                                        314,366                  113,742
                                                          ----------                 --------

Loans                                                        907,460                  640,373
Less: Unearned income                                         35,297                   25,008
      Allowance for loan losses                               12,768                    9,566
                                                          ----------                 --------
                                                             859,395                  605,799
Other assets, consisting principally of
 intangible assets, including goodwill, net                   56,494                   35,931
                                                          ----------                 --------

   Total Assets                                           $1,291,205                 $775,125
                                                          ==========                 ========

Liabilities and Stockholder's Equity:

Deposits                                                  $  526,757                 $292,705
Other short-term borrowings                                  142,005                  163,111
Notes payable                                                479,380                  239,117
Other liabilities                                             23,957                   20,433
Stockholder's equity                                         119,106                   59,759
                                                          ----------                 --------

   Total Liabilities and Stockholder's Equity             $1,291,205                 $775,125
                                                          ==========                 ========

                           BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                (In thousands)

                                                              Quarter ended
                                                                March 31,

                                                           1995            1994
                                                         ------------------------
Income:

Interest and fees                                        $25,938          $10,851
Other service fees                                         2,899            1,394
                                                         -------          -------

         Total income                                     28,837           12,245
                                                         -------          -------

Expenses:

Interest expense                                          14,625            5,281
Provision for loan losses                                  1,554            1,371
Operating expenses                                         8,020            3,226
                                                         -------          -------

         Total expenses                                   24,199            9,878
                                                         -------          -------

Income before income tax                                   4,638            2,367
Income tax                                                 1,886              979
                                                         -------          -------

         Net income                                      $ 2,752          $ 1,388
                                                         =======          =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its wholly-owned subsidiaries:

- -        Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing), Popular Consumer Services, Inc. and Popular Mortgage, Inc.
- -        Vehicle Equipment Leasing Company (VELCO)
- -        Popular International Bank, Inc. and its wholly-owned subsidiaries
         BanPonce Financial Corp. (BanPonce Financial) including Pioneer Bancorp, Inc. (Pioneer) and Banco Popular, FSB, second tier subsidiaries, and Equity One, Inc. (Equity One).

Popular Mortgage, Inc. was incorporated to acquire the $123 million in assets that were purchased on March 31, 1995 by Banco Popular from Puerto Rico Home Mortgage. Banco Popular, FSB, is a new subsidiary of the Ban Ponce Financial Corporation, which acquired from the Resolution Trust Corporation, in January 1995, four branches of the former Carteret Federal Savings Bank in New Jersey, with deposits of approximately $182 million. Pioneer, a full-service banking operation in Chicago, was acquired on March 31, 1994.

This financial review should be read in conjunction with the unaudited consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

Net income reported for the first quarter of 1995 was $33.7 million, compared with $28.7 million for the same quarter of 1994, an increase of $5 million or 17.4%. Net income for the last quarter of 1994 was $32.6 million. Earnings per common share (EPS) for the quarter were $0.96, based on 32,866,623 average shares outstanding, as compared with EPS of $0.88 for the same period in 1994, based on 32,756,219 average shares outstanding. EPS for the last quarter of 1994 were $0.93. The Corporation's return on assets (ROA) and return on common equity (ROE) for the first quarter were 1.06% and 13.96%, respectively, as compared with 1.00% and 13.78%, for the first three months of 1994. For the last quarter of 1994 these ratios were 1.03% and 13.54%, respectively.

The increase in net income for the quarter ended on March 31, 1995, as compared with the same quarter last year, resulted from a rise of $11.7 million in net interest income, an increase of $4.4 million in other operating income and a decrease of $2.0 million in the provision for loan losses. These improvements were partially offset by increases of $11.7 million and $1.6 million in operating expenses and income taxes, respectively.

NET INTEREST INCOME

Net interest income for the quarter ended March 31,1995 increased to $137.5 million, or 9.3% higher than the $125.8 million reported in the same quarter of 1994. On a taxable equivalent basis, net interest income rose to $147.1 million for the first quarter of 1995, from the $137.3 million reported for the same quarter of 1994. This rise is the net effect of a $19.0 million increase due to a higher volume of average earning assets partially offset by a $9.2 million decrease due to a lower net interest margin on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets increased $1.3 billion, reaching $12.1 billion for the first quarter of 1995 compared with $10.8 billion for the same quarter of 1994. The rise relates primarily to higher averages of commercial, including construction, and mortgage loans which increased $544 million and $520 million, respectively.

The increase in commercial loans was principally achieved at Banco Popular. In addition, commercial loans at Pioneer averaged $138 million during the first quarter of 1995. The rise in mortgage loans was experienced at Banco Popular and Equity One. Average consumer loans grew $262 million, mostly in home equity and auto loans, while the leasing portfolio averaged $81 million more in 1995.

The average yield on earning assets, on a taxable equivalent basis, for the first quarter of 1995 rose 81 basis points to 8.61%, compared with 7.80% for the first quarter of 1994. The average yield on loans, on a taxable equivalent basis, was 9.79% compared with 9.24% reported for the first three months of 1994. The rise in yield in commercial loans was the principal contributor to this increase. The yield of the commercial loan portfolio for the first quarter of 1995, on a taxable equivalent basis, was 9.03%, 160 basis points higher than the 7.43% reported for the first quarter of 1994. This rise is directly related to the increases in the prime rate since the first quarter of 1994. Mortgage loans also experienced an increase of 23 basis points in their taxable equivalent yield. The yield of the leasing portfolio remained stable during the first quarter of 1995, averaging 12.27% compared with 12.25% in the first quarter of 1994. The average yield on consumer loans declined 26 basis points from 12.09% in the first quarter of 1994 to 11.83% in 1995. The latter is related to a higher amount of secured loans within the consumer portfolio, particularly home equity loans which carry a lower yield, and to the strong competition in the Puerto Rico consumer loan market.

The yield on investment securities, on a taxable equivalent basis, increased to 6.39% from 5.80% reported for the first quarter of 1994. This increase is due to the reinvestment of the proceeds from securities that matured in 1994 and 1995 during a rising rate scenario.

On the liability side, average interest bearing liabilities for the first three months of 1995 were $9.9 billion compared with $8.9 billion for the same period of 1994. The increase was principally the result of a higher volume of deposits and borrowings. Pioneer and Banco Popular, FSB contributed approximately $474 million or 68% of the total increase in average deposits.

Average interest bearing deposits increased $651 million, including a rise of $480 million in average certificates of deposits which have been more attractive to customers during the current higher interest rate environment. Average savings accounts rose $128 million, while demand deposits increased by $50 million. The average cost of interest bearing deposits for the first three months of 1995 was 4.14% compared with 3.19% for the same period in 1994. The increase is the result of a rise of 165 basis points on the average cost of time deposits, an increase of 75 basis points in NOW and money market deposits and a rise of 14 basis points in savings accounts. These rises are primarily the result of the rising rate scenario that has prevailed through 1994 and the beginning of 1995.

Average borrowings rose $364 million, mainly due to a higher amount of medium-term notes issued by BanPonce Financial to finance the operations of Equity One and a higher amount of borrowings by the Corporation. The average cost of short-term borrowings increased to 5.63% from 3.28%. The average cost of long- term debt also increased in 1995 reaching 6.51% compared with 6.07% for the same period of 1994.

The average cost of interest bearing liabilities increased 124 basis points, from 3.33% reported for the first quarter of 1994 to 4.57% for the same period in 1995. The total cost of funding earning assets rose to 3.73% from 2.72% reported for the first quarter of 1994. The net interest yield, on a taxable equivalent basis, decreased to 4.88% from 5.08% reported in the first quarter of 1994.

Table A summarizes the results previously explained.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                                            First Quarter
- -------------------------------------------------------------------------------------------------
                                                  1995 Average                1994 Average
                                            -----------------------------------------------------
                                            Balance       Rate          Balance           Rate
                                            -----------------------------------------------------
Earning assets                              $12,068       8.61%         $10,809           7.80%
                                            =======                     =======

Financed by:
 Interest
 bearing funds                              $ 9,871       4.57%           8,856           3.33%

Non-interest
 bearing funds                                2,197                       1,953
                                            -------                     -------

 TOTAL                                      $12,068       3.73%         $10,809           2.72%
                                            =======                     =======

Net interest income
 per books                                  $ 137.5                     $ 125.8

Taxable equivalent
 adjustment                                     9.6                        11.5
                                            -------                     -------

Net interest income on a
 taxable equivalent basis                   $ 147.1                     $ 137.3
                                            =======                     =======

Spread                                                    4.04%                           4.47%
Net interest yield                                        4.88%                           5.08%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation's provision for loan losses was $11.7 million for the first quarter of 1995, as compared with $13.7 million for the same quarter of 1994, decreasing $2.0 million or 14.4%.

This decline is mainly due to an improvement in the asset quality that resulted in a lower ratio of net charge-offs during the period. The provision for the last quarter of 1994 was $12.5 million.

As presented in Table B, net charge-offs for the first quarter of 1995 totaled $8.0 million or 0.41% of average loans, representing a decline of $1.6 million or 16.6% compared with the same quarter of 1994 when net charge-offs were $9.6 million or 0.60% of average loans. These amounts compare with $8.2 million and 0.43%, respectively, for the fourth quarter of 1994.

TABLE B

                           Provision for              Net               Allowance for
Quarter Ended               Loan Losses           Charge-offs            Loan Losses
- --------------             -------------          -----------           ------------
                                                 (In millions)
March 31, 1995                 $11.7                $ 8.0                  $157.5
December 31, 1994               12.5                  8.2                   153.8
September 30, 1994              13.5                 10.5                   149.4
June 30, 1994                   14.0                  8.6                   146.4
March 31, 1994                  13.7                  9.6                   140.9

Commercial loans net charge-offs decreased $0.9 million as compared with the first quarter of 1994, from $5.0 million for the quarter ended on March 31, 1994 to $4.1 million in the first quarter of 1995, a reduction of 17.3%. Lease financing and consumer loans net charge-offs decreased $0.6 million and $0.3 million, respectively. All these reductions are the result of the sustained economic improvement and the continuous efforts in the collection of troubled and charged-off loans. On the other hand, credit losses on mortgage loans increased $0.2 million, mostly related to the growth in Equity One's portfolio.

At March 31, 1995, the allowance for loan losses stood at $157.5 million, or 1.97% of loans. At the same date of 1994 the allowance for loan losses amounted to $140.9 million or 2.07% of loans. Despite the small decrease in the ratio of allowance to loans, the Corporation continues enjoying a strong allowance position due to the growth in the secured portion of the loan portfolio where no significant losses are foreseen. The allowance for loan losses at December 31, 1994 was $153.8 million or 1.98% of loans.

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 which defines impaired loans, requires creditors to set up a valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation had $87.4 million in loans considered impaired which required an allowance of $14.7 million as of March 31, 1995. For the first quarter of 1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement. As allowed by SFAS 118, the Corporation continued using current practices of recognizing income for all impaired loans.

Table C presents the movement in the allowance for loan losses and shows selected loan loss statistics for the quarters ended March 31, 1995 and 1994.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                          First Quarter

(Dollars in thousands)                                                1995             1994
- ---------------------------------------------------------------------------------------------
Balance at beginning of period                                      $153,798         $133,437
Allowances purchased                                                                    3,473
Provision for loan losses                                             11,698           13,663
                                                                    -------------------------
                                                                     165,496          150,573
                                                                    --------------------------

Losses charged to the allowance
  Commercial                                                           5,855            6,126
  Construction                                                                            100
  Lease financing                                                      1,195            1,627
  Mortgage                                                               336              111
  Consumer                                                             6,958            7,559
                                                                    -------------------------
                                                                      14,344           15,523
                                                                    -------------------------

Recoveries
  Commercial                                                           1,755            1,171
  Construction                                                            54              190
  Lease financing                                                        713              559
  Mortgage                                                                79
  Consumer                                                             3,714            3,979
                                                                    -------------------------
                                                                       6,315            5,899
                                                                    -------------------------

Net loans charged-off                                                  8,029            9,624
                                                                    -------------------------
Balance at end of period                                            $157,467         $140,949
                                                                    =========================

Ratios:

 Allowance for losses to loans                                          1.97%            2.07%
 Allowance to non-performing assets                                   126.85           120.18
 Allowance to non-performing loans                                    139.36           145.73
 Non-performing assets to loans                                         1.55             1.72
 Non-performing assets to total assets                                  0.95             0.97
 Net charge-offs to average loans                                       0.41             0.60
 Provision to net charge-offs                                           1.46X            1.42X
 Net charge-offs earnings coverage                                      7.07             5.44

CREDIT QUALITY

Non-performing assets consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgage and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

As of March 31, 1995, non-performing assets (NPA) amounted to $124.1 million compared with $117.3 million at March 31, 1994. Although there was a slight increase in the amount of NPA, the ratio of NPA to loans decreased, reaching 1.55% as of March 31, 1995, from 1.72% a year ago. NPA were $107.6 million or 1.38% of loans at December 31, 1994.

TABLE D

                                                           NPA                 Allowance
                                                          as a %                as a %
   Date                                 NPA              of Loans               of NPA
- -------------------------------------------------------------------------------------------
                                    (In millions)
March 31, 1995                         $124.1             1.55%                  126.9%
December 31, 1994                       107.6             1.38                   142.9
September 30, 1994                      118.0             1.57                   126.7
June 30, 1994                           115.9             1.60                   126.4
March 31, 1994                          117.3             1.72                   120.2

Non-performing loans increased $16.3 million, from $96.7 million as of March 31, 1994 to $113.0 million as of March 31, 1995. Most of the increase was reflected in non-performing commercial and construction loans which increased $11.3 million, mostly due to the portfolio growth and the adoption, as previously mentioned, of SFAS 114. This statement requires that a loan for which foreclosure of collateral is probable should continue to be accounted for as a loan and not as an in-substance foreclosed asset. Based on this requirement the Corporation reclassified $3.7 million from in-substance foreclosed assets to non-performing commercial loans. In addition, non-performing mortgage loans increased $6.6 million, partially offset by reductions in non-performing consumer and lease financing loans of $1.1 million and $0.5 million, respectively. The increase in non-performing mortgage loans was mainly due to the growth in the portfolio. Renegotiated loans decreased $5.7 million, from $8.6 million at March 31, 1994, to $2.9 million at the end of the first quarter of 1995. Other real estate decreased, mainly due to the reclassification of in-substance foreclosed assets mentioned above. Table D presents NPA for the current and previous four quarters.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding closed-end consumer loans from non-accruing loans, non-performing assets as of March 31, 1995, amounted to $95.0 million or 1.19% of loans, and the allowance for loan losses would be 165.78% of non-performing assets. At March 31, 1994 and December 31, 1994 adjusted non-performing assets would have been $88.9 million or 1.31% of loans and $78.2 million or 1.01% of loans, respectively.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of March 31, 1995, amounted to $9.5 million as compared with $14.3 million at March 31, 1994, and $15.0 million at December 31, 1994.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, totaled $37.5 million for the first three months of 1995, an increase of 13.4% or $4.4 million over the $33.1 million recorded for the same period in 1994.

Service charges on deposit accounts contribute a significant portion of fee income for the Corporation. These service charges represent the largest category of other operating income, and amounted to $18.1 million for the first quarter of 1995, an increase of 5.3% when compared with $17.2 million reported for the first quarter of 1994. This increase is attributed to an increase in the fees collected on returned checks and a higher customer deposit base due to growth and acquisitions. The operations of Banco Popular, FSB and Pioneer contributed $0.4 million in service charges on deposit accounts.

Other service fees rose $2.9 million, from $10.9 million reported for the first three months of 1994 to $13.8 million for the same period of 1995, as a result of the Corporation's continuing focus on improving non-interest revenues. The rise in credit card fees, credit life insurance fees and other fees amounted to $1.5 million and represented 53% of the total increase. The growing volume of transactions at point-of-sale (POS) terminals and other electronic transactions resulted in an increase of $0.3 million in other fees collected while Pioneer reflected $0.4 million in this category.

Other operating income increased $1.1 million reaching $5.7 million for the first quarter of 1995. A significant portion of this increase was attained through a higher amount of gains recognized on the sale of daily rental units by the leasing subsidiaries and the remainder through sales of mortgage loans by Equity One.

During the first three months of 1995, the Corporation realized net losses on sale of securities and trading activities of four thousand dollars compared with gains of $0.4 million for the first three months of 1994.

OPERATING EXPENSES

Operating expenses for the first quarter of 1995 were $118.3 million compared with $106.6 million for the same quarter in 1994, an increase of $11.7 million or 11%.

Personnel costs, the largest category of operating expenses, accounted for 51.1% of the total operating expenses for the first three months of 1995, reaching $60.4 million compared with 51.9% and $55.3 million, respectively, a year earlier. Salaries increased $2.5 million or 6.4% primarily due to the salaries of the operations of Pioneer and Banco Popular, FSB which amounted to $1.4 million to the annual merit increases. The profit sharing expense of $3.3 million for the first quarter of 1995 was $1.7 million below the $5.0 million recorded during 1994 as a result of an amendment to the plan in order to encourage stronger profitability ratios. Pension and other benefits rose $4.3 million from $11.3 million for the first quarter of 1994 to $15.6 million for the same period in 1995. This rise reflects the implementation in

Banco Popular of a voluntary early retirement plan for employees meeting certain eligibility requirements. This plan, which will be available until May 1, 1995, had a total cost of $2.7 million during this quarter.

Other operating expenses, excluding personnel costs, totaled $57.9 million, a 13.0% rise from the $51.3 million reported during the first quarter of 1994. The main increase was in other taxes, as a result of the growth in business activity of the Corporation and higher rates for property and municipal license taxes in Puerto Rico. Equipment expenses, basically depreciation and communication expenses rose significantly due to the development of new products and services, and the expansion of the electronic payment system and POS terminals. During the first quarter of 1995, 465 additional POS terminals and seven ATM machines were installed. A total of 4,255 POS terminals have been installed since Banco Popular began its electronic payment system initiatives. Other categories showing increases are: net occupancy expenses, professional fees, printing and supplies and amortization of intangibles, mainly as a result of the Corporation's growth and expansion costs. The operations of Pioneer and Banco Popular, FSB added $2.5 million in other operating expenses to this quarter.

Income tax expense for the quarter ended March 31, 1995 reached $11.3 million, compared with $9.7 million for the same quarter of 1994. The increase is a result of higher operating income for the quarter and an increase in the disallowance of interest expense related to tax-exempt assets partially offset by a reduction in the deferred tax liability for certain capital assets with different book and tax bases that was originally recorded using the regular income tax rate instead of the capital gains tax rate.

BALANCE SHEET COMMENTS

At March 31, 1995 the Corporation's total assets reached $13.1 billion, reflecting an increase of 8.7% when compared with $12.0 billion at March 31, 1994. Total assets at the end of 1994 were $12.8 billion. Average assets for the first quarter of 1995 were $12.9 billion compared with $11.6 billion for the same period in 1994. Average assets for the year 1994 totaled $12.2 billion.

Earning assets at March 31, 1995 amounted to $12.2 billion compared with $11.2 billion at March 31, 1994 and $11.8 billion at December 31, 1994. Loans amounted to $8.0 billion at March 31, 1995 compared with $6.8 billion a year ago and $7.8 billion at the end of 1994. All loan categories showed increases. Commercial and construction loans reflected a strong growth due to an overall improvement in the economic environment and a higher market share in Puerto Rico, increasing from $2.7 billion at March 31, 1994 to $3.1 billion at March 31, 1995, a rise of $422.0 million or 15.7%. Mortgage loans rose $460.3 million or 25.9% as compared with March 31, 1994, particularly at Banco Popular and Equity One. Mortgage loans amounted to $2.2 billion as of March 31, 1995, compared with $1.8 billion at the end of the first quarter of 1994. On March 31, 1995, Banco Popular acquired approximately $123 million in assets and a mortgage servicing portfolio of $1.8 billion from Puerto Rico Home Mortgage. Through this acquisition, Banco Popular became Puerto Rico's largest mortgage servicing institution. Consumer loans increased $229.3 million or 11.9% and the lease financing portfolio rose $66.8 million or 16.2% as compared with March 31, 1994, reflecting the economic recovery and strong marketing efforts.

Total deposits were $9.4 billion at March 31, 1995, compared with $8.8 billion at March 31, 1994, an increase of $559.3 million. Most of the increase was attained at Banco Popular, where total deposits increased $339 million. Also, Banco Popular, FSB, contributed to the increase with deposits of $175.4 million at March 31, 1995. Total deposits at December 31, 1994 were $9.0 billion.

Borrowings increased $304.9 million as compared with the prior year. This rise is mainly due to an increase of $170 million in medium-term notes outstanding issued by BanPonce Financial and additional debt issued by the Corporation to finance the growth in operations of its leasing and consumer finance subsidiaries in Puerto Rico.

Subordinated notes decreased to $50 million from $62 million outstanding a year ago due to the prepayment in July 1994 of an 8.50% note due in 1996. Also, the $11 million in preferred stock of Banco Popular were redeemed at par value on June 30, 1994.

Stockholders' equity at March 31, 1995, amounted to $1.0 billion, compared with $858.5 million at March 31, 1994. The increase is mainly due to the issuance on June 27, 1994 of 4,000,000 shares of non-cumulative preferred stock which raised $96.7 million in additional capital and to earnings retention. The Corporation's stockholders' equity at March 31, 1995 includes an allowance of $7.7 million, net of taxes, in unrealized holding losses on securities available-for-sale, as required by SFAS 115, compared with unrealized holding gains of $3.1 million a year ago.

Book value per common share increased to $28.55 as of March 31, 1995, compared with $26.21 as of the same date last year. The Corporation's Tier I, total capital and leverage ratios at March 31, 1995 were 12.31%, 13.72% and 7.31%, respectively, as compared with 11.72%, 13.35% and 6.90%, at March 31, 1994. Effective March 31, 1995, a portion of the deferred tax asset of the Corporation is disallowed in the computation of Tier I capital as required by regulatory agencies. This new requirement does not have a material effect on the Corporation's capital ratios which continue well above the minimum standards established by regulatory agencies.

The Corporation's dividend payout ratio to common stockholders for the quarter ended March 31, 1995 was 25.94%. Effective for the dividend payable on July 3, 1995, the Corporation raised its quarterly dividend from $0.25 to $0.30 per common share.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a) Exhibit No.                 Description Exhibit                       Reference
   --------------                 -------------------                       ---------
         19             Quarterly Report to shareholders for the            Exhibit "A"
                            period ended March 31, 1995

         27             Financial Data Schedule                             Exhibit "B"


   b) One report on Form 8-K was filed for the quarter ended March 31, 1995:

        Dated:             March 7, 1995

        Item reported:     Item 5 - Other Events
                           Item 7 - Financial Statements Pro-Forma, Financial
                                    Information and Exhibits

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.


                                              BANPONCE CORPORATION
                                              --------------------
                                                   (Registrant)




Date:                                         By:  /s/ DAVID H. CHAFEY, JR.
       --------------                              ----------------------------
                                                   David H. Chafey, Jr.
                                                   Executive Vice President





Date:                                         By:  /s/ AMILCAR L. JORDAN
       --------------                              ----------------------------
                                                   Amilcar L. Jordan, Esq.
                                                   Senior Vice President
                                                   & Comptroller