Form 10-Q
period 1995-06-30
BANPONCE CORP
filed 1995-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q
                                  -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1995        Commission file number    0 - 13818
                   -------------                                  ---------


                               BANPONCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                         66-041-6582
------------------------                               ------------------
(State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)


                            Popular Center Building
                       209 Munoz Rivera avenue, Hato Rey
                          San Juan, Puerto Rico  00918
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code          (809) 765-9800
                                                            --------------
                                 Not Applicable
--------------------------------------------------------------------------------

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

                     Yes      X              No
                          --------               ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


 Common Stock $6.00 Par value                        32,893,968
-----------------------------          ---------------------------------------
     (Title of Class)                  (Shares Outstanding as of June 30, 1995)

                              BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                                            Page
------------------------------                                                           ------
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  June 30, 1995 and December 31, 1994.                                     3
                                                                                         ------

                 Unaudited consolidated statements of income -
                  Quarters and Semesters ended June 30, 1995 and 1994.                     4
                                                                                         ------

                 Unaudited consolidated statements of cash
                  flows - Semesters ended June 30, 1995 and 1994.                          5
                                                                                         ------

                 Notes to unaudited consolidated financial
                  statements.                                                             6-12
                                                                                         ------

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.                           13-23
                                                                                         ------

Part II - Other Information
---------------------------

    Item 1.  Legal proceedings - None                                                     N/A
                                                                                         ------

    Item 2.  Changes in securities - None                                                 N/A
                                                                                         ------

    Item 3.  Defaults upon senior securities - None                                       N/A
                                                                                         ------

    Item 4.  Submission of matters to a vote of
               security holders - None                                                    N/A
                                                                                         ------

    Item 5.  Other information - None                                                     N/A
                                                                                         ------

    Item 6.  Exhibits and reports on Form 8-K                                              24
                                                                                         ------

      ---         Signature                                                                24
                                                                                         ------

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                                             June 30,             December 31,
(In thousands)                                                                 1995                   1994
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $   411,420               $  442,316
--------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                              623,118                   265,000
 Time deposits with other banks                                                 5,255                       100
 Banker's acceptances                                                             866                       570
---------------------------------------------------------------------------------------------------------------
                                                                              629,239                   265,670
---------------------------------------------------------------------------------------------------------------

Investment securities held to maturity, at cost
 (notes 3 and 4)                                                            3,384,693                 2,955,911
Investment securities available-for-sale,
 at market (notes 3 and 4)                                                  1,186,292                   839,226
Trading account securities, at market                                         200,527                     1,670
Loans held-for-sale                                                            27,706                    10,296
Loans (Note 4)                                                              8,483,950                 8,066,954
 Less - Unearned income                                                       311,328                   295,921
          Allowance for loan losses                                           158,734                   153,798
---------------------------------------------------------------------------------------------------------------
                                                                            8,013,888                 7,617,235
---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        327,194                   324,160
Other real estate                                                               9,767                    10,390
Customer's liabilities on acceptances                                           1,411                       902
Accrued income receivable                                                     101,991                    78,765
Other assets                                                                  124,342                   103,088
Intangible assets                                                             154,832                   128,729
---------------------------------------------------------------------------------------------------------------
                                                                          $14,573,302               $12,778,358
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                                    $ 1,840,835               $ 1,950,883
  Interest bearing                                                          7,767,104                 7,061,552
---------------------------------------------------------------------------------------------------------------
                                                                            9,607,939                 9,012,435
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)                                    2,135,591                 1,438,038
Other short-term borrowings                                                   773,366                   573,841
Notes payable                                                                 674,009                   459,524
Senior debentures                                                              30,000                    30,000
Acceptances outstanding                                                         1,411                       902
Other liabilities                                                             227,816                   211,195
---------------------------------------------------------------------------------------------------------------
                                                                           13,450,132                11,725,935
---------------------------------------------------------------------------------------------------------------
Subordinated notes (Note 6)                                                    50,000                    50,000
---------------------------------------------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Preferred stock                                                              100,000                   100,000
 Common stock                                                                 197,364                   197,029
 Surplus                                                                      410,687                   409,445
 Retained earnings                                                            318,000                   272,458
 Unrealized gains(losses) on securities available-for-sale, net of
  deferred taxes (Note 2)                                                       4,262                   (19,366)
 Capital reserves                                                              42,857                    42,857
---------------------------------------------------------------------------------------------------------------
                                                                            1,073,170                 1,002,423
---------------------------------------------------------------------------------------------------------------
                                                                          $14,573,302               $12,778,358
===============================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                 Quarter ended               For the six  months ended
                                                                   June 30,                         June 30,
(Thousands of dollars except per share amounts)              1995              1994            1995              1994
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                      $200,530         $162,667         $391,080         $310,470
 Money market investments                                      3,596            1,209            4,582            3,349
 Investment securities                                        63,567           56,081          122,135          105,540
 Trading account securities                                    1,125               43            1,240               52
-----------------------------------------------------------------------------------------------------------------------
                                                             268,818          220,000          519,037          419,411
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                     84,585           60,722          161,650          114,901
 Short-term borrowings                                        29,246           17,283           54,620           31,301
 Long-term debt                                               12,867            6,421           23,119           11,852
-----------------------------------------------------------------------------------------------------------------------
                                                             126,698           84,426          239,389          158,054
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                          142,120          135,574          279,648          261,357
Provision for loan losses                                     12,646           14,037           24,344           27,700
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                             129,474          121,537          255,304          233,657
Service charges on deposit accounts                           19,552           18,050           37,642           35,225
Other service fees                                            15,565           12,480           29,376           23,391
Gain on sale of securities                                        66                               112              272
Trading account profit                                           350              161              300              331
Other operating income                                         4,839            3,716           10,495            8,312
-----------------------------------------------------------------------------------------------------------------------
                                                             169,846          155,944          333,229          301,188
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                     42,681           39,857           84,211           78,899
 Profit sharing                                                6,506            5,624            9,833           10,615
 Pension and other benefits                                   15,122           11,416           30,683           22,702
-----------------------------------------------------------------------------------------------------------------------
                                                              64,309           56,897          124,727          112,216
 Net occupancy expense                                         8,254            6,927           16,022           13,830
 Equipment expenses                                            9,953            8,760           19,337           16,963
 Other taxes                                                   5,094            4,667           10,725            9,099
 Professional fees                                             9,218            9,202           16,772           16,052
 Communications                                                5,689            4,989           11,292            9,893
 Business promotion                                            4,170            3,539            7,962            7,229
 Printing and supplies                                         2,517            2,311            5,298            4,412
 Other operating expenses                                     10,414           10,659           20,865           20,473
 Amortization of intangibles                                   5,104            4,502           10,040            8,863
-----------------------------------------------------------------------------------------------------------------------
                                                             124,722          112,453          243,040          219,030
-----------------------------------------------------------------------------------------------------------------------

Income before tax and dividends on preferred stock of
 Banco Popular                                                45,124           43,491           90,189           82,158
Income tax                                                    11,063           11,622           22,387           21,367
-----------------------------------------------------------------------------------------------------------------------
Income before dividends on preferred stock of
 Banco Popular                                                34,061           31,869           67,802           60,791
Dividends on preferred stock of Banco Popular (Note 7)                            192                               385
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                  $ 34,061         $ 31,677         $ 67,802         $ 60,406
=======================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                       $ 31,973         $ 31,677         $ 63,627         $ 60,406
=======================================================================================================================

EARNINGS PER COMMON SHARE (NOTE 9):                         $   0.98         $   0.96         $   1.94         $   1.84


The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     For the six months ended
                                                                                            June 30,
(In thousands)                                                                       1995               1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                      $    67,802       $   60,406
--------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization of premises and equipment                               21,008           18,208
 Provision for loan losses                                                             24,344           27,700
 Amortization of intangibles                                                           10,040            8,863
 Gain on sale of investment securities available-for-sale                                (112)            (272)
 Loss( gain) on sale of premises and equipment                                            199             (792)
 Gain on sale of loans                                                                 (3,749)          (1,800)
 Amortization of premiums and accretion of discounts on investments                    (1,764)           5,648
 Amortization of deferred loan fees and costs                                           1,280            1,707
 Net increase in postretirement benefit obligation                                      4,009            2,063
 Net increase in trading securities                                                   (36,183)          (7,382)
 Net (increase)decrease in interest receivable                                        (12,830)           4,156
 Net decrease(increase) in other assets                                                 1,267           (7,329)
 Net decrease in interest payable                                                      (1,203)            (383)
 Net (decrease) increase in current and deferred taxes                                (11,539)           4,464
 Net decrease in other liabilities                                                       (494)          (3,663)
--------------------------------------------------------------------------------------------------------------

Total adjustments                                                                      (5,727)          51,188
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                              62,075          111,594
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease(increase) in money market investments                                   213,776          (86,859)
 Purchases of investment securities held-to-maturity                              (10,727,840)      (3,982,242)
 Maturities of investment securities held-to-maturity                              10,333,862        3,761,409
 Purchases of investment securities available-for-sale                               (413,993)        (228,208)
 Maturities of investment securities available-for-sale                                24,097
 Sales of investment securities available-for-sale                                    152,217          329,674
 Net disbursements on loans                                                          (604,324)        (690,918)
 Proceeds from sale of loans                                                          177,718           56,271
 Acquisition of  mortgage loan portfolios                                             (39,231)         (76,700)
 Decrease in loans held-for-sale                                                        3,751
 Assets acquired, net of cash                                                         (29,189)         (17,557)
 Acquisition of premises and equipment                                                (27,185)         (32,518)
 Proceeds from sale of premises and equipment                                           4,155            3,542
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (932,186)        (964,106)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                             412,124          252,926
 Net deposits acquired                                                                163,637
 Net (decrease)increase in federal funds purchased and
  securities sold under agreements to repurchase                                      (93,906)         399,959
 Net increase in other short-term borrowings                                          177,132           54,107
 Proceeds from issuance of notes payable                                              306,757          104,702
 Payments of notes payable                                                           (107,505)              (5)
 Dividends paid                                                                       (20,601)         (16,372)
 Proceeds from issuance of common stock                                                 1,577            1,562
 Proceeds from issuance of preferred stock                                                              96,690
 Redemption of preferred stock                                                                         (11,000)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             839,215          882,569

Net (decrease) increase in cash and due from banks                                    (30,896)          30,057
Cash and due from banks at beginning of period                                        442,316          368,837
--------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                          $   411,420       $  398,894
==============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Velco, BP Capital Markets, Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Banco Popular, FSB, and Pioneer Bancorp, Inc. (second tier subsidiaries), Equity One, Inc., and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of June 30, 1995 and December 31, 1994, and their related statements of income and cash flows for the six-months ended June 30, 1995 and 1994.

These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments for a fair presentation of such results.

NOTE 2- ACCOUNTING CHANGES

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." SFAS 114, which defines impaired loans, requires creditor, to set up a valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the loan observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation had $89,208 in loans considered impaired which required an allowance of $20,670 as of June 30, 1995. For the first six months of 1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement. As allowed by SFAS 118, the Corporation continued using current practices of recognizing income on impaired loans.

During the first quarter of 1994 the Corporation adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at June 30, 1995 includes unrealized holding gains on securities available-for-sale of $4,262, net of deferred taxes, as compared with $6,635 in unrealized losses at June 30, 1994.

NOTE 3 - INVESTMENT SECURITIES

The maturities as of June 30, 1995 and market value for the following investment securities are :

Investment securities held-to-maturity:

                                                                          June 30,
                                                            1995                             1994

                                                  Book Value     Market Value      Book Value     Market Value
                                                 -------------------------------------------------------------
U.S. Treasury (average maturity of
 1 year)                                         $2,318,157       $2,324,459       $2,074,308       $2,057,542
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 9 months)                   247,333          245,097          539,333          535,486
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 2 months)                  215,185          219,866          250,499          254,603
Collateralized mortgage obligations (average
  maturity of 1 year and 8 months)                  409,640          404,225          446,770          462,028
Mortgage-backed securities (average
  maturity of 4 years and 7 months)                 138,618          137,731          174,301          139,361
Others (average maturity of 7years
 and 1 month)                                        55,760           55,795           54,688           54,789
                                                 -------------------------------------------------------------

                                                 $3,384,693       $3,387,173       $3,539,899       $3,503,809
                                                 =============================================================

Investment securities available-for-sale:
                                                                            June 30,
                                                            1995                              1994

                                              Amortized Cost     Market Value    Amortized Cost   Market Value
                                              ----------------------------------------------------------------

U.S. Treasury (average maturity
 of 1 years and 11 months)                       $  678,002       $  679,583         $557,115         $549,945
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 6 months)                   150,135          151,110           56,261           56,647
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 11 months)                           31,154           31,201           26,916           26,916
Collateralized mortgage obligations (average
  maturity of 2 years and 10 months)                 41,953           41,826           48,967           48,849
Mortgage-backed securities (average
  maturity of 6 years and 4 months)                 215,082          214,722           29,937           29,326
Others (average maturity of 9 months)                63,464           67,850           12,953           12,953
                                              ----------------------------------------------------------------

                                                 $1,179,790       $1,186,292         $732,149         $724,636
                                              ================================================================


NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,523,419 (1994 - $2,373,775) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1995 amounted to $21,982 and $74,487, respectively. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying unaudited consolidated financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

          8.875% Fixed Rate Notes series A, due in 1996                $15,000
          8.6875% Fixed Rate Notes series B, due in 1996                15,000
          Floating Rate Notes series A with interest
           payable at 88% of LIBID rate, due in 1996                    19,000
          Floating Rate Notes series B with interest
           payable at 86% of LIBID rate, due in 1996                     1,000
                                                                       -------
                                                                       $50,000
                                                                       -------

NOTE 7- PREFERRED STOCK OF BANCO POPULAR

Banco Popular has 200,000 shares of authorized preferred stock with a par value of $100. Of these, 110,000 were issued and outstanding until June 30, 1994, when the shares were redeemed at par value.

NOTE 8- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,893,968 are issued and outstanding at June 30, 1995. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25 per share. Authorized preferred stock is 10,000,000 shares without par value.

NOTE 9- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $63,627 and $60,406 for the six months ended June 30, 1995 and 1994, respectively, after deducting the dividends on preferred stock. EPS are based on 32,880,371 and 32,770,562 average shares outstanding during the first six months of 1995 and 1994, respectively.

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-months period ended June 30, 1995, the Corporation paid interest and income taxes amounting to $233,396 and $28,750, respectively, (1994 - $156,701 and $14,849). In addition, the loans receivable transferred to other real estate and other property for the period ended June 30, 1995, amounted to $1,843 and $4,084, respectively (1994 - $931 and $1,414). The Corporation's stockholders' equity at June 30 1995 includes $4,262, in unrealized holding losses on securities available-for-sale, net of deferred taxes, as compared with unrealized losses of $6,635 at June 30, 1994.

NOTE 11- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE (CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and its wholly-owned subsidiaries BanPonce Financial Corp., Banco Popular, FSB and Pioneer Bancorp, Inc. (second tier subsidiaries) as of June 30, 1995 and 1994, and the results of their operations for the semesters ended June 30, 1995 and 1994.


                        POPULAR INTERNATIONAL BANK, INC.
                             STATEMENT OF CONDITION
                                 (In thousands)


                                                            June 30,
                                                           ---------
                                                   1995                 1994
                                                   ----                 ----
Assets:

Cash                                               $   30,400           $ 19,506
Money market investments                               29,954             12,642
Investment securities                                 299,104            104,882
                                                   ----------           --------

Loans                                                 995,947            710,291
Less: Unearned income                                  38,636             27,500
      Allowance for loan losses                        14,091             10,708
                                                   ----------           --------
                                                      943,220            672,083
Other assets, consisting principally of
 intangible assets, including goodwill, net            63,948             34,407
                                                   ----------           --------

   Total assets                                    $1,366,626           $843,520
                                                   ==========           ========

Liabilities and Stockholder's Equity:

Deposits                                           $  520,203           $293,055
Short-term borrowings                                 104,860            148,110
Notes payable                                         579,214            318,906
Other liabilities                                      35,395             21,676
Stockholder's equity                                  126,954             61,773
                                                   ----------           --------

   Total liabilities and stockholder's equity      $1,366,626           $843,520
                                                   ==========           ========

                        POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                 (In thousands)




                                            Quarter ended            For the semester ended
                                              June 30,                      June 30,
                                         1995          1994             1995        1994
                                        ---------------------        ----------------------
Income:

Interest and fees                       $29,502       $18,128          $55,453      $28,987
Other service fees                        2,857         1,813            5,756        3,208
                                        -------       -------          -------      -------

      Total income                       32,359        19,941           61,209       32,195
                                        -------       -------          -------      -------

Expenses:

Interest expense                         16,717         8,813           31,342       14,094
Provision for loan losses                 1,900         1,749            3,454        3,120
Operating expenses                        9,115         6,087           17,159        9,346
                                        -------       -------          -------      -------

      Total expenses                     27,732        16,649           51,955       26,560
                                        -------       -------          -------      -------

Income before income tax                  4,627         3,292            9,254        5,635
Income tax                                1,912         1,319            3,798        2,298
                                        -------       -------          -------      -------

      Net income                        $ 2,715       $ 1,973          $ 5,456      $ 3,337
                                        =======       =======          =======      =======


NOTE 12 - BANPONCE FINANCIAL CORP. (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Banco Popular, FSB and Pioneer Bancorp Inc., as of June 30, 1995 and 1994, and the results of their operations for the semesters ended June 30, 1995 and 1994.


                            BANPONCE FINANCIAL CORP.
                             STATEMENT OF CONDITION
                                 (In thousands)

                                                                    June 30,
                                                                    --------

                                                             1995                1994
                                                             ----                ----
Assets:

Cash                                                       $   30,390         $ 19,470
Money market investments                                       28,883           11,642
Investment securities                                         299,104          104,882
                                                           ----------         --------

Loans                                                         995,947          710,291
Less: Unearned income                                          38,636           27,500
          Allowance for loan losses                            14,091           10,708
                                                           ----------         --------
                                                              943,220          672,083
Other assets, consisting principally of
 intangible assets, including goodwill, net                    63,939           34,383
                                                           ----------         --------

   Total Assets                                            $1,365,536         $842,460
                                                           ==========         ========

Liabilities and Stockholder's Equity:

Deposits                                                   $  520,203         $293,055
Other short-term borrowings                                   104,860          148,110
Notes payable                                                 579,214          318,906
Other liabilities                                              35,383           21,677
Stockholder's equity                                          125,876           60,712
                                                           ----------         --------

   Total Liabilities and Stockholder's Equity              $1,365,536         $842,460
                                                           ==========         ========



                            BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                 (In thousands)





                                                     Quarter ended              For the semester ended
                                                        June 30,                       June 30,

                                                   1995        1994              1995          1994
                                                  -------------------          ----------------------
Income:

Interest and fees                                 $29,486     $18,119          $55,424        $28,970
Other service fees                                  2,857       1,814            5,756          3,208
                                                  -------     -------          -------        -------

          Total income                             32,343      19,933           61,180         32,178
                                                  -------     -------          -------        -------

Expenses:

Interest expense                                   16,717       8,813           31,342         14,094
Provision for loan losses                           1,900       1,749            3,454          3,120
Operating expenses                                  9,089       6,098           17,109          9,324
                                                  -------     -------          -------        -------

          Total expenses                           27,706      16,660           51,905         26,538
                                                  -------     -------          -------        -------

Income before income tax                            4,637       3,273            9,275          5,640
Income tax                                          1,912       1,319            3,798          2,298
                                                  -------     -------          -------        -------

          Net income                              $ 2,725     $ 1,954          $ 5,477        $ 3,342
                                                  =======     =======          =======        =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its wholly-owned subsidiaries:

- Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing), Popular Consumer Services, Inc. and Popular Mortgage, Inc. (Popular Mortgage).

-         Vehicle Equipment Leasing Company (VELCO).

- Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp. (BanPonce Financial), including Pioneer Bancorp, Inc. (Pioneer) and Banco Popular, FSB, second tier subsidiaries, and Equity One, Inc. (Equity One).

-         BP Capital Markets, Inc. (BP Capital).

The Corporation continues with its geographic and business diversification strategy, completing several acquisitions during this year. On April 30, 1995 the Corporation acquired the operations of CS First Boston, Puerto Rico Inc., which accelerates the expansion into the financial services industry. CS First Boston Puerto Rico, Inc., now operating under the name of BP Capital Markets, is a well-established investment banking firm that has provided general investment banking services to the public and private sectors for over 50 years to the Puerto Rico market. Popular Mortgage was incorporated to acquire $123 million in assets from Puerto Rico Home Mortgage on March 31, 1995. In addition, in January 1995, Banco Popular, FSB, a new subsidiary, acquired from the Resolution Trust Corporation four branches of the former Carteret Federal Savings Bank in New Jersey, with deposits of approximately $182 million.

This financial review should be read in conjunction with the consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

The Corporation reported net income of $34.1 million for the second quarter of 1995, compared with $31.7 million for the same quarter of 1994, an increase of $2.4 million or 7.5%. Earnings per common share (EPS) for the quarter were $0.98, based on 32,893,968 average shares outstanding, compared with EPS of $0.96 for the second quarter of 1994, based on 32,784,747 average shares outstanding. The Corporation's return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 1995 were 1.00% and 13.47%, respectively, compared with 1.03% and 14.59% reported for the second quarter of 1994.

The increase in net income for the quarter ended on June 30, 1995, when compared with the same quarter last year, resulted from a rise of $6.5 million in net interest income, an increase of $6.0 million in other operating revenues, a decrease of $1.4 million in the provision for loan losses and a decrease of $0.6 million in the income tax expense. These improvements were partially offset by an increase of $12.3 million in operating expenses.

For the first six months of 1995, the Corporation's net earnings rose to $67.8 million, compared with $60.4 million reported for the same period of 1994. EPS for the six-month period ended June 30, 1995 were $1.94, based on 32,880,371 average shares outstanding, compared with $1.84 per common share, based on 32,770,562 average shares outstanding during the first six months of 1994.

ROA and ROE for the first six months of 1995 were 1.03% and 13.71%, respectively, compared with 1.02% and 14.19% obtained during the first six months of 1994.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 1995 increased to $142.1 million or 4.8% higher than the $135.6 million reported in the same quarter of 1994. On a taxable equivalent basis, net interest income rose to $152.7 million for the second quarter of 1995, from $146.9 million reported for the same quarter of 1994. This rise is the net effect of a $17.1 million increase due to a higher volume of average earning assets and an $11.3 million decrease due to a lower net interest yield on a taxable equivalent basis. For analytical purposes, the interest earned on tax exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets increased $1.4 billion, reaching $12.8 billion for the second quarter of 1995 compared with $11.4 billion for the same quarter of 1994. This increase relates primarily to higher average balances of commercial (including construction), mortgage and consumer loans which increased $412 million, $407 million and $230 million, respectively.

The increase in average commercial loans was principally achieved at Banco Popular having grown $388.8 million. The rise in average mortgage loans was experienced principally at Banco Popular and Equity One, with increases of $192.7 million and $161.8 million, respectively. The increase in average consumer loans relates mostly to home equity and auto loans originated in Banco Popular and loans granted by Equity One. The leasing subsidiaries had an increase in their average portfolios of $83 million when compared with the second quarter of 1994.

The average yield on earning assets, on a taxable equivalent basis, for the second quarter of 1995 rose 64 basis points reaching 8.72%, compared with 8.08% for the second quarter of 1994. The average yield on loans, on a taxable equivalent basis, was 9.99% for the second quarter of 1995 compared with 9.43% reported for the same quarter in 1994. The rise in the yield of commercial loans was the principal contributor to this increase. The yield of the commercial loan portfolio, on a taxable equivalent basis, for the second quarter of 1995 was 9.17% or 94 basis points higher than the 8.23% reported for the second quarter of 1994. This rise is directly related to the repricing and origination of commercial loans during a rising interest rate scenario in which the prime rate increased since the first quarter of 1994.

Mortgage loans also experienced an increase of 30 basis points in their taxable equivalent yield. The yield of the leasing portfolio increased from 11.32% for the three-month period ended June 30, 1994 to 12.46% for the same period of 1995. The average yield on consumer loans also increased 29 basis points, from 12.02% in the second quarter of 1994 to 12.31% in 1995. The yield on investment securities, on a taxable equivalent basis, increased to 6.61% from 6.01% reported for the second quarter of 1994. This increase is also related to the reinvestment of the proceeds from securities maturing in 1994 and 1995 in a higher interest rate environment.

On the liability side, average interest bearing liabilities for the quarter ended June 30,1995 were $10.6 billion compared with $9.4 billion for the same quarter in 1994. The increase was the result of a higher volume of deposits, short-term borrowings and long-term debt.

Average interest bearing deposits increased $577 million to $7.8 billion, from an average balance of $7.2 billion for the quarter ended June 30, 1994. This increase was mainly due to a rise of $695 million in average certificates of deposit which have been more attractive to customers during the higher interest rate environment that prevailed earlier in the year. Banco Popular and Banco Popular, FSB contributed with approximately $363 million and $177 million, respectively, of the total increase in average interest bearing deposits. Average savings accounts rose $47 million, while average NOW and money market deposits showed a decrease of $105 million. The latter results mainly from the migration of funds from these accounts to certificates of deposit. The average cost of interest bearing deposits for the second quarter of 1995 was 4.36% compared with 3.38% for the same period in 1994. The increase is mainly the result of a rise of 140 basis points on the average cost of certificates of deposit as a result of the higher interest rate scenario.

The rise in average short-term borrowings relates primarily to the borrowings of BP Capital, acquired in April. The average cost of short-term borrowings increased to 5.53% from 3.77% reported for the quarter ended June 30, 1994. Due to the short maturity of these instruments, these rates have almost the same volatility as the market interest rates may have. The federal funds rate rose from 4.25% at June 1994 to 6.00%, for a 175 basis points increase. In early July 1995 the Federal Reserve Bank lowered the rate to 5.75%. The average cost of long-term debt also increased in 1995 reaching 7.51% compared with 6.00% for the same quarter of 1994. The higher volume of this debt is due to additional medium-term notes issued by BanPonce Financial and the Corporation to finance the growth in operations of their subsidiaries.

The average cost of interest bearing liabilities increased 122 basis points, from 3.58% reported for the second quarter of 1994 to 4.80% for the same period in 1995. The total cost of funding earning assets rose to 3.95% from 2.95% reported for the second quarter of 1994. The net interest yield, on a taxable equivalent basis, decreased to 4.77% from 5.13% reported in the second quarter of 1994.

For the six-month period ended June 30,1995, net interest income amounted to $279.6 million, an increase of $18.3 million from the $261.3 million reported for the same period in 1994. On a taxable equivalent basis, net interest income rose to $299.8 million for the six-month period, from $284.2 million for the same period in 1994. This rise is composed of a $36.5 million increase due to the growth and change in the composition of average earning assets partially offset with a $20.9 million decrease due to a lower net interest yield on a taxable equivalent basis.

Table A summarizes the results previously explained.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                           First Six Months
-----------------------------------------------------------------------------------

                                      1995 Average                1994 Average
                                 --------------------------------------------------

                                 Balance         Rate        Balance           Rate
                                 --------------------------------------------------
Earning assets                   $12,443         8.67%       $11,131           7.95%
                                 =======                     =======

Financed by:
 Interest
 bearing funds                   $10,213         4.69%         9,149           3.45%

Non-interest
 bearing funds                     2,230                       1,982
                                 -------                     -------

 TOTAL                           $12,443         3.85%       $11,131           2.84%
                                 =======                     =======

Net interest income
 per books                       $ 279.6                     $ 261.3

Taxable equivalent
 adjustment                         20.2                        22.9
                                 -------                     -------



Net interest income on a
 taxable equivalent basis
                                 $ 299.8                     $ 284.2
                                 =======                     =======

Spread                                           3.98%                         4.50%
Net interest yield                               4.82%                         5.11%


As presented on Table A, the yield on earning assets, on a taxable equivalent basis, increased 72 basis points, from 7.95% for the first half of 1994 to 8.67% for the same period in 1995. The Corporation's average cost of interest bearing liabilities for the six-month periods ended June 30, 1995 and 1994 was 4.69% and 3.45%, respectively. The net interest yield, on a taxable equivalent basis, was 4.82% for the first six months of 1995 compared with 5.11% for the same period in 1994.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the quarter ended June 30, 1995 decreased to $12.6 million compared with $14 million for the same period in 1994. For the first quarter of 1995, the provision for loan losses amounted to $11.7 million. For the six-month period ended June 30, 1995, the provision for loan losses decreased $3.4 million to $24.3 million, from $27.7 million for the same period of 1994. This decline is mostly related to the strength of the Corporation's allowance for loan losses and the significant share of real estate and other secured loans in the recently originated loans.

As Table B shows, net charge-offs for the second quarter of 1995 totaled $11.4 million or 0.56%
of average loans, as compared with $8.6 million or 0.49% for the same quarter in 1994 and $8 million or 0.41% for the first quarter of 1995. Commercial loans net charge-offs reflected a rise of $1.9 million during the second quarter of 1995 totaling $7 mllion, compared with $5.1 million a year ago and $4.1 million for the first quarter of 1995. Consumer loans net charge-offs increased $1.2 million for the quarter ended June 30, 1995, from $2.3 million for the second quarter of 1994 to $3.5 million. Mortgage loans net charge-offs increased slightly to $0.3 million for the quarter ended June 30, 1995 from $0.2 million for the same period in 1994. Lease financing and construction loans net charge-offs showed decreases of $0.1 million and $0.3 million, respectively, as compared with the same period of 1994.

TABLE B


                                Provision for      Net       Allowance for
Quarter Ended                    Loan Losses   Charge-offs    Loan Losses
-------------                  --------------  -----------   ------------
                                              (In millions)
June 30, 1995                      $12.6         $11.4        $158.7
March 31, 1995                      11.7           8.0         157.5
December 31, 1994                   12.5           8.2         153.8
September 30, 1994                  13.5          10.5         149.4
June 30, 1994                       14.0           8.6         146.4


For the six-month period ended June 30, 1995, net charge-offs amounted to $19.4 million, reflecting a rise of 6.7% as compared with $18.2 million recorded a year ago. However, net charge-offs as a percentage of average loans decreased to 0.49% from 0.54% for the six-month period ended June 30, 1994. For the same period, commercial loans net charge-offs increased $1.1million, while consumer and mortgage losses increased $0.9 million and $0.2 million, respectively. Lease financing and construction loans net charge-offs reflected decreases of $0.7 million and $0.3 million, respectively.

Table C presents the movement in the allowance for loan losses and shows selected loan loss statistics for the three and six-month periods ended June 30, 1995 and 1994.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS


                                           Second Quarter                First Six Months
(Dollars in thousands)                  1995          1994            1995              1994
----------------------------------------------------------------------------------------------
Balance at beginning of period        $157,467       $140,949       $153,798          $133,437
Allowances purchased                                                                     3,473
Provision for loan losses               12,646         14,037         24,344            27,700
                                      --------------------------------------------------------
                                       170,113        154,986        178,142           164,610
                                      --------------------------------------------------------

Losses charged to the allowance
  Commercial                             8,580          7,285         14,435            13,411
  Construction                                            100                              200

  Lease financing                        1,609          1,731          2,804             3,358
  Mortgage                                 326            227            662               338
  Consumer                               7,802          6,826         14,760            14,385
                                      --------------------------------------------------------
                                        18,317         16,169         32,661            31,692
                                      --------------------------------------------------------

Recoveries
  Commercial                             1,518          2,140          3,273             3,311

  Construction                             232             41            286               231

  Lease financing                          860            896          1,573             1,455
  Mortgage                                  48                           127
  Consumer                               4,280          4,524          7,994             8,503
                                      --------------------------------------------------------
                                         6,938          7,601         13,253            13,500
                                      --------------------------------------------------------

Net loans charged-off                   11,379          8,568         19,408            18,192
                                      --------------------------------------------------------

Balance at end of period              $158,734       $146,418       $158,734          $146,418
                                      ========================================================

Ratios:

 Allowance for losses to loans            1.94%          2.03%          1.94%             2.03%
 Allowance to non-performing assets     107.09         126.35         107.09            126.35
 Allowance to non-performing loans      117.09         153.26         117.09            153.26
 Non-performing assets to loans           1.81           1.60           1.81              1.60
 Non-performing assets to total assets    1.02           0.91           1.02              0.91
 Net charge-offs to average loans         0.56           0.49           0.49              0.54
 Provision to net charge-offs             1.11X          1.64x          1.25X             1.52x
 Net charge-offs earnings coverage        5.08           6.71           5.90              6.04


At June 30, 1995, the allowance for loan losses amounted to $158.7 million, representing 1.94% of loans, as compared with $146.4 million or 2.03% at June 30, 1994. At March 31, 1995, the allowance was $157.5 million or 1.97% of loans. Although the ratio of allowance to loans shows a slight decrease, the Corporation continues enjoying a strong allowance position since a significant portion of the increase in loans has been attained in mortgage and other secured loans where the Corporation historically has not experienced significant losses.

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 which defines impaired loans, requires creditors to set up a valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Corporation had $89.2 million in loans considered impaired which required an allowance of $20.7 million as of June 30, 1995. For the first and second quarters of

1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement. As allowed by SFAS 118, the Corporation continued using current practices of recognizing income on impaired loans.

CREDIT QUALITY

Non-performing assets consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans when they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

As of June 30, 1995, non-performing assets (NPA) amounted to $148.2 million or 1.81% of loans, compared with $115.9 million or 1.60% at June 30, 1994. NPA were $124.1 million or 1.55% of loans at March 31, 1995.

Non-performing loans amounted to $135.6 million at the end of the second quarter of 1995 compared with $95.5 million as of June 30, 1994. These loans amounted to $113.0 million as of March 31, 1995. Most of the increase was reflected in non-performing commercial and construction loans which increased $32.3 million. During this quarter a major loan was classified as a non-performing loan, accounting for more than 30% of the increase in non-performing commercial loans. At June 30, 1995 the Corporation had over 50,000 commercial lending relationships and only 30 of these relationships had loans outstanding over $10 million. Other reasons for the rise in non-performing loans were the growth in the commercial and construction portfolios which increased $331.2 million or 11.6% as compared with June 30, 1994 and the adoption, as previously mentioned, of SFAS 114. This statement requires that a loan for which foreclosure of collateral is probable should continue to be accounted for as a loan and not as an in-substance foreclosed asset. Based on this requirement the Corporation reclassified $3.5 million of in-substance foreclosed assets to non-performing commercial loans. In addition, non-performing mortgage loans increased $8.0 million, partially offset by a reduction of $0.3 million in non-performing lease financing. Non-performing consumer loans remained steady as compared with prior year, despite an increase of 11% in the loan portfolio. The increase in non-performing mortgage loans was mainly due to the growth in the portfolio, attained primarily at Banco Popular and Equity One. Renegotiated loans decreased $5.5 million, from $8.4 million at June 30, 1994 to $2.9 million at the end of the second quarter of 1995. Other real estate decreased $2.2 million mainly due to the reclassification of in-substance foreclosed assets mentioned above. Table D presents NPA for the current and previous four quarters.

TABLE D

-----------------------------------------------------------------------------
                                                          NPA       Allowance
                                                         as a %      as a %
   Date                                  NPA            of Loans     of NPA
-----------------------------------------------------------------------------
                                 (Dollars in millions)
June 30, 1995                           $148.2           1.81%         107.1%
March 31, 1995                           124.1           1.55%         126.9%
December 31, 1994                        107.6           1.38          142.9
September 30, 1994                       142.9           1.57          126.7
June 30, 1994                            115.9           1.60          126.4


Assuming the standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of June 30, 1995, amounted to $107.7 million or 1.31% of loans, and the allowance for loan losses would be 147.39% of non-performing assets. At June 30, 1994 and March 31, 1995 adjusted non-performing assets would have been $83.3 million or 1.15% of loans and $95.0 million or 1.19% of loans, respectively.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of June 30, 1995, amounted to $12.8 million as compared with $13.2 million at June 30, 1994, and $9.5 million at March 31, 1995.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, rose to $40.4 million for the second quarter of 1995 from $34.4 million reported for the same period in 1994. For the first quarter of 1995 these revenues totaled $37.6 million. For the six-month periods ended June 30, 1995 and 1994, these revenues were $77.9 million and $67.5 million, respectively.

Service charges on deposit accounts, which represented 48.4% of other operating income, amounted to $19.6 million for the second quarter of 1995, an increase of $1.5 million or 8.3% when compared with $18.1 million reported for the second quarter of 1994. This increase is principally attributed to revisions made to the fee structure and higher activity on commercial accounts, the growth in the customer base due to the introduction of new products and services and higher fees collected on returned checks. For the six-month period ended June 30, 1995, service charges on deposit accounts totaled $37.6 million, increasing $2.4 million from the $35.2 million reported for the same period in 1994.

Other service fees accounted for the largest portion of the increase in other operating income, rising $3.1 million to $15.6 million for the second quarter of 1995 from $12.5 million for the same period in 1994, primarily due to higher mortgage servicing fees in Banco Popular. The increase in mortgage servicing fees resulted mainly from the acquisition of a $1.8 billion servicing portfolio of Puerto Rico Home Mortgage on March 31, 1995. At June 30, 1995, the servicing portfolio of Banco Popular reached approximately $3.5 billion making it the largest servicing portfolio on the Island. Other factors such as the rise in credit card fees, credit life insurance fees, and other fees collected on the growing volume of transactions at point-of-sale (POS) terminals and other electronic transactions also contributed to the increase. Furthermore, Banco Popular and BP Capital realized additional revenues on the sale of $62 million in shares of the second Puerto Rico Investors Tax Free Fund during May. For the first six months of 1995, other service fees amounted to $29.4 million compared with $23.4 million for the same period last year.

Other operating income rose $1.1 million reaching $4.8 million for the second quarter of 1995, compared with $3.7 million for the second quarter of 1994. This growth resulted mainly from the sale of most of the student loan portfolio of Banco Popular and higher gains realized on the sale of mortgage loans by Equity One and Banco Popular. For the six-month periods ended June 30, 1995 and 1994, other operating revenues were $10.5 million and $8.3 million, respectively.

The gains on sale of securities and trading transactions for the quarter ended June 30, 1995 amounted to $0.4 million compared with $0.2 million for the same period of 1994.

OPERATING EXPENSES

Operating expenses for the second quarter of 1995 were $124.7 million compared with $112.4 million for the same quarter in 1994, an increase of $12.3 million. For the first six months of 1995, operating expenses increased to $243.0 million from $219.0 million for the same period in 1994.

Personnel costs, the principal component of operating expenses, totaled $64.3 million for the second quarter of 1995, increasing $7.4 million from $56.9 million for the same period of 1994. For the six-month period ended June 30, 1995, these expenses were $124.7 million compared with $112.2 million for the same period of 1994. Salaries increased $2.8 million or 7.1% to $42.7 million for the quarter ended June 30, 1995, compared with $39.9 million for the same period in 1994. This increase is basically due to annual merit increases and the salaries of the Corporation's new subsidiaries Banco Popular, FSB, BP Capital and Popular Mortgage. In addition, profit sharing expense rose $0.9 million due to the improvement in Banco Popular's profitability ratios.

Pension and other benefits totaled $15.1 million for the second quarter of 1995, an increase of $3.7 million from $11.4 million reported for the second quarter of 1994. Most of the increase was experienced in Banco Popular, as a result of the implementation of a voluntary early retirement plan for employees meeting certain eligibility requirements, which had a total cost of $1.9 million for this quarter. This plan was available until May 1, 1995 and had a total cost for the Corporation of $4.6 million for the six-month period. Moreover during this quarter, Banco Popular implemented a 401(k) savings plan covering substantially all its regular employees, which resulted in additional costs of approximately $0.2 million. Medical plan, pension costs and postretirement benefits also reflected increases for the quarter ended June 30, 1995 compared with the same quarter last year. The increase in pension costs and postretirement benefits is related to changes in various actuarial assumptions and changes in the demographic data composition of plan participants.

Other operating expenses, excluding personnel costs, increased $4.8 million, reaching $60.4 million for the quarter ended June 30, 1995, compared with $55.6 million for the same quarter in 1994. Occupancy expense reflected the major increase as a result of the Corporation's growth and expansion costs. Meanwhile, the Corporation has intensified its efforts in its electronic payment system initiative, by installing 971 additional POS terminals during this quarter compared with 499 during the second quarter of 1994. This resulted in higher equipment and communication expenses. Business promotion also increased as a result of the development of new products and services and the promotion of the electronic payment system. In addition, the operations of Banco Popular, FSB, Popular Mortgage and BP Capital accounted for $1.7 million of other operating expenses for this quarter. For the six-month period ended June 30, 1995, other operating expenses reached $118.3 million from $106.8 million reported for the same period in 1994.

The income tax expense for the quarter ended June 30, 1995 amounted to $11.0 million, a decrease of $0.6 million compared with $11.6 million recorded for the same quarter of 1994. The decrease results mainly from the reversal of a deferred tax liability on real property that was distributed by Banco Popular to its parent company in the form of a dividend. This transaction resulted in a net reduction of approximately $4 million in the income tax expense of the Corporation after considering the additional tax for the dividend income at the parent company. Partially offsetting this reduction were higher income before taxes and a lower share of exempt assets this quarter compared with the same quarter last year. For the six-month period ended June 30, 1995, income tax expense reached $22.4 million, compared with $21.4 million reported for the same period in 1994.

BALANCE SHEET COMMENTS

At June 30, 1995, the Corporation's total assets reached $14.6 billion, reflecting an increase of 14.3% when compared with $12.8 billion at June 30, 1994. Total assets at December 31, 1994 were also $12.8 billion. Average assets for the first six months of 1995 were $13.3 billion compared with $12.0 billion for the same period in 1994. Average assets for the year ended December 31, 1994 were $12.2 billion.

Earning assets at June 30, 1995 amounted to $13.6 billion compared with $11.9 billion at June 30, 1994. Total loans amounted to $8.2 billion at June 30, 1995 compared with $7.2 billion a year ago. All loan categories showed increases. Mortgage loans rose $361.8 million or 18.5% as compared with June 30, 1994 reaching $2.3 billion as of June 30, 1995. Most of the increase was in Equity One, rising $161.9 million and in Banco Popular with a $128 million increase. Commercial and construction loans also reflected growth, increasing from $2.9 billion at June 30, 1994 to $3.2 billion at June 30, 1995, a rise of $331.2 million or 11.6%. Consumer loans increased $216.6 million or 11.0% and the lease financing portfolio rose $69.5 million or 16.5% as compared with June 30, 1994, reflecting the incentive programs and strong marketing efforts. Total loans at the end of 1994 reached $7.8 billion.

Investment securities as of June 30, 1995, totaled $4.6 billion compared with $4.3 billion as of June 30, 1994. These figures include $1.2 billion in investment securities available-for-sale as of June 30, 1995 and $724.6 million as of June 30, 1994. Most of the increase is related to the operations of the new subsidiaries, Banco Popular, FSB and Popular Mortgage.

The increase of $190.1 million in the trading portfolio is related to the acquisition of BP Capital.

Total deposits were $9.6 billion at June 30, 1995, compared with $9.1 billion at June 30, 1994, an increase of $539 million. Most of the growth was attained at Banco Popular. Banco Popular, FSB, also contributed to the increase with deposits of $177.4 million at June 30, 1995. Total deposits at December 31, 1994 were $9.0 billion.

Borrowings increased $1.1 billion as compared with the prior year. This rise is mainly due to the operation of BP Capital with $783 million in borrowings at the end of this quarter, and an increase in medium-term notes issued by BanPonce Financial and the Corporation to finance the growth in operations of their subsidiaries. Subordinated notes decreased to $50 million from $62 million outstanding a year ago due to the prepayment in July 1994 of an 8.50% note due in 1996.

Stockholders' equity at June 30, 1995, amounted to $1.1 billion, compared with $969.8 million at June 30, 1994. The increase is mainly due to earnings retention and the reversal from a negative position in the allowance required by SFAS 115. The Corporation's stockholders' equity at June 30, 1995 includes an allowance of $4.3 million, net of deferred taxes, in unrealized holding gains on securities available-for-sale, as required by SFAS 115, compared with unrealized holding losses of $6.6 million and $19.4 million a year ago and at December 31, 1994, respectively.

The market value of the Corporation's common stock at June 30, 1995 was $35.50, compared with $31.25 at June 30, 1994 and $31.50 at March 31, 1995. The Corporation's market capitalization at June 30, 1995 was $1.2 billion. Book value per common share increased to $29.59 as of June 30, 1995, compared with $26.53 as of the same date last year. The Corporation's Tier I, total capital and leverage ratios at June 30, 1995 were 11.58%, 12.85% and 7.07%, respectively, as compared with 12.66%, 14.11% and 7.43%, at June 30, 1994. Effective March 31, 1995, a portion of the deferred tax asset of the Corporation is disallowed in the computation of Tier I capital as required by regulatory agencies. This new requirement does not have a material effect on the Corporation's capital ratios which continue well above the minimum standards established by regulatory agencies.

The Corporation's dividend payout ratio to common stockholders for the quarter ended June 30, 1995 was 25.70%, compared with 25.85% for the same quarter last year. On its April 1995 meeting, the Board of Directors of the Corporation approved an increase of $0.05 per common share in the quarterly cash dividend paid on July 3, 1995. This represents a 20% increase over the $0.25 per common share paid in previous quarters.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
   --------------                 -------------------                       ---------
         19             Quarterly Report to shareholders for the      Exhibit "A"
                            period ended June 30, 1995

         27             Financial Data Schedule (for SEC use only)    Exhibit "B"


   b) One report on Form 8-K was filed for the quarter ended June 30, 1995:

        Dated:             April 13, 1995

        Item reported:     Item 5 - Other Events
                           Item 7 - Financial Statements and Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.


                                                    BANPONCE CORPORATION
                                                    --------------------
                                                       (Registrant)




Date:  August 14, 1995                        By:   S\DAVID H. CHAFEY, JR.
       ---------------                              --------------------------
                                                    David H. Chafey, Jr.
                                                    Executive Vice President





Date:  August 14, 1995                        By:   S\AMILCAR L. JORDAN
       ---------------                              --------------------------
                                                    Amilcar L. Jordan, Esq.
                                                    Senior Vice President
                                                    & Comptroller