Form 10-Q
period 1995-09-30
BANPONCE CORP
filed 1995-11-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1995      Commission file number    0 - 13818
                   ------------------                                ---------

                               BANPONCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                            66-041-6582
---------------------------                            ----------------------
(State of incorporation)                                  (I.R.S. Employer
                                                         Identification No.)

                            Popular Center Building
                       209 Munoz Rivera avenue, Hato Rey
                          San Juan, Puerto Rico  00918
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code          (809) 765-9800
                                                            --------------

                               Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes      X              No
                                ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock $6.00 Par value                        32,922,318
----------------------------      --------------------------------------------
     (Title of Class)             (Shares Outstanding as of September 30, 1995)

                              BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                                            Page
------------------------------                                                           ------
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  September 30, 1995 and December 31, 1994.                                3
                                                                                         ------

                 Unaudited consolidated statements of income -
                  three and nine months ended September 30, 1995
                  and 1994.                                                                4
                                                                                         ------

                 Unaudited consolidated statements of cash
                  flows - nine months ended September 30, 1995 and 1994.                   5
                                                                                         ------

                 Notes to unaudited consolidated financial
                  statements.                                                             6-13
                                                                                         -----

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.                           14-23
                                                                                         -----

Part II - Other Information
---------------------------

    Item 1.  Legal proceedings - None                                                     N/A
                                                                                         -----

    Item 2.  Changes in securities - None                                                 N/A
                                                                                         -----

    Item 3.  Defaults upon senior securities - None                                       N/A
                                                                                         -----

    Item 4.  Submission of matters to a vote of
                security holders - None                                                   N/A
                                                                                         -----

    Item 5.  Other information - None                                                     N/A
                                                                                         -----

    Item 6.  Exhibits and reports on Form 8-K                                              24
                                                                                         -----

      ---         Signature                                                                24
                                                                                         -----

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                          September 30,             December 31,
(In thousands)                                                                1995                     1994
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                   $   376,086               $   442,316
---------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                              714,085                   265,000
 Time deposits with other banks                                                   100                       100
 Banker's acceptances                                                          1, 039                       570
---------------------------------------------------------------------------------------------------------------
                                                                              715,224                   265,670
---------------------------------------------------------------------------------------------------------------

Investment securities held to maturity, at cost
 (notes 3 and 4)                                                            3,107,252                 2,955,911
Investment securities available-for-sale,
 at market (notes 3 and 4)                                                  1,377,192                   839,226
Trading account securities, at market                                         281,359                     1,670
Loans held-for-sale                                                            37,146                    10,296
Loans (Note 4)                                                              8,764,741                 8,066,954
 Less - Unearned income                                                       314,987                   295,921
        Allowance for loan losses                                             164,430                   153,798
---------------------------------------------------------------------------------------------------------------
                                                                            8,285,324                 7,617,235
---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        328,118                   324,160
Other real estate                                                               9,494                    10,390
Customer's liabilities on acceptances                                           1,592                       902
Accrued income receivable                                                     124,541                    78,765
Other assets                                                                  142,519                   103,088
Intangible assets                                                             148,748                   128,729
---------------------------------------------------------------------------------------------------------------
                                                                          $14,934,595               $12,778,358
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                                    $ 1,838,618               $ 1,950,883
  Interest bearing                                                          7,889,766                 7,061,552
---------------------------------------------------------------------------------------------------------------
                                                                            9,728,384                 9,012,435
Federal funds purchased and securities sold
 under agreements to repurchase (Note 4)                                    2,642,766                 1,438,038
Other short-term borrowings                                                   418,936                   573,841
Notes payable                                                                 714,403                   459,524
Senior debentures                                                              30,000                    30,000
Acceptances outstanding                                                         1,592                       902
Other liabilities                                                             246,467                   211,195
---------------------------------------------------------------------------------------------------------------
                                                                           13,782,548                11,725,935
---------------------------------------------------------------------------------------------------------------
Subordinated notes (Note 6)                                                    50,000                    50,000
---------------------------------------------------------------------------------------------------------------

Stockholders' equity (Note 8):
 Preferred stock                                                              100,000                   100,000
 Common stock                                                                 197,534                   197,029
 Surplus                                                                      411,468                   409,445
 Retained earnings                                                            344,343                   272,458
 Unrealized gains(losses) on securities available-for-sale, net of
  deferred taxes (Note 2)                                                       5,845                   (19,366)
 Capital reserves                                                              42,857                    42,857
---------------------------------------------------------------------------------------------------------------
                                                                            1,102,047                 1,002,423
---------------------------------------------------------------------------------------------------------------
                                                                          $14,934,595               $12,778,358
===============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                 Quarter ended              For the nine months ended
                                                                 September 30,                    September 30,

(Thousands of dollars except per share amounts)                1995           1994             1995             1994
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                       $208,175        $173,414         $599,254         $483,884
 Money market investments                                       8,885             803           13,467            4,152
 Investment securities                                         67,637          54,338          189,772          159,878
 Trading account securities                                     3,762             140            5,002              192
-----------------------------------------------------------------------------------------------------------------------
                                                              288,459         228,695          807,495          648,106
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                      83,886          63,536          245,536          178,437
 Short-term borrowings                                         43,325          21,714           97,945           53,015
 Long-term debt                                                12,833           6,746           35,952           18,598
-----------------------------------------------------------------------------------------------------------------------
                                                              140,044          91,996          379,433          250,050
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                           148,415         136,699          428,062          398,056
Provision for loan losses                                      18,987          13,544           43,331           41,244
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                              129,428         123,155          384,731          356,812
Service charges on deposit accounts                            19,976          18,419           57,618           53,644
Other service fees                                             16,456          13,035           45,832           36,426
Gain on sale of securities                                      1,950            (205)           2,062               67
Trading account profit                                            293              (8)             593              323
Other operating income                                          8,156           4,568           18,651           12,880
-----------------------------------------------------------------------------------------------------------------------
                                                              176,259         158,964          509,487          460,152
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                      44,626          41,002          128,837          119,901
 Profit sharing                                                 4,435           5,378           14,268           15,993
 Pension and other benefits                                    13,302          11,465           43,985           34,167
-----------------------------------------------------------------------------------------------------------------------
                                                               62,363          57,845          187,090          170,061
 Net occupancy expense                                          8,236           7,304           24,258           21,134
 Equipment expenses                                            10,274           9,101           29,610           26,064
 Other taxes                                                    5,241           4,961           15,966           14,060
 Professional fees                                              8,847           8,694           25,619           24,746
 Communications                                                 5,731           5,206           17,023           15,099
 Business promotion                                             4,270           4,385           12,232           11,614
 Printing and supplies                                          3,047           2,321            8,345            6,733
 Other operating expenses                                       6,470          10,233           27,335           30,706
 Amortization of intangibles                                    5,117           4,501           15,157           13,364
-----------------------------------------------------------------------------------------------------------------------
                                                              119,596         114,551          362,635          333,581
-----------------------------------------------------------------------------------------------------------------------

Income before tax and dividends on preferred stock of
 Banco Popular                                                 56,663          44,413          146,852          126,571
Income tax                                                     18,356          12,696           40,743           34,063
-----------------------------------------------------------------------------------------------------------------------
Income before dividends on preferred stock of
 Banco Popular                                                 38,307          31,717          106,109           92,508
Dividends on preferred stock of Banco Popular (Note 7)                                                              385
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $ 38,307        $ 31,717         $106,109         $ 92,123
=======================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                        $ 36,220        $ 29,560         $ 99,847         $ 89,966
=======================================================================================================================

EARNINGS PER COMMON SHARE (NOTE 9):                          $   1.10        $   0.90         $   3.04         $   2.74

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        For the nine months ended
                                                                                              September 30,
(In thousands)                                                                         1995                     1994
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                        $  106,109               $   92,123
-----------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and amortization of premises and equipment                               32,283                   27,505
  Provision for loan losses                                                             43,331                   41,244
  Amortization of intangibles                                                           15,157                   13,364
  Gain on sale of investment securities available-for-sale                              (2,062)                     (67)
  Loss(gain) on disposition of premises and equipment                                      125                     (862)
  Amortization of premiums and accretion of discounts on investments                    (2,479)                   6,170
  Net increase in loans held-for-sale                                                   (5,689)
  Amortization of deferred loan fees and costs                                             432                      975
  Net increase in postretirement benefit obligation                                      5,770                    3,273
  Net increase in trading securities                                                   (48,659)                 (16,197)
  Net (increase)decrease in interest receivable                                        (35,380)                   4,934
  Net increase in other assets                                                         (11,989)                  (6,189)
  Net decrease in interest payable                                                         384                      991
  Net (decrease) increase in current and deferred taxes                                 (5,401)                  10,406
  Net increase (decrease) in other liabilities                                           6,924                   (1,393)
------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                                       (7,253)                  84,154
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               98,856                  176,277
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                              127,792                  117,927
 Purchases of investment securities held-to-maturity                               (11,030,926)              (5,860,771)
 Maturities of investment securities held-to-maturity                               10,985,704                5,977,209
 Purchases of investment securities available-for-sale                                (818,398)                (258,595)
 Maturities of investment securities available-for-sale                                 78,867
 Sales of investment securities available-for-sale                                     234,056                  347,799
 Net disbursements on loans                                                           (861,871)              (1,010,521)
 Proceeds from sale of loans                                                            88,876                   81,510
 Acquisition of  mortgage loan portfolios                                              (46,575)                 (76,700)
 Assets acquired, net of cash                                                          (29,189)                 (17,557)
 Acquisition of premises and equipment                                                 (44,047)                 (46,853)
 Proceeds from sale of premises and equipment                                            8,893                    2,049
-----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (1,306,818)               (744,503)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                              532,568                   61,018
 Net deposits acquired                                                                 163,577
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                                       413,269                  239,222
 Net (decrease) increase in other short-term borrowings                               (177,298)                  36,031
 Proceeds from issuance of notes payable                                               327,153                  154,681
 Payments of notes payable                                                             (87,508)                      (7)
 Payments of subordinated notes                                                                                 (12,000)
 Dividends paid                                                                        (32,557)                 (26,725)
 Proceeds from issuance of common stock                                                  2,528                    2,399
 Proceeds from issuance of preferred stock                                                                       96,690
 Redemption of preferred stock                                                                                  (11,000)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            1,141,732                  540,309
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                (66,230)                 (27,917)
Cash and due from banks at beginning of period                                         442,316                  368,837
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                            $  376,086               $  340,920
=======================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Velco, BP Capital Markets, Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc. (second tier subsidiaries) and Equity One, Inc., and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of September 30, 1995 and December 31, 1994, and their related statements of income and cash flows for the nine-month period ended September 30, 1995 and 1994. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 presentation.

NOTE 2- ACCOUNTING CHANGES

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." SFAS 114 which defines impaired loans, requires creditors to setup a valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the loan observable market price or, on the fair value of the collateral if the loan is collateral dependent. As of September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $98,175, of which $46,439 have a related allowance for possible loan losses of $16,600 at September 30, 1995. Average impaired loans during the third quarter of 1995 were $93,716. For the nine-month period ended September 30,1995, average impaired loans were $91,608. The Corporation recognized interest income on impaired loans of $927 during the third quarter of 1995 and $2,325 for the first nine months of 1995.

During the first quarter of 1994, the Corporation adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires financial institutions to divide their securities holdings among three categories: held-to-maturity, available-for-sale and trading securities. Those securities which management has the positive intent and ability to hold to maturity will be classified as held-to-maturity and will be carried at cost. Those that are bought and held principally for the purpose of selling them in the near term, will be classified as trading and will continue to be reported at fair value with unrealized gains and losses included in earnings. All other securities will be classified as available-for-sale and will be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As a result of the adoption of this statement, the Corporation's stockholders' equity at September 30, 1995 includes unrealized holding gains on securities available-for-sale of $5,845, net of deferred taxes, as compared with $9,791 in unrealized losses at September 30, 1994.

In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for fiscal years beginning after December 15,1995. The Corporation has not yet determined the impact of this statement, however, management estimates that the adoption of this statement will have no material effect on the consolidated financial statements.

In May 1995, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Also, it requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The statement is effective for fiscal years beginning after December 15,1995. Management estimates that the adoption of this statement will have no material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1995 and market value for the following investment securities are :

Investments securities held-to-maturity:

                                                                                 September 30,
                                                                    1995                              1994

                                                         Book Value       Market Value      Book Value     Market Value
                                                       ----------------------------------------------------------------
U.S. Treasury (average maturity of
 10 months)                                             $2,144,326         $2,151,139       $1,803,692      $1,783,353
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 5 months)                          214,280            212,445          541,960         536,245
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 3 months)                         197,694            201,988          193,731         196,596
Collateralized mortgage obligations (average
  maturity of 1 year and 8 months)                         370,599            366,165          472,244         456,873
Mortgage-backed securities (average
  maturity of 4 years and 9 months)                        124,280            123,474          147,183         141,078
Others (average maturity of 1year
 and 7 months)                                              56,073             56,108           51,382          51,417
                                                        --------------------------------------------------------------

                                                        $3,107,252         $3,111,319       $3,210,192      $3,165,562
                                                        ==============================================================

Investments securities available-for-sale:

                                                                                 September 30,
                                                                     1995                              1994

                                                     Amortized Cost       Market Value    Amortized Cost    Market Value
                                                     -------------------------------------------------------------------
U.S. Treasury (average maturity
 of 1 year and 10 months)                               $  904,314         $  905,457         $563,154        $552,109
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 2 months)                          145,079            145,735           64,356          63,419
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 11 months)                                  30,518             30,574           30,449          29,482
Collateralized mortgage obligations (average
  maturity of 2 years and 7 months)                         64,980             64,850           46,676          46,319
Mortgage-backed securities (average
  maturity of 10 years and 3 months)                       183,656            183,268           21,635          20,981
Others (average maturity of 1 year and
  1 month)                                                  39,770             47,308           11,903          12,212
                                                        --------------------------------------------------------------

                                                        $1,368,317         $1,377,192         $738,173        $724,522
                                                        ==============================================================

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,496,446 (1994 - $2,305,087) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1995 amounted to $19,868 and $78,338. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

          8.875% Fixed Rate Notes series A, due on June 15, 1996                     $15,000
          8.6875% Fixed Rate Notes series B, due on June 15, 1996                     15,000
          Floating Rate Notes series A with interest
           payable at 88% of LIBID rate, due on June 15, 1996                         19,000
          Floating Rate Notes series B with interest
           payable at 86% of LIBID rate, due on June 15,1996                           1,000
                                                                                     -------
                                                                                     $50,000
                                                                                     =======

NOTE 7- PREFERRED STOCK OF BANCO POPULAR

Banco Popular has 200,000 shares of authorized preferred stock with a par value of $100. Of these, 110,000 were issued and outstanding until June 30, 1994 when the shares were redeemed at par value.

NOTE 8 - STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,922,318 are issued and outstanding at September 30, 1995. On June 27, 1994, the Corporation issued 4,000,000 shares of non-cumulative preferred stock with a dividend rate of 8.35% and a liquidation preference value of $25 per share. Authorized preferred stock is 10,000,000 shares without par value.

NOTE 9 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $36,220 and $29,560 for the third quarter of 1995 and 1994 and $99,847 and $89,966 for the nine months ended September 30, 1995 and 1994, respectively, after deducting the dividends on preferred stock. EPS are based on 32,922,318 and 32,812,818 average shares outstanding for the third quarter of 1995 and 1994, respectively, and 32,894,507 and 32,784,802 average shares outstanding during the nine-month period of 1995 and 1994, respectively.

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine months ended September 30, 1995 the Corporation paid interest and income taxes amounting to $382,692 and $36,741, respectively (1994 - $248,737 and $21,051). In addition, the loans receivable transferred to other real estate and other property for the period ended September 30, 1995, amounted to $5,072 and $2,669, respectively (1994 - $1,822 and $2,376). The
Corporation's stockholders' equity at September 30, 1995 includes $5,845 in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $9,791 in unrealized losses as of September 30, 1994.

NOTE 11- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and it wholly-owned subsidiary BanPonce Financial Corp., including its wholly owned subsidiaries: Pioneer Bancorp, Inc. and Banco Popular, FSB (second tier subsidiaries) and Equity One, Inc., as of September 30, 1995, and 1994 and the results of their operations for the nine-month periods then ended. Banco Popular, FSB was organized on January 20, 1995.


                        POPULAR INTERNATIONAL BANK, INC.
                             STATEMENT OF CONDITION
                                 (In thousands)


                                                                     September 30,
                                                                     -------------

                                                                 1995               1994
                                                                 ----               ----
Assets:

Cash                                                          $   24,248           $ 20,052
Money market investments                                          28,468             44,716
Investment securities                                            265,793            105,765
                                                              ----------           --------

Loans                                                          1,109,580            810,634
Less: Unearned income                                             41,448             31,043
      Allowance for loan losses                                   15,492             11,781
                                                              ----------           --------
                                                               1,052,640            767,810
Other assets, consisting principally of
 intangible assets, including goodwill, net                       62,763             36,372
                                                              ----------           --------

   Total assets                                               $1,433,912           $974,715
                                                              ==========           ========

Liabilities and Stockholder's Equity:

Deposits                                                      $  527,616           $329,932
Short-term borrowings                                            149,934            160,371
Notes payable                                                    589,111            348,906
Other liabilities                                                 33,210             21,719
Stockholder's equity                                             134,041            113,787
                                                              ----------           --------

   Total liabilities and stockholder's equity                 $1,433,912           $974,715
                                                              ==========           ========

                        POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                 (In thousands)



                                                 Quarter ended                        For the nine months ended
                                                 September 30,                              September 30,

                                              1995           1994                      1995              1994
                                           -------------------------                 --------------------------
Income:

Interest and fees                         $  31,700         $  20,545                $ 87,153         $  49,533
Other service fees                            6,202             1,916                  11,958             5,123
                                          ---------          --------                --------         ---------

Total income                                 37,902            22,461                  99,111            54,656
                                          ---------          --------                --------         ---------

Expenses:
Interest expense                             17,805            10,280                  49,147            24,374
Provision for loan losses                     2,347             1,930                   5,801             5,050
Operating expenses                            9,095             6,507                  26,254            15,853
                                          ---------          --------                --------         ---------

Total expenses                               29,247            18,717                  81,202            45,277
                                          ---------          --------                --------         ---------

Income before income tax                      8,655             3,744                  17,909             9,379
Income tax                                    3,370             1,521                   7,168             3,819
                                          ---------         ---------                --------         ---------

Net income                                $   5,285         $   2,223                $ 10,741         $   5,560
                                          =========         =========                ========         =========

NOTE 12 - BANPONCE FINANCIAL CORP. (A SECOND TIER- SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp. and its wholly-owned subsidiaries Pioneer Bancorp, Inc., and Banco Popular, FSB and Equity One, Inc. (second tier subsidiaries) as of September 30, 1995 and 1994, and the results of their operations for the nine-month periods then ended. Banco Popular, FSB was organized on January 20, 1995.



                            BANPONCE FINANCIAL CORP.
                             STATEMENT OF CONDITION
                                 (In thousands)

                                                                          September 30,
                                                                          -------------

                                                                      1995              1994
                                                                      ----              ----
Assets:

Cash                                                              $    24,201         $ 19,997
Money market investments                                               27,496           43,688
Investment securities                                                 265,793          105,765
                                                                  -----------         --------

Loans                                                               1,109,580          810,634
Less: Unearned income                                                  41,448           31,043
      Allowance for loan losses                                        15,492           11,781
                                                                  -----------         --------
                                                                    1,052,640          767,810
Other assets, consisting principally of
 intangible assets, including goodwill, net                            62,648           36,370
                                                                  -----------         --------

   Total Assets                                                   $ 1,432,778         $973,630
                                                                  ===========         ========

Liabilities and Stockholder's Equity:

Deposits                                                          $   527,616         $329,932
Other short-term borrowings                                           149,934          160,371
Notes payable                                                         589,111          348,905
Other liabilities                                                      33,190           21,720
Stockholder's equity                                                  132,927          112,702
                                                                  -----------         --------

   Total Liabilities and Stockholder's Equity                     $ 1,432,778         $973,630
                                                                  ===========         ========

                            BANPONCE FINANCIAL CORP.
                              STATEMENT OF INCOME
                                 (In thousands)



                                                         Quarter ended                         For the nine months ended
                                                         September 30,                               September 30,

                                                     1995              1994                      1995              1994
                                                   -------------------------                   --------------------------
Income:

Interest and fees                                  $31,684           $20,535                    $87,108         $49,505
Other service fees                                   6,202             1,916                     11,958           5,123
                                                   -------           -------                    -------         -------

Total income                                        37,886            22,451                     99,066          54,628
                                                   -------           -------                    -------         -------

Expenses:

Interest expense                                    17,805            10,280                     49,147          24,374
Provision for loan losses                            2,347             1,930                      5,801           5,050
Operating expenses                                   9,116             6,521                     26,225          15,844
                                                   -------           -------                    -------         -------

Total expenses                                      29,268            18,731                     81,173          45,268
                                                   -------           -------                    -------         -------

Income before income tax                             8,618             3,720                     17,893           9,360
Income tax                                           3,370             1,521                      7,168           3,819
                                                   -------           -------                    -------         -------

Net income                                         $ 5,248           $ 2,199                    $10,725         $ 5,541
                                                   =======           =======                    =======         =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion portrays management's analysis of the consolidated financial condition, changes in financial condition and results of operations of BanPonce Corporation (the Corporation) and its wholly-owned subsidiaries:

- Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc. (Popular Mortgage)
-       Vehicle Equipment Leasing Company (VELCO).

- Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp. (BanPonce Financial), including Pioneer Bancorp, Inc.(Pioneer) and Banco Popular, FSB, second tier subsidiaries, and Equity One, Inc.(Equity One).

-       BP Capital Markets, Inc.

The Corporation has completed various acquisitions during 1995. Through these acquisitions management pursues the Corporation's strategic goal of geographic and business diversification. In January 1995, Banco Popular, FSB, a new subsidiary, acquired from the Resolution Trust Corporation four branches of the former Carteret Federal Savings Bank in New Jersey with deposits of approximately $182 million. Also, in August 1995 Banco Popular, FSB established two de novo branches further expanding the Corporation's presence in New Jersey. In addition, Popular Mortgage was incorporated to acquire $123 million in assets from Puerto Rico Home Mortgage on March 31, 1995. The Corporation also entered into the investment banking and brokerage industry with the acquisition on April 30, 1995, of the operations of CS First Boston Puerto Rico, Inc., now operating under the name of BP Capital Markets (BP Capital). BP Capital is a well-established investment banking firm that has provided general investment banking services to the public and private sectors in the past to the Puerto Rico market. Also, Equity One opened five offices during the third quarter of 1995, operating 87 offices in 25 states as of the end of the third quarter.

This financial review should be read together with the unaudited consolidated financial statements, supplemental financial data and tables contained herein.

NET INCOME

The Corporation's net income for the third quarter of 1995 was $38.3 million, a significant increase of 20.8% when compared to $31.7 million reported for the same period in 1994. Earnings per common share (EPS) for the quarter were $1.10, based on 32,922,318 average shares outstanding, compared with EPS of $0.90 for the third quarter of 1994, based on 32,812,818 average shares outstanding. The Corporation's return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1995 were 1.03% and 14.55%, respectively, compared with 1.02% and 13.26% attained during the third quarter of 1994.

The improvement of $6.6 million in net income for the third quarter of 1995 as compared to the third quarter of 1994 can be summarized as follows:

-        Higher net interest income by $11.7 million
-        An increase of $11 million in non-interest revenues
-        Higher income tax expense by $5.7 million

-       Higher provision for loan losses by $5.4 million
-       Higher operating expenses by $5.0 million

For the nine-month period ended September 30, 1995, net income amounted to $106.1 million, increasing 15.2% from $92.1 million reported for the same period of 1994. EPS for these periods were $3.04 and $2.74, respectively, based on 32,894,507 average shares outstanding for the first nine months of 1995 and 32,784,802 for the same period of 1994. ROA and ROE for the nine-month period ended September 30, 1995 were 1.03% and 14.00%, respectively, compared with 1.02% and 13.72% reported for the same period in 1994.

NET INTEREST INCOME

Net interest income for the third quarter of 1995 increased to $148.4 million, or $11.7 million higher than the $136.7 million reported for the same period in 1994. On a taxable equivalent basis, net interest income increased to $159.9 million as compared with $147.0 million. This increase is the net effect of a $15.4 million increase due to a larger volume of average earning assets and a $2.5 million decrease due to a lower net interest yield on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets reached $13.8 billion for the quarter ended September 30, 1995, compared with $11.5 billion for the same quarter of 1994. The rise resulted from a higher average volume of loans by $1.0 billion, mainly commercial and mortgage loans, and higher average volumes of money market investments, investment securities and trading account securities by $1.2 billion.

The increase in average commercial loans of $377.4 million was principally attained at Banco Popular. Average mortgage loans grew $323.5 million. In this category, Equity One had a significant growth increasing 37.4%, reaching an average balance of $609.3 million during the third quarter of 1995, mainly related to its continuous expansion in the mainland.

Average money market investments reached $600.8 million during the third quarter of 1995, compared with $69.5 million for the same period of 1994. The acquisition of the investment banking operation of BP Capital during the second quarter of 1995 was the main reason for this increase. Investment securities increased $472.0 million, of which Banco Popular accounted for $200.1 million or 42.4%. The average investment portfolio of Banco Popular reached $4.2 billion as compared with $4.0 billion for the third quarter of 1994. Banco Popular, FSB had $147.9 million in average investment securities for the third quarter of 1995.

The average balance of trading account securities, for the three-month period ended September 30, 1995, reached $248.1 million compared with $8.4 million reported for the same quarter last year, mostly due to the new subsidiary BP Capital with $201.5 million.

The average yield on earning assets for the third quarter of 1995, on a taxable equivalent basis, was 8.70% or 41 basis points higher than the 8.29% reported for the third quarter of 1994. The increase in the average yield of loans was the main contributor to the rise in the yield of earning assets.

The average yields on loans for the third quarter of 1995 and 1994, on a taxable equivalent basis, were 10.05% and 9.51%, respectively. The commercial loan portfolio had an improvement of 105 basis points in its average yield for the quarter, reaching 9.09% compared with 8.04% reported for the same quarter in 1994. The average yield on consumer loans also increased to 12.59% from the 11.94% achieved during the third quarter of 1994. The average yields on mortgage loans, on a taxable equivalent basis, for the third quarter of 1995 and 1994 were 8.52% and 8.24%, respectively.

The average yield on investment securities, on a taxable equivalent basis, was 6.76%, 61 basis points higher than the 6.15% attained in the third quarter of 1994. This increase resulted from the maturity and sale of lower yielding investments whose proceeds were reinvested during a higher interest rate scenario. The average yield on money market investments increased from 4.62% in the third quarter of 1994 to 5.91% in the same period of 1995.

Average interest bearing liabilities of the Corporation were $11.6 billion for the three-month period ended September 30, 1995 and $9.4 billion for the same period of 1994, an increase of $2.2 billion. Average interest bearing deposits increased to $7.8 billion or $734.1 million for the third quarter of 1995, mostly in certificates of deposits which grew $712.9 million. The average costs of interest bearing deposits for the quarter ended September 30, 1995 and 1994 were 4.30% and 3.60%, respectively. The increase is mainly the result of a rise of 104 basis points on the average cost of certificates of deposit. The average cost of savings accounts increased 24 basis points while the cost of NOW and money market deposits rose 13 basis points.

The operation of BP Capital, with an average volume of short-term borrowings of $821.2 million for the three-month period ended September 30, 1995, accounted for most of the increase of $1.2 billion in this category. Banco Popular also had an increase in short-term borrowings, reaching an average level of $1.7 billion compared with $1.5 billion in the same quarter of 1994. The average cost of short-term borrowings increased by 104 basis points from 4.50% to 5.54% in 1995.

As a result of the above, the average cost of interest bearing liabilities increased 93 basis points, from 3.90% reported for the third quarter of 1994 to 4.83% for the same period of 1995, while the average cost of funding earning assets rose to 4.06% from 3.19%. The net interest yield, on a taxable equivalent basis, decreased to 4.64% from 5.10% reported for the third quarter of 1994. The net interest yield, on a taxable equivalent basis, for the first and second quarter of 1995 was 4.88% and 4.77%, respectively. Based on the Corporation's asset/liability structure at September 30, 1995 it is expected that its net interest yield should improve in the forthcoming months, when it is anticipated that the interest rates will remain stable or decline.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                                                            First Nine Months
----------------------------------------------------------------------------------------------------------------------
                                                                   1995 Average                   1994 Average
                                                             ---------------------------------------------------------
                                                               Balance        Rate           Balance          Rate
                                                             ---------------------------------------------------------
Earning assets                                                $12,896          8.67%         $11,269           8.06%
                                                              =======                        =======

Financed by:
 Interest
 bearing funds
                                                              $10,679          4.74%         $ 9,249           3.60%

Non-interest
 bearing funds                                                  2,217                          2,020
                                                              -------                        -------

 TOTAL                                                        $12,896          3.92%         $11,269           2.96%
                                                              =======                        =======

Net interest income
 per books                                                    $ 428.1                        $ 398.1

Taxable equivalent
 adjustment                                                      31.6                           33.2
                                                              -------                        -------

Net interest income on a
 taxable equivalent basis                                     $ 459.7                        $ 431.3
                                                              =======                        =======

Spread                                                                         3.93%                           4.46%
Net interest yield                                                             4.75%                           5.10%

As shown on Table A, for the nine-month period ended September 30, 1995, net interest income reached $428.1 million, increasing $30 million from the $398.1 million reported for the same period of 1994. On a taxable equivalent basis, net interest income rose to $459.7 million from $431.3 million reported for the nine-month period ended September 30, 1994. This rise is the net effect of an increase of $52.4 million due to the growth and change in the composition of average earning assets partially offset with a decrease of $24.0 million due to a lower net interest yield on a taxable equivalent basis.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 1995 increased to $19 million, compared with $13.5 million for the same quarter of 1994, an increase of $5.5 million. For the second quarter of 1995 the provision was $12.6 million. For the nine-month period ended on September 30, 1995, the provision for loan losses amounted to $43.3 million compared with $41.2 million for the same period last year. The increase in the provision is attributed to the rise in net charge-offs and management's intention of maintaining the allowance at a conservative level. In addition, the Corporation provided for potential losses that may arise in the U.S. Virgin Islands' loan portfolio as a result of the effects of hurricane Marilyn on the economy of the islands. The provision for the third quarter of 1995 represented 143% of net charge-offs compared with 129% for the same period of 1994.

TABLE B

                           Provision for              Net               Allowance for
Quarter Ended               Loan Losses           Charge-offs            Loan Losses
--------------             -------------          -----------           ------------
                                                 (In millions)
September 30, 1995             $19.0                   $13.3                   $164.4
June 30, 1995                   12.6                    11.4                    158.7
March 31, 1995                  11.7                     8.0                    157.5
December 31, 1994               12.5                     8.2                    153.8
September 30, 1994              13.5                    10.5                    149.4

As presented on Table B, net charge-offs for the third quarter of 1995 totaled $13.3 million or 0.64% of average loans, increasing $2.8 million from the $10.5 million or 0.57% reported for the same quarter in 1994. Net charge-offs for the quarter ended on June 30, 1995 were $11.4 million or 0.56% of average loans. Commercial and consumer loans net charge-offs increased $1.3 million each, when compared with the third quarter of 1994. Commercial loans net charge-offs totaled $7.5 million for the current quarter, while credit losses on the consumer portfolio amounted to $4.4 million. Lease financing net charge-offs increased $0.4 million, from $0.6 million for the third quarter of 1994 to $1.0 million for the same quarter this year. Reductions in the mortgage and construction loans net charge-offs of $0.1 million and $0.05 million partially offset these increases.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                Third Quarter                    First nine months
(Dollars in thousands)                      1995             1994              1995            1994
------------------------------------------------------------------------------------------------------
Balance at beginning of period            $158,734         $146,418          $153,798        $133,437
Allowances purchased                                                                            3,473
Provision for loan losses                   18,987           13,544            43,331          41,244
                                          -----------------------------------------------------------
                                           177,721          159,962           197,129         178,154
                                          -----------------------------------------------------------

Losses charged to the allowance
  Commercial                                 9,726            7,952            24,161          21,363
  Construction                                   8               85                 8             285
  Lease financing                            1,316            1,871             4,120           5,229
  Mortgage                                     468              549             1,130             887
  Consumer                                   9,285            7,688            24,045          22,073
                                          -----------------------------------------------------------
                                            20,803           18,145            53,464          49,837
                                          -----------------------------------------------------------

Recoveries
  Commercial                                 2,229            1,732             5,502           5,043
  Construction                                                   27               286             258
  Lease financing                              315            1,248             1,888           2,703
  Mortgage                                      56                                183
  Consumer                                   4,912            4,605            12,906          13,108
                                          -----------------------------------------------------------
                                             7,512            7,612            20,765          21,112
                                          -----------------------------------------------------------

Net loans charged-off                       13,291           10,533            32,699          28,725
                                          -----------------------------------------------------------

Balance at end of period                  $164,430         $149,429          $164,430        $149,429
                                          ===========================================================

Ratios:

 Allowance for losses to loans                1.94%                   1.99%                   1.94%                 1.99%
 Allowance to non-performing assets         105.46                  126.67                  105.46                126.67
 Allowance to non-performing loans          114.52                  146.92                  114.52                146.92
 Non-performing assets to loans               1.84                    1.57                    1.84                  1.57
 Non-performing assets to total assets        1.04                    0.95                    1.04                  0.95
 Net charge-offs to average loans             0.64                    0.57                    0.54                  0.55
 Provision to net charge-offs                 1.43x                   1.29x                   1.33x                1.44x
 Net charge-offs earnings coverage            5.69                    5.50                    5.82                  5.84


For the nine-month period ended September 30, 1995, net charge-offs totaled $32.7 million, as compared with $28.7 million a year before, an increase of $4.0 million. As showed on Table C, net losses as a percentage of average loans remained steady as compared with the first nine months of 1994, representing 0.54% and 0.55%, of average loans, respectively. On a year-to-date basis, the major fluctuations in net charge-offs were experienced in the commercial loan portfolio, whose net charge-offs increased $2.3 million, and in consumer loans, whose losses increased $2.2 million. Other small fluctuations were a decline of $0.3 million in each, lease financing and construction loans net charge-offs and an increase of $0.06 million in mortgage credit losses.

Although the effect of hurricane Marilyn on the Corporation's U.S. Virgin Islands loan portfolio is difficult to predict at this time, management considers that the additional provision recorded this quarter is adequate to cover for future losses and keeps closely monitoring the performance of the loan portfolios on the islands. The Corporation's USVI portfolio represents only 4.2% of the Corporation total loans as of September 30, 1995.

As of September 30, 1995, the allowance for loan losses amounted to $164.4 million, representing 1.94% of loans, compared with $149.4 million or 1.99% of loans a year earlier and $158.7 million and 1.94% at June 30, 1995. Based on the current economic conditions and the methodology established to evaluate the adequacy of the allowance for loan losses, which includes portfolio risk characteristics, prior loss experience and results of periodic credit reviews, management considers that the Corporation continues enjoying a strong position in the allowance for loan losses.

Effective January 1, 1995 the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (as further explained on Note 2 to the Consolidated Financial Statements). As a result of this adoption the Corporation had $98.2 million in loans considered impaired which required an allowance of $16.6 million as of September 30, 1995. For the current and previous two quarters of 1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement. As allowed by SFAS 118, the Corporation continued using current practices of recognizing income on impaired loans.

CREDIT QUALITY

Non-performing assets consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans when they are considered well-secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

TABLE D

----------------------------------------------------------------------------------
                                               NPA                   Allowance
                                              as a %                   as a %
   Date                      NPA             of Loans                  of NPA
----------------------------------------------------------------------------------
                                 (Dollars in millions)
September 30, 1995          $155.9             1.84%                   105.5%
June 30, 1995                148.2             1.81                    107.1
March 31, 1995               124.1             1.55                    126.9
December 31, 1994            107.6             1.38                    142.9
September 30, 1994           118.0             1.57                    126.7


As presented on Table D, non-performing assets (NPA) as of September 30, 1995, amounted to $155.9 million or 1.84% of loans, compared with $118.0 million or 1.57% at September 30, 1994. NPA were $148.2 million or 1.81% of loans at June 30, 1995.

Non-performing loans amounted to $143.6 million as of September 30, 1995 from $101.7 million at the end of the third quarter of 1994. As of June 30, 1995, these loans amounted to $135.6 million. Most of the increase was reflected in non-performing commercial and construction loans which increased $27.5 million. During this year a corporate loan was classified as a non-performing loan, accounting for approximately 30% of the increase. Other reasons for the increase in non-performing commercial and construction loans were the growth in these portfolios, which rose $424.3 million or 14.5% as compared with September 30, 1994 and the adoption, as previously mentioned, of SFAS 114. This statement requires that a loan for which foreclosure of collateral is probable should continue to be accounted for as a loan and not as an in-substance foreclosed asset. Based on this requirement the Corporation reclassified $3.1 million of in-substance foreclosed assets to non-performing commercial loans. Non-performing mortgage loans increased $10.3 million, while non-performing consumer and lease financing loans increased $2.3 million and $1.8 million, respectively. The increase in non-performing mortgage loans was mainly due to the growth in the portfolio. Renegotiated loans decreased $2.5 million, from $5.3 million at September 30, 1994 to $2.8 million at the end of the third quarter of 1995. Other real estate decreased $1.5 million mainly due to the reclassification of in-substance foreclosed assets mentioned above.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30, 1995, amounted to $123.8 million or 1.46% of loans, and the allowance for loan losses would be 133% of non-performing assets. At September 30, 1994 and June 30, 1995, adjusted non-performing assets were $90.1 million and $107.7 million, respectively, or 1.20% and 1.31% of loans.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of September 30, 1995, amounted to $16 million as compared with $13.7 million at September 30, 1994, and $12.8 million at June 30, 1995.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, rose to $46.8 million for the third quarter of 1995 from $35.8 million reported for the same period in 1994, a 30.8% increase. Excluding the effect of $3.1 million of the operations acquired during 1995, the increase in other operating income was $7.9 million or 22.0%.For the nine-month periods ended September 30, 1995 and 1994, these revenues were $124.8 million and $103.3 million, respectively.

Service charges on deposit accounts, the principal component of other operating income, amounted to $20.0 million for the third quarter of 1995, an increase of $1.6 million or 8.5% when compared with $18.4 million reported for the third quarter of 1994. This increase is largely attributed to a broader variety of services offered to the commercial accounts together with revisions made to their fee structure and higher fees collected on returned checks. For the nine-month period ended September 30, 1995, service charges on deposit accounts totaled $57.6 million, increasing $4.0 million from the $53.6 million reported for the same period a year earlier.

Other service fees rose $3.4 million to $16.4 million for the third quarter of 1995 from $13.0 million for the same period in 1994, primarily due to a net increase of $0.9 million in mortgage servicing fees in Banco Popular as a result of the acquisition of Puerto Rico Home Mortgage's servicing portfolio of $1.8 billion on March 31, 1995. The increase in credit card fees, fees collected on the growing volume of transactions at point-of-sale (POS) terminals and other electronic transactions, and fees generated through new collection and payment processing services provided to certain government agencies contributed $1.7 million to the rise in other service fees. Also, fees related to the sale and administration of investment products added $0.7 million to this revenue category. For the nine-month period ended September 30, 1995, other service fees reached $45.8 million or 25.8% higher than $36.4 million a year before.

Furthermore, other operating income increased $3.6 million reaching $8.2 million for the third quarter of 1995, compared with $4.6 million for the third quarter of 1994. This increase resulted mainly from the higher gains realized on the sale of mortgage loans by Equity One, Puerto Rico Home Mortgage and Banco Popular. Also, BP Capital added $1.1 million in other operating income from investment banking and underwriting services. Other operating income increased 44.8% for the nine-month period ended September 30, 1995, reaching $18.7 million compared with $12.9 million for the same period last year.

The gains on sale of investment securities available-for-sale for the third quarter of 1995 amounted to $2.0 million, principally due to the gain on the sale of $3.4 million in investment securities of BanPonce Financial, as compared with losses of $0.2 million for the same period of 1994. Also, trading transactions contributed with $0.3 million to the Corporation's earnings in the current quarter.

OPERATING EXPENSES

Operating expenses for the third quarter of 1995 were $119.6 million compared with $114.6 million for the same quarter in 1994, an increase of $5.0 million. For the first nine months of 1995 operating expenses rose to $362.6 million from $333.6 million for the same period in 1994.

The largest category of operating expenses is personnel costs, which amounted to $62.4 million for the third quarter of 1995, increasing $4.5 million from $57.9 million for the same period of 1994. More than 50% of the increase, or $2.4 million represents expenses of the Corporation's new subsidiaries, Banco Popular, FSB, Popular Mortgage and BP Capital.

Salaries accounted for the largest portion of the increase in personnel costs rising $3.6 million or 8.8% to $44.6 million for the quarter ended September 30, 1995, compared with $41.0 million for the same period in 1994, reflecting the cost of annual merit increases and business expansion. Excluding the salaries of the operations acquired during 1995, salaries increased $1.4 million or 3.5%. Pension costs and other fringe benefits increased $1.8 million to $13.3 million for the third quarter of 1995, mainly due to higher medical plan costs and increases in the pension and postretirement benefits expenses due mainly to changes in various actuarial assumptions. Partially offsetting these increases was a reduction of $0.9 million in the profit sharing expense which amounted to $4.4 million for the third quarter of 1995. This reduction is a result of an amendment to the plan, effective in 1995, in order to encourage stronger profitability ratios. Personnel costs for the nine-month period ended September 30, 1995, grew $17 million or 10.0% from $170.1 million recorded for the same period a year earlier. This increase includes the cost of the voluntary early retirement plan, for employees meeting certain eligibility requirements, implemented at the beginning of 1995. The plan, which was available until May 1, 1995, had a total cost for the Corporation of $4.6 million.

Other operating expenses, excluding personnel cost, increased $0.5 million, reaching $57.2 million for the quarter ended September 30, 1995, compared with $56.7 million for the same quarter in 1994. During this quarter the Corporation received a refund of $5.6 million from the FDIC due to the reduction in the assessment rate retroactive to June 1, 1995 when the Bank Insurance Fund reached the statutory level. The increase in other operating expenses was mostly in equipment expenses, mainly depreciation expense on equipment installed related to the expansion of the electronic payment system and the extension of the POS terminal network. Net occupancy, supplies and communication expenses also rose due to the expansion of the Corporation's business activities and the development of new products and services. Also, Banco Popular increased its reserve for sundry losses to cover for potential losses in the U.S. Virgin Islands as a result of hurricane Marilyn. For the nine-month period ended September 30, 1995, other operating expenses of the Corporation reached $175.5 million from $163.5 million reported for the same period in 1994.

Income tax expense for the quarter ended September 30, 1995 amounted to $18.4 million, an increase of $ 5.7 million when compared with $12.7 million recorded for the same quarter of 1994. The increase in income tax mostly results from a higher pre-tax income. For the nine-month period ended September 30, 1995, income tax expense reached $40.7 million compared with $34.1 million reported for the same period in 1994.

BALANCE SHEET COMMENTS

At September 30, 1995, the Corporation's total assets reached $14.9 billion, reflecting an increase of 20.0% when compared with $12.4 billion at September 30, 1994. Total assets at December 31, 1994 were $12.8 billion. Average assets for the first nine months of 1995 were $13.8 billion compared with $12.1 billion for the same period in 1994, an increase of 13.7%. Average assets for the year ended December 31, 1994 were $12.2 billion.

Earning assets at September 30, 1995 amounted to $14.0 billion compared with $11.6 billion at September 30, 1994. Loans amounted to $8.5 billion at September 30, 1995 compared with $7.5 billion a year ago. All loan categories showed increases. Commercial and construction loans increased from $2.9 billion at September 30, 1994 to $3.3 billion at September 30, 1995, a rise of $424.3 million or 14.5%. Mortgage loans rose $254.9 million or 12.1% as compared with September 30, 1994. Most of the increase was in Equity One, which rose $172.0 million. Mortgage loans amounted to $2.4 billion as of September 30, 1995 compared with $2.1 billion at September 30, 1994. Consumer loans increased $248.7 million or 12.3% and the lease financing portfolio rose

$57.0 million or 12.9% as compared with September 30, 1994. Total loans at December 31, 1994 amounted to $7.8 billion.

Money market investments amounted to $715.2 million at September 30, 1995, compared with $150.2 million as of the same date in 1994. BP Capital had $705.2 million in money market investments at the end of this quarter. Investment securities as of September 30, 1995, totaled $4.5 billion compared with $3.9 billion as of September 30, 1994. Most of this grow relates to U.S. Treasury securities held by Banco Popular. These figures include $1.4 billion in investment securities available-for-sale as of September 30, 1995 and $724.5 million as of September 30, 1994. The increase of $262.1 million in the trading portfolio is mainly related to the new subsidiaries, BP Capital and Popular Mortgage.

Total deposits were $9.7 billion at September 30, 1995, compared with $8.9 billion at September 30, 1994, an increase of $852 million. Most of the increase was attained at Banco Popular, where total deposits increased $647.2 million. Also, Banco Popular, FSB, contributed to the increase with deposits of $179.2 million at September 30, 1995. Total deposits at December 31, 1994 were $9.0 billion.

Borrowings increased $1.5 billion as compared with September 30, 1994. This rise is mainly due to the acquisition of BP Capital with $861.7 million in borrowings at September 30, 1995, an increase of $165 million in medium-term notes outstanding issued by BanPonce Financial and additional debt issued by the Corporation to finance the growth in operations of its subsidiaries. Also, federal funds purchased and securities sold under agreements to repurchase in Banco Popular showed an increase of $556.7 million due to arbitrage opportunities.

Stockholders' equity at September 30, 1995, amounted to $1.1 billion, compared with $988.9 million at September 30, 1994. The increase is mainly due to earnings retention and to a positive change in the allowance required by SFAS
115. The Corporation's stockholders' equity at September 30, 1995 includes an allowance of $5.8 million, net of taxes, in unrealized holding gains on securities available-for-sale, as required by SFAS 115, compared with unrealized holding losses of $9.8 million a year ago. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $3.3 million in additional capital since September 30, 1994.

The market value of the Corporation's common stock at September 30, 1995 was $38.75, compared with $33.13 at September 30, 1994 and $35.50 at June 30, 1995.
The Corporation's total market capitalization at September 30, 1995 was $1.3 billion. Book value per common share increased to $30.44 as of September 30, 1995, compared with $27.09 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended September 30, 1995 was 27.25%, compared with 27.73% for the same quarter last year.

The Corporation's Tier I, total capital and leverage ratios at September 30,
1995 were 11.57%, 12.83% and   6.70%, respectively, as compared with 12.90%,
14.31% and 7.56%, at September 30, 1994. Effective March 31, 1995, a portion of the deferred tax asset of the Corporation is disallowed in the computation of Tier I capital as required by regulatory agencies. This new requirement does not have a material effect on the Corporation's capital ratios which continue well above the minimum standards established by regulatory agencies.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
   --------------                 -------------------                       ---------
         13             Quarterly Report to shareholders for the            Exhibit "A"
                            period ended September 30, 1995

         27             Financial Data Schedule (for SEC use only)          Exhibit "B"


   b) No report on Form 8-K was filed for the quarter ended September 30, 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.


                                                BANPONCE CORPORATION
                                                --------------------
                                                     (Registrant)




Date:    11/14/95                          By:   S/DAVID H. CHAFEY, JR.
       ---------------                          --------------------------
                                                David H. Chafey, Jr.
                                                Senior Executive Vice President





Date:    11/14/95                          By:  S/AMILCAR L. JORDAN
       ---------------                          --------------------------
                                                Amilcar L. Jordan, Esq.
                                                Senior Vice President
                                                & Comptroller