Form 10-K
period 1995-12-31
BANPONCE CORP
filed 1996-03-19
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
--           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
--           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
                                               --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             ------------------------------------------------------

As of February 29, 1996 the Corporation had 32,974,936 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $1,450,897,000 based upon the reported closing price of $44.00 on the NASDAQ National Market System on that date.



                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------


        (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated herein by reference in response to Item 1 of Part I.

        (2) Portions of the Corporation's Proxy Statement relating to the 1996 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.

                               TABLE OF CONTENTS






                                                                       Page
                                                                       ----
     PART I

     Item 1    Business .............................................    3
     Item 2    Properties ...........................................    9
     Item 3    Legal Proceedings ....................................   10
     Item 4    Submission of Matters to a Vote of Security Holders ..   10

     PART II

     Item 5    Market for Registrant's Common Stock and Related
                Stockholder Matters..................................   10
     Item 6    Selected Financial Data ..............................   11
     Item 7    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................   12
     Item 8    Financial Statements and Supplementary Data ..........   12
     Item 9    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..................   12

     PART III

     Item 10   Directors and Executive Officers of the Registrant ...   13
     Item 11   Executive Compensation ...............................   13
     Item 12   Security Ownership of Certain Beneficial Owners
                and Management ......................................   13
     Item 13   Certain Relationships and Related Transactions .......   13


     PART IV

     Item 14   Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K .................................   14

                                     PART I
ITEM 1 BUSINESS

     BANPONCE CORPORATION (the "Corporation") is a diversified, publicly owned bank holding company, incorporated under the General Corporation Law of Puerto Rico in November 1984. It provides a wide variety of financial services through its principal subsidiaries: Banco Popular de Puerto Rico ("Banco Popular"), Vehicle Equipment Leasing Company, Inc. ("VELCO"), BP Capital Markets, Inc. ("BP Capital") and Popular International Bank, Inc. ("PIB"). The Corporation is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Banco Popular, the Corporation's principal banking subsidiary, is a member of the Federal Reserve System and is also subject to the supervision of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Superintendent of Banks of the State of New York. Banco Popular's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular is a full-service commercial bank and Puerto Rico's largest banking institution, with $12.9 billion in assets, $9.4 billion in deposits, and a delivery system of 166 branches throughout Puerto Rico, 30 branches in New York City, 1 in Los Angeles, California, 7 branches in the U.S. Virgin Islands and, 1 branch in the British Virgin Islands and a federal agency in Chicago. In addition, Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., one of Puerto Rico's largest vehicle leasing and daily rental companies, Popular Consumer Services, Inc., a small-loan company with 30 offices in Puerto Rico operating under the name of Best Finance, and Popular Mortgage, Inc., a mortgage loan company with three offices in Puerto Rico operating under the name of Puerto Rico Home Mortgage. VELCO is a wholly owned subsidiary of the Corporation engaged in finance leasing of motor vehicles to corporations and professionals. Effective April 30, 1995, BP Capital Markets, Inc. became a direct subsidiary of the Corporation engaged in the business of a securities broker-dealer in Puerto Rico, with financial advisory and security brokerage operations.

     PIB, incorporated under the Puerto Rico International Banking Center Act ("IBC Act"), owns all issued and outstanding stock of BanPonce Financial Corp. ("Financial"), a Delaware corporation. PIB is principally engaged in providing managerial services to its subsidiaries. Financial is the direct owner of all the issued and outstanding shares of Pioneer Bancorp, Inc., a corporation organized under the laws of Delaware and headquartered in Chicago, Illinois, and a registered bank holding company under the BHC Act, which through its wholly-owned subsidiary River Associates Bancorp, Inc., a Delaware corporation, owns and operates Pioneer Bank & Trust Company ("Pioneer"), a bank organized under the laws of the State of Illinois with three branches in that state. The deposits of Pioneer Bank & Trust are insured by the FDIC. As of December 31, 1995 the assets of Pioneer were $435.0 million and its deposits were $366.9 million.

     On January 20, 1995 Financial became the direct owner of all issued and outstanding shares of Banco Popular, FSB, a federal savings bank which acquired from the Resolution Trust Corporation ("RTC") certain assets and all of the deposits of four New Jersey branches of the former Carteret Federal Savings Bank, a federal savings bank under Resolution Trust Corporation conservatorship. The deposits of Banco Popular, FSB are insured by the FDIC. As a result of becoming the owner of all shares of Banco Popular, FSB, the Corporation has become a registered savings and loan holding company under the Home Owners' Loan Act. On January 20, 1995, simultaneously with the organization of Banco Popular, FSB, Financial contributed all the issued and outstanding shares of its wholly-owned subsidiary Equity One, Inc. to Banco Popular, FSB. Equity One, Inc. became an operating subsidiary of Banco Popular, FSB. Equity One, Inc., a Delaware corporation, is a diversified mortgage and consumer finance company engaged in the business of granting personal and mortgage loans and providing dealer financing through 91 offices located in 26 states with total assets of $848.5 million as of December 31, 1995.

     The Corporation is a legal entity separate and distinct from its subsidiaries. There are various legal limitations governing the extent to which the Corporation's banking and savings bank subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Corporation or certain of its other subsidiaries. The rights of the Corporation to participate in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise, are subject to the prior claims of creditors of that subsidiary, except to the extent that the Corporation may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Corporation's subsidiaries by creditors other than the Corporation may include long-term debt and substantial obligations with respect to deposit liabilities, federal funds purchased, securities sold under agreements to repurchase and commercial paper, as well as various other liabilities.

     The Corporation's business is described on pages 7 through 24 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1995, information which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

     The Corporation is a bank holding company subject to the supervision and regulation of the Federal Reserve Board under the BHC Act. As a bank holding company, the Corporation's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

     Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA Banco Popular is not permitted to operate a branch located outside of its "home state", except to the extend a domestic bank may do so. See "Interstate Banking and Other Recent Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state. In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

     Banco Popular operates a branch in Los Angeles that is not grandfathered for purposes of the IBA. The Federal Reserve Board has required Banco Popular to conform said branch's existence to the legal requirements set forth above. Banco Popular has petitioned the Federal Reserve Board for authorization to continue to maintain this facility. There can be no assurance that the Federal Reserve Board will grant Banco Popular's request.

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

     F D I C I A

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers:
"well capitalized", "adequately capitalized," "undercapitalized",
"significantly undercapitalized", and "critically undercapitalized". At December 31, 1995, Banco Popular was well capitalized.

     A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk-based tier 1 capital ratio of at least 6% and a risk-based total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based tier 1 capital ratio of at least 4% and a risk-based total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based tier 1 capital ratio of less than 3% or a risk-based total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than that indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

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

HOLDING COMPANY STRUCTURE

     Banco Popular, Pioneer and Banco Popular, FSB are subject to restrictions under federal law that limit the transfer of funds between them and the Corporation, Financial , PIB and the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, Pioneer or Banco Popular, FSB, respectively, to the Corporation, Financial or PIB, as the case may be, or to any non-banking subsidiary, are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. The Federal Reserve Board has requested public comment on a proposed definition of "Capital Stock and Surplus" for these purposes. Under the proposed definition, "Capital and Surplus" would be equal to Tier I and Tier 2 capital included in the calculation of the bank's risk-based capital including the amount of the bank's allowance for loan and lease losses not included in the calculation.

     Under the Federal Reserve Board policy, a bank holding company such as the Corporation, is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Banco Popular, Pioneer and Banco Popular, FSB are currently the only depository institution subsidiaries of the Corporation.

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

DIVIDEND RESTRICTIONS

     The principal regular source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. As a member bank subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. However, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1995, Banco Popular could have declared a dividend of approximately $158,754,000 without the approval of the Federal Reserve
Board.   Illinois law contains similar limitations on the amount of dividends that Pioneer can pay. In addition, the Office of Thrift Supervision ("OTS") regulations limit the amount of capital distributions (whether by dividend or otherwise) that any savings association may make without prior OTS approval, based upon the savings association's regulatory capital levels. These limitations are applicable to Banco Popular, FSB. Also, in connection with the acquisition by Banco Popular, FSB, from the RTC of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided Banco Popular, FSB and Financial interim financial assistance. The assistance consisted of a 5-year term loan for $19.5 million, payable in the year 2000 in a single lump sum installment and accruing interest, payable quarterly, at a floating rate of
12.5 basis points over the rate payable on the 13-week U.S. Treasury Bill. The loan is secured with the issued and outstanding shares of common stock of Banco Popular, FSB. Pursuant to the term of such financing, Banco Popular, FSB may not, among other things, declare or pay any stock dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such promissory note) or make any distributions of its assets until payment in full of such promissory note.

     The payment of dividends by Banco Popular, Pioneer or Banco Popular, FSB may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA".

     See "Puerto Rico Regulation" for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC INSURANCE ASSESSMENTS

     Banco Popular, Pioneer and Banco Popular, FSB are subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses which, if not corrected, would result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC has the authority to raise or lower assessment rates on insured deposits and to impose additional special assessments in order to achieve certain statutorily mandated reserve ratios in each fund. Any such increase would have an adverse effect upon the net earnings of Banco Popular, Pioneer and Banco Popular, FSB and, therefore, the Corporation. Effective June 1, 1995 the FDIC established a new Bank Insurance Fund ("BIF") assessment rate providing for assessments of from 4 cents for each $100 of deposits to 41 cents per $100, depending upon the institution's assigned risk category.

     On November 14, 1995, the Board of Directors of the FDIC approved a further reduction in the assessment schedule for BIF deposits. Effective January 1, 1996, the assessment schedule now ranges from 0 to 27 cents per $100 of deposits. Deposits at Banco Popular, FSB are included in the Savings Association Insurance Fund ("SAIF"). Effective June 1, 1995, SAIF deposits became subject to assessment at rates of 23 cents to 31 cents per $100 of deposits.

     As part of the currently pending Budget Reconciliation Act for fiscal year 1996, the House-Senate Conference Committee has proposed an assessment on all FDIC-insured depository institutions to provide funds for payment of interest on Financing Corporation debt when due. If enacted, this proposal would result in minimum BIF insurance premiums that are expected to be approximately 2.5 cents on each $100 in deposits subject to BIF assessments.

     Various legislative proposals regarding the future of BIF and SAIF have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits (which could under certain proposals be as high at 0.85% of each insured institution's SAIF deposit assessment base) and a subsequent reduced level of annual premiums for SAIF deposits comparable to the rate for BIF deposits.

CAPITAL ADEQUACY

     Information about the capital composition of the Corporation as of December 31, 1995 and for the four previous years is presented in Table N "Capital Adequacy Data", on page F-25 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and is incorporated herein by reference.

     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of stockholders' common equity, retained earnings, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill, other disallowed intangibles and a disallowed portion of deferred tax assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

     In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating.
All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less all intangibles, to total assets, less all intangibles. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio applicable to it.

     The Federal Reserve Board has adopted regulations with respect to risk-based and leverage capital ratios that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights, purchased credit card relationships and include a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

     Banco Popular is subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. As of December 31, 1995, Banco Popular had a tier 1 capital ratio of 11.74%, a total capital ratio of 13.01% and a leverage ratio of 6.45%.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA".

     The Federal Reserve Board revised its capital adequacy guidelines for state member banks and bank holding companies to establish a limitation on the amount of certain deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the final rules deferred tax assets that can only be realized if an institution earns taxable income in the future are limited for regulatory capital purposes to the amount that the institution expects to realize within one year of the quarter-end report date based on its projection of taxable income or 10 percent of Tier 1 capital, whichever is less. This final rule was effective on April 1, 1995. In addition, the Federal Reserve Board has decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities with readily determinable fair values.

     Bank regulators have from time to time indicated their desire to raise capital requirements applicable to banking organizations. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what terms.

Interstate Banking and Other Recent Legislation

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), which became effective on September 29, 1994, bank holding companies are permitted to acquire banks located in any state regardless of the state law in effect at the time. The Interstate Act also provides for the nationwide interstate branching of domestic banks. Under the Interstate Act, both national and state-chartered banks will be permitted to merge across state lines (and thereby create interstate branches) commencing on June 1, 1997. States are permitted to "opt-out" of the interstate branching authority by taking action prior to the commencement date. States may also "opt-in" early (i.e., prior to June 1, 1997) to the insterstate branching provisions and to permit de novo branching.

     In addition to the matters discussed above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the Federal deposit insurance system and to improve the overall financial stability of the U.S. banking system, and to provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand the nature of products and services banks and bank holding companies may offer. It is impossible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Corporation or its subsidiaries.

Puerto Rico Regulation

     As a commercial bank organized under the laws of the Commonwealth of Puerto Rico (the "Commonwealth"), Banco Popular is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of the Commonwealth (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

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

     Section 17 of the Banking Law permits Banco Popular to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1995, the legal lending limit for the Bank under this provision was approximately $88 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans which are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

     Section 14 of the Banking Law authorizes Banco Popular to conduct certain financial and related activities directly or through subsidiaries, including lease financing of personal property, operating small loans companies and mortgage loans activities. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., respectively, which are organized and operate solely in Puerto Rico.

IBC Act

     Under the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of PIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten business days following the date of the issue. Pursuant to the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not initiate the sale, encumbrance, assignment, merger or other transfer of shares if by such transaction a person or persons acting in concert could acquire direct or indirect control of 10% or more of any class of the Company's stock. Such authorization must be requested at least 30 days prior to the transaction.

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

     The IBC Act empowers the Office of the Commissioner to revoke or suspend, after a hearing, the license of an international banking entity if, among other things, it fails to comply with the IBC Act, regulations issued by the Office of the Commissioner or the terms of its license or if the Office of the Commissioner finds that the business of the international banking entity is conducted in a manner not consistent with the public interest.

Employees

     At December 31, 1995, the Corporation employed 7,681 persons. None of its employees are represented by a collective bargaining group.

ITEM 2. PROPERTIES

     As of December 31, 1995, Banco Popular owned (and wholly or partially occupied) approximately 67 branch premises and other facilities throughout the Commonwealth, 17 branches premises in New York, and a branch premises in Los Angeles. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 104 locations in Puerto Rico, 16 locations in New York, 7 locations in the U.S. Virgin Islands and one location in the British Virgin Islands. The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by Banco Popular for banking operations and other services are described below:


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

     San Juan building, a twelve story structure located at Old San Juan, Puerto Rico. Banco Popular occupies 50% of the basement, the entire ground floor, the mezzanine and the 10th floor. The rest of the building is rented to outside tenants.

     Mortgage Loan Center, a seven story building and a four story building, located at 153 and 167 Ponce de Leon Avenue, Hato Rey, Puerto Rico, respectively, are fully occupied by the mortgage loans and mortgage servicing departments.

     Los Angeles building, a nine story structure located at 354 South Spring Street, Los Angeles, California in which office space is mostly rented to outside tenants. A full service branch of Banco Popular operates in this facility.

     New York building, a nine story structure with two underground levels located at 7 West 51st. Street, New York City, where approximately 92% of the office space is used for banking operations. The remaining space is rented or available for rent to outside tenants.

     At December 31, 1995 the Corporation owned a 23 story office structure located at 268 Munoz Rivera Avenue, Hato Rey, Puerto Rico. Banco Popular occupies approximately 10% of the rented space and the rest of the building is rented to outside tenants.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1995 and the previous four years, as well as cash dividends declared is contained under Table O, "Stock Performance", on page F-26 and under the captions "Common Stock" and "Dividends" on pages F-26 and F-27, in the MD&A, and is incorporated herein by reference.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

     The Corporation currently has outstanding Senior Notes due on January 14, 1997 in the aggregate principal amount of $30,000,000 (the "1997 Senior Notes"). The 1997 Senior Notes contain various covenants, which, among other things, restrict the payment of dividends. The 1997 Senior Notes prohibit the Corporation from paying dividends or making any other distributions with respect to the Corporation's Common Stock if such aggregate distribution exceeds $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default has occurred and is continuing.

     As of February 29, 1996, the Corporation had 5,377 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $44.00 per share.

     On October 6, 1995, the Corporation filed, and had ordered effective a "shelf" registration with the Securities and Exchange Commission which registered $1 billion in either senior or subordinated notes or shares of preferred stock. Under this "shelf" registration, the Corporation issued $125,000,000 in subordinated notes on December 12, 1995, maturing on December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured subordinated obligations which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

     The Puerto Rico Income Tax Act of 1954, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 10% withholding tax rate (20% up to June 30, 1995, due to the Tax Reform Act enacted in Puerto Rico in October 1994). If the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico the rate of withholding is 10%, (25% up to June 30, 1995).

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions.

     United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department "Withholding Tax Exemption Certificate for the Purpose of Section 143", is filed with the withholding agent.

     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in Table B, "Selected Financial Data" on pages F-4 and F-5 and the text under the caption "Earnings Analysis", on page F-6 in the MD & A, and is incorporated herein by reference.

     The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:





                                                 Year ended December 31,
                                                -----------------------
      Ratio of Earnings to Fixed Charges:
                                              1995  1994  1993  1992  1991
                                              ----  ----  ----  ----  ----
              Excluding Interest on Deposits   2.0   2.6   3.0   2.9   2.1
              Including Interest on Deposits   1.4   1.5   1.5   1.3   1.2

      Ratio of Earnings to Fixed Charges and
       Preferred Stock Dividends:

              Excluding Interest on Deposits   2.0   2.5   3.0   2.9   2.0
              Including Interest on Deposits   1.4   1.5   1.5   1.3   1.2


     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

     The Corporation's long-term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:


                                               Year ended December 31,
                                               -----------------------

      (In thousands)                 1995      1994      1993      1992      1991
                                   --------  --------  --------  --------  --------

    Long-term obligations          $885,428  $489,524  $283,855  $120,062  $103,752
    Non-Cumulative preferred
      stock of the Corporation     $100,000  $100,000  $    -0-  $    -0-  $    -0-
    Cumulative perpetual
      preferred stock of
    Banco Popular                  $    -0-  $    -0-  $ 11,000  $ 11,000  $ 11,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears on page F-2 through F-34 under the caption "MD&A, and is incorporated herein by reference.

     Table K, "Maturity Distribution of Earning Assets", on page F-21 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages F-35 through F-71, and on page F-32 under the caption "Statistical Summary - Quarterly Financial Data", in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", and "Board of Directors and Committees" on pages 3 through 8 and "Nominees for Election as Directors" on page 9 of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on March 19, 1996 (the "Proxy Statement"), and under the caption "Executive Officers", on pages 9 and 10 of the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation Program", on pages 11 through 18 and under the caption "BanPonce Corporation Performance Graph" on page 18 of the Proxy Statement, is incorporated herein by reference.

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

     (1) Financial Statements:


         Report of Independent Auditors .......................................................  F-35
         Consolidated Statements of Condition as of December 31, 1995 and 1994 ................  F-36
         Consolidated Statements of Income for each of the years in the three-year period ended
           December 31, 1995...................................................................  F-37
         Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995 ..........................................  F-38
         Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1995 .............................  F-39
         Notes to Consolidated Financial Statements ...........................................  F-40


     (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

     (3) Exhibits

         The exhibits listed on the Exhibits Index on page 17 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed three reports on Form 8-K for the quarter ended December 31, 1995.

     Dated:  October 6, 1995, October 12, 1995 and December 13, 1995


     Items reported:  Item 5 - Other Event

                      Item 7 - Financial Statements, Pro Forma Financial
                               Information and Exhibits

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BANPONCE CORPORATION
                                               (Registrant)



                                           By:  S\RICHARD L. CARRION
                                                --------------------
                                                Richard L. Carrion
                                                Chairman of the Board, President
                                                and Chief Executive Officer
Dated:      02-08-96                            (Principal Executive Officer)
       -------------

                                           By:  S\JORGE A. JUNQUERA
                                                -------------------
                                                Jorge A. Junquera
                                                Senior Executive Vice President
Dated:      02-08-96                            (Principal Financial Officer)
       -------------

                                           By:  S\AMILCAR L. JORDAN
                                                -------------------
                                                Amilcar L. Jordan
                                                Senior Vice President
Dated:      02-08-96                            (Principal Accounting Officer)
       -------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



S\RICHARD L. CARRION                                 Chairman of the Board,
--------------------                                 President and Chief
Richard L. Carrion                                   Executive Officer                             02-08-96
                                                                                                   --------

S\ALFONSO F. BALLESTER                               Vice Chairman of
----------------------                               the Board                                     02-08-96
Alfonso F. Ballester                                                                               --------


S\ANTONIO LUIS FERRE                                 Vice Chairman of
--------------------                                 the Board                                     02-08-96
Antonio Luis Ferre                                                                                 --------


S\JUAN J. BERMUDEZ
------------------
Juan J. Bermudez                                     Director                                      02-08-96
                                                                                                   --------

S\FRANCISCO J. CARRERAS
-----------------------
Francisco J. Carreras                                Director                                      02-08-96
                                                                                                   --------

--------------------------
Waldemar Del Valle                                   Director
                                                                                                   --------


S\LUIS E. DUBON, JR.
--------------------
Luis E. Dubon, Jr.                                   Director                                         02-08-96
                                                                                                      --------

S\HECTOR R. GONZALEZ
--------------------
Hector R. Gonzalez                                   Director                                         02-08-96
                                                                                                      --------

S\JORGE A. JUNQUERA
-------------------
Jorge A. Junquera                                    Director                                         02-08-96
                                                                                                      --------

S\FRANKLIN A. MATHIAS
---------------------
Franklin A. Mathias                                  Director                                         02-08-96
                                                                                                      --------

S\MANUEL MORALES, JR.
---------------------
Manuel Morales, Jr.                                  Director                                         02-08-96
                                                                                                      --------

S\ALBERTO M. PARACCHINI
-----------------------
Alberto M. Paracchini                                Director                                         02-08-96
                                                                                                      --------

S\FRANCISCO PEREZ, JR.
----------------------
Francisco Perez, Jr.                                 Director                                         02-08-96
                                                                                                      --------

S\FRANCISCO M. REXACH, JR.
--------------------------
Francisco M. Rexach, Jr.                             Director                                         02-08-96
                                                                                                      --------

-----------------------
Felix J. Serralles, Jr.                              Director
                                                                                                      --------

S\EMILIO JOSE VENEGAS
---------------------
Emilio Jose Venegas                                  Director                                         02-08-96
                                                                                                      --------

S\JULIO E. VIZCARRONDO, JR.
---------------------------
Julio E. Vizcarrondo, Jr.                            Director                                         02-08-96
                                                                                                      --------

                                 EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION                                                 FOOTNOTE
----------------------------------------------------------------------------------------------------------------
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
                     guaranteed by  BanPonce Corporation.                                               (2a)
   4.5               Form of medium-term fixed rate note of BanPonce Financial
                     Corp. guaranteed by BanPonce Corporation.                                          (2b)
   4.6               Form of medium-term floating rate note of BanPonce Financial
                     Corp. guaranteed by BanPonce Corporation.                                          (2c)
   4.7               Form of Certificate of 8.35% non-cumulative monthly Income
                     Preferred Stock, 1994 Series A (Liquidation Preference $25.00
                     per share).                                                                        (4)
   4.8               Form S-3 filed in connection with the issuance of debt
                     securities and preferred stock of BanPonce Corporation,
                     Popular International Bank, Inc. and BanPonce Financial Corp.,
                     and guaranteed by BanPonce Corporation in the aggregate amount
                     of $1,000,000,000.                                                                 (5)
   4.9               Subordinated indenture of BanPonce Corporation, dated
                     November 30, 1995, between BanPonce Corporation and the First
                     National Bank of Chicago, as trustee.                                              (6)
   4.10              Form of Subordinated note of BanPonce Corporation.                                 (7)
   4.11              Indenture, dated as of February 15, 1995, between BanPonce
                     Corporation and the First National Bank of Chicago, as
                     trustee.                                                                           (18)
   4.12              Form of medium-term fixed rate note of BanPonce Corporation                        (19)
   4.13              Form of medium-term floating rate note of BanPonce
                     Corporation                                                                        (20)
  10.2               Form 8-A Filing filed in connection with the Series A
                     Participating Cumulative Preferred Stock Purchase Rights.                          (8)
  10.3               Senior Note Agreement dated as of January 15, 1992, between
                     BanPonce Corporation and New York Life Insurance Company
                     regarding the issuance by BanPonce Corporation of $30,000,000
                     Senior Notes due January 15, 1997.                                                 (9)
  10.3.1             Amended and Restated Senior Notes Agreement dated June 11,
                     1993 by and among BanPonce Corporation, New York Life
                     Insurance Company and New York Life Insurance Company and
                     Annuity Company.                                                                   (10)
  10.3.2             Waiver of Section 5.4 and 5.5 of the Senior Notes Agreement,
                     dated January 18, 1995 and Amended and Restated Senior Notes
                     Agreement dated May 18, 1994 by and among BanPonce
                     Corporation, New York Life Insurance Company and New York Life
                     Insurance and Annuity Company.                                                     (11)
  10.3.3             Amended and Restated Senior Notes Agreement dated September
                     20, 1995 by and among BanPonce Corporation, New York Life
                     Insurance Company and New York Life Insurance and Annuity
                     Company.
  10.7               Note Purchase Agreement dated March 15, 1989 for $50,000,000 of senior subordinated Capital Notes, maturing on June 15,
                     1996 by and between Banco Popular de Puerto Rico and Chase
                     Manhattan Capital Market Corporation of Puerto Rico.                               (12)
  10.8               Management Incentive Plan for certain Division Supervisors
                     approved in January, 1987.                                                         (13)
  10.8.1             BanPonce Corporation Senior Executive Long-Term Incentive
                     Plan dated October 6, 1994.                                                        (14)
  10.10              Revolving loan agreement executed by and between Vehicle
                     Equipment Leasing and BanPonce Corporation as of January 15,
                     1992 in the aggregate principal amount of $30,000,000.                             (15)
  10.11              $85,785,000 Banco Popular de Puerto Rico 1992 Grantor Trust
                     1 Mortgage Pass - Through Certificates, Class A, offering
                     memorandum dated June 25, 1992. Underwriting Agreement by and between Merrill Lynch, Pierce, Fenner & Smith, Incorporated acting through its Puerto Rico branch office and Lehman
                     Brothers Puerto Rico, Inc. and Banco Popular de Puerto Rico
                     dated June 25, 1992; Insurance Agreement by and between
                     Municipal Bond Investors Assurance Corporation as Insurer,
                     Banco Popular de Puerto Rico as Settlor, Banco Popular de
                     Puerto Rico as Servicer, Banco Central as Collateral Agent and
                     Banco Central as Trustee dated June 25, 1992.                                      (16)


  10.12.2            Revolving Credit and competitive advance facility and
                     credit agreement by and between BanPonce Corporation and
                     BanPonce Financial Corp. and Chemical  Bank,  as agent bank, for borrowing up to the principal amount of $500,000,000
                     dated as of November 3, 1995.                                                      (17)
  12.0               Computation of Ratio of Earnings to Fixed Charges
  13.1               Registrants Annual Report to Shareholders for the year ended December 31, 1995
  21.1               Schedule of Subsidiaries
  23.1               Consent of Independent Auditors
  27.0               Financial Data Schedule
  99.1               Registrant's Proxy Statement for the April 26, 1996 Annual
                     Meeting of Stockholders

--------------------------------
(1) Incorporated by reference to Exhibit 4.1 of Registration Statement No.33-39028.

(1a) Incorporated by reference to exhibit 4.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

(2) Incorporated by reference to Exhibit 4.3 of Registration Statement No. 33-39028.

(2a) Incorporated by reference to Exhibit 4(c) to Registration Statement No. 33-41686 and to Exhibit 4(a) on Form 8-K filed on February 28, 1995.

(2b)    Incorporated by reference to Exhibit 2 on Form 8-K filed on October 8,
        1991.

(2c)    Incorporated by reference to Exhibit 3 on Form 8-K filed on October 8,
        1991.

(3) Incorporated by reference to Exhibit 4.4 of Registration Statement No. 33-39028.

(4)     Incorporated by reference to Exhibit 4.7 of the 1994 Form 10-k.

(5)     Incorporated by reference to Registration Statement No. 33-61601.

(6) Incorporated by reference to Exhibit 4(c) on Form 8-K filed on December 13, 1995.

(7) Incorporated by reference to Exhibit 4(p) on Form 8-K filed on December 13, 1995.

(8) Incorporated by reference to Exhibit number 10.2 of Registration Statement No. 33-00497.

(9)     Incorporated by reference to Exhibit 10.6 of the 1991 Form 10-K.

(10)    Incorporated by reference to Exhibit 10.3.1 of the 1994 Form 10-K.

(11)    Incorporated by reference to Exhibit 10.3.2 of the 1994 Form 10-K.

(12)    Incorporated by reference to Exhibit 10.22 of the 1990 Form 10-K.

(13)    Incorporated by reference to Exhibit 10.13 of the 1991 Form 10-K.

(14)    Incorporated by reference to Exhibit 10.8.1 of the 1994 Form 10-K.

(15)    Incorporated by reference to Exhibit 10.19 of the 1991 Form 10-K.

(16)    Incorporated by reference to Exhibit 10.14 of the 1992 Form 10-K.

(17)    Incorporated by reference to Exhibit 10.12.2 of the 1994 Form 10-K.

(18) Incorporated by reference to Exhibit 4(c) on Form 8-K filed on April 13, 1995.

(19) Incorporated by reference to Exhibit 4(a) on Form 8-K filed on April 13, 1995.

(20) Incorporated by reference to Exhibit 4(b) on Form 8-K filed on April 13, 1995.

                            BANPONCE CORPORATION

                            INDEX FINANCIAL DATA




                                                                                PAGE
                                                                                ----
FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION

Management's Discussion and Analysis of Financial Condition and
  Results of Operations.......................................................  F-2

Statistical Summaries ........................................................  F-28

Glossary of Terms ............................................................  F-33


FINANCIAL STATEMENTS

Report of Independent Accountants.............................................  F-35

Consolidated Statements of Condition as of December 31,1995 and 1994 .........  F-36

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1995 .............................................  F-37

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31,1995 ..............................................  F-38

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1995......................  F-39

Notes to Consolidated Financial Statements ...................................  F-40



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     This financial review contains an analysis of the performance of BanPonce Corporation (the Corporation) and its subsidiaries, Banco Popular de Puerto Rico (Banco Popular), including its wholly-owned subsidiaries Popular Leasing and Rental, Inc. (Popular Leasing), Popular Consumer Services, Inc. (Popular Consumer), and Popular Mortgage, Inc. (d/b/a Puerto Rico Home Mortgage); Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc. (BP Capital); Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp. (BanPonce Financial), including Pioneer Bancorp, Inc. (Pioneer) and Banco Popular, FSB (FSB), second tier subsidiaries, and Equity One, Inc. (Equity One).

SUMMARY

     As 1995 began, the economy was showing an inflationary trend and the Federal Reserve Board (FED) continued pursuing the less accommodative monetary policy put in place the year before. In February 1995, the FED raised short-term interest rates for the seventh time within a twelve-month period. However, by mid-year signs of a slowdown in the economy were evident and the FED reversed course by cutting the federal funds rate 25 basis points to 5.75%. The economy continued showing signs of sluggishness and short-term rates were notched to 5.50% in December. If this economic environment continues, an easier monetary policy is predictable and further steps toward ease are expected in 1996.

     This economic environment, characterized by interest rate volatility, continuous developments in the regulatory arena and a growing amount of business combinations and mergers, demands a large degree of dynamism and adequate risk management from financial institutions.

     The Corporation continued to assess its corporate strategies, implement organizational changes and make investments designed to enhance its opportunities in the future. Effective January 23, 1995, FSB, a newly created corporation, acquired from the Resolution Trust Corporation (RTC) four branches and $182 million in deposits, of the former Carteret Federal Savings Bank in New Jersey. In addition, two new branches were opened in August 1995 further expanding FSB's presence in that state. On March 31, 1995, Banco Popular acquired approximately $123 million in assets and a $1.8 billion mortgage servicing portfolio from Puerto Rico Home Mortgage, a local mortgage origination and servicing operation. With this acquisition, the Corporation became the largest mortgage loan servicer in Puerto Rico. On April 30, 1995, the Corporation completed the acquisition of CS First Boston, Puerto Rico, Inc., with total assets of approximately $752 million. This securities underwriter and broker/dealer operation, now operating under the name of BP Capital Markets, reinforces the Corporation's ability to provide investment banking and financial services to the public and private sector entities and provides a greater variety of products for our customer base.

     Equity One, the Corporation's mortgage and consumer finance operation in the U.S. mainland, opened 20 new offices during 1995, increasing its number of offices to a total of 91 in 26 states. The expansion of the subsidiaries and the New York operations of Banco Popular resulted in an increase of $743 million or 29.6% in assets outside Puerto Rico which at year-end represented more than 24% of the total assets of the Corporation. Net income from sources outside of Puerto Rico represented 16.2% in 1994, increasing to 20.5% in 1995.

     Continuing with the Corporation's strategy and efforts to provide technology and delivery systems in Puerto Rico and outside, Banco Popular entered into an agreement with Banco Popular Dominicano and other financial institutions in the Dominican Republic to establish the infrastructure to process ATM (automated teller machines) transactions on that sister-island. This agreement will drive the Corporation's electronic payment system initiative even further, while providing additional sources of revenues to the Corporation. In Puerto Rico, 1995 was a year of tremendous progress toward our objective of transforming the payment system by installing 22 ATMs and 3,439 additional point-of-sale terminals for a total of 7,229.

     Undoubtedly, 1995 was a year of expansion and growth for the Corporation, a year in which BanPonce produced solid earnings again. Net income for 1995 totaled $146.4 million, an improvement of 17.3% from the net earnings of $124.7 million reported in 1994. Earnings per common share (EPS) for 1995 were $4.19 compared with $3.67 in 1994, based on average common shares outstanding for 1995 and 1994 of 32,908,150 and 32,798,243, respectively. The Corporation's profitability ratios for 1995 represented returns of 1.04% on assets (ROA) and 14.22% on common stockholders' equity (ROE) compared with a ROA and ROE of 1.02% and 13.80%, respectively, in 1994. Table A presents a five-year summary of the components of net income as a percentage of average assets.

     As can be seen in Table A, the non-interest revenues of the Corporation increased, while operating expenses as a percentage of total assets decreased. On the other hand, net interest income as a percentage of total assets decreased, particularly due to the prevailing interest rate scenario and the acquisition of BP Capital which has a significant volume of arbitrage activities with a taxable equivalent net interest yield of 54 basis points.

-------------------------------------------------------------------------------------------
TABLE A
Components of Net Income as a Percentage of Average Total Assets
                                                                  For the Year
-------------------------------------------------------------------------------------------
                                                       1995    1994    1993    1992    1991
                                                     --------------------------------------
Net interest income ...............................    4.14%   4.38%   4.61%   4.62%   4.56%
Provision for loan losses .........................   (0.46)  (0.44)  (0.68)  (1.03)  (1.36)
Security and trading gains ........................    0.05            0.01    0.01    0.22
Other income ......................................    1.18    1.15    1.16    1.30    1.25
                                                      --------------------------------------
                                                       4.91    5.09    5.10    4.90    4.67
Operating expenses ................................   (3.45)  (3.66)  (3.86)  (3.85)  (3.86)
                                                      --------------------------------------
Net income before tax, dividends on preferred stock
 of Banco Popular and cumulative effect of
 accounting changes ...............................    1.46    1.43    1.24    1.05    0.81
Provision for income tax ..........................   (0.42)  (0.41)  (0.26)  (0.15)  (0.08)
                                                      --------------------------------------
Net income before  dividends on preferred stock of
 Banco Popular and cumulative effect of
 accounting changes ...............................    1.04    1.02    0.98    0.90    0.73
Dividends on preferred stock of Banco Popular .....                   (0.01)  (0.01)  (0.01)
Cumulative effect of accounting changes ...........                    0.05
                                                      --------------------------------------
Net income ........................................   1.04%   1.02%   1.02%   0.89%   0.72%
                                                      ======================================

     Total assets of the Corporation reached $15,675 million at December 31,1995, up 22.7% over the 1994 level of $12,778 million. Most of the growth is related to Banco Popular, which increased $1,166 million in total assets, and BP Capital which had $1,013 million in total assets at December 31, 1995. FSB and Puerto Home Rico Mortgage had total assets of $216 million and $108 million, respectively, at the end of 1995. Total loans amounted to $8,677 million at December 31,1995, compared with $7,781 million a year ago.

     Non-performing assets (NPA) at December 31, 1995, increased to $155 million from $108 million a year before. The ratio of NPA to total assets also rose from 0.84% at the end of 1994 to 0.99% in 1995. Assuming the standard industry practice, as described in the Non-Performing Assets section of this financial review, NPA represented 0.77% of total assets at the end of 1995, compared with 0.61% in 1994.

     Net loan charge-offs during 1995 were $50 million, or 0.61% of average loans, compared with $36.9 million, or 0.52% of average loans in 1994. As a result of the increase in net charge-offs, the provision for loan losses increased $10.8 million from $53.8 million in 1994 to $64.6 million in 1995. The allowance for loan losses also rose from $154 million in 1994 to $168 million in 1995. The allowance for loan losses represented 1.94% of loans and 108.62% of non-performing assets at December 31,1995, compared with 1.98% and 142.89%, respectively, at December 31, 1994.

     Total deposits were $9,877 million at December 31, 1995, compared with $9,012 million a year ago. Most of the increase was attained at Banco
Popular, where total deposits increased $638 million. Also contributing to this increase were $183 million in deposits of FSB.

     At December 31, 1995, the stockholders' equity of the Corporation was $1,142 million, compared with $1,002 million at December 31, 1994. The growth was mainly attributed to the retention of earnings generated during the year, the issuance of shares under the Dividend Reinvestment Plan and a positive change in the allowance for unrealized gains on securities available-for-sale required by SFAS 115. The Corporation's capital ratios continue to exceed by a wide margin the well-capitalized regulatory guidelines. At December 31, 1995, the Corporation's Tier I capital ratio was 11.91% compared with 12.85% at December 31,1994. Total risk-based capital ratio was 14.65%, compared with 14.25% in 1994. The Corporation's leverage ratio was 6.66% at December 31, 1995, compared with 7.62% at December 31, 1994.

     The Corporation paid annual dividends of $1.10 per share on its common stock during 1995, compared with $1.00 and $0.85 in 1994 and 1993, respectively. In April 1995, the Board of Directors of the Corporation approved an increase of $0.05 per common share in its quarterly dividend. This represented a 20% increase over the $0.25 per share paid in previous quarters. The

-------------------------------------------------------------------------------------------------
TABLE B
Selected Financial Data
                                                               ----------------------------------
(Dollars in thousands, except per share data)                      1995        1994        1993
                                                               ----------------------------------
CONDENSED INCOME STATEMENTS
 Interest income ................................             $ 1,105,807 $   887,141 $   772,136
 Interest expense ...............................                 521,624     351,633     280,008
                                                              -----------------------------------
    Net interest income .........................                 584,183     535,508     492,128

 Security and trading gains (losses) ............                   7,153         451       1,418
 Operating income ...............................                 166,185     140,852     123,762
 Operating expenses .............................                 486,833     447,846     412,276
 Provision for loan losses ......................                  64,558      53,788      72,892
 Income tax .....................................                  59,769      50,043      28,151
 Dividends on preferred stock of Banco Popular ..                                 385         770
 Cumulative effect of accounting changes ........                                           6,185
                                                              -----------------------------------
    Net income ..................................             $   146,361 $   124,749 $   109,404
                                                              ===================================
    Net income applicable to common stock .......             $   138,011 $   120,504 $   109,404
                                                              ===================================
PER COMMON SHARE DATA*
 Net income .....................................             $      4.19 $      3.67 $      3.35
 Dividends declared .............................                    1.15        1.00        0.90
 Book value .....................................                   31.62       27.48       25.49
 Oustanding shares:
    Average .....................................              32,908,150  32,798,243  32,701,236
    End of period ...............................              32,948,636  32,838,128  32,732,423

AVERAGE BALANCES
Net loans .......................................             $ 8,217,834 $ 7,107,746 $ 5,700,069
Earning assets ..................................              13,244,170  11,389,680   9,894,662
Total assets ....................................              14,118,183  12,225,530  10,683,753
Deposits ........................................               9,582,151   8,837,226   8,124,885
Subordinated notes ..............................                  56,850      56,082      73,967
Total stockholders' equity ......................               1,070,482     924,869     793,001

PERIOD END BALANCES
Net loans .......................................             $ 8,677,484 $ 7,781,329 $ 6,346,922
Allowance for loan losses .......................                 168,393     153,798     133,437
Earning assets ..................................              14,668,195  11,843,806  10,657,994
Total assets ....................................              15,675,451  12,778,358  11,513,368
Deposits ........................................               9,876,662   9,012,435   8,522,658
Subordinated notes ..............................                 175,000      50,000      62,000
Total stockholders' equity ......................               1,141,697   1,002,423     834,195

SELECTED RATIOS
 Net interest yield (taxable equivalent basis) ..                    4.74%       5.06%       5.50%
 Net operating expense/average earning assets ...                    2.42        2.70        2.92
 Return on average total assets .................                    1.04        1.02        1.02
 Return on average earning assets ...............                    1.11        1.10        1.11
 Return on average common stockholders' equity ..                   14.22       13.80       13.80
 Dividend payout ratio to common stockholders ...                   26.21       27.20       25.39
 Average net loans/average total deposits .......                   85.76       80.43       70.16
 Average earning assets/average total assets ....                   93.81       93.16       92.61
 Average stockholders' equity/average net loans .                   13.03       13.01       13.91
 Average stockholders' equity/average assets ....                    7.58        7.57        7.42
 Overhead ratio .................................                   53.66       57.24       58.34
 Tier I capital to risk-adjusted assets .........                   11.91       12.85       12.29
 Total capital to risk-adjusted assets ..........                   14.65       14.25       13.95
 Effective tax rate .............................                   29.00       28.57       21.30

*Per common share data is based on the average number of shares outstanding during the periods, except for the book value which is based on total shares at the end of the periods.  All per common share data has been adjusted to reflect a stock split effected in the form of a dividend on April 3, 1989.

-----------------------------------------------------------------------------------------------------------------
                                           Year ended December 31,
-----------------------------------------------------------------------------------------------------------------
         1992             1991           1990            1989           1988             1987              1986
-----------------------------------------------------------------------------------------------------------------
    $   740,354      $   794,943    $   565,807     $   558,273    $   488,200      $   410,605       $   365,513
        300,135          387,134        281,561         302,747        261,316          206,778           183,253

        440,219          407,809        284,246         255,526        226,884          203,827           182,260

            625           19,376             91           2,529            689            (366)             7,253
        123,879          112,398         70,865          59,550         53,025           40,623            33,204
        366,945          345,738        229,563         207,376        190,862          182,593           166,982
         97,633          121,681         53,033          42,603         34,750           18,000            11,500
         14,259            6,793          9,240          11,456          7,844            5,956             6,778
            770              807
-----------------------------------------------------------------------------------------------------------------

    $    85,116      $    64,564    $    63,366     $    56,170    $    47,142      $    37,535       $    37,457
=================================================================================================================
    $    85,116      $    64,564    $    63,366     $    56,170    $    47,142      $    37,535       $    37,457
=================================================================================================================

    $      2.79      $      2.15    $      3.15     $      2.81    $      2.36      $      1.88       $      1.97
           0.80             0.80           0.80            0.80          0.685             0.66              0.61
          23.03            21.00          19.67           18.76          16.75            15.07             13.86

     30,461,494       30,035,601     20,116,970      20,014,013     20,000,000       20,000,000        19,000,000
     32,654,864       30,093,852     29,942,406      20,037,396     20,000,000       20,000,000        20,000,000

    $ 5,150,328      $ 5,302,189    $ 3,377,463     $ 3,132,167    $ 2,869,829      $ 2,510,495       $ 1,974,648
      8,779,981        8,199,195      5,461,938       5,318,800      5,182,535        4,597,329         3,949,899
      9,528,518        8,944,357      5,836,749       5,676,981      5,523,823        4,918,984         4,257,327
      7,641,123        7,198,187      5,039,422       4,782,791      4,571,456        4,211,465         3,655,492
         85,585           94,000         50,000          38,082            119            1,717             8,178
        668,990          610,641        407,611         353,844        317,001          286,752           247,679

    $ 5,252,053      $ 5,195,557    $ 5,365,917     $ 3,276,389    $ 3,056,761      $ 2,737,271       $ 2,266,437
        110,714           94,199         89,335          40,896         33,244           28,423            26,903
      9,236,024        8,032,556      8,219,279       5,469,921      5,221,873        4,957,221         4,135,121
     10,002,327        8,780,282      8,983,624       5,923,261      5,661,398        5,352,745         4,525,241
      8,038,711        7,207,118      7,422,711       4,926,304      4,715,837        4,491,612         3,820,223
         74,000           94,000         94,000          50,000                             500             2,500
        752,119          631,818        588,884         375,807        334,867          301,425           277,090

           6.11%            5.97%          6.30%           5.57%          5.10%            5.04%             5.70
           2.77             2.85           2.91            2.78           2.66             3.09              3.39
           0.89             0.72           1.09            0.99           0.85             0.76              0.88
           0.97             0.79           1.16            1.06           0.91             0.82              0.95
          12.72            10.57          15.55           15.87          14.87            13.09             15.12
          28.33            34.13          25.33           28.14          28.00            35.17             31.08
          67.40            73.66          67.02           65.49          62.78            59.61             54.02
          92.14            91.67          93.58           93.69          93.82            93.46             92.78
          12.99            11.52          12.07           11.30          11.05            11.42             12.54
           7.02             6.83           6.98            6.23           5.74             5.83              5.82
          55.07            52.47          55.80           56.86          60.45            69.83             69.42
          12.88            11.01          10.10            9.47           9.19              N/A               N/A
          14.85            13.35          12.74           11.76          10.10              N/A               N/A
          14.24             9.41          12.73           16.94          14.27            13.70             15.32

Note: On December 31, 1990, Banco Popular de Puerto Rico and the former BanPonce Corporation merged.  Due to the effective date of the merger, the selected financial information for 1990 and prior years shown above is presented as follows:
- All references to assets and liabilities as of December 31, 1990 reflect the figures for the combined entity immediately after the merger.  Average figures for 1990 are those of Banco Popular and its subsidiaries.
- All historical asset and liability information, including both averages and end of period information, for the years before 1990 are those of Banco Popular and its subsidiaries, Popular Leasing (organized in mid - 1989) and Popular Consumer (acquired in
  December 1989).
- The results of operations for 1990 and prior years and all historical income and expense information are those of Banco Popular and its subsidiaries.

----------------------------------------------------------------------------

dividend payout ratio for 1995 was 26.21% compared with 27.20% in 1994. The Corporation also paid $8.4 million in dividends on its preferred stock in 1995 compared with $4.2 million in 1994.

     Moving ahead to 1996, BanPonce Corporation faces a year of great challenges and opportunities. The recent and expected downward movements in market interest rates, coupled with the Corporation's asset/liability structure at the end of 1995, should help to slightly improve its net interest yield. Also, the Puerto Rico Tax Reform Act enacted in 1994, which is effective for taxable years beginning after June 30, 1995, includes several changes that will benefit the Corporation's results of operations for 1996 and future years. The highest marginal tax rate was reduced from 42% to 39% and the dividend received deduction on dividends received from subsidiaries in the Island was increased from 85% to 100%.

     The Federal Deposit Insurance Corporation (FDIC) reduced the minimum assessment rate in 1995 when the Bank Insurance Fund (BIF) reached its statutory level, from 23 to 4 basis points. Effective on January 1, 1996, the FDIC assessment rate was further reduced from 4 basis points to a minimum of $2,000 per year. On the other hand, there is a proposed legislation in the U.S. Congress, which if enacted, will result in the imposition of a one time assessment on the deposits held by savings institutions to recapitalize the Savings Association Insurance Fund (SAIF). The assessment which is expected to represent between 75 and 90 basis points, could have an impact in FSB of approximately $900,000, net of taxes.

     The Corporation's leasing subsidiaries, Velco and Popular Leasing will continue their consolidation plans, which began during 1995. The synergies expected with this consolidation should improve the productivity and efficiency of the operations, attain improvements in financial returns and result in better service to our customers.

     In November 1995, the U.S. Congress passed the Revenue Reconciliation Bill of 1995 (the Bill), which if enacted into law, would repeal Section 936 of the Internal Revenue Code of 1986, as amended (the Code). While the budget legislation of which the Bill was a part was subsequently vetoed by President Clinton, the Corporation believes that the eventual budget legislation is likely to address Section 936 of the Code, whether in the manner provided in the Bill or in some other form. There can be no assurances as to whether, when, or in what form the Bill or similar legislation will be enacted into law.

     While the final impact of any proposed repeal of Section 936 of the Code cannot be determined at this time, its repeal could have an adverse effect on the general economic condition of Puerto Rico, the Corporation's predominant service area. The repeal of Section 936 of the Code could also make it necessary for the Corporation to consider using alternate sources of funding that may be more expensive than the current cost of 936 funds. The Corporation believes it would be able to replace 936 funds as a source of funds at an incremental cost, but that any such cost would be unlikely to have a material adverse effect on its liquidity or the results of its operations. In recent years, the Corporation has taken some steps to reduce any potential adverse impact of the repeal of Section 936 of the Code, including diversifying its sources of funding, limiting the maximum exposure to 936 funds and increasing its presence in the U.S. mainland.

     To further enhance the Corporation's ability to secure financing in the U.S. capital markets a "shelf" registration in the amount of $1 billion was filed with the Securities and Exchange Commission. Under this registration, which became effective on September 27, 1995, the Corporation may issue unsecured debt securities, which may be either senior or subordinated notes, or shares of preferred stock.

EARNINGS ANALYSIS

     The Corporation's net earnings for 1995 amounted to $146.4 million, compared with $124.7 million a year before. The net income applicable to common stock was $138 million in 1995 and $120.5 million in 1994. Table C shows the variances, in dollar and per common share amounts, of the major captions of the Corporation's income statement for the past three years. The 1995 earnings growth was primarily attributable to:

- Increase in net interest income due to the growth of $1,854 million in the average volume of earning assets.
- Increase in other operating income, principally in other service fees as a result of higher mortgage servicing fees, credit card fees and other fees collected by the Corporation on new products and services, and service charges on deposit accounts.
-    Higher gains on the sale of securities, principally at BanPonce Financial.
- Increase in operating expenses, mainly personnel costs, due to the effect of the salaries and benefits of the new operations of BP Capital, Puerto Rico Home Mortgage and FSB, the continued business expansion of the Corporation and the annual merit increases. Also, the implementation of a voluntary early retirement plan in Banco Popular, which was available until May 1, 1995, accounted for $4.5 million of the increase.
- Increase in the provision for loan losses as a result of a rise in net charge-offs and an increase in the Corporation's loan portfolio.
-    Higher income tax expense primarily due to a higher pre-tax income.

------------------------------------------------------------------------------------------------------------------------------------
TABLE C
Changes in Net Income and Earnings per Common Share
                                                                             1995                 1994                1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per common share amounts)                        Dollars   Per share  Dollars   Per share  Dollars   Per share
                                                                       -------------------------------------------------------------
Net income applicable to common stock
 for prior year ..............................                         $120,504    $  3.67  $109,404     $ 3.35   $85,116    $ 2.79
Increase (decrease) from changes in:
 Net interest income .........................                           48,675       1.48    43,380       1.32    51,909      1.70
 Other operating income ......................                           25,333       0.77    17,090       0.52      (117)
 Gain on sale of investment securities .......                            5,144       0.16      (640)     (0.02)      622      0.02
 Trading account profit ......................                            1,558       0.05      (327)     (0.01)      171      0.01
 Dividends on preferred stock of
    Banco Popular ............................                              385       0.01       385       0.01
  Income tax ..................................                          (9,726)     (0.30)  (21,892)     (0.67)  (13,892)    (0.46)
 Provision for loan losses ...................                          (10,770)     (0.33)   19,104       0.58    24,741      0.81
 Operating expenses ..........................                          (38,987)     (1.19)  (35,570)     (1.09)  (45,331)    (1.49)
                                                                       -------------------------------------------------------------
 Subtotal ....................................                          142,116       4.32   130,934       3.99   103,219      3.38
 Cumulative effect of accounting changes .....                                                (6,185)     (0.18)    6,185      0.20
 Dividends declared on preferred stock .......                           (4,105)     (0.12)   (4,245)     (0.13)
 Change in average common shares* ............                                       (0.01)               (0.01)              (0.23)
                                                                       -------------------------------------------------------------
Net income applicable to common stock ........                         $138,011     $ 4.19  $120,504     $ 3.67  $109,404    $ 3.35
                                                                       =============================================================


*Used to reflect the effect of the issuance of 2,458,740  shares of common stock through a subscription offering in November 1992.
 Also reflects the effect of the issuance of shares of common stock through the Dividend Reinvestment Plan in the years presented.
 The average common shares outstanding used in the above computation were 32,908,150 for 1995; 32,798,243 for 1994 and 32,701,236 for 1993.
--------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME

     Net interest income is the main source of earnings of the Corporation.
The net interest income results from the interaction of changes in the balances and rates earned on earning assets and paid on rate related liabilities. As further discussed in the Asset/Liability Management section, the Corporation through its Asset Liability Committee (ALCO), closely monitors and manages the mix and maturity structure of its assets and liabilities in order to maximize net interest income and minimize interest rate risk.

     For the year ended December 31, 1995, net interest income reached $584.2 million, $48.7 million higher than the $535.5 million reported in 1994. In 1993, net interest income totaled $492.1 million. On a taxable equivalent basis, net interest income was $628.2 million compared with $576.6 million in 1994 and $544.5 million in 1993. The increase of $51.6 million in 1995 results from a rise of $68.0 million due to higher average earning assets, partially offset by a reduction of $16.4 million due to a lower net interest margin on a taxable equivalent basis. Table D presents, on a taxable equivalent basis, the weighted average yield on the Corporation's earning assets, the weighted average interest cost on interest bearing liabilities, the interest rate spread, as well as the net interest margin for the last five years. Table E presents the information for various categories of earning assets and rate-related liabilities regarding variances in net interest income attributed to both the change in volume and the change in rate. The information presented has been converted to a taxable equivalent basis using the applicable statutory income tax rates.

     Average earning assets increased 16.3% to $13,244 million for the year ended December 31, 1995, from $11,390 million reported during the same period in 1994. The increase in average earning assets was due to the increase in average loans of $1,110 million and the increase in investment securities, money market and trading account securities of $744 million.

     Average loans for the year ended December 31, 1995, were $8,218 million compared with $7,108 million in 1994 and $5,700 million in 1993. These amounts represent a fairly stable 62.0% and 62.4% of total average earning assets for 1995 and 1994, respectively, and 57.6% in 1993. This increase was primarily attained in commercial, including construction, mortgage and consumer loans, which rose $444 million, $349 million and $244 million in average, respectively.

     In commercial loans, Banco Popular was the principal contributor to the total increase. Equity One, with its aggressive expansion program in the United States, increased its average mortgage loan portfolio by 38.3% or $159 million. Banco Popular also had a significant increase in average mortgage loans, reaching $1,642 million for the year 1995, an increase of $130 million.

-------------------------------------------------------------------------------------------------------------------------------
TABLE D
Net Interest Income - Taxable Equivalent Basis
                                                                   Year ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)            1995                1994                  1993            1992                   1991
                        -------------------------------------------------------------------------------------------------------
                                Average             Average           Average              Average                Average
                           Balance   Rate      Balance   Rate     Balance   Rate     Balance      Rate       Balance      Rate
                        -------------------------------------------------------------------------------------------------------
Earning assets .......  $13,244,170  8.68%  $11,389,680  8.15%  $9,894,662  8.33%   $8,779,981   9.53%     $8,199,195    10.69%
                        ========================================================================================================
Financed by:
 Interest
   bearing funds .....  $10,991,569  4.75%  $ 9,330,838  3.77%  $8,097,004  3.46%   $7,277,051   4.12%     $6,816,787     5.68%

 Non-interest
   bearing funds .....    2,252,601           2,058,842          1,797,658           1,502,930              1,382,408
                        --------------------------------------------------------------------------------------------------------
         Total .......  $13,244,170  3.94%  $11,389,680  3.09%  $9,894,662  2.83%   $8,779,981   3.42%     $8,199,195     4.72%
                        ========================================================================================================
Net interest income ..  $   628,233         $   576,575         $  544,471          $  536,485             $  489,541
                        ========================================================================================================
Spread ...............               3.93%               4.38%                        4.87%      5.41%                    5.01%
Net interest yield ...               4.74                5.06                         5.50       6.11                     5.97
---------------------------------------------------------------------------------------------------------------------------------

The increase in average consumer loans in Banco Popular accounted for 73.4% of the total increase in consumer loans of the Corporation, and was mostly attained in secured loans, including home improvement and auto loans.

     The average yield on loans, on a taxable equivalent basis, increased to 9.98% for the year ended December 31,1995, compared with 9.47% in 1994 and 9.75% in 1993. The average yield on commercial loans, including construction, increased 92 basis points reaching 9.11% in 1995, mainly due to a higher average prime rate in 1995 as compared to 1994. The yield on mortgage loans increased 20 basis points in 1995 to 8.41%, while the yield on consumer loans reached 12.34%, 39 basis points higher than the 11.95% reported in 1994. Within consumer loans, the yield on personal loans increased 42 basis points to 10.71% in 1995, while the yield on auto loans decreased, from 11.35% in 1994 to 10.69% in 1995 and the yield on credit card loans was nine basis points lower in 1995 reaching 15.69%. Due to the fixed rate maturity of the mortgage and consumer loan portfolios, their yields do not react to changes in market interest rates as quickly as the commercial portfolio, particularly in a rising rate scenario, like the one experienced during 1994 and the first half of 1995. The increase in yields in rising rate scenarios is caused mainly by new volumes, while in declining rate environments these portfolios may reprice faster due to a higher volume of prepayments and refinancings.

     Investment securities, the second largest component of average earning assets, averaged $311 million more than in 1994, reaching $4,468 million in 1995. FSB, which started operations in January 1995, accounted for $134 million of that increase. Banco Popular also increased $59 million in average. The Corporation uses limited off-balance sheet derivative products, mainly interest rate swaps, to adjust the mix and repricing characteristics of assets and liabilities, as a tool for managing interest rate risk. At December 31,1995, the notional amount of these off-balance sheet items was $136 million, of which $125 million were interest rate swaps.

     The average yield on investment securities, on a taxable equivalent basis, was 6.65% compared with 6.01% in 1994. The increase in the average yield relates primarily to the maturity and sale during 1995 of lower yielding investment securities whose proceeds were reinvested during a higher interest rate scenario. Average money market investments and trading account securities increased $283.6 million and $150.3 million, respectively, during 1995. The increase relates principally to the acquisition of BP Capital during the second quarter of 1995, which contributed $345.8 million to the consolidated average money market investments and had average trading account securities of $115.5 million for the year ended December 31, 1995. The average yield on money market investments increased 139 basis points reaching 5.73% in 1995. Conversely, the average yield on trading securities decreased 62 basis points.

     As a result of the above, the average yield on earning assets, on a taxable equivalent basis, improved 53 basis points, from 8.15% in 1994 to 8.68% in 1995.

----------------------------------------------------------------------------------------------------------------------------
TABLE E
Interest Variance Analysis - Taxable Equivalent Basis


                                                       1995 VS. 1994                              1994 vs. 1993
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                              INCREASE (DECREASE) DUE TO CHANGE IN:      Increase (Decrease) Due to Change in:
                                           ---------------------------------------------------------------------------------
                                            VOLUME          RATE          TOTAL         Volume          Rate         Total
                                           ---------------------------------------------------------------------------------
Interest income:
 Federal funds sold and securities
  and mortgages purchased under
    agreements to resell .........         $ 15,883        $ 2,082      $ 17,965      ($    103)      $    953      $    850
 Time deposits with other banks ..             (112)            38           (74)        (2,202)           104        (2,098)
 Investment securities ...........           19,471         27,795        47,266          9,275        (21,521)      (12,246)
 Trading securities ..............            9,499            (35)        9,464           (134)            53           (81)
 Loans ...........................          108,062         38,967       147,029        124,764         (7,461)      117,303
                                           ---------------------------------------------------------------------------------
    Total interest income ........          152,803         68,847       221,650        131,600        (27,872)      103,728
                                           ---------------------------------------------------------------------------------
Interest expense:
 Savings and NOW accounts ........            1,160          8,530         9,690         11,727         (2,324)        9,403
 Other time deposits .............           31,345         41,022        72,367          5,959         12,916        18,875
 Short-term borrowings ...........           36,413         27,573        63,986         19,305         15,839        35,144
 Long-term borrowings ............           15,887          8,061        23,948         10,089         (1,887)        8,202
                                           ---------------------------------------------------------------------------------
   Total interest expense ........           84,805         85,186       169,991         47,080         24,544        71,624
                                           ---------------------------------------------------------------------------------
Net interest income ..............         $ 67,998       ($16,339)     $ 51,659       $ 84,520      ($ 52,416)     $ 32,104
                                           =================================================================================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
----------------------------------------------------------------------------------------------------------------------------

     On the liability side, average interest bearing liabilities increased $1,661 million to $10,992 million in 1995. The increase was due to the increase in average interest bearing deposits of $695 million and a higher volume of borrowings by $966 million.

     Average deposits reached $9,582 million in 1995 compared with $8,837 million in 1994 and $8,125 million in 1993. The category that contributed the most to the $745 million increase was time deposits which rose $651 million, averaging $3,720 million for 1995. The increase in time deposits is typical of rising rate environments, where deposits migrate from savings, NOW and money market accounts to higher return accounts. Average time deposits at Banco Popular increased $478 million, while Pioneer and FSB accounted for the rest of the increase. Average saving accounts increased $74 million in 1995, while NOW and money market averaged $31 million less than in 1994.

     The average cost of time deposits increased 120 basis points from 4.26% in 1994 to 5.46% in 1995. Also, the average cost of NOW and money market deposits increased from 3.17% in 1994 to 3.60% in 1995, while the average cost of savings accounts rose from 2.85% in 1994 to 2.98% in 1995. As a result of the change in the mix of deposits and the higher rates, as explained above, the average cost of interest bearing deposits increased 74 basis points to 4.26% in 1995 as compared with 3.52% in 1994 and 3.38% reported in 1993.

     Average short-term borrowings increased $744 million in 1995. BP Capital, through its arbitrage activities was responsible for $498 million of the increase and Banco Popular accounted for $136 million of the rise. Average long-term debt increased to $655 million from $433 million in 1994, mainly due to a higher average balance of debt issued by BanPonce Financial to finance Equity One operations. The average cost of long-term debt in 1995 was 7.68%, or 158 basis points higher than the 6.10% reported in 1994. The average cost of interest bearing liabilities reached 4.75%, compared with 3.77% in 1994.

     As a result of the increase in relatively expensive funding, combined with the liability sensitive position of the Corporation as of the beginning of the year, the net interest yield, on a taxable equivalent basis, decreased to 4.74% in 1995 compared with 5.06% in 1994 and 5.50% in 1993. Also, the acquisition of BP Capital, with approximately $506 million in average earning assets during the year, was responsible for the decrease in net interest margin due to its significant volume of arbitrage activities. BP Capital had a net interest yield, on a taxable equivalent basis, of 54 basis points. The latter represented a dilution of approximately 17 basis points in the net interest yield of the Corporation for 1995.

     Assuming lower market interest rates, the continuation of tax advantages related to the funds held by 936 companies in Puerto Rico banks and the Corporation's cumulative six month negative gap position as of December 31, 1995, prospects for 1996 are that net interest

-------------------------------------------------------------------------------------
TABLE F
Other Operating Income
                                                 Year ended December 31,
-------------------------------------------------------------------------------------
(Dollars in thousands)                 1995      1994       1993      1992     1991
                                     ------------------------------------------------
Service charges on deposit accounts  $ 78,607  $ 71,727   $ 68,246 $ 63,064  $ 55,000
Other service fees:
 Credit card fees and discounts ...    22,163    18,620     16,818   16,795    15,268
 Credit life insurance fees .......     5,766     4,889      4,270    3,286     3,772
 Debit card fees ..................     5,425     3,185      1,704    1,497     1,149
 Mortgage servicing fees, net of
   amortization ...................     5,956     2,301      2,936    3,174     2,893
 Trust fees .......................     5,851     5,159      4,084    4,403     4,053
 Other fees .......................    18,564    17,086     13,135   13,336    12,199
Other income ......................    23,853    17,885     12,569   18,324    18,064
                                     ------------------------------------------------
  Total ...........................  $166,185  $140,852   $123,762 $123,879  $112,398
                                     ================================================
Other operating income
 to average assets ................      1.18%     1.15%      1.16%    1.30%     1.26%
Other operating income
 to operating expenses ............     34.14     31.45      30.02    33.76     32.51
-------------------------------------------------------------------------------------


yield, on a taxable equivalent basis, will slightly improve as it did in the last quarter of 1995. The Corporation's net interest yield, on a taxable equivalent basis, increased from 4.64% in the third quarter of 1995, to 4.72% in the last quarter of 1995.

SECURITY AND TRADING GAINS

     During 1995, the Corporation sold $286 million in investment securities available-for-sale for a net gain of $5.4 million. BanPonce Financial, through the sale of investments in equity securities, contributed with $6.1 million to these revenues, partially offset by a net loss of $0.9 million recorded in Banco Popular. In 1994, $293 million of the investment securities available-for sale were sold for a net gain of $0.3 million. In accordance with the provisions of SFAS 115, the Corporation may sell or transfer held-to-maturity securities, only as a result of non-recurring, unusual events that could not have been reasonably anticipated. In 1994, $13.6 million of the securities classified as held-to-maturity were called by the issuer or sold due to a significant deterioration in the issuer's creditworthiness, for a net loss of $0.05 million.

     Trading account activities for the year ended December 31, 1995, resulted in profits of $1.8 million, compared with profits of $0.2 million in 1994. These profits were attained primarily by the Corporation's new operations of Puerto Rico Home Mortgage and BP Capital, with gains of $1.2 million each, partially offset by a loss of $0.6 million in Banco Popular.

OTHER OPERATING INCOME

     Other operating income has become an increasingly important contributor to the growth in the Corporation's revenues. The Corporation has increased its other income by expanding the range of services offered to customers and by building more customer relationships, taking advantage of its technological leadership in the Island and its expansion outside Puerto Rico.

     These revenues, which consist primarily of service charges on deposit accounts, credit card fees, other fee-based services and other revenues, grew to $166.2 million in 1995 from $140.9 million in 1994, an 18% increase. The new operations of BP Capital, Puerto Rico Home Mortgage and FSB contributed $3.4 million to the increase. In 1993, these revenues totaled $123.8 million. As a percentage of average assets, other operating income increased to 1.18% in 1995 from 1.15% in 1994 and 1.16% in 1993. Also, the ratio of other operating income to operating expenses showed a positive variance, rising to 34.14% in 1995 from 31.45% in 1994 and 30.02% in 1993.

     Service charges on deposit accounts, which represented 47.3% of the Corporation's other operating revenues, rose to $78.6 million for the year ended December 31, 1995, from $71.7 million in 1994 and $68.2 million in 1993. As a percentage of average deposits, service charges were 0.82% in 1995 compared with 0.81% in 1994 and 0.84% in 1993. Service charges on deposit accounts increased $5.8 million at Banco Popular largely attributed to a broader variety of services offered to the commercial

------------------------------------------------------------------------------------------------------------------------------
TABLE G
Operating Expenses
                                                                        Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------
             (Dollars in thousands)        1995              1994                1993              1992                 1991
                                         -------------------------------------------------------------------------------------

Salaries ...........................     $172,504          $160,996            $151,432           $134,709            $129,928
Pension and other benefits .........       57,568            45,546              44,713             36,484              37,626
Profit sharing .....................       19,003            19,205              19,766             17,041              13,080
                                         -------------------------------------------------------------------------------------
      Total personnel costs ........      249,075           225,747             215,911            188,234             180,634
                                         -------------------------------------------------------------------------------------
Equipment expenses .................       41,577            35,474              27,964             23,813              22,755
Professional fees ..................       34,954            33,757              27,302             22,558              19,254
Net occupancy expense ..............       32,850            28,440              26,085             25,442              22,497
Communications .....................       23,106            20,308              18,203             17,048              17,377
Other taxes ........................       20,872            19,807              15,996             14,608              13,049
Amortization of intangibles ........       20,204            18,003              16,176             14,888              13,687
Business promotion .................       17,801            16,271              16,638             12,548              10,723
Printing and supplies ..............       11,069             8,817               8,189              7,290               8,349
Other operating expenses:
 FDIC assessment ...................       10,257            19,346              17,802             16,372              15,007
 Transportation and travel .........        4,424             3,946               3,554              3,136               3,150
 All other .........................       20,644            17,930              18,456             21,008              19,256
                                         -------------------------------------------------------------------------------------
      Subtotal .....................      237,758           222,099             196,365            178,711             165,104
                                         -------------------------------------------------------------------------------------
      Total ........................     $486,833          $447,846            $412,276           $366,945            $345,738
                                         =====================================================================================
Efficiency ratio ...................        64.88%            66.21%              66.94%             65.05%              66.46%
Personnel costs to average assets ..         1.76              1.85                2.02               1.98                2.02
Operating expenses to average assets         3.45              3.66                3.86               3.85                3.86
Assets per employee (in millions) ..     $   2.04          $   1.69            $   1.55           $   1.44            $   1.28
------------------------------------------------------------------------------------------------------------------------------

customers together with revisions made to the fee structure and higher fees collected on returned checks. Pioneer with a full year of operations in 1995 and the new operation of FSB also contributed to the increase in this category.

     Other service fees, which represented 38.3% of other operating income for the year, increased $12.5 million or 24.4%, from $51.2 million in 1994 to $63.7 million in 1995. This increase was mainly attained at Banco Popular. One of the key factors for the rise in this revenue category was an increase in mortgage servicing fees by $3.7 million, as a result of the acquisition of Puerto Rico Home Mortgage's servicing portfolio of $1.8 billion on March 31,1995. Other fees that showed significant growth were credit card fees and debit card fees, with increases of $3.5 million and $2.2 million, respectively, and fees related to the sale and administration of investment products, which increased $1.8 million, particularly as a result of the issuance of three mutual funds since December of 1994. Also, credit life insurance fees increased $0.9 million and fees collected on the growing volume of transactions at point-of-sale (POS) terminals rose $0.7 million. Moreover, additional fees were generated for the new collection and payment processing services provided to certain government agencies in Puerto Rico.

     Other operating income for the period ended December 31, 1995, increased to $23.9 million from $17.9 million reported in 1994 and $12.6 million in 1993. This increase resulted mainly from higher gains realized on the sale of mortgage loans by Equity One by $3.1 million and the gains of $1.1 million realized by Puerto Rico Home Mortgage. Also, BP Capital contributed $1.7 million in other operating income from its investment banking and underwriting services. Furthermore, other operating revenues of the Corporation's leasing subsidiaries increased $2.3 million mostly related to higher gains on sales of daily rental units and higher daily rental income in Puerto Rico.

OPERATING EXPENSES

     Operating expenses for 1995 increased $39 million or 8.7%, reaching $486.8 million compared with $447.8 million in 1994 and $412.3 million in 1993. However, as a percentage of average assets, operating expenses decreased to 3.45% in 1995 from 3.66% in 1994 and 3.86% in 1993. The acquisitions of Puerto Rico Home Mortgage, BP Capital and FSB during the first half of 1995 accounted for approximately $12 million of the increase. Table G presents a detail of operating expenses for the last five years.

-------------------------------------------------------------------------------
     Personnel costs, which represented 51.2% of total operating expenses for 1995, increased $23.3 million or 10.3% to $249.1 million compared with $225.8 million in 1994 and $215.9 million in 1993. Salaries, the principal component of personnel costs, increased $11.5 million from $161 million in 1994 to $172.5 million in 1995. The aforementioned acquisitions during 1995 accounted for $4.1 million of the total increase in salary expense. The remainder of the increase, which represented a rise of 4.6%, was mainly attributable to annual merit increases, the continued expansion of Equity One's operations which increased its headcount by 100 full-time equivalents (FTE) and a full year of operations of Pioneer acquired on March 31, 1994. The Corporation had 7,681 FTEs at December 31, 1995 compared with 7,549 at the same date last year. The assets per employee ratio rose to $2.04 million in 1995 from $1.69 million in 1994.

     Pension costs and other fringe benefits, including profit sharing, rose $11.8 million to $76.6 million in 1995, compared with $64.8 million in 1994 and $64.5 million in 1993. Most of this increase was experienced in Banco Popular, as a result of the implementation of a voluntary early retirement plan for employees meeting certain eligibility requirements. The plan, which was available until May 1, 1995, had a total cost of $4.5 million. Also responsible for the rise in this expense category were higher medical plan costs and increases in pension costs and postretirement benefits. Moreover, during this year Banco Popular implemented a tax qualified savings plan covering substantially all its regular employees, which resulted in additional costs of approximately $0.6 million. Partially offsetting these increases was a reduction of $0.2 million in the profit sharing expense, which amounted to $19 million for the year ended December 31, 1995. This reduction is a result of an amendment to the plan, effective in 1995, in order to encourage stronger profitability ratios.

     All other operating expenses rose $15.7 million or 7.1% to $237.8 million, compared with $222.1 million during 1994 and $196.4 million in 1993. This increase was net of a reduction in the FDIC assessment of $9.1 million, caused by a decrease in the assessment rate during the third quarter, retroactive to June 1, 1995, when the Bank Insurance Fund (BIF) reached its statutory level. The operations of the new subsidiaries, Puerto Rico Home Mortgage, BP Capital and FSB accounted for $7.3 million of the increase.

     Equipment expenses amounted to $41.6 million in 1995, compared with $35.5 million in 1994, an increase of $6.1 million or 17.2%, mainly as a result of the depreciation costs related to the expansion of the electronic payment system, the network expansion of point-of-sale (POS) terminals and the installation of a new teller system. During 1995, the Corporation increased its automated teller machine (ATM) network by 33 and 3,439 additional POS terminals were connected in order to expand our electronic delivery capabilities.

     Net occupancy expense increased $4.4 million to $32.8 million in 1995 from $28.4 million in 1994. Banco Popular accounted for most of the increase, due mainly to the collection in 1994 of $1.3 million of building rental payments in arrears from prior years. The net occupancy expense of the operations acquired in 1995 amounted to $0.8 million. Also, these acquired operations accounted for most of the $2.2 million rise in the amortization of intangibles.

     Printing and supplies and communication expenses also rose $2.3 million and $2.8 million, respectively, reflecting the expansion of the Corporation's business activities and the development of new products and services. In addition, Banco Popular increased its reserve for sundry losses during 1995 to cover for losses incurred in the U.S. Virgin Islands as a result of hurricane Marilyn.

INCOME TAX EXPENSE

     Income tax expense for the year ended December 31, 1995, amounted to $59.8 million compared with $50 million in 1994. The increase is principally due to higher pre-tax earnings by $31 million, lower benefits of net tax exempt interest income and an increase of $5 million in federal and state taxes. This increase was partially offset by a reduction in the deferred tax liability for certain capital assets with different book and tax bases that was originally recorded using the regular income tax rate instead of the capital gain tax rate. In addition, a deferred tax liability of $6.4 million was reversed upon the step-up in the tax bases of real property that were distributed as a dividend in kind from Banco Popular to its parent company in 1995. This amount was partially offset by the recognition of an income tax expense of $2.6 million at the parent company for its tax liability on the dividend and other related charges of $2.5 million recorded at Banco Popular, for a net effect of $1.3 million in the Corporation's net income. Income tax expense in 1993 was $28.2 million. The substantial increase in 1994 as compared with 1993, was mainly due to $43 million more in earnings and a reduction of $5.6 million in benefits arising from net tax exempt interest income.

     The effective tax rate rose to 29% in 1995, from 28.6% in 1994 and 21.3% in 1993. The difference between the effective tax rates and the maximum tax rate for the Corporation, which is 42%, is primarily due to the interest income earned on certain investments and loans that are exempt from income taxes net of the disallowance of related expenses for said assets.

--------------------------------------------------------------------------------
     Effective January 1, 1993, the Corporation adopted SFAS 109. This statement requires an asset and liability approach to accounting for income taxes. The objective of SFAS 109 is to recognize the amount of taxes payable or refundable in the current year and to recognize deferred tax liabilities or assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of deferred tax liabilities or assets is based on regular tax rates and provisions of the enacted tax laws. At the date of adoption of SFAS 109 the Corporation recorded, as a cumulative effect of this accounting change, a credit to income and a deferred tax asset of $29 million.

     At December 31,1995, the Corporation's net deferred tax asset amounted to $32 million compared with $27 million at December 31,1994. The major components of gross deferred tax assets, which amounted to $67 million at the end of 1995 compared with $69 million in 1994, are alternative minimum tax and other credits, postretirement benefit obligations as required by SFAS 106, and other temporary differences mainly arising from the deferral of loan origination costs and commissions as required by SFAS 91. When necessary, a valuation allowance has been recorded for those deferred assets for which the Corporation cannot determine the likelihood of its realizability. At December 31,1995, the valuation allowance amounted to $1.8 million. Management has determined, based on the available evidence of earnings performance and expected dates of reversal of temporary differences, that it is very likely that the net deferred assets will be realized.

     Deferred tax liabilities have also been created based on the requirements of SFAS 109. The major components of gross deferred tax liabilities, which amounted to $33 million at December 31, 1995, compared with $42 million as of the same date in 1994, pertain to the difference between the assigned values and the tax bases of the assets and liabilities recognized in purchase business combinations and other temporary differences.

     On October 31,1994, the Governor of Puerto Rico signed into law the Puerto Rico Tax Reform Act of 1994. The Act has made comprehensive important changes in several major areas of the tax law. In general, the provisions of the Act are effective for taxable years beginning after June 30,1995. The changes that most significantly affect the Corporation can be summarized as follows:

     -   Reduction in the higher marginal tax rate from 42% to 39%.

     - Repeal of the reserve method for determining losses on loans. The taxpayer will be required to use the direct charge-off method and recapture into income for tax purposes the reserve balance at December 31,1995 over a period of four years.

     - Deduction is now permitted for the amortization of goodwill on assets acquired after June 30,1995, using the straight-line amortization method over a 15-year period.

     - Dividends from local corporations will be taxed at 10% effective in 1995.

     - Repeal of the 29% withholding tax on interest paid to non-residents and unaffiliated parties.

     - 100% dividend received deduction on dividends received from domestic subsidiaries.

     During 1995, the Corporation recorded an adjustment of $600 thousand compared with $1.5 million recorded in 1994, reducing the net deferred tax asset to give effect to the change in tax rate enacted in 1994.

     Please refer to Note 21 of the Consolidated Financial Statements for additional tax information.

BALANCE SHEET COMMENTS

     The Corporation's total assets at December 31, 1995 reached $15,675 million, reflecting an increase of 22.7% as compared with $12,778 million at December 31, 1994. Total assets at the end of 1993 amounted to $11,513 million. Average total assets for 1995 amounted to $14,118 million compared with $12,226 million in 1994 and $10,684 million in 1993. Most of the growth relates to Banco Popular, which increased $1,166 million in total assets. The new subsidiaries, BP Capital with $1,013 million in total assets at December 31, 1995, FSB with $216 million and Puerto Rico Home Mortgage with total assets of $108 million at the end of 1995, together with Equity One with an increase of $228 million, also contributed to the increase.

     Earning assets at December 31, 1995, amounted to $14,668 million, compared with $11,844 million at December 31, 1994 and $10,658 million at December 31, 1993. Total loans reached $8,677 million as of December 31, 1995, compared with $7,781 million at the end of 1994 and $6,347 million at the end of 1993. All loan categories showed increases. During the year, commercial loans, including construction, increased $366 million or 12.0%, while consumer loans increased $254 million or 12.1% and mortgage loans grew $226 million or 10.4%.

     Money market, investment and trading account securities totaled $5,991 million at December 31, 1995 compared with $4,062 million at the same date last year. The increase of $1,929 million or 47.5% was reflected mainly in investment securities, which totaled $4,861 million at the end of 1995 from $3,795 million in 1994. These figures include $3,210 million in investment

------------------------------------------------------------------------------
securities available-for-sale as of December 31, 1995, as compared with $839 million as of December 31, 1994. In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio to the available-for-sale or trading portfolios before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. As a result of this window, at the end of 1995 the Corporation transferred $1.3 billion from securities held-to-maturity to available-for-sale.

     Money market investments amounted to $799 million at December 31, 1995, compared with $266 million at the same date in 1994. BP Capital had $760 million in money market investments at the end of the year. Trading account securities increased $329 million from $2 million at December 31, 1994 to $331 million at December 31, 1995. Most of this growth is related to the operations acquired during the year. BP Capital and Puerto Rico Home Mortgage trading portfolios amounted to $246 million and $73 million, respectively, at year-end. In accordance with the provisions of SFAS 115, Puerto Rico Home Mortgage classifies its mortgage-backed securities as trading securities, in conjunction with its mortgage banking activities. Through the acquisition of Puerto Rico Home Mortgage, the Corporation is well-positioned to more aggressively market fixed rate products for sale into the secondary market.

     Total deposits at December 31, 1995, amounted to $9,877 million compared with $9,012 million at December 31, 1994, an increase of $865 million. Most of the increase was attained at Banco Popular, where total deposits increased $638 million. Also, FSB contributed to the increase with $183 million at December 31, 1995. Total deposits as of December 31, 1993 amounted to $8,523 million.

     Core deposits reached $7,814 million by the end of 1995, compared with $7,345 million at the end of 1994. The increase of $469 million resulted principally from a growth of $272 million in certificates of deposit under $100,000, $147 million in savings accounts and $73 million in demand deposits. NOW and money market accounts declined $23 million.

     Borrowings increased $1,715 million, from $2,501 million at the end of 1994 to $4,216 million at December 31, 1995. The rise is mainly due to an increase of $1,563 million in federal funds purchased and securities sold under agreements to repurchase due mainly to the operation of BP Capital, which at December 31, 1995 had $985 million in securities sold under agreements to repurchase. Also, federal funds purchased and securities sold under agreements to repurchase in Banco Popular showed an increase of $548 million mainly due to arbitrage opportunities and asset/liability management strategies. In addition, the medium-term notes issued by BanPonce Financial and the Corporation to finance the growth in operations of their subsidiaries increased by $322 million.

     Subordinated notes increased to $175 million, from $50 million outstanding a year ago, due to the issuance by the Corporation, on December 12, 1995, of $125 million in notes carrying an interest rate of 6.75% and maturing on December 15, 2005.

     The following analysis of the Corporation's balance sheet components will focus on the three major topics: Credit Risk Analysis, Asset/Liability Management and Stockholders' Equity.

Credit Risk Analysis/Credit Management

     The Corporation keeps monitoring its policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of credit risk management is to reduce the risk of losses resulting from customers' failure to perform according to the terms of a transaction.

     The strategies for managing credit risk include among others, the establishment of policies and procedures for the initial underwriting and ongoing monitoring of the credit portfolio. In addition, the Corporation continues enforcing the policies of maintaining a highly skilled and experienced staff to continue improving the processing technology. Furthermore, the Corporation has an independent Credit Review and Audit Division, which performs ongoing, independent reviews of specific loans for credit quality, proper documentation and the risk management process. This division is centralized and independent of the lending function. It also manages the credit rating system and tests the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles (GAAP) and regulatory standards.

     The Corporation receives collateral to support credit extensions and commitments for which collateral is deemed necessary. The most significant categories of collateral are real and personal property and cash on deposit.

     At December 31, 1995, the Corporation's credit risk was centered in its $8,677 million loan portfolio, which represented 59.2% of earning assets. The portfolio composition at the end of 1995 was as follows: 37% in commercial loans, 28% in residen-

------------------------------------------------------------------------------
tial mortgage loans, 27% in consumer loans, 6% in lease financing and 2% in construction loans, which is the same composition the Corporation had a year ago.

     During 1995, net charge-offs increased as compared with prior year, mainly in the consumer and commercial loan portfolios. The major reasons for these increases were a higher level of commercial and consumer bankruptcies during the year, the growth in the portfolios and the charge-off of a major corporate loan that accounted for 37% of the total commercial loans net credit losses. Despite the increase in loan losses, the Corporation continues enjoying a strong allowance position and continues closely monitoring non-performing and classified assets. During 1996, management will be directing its efforts to continue emphasizing the secured portion of the commercial and consumer portfolios as part of the tools to improve credit quality.

     The Corporation's credit risk is well balanced as its credit policies and procedures emphasize diversification among geographic areas, business and industry groups, to minimize the adverse impact of any single event or set of occurrences. The loan risk exposure is spread among individual consumers, small commercial loans and a diverse base of borrowers engaged in a wide variety of businesses.

     The Corporation has over 780,000 consumer loans and over 50,000 commercial lending relationships. Of these, only 34 relationships have loans outstanding over $10 million. Highly leveraged transactions and credit facilities to finance speculative real estate ventures are minimal and there are no LDC loans.

     The following risk concentration categories existed at year-end. Only those concentrations with portfolio totals in excess of the Corporation's stockholders' equity are presented.

Geographic Risk - The Corporation's asset composition at the end of 1995 reflected 75% of total assets concentrated in Puerto Rico, 21% in the United States and the remaining 4% in the U.S. and British Virgin Islands. Banco Popular, the Corporation's largest subsidiary, operates 166 branches in Puerto Rico, 30 in New York, seven branches in the U.S. Virgin Islands, one in the British Virgin Islands and one branch in Los Angeles. The Puerto Rico's economic prospects are generally regarded as stable and the Government of the Island and its instrumentalities are all investment-grade rated borrowers in the United States capital markets. As mentioned in the Liquidity Risk section of this financial review, the United States Congress is being considering the repeal of Section 936 of the Internal Revenue Code. At this time there can be no assurances as to whether, when or in what form legislation to that matter will be enacted into law, and the final impact its repeal could have on the general economic condition of Puerto Rico. In January 1995, the Corporation reinforced its presence in the United States and incorporated Banco Popular, FSB, which acquired from the Resolution Trust Corporation four branches of the former Carteret Federal Savings Bank in New Jersey and opened two de novo branches in August 1995. FSB had $216 million in assets and $183 million in deposits as of December 31, 1995. Also, on March 31, 1995, the Corporation acquired Puerto Rico Home Mortgage, a mortgage company with $1,800 million in its mortgage servicing portfolio. With this acquisition, Banco Popular became the largest mortgage loan servicer in Puerto Rico with $3,711 million in mortgages serviced. The Corporation's servicing portfolio as of December 31, 1995 totaled $4,610 million. Furthermore, on April 30, 1995, the Corporation acquired the CS First Boston's Puerto Rico operations, which had $1,013 million in assets at year-end. This move reinforced the Corporation's capital markets effort and will also bolster the Corporation's expertise and distribution capability in investment products. In 1994, the Corporation acquired Pioneer, in the State of Illinois, with an important Hispanic customer base, operating three branches. At the end of the year total assets and deposits of Pioneer amounted to $435 million and $367 million, respectively. Equity One, the Corporation's mortgage and consumer finance operation acquired in 1991, has now 91 branches in 26 eastern and midwestern states and $849 million in total assets at the end of the year. The following table presents the net income for 1995 and total assets as of December 31, 1995 by subsidiary:


                                           NET INCOME         TOTAL ASSETS
                                           -------------------------------
                                                   (In thousands)
    Banco Popular de Puerto Rico .......    $124,742           $12,549,906
    Equity One, Inc. ...................       9,545               848,525
    Popular Leasing and Rental, Inc. ...       3,157               322,201
    Pioneer Bancorp, Inc. ..............       2,405               435,010
    Popular Consumer Services, Inc. ....       2,186                90,652
    BP Capital Markets, Inc. ...........       1,363             1,012,593
    Vehicle Equipment Leasing Company ..       1,113               230,436
    Popular Mortgage, Inc. .............          71               107,771
    Banco Popular, FSB .................           3               215,874
    Parent company, other subsidiaries
     and eliminations...................       1,776              (137,517)
                                            ------------------------------
                                            $146,361           $15,675,451
                                            ==============================

                                                                      F-15

<Caption
----------------------------------------------------------------------------------------------
TABLE H
Loans Ending Balances
                                      For the Year
----------------------------------------------------------------------------------------------
(In thousands)                 1995        1994          1993         1992       1991
                           ------------------------------------------------------------------
Commercial, industrial and
 agricultural ............  $3,210,975  $2,893,534    $2,369,514  $2,133,357  $1,995,500
Construction .............     209,891     161,265       153,436     172,411     194,741
Lease financing ..........     498,750     448,236       375,693     314,905     252,727
Mortgage* ................   2,403,631   2,177,763     1,576,044     790,802     683,506
Consumer* ................   2,354,237   2,100,531     1,872,235   1,840,578   2,069,083
                           -------------------------------------------------------------------
   Total .................  $8,677,484  $7,781,329    $6,346,922  $5,252,053  $5,195,557
                           ===================================================================
*Includes loans held-for-sale.
----------------------------------------------------------------------------------------------

        It has been the Corporation's philosophy of generally limiting its lending activities to projects and borrowers within its geographic regions. This has consistently resulted in acceptable credit quality.

Consumer Credit Risk - Consumer credit arises from exposures to credit card receivables, home mortgages, personal loans and other installment credit facilities. At December 31, 1995, consumer and residential mortgage loans amounted to $2,354 million and $2,404 million, respectively, with $847 million in unused credit card lines. At the same date, non-performing consumer and mortgage loans amounted to $15 million and $32 million, respectively, and net charge-offs in the consumer portfolio totaled $17 million, including $9 million in credit card loans and $8 million in other consumer loans. Mortgage loans net charge-offs amounted to $1 million in 1995. As previously mentioned, management continues emphasizing the growth in the secured portion of the portfolio. At December 31, 1995, the secured consumer loan portfolio was $1,023 million or 43% of the total portfolio, compared with 44% in 1994 and 38% in 1993.

Industry Risk - Total commercial loans, including commercial real estate loans, amounted to $3,211 million at year-end. The Corporation's strategy to emphasize the use of collateral has resulted in a secured commercial loan portfolio comprised of approximately $911 million, or 28% of the commercial portfolio secured by real estate, consisting primarily of residential, owner-occupied and income producing properties. Furthermore, commercial loans secured by cash collateral totaled $262 million or 8% of the commercial portfolio at the end of 1995. Construction loans amounted to $210 million at year-end. Also, at year-end the Corporation had $1,105 million in unused commitments under lines of credit to commercial, industrial and agricultural concerns. Commercial and stand by letters of credit totaled $139 million at December 31, 1995. There are no significant concentrations in any one industry with a substantial portion of the customers having credit needs of less than $100,000.

Government Risk - As of December 31, 1995, $4,501 million of the investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government agencies and corporations. In addition, $127 million of residential mortgages and $238 million in commercial loans are insured or guaranteed by the U.S. Government or its agencies. The Corporation is one of the largest SBA lenders in the mainland. Furthermore, there are $200 million of investment securities representing obligations of the Puerto Rico Government and political subdivisions thereof, with another $170 million of loans issued to or guaranteed by these same entities and $30 million of loans issued to or guaranteed by the United States Virgin Islands' Government.

LOANS

     Total loans at December 31, 1995, amounted to $8,677 million, an increase of $896 million or 11.5%, over the $7,781 million reported at the end of 1994. Total loans at December 31, 1993 were $6,347 million. All loan categories showed increases in 1995. The commercial loan portfolio accounted for $317 million or 35.4% of the total increase followed by the consumer loan portfolio, which accounted for $254 million or 28.3% of the increase, and mortgage loans with $226 million or 25.2% of the increase. Lease financing and construction loan portfolios grew by $51 million or 11.3% and $49 million or 30.2%, respectively, as compared with the balances a year ago.

     The commercial loan portfolio consists primarily of commercial and industrial loans and commercial loans secured by real estate. This portfolio increased from $2,894 million at December 31, 1994 to $3,211 million at the same date in 1995. Commercial loans totaled $2,370 million at December 31, 1993. Most of the increase was attained at Banco Popular as a result of an endeavor to strengthen relationships with retail and mid-sized businesses with emphasis on the origination of government guaranteed loans, primarily SBA loans. The middle market and retail loan portfolios rose $162 million and the Fortune 500 and corpo-

--------------------------------------------------------------------------------
rate loans increased $118 million, while the SBA guaranteed loans increased $36 million as compared with 1994. The New York operation accounted for 62% of the increase at Banco Popular, due to the ongoing expansion in the New York metropolitan area and continued marketing efforts.

     Management anticipates that this growth will continue among commercial and industrial loans during 1996, based on recent and expected reductions in market interest rates. Economic sectors such as service industries, middle market, corporate loans, and agricultural loans are the sectors in which management anticipates higher growth. Furthermore, significant increases in loan demand are expected in the tourism industry sector and privately developed infrastructure projects in the Puerto Rico market.

     Total consumer loans, which include personal, auto and boat, credit cards, reserve lines and student loans, amounted to $2,354 million at December 31, 1995, compared with $2,101 million at year-end 1994 and $1,872 million as of December 31, 1993. Most of the growth was reflected in Banco Popular with an increase of $175 million and Equity One with an increase of $58 million, due to business expansion and strong marketing efforts by both entities during the year.

     The personal loan portfolio amounted to $1,112 million or 47% of the total consumer portfolio at December 31, 1995. The personal loan portfolio was comprised of approximately 23% in secured mortgage loans, 10% with cash collateral and the remainder was unsecured. Total secured personal loan portfolio was 33% at the end of 1995, remaining at almost the same level of 34% at the end of prior year.

     Auto and boat secured loans represent about 20% of the total consumer loan portfolio, revolving credit (credit cards plus reserve lines of credit) represents 22% and home improvement loans represents about 8%. The remaining 3% is student loans and small dealer contracts. During the second quarter of 1995 Banco Popular sold most of its student loan portfolio to the Student Loan Marketing Association (Sallie Mae). In the future, Banco Popular will operate exclusively as an intermediary between the colleges and Sallie Mae through a referral type program. This portfolio totaled approximately $51 million at the time of sale and $5 million at year-end.

     During the latter part of 1995 Banco Popular implemented a new technology for processing consumer loan credit applications which provides a faster and more efficient service at potentially reduced costs. This new technology will provide loans through more electronic means including loans by phone and by automated stand alone machines.

     The mortgage loan portfolio rose to $2,404 million at December 31, 1995, compared with $2,178 million and $1,576 million at the end of 1994 and 1993, respectively. Equity One accounted for 68% of the total increase. Also, the new subsidiaries, FSB and Puerto Rico Home Mortgage contributed with $44 million to the increase, followed by Pioneer with an increase of $29 million over 1994. Marketing efforts and business expansion were the key factors for the rise in the portfolio.

     The lease financing portfolio amounted to $499 million as of December 31, 1995, compared with $448 million and $376 million as of December 31, 1994 and 1993, respectively. The rise in truck and vehicle sales in Puerto Rico contributed to the growth in this loan category.

     Construction loans increased to $210 million from $161 million a year ago and $153 million at December 31, 1993, mainly due to the construction, expansion and rehabilitation of mid-size and large regional shopping centers throughout Puerto Rico during 1995. Also, Equity One, as part of its business expansion granted construction lines of credit to developers which totaled $22 million at the end of 1995.

Non-Performing Assets

     As shown on Table I, as of December 31, 1995, non-performing assets, which consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate, amounted to $155 million or 1.79% of loans, compared with $107.6 million or 1.38% of total loans and $111.2 million or 1.75% of total loans at the end of 1994 and 1993, respectively. Non-performing loans at December 31, 1995 totaled $144.5 million or 1.67% of loans as compared with $94.3 million or 1.21% a year earlier. As of December 31, 1993, non-performing loans were $92.8 million or 1.46% of loans.

     The increase in non-performing assets is principally due to higher non-performing commercial loans which increased $33.7 million and mortgage loans which increased $15.6 million. The rise in non-performing commercial loans is mainly due to the continued growth in the portfolio and an increase in the overall level of commercial bankruptcies in Puerto Rico, from 591 cases in 1994 to 679 cases in 1995. Although most of the increase in non-performing commercial loans relates to small and middle market loans, approximately 49% of the increase relates to loans secured by real estate or that are government guaranteed. The rise in non-performing mortgage loans was mostly experienced by Banco Popular in its portfolio in the U.S. Virgin Islands due to the effects of hurricane Marilyn on the economy of the islands. Non-performing lease financing increased $1.6 million, while

----------------------------------------------------------------------------------------------------------
TABLE I
Non-Performing Assets
                                                                 As of December 31,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                 1995            1994          1993           1992            1991
                                    ----------------------------------------------------------------------
Commercial, industrial and
 agricultural ....................  $ 87,250        $ 53,553       $ 49,517       $ 62,662        $ 79,642
Construction .....................     4,733           7,994          8,215          8,798           8,213
Lease financing ..................     5,606           4,027          4,429          4,752           5,449
Mortgage .........................    32,066          16,510         14,363         11,532          10,374
Consumer .........................    14,827          12,179         16,290         20,597          25,049
Renegotiated accruing loans ......     2,742           2,982          5,643          8,380             520
Other real estate ................     7,807          10,390         12,699         15,582           7,012
                                    ----------------------------------------------------------------------
    Total ........................  $155,031        $107,635       $111,156       $132,303        $136,259
                                    ======================================================================
Accruing loans past-due
 90 days or more .................  $ 11,660        $ 15,012       $ 15,505       $ 23,957       $ 32,658
                                    ======================================================================
Non-performing assets to loans ...      1.79%           1.38%          1.75%          2.52%           2.62%
Non-performing assets to assets ..      0.99            0.84           0.97           1.32            1.55
Interest lost ....................  $  7,135        $  5,441       $  4,992       $  7,548        $ 10,983

Note:  The Corporation's policy is to place commercial and construction loans on non-accrual status if payments of principal or interest are past-due 60 days or more. Lease financing receivables and conventional residential mortgage loans are placed on non-accrual status if payments are delinquent 90 days or more. Closed-end consumer loans are placed on non-accrual when they become
       90 days or more past-due and are charged-off when they are 120 days past-due. Open-end consumer loans are not placed on non-accrual status and are charged-off when they are 180 days past-due.
       Loans past-due 90 days or more and still accruing are not considered as non-performing loans.
----------------------------------------------------------------------------------------------------------


non-performing construction loans decreased $3.3 million, other real estate decreased $2.6 million and renegotiated loans were down $200,000.

     The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

     Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at December 31, 1995, would have been $120.6 million or 1.39% of loans, and the allowance for loan losses would have been 139.60% of non-performing assets. At December 31, 1994 and 1993, adjusted non-performing assets would have been $78.2 million or 1.01% of loans and $80.9 million or 1.27% of loans, respectively.

     Accruing loans that are contractually past-due 90 days or more as to principal or interest, but are well secured and in the process of collection as of December 31, 1995, amounted to $11.7 million as compared with $15.0 million in 1994 and $15.5 million in 1993.

     Once a loan is placed on non-accrual status the interest previously accrued and uncollected is charged against current earnings and thereafter, income is recorded only to the extent of any interest collected. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $7.1 million for 1995 compared with $5.4 million for 1994 and $5.0 million in 1993.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on the evaluation of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan

-------------------------------------------------------------------------------------------------
TABLE J
Allowance for Loan Losses and Selected Loan Losses Statistics

(Dollars in thousands)                    1995        1994        1993        1992        1991
-------------------------------------------------------------------------------------------------
Balance at beginning of year ........  $  153,798  $  133,437  $  110,714  $   94,199  $   89,335
Allowances purchased ................                   3,473       1,580                   1,556
Provision for loan losses ...........      64,558      53,788      72,892      97,633     121,681
                                       ----------------------------------------------------------
                                          218,356     190,698     185,186     191,832     212,572
                                       ----------------------------------------------------------
Losses charged to the allowance
 Commercial .........................      34,383      27,435      29,501      37,700      24,849
 Construction .......................       2,046       1,794       3,060       1,887       2,450
 Lease financing ....................       6,979       6,860       9,150      10,139       4,316
 Mortgage ...........................       1,618       1,310         477
 Consumer ...........................      33,681      29,545      35,239      52,454      97,700
                                       ----------------------------------------------------------
                                           78,707      66,944      77,427     102,180     129,315
                                       ----------------------------------------------------------
Recoveries
 Commercial .........................       9,404       6,950       6,279       3,577       4,300
 Construction .......................         288       1,374         607         796
 Lease financing ....................       2,342       3,514       2,081       2,169         154
 Mortgage ...........................         243           5          36
 Consumer ...........................      16,467      18,201      16,675      14,520       6,488
                                       ----------------------------------------------------------
                                           28,744      30,044      25,678      21,062      10,942
                                       ----------------------------------------------------------
Net loans charged-off ...............      49,963      36,900      51,749      81,118     118,373
                                       ----------------------------------------------------------
Balance at end of year ..............  $  168,393  $  153,798  $  133,437  $  110,714  $   94,199
                                       ==========================================================
Loans:
 Outstanding at year end ............  $8,677,484  $7,781,329  $6,346,922  $5,252,053  $5,195,557
 Average ............................   8,217,834   7,107,746   5,700,069   5,150,328   5,302,189

Ratios:
 Allowance for loan losses to year
  end loans .........................        1.94%       1.98%       2.10%       2.11%       1.81%
 Recoveries to charge-offs ..........       36.52       44.88       33.16       20.61        8.46
 Net charge-offs to average loans ...        0.61        0.52        0.91        1.58        2.23
 Net charge-offs earnings coverage ..        5.42x       6.21x       3.96x       2.44x       1.64x
 Allowance for loan losses to net
  charge-offs .......................        3.37        4.17        2.58        1.36        0.80
 Provision for loan losses to:
    Net charge-offs .................        1.29x       1.46        1.41        1.20        1.03
    Average loans ...................        0.79%       0.76%       1.28%       1.90%       2.29%
 Allowance to non-performing assets        108.62      142.89      120.04       83.68       69.13
-------------------------------------------------------------------------------------------------


losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience and prevailing and projected economic conditions.

     The provision for loan losses was $64.6 million for 1995, compared with $53.8 million in 1994, an increase of $10.8 million or 20%. The provision for loan losses for 1993 was $72.9 million. The increase in the provision for 1995 is the result of a rise in the Corporation's loan portfolio and increases in net charge-offs and non-performing loans. Net charge-offs for the year totaled $50 million or 0.61% of average loans, compared with $36.9 million or 0.52% in 1994 and $51.7 million or 0.91% in 1993.

     All loan categories reflected increases in loan losses. Commercial loans net charge-offs increased $4.5 million or 21.9% as compared with 1994, while construction and lease financing net loan losses increased $1.3 million each. The increase in credit losses in commercial loans was mainly due to the charge-off of a major corporate loan which accounted for 37% of the total commercial loans net charge-offs. Excluding this major charge-off, net losses on the commercial portfolio decreased by $4.8 million. The increase in construction and lease financing net charge-offs were mainly the result of the growth in the portfolios of 30.2% and 11.3%, respectively, combined with the consistent application of the Corporation's charge-off policy and the eco-

-------------------------------------------------------------------------------
nomic conditions that prevailed during 1995. During this year, commercial bankruptcies increased 17%. Mortgage loans net charge-offs almost remained at the same level of prior year.

     Consumer loans' net charge-offs increased $5.9 million or 51.7% compared with prior year, from $11.3 million in 1994 to $17.2 million in 1995. This increase was the result of the growth in the portfolio coupled with a general increase in consumer indebtedness and an increase of 11% in the level of personal bankruptcies. Consumer loans net charge-offs amounted to $18.6 million in 1993. As a percentage of average consumer loans, net charge-offs were 0.78% in 1995, compared with 0.58% in 1994 and 1.02% in 1993.

     The increase in the consumer loans net charge-offs was mainly in personal loans where net charge-offs increased $4.9 million, from $2.1 million or 0.10% of average loans in 1994 to $7.0 million or 0.66% this year. In 1993, personal loans' net charge-offs were $5.7 million or 0.65% of average loans. Student and credit card net loan losses increased $0.6 million and $0.5 million respectively, as compared with 1994.

     Given a potential slowdown in the economy, the uncertainty over the future of Section 936, and the increased level of bankruptcies, partially offset by the expected lower interest rate scenario and the positive economic impact of government related infrastructure/development projects during an election year, the Corporation expects the level of loan losses to increase slightly at the beginning of 1996, with an improvement toward the end of the year. Notwithstanding, the Corporation will continue to use prudent lending standards and will increase the use of predictive credit scoring mechanisms.

     At December 31, 1995, the allowance for loan losses was $168.4 million or 1.94% of loans, as compared with $153.8 million or 1.98% for 1994. At December 31, 1993, the allowance was $133.4 million or 2.10% of loans. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation continues enjoying a strong position in its allowance for loan losses.

     Broken down by major loan categories, the allowance for the last five years was as follows:

                                    Allowance for Loan Losses
                                         at December 31,
                                          (In millions)

                                1995    1994    1993    1992   1991
                               -------------------------------------

           Commercial .......  $ 82.6  $ 73.8  $ 64.0  $ 49.5  $34.4
           Construction .....    11.0    10.8    10.6     6.5    3.5
           Lease financing ..     6.4     6.5     5.8     5.4    5.4
           Consumer .........    60.6    56.7    52.0    49.3   50.9
           Mortgage .........     7.8     6.0     1.0
                               -------------------------------------
                               $168.4  $153.8  $133.4  $110.7  $94.2
                               =====================================

     Table J summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the past five years.

     Effective January 1, 1995, the Corporation adopted the Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", as further explained on Note 6 to the Consolidated Financial Statements. As a result of this adoption, the Corporation had $86 million in loans considered impaired of which $38 million have a related allowance for possible loan losses of $8 million as of December 31, 1995. No increase in the provision for loan losses was necessary as a result of the impairment measurement.

ASSET/LIABILITY MANAGEMENT

     The Corporation's net interest income is affected primarily by the impact of interest rate volatility on the repricing of its assets and liabilities. Timing differences between the repricing of assets and liabilities can change future net interest income, depending on the size of the differences and the degree of interest rate changes. Other factors which can influence the Corporation's net interest income are the current yields and costs of earning assets and interest bearing liabilities, the sensitivity of these to changes in market rates, and the correlation or spread between different interest rates.

----------------------------------------------------------------------------------------------------------
TABLE K
Maturity Distribution of Earning Assets

                                                       As of December 31, 1995
----------------------------------------------------------------------------------------------------------
                                                              Maturities
                                           --------------------------------------------------
                                                 After one year
                                               through five years        After five years
                                           --------------------------------------------------
                                              Fixed       Variable      Fixed       Variable
                             One year        interest     interest     interest     interest
(In thousands)               or less          rates        rates        rates         rates        Total
-----------------------------------------------------------------------------------------------------------
Money market securities ..  $  798,719                                                           $  798,719
Investment and trading
 securities ..............   2,369,991     $2,363,486                 $  387,039                  5,120,516

Loans:
 Commercial ..............   1,368,000        699,568     $448,949       382,374     $312,084     3,210,975
 Construction ............     143,555         27,332        6,536        19,456       13,012       209,891
 Lease financing .........     125,705        362,293                     10,752                    498,750
 Consumer ................     636,702      1,536,191                    181,344                  2,354,237
 Mortgage ................     291,937        801,477                  1,298,583       11,634     2,403,631
                            --------------------------------------------------------------------------------
   Total. ................  $5,734,609     $5,790,347     $455,485    $2,279,548     $336,730   $14,596,719
                            ================================================================================
Note: Federal Reserve Bank stock, Federal Home Loan Bank stock, and other equity securities held by the
Corporation are not included in this table.
-----------------------------------------------------------------------------------------------------------

     The Asset/Liability Management Committee (ALCO) is responsible for implementing interest rate risk management policies approved by the Board of Directors as well as risk management strategies. The main objective of ALCO is to protect the stability of the Corporation's net interest income in changing interest rate scenarios, although at times it may be decided to position the Corporation for anticipated changes in the interest rate cycle. Such positions are monitored very closely and are structured to be adjusted quickly in the case of adverse or unexpected market movements. ALCO is comprised of a group of senior officers of the Corporation and meets on a monthly basis.

     Various techniques are used for managing interest rate risk including beta-adjusted gap analysis, simulations and to a limited extent, duration analysis. Gap analysis reviews the difference in repricing volumes between assets and liabilities on the current balance sheet during future time periods making adjustments for expected prepayments from the loan and investments portfolio and the elasticity of the Corporation's deposit rates against market rates. Prepayment rates are estimated by using a combination of historical experience and estimates prepared by primary dealers. The elasticity of deposit rates is determined by applying regression analysis to quantify their relationship with LIBOR during a two-year period. The resulting beta factors are then used to restate the volume of deposits repricing in terms of dollars equally sensitive to LIBOR, as are borrowings in the money markets. Tactical risk positions are stated in terms of cumulative repricing gap positions within one year, and structural positions are expressed in terms of repricing gap positions beyond one year. The size of these positions is maintained within parameters approved by ALCO with the objective of protecting net interest income from adverse market movements.

     Simulation analysis is employed to validate the results of the beta-adjusted gap analysis, and submit risk management strategies to testing under various market scenarios. It also permits ALCO to include in its assessment the effect of the Corporation's business plans on future interest rate risk. ALCO uses an "earnings at risk" concept to limit the projected volatility of 12-month projected earnings. The simulation runs incorporate the expected balance sheet dynamics including asset and liability run-offs, reinvestments and various interest rate scenarios, including both rising and declining, to ensure that a wide array of possible market movements are tested.

LIQUIDITY RISK

     The financing of the Corporation's business activities gives rise to liquidity risk. The objective of the Corporation's liquidity management is to ensure sufficient cash flow to fund the origination and acquisition of assets, the repayment of deposit withdrawals and wholesale borrowing maturities, and meet operating expenses. In general, there is an opportunity cost involved in maintaining excessive amounts of liquidity, therefore one objective of the Corporation's financial management is to ensure that adequate funds are available to meet all foreseeable obligations and at the same time provide a cushion for reasonable unexpected contingencies.

---------------------------------------------------------------------------------------------------
TABLE L
Average Total Deposits
                                                               For the Year
---------------------------------------------------------------------------------------------------
(In thousands)                             1995        1994        1993         1992        1991
                                        -----------------------------------------------------------
Private demand .......................  $1,571,405  $1,515,158  $1,396,339   $1,265,230  $1,206,443
Public demand ........................     268,317     273,565     235,323      201,218     172,722
Other non-interest bearing accounts ..       5,983       6,967       3,678        3,807       4,247
                                        -----------------------------------------------------------
     Non-interest bearing ............   1,845,705   1,795,690   1,635,340    1,470,255   1,383,412
                                        -----------------------------------------------------------
Savings accounts .....................   2,913,380   2,839,300   2,492,845    2,044,037   1,629,806
NOW and money market accounts ........   1,102,593   1,133,106   1,078,075      955,654     767,984
                                        -----------------------------------------------------------
     Savings deposits ................   4,015,973   3,972,406   3,570,920    2,999,691   2,397,790
                                        -----------------------------------------------------------
Certificates of deposit:
 Under $100,000 ......................   1,281,873   1,160,063   1,143,624    1,171,242   1,204,546
 $100,000 and over ...................   1,034,195     590,305     498,093      511,585     633,126
 936 .................................     999,384   1,007,147   1,029,450    1,202,604   1,260,491
                                        -----------------------------------------------------------
     Certificates of deposit .........   3,315,452   2,757,515   2,671,167    2,885,431   3,098,163
                                        -----------------------------------------------------------
Public time ..........................     175,706     177,534     124,629      155,715     181,019
Other time ...........................     229,315     134,081     122,829      130,031     137,803
                                        -----------------------------------------------------------
     Other time deposits .............     405,021     311,615     247,458      285,746     318,822
                                        -----------------------------------------------------------
     Interest bearing ................   7,736,446   7,041,536   6,489,545    6,170,868   5,814,775
                                        -----------------------------------------------------------
        Total ........................  $9,582,151  $8,837,226  $8,124,885   $7,641,123  $7,198,187
                                        ===========================================================


     Liquidity is monitored and managed at both the parent company level and the subsidiaries level. The parent company depends primarily on the issuance of commercial paper, medium-term notes, subordinated notes and common and preferred stock for financing the operations of its non-bank subsidiaries, while the banking subsidiaries obtain most of their financing from retail deposits and wholesale borrowings.

     Substantial liquidity is available in the Corporation's assets and liabilities. The investment portfolio consists primarily of securities issued by the U.S. Treasury and Agencies, while the loan portfolio is relatively short-term. Funding sources include a large, stable base of retail deposits which is complemented by wholesale borrowings in the U.S. money markets.

     The major source of liquidity among the Corporation's assets is the investment portfolio. As of December 31, 1995, the Corporation's investment portfolio totaled $4,861 million, with an average maturity of 2.54 years. Cash and money market instruments amounted to $1,257 million, while U.S. Treasury and Agencies obligations totaled $3,799 million, or 78% of the total portfolio with an average maturity of 1.17 years.

     Securities classified as held-to-maturity amounted to $1,651 million or 34% of the total portfolio as of December 31, 1995. Securities classified as available-for-sale amounted to $3,210 million or 66% of the total portfolio, with an unrealized gain of $23 million. This portfolio can be sold in the secondary markets with minimal transaction costs and can be financed in the money markets at competitive rates.

     The loan portfolio as of December 31, 1995 amounted to $8,677 million, of which $2,566 million or 29.6% mature within one year. The repayments of principal and interest from the portfolio provide a stable source of cash flow to the Corporation.

     The operations of the Corporation are funded primarily by the deposit base of its banking subsidiaries. This source of funds is much less volatile than institutional borrowings and its cost is less sensitive to changes in market rates. The core deposit base includes consumer and commercial demand deposits, savings, NOW and money market accounts and time deposits in denominations below $100,000. The Corporation's extensive retail network and leadership in electronic banking have resulted in the largest share of retail deposits in its local market. As of December 31, 1995, the Corporation's core deposits amounted to $7,814 million or 79% of total deposits, an increase of $469 million or 6.4% from the previous year. Certificates of deposit with denominations

----------------------------------------------------------------------------------------------------------------------------------
TABLE M
Interest Rate Sensitivity
                                                                        As of December 31, 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                            By Repricing Dates
                                           ---------------------------------------------------------------------------------------
                                                                        After         After
                                                           Within    three months   six months           Non-interest
                                              0-30         31-90      but within    but within After one   bearing
(Dollars in thousands)                        days          days      six months     one year    year       funds         Total
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Federal funds sold and
 securities purchased under
 agreements to resell .................... $  307,877    $  377,557                                                    $   685,434
Short-term interest bearing
 deposits in other banks .................    113,185                 $      100                                           113,285
Investment and trading securities ........    802,760       319,316      672,755   $  652,890  $2,744,271                5,191,992
Loans ....................................  2,002,428       315,667      414,457      658,307   5,286,625                8,677,484
Other assets .............................                                                                 $1,007,256    1,007,256
                                           ---------------------------------------------------------------------------------------
       Total .............................  3,226,250     1,012,540    1,087,312    1,311,197   8,030,896   1,007,256   15,675,451
                                           ---------------------------------------------------------------------------------------
Liabilities and equity:
Savings, NOW and Money Market
 accounts* ...............................    378,071                                           3,662,167                4,040,238
Other time deposits ......................  1,267,980       629,814      511,989      379,786   1,025,197                3,814,766
Short-term interest bearing liabilities ..  2,170,426       790,812      147,502       55,471     291,374                3,455,585
Long-term interest bearing liabilities ...    164,664        19,484       50,003            6     701,271                  935,428
Non-interest bearing deposits ............                                                                  2,021,658    2,021,658
Other non-interest bearing liabilities ...                                                                    266,079      266,079
Stockholders' equity .....................                                                                  1,141,697    1,141,697
                                           ---------------------------------------------------------------------------------------
       Total .............................  3,981,141     1,440,110      709,494      435,263   5,680,009  $3,429,434  $15,675,451
                                           ---------------------------------------------------------------------------------------
Off-balance sheet financial instruments        40,000        65,000                              (105,000)
Interest rate sensitive gap ..............  ($714,891)    ($362,570)  $  377,818   $  875,934  $2,245,887
Cumulative interest rate
 sensitivity gap .........................  ($714,891)  ($1,077,461)   ($699,643)  $  176,291  $2,422,178
Cumulative sensitive gap to
 earning assets ..........................      (4.87%)       (7.35%)      (4.77%)       1.20%      16.51%

*Savings accounts are included as repricing after one year as they have proved to be stable sources of funds that have not been subject to withdrawal, notwithstanding the changes in interest rates.
----------------------------------------------------------------------------------------------------------------------------------

of $100,000 and over as of December 31, 1995 totaled $2,062 million, or 21% of total deposits. Their distribution by maturity was as follows:

                                             (In thousands)
                    3 months or less.... ..      $1,656,516
                    3 to 6 months. ........         135,249
                    6 to 12 months ........         136,605
                    over 12 months ........         133,921
                                                 ----------
                                                 $2,062,291
                                                 ==========


     The Corporation utilizes other borrowings to complement its deposit base in financing its operations. Other borrowings consist primarily of federal funds purchased, repurchase agreements, and other short-term borrowings. Federal funds purchased have maturities of 30 days or less while repurchase agreements generally mature within three months. As of December 31, 1995, other borrowings amounted to $3,456 million, an increase of $1,444 million over the amount as of the end of 1994.

     Another source of liquidity is the issuance of medium and long-term debt. To obtain longer term financing for its operations, during 1995 the Corporation issued $388 million in medium term notes, and $125 million in subordinated obligations. For more detail on the maturities of medium and long-term debt issued, please refer to Notes 12 through 15 to the Consolidated Financial Statements.

--------------------------------------------------------------------------------

     During 1995, the Corporation filed a "shelf registration" with the Securities and Exchange Commission, which permits the issuance of unsecured debt securities or shares of preferred stock by BanPonce and various of its subsidiaries in an amount up to $1.0 billion. This registration facilitates the Corporation's immediate access to financing in the U.S. money and capital markets.

     The Corporation's deposit base includes Section 936 deposits which amounted to $879 million as of December 31, 1995, or 8.9% of total deposits. Also, 936 borrowings including repurchase agreements, subordinated notes and promissory notes were $1,350 million, or 9.4% of total liabilities as of the same date. The Corporation's total financing from 936 sources, including both deposits and borrowings totaled $2,229 million or 15.5% of total liabilities as of December 31, 1995.

     Internal guidelines are used by the Corporation which limit the maximum exposure to 936 funds that may be assumed, to maintain their volume within prudent levels. The maximum levels of 936 funds maintained are deemed consistent with the ability of the Corporation to replace them rapidly. An important objective of the Corporation's liquidity management is to ensure that alternative sources of financing are readily available to replace 936 funds completely, in a cost efficient manner.

     As part of an effort to balance the U.S. Government's fiscal deficit within the next seven years, President Clinton and the U.S. Congress are proposing changes to Section 936 of the Internal Revenue Code. The proposed changes may have the effect of phasing out the federal tax credit applicable to investment income from financial assets in Puerto Rico, which includes investments in obligations issued by the Corporation. Therefore, the future availability of 936 funds is dependent upon the proposed changes by Congress and President Clinton.

     The Corporation's management is confident that sufficient liquidity is available in the investment portfolio to repay on short notice the entire balance of 936 funds maturing within one year, which amounts to 81.6% of the total balance of 936 borrowings and certificates of deposit as of December 31, 1995. In addition to the $1 billion shelf registration, this liquidity source is complemented by the ability of the Corporation to borrow in the U.S. money markets, where it has available a substantial amount of credit lines and is an active participant on a daily basis. Furthermore, the Corporation is member of the Federal Home Loan Bank of New York, where it has available approximately $400 million in additional lines of credit.

     In November 1995, Standard and Poor's affirmed its ratings on BanPonce Corporation and its second tier subsidiary, BanPonce Financial, a Delaware-based corporation. Senior and subordinated debt were affirmed at BBB+ and BBB, respectively, while commercial paper obligations ratings were affirmed at A-2. BanPonce's certificate of deposit issuer rating by Thompson BankWatch is B.

INTEREST RATE SENSITIVITY

     After a general environment of sharply rising interest rates in 1994, rates reversed course and declined almost as dramatically in 1995. An unexpected slowdown in the growth rate of the U.S. economy gave rise to a significant correction in the U.S. Treasury yield curve. The debt markets moved during 1995 from incorporating in spot rates continued tightening by the FED to incorporating the expectation of several easings. This resulted in decreases of more than 200 basis points among portions of the U.S. Treasury yield curve during the year, as the FED did indeed start to ease monetary policy in July 1995.

     The Corporation positioned its balance sheet during the year to benefit from declining rates. Short-term, tactical gaps were maintained negative during the year since in the declining rate environment that characterized 1995 a higher volume of liabilities than assets was repriced. This position should benefit the Corporation's net interest income in the early part of 1996, assuming a declining interest rate scenario.

     The net interest yield, on a taxable equivalent basis, of the Corporation for the year ended December 31, 1995, was 4.74%, compared with 5.06% in 1994. The decrease was due primarily to the acquisition of the operations of CS First Boston Puerto Rico, Inc., which now operates as BP Capital Markets. BP Capital maintained average earning assets of $506 million during 1995, with a net interest yield of 0.54%, which diluted the Corporation's net interest yield in 1995 by approximately 17 basis points.

     As of December 31, 1995, the Corporation had a total of $737 million in mortgage-backed securities including collateralized mortgage obligations
(CMOs). CMOs amounted to $403 million or 54.6% of the mortgage-backed securities portfolio, at that date. The portfolio had an estimated average life of nine years and an estimated average yield to maturity of 6.12%. The average life and yield to maturity of the mortgage-backed securities portfolio, is affected partially by the level of prepayments of the underlying mortgage loans. The portfolio includes securities which represent an interest in pools of mortgage loans, as well as obligations (CMOs) collateralized by such securities. In most cases, the debtor of the underlying loans has the option of repaying the principal balance owed at any time.

     A decrease in the general level of interest rates usually results in a higher level of prepayments of mortgage loans, while an increase would tend to reduce the level of prepayments. The yield to maturity (YTM) of mortgage-backed securities may also be affected by a

-----------------------------------------------------------------------------------------------------------
TABLE N
Capital Adequacy Data
                                                                        As of December 31,
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                           1995          1994        1993         1992      1991
                                               ------------------------------------------------------------

Risk-based capital
 Tier I capital .............................  $1,003,072    $953,266    $786,686    $ 722,082   $598,034
 Supplementary (Tier II) capital ............     231,091     104,338     106,193      110,704    127,181
                                               ------------------------------------------------------------
    Total capital ...........................  $1,234,163  $1,057,604    $892,879    $ 832,786   $725,215
                                               ============================================================
Risk-weighted assets
 Balance sheet items ........................  $8,175,420  $7,219,906  $6,150,749   $5,430,534  $5,240,345
 Off-balance sheet items ....................     249,529     199,327     250,102      177,172     191,927
                                               ------------------------------------------------------------
    Total risk-weighted assets ..............  $8,424,949  $7,419,233  $6,400,851   $5,607,706  $5,432,272
                                               ============================================================
Ratios:
 Tier I capital (minimum required - 4.00%) ..       11.91%      12.85%      12.29%       12.88%      11.01%
 Total capital (minimum required - 8.00%) ...       14.65       14.25       13.95        14.85       13.35
 Leverage ratio (minimum required - 3.00%)           6.66        7.62        6.95         7.26        6.64
 Equity to assets ...........................        7.58        7.57        7.42         7.02        6.83
 Tangible equity to assets ..................        6.60        6.55        6.29         5.66        5.46
 Equity to loans ............................       13.03       13.01       13.91        12.99       11.52
 Internal capital generation rate ...........        9.36        9.48       10.08         9.04        6.64
-----------------------------------------------------------------------------------------------------------


change in prepayment rates. Mortgage-backed security portfolios with an aggregate unamortized premium may have a decrease in their yield to maturity in an environment of increasing prepayment speeds, whereas the YTM may increase in an environment of decreasing prepayment speeds. The opposite is true in the case of portfolios with aggregate discounts. The mortgage-backed securities and CMOs portfolios of the Corporation had an aggregate premium of $5.1 million as of December 31, 1995.

STOCKHOLDERS' EQUITY

     At December 31, 1995, stockholders' equity amounted to $1,142 million, an increase of almost $140 million or 13.9% compared with the balance of $1,002 million at year-end 1994. This increase is mainly due to earnings retention, a positive change in the allowance required by SFAS 115 and the additional shares issued under the Dividend Reinvestment Plan. The Corporation's stockholders' equity at December 31, 1995 includes an allowance of $16.2 million, net of deferred taxes, in unrealized holding gains on securities available-for-sale, compared with unrealized holding losses of $19.4 million a year ago. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $3.5 million in additional capital since December 31, 1994.

     On June 27, 1994 the Corporation issued 4 million shares of Series A preferred stock. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. Dividends are non-cumulative and are payable monthly at an annual rate per share of 8.35% based on the liquidation preference value of $25 per share.

     The Corporation comfortably exceeds the regulatory risk-based capital requirements for well-capitalized institutions, due to the high level of capital and the conservative nature of the Corporation's assets. Tier I capital to risk-adjusted assets and total capital ratios at December 31, 1995, were 11.91% and 14.65%, compared with 12.85% and 14.25%, respectively, at year-end 1994. The total capital ratio was positively affected by the $125 million subordinated notes issued by the Corporation on December 12, 1995. The Corporation's leverage ratio was 6.66% at December 31, 1995, compared with 7.62% for the previous year. Banks and bankholding companies which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well-capitalized by regulatory standards. Table N shows capital adequacy information for the current and previous four years.

     Intangible assets were $143 million at December 31, 1995, compared with $129 million at the end of 1994, or an increase of $14 million. Total intangibles consisted of $66 million in core deposits intangible, $46 million in goodwill, $24 million in mortgage servicing rights and $7 million in other intangibles. At year-end 1994, core deposits intangible was $60 million, goodwill totaled $49 million, mortgage servicing rights were $8 million and other intangibles were $12 million, including $2 million in credit cardholder intangibles. The average tangible equity increased to $922 million for the year ended December 31, 1995, from $792 million a year before, an increase of $130 million or 16.4%. Total tangible equity at December 31, 1995 was $999 million

---------------------------------------------------------------------------------------------------------------
TABLE O
Common Stock Performance
                                                 Cash        Book                    *
                          Market Price         Dividends     Value     Dividend                Price/  Market/
                                                Declared     Per       Payout      Dividend   Earnings   Book
                          High     Low          Per Share    Share     Ratio       Yield      Ratio      Ratio
---------------------------------------------------------------------------------------------------------------
   1995                                                     $31.62     26.21%       3.15%      9.24x    122.55%
1st QUARTER ............   $31 3/4   $28 1/8      $.25
2nd QUARTER ............    35 1/2    31 1/4       .30
3rd QUARTER ............    39        35 1/2       .30
4th QUARTER ............    39 7/8    38 1/8       .30

   1994                                                      27.48     27.20        3.18       7.66     102.37
1st quarter ............   $32 1/2   $30 3/4      $.25
2nd quarter ............    32 3/4    31           .25
3rd quarter ............    33 1/4    31 1/2       .25
4th quarter ............    33        27           .25

   1993                                                      25.49     25.39        2.97       9.42     123.58
1st quarter ............   $31 1/4   $26 1/2      $.20
2nd quarter ............    28 1/4    24 3/8       .20
3rd quarter ............    30 1/4    26 1/2       .25
4th quarter ............    32 1/4    29 3/4       .25

   1992                                                      23.03     28.33        3.12      10.83     131.35
1st quarter ............   $25 1/2   $18 3/4      $.20
2nd quarter ............    27 3/4    24           .20
3rd quarter ............    27 3/4    24 1/2       .20
4th quarter ............    30 1/4    24 1/2       .20

   1991                                                      21.00     34.13        4.18       8.96      91.67
1st quarter ............   $17 1/2   $14 3/4      $.20
2nd quarter ............    19 7/8    16 3/4       .20
3rd quarter ............    18 1/2    16 1/2       .20
4th quarter ............    19 1/2    17           .20

     * Based on the average high and low market price for the four quarters.
---------------------------------------------------------------------------------------------------------------


compared with $874 million at December 31, 1994. The tangible equity to assets ratio increased accordingly, to 6.60% in 1995 from 6.55% in 1994.

     In 1994, the Corporation's Board of Directors approved a stock repurchase program. Under this program the Corporation may repurchase up to one million shares of the outstanding common stock of the Corporation at such times and prices as market conditions shall warrant. No purchase of stock has been made under this program.


COMMON STOCK

     Book value per share increased to $31.62 at December 31, 1995, compared with $27.48 at year-end 1994. The market value of the Corporation's common stock at December 31, 1995 was $38.75, compared with $28.13 at December 31, 1994. The Corporation's total market capitalization at the end of the year was $1,277 million, compared with $924 million as of December 31, 1994.

     The Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Table O shows the range of market quotations and cash dividends declared for each quarter during the last five years.

     The Corporation has a Dividend Reinvestment Plan for its stockholders. This plan offers the stockholders the opportunity to automatically reinvest their dividends in shares of common stock at a 5% discount from the average market price at the time of issuance. During 1995, 110,508 shares, equivalent to $3.5 million in additional capital were issued under the plan. A total of 675,614 shares have been issued under this plan since its inception in 1989, contributing $15.8 million in additional capital.

--------------------------------------------------------------------------------

PREFERRED STOCK

     The preferred stock of the Corporation is also traded on the NASDAQ National Market System under the symbol BPOPP. The market value of the preferred stock as of December 31, 1995, was $27.25 per share compared with $24.75 as of the same date last year.

DIVIDENDS

     Dividends declared on common stock during 1995 totaled $38 million, compared with $33 million in 1994. The Corporation, following its policy of maintaining a dividend payout ratio close to 30%, increased its quarterly dividend from $0.25 to $0.30 per common share, or a 20% increase, effective in the third quarter of 1995. The annual dividend per common share declared for 1995 was $1.15 compared with $1.00 in 1994 and $0.90 in 1993. The dividend payout ratio to common stockholders for the year was 26.21% compared with 27.20% a year before.

     Dividends declared on the preferred stock amounted to $8.3 million in 1995 compared with $4.2 million in 1994. The Corporation's preferred stock was issued on June 27, 1994.

INFLATION ACCOUNTING

     SFAS 89 makes optional the disclosure of supplementary information on the effects of inflation.

     The Corporation has decided not to prepare the supplementary data for the following reasons:

         - The impact of inflation on the banking industry differs significantly from that on industries that require a higher proportion of investment in fixed assets. Our asset and liability structure is composed mainly of monetary assets and liabilities.
         - Changes in interest rates that may significantly impact the Corporation's earnings do not necessarily move in the same direction or in the same magnitude as the prices of other goods and services.
         - Information included in this annual report such as Interest Variance
           Analysis, Interest Rate Sensitivity Table, Average Balance Sheet,
           Summary of Net Interest Income and the market value disclosures in
           Note 23 to the Consolidated Financial Statements as required by SFAS 107, provides more insight as to the effects on the Corporation of changes in interest rates than the supplementary data on inflation accounting.

STATISTICAL SUMMARY 1991-1995                              BANPONCE CORPORATION
STATEMENTS OF CONDITION

---------------------------------------------------------------------------------------------------------------------

                                                                            As of December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands)                                       1995         1994           1993            1992           1991
                                                 --------------------------------------------------------------------
ASSETS
Cash and due from banks ..................       $   458,173  $   442,316     $   368,837    $   325,497   $  311,384
                                                 --------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities
   and mortgages purchased under
   agreements to resell ..................           796,417      265,000         247,333        234,163      139,530
 Time deposits with other banks ..........               100          100          15,100         50,100      340,100
 Bankers' acceptances. ...................             2,202          570             259            858        1,703
                                                 --------------------------------------------------------------------
                                                     798,719      265,670         262,692        285,121      481,333
                                                 --------------------------------------------------------------------
Investment securities held-to-maturity, at cost    1,651,344    2,955,911       3,329,798      3,290,440    2,354,009
                                                 --------------------------------------------------------------------
Investment securities available-for-sale
 at market value and at lower of cost or
 market value before 1994 ................         3,209,974      839,226         715,565        408,127
                                                 --------------------------------------------------------------------
Trading securities .......................           330,674        1,670           3,017            283        1,657
                                                 --------------------------------------------------------------------
Loans held-for-sale ......................           112,806       10,296
                                                 --------------------------------------------------------------------
Loans ....................................         8,883,963    8,066,954       6,655,072      5,614,724    5,575,976
        Less-Unearned income .............           319,285      295,921         308,150        362,671      380,419
        Allowance for loan losses ........           168,393      153,798         133,437        110,714       94,199
                                                 --------------------------------------------------------------------
                                                   8,396,285    7,617,235       6,213,485      5,141,339    5,101,358
                                                 --------------------------------------------------------------------
Premises and equipment ...................           325,203      324,160         298,089        260,330      253,054
Other real estate ........................             7,807       10,390          12,699         15,582        7,012
Customers' liabilities on acceptances ....             2,208          902           1,392          1,830        1,691
Accrued income receivable ................           113,539       78,765          79,285         76,008       59,027
Other assets .............................           125,742      103,088          95,763         64,890       71,026
Intangible assets ........................           142,977      128,729         132,746        132,880      138,731
                                                 --------------------------------------------------------------------
                                                 $15,675,451  $12,778,358     $11,513,368    $10,002,327   $8,780,282
                                                 ====================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   Non-interest bearing ..................       $ 2,021,658  $ 1,949,244     $ 1,848,859    $ 1,614,806   $1,499,352
   Interest bearing ......................         7,855,004    7,063,191       6,673,799      6,423,905    5,707,766
                                                 --------------------------------------------------------------------
                                                   9,876,662    9,012,435       8,522,658      8,038,711    7,207,118
   Federal funds purchased and securities
    sold under agreements to repurchase ..         3,000,878    1,438,038         951,733        665,222      449,114
   Other short-term borrowings ...........           454,707      573,841         664,173        206,882      143,724
   Notes payable .........................           730,428      459,524         253,855         90,062       73,752
   Senior debentures .....................            30,000       30,000          30,000         30,000       30,000
   Acceptances outstanding ...............             2,208          902           1,392          1,830        1,691
   Other liabilities .....................           263,871      211,195         182,362        132,501      138,065
                                                 --------------------------------------------------------------------
                                                  14,358,754   11,725,935      10,606,173      9,165,208    8,043,464
                                                 --------------------------------------------------------------------
   Subordinated notes ....................           175,000       50,000          62,000         74,000       94,000
                                                 --------------------------------------------------------------------
   Preferred stock of Banco Popular ......                                         11,000         11,000       11,000
                                                 --------------------------------------------------------------------
Stockholders' equity:
   Preferred stock .......................           100,000      100,000
   Common stock ..........................           197,692      197,029         196,395        195,929      180,563
   Surplus ...............................           427,282      409,445         386,622        361,982      287,539
   Retained earnings .....................           350,480      272,458         208,607        150,208      110,287
   Unrealized gains (losses) on investment
    securities available-for-sale, net of
    deferred taxes .......................            16,243      (19,366)
   Capital reserves ......................            50,000       42,857          42,571         44,000       53,429
                                                 --------------------------------------------------------------------
                                                   1,141,697    1,002,423         834,195        752,119      631,818
                                                 --------------------------------------------------------------------
                                                 $15,675,451  $12,778,358     $11,513,368    $10,002,327   $8,780,282
                                                 ====================================================================

STATISTICAL SUMMARY 1991-1995                             BANPONCE CORPORATION
STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                         For the year ended December 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per common share
 information)                                   1995           1994            1993           1992             1991
                                             ------------------------------------------------------------------------
INTEREST INCOME:
Loans ...................................    $  813,137      $667,047        $549,388        $518,074        $579,463
Money market investments ................        23,077         5,186           6,434          14,414          33,590
Investment securities ...................       259,941       214,611         215,944         207,642         181,413
Trading account securities ..............         9,652           297             370             224             477
                                             ------------------------------------------------------------------------
  Total interest income .................     1,105,807       887,141         772,136         740,354         794,943
Less - Interest expense .................       521,624       351,633         280,008         300,135         387,134
                                             ------------------------------------------------------------------------
  Net interest income ...................       584,183       535,508         492,128         440,219         407,809
Provision for loan losses ...............        64,558        53,788          72,892          97,633         121,681
                                             ------------------------------------------------------------------------
  Net interest income after provision
   for loan losses ......................       519,625       481,720         419,236         342,586         286,128
Gain on sale of investment securities ...         5,368           224             864             242          18,617
Trading account profit ..................         1,785           227             554             383             759
All other operating income ..............       166,185       140,852         123,762         123,879         112,398
                                             ------------------------------------------------------------------------
                                                692,963       623,023         544,416         467,090         417,902
                                             ------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs .........................       249,075       225,747         215,911         188,234         180,634
All other operating expenses ............       237,758       222,099         196,365         178,711         165,104
                                             ------------------------------------------------------------------------
                                                486,833       447,846         412,276         366,945         345,738
                                             ------------------------------------------------------------------------
Income before tax, dividends on preferred
  stock of Banco Popular and cumulative
  effect of accounting changes ..........       206,130       175,177         132,140         100,145          72,164
Income tax ..............................        59,769        50,043          28,151          14,259           6,793
                                             ------------------------------------------------------------------------
Income before dividends on preferred
  stock of Banco Popular and cumulative
  effect of accounting changes ..........       146,361       125,134         103,989          85,886          65,371
Dividends on preferred stock of
  Banco Popular .........................                         385             770             770             807
                                             ------------------------------------------------------------------------
Income before cumulative effect of
  accounting changes ....................       146,361       124,749         103,219          85,116          64,564
Cumulative effect of accounting changes..                                       6,185
                                             ------------------------------------------------------------------------
NET INCOME ..............................    $  146,361      $124,749        $109,404        $ 85,116        $ 64,564
                                             ========================================================================
NET INCOME APPLICABLE TO COMMON STOCK ...    $  138,011      $120,504        $109,404        $ 85,116        $ 64,564
                                             ========================================================================
EARNINGS PER COMMON SHARE*
  Before effect of accounting changes ...    $     4.19      $   3.67        $   3.16        $   2.79        $   2.15
                                             ========================================================================
  Net income ............................    $     4.19      $   3.67        $   3.35        $   2.79        $   2.15
                                             ========================================================================

Dividends declared on common stock:
Cash dividends per common share outstanding  $     1.15      $   1.00        $   0.90        $   0.80        $   0.80
                                             ========================================================================



* The average common shares used in the computation of earnings and cash dividend per common share were 32,908,150 for 1995; 32,798,243 for 1994; 32,701,236 for 1993; 30,461,494 for 1992, and 30,035,601 for 1991.

STATISTICAL SUMMARY 1991-1995
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

------------------------------------------------------------------------------------------------------------------------------------
ON A TAXABLE EQUIVALENT BASIS*
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1995                               1994
------------------------------------------------------------------------------------------------------------------------------------
                                                            Average                  Average     Average                Average
                                                            Balance      Interest     Rate       Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest earning assets:

  Federal funds sold and securities and
    mortgages purchased under agreements
    to resell .........................................  $   399,413   $    22,823     5.71%   $   114,215   $     4,858    4.25%
  Time deposits with other banks ......................        2,661           165     6.20          4,916           300    6.10
  Bankers' acceptances ................................          941            89     9.46            332            28    8.43
                                                         -----------------------------------------------------------------------
      Total money market investments ..................      403,015        23,077     5.73        119,463         5,186    4.34
                                                         -----------------------------------------------------------------------
U.S. Treasury securities ..............................    2,893,797       197,554     6.83      2,657,975       164,102    6.17
 Obligations of other U.S. Government
      agencies and corporations .......................      575,024        40,493     7.04        526,687        33,969    6.45
 Obligations of Puerto Rico, States and
      political subdivisions ............................    247,176        14,798     5.99        259,534        14,074    5.42
Collateralized mortgage obligations ...................      580,714        37,610     6.48
Other .................................................      171,013         6,491     3.80        712,972        37,535    5.26
                                                         -----------------------------------------------------------------------
      Total investment securities .....................    4,467,724       296,946     6.65      4,157,168       249,680    6.01
                                                         -----------------------------------------------------------------------
Trading account securities ............................      155,597         9,831     6.32          5,303           368    6.94
                                                         -----------------------------------------------------------------------
Loans (net of unearned income) ........................    8,217,834       820,003     9.98      7,107,746       672,974    9.47
                                                         -----------------------------------------------------------------------
      Total interest earning assets/
        Interest income ...............................   13,244,170   $ 1,149,857     8.68%    11,389,680   $   928,208    8.15%
                                                         -----------------------------------------------------------------------
      Total non-interest earning assets ...............      874,013                               835,850
                                                         -----------------------------------------------------------------------
TOTAL ASSETS ..........................................  $14,118,183                           $12,225,530
                                                         =======================================================================
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Savings and NOW accounts ...........................  $ 4,015,973   $   126,548     3.15%   $ 3,972,406   $   116,858    2.94%
   Other time deposits ................................    3,720,473       203,235     5.46      3,069,130       130,868    4.26
   Short-term borrowings ..............................    2,600,246       141,522     5.44      1,856,649        77,537    4.18
   Mortgages and notes payable ........................      598,027        46,149     7.72        376,570        22,420    5.95
   Subordinated notes .................................       56,850         4,170     7.34         56,082         3,950    7.04
                                                         -----------------------------------------------------------------------
      Total interest bearing liabilities/
        Interest expense ..............................   10,991,569       521,624     4.75      9,330,837       351,633    3.77
                                                         -----------------------------------------------------------------------
      Total non-interest bearing liabilities ..........    2,056,132                             1,964,399
                                                         -----------------------------------------------------------------------
      Total liabilities ...............................   13,047,701                            11,295,236
                                                         -----------------------------------------------------------------------
   Preferred stock of Banco Popular ...................                                              5,425
                                                         -----------------------------------------------------------------------
Stockholders' equity ..................................    1,070,482                               924,869
                                                         -----------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity ........  $14,118,183                           $12,225,530
                                                         =======================================================================
Net interest income on a taxable
equivalent basis ......................................                $   628,233                           $   576,575
                                                         -----------------------------------------------------------------------
Cost of funding earning assets ........................                                3.94%                                3.09%
                                                         -----------------------------------------------------------------------
Net interest yield ....................................                                4.74%                                5.06%
                                                         =======================================================================
      Effect of the taxable equivalent adjustment .....                     44,050                                41,067
                                                         -----------------------------------------------------------------------
Net interest income per books .........................                    584,183                           $   535,508
                                                         =======================================================================

*Shows the effect on the tax exempt status of some loans and investments on their yield, using the applicable statutory incomme tax rates. The computation concerns the interest expense disallowance as required by the Tax Reform Act enacted in 1987. This adjustment is shown in order to compare the yields of the tax exempt, and taxable assets on a taxable basis.

Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation's policy.

                                                            BANPONCE CORPORATION


------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                1993                                         1992                                        1991
------------------------------------------------------------------------------------------------------------------------------------
  Average                      Average         Average                  Average        Average                    Average
  Balance         Interest      Rate           Balance       Interest    Rate          Balance         Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------



 $   117,095   $     4,115      3.51%       $   144,539   $     5,209     3.60%        $    76,095   $     4,448    5.85%
      57,845         2,259      3.91            215,970         9,093     4.21             427,536        28,886    6.76
         871            60      6.89              1,496           112     7.49               2,848           256    8.99
------------------------------------------------------------------------------------------------------------------------------------
     175,811         6,434      3.66            362,005        14,414     3.98             506,479        33,590    6.63
------------------------------------------------------------------------------------------------------------------------------------
   2,985,634       202,695      6.79          2,443,267       226,038     9.25           1,596,986       179,103   11.22

     274,821        18,033      6.56            317,152        27,838     8.78             332,002        32,241    9.71

     227,784        14,253      6.26            212,762        19,345     9.09             212,180        22,243   10.48


     523,224        26,944      5.15            288,818        21,780     7.54             241,064        19,328    8.02
------------------------------------------------------------------------------------------------------------------------------------
   4,011,463       261,925      6.53          3,261,999       295,001     9.04           2,382,232       252,915   10.62
------------------------------------------------------------------------------------------------------------------------------------
       7,319           449      6.13              5,649           303     5.36               8,295           650    7.84
------------------------------------------------------------------------------------------------------------------------------------
   5,700,069       555,671      9.75          5,150,328       526,902    10.23           5,302,189       589,520   11.12
------------------------------------------------------------------------------------------------------------------------------------
   9,894,662   $   824,479      8.33%         8,779,981   $   836,620     9.53%          8,199,195   $   876,675   10.69%
     789,091                                    748,537                                    745,162
------------------------------------------------------------------------------------------------------------------------------------
 $10,683,753                                $ 9,528,518                                $ 8,944,357
====================================================================================================================================

 $ 3,570,920   $   107,454      3.01%       $ 2,999,691   $   108,945     3.63%        $ 2,397,790   $   113,165    4.72%
   2,918,625       111,994      3.84          3,171,177       144,430     4.55           3,416,985       210,552    6.16
   1,337,970        42,392      3.17            903,903        31,711     3.51             855,702        51,142    5.98
     195,522        12,801      6.55            116,695         8,245     7.07              52,310         3,965    7.58
      73,967         5,367      7.26             85,585         6,804     7.95              94,000         8,310    8.84
------------------------------------------------------------------------------------------------------------------------------------
   8,097,004       280,008      3.46          7,277,051       300,135     4.12           6,816,787       387,134    5.68
------------------------------------------------------------------------------------------------------------------------------------
   1,782,748                                  1,571,477                                  1,505,929
------------------------------------------------------------------------------------------------------------------------------------
   9,879,752                                  8,848,528                                  8,322,716
------------------------------------------------------------------------------------------------------------------------------------
      11,000                                     11,000                                     11,000
------------------------------------------------------------------------------------------------------------------------------------
     793,001                                    668,990                                    610,641
------------------------------------------------------------------------------------------------------------------------------------
 $10,683,753                              $   9,528,518                                $ 8,944,357
====================================================================================================================================
               $   544,471                                $   536,485                                $   489,541
------------------------------------------------------------------------------------------------------------------------------------
                                2.83%                                     3.42%                                     4.72%
------------------------------------------------------------------------------------------------------------------------------------
                                5.50%                                     6.11%                                     5.97
====================================================================================================================================
                    52,343                                     96,266                                     81,732
------------------------------------------------------------------------------------------------------------------------------------
               $   492,128                                $   440,219                                $   407,809
====================================================================================================================================

                                                            BANPONCE CORPORATION

STATISTICAL SUMMARY 1993-1995
QUARTERLY FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------------------
                                                       1995                                            1994
---------------------------------------------------------------------------------------------------------------------------------
                                       Fourth     Third       Second       First       Fourth     Third       Second       First
                                      Quarter    Quarter     Quarter      Quarter     Quarter    Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
(In thousands, except per
common share information)

Interest income ..................   $298,311    $288,459    $268,818     $250,219   $239,035    $228,695     $220,000    $199,411
Net interest income ..............    156,120     148,415     142,120      137,528    137,452     136,699      135,574     125,783
Provision for loan
  losses .........................     21,227      18,987      12,646       11,698     12,544      13,544       14,037      13,663
Non-interest income ..............     45,276      44,881      40,306       37,507     37,807      36,013       34,407      32,852
Gain (loss) on sale of
  investment securities ..........      3,306       1,950          66           46        157        (205)                     272
Non-interest expense .............    124,197     119,596     124,722      118,318    114,266     114,551      112,452     106,577
Income before income
  tax, cumulative effect
  of accounting changes
  and dividends on
  preferred stock of
  Banco Popular ..................     59,278      56,663      45,124       45,065     48,606      44,412       43,492      38,667
Income taxes .....................     19,026      18,356      11,063       11,324     15,980      12,695       11,623       9,745
Dividends on preferred
  stock of Banco Popular .........                                                                                 192         193
Cumulative effect of
  accounting changes .............
                                    ----------------------------------------------------------------------------------------------
Net income .......................  $  40,252   $  38,307   $  34,061    $  33,741  $  32,626   $  31,717    $  31,677   $  28,729
                                    ==============================================================================================
Net income applicable
  to common stock ................  $  38,164   $  36,220   $  31,973    $  31,654  $  30,538   $  29,560    $  31,677   $  28,729
                                    ==============================================================================================
Net income per common
  share before cumulative effect
  of accounting changes...........  $    1.15   $    1.10   $    0.98    $    0.96  $    0.93    $    0.90   $    0.96   $    0.88
                                    ----------------------------------------------------------------------------------------------
Net income per
  common share ...................  $    1.15   $    1.10   $    0.98    $    0.96  $    0.93    $    0.90   $    0.96   $    0.88
                                    ----------------------------------------------------------------------------------------------
Selected Average Balances
(In millions)
Total assets .....................  $  15,183   $  14,709   $  13,616    $  12,934  $  12,585    $  12,385   $  12,301   $  11,618
Loans ............................      8,548       8,360       8,090        7,864      7,645        7,356       6,958       6,456
Interest earning assets ..........     14,276      13,788      12,815       12,068     11,749       11,540      11,449      10,809
Deposits............                    9,848       9,614       9,615        9,245      8,960        8,841       9,000       8,543
Interest bearing liabilities           11,912      11,596      10,552        9,871      9,572        9,445       9,440       8,856
                                    ----------------------------------------------------------------------------------------------
Selected Ratios
Return on assets                         1.05%       1.03 %      1.00%        1.06%      1.03%        1.02%       1.03%       1.00%
Return on equity                        14.82       14.55       13.47        13.96      13.54        13.26       14.59       13.78


----------------------------------------------------------------------------------
                                                       1993
----------------------------------------------------------------------------------
                                     Fourth       Third      Second         First
                                     Quarter     Quarter     Quarter       Quarter
----------------------------------------------------------------------------------
Summary of operations
(In thousands, except per
common share information)
Interest income .................. $ 199,780   $196,709     $191,220     $184,427
Net interest income ..............   126,490    125,174      122,703      117,761
Provision for loan
  losses .........................    14,737     17,442       19,166       21,547
Non-interest income ..............    34,000     30,178       31,905       28,233
Gain (loss) on sale of
  investment securities ..........                  332           86          446
Non-interest expense .............   107,462    101,436      100,524      102,854
Income before income
  tax, cumulative effect
  of accounting changes
  and dividends on
  preferred stock of
  Banco Popular ..................    38,291     36,806       35,004       22,039
Income taxes .....................     9,875      8,459        7,306        2,511
Dividends on preferred
  stock of Banco Popular .........       192        193          192          193
Cumulative effect of
  accounting changes .............
                                   ----------------------------------------------
Net income ....................... $  28,224    $28,154      $27,506    $  25,520
                                   ==============================================
Net income applicable
  to common stock ................ $  28,224    $28,154      $27,506    $  25,520
Net income per common              ==============================================
  share before cumulative effect
  of accounting changes........... $    0.87  $    0.86    $    0.84    $    0.59
                                   ----------------------------------------------
Net income per
  common share ...................      0.87  $    0.86    $    0.84    $    0.78
                                   ----------------------------------------------
SELECTED AVERAGE BALANCES
(In millions)
Total assets ..................... $  11,374  $  10,855    $  10,472    $  10,017
Loans ............................     6,219      5,849        5,466        5,254
Interest earning assets ..........    10,543     10,064        9,693        9,264
Deposits............                   8,426      8,074        8,005        7,992
Interest bearing liabilities           8,612      8,249        7,946        7,569
                                   ----------------------------------------------
SELECTED RATIOS
Return on assets                        0.98%      1.03%        1.05%        1.03%
Return on equity                       13.59      13.90        14.09        13.60

GLOSSARY OF TERMS
-------------------------------------------------------------------------------


936 CORPORATIONS - Subsidiaries of U. S. firms operating in Puerto Rico and other offshore areas under Section 936 of the U.S. Internal Revenue Code.
Section 936 provides certain tax benefits on Puerto Rico source earnings from the active conduct of a trade or business or from qualified investments.

936 DEPOSITS - Funds of 936 corporations deposited in banks usually in the form of time deposits. The restriction that these funds must be reinvested in eligible assets, if income derived from them is to be considered tax-exempt for
U. S. and Puerto Rico's Industrial Incentive Act purposes, lowers the rate on these funds as compared to interest rates paid on similar deposits.

BASIS POINT - Equals to one-hundredth of one percent. Used to express changes or differences in interest yields and rates.

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

LEVERAGE RATIO - Ratio adopted by the Federal Reserve System to assist in the assessment of the capital adequacy of state member banks. This ratio is calculated by dividing Tier I capital by total assets reduced by goodwill, any other intangible asset deducted from Tier I capital and the disallowed portion of deferred tax assets.

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

NON-PERFORMING ASSETS - Includes loans on which the accrual of interest income has been discontinued due to default on interest and/or principal payments or other factors indicative of doubtful collection, renegotiated loans and foreclosed real estate properties.

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

-----------------------------------------------------------------------------

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

TIER I CAPITAL - Consists of common stockholders' equity (including the related surplus, retained earnings and capital reserves), non-cumulative perpetual preferred stock less goodwill, other non-qualifying intangible assets and the disallowed portion of deferred tax assets.

YIELD - Percentage denoting actual return on earning assets.

REPORT OF INDEPENDENT ACCOUNTANTS                          BanPonce Corporation
-------------------------------------------------------------------------------


San Juan, Puerto Rico

February 16, 1996

To the Board of Directors
and Stockholders of
BanPonce Corporation



In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of BanPonce Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the Consolidated Financial Statements, in 1994 the Corporation changed its method of accounting for certain investments in debt and equity securities as required by Statement of Financial Accounting Standards No. 115. In 1993 the Corporation changed its method of accounting for postretirement benefits other than pension to conform with Statement of Financial Accounting Standards No. 106 and for income taxes to conform with Statement of Financial Accounting Standards No. 109.






Price Waterhouse


Stamp 1327081 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report.

CONSOLIDATED STATEMENTS OF CONDITION                        BanPonce Corporation

------------------------------------------------------------------------------------------------------
                                                                                December 31,
                                                                       -------------------------------
                                                                           1995               1994
------------------------------------------------------------------------------------------------------
                    (Dollars in thousands, except per share information)
ASSETS
Cash and due from banks .........................................      $   458,173        $   442,316
Money market investments:                                               -----------------------------
  Federal funds sold and securities and mortgages purchased
    under agreements to resell ..................................          796,417            265,000
  Time deposits with other banks ................................              100                100
  Bankers' acceptances ..........................................            2,202                570
                                                                       ------------------------------
                                                                           798,719            265,670
                                                                       ------------------------------
Investment securities held-to-maturity, at cost (market value
  $1,661,933; 1994 - $2,886,851) ................................        1,651,344          2,955,911
                                                                       ------------------------------
Investment securities available-for-sale, at market value .......        3,209,974            839,226
                                                                       ------------------------------
Trading securities, at market value .............................          330,674              1,670
                                                                       ------------------------------
Loans held-for-sale .............................................          112,806             10,296
                                                                       ------------------------------
Loans ...........................................................        8,883,963          8,066,954
  Less - Unearned income ........................................          319,285            295,921
         Allowance for loan losses ..............................          168,393            153,798
                                                                       ------------------------------
                                                                         8,396,285          7,617,235
                                                                       ------------------------------
Premises and equipment ..........................................          325,203            324,160
Other real estate ...............................................            7,807             10,390
Customers' liabilities on acceptances ...........................            2,208                902
Accrued income receivable .......................................          113,539             78,765
Other assets ....................................................          125,742            103,088
Intangible assets ...............................................          142,977            128,729
                                                                       ------------------------------
                                                                       $15,675,451        $12,778,358
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing ........................................      $ 2,021,658        $ 1,949,244
    Interest bearing ............................................        7,855,004          7,063,191
                                                                       ------------------------------
                                                                         9,876,662          9,012,435
  Federal funds purchased and securities sold under agreements
    to repurchase ...............................................        3,000,878          1,438,038
  Other short-term borrowings ...................................          454,707            573,841
  Notes payable .................................................          730,428            459,524
  Senior debentures .............................................           30,000             30,000
  Acceptances outstanding .......................................            2,208                902
  Other liabilities .............................................          263,871            211,195
                                                                       ------------------------------
                                                                        14,358,754         11,725,935
                                                                       ------------------------------
  Subordinated notes ............................................          175,000             50,000
                                                                       ------------------------------
Stockholders' equity:
  Preferred stock, $25 liquidation value; 10,000,000 shares
    authorized; 4,000,000 issued and outstanding ................          100,000            100,000
  Common stock, $6 par value; authorized 90,000,000 shares;
    issued and outstanding 32,948,636 (1994 - 32,838,128) .......          197,692            197,029
  Surplus .......................................................          427,282            409,445
  Retained earnings .............................................          350,480            272,458
  Unrealized gains (losses) on investment securities
    available-for-sale, net of deferred taxes of $7,085
  (1994 - $6,893) ...............................................           16,243            (19,366)
  Capital reserves ..............................................           50,000             42,857
                                                                       ------------------------------
                                                                         1,141,697          1,002,423
                                                                       ------------------------------
                                                                       $15,675,451        $12,778,358
                                                                       ==============================

  The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                           BanPonce Corporation

--------------------------------------------------------------------------------



                                            Year ended December 31,
                                   --------------------------------------------
                                   1995             1994             1993
                                   --------------------------------------------


                                   (In thousands, except per share information)
INTEREST INCOME:
 Loans .....................       $  813,137         $667,047         $549,388
 Money market investments ..           23,077            5,186            6,434
 Investment securities .....          259,941          214,611          215,944
 Trading securities ........            9,652              297              370
                                   --------------------------------------------
                                    1,105,807          887,141          772,136
                                   --------------------------------------------
INTEREST EXPENSE:
 Deposits ..................          329,783          247,726          219,448
 Short-term borrowings .....          141,522           77,537           42,392
 Long-term debt ............           50,319           26,370           18,168
                                   --------------------------------------------
                                      521,624          351,633          280,008
                                   --------------------------------------------
Net interest income........           584,183          535,508          492,128
 Provision for loan losses.            64,558           53,788           72,892
                                   --------------------------------------------
Net interest income after
  provision for loan
  losses. .................           519,625          481,720          419,236
 Service charges on deposit
  accounts.................            78,607           71,727           68,246
 Other service fees........            63,725           51,240           42,947
 Gain on sale of
  investment securities....             5,368              224              864
 Trading account profit....             1,785              227              554
 Other operating income....            23,853           17,885           12,569
                                   --------------------------------------------
                                      692,963          623,023          544,416
                                   --------------------------------------------
OPERATING EXPENSES:
 Personnel costs:
  Salaries .................          172,504          160,996          151,432
  Profit sharing ...........           19,003           19,205           19,766
  Pension and other
    benefits ...............           57,568           45,546           44,713
                                   --------------------------------------------
                                      249,075          225,747          215,911
 Net occupancy expense .....           32,850           28,440           26,085
 Equipment expenses ........           41,577           35,474           27,964
 Other taxes ...............           20,872           19,807           15,996
 Professional fees .........           34,954           33,757           27,302
 Communications ............           23,106           20,308           18,203
 Business promotion.........           17,801           16,271           16,638
 Printing and supplies .....           11,069            8,817            8,189
 Other operating expenses...           35,325           41,222           39,812
 Amortization of
  intangibles...............           20,204           18,003           16,176
                                   --------------------------------------------
                                      486,833          447,846          412,276
                                   --------------------------------------------
Income before income tax,
  dividends on preferred stock
  of Banco Popular and cumulative
  effect of accounting
  changes ..................          206,130          175,177          132,140
Income tax .................           59,769           50,043           28,151
                                   --------------------------------------------
Income before dividends on
  preferred stock of Banco Popular
  and cumulative effect of
  accounting changes .......          146,361          125,134          103,989
Dividends on preferred stock of
   Banco Popular ...........                               385              770
                                   --------------------------------------------
Income before cumulative effect
  of accounting changes.....          146,361          124,749          103,219
Cumulative effect of accounting
  changes...................                                              6,185
                                   --------------------------------------------

NET INCOME .................       $  146,361         $124,749         $109,404
                                   ============================================

NET INCOME APPLICABLE TO
  COMMON STOCK .............       $  138,011         $120,504         $109,404
                                   ============================================

EARNINGS PER COMMON SHARE:
 Income before cumulative effect
 of accounting changes .....       $     4.19         $   3.67         $   3.16
 Cumulative effect of accounting
 changes ..................                                                 .19
                                   --------------------------------------------
NET INCOME .................       $     4.19         $   3.67         $   3.35
                                   ============================================

  The accompanying  notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                       BANPONCE CORPORATION

-----------------------------------------------------------------------------------------------------------------
                                                                                   Year ended December 31,
                                                                          ---------------------------------------
                                                                              1995          1994          1993
-----------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Cash Flows from Operating Activities:
  Net income .......................................................... $   146,361    $   124,749    $   109,404
                                                                        -----------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
      Depreciation and amortization of premises and equipment .........      44,448         38,654         28,535
      Provision for loan losses .......................................      64,558         53,788         72,892
      Amortization of intangibles .....................................      20,204         18,003         16,176
      Gain on sale of investment securities available-for-sale ........      (5,368)          (224)          (864)
      Loss (gain) on disposition of premises and equipment ............         150         (2,311)          (604)
      Amortization of premiums and accretion of discounts
         on investments ...............................................      (2,325)         6,277         14,708
      Increase in loans held-for-sale .................................     (36,244)
      Amortization of deferred loan origination fees and costs ........       7,131          2,755          2,508
      Net increase in postretirement benefit obligation ...............       6,979          5,818         42,672
      Net (increase) decrease in trading securities ...................     (97,973)         1,347         (2,734)
      Net (increase) decrease in accrued income receivable ............     (24,378          2,613         (2,528)
      Net (increase) decrease in other assets .........................      (8,640)       (14,519)        12,860
      Net increase (decrease) in interest payable .....................       2,077          6,226         (2,167)
      Net increase (decrease) in current and deferred taxes ...........       1,410         19,620        (42,953)
      Net increase in other liabilities ...............................       6,121          8,187         14,336
                                                                        -----------------------------------------
             Total adjustments ........................................     (21,850)       146,234        152,837
                                                                        -----------------------------------------
             Net cash provided by operating activities ................      124,511       270,983        262,241
                                                                        -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments ............................       44,298         2,422         22,429
  Purchases of investment securities held-to-maturity .................  (11,665,837)   (7,290,753)    (3,935,926)
  Maturities of investment securities held-to-maturity ................   11,754,330     7,671,104      3,887,806
  Sales of investment securities held-to-maturity .....................                     13,555         12,059
  Purchases of investment securities available-for-sale ...............   (1,367,401)     (385,963)      (408,200)
  Maturities of investment securities available-for-sale ..............       86,379        64,297
  Sales of investment securities available-for-sale ...................      286,045       293,712         83,621
  Net disbursements on loans ..........................................   (1,155,497)   (1,435,677)      (691,638)
  Proceeds from sale of loans .........................................      235,716       188,957         21,810
  Acquisition of loan portfolios ......................................      (66,922)      (76,700)      (367,053)
  Assets acquired, net of cash ........................................      (29,189)      (17,557)
  Acquisition of premises and equipment ...............................      (51,318)      (64,709)       (81,945)
  Proceeds from sale of premises and equipment ........................        6,888         8,825         19,026
                                                                        -----------------------------------------
             Net cash used in investing activities ....................   (1,922,508)   (1,028,487)    (1,438,011)
                                                                        -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ............................................      680,847       197,072        112,095
  Net deposits acquired ...............................................      163,504                      237,096
  Net increase in federal funds purchased and
    securities sold under agreements to repurchase ....................      771,382       481,304        286,511
  Net (decrease) increase in other short-term borrowings ..............     (144,028)      (92,932)       457,291
  Proceeds from issuance of notes payable .............................      258,181       205,679        163,801
  Payment of notes payable ............................................          (11)          (10)            (9)
  Payment of subordinated notes .......................................                    (12,000)       (12,000)
  Proceeds from issuance of subordinated notes ........................      125,000
  Dividends paid ......................................................      (44,521)      (37,016)       (27,781)
  Proceeds from issuance of common stock ..............................        3,500         3,196          2,106
  Proceeds from issuance of preferred stock ...........................                     96,690
  Redemption of preferred stock .......................................                    (11,000)
                                                                        -----------------------------------------
             Net cash provided by financing activities ................    1,813,854       830,983      1,219,110
                                                                        -----------------------------------------
Net increase in cash and due from banks ...............................       15,857        73,479         43,340
Cash and due from banks at beginning of period ........................      442,316       368,837        325,497
                                                                        -----------------------------------------
Cash and due from banks at end of period .............................. $    458,173    $  442,316    $   368,837
                                                                        =========================================

  The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES                         BANPONCE CORPORATION
IN STOCKHOLDERS' EQUITY

                                                                                Year ended December 31,
                                                                          ----------------------------------
                                                                            1995        1994        1993
------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)

PREFERRED STOCK:
  Balance at beginning of year ........................................  $  100,000
  Preferred stock issued ..............................................               $  100,000
                                                                         ------------------------------------
            Balance at end of year ....................................     100,000      100,000
                                                                         ------------------------------------
COMMON STOCK:
  Balance at beginning of year ........................................     197,029      196,395    $ 195,929
  Common stock issued under Dividend Reinvestment Plan ..................       663          634          466
                                                                         ------------------------------------
            Balance at end of year ....................................     197,692      197,029      196,395
                                                                         ------------------------------------
SURPLUS:
  Balance at beginning of year ........................................     409,445      386,622      361,982
  Issuance cost of preferred stock ....................................                   (3,310)
  Proceeds from common stock issued under
    Dividend Reinvestment Plan ........................................       2,837        2,562        1,640
  Transfer from retained earnings .....................................      15,000       15,000       11,000
  Transfer from capital reserves ......................................                    8,571       12,000
                                                                         ------------------------------------
             Balance at end of year ...................................     427,282      409,445      386,622
                                                                         ------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year ........................................     272,458      208,607      150,208
  Net income ..........................................................     146,361      124,749      109,404
  Cash dividends declared on common stock .............................     (37,846)     (32,796)     (29,434)
  Cash dividends declared on preferred stock ..........................      (8,350)      (4,245)
  Transfer to capital reserves ........................................      (7,143)      (8,857)     (10,571)
  Transfer to surplus .................................................     (15,000)     (15,000)     (11,000)
                                                                         ------------------------------------
             Balance at end of year ...................................     350,480      272,458      208,607
                                                                         ------------------------------------
UNREALIZED HOLDING GAINS (LOSSES) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES:
  Balance at beginning of year ........................................     (19,366)
  Unrealized holding gains on adoption of change in
    accounting for investment securities, net of deferred taxes .......                   17,104
  Net change in the fair value of investment securities
    available-for-sale, net of deferred taxes .........................      35,609      (36,470)
                                                                         ------------------------------------
             Balance at end of year ...................................      16,243      (19,366)
                                                                         ------------------------------------
CAPITAL RESERVES:
  Balance at beginning of year ........................................      42,857       42,571       44,000
  Transfer from retained earnings .....................................       7,143        8,857       10,571
  Transfer to surplus .................................................                   (8,571)     (12,000)
                                                                         ------------------------------------
             Balance at end of year ...................................      50,000       42,857       42,571
                                                                         ------------------------------------
Total stockholders' equity ............................................  $1,141,697   $1,002,423    $ 834,195


     The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 BANPONCE CORPORATION

-------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   The accounting and reporting policies of BanPonce Corporation (the Corporation) and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of these policies:

CONSOLIDATION

   The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc.; Banco Popular de Puerto Rico (Banco Popular) and its wholly-owned subsidiaries Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc. (second tier subsidiaries) and Equity One, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The preferred stock of Banco Popular, which was redeemed on June 30, 1994, and dividends related thereto have been treated as minority interest in the accompanying consolidated financial statements.

NATURE OF OPERATIONS

   The Corporation is a bank holding company, which provides a wide variety of financial services through its subsidiaries. Banco Popular, the Corporation's principal bank subsidiary, is a full-service commercial bank and Puerto Rico's largest banking institution, with a delivery system of 166 branches throughout Puerto Rico, 30 branches in New York, one in Los Angeles, California, seven branches in the U.S. Virgin Islands and one branch in the British Virgin Islands. Pioneer, another banking subsidiary, operates three branches in the State of Illinois, and Banco Popular, FSB, a federal savings bank, operates six branches in the State of New Jersey.

   In addition, the Corporation offers consumer finance services through its subsidiaries, Equity One, Inc., Popular Mortgage, Inc. and Popular Consumer Services, Inc. Equity One, Inc. is a diversified mortgage and consumer finance company engaged in the business of granting personal and mortgage loans and providing dealer financing through 91 offices located in 26 states in the U.S. mainland. Popular Mortgage is a mortgage loan company with three offices in Puerto Rico operating under the name of Puerto Rico Home Mortgage and Popular Consumer Services, Inc. is a small-loan company with 30 offices in Puerto Rico operating under the name of Best Finance.

   The Corporation is also engaged in the vehicle and equipment leasing business, through its subsidiaries Popular Leasing and Rental, Inc. and Velco, with seven offices in Puerto Rico. The Corporation is also engaged in the business of investment banking and broker/dealer activities through its subsidiary, BP Capital Markets, Inc.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES

   On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows:

  - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and reported at amortized cost.
  - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
  - Debt and equity securities not classified as either securities held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in a separate component of stockholders' equity.

   The Corporation may sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, only as a result of non-recurring, unusual events that could not have been reasonably anticipated.

   The amortization of premiums is deducted and the accretion of discounts is added to interest income based on the interest method over the outstanding period of the related securities. Interest on investment securities is reported as interest income. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than tempo-

-----------------------------------------------------------------------------
rary, if any, on securities available-for-sale are reported separately in the statement of income. The Corporation anticipates prepayments of principal in the calculation of the effective yield and average maturity for collateralized mortgage obligations and mortgage-backed securities.

TRADING SECURITIES

   Derivative financial instruments such as interest rate futures and options contracts and nonderivative instruments utilized by the Corporation in dealing and other trading activities are carried at market value. In conjunction with mortgage banking activities, the Corporation records the securitization of mortgage loans held-for-sale as a sale of mortgage loans and the purchase of a mortgage-backed security classified as a trading security, in accordance with the provisions of SFAS 115. Realized and unrealized changes in market values are recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue and expense arising from trading instruments are included in the income statement as part of net interest income rather than in the trading profit or loss account.

   Securities sold but not yet purchased, which represent the Corporation's obligation to deliver securities sold which were not owned at the time of sale, are recorded at market value.

RISK MANAGEMENT INSTRUMENTS

   The Corporation occasionally uses derivative financial instruments, such as interest rate caps and swaps, in the management of its interest rate exposure, including hedging. These instruments are accounted for primarily on an accrual basis. Income and expenses arising from the instruments are recorded in the category appropriate to the related asset or liability. Gains and losses related to contracts that are effective hedges are deferred to be recognized in income in the same period as gains and losses on the hedged item. Amounts to be paid or received under interest rate swap agreements are recognized as interest income or expense in the periods in which they are realized. Gains and losses on early termination of contracts that modify the characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

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

LOANS

   Loans are stated at the outstanding balance less unearned income and allowance for loan losses. Loan origination fees and costs incurred in the origination of new loans are deferred and amortized using the interest method over the life of the loan as an adjustment to interest yield. Unearned interest on installment loans is recognized as income on a basis which results in approximate level rates of return over the term of the loans.

        Recognition of interest income on commercial and construction loans is discontinued when loans are 60 days or more in arrears on payments of principal or interest or when other factors indicate that collection of principal and interest is doubtful. For lease financing, conventional mortgage loans and closeend consumer loans, interest accrual is ceased when loans are 90 days or more past-due. Loans designated as non-accruing are not returned to an accrual status until interest is received on a current basis and those factors indicative of doubtful collection cease to exist. Close-end consumer loans are charged-off against the allowance for loan losses after becoming 120 days past-due. Open-end (revolving credit) consumer loans are charged-off after becoming 180 days past-due. Income is generally recognized on open-end loans until the loans are charged-off.

ALLOWANCE FOR LOAN LOSSES

   The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio as well as in other creditrelated balance sheet and off-balance sheet financial instruments. This methodology includes the consideration of such factors as economic conditions, portfolio risk characteristics, prior loss experience and results of periodic credit reviews of individual loans.

   The provision for loan losses charged to current operations is based on an evaluation of the risk characteristics of the loan portfolio and the economic conditions. Loan losses are charged and recoveries are credited to the allowance for loan losses.

   On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 114 requires creditors to set up a

--------------------------------------------------------------------------------
valuation allowance with a corresponding charge to the provision for loan losses for loans considered to be impaired. The Corporation has defined impaired loans as all loans with interest and/or principal 90 days or more past-due and other specific loans which based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience. All other loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen it is consistently applied unless there is a significant change in the financial position of the borrower. Cash payments received on impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. However, when management believes the ultimate collectibility of principal is in doubt, interest is then applied to principal.

MORTGAGE BANKING

   Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. Also, the Corporation is required to foreclose on loans in the event of default by the mortgagor, and to make full payment on foreclosed loans. No asset or liability is recorded in the Corporation for mortgages serviced, except for purchased servicing rights, advances to investors and escrow balances. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

   Purchased mortgage servicing rights, an intangible asset, represents the cost of purchasing the contractual right to service loans originated by others. The acquisition cost of purchased mortgage servicing rights is deferred and amortized in proportion to and over the period of the estimated servicing income. Purchased mortgage servicing rights totaled $23,966,000 at December 31, 1995 (1994 - $7,267,000). Loans serviced were $4,610,000,000 at December 31,
1995 (1994 - $2,431,000,000).

PREMISES AND EQUIPMENT

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When assets are disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the operations as realized or incurred, respectively.

OTHER REAL ESTATE

   Other real estate comprises properties acquired through foreclosure proceedings. At foreclosure, the recorded amount of the loan is written-down, if required, to the appraised value of the real estate acquired by charging the allowance for loan losses. Subsequent to foreclosure, the properties are carried at the lower of carrying value or fair value less estimated cost of disposal. Gains or losses on the sale of these properties are credited or charged to expense of operating other real estate. The costs of maintaining and operating such properties are expensed as incurred.

INTANGIBLE ASSETS

        Intangible assets consist of goodwill and other identifiable intangible assets acquired, mainly core deposits and purchased mortgage servicing rights. The values of core deposits, assembled work force and credit customer relationships are amortized using various methods over the periods benefitted, which range from 4 to 10 years. Goodwill represents the excess of the Corporation's cost of purchased operations over the fair value of the net assets acquired and is being amortized on the straight-line basis over periods ranging from 7 to 15 years.

INCOME TAXES

   In accordance with the provisions of SFAS 109, the Corporation uses an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, all expected future events other than future enactments of changes in the tax laws or rates are considered.

EMPLOYEES' RETIREMENT PLANS

   The Corporation has trusteed, non-contributory retirement and related plans covering substantially all full-time employees. Pension costs are computed on the basis of accepted actuarial methods and are charged to current operations. Net pension costs

--------------------------------------------------------------------------------

are based on various actuarial assumptions regarding future experience under the plan, which include costs for services rendered during the period, interest costs and return on plan assets, as well as deferral and amortization of certain items such as actuarial gains or losses. The funding policy is to contribute funds to the plan as necessary to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

OTHER POSTRETIREMENT BENEFIT PLANS

   The Corporation provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of postretirement benefits, which is determined based on actuarial assumptions and estimates of the costs of providing these benefits in the future, is accrued during the years that the employee renders the required service.

EARNINGS PER COMMON SHARE

   Earnings per common share are computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares of the Corporation outstanding during the year.

STATEMENT OF CASH FLOWS

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

RECLASSIFICATIONS

   Certain minor reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the 1995 presentation.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES:

   Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". These statements address the accounting by creditors for impairment of certain loans and require that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the loan's observable market price or, on the fair value of the collateral if the loan is collateral dependent. For the year ended December 31, 1995, no increase in the provision for loan losses was necessary as a result of the impairment measurement.

   Effective January 1, 1994, the Corporation adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, at December 31, 1995, the Corporation had a net unrealized gain on securities available-for-sale, which are carried at market value, of $23,328,000 which was included in stockholders' equity at $16,243,000 net of deferred taxes (1994 - unrealized loss of $26,259,000 or $19,366,000, net of deferred taxes).

   Effective January 1, 1993, the Corporation implemented SFAS 106, "Employers Accounting for Postretirement Benefits other than Pensions" (OPEB). Under SFAS 106 the cost of retiree health care and other postretirement benefits is accrued during the employees' service periods. The Corporation elected to recognize the full transition obligation in 1993, which is the portion of future retiree benefit costs related to service already rendered by both active and retired employees up to the date of adoption, rather than amortizing it over future periods. The cumulative effect of this accounting change resulted in a reduction in the net income for 1993 of $22,736,000, or $0.70 per common share, net of $16,464,000 in deferred taxes.

Effective January 1, 1993, the Corporation adopted SFAS 109, "Accounting for Income Taxes" which superseded SFAS 96. Under SFAS 109, the Corporation recognizes to a greater degree the future tax consequences of events which have been recognized in the financial statements or tax returns. The adjustments to the January 1, 1993 Statement of Condition and Statement of Income to adopt SFAS 109 netted $28,921,000 or $0.89 per common share. This amount is reflected in 1993 net income as part of the cumulative effect of a change in accounting principle. It primarily represents the impact of recognizing deferred tax assets for the benefit of certain credits and loss carryforwards that could not be recognized under SFAS 96.

   In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for fiscal years beginning after December 15, 1995. Management estimates that the adoption of this statement will have no material effect on the Corporation's consolidated financial statements.

-------------------------------------------------------------------------------
     In May 1995, the FASB issued SFAS 122, "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Also, it requires that the mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The statement is effective for fiscal years beginning after December 15, 1995. Management estimates that the adoption of this statement will have no material effect on the consolidated financial statements of the Corporation.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. If this method is not adopted in the financial statements, the results of applying it must, nevertheless, be disclosed. The accounting and disclosure requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Management estimates that the adoption of this statement will have no material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES HELD-TO-MATURITY:

     The amortized cost, gross unrealized gains and losses, approximated market value of investment securities held-to-maturity (or fair value for certain investment securities where no market quotations are available) and related maturities as of December 31, 1995 and 1994 (1993 - only amortized cost is presented) are as follows:




                                                                                                      1995
                                                                       -------------------------------------------------------------
                                                                                                                           Weighted
                                                                       Amortized   Unrealized      Unrealized     Market   average
                                                                         cost         gains           losses       value     yield
                                                                       -------------------------------------------------------------

                                                                                                  (In thousands)
U.S. Treasury securities (average maturity of  1 year and 4 months):
   Within 1 year .............................................         $    301,463    $3,093                       $304,556   7.09%
   After 1 to 5 years ........................................              623,703     5,289                        628,992   6.26
                                                                       ------------------------------------------------------------
                                                                            925,166     8,382                        933,548   6.53
                                                                       ------------------------------------------------------------
Obligations of other U.S. Government agencies and
 corporations (average maturity of 1 year and 6 months):
   After 1 to 5 years ........................................              122,978        27      $1,011            121,994   5.30
                                                                       ------------------------------------------------------------
                                                                            122,978        27       1,011            121,994   5.30
                                                                       ------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-
divisions (average maturity of 3 years and 2 months):
   Within 1 year .............................................              125,983        80          24            126,039   3.67
   After 1 to 5 years ........................................               34,578     1,222          56             35,744   7.56
   After 5 to 10 years .......................................               12,179       982                         13,161   8.51
   After 10 years ............................................               22,455       813                         23,268   9.17
                                                                      -------------------------------------------------------------
                                                                            195,195     3,097          80            198,212   5.29
                                                                       ------------------------------------------------------------

Collateralized mortgage obligations (average maturity
 of 3 years and 1 month):
   Within 1 year .............................................              150,960        85       1,023            150,022   5.11
   After 1 to 5 years ........................................              120,345       316       1,080            119,581   5.57
   After 5 to 10 years .......................................               14,058       153          26             14,185   6.57
   After 10 years ............................................                  109         1                            110   6.35
                                                                      -------------------------------------------------------------
                                                                            285,472       555       2,129            283,898   5.38
                                                                      -------------------------------------------------------------
Mortgage-backed securities (average maturity of 4 years):
   Within 1 year .............................................               11,694       311                         12,005   7.56
   After 1 to 5 years ........................................               32,965       875           2             33,838   7.54
   After 5 to 10 years .......................................               17,877       469           2             18,344   7.48
   After 10 years ............................................                4,111        74          13              4,172   7.15
                                                                      -------------------------------------------------------------
                                                                             66,647     1,729          17             68,359   7.50
                                                                      -------------------------------------------------------------

Equity securities (without contractual maturity) .............               43,558                                   43,558   6.80
                                                                       ------------------------------------------------------------
Other (average maturity of 11 years and 11 months):
   After 1 to 5 years ........................................                6,145        17                          6,162   2.80
   After 5 to 10 years .......................................                4,027                                    4,027   7.90
   After 10 years ............................................                2,156        19                          2,175   5.58
                                                                       ------------------------------------------------------------
                                                                             12,328        36                         12,364   4.95
                                                                       ------------------------------------------------------------
                                                                       $  1,651,344   $13,826      $3,237         $1,661,933   6.13%
                                                                       ============================================================

---------------------------------------------------------------------------------------------------------------------------------

                                                                                           1994                           1993
                                                                  ---------------------------------------------------------------
                                                                                                            Weighted
                                                                  Amortized  Unrealized  Unrealized  Market  average   Amortized
                                                                     cost      gains       losses    value    yield      cost
                                                                  ---------------------------------------------------------------
                                                                                           (In thousands)
U.S. Treasury securities  (average maturity of  1 year
   and 1 month):
   Within 1 year .............................................     $875,346     $17      $11,237   $  864,126  4.74%   $1,597,481
   After 1 to 5 years ........................................      866,363               21,079      845,284  5.60       627,670
                                                                  ---------------------------------------------------------------
                                                                  1,741,709      17       32,316    1,709,410  5.17     2,225,151
                                                                  ---------------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
  (average maturity of 2 years):
   Within 1 year .............................................      111,655      10          167      111,498  5.92       215,355
   After 1 to 5 years ........................................      207,647                8,588      199,059  5.29        65,012
   After 5 to 10 years .......................................        3,525                  152        3,373  6.08            28
   After 10 years ............................................       22,459      16          596       21,879  6.65         8,266
                                                                  ---------------------------------------------------------------
                                                                    345,286      26        9,503      335,809  5.59       288,661
                                                                  ---------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-divisions
 (average maturity of 3 years and 2 months):
   Within 1 year ..............................................     144,588      58           91      144,555  3.53       152,091
   After 1 to 5 years .........................................      37,417     814           93       38,138  7.30        39,170
   After 5 to 10 years ........................................      15,764     479          255       15,988  6.62        24,939
   After 10 years .............................................      21,695     827           32       22,490  8.96        40,474
                                                                  ---------------------------------------------------------------
                                                                    219,464   2,178          471      221,171  4.96       256,674
                                                                  ---------------------------------------------------------------
Collateralized mortgage obligations (average maturity of 1 year and 11 months):
   Within 1 year ..............................................     141,492                4,279      137,213  5.09
   After 1 to 5 years .........................................     278,942               14,454      264,488  5.19
   After 5 to 10 years ........................................      40,348                1,378       38,970  5.94
   After 10 years .............................................       1,000                   23          977  5.17
                                                                  ---------------------------------------------------------------
                                                                    461,782               20,134      441,648  5.22
                                                                  ---------------------------------------------------------------
Mortgage-backed securities (average maturity of 4 years and
 11 months):
   Within 1 year ..............................................      14,676                  893       13,783  6.85
   After 1 to 5 years .........................................      74,712                4,935       69,777  6.36
   After 5 to 10 years ........................................      32,296                2,051       30,245  7.07
   After 10 years .............................................      13,780                1,013       12,767  6.95
                                                                  ---------------------------------------------------------------
                                                                    135,464                8,892      126,572  6.65
                                                                  ---------------------------------------------------------------
Equity securities (without contractual maturity) ..............      40,127                            40,127  6.00
                                                                  ---------------------------------------------------------------
Other (average maturity of 7 years and 7 months):
   Within 1 year ..............................................         250                               250  6.75       228,344
   After 1 to 5 years .........................................       6,145      17                     6,162  2.70       294,378
   After 5 to 10 years ........................................       3,527                             3,527  7.89        23,393
   After 10 years .............................................       2,157      18                     2,175  5.69        13,197
                                                                  ---------------------------------------------------------------
                                                                     12,079      35                    12,114  4.84       559,312
                                                                  ---------------------------------------------------------------
                                                                 $2,955,911  $2,256      $71,316   $2,886,851  5.29%   $3,329,798
                                                                 ================================================================

     The aggregate amortized cost and approximated market value of investment securities held-to-maturity at December 31, 1995, by contractual and estimated maturity, are shown below:

                                        Amortized cost  Market value
                                        ----------------------------
                                                (In thousands)
           Within 1 year .............      $  590,100    $  592,622
           After 1 to 5 years ........         940,714       946,311
           After 5 to 10 years .......          48,141        49,717
           After 10 years ............          28,831        29,725
                                            ------------------------
                Total ................       1,607,786     1,618,375
           Without contractual
             maturity ................          43,558        43,558
                                            ------------------------
           Total investment securities
             held-to-maturity ........      $1,651,344    $1,661,933
                                            ========================

-------------------------------------------------------------------------------
     In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio, to available-for-sale or trading before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. As a result of this window, the Corporation transferred $1,323,000,000 from securities held-to-maturity to available-for-sale. During 1994, investment securities held-to-maturity with an amortized cost of $13,603,000 were called by the issuer or sold due to a significant deterioration in the issuer's creditworthiness. Proceeds from the sale of those securities during 1994 were $13,555,000 (1993 - $12,059,000). Gross realized gains and losses on those sales during 1994 were $189,000 and $237,000, respectively (1993 - $445,000 and  $2,000).

     Investments in obligations that are payable from and secured by the same source of revenue or taxing authority and that exceeded 10 percent of stockholders' equity were as follows:

                                                    Percent of
                                        Amortized  stockholders'   Market
                                          cost        equity       value
                                        ----------------------------------
                                              (Dollars in thousands)
      Issuer:
      Government of Puerto Rico, its
       agencies and instrumentalities:
         December 31, 1995 ...........   $195,065       17%       $198,082
         December 31, 1994 ...........    219,314       22         221,021

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

     The amortized cost, gross unrealized gains and losses, approximated market value of investment securities available-for-sale (or fair value for certain investment securities where no market quotations are available) and related maturities as of December 31, 1995 and 1994 (1993- only amortized cost is presented) are as follows:

                                                                                               1995
                                                                  ----------------------------------------------------------
                                                                                                                    Weighted
                                                                  Amortized    Unrealized   Unrealized  Market      average
                                                                    cost         gains        losses     value       yield
                                                                  ----------------------------------------------------------
                                                                                          (In thousands)
U.S. Treasury securities (average maturity of  1 year):
   Within 1 year ...............................................  $1,399,444     $ 5,996       $318  $1,405,122       6.16%
   After 1 to 5 years ..........................................   1,038,016      11,437        494   1,048,959       5.74
                                                                  --------------------------------------------------------
                                                                   2,437,460      17,433        812   2,454,081       5.98
                                                                  --------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
 (average maturity of 1 year and 11 months):
   Within 1 year ...............................................      62,496         201         20      62,677       6.62
   After 1 to 5 years ..........................................     231,954       1,258         66     233,146       5.72
   After 5 to 10 years .........................................       1,239                      7       1,232       6.23
                                                                  --------------------------------------------------------
                                                                     295,689       1,459         93     297,055       5.91
                                                                  --------------------------------------------------------
Obligations of Puerto Rico, States and political sub-divisions
 (average maturity of 2 years and 10 months):
   Within 1 year ...............................................       7,072          19         13       7,078       6.34
   After 1 to 5 years ..........................................      16,194         238        127      16,305       5.19
   After 5 to 10 years .........................................       3,954         212                  4,166       7.83
                                                                  --------------------------------------------------------
                                                                      27,220         469        140      27,549       5.87
                                                                  --------------------------------------------------------
Collateralized mortgage obligations (average maturity of 2 years and 5 months):
   Within 1 year ...............................................      35,526          33        166      35,393       6.07
   After 1 to 5 years ..........................................      74,829          18        329      74,518       6.35
   After 5 to 10 years .........................................       2,337           2                  2,339       6.43
   After 10 years ..............................................       5,088                              5,088       6.35
                                                                  --------------------------------------------------------
                                                                     117,780          53        495     117,338       6.27
                                                                  --------------------------------------------------------
Mortgage-backed securities (average maturity of 19 years and 5 months):
   Within 1 year ...............................................      11,747           4        159      11,592       5.64
   After 1 to 5 years ..........................................      50,382          19        556      49,845       5.68
   After 5 to 10 years .........................................       7,503                    147       7,356       5.89
   After 10 years ..............................................     199,053         681        547     199,187       6.79
                                                                  --------------------------------------------------------
                                                                     268,685         704      1,409     267,980       6.50
                                                                  --------------------------------------------------------
Equity securities (without contractual maturity) ...............      21,759       6,159                 27,918       2.16
                                                                  --------------------------------------------------------
Other (average maturity of 8 years and 11 months):
   After 5 to 10 years .........................................      10,000                             10,000       8.25
   After 10 years ..............................................       8,053                              8,053       6.90
                                                                  --------------------------------------------------------
                                                                      18,053                             18,053       7.65
                                                                  --------------------------------------------------------
                                                                  $3,186,646     $26,277     $2,949  $3,209,974       6.01%
                                                                  ========================================================

------------------------------------------------------------------------------------------------------------------------------------

                                                                                             1994                           1993
                                                                  ------------------------------------------------------------------
                                                                                                              Weighted
                                                                  Amortized   Unrealized  Unrealized  Market   average     Amortized
                                                                    cost        gains       losses    value     yield       cost
                                                                  ------------------------------------------------------------------
                                                                                             (In thousands)
U.S. Treasury securities (average maturity of 2 years
   and 5 months):
   Within 1 year ...............................................   $ 18,993               $    171  $  18,822      5.19%
   After 1 to 5 years ..........................................    550,606    $   483      20,790    530,299      6.28   $550,021
   After 5 to 10 years .........................................                                                            80,934
                                                                   ---------------------------------------------------------------
                                                                    569,599        483      20,961    549,121      6.25    630,955
                                                                   ---------------------------------------------------------------
Obligations of other U.S. Government agencies and corporations
  (average maturity of 7 years and 1 month):
   Within 1 year ...............................................     73,190          1         443     72,748      6.35     25,000
   After 1 to 5 years ..........................................     82,578                  1,664     80,914      6.79     50,126
   After 10 years ..............................................     16,573                    292     16,281      6.98
                                                                   ---------------------------------------------------------------
                                                                    172,341          1       2,399    169,943      6.62     75,126
                                                                   ---------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-divisions
  (average maturity of 3 years):
   Within 1 year ...............................................      4,710         12           2      4,720      4.50%
   After 1 to 5 years ..........................................     16,886                    684     16,202      4.33
   After 5 to 10 years .........................................      2,472                    136      2,336      6.02
                                                                   ---------------------------------------------------------------
                                                                     24,068         12         822     23,258      4.54
                                                                   ---------------------------------------------------------------
Collateralized mortgage obligations (average maturity of 3 years and 6 months):
   Within 1 year ...............................................      4,356                     76      4,280      6.45
   After 1 to 5 years ..........................................     46,408                    681     45,727      6.87
   After 5 to 10 years .........................................        481                               481      8.75
                                                                   ---------------------------------------------------------------
                                                                     51,245                    757     50,488      6.85
                                                                   ---------------------------------------------------------------
Mortgage-backed securities (average maturity of 7 years
  and 5 months):
   Within 1 year ...............................................      1,339                     15      1,324      6.81
   After 1 to 5 years ..........................................     11,935                    490     11,445      6.34
   After 5 to 10 years .........................................      6,364                    447      5,917      6.21
   After 10 years ..............................................      9,280                    560      8,720      6.77
                                                                   ---------------------------------------------------------------
                                                                     28,918                  1,512     27,406      6.47
                                                                   ---------------------------------------------------------------
Equity secutities (without contractual maturity) ...............     15,407         63         242     15,228      6.62
                                                                   ---------------------------------------------------------------
Other (average maturity of 1 year and 4 months):
   Within 1 year ...............................................         90                                90      6.63
   After 1 to 5 years ..........................................      3,726                    118      3,608      7.74      8,484
   After 10 years ..............................................         91                      7         84      6.07      1,000
                                                                   ---------------------------------------------------------------
                                                                      3,907                    125      3,782      7.68      9,484
                                                                   ---------------------------------------------------------------
                                                                   $865,485      $ 559    $ 26,818  $ 839,226      6.33%  $715,565
                                                                   ===============================================================

     The weighted average yield on investment securities available-for-sale is based on amortized cost, therefore it does not give effect to changes in fair value.

-------------------------------------------------------------------------------

     The aggregate amortized cost and approximated market value of investment securities available-for-sale at December 31, 1995, by contractual and estimated maturity, are shown below:


                                           Amortized     Market
                                              Cost       Value
                                           ----------------------
                                               (In thousands)

              Within 1 year .............  $1,516,285  $1,521,862
              After 1 to 5 years ........   1,411,375   1,422,773
              After 5 to 10 years .......      25,033      25,093
              After 10 years ............     212,194     212,328
                                           ----------------------
                      Total                 3,164,887   3,182,056
              Without contractual
                maturity ................      21,759      27,918
                                           ----------------------
              Total investment securities
                available-for-sale ......  $3,186,646  $3,209,974
                                           ======================



     Proceeds from the sale of investment securities available-for-sale during 1995 were $286,045,000 (1994 - $293,712,000; 1993 - $83,621,000). Gross
realized gains and losses on those sales during the year were $6,284,000 and $916,000, respectively, (1994 - $l,159,000 and $887,000; 1993 - $421,000 and
$0). In computing the realized gains and losses, cost was determined using the specific identification method.

NOTE 5 - PLEDGED ASSETS:

     Investment securities and loans amounting to $2,920,220,000 (1994 - $2,244,617,000; 1993 - $1,917,840,000) are pledged to secure public and trust deposits and securities and mortgages sold under agreements to repurchase.

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

The composition of the loan portfolio at December 31, is as follows:


                                                                 1995        1994
                                                              -----------------------
                                                                  (In thousands)
              Loans secured by real estate:
              Insured or guaranteed by the U.S. Government
                or its agencies ............................  $  151,201  $  133,120
              Guaranteed by the Commonwealth of Puerto Rico       72,853      75,476
              Commercial loans secured by real estate ......     910,673   1,047,155
              Other ........................................   2,261,129   2,067,755
                                                              ----------------------
                                                               3,395,856   3,323,506
              Financial institutions .......................      97,694      68,160
              Commercial, industrial and agricultural ......   1,931,924   1,428,216
              Real estate (construction) ...................     146,430     161,860
              Lease financing ..............................     620,646     553,605
              Individuals - for household, credit cards
                and other consumer expenditures ............   2,470,647   2,199,872
              Other ........................................     220,766     331,735
                                                              ----------------------
                                                              $8,883,963  $8,066,954
                                                              ======================

     As of December 31, 1995, loans on which the accrual of interest income had been discontinued amounted to $144,482,000 (1994 - $94,263,000; 1993 -
$92,814,000). If these loans had been accruing interest, the additional interest income realized would have been approximately $7,135,000 (1994 - $5,441,000; 1993 - $4,992,000). In addition, there are $2,742,000 of renegotiated loans still accruing interest at December 31, 1995 (1994 - $2,982,000; 1993 - $5,643,000). Included in the non-accruing loans as of December 31, 1995 are $14,827,000 (1994 - $12,179,000; 1993 - $16,290,000) in
consumer loans.

As of December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $86,313,000, of which $38,476,000 have a related allowance for possible loan losses of $8,093,000. As of December 31,1995, out of total impaired loans of $86,313,000, approximately $43,218,000 were measured based on the present value of expected future cash flows discounted at the loan's effective rate and $43,095,000 were measured based on the fair value of the collateral. Average

--------------------------------------------------------------------------------
impaired loans for the year ended December 31, 1995 were $90,284,000. The Corporation recognized interest income of $3,187,000 in impaired loans during the year ended December 31, 1995.

     The changes in the allowance for loan losses for the year ended December 31, were as follows:

                                         1995            1994          1993
                                       --------------------------------------
                                                    (In thousands)
      Balance at beginning of year ..  $153,798        $133,437      $110,714
      Reserve for acquired loans ....                     3,473         1,580
      Provision for loan losses .....    64,558          53,788        72,892
      Recoveries ....................    28,744          30,044        25,678
      Loans charged-off .............   (78,707)        (66,944)      (77,427)
                                       --------------------------------------
      Balance at end of year ........  $168,393        $153,798      $133,437
                                       ======================================

NOTE 7 - RELATED PARTY TRANSACTIONS:

     The Corporation grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. The movement and balance of these loans were as follows:


                                        Officers     Directors     Total
                                        ----------------------------------
                                                 (In thousands)
      Balance at January 1, 1994 ....   $ 2,034     $  91,484    $  93,518
      New loans .....................     2,708       307,783      310,491
      Payments ......................      (425)     (267,928)    (268,353)
                                        ----------------------------------
      Balance at December 31, 1994 ..     4,317       131,339      135,656
      New loans .....................       180       258,259      258,439
      Payments ......................    (2,150)     (245,250)    (247,400)
                                        ----------------------------------
      Balance at December 31, 1995 ..   $ 2,347     $ 144,348    $ 146,695
                                        ==================================

     These loans have been consummated on terms no more favorable than those that would have been obtained if the transaction had been with unrelated parties.

NOTE 8 - PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                                 Useful life
                                                   in years     1995      1994
                                                 -------------------------------
                                                              (In thousands)
Land ..........................................               $ 47,196  $ 41,918
                                                              ------------------
Buildings .....................................    15-50       197,747   202,854
Equipment .....................................     3-10       238,547   220,623
Leasehold improvements ........................   Various       50,423    46,288
                                                              ------------------
                                                               486,717   469,765
Less -Accumulated depreciation and amortization                224,543   207,802
                                                              ------------------
                                                               262,174   261,963
                                                              ------------------
Construction in progress ......................                 15,833    20,279
                                                              ------------------
                                                              $325,203  $324,160
                                                              ==================


     Depreciation and amortization of premises and equipment for the year was $44,448,000 (1994 - $38,654,000; 1993 - $28,535,000) of which $9,261,000 (1994
- $8,497,000; 1993 - $7,646,000) was charged to occupancy expense and $35,187,000 (1994 - $30,157,000; 1993 - $20,889,000) was charged to equipment, communications and other operating expenses. Occupancy expense is net of rental income of $15,384,000 (1994 - $15,631,000; 1993 - $14,097,000).

--------------------------------------------------------------------------------
NOTE 9 - DEPOSITS:

Total interest bearing deposits as of December 31, consist of:

                                                                   1995        1994
                                                                ----------------------
                                                                   (In thousands)
                    Savings deposits:
                     Savings accounts ........................  $2,998,529  $2,851,096
                     NOW and money market accounts ...........   1,105,467   1,128,399
                                                                ----------------------
                                                                 4,103,996   3,979,495
                                                                ----------------------
                    Certificates of deposit:
                     Under $100,000 ..........................   1,688,717   1,416,355
                     $100,000 and over .......................   2,062,291   1,667,341
                                                                ----------------------
                                                                 3,751,008   3,083,696
                                                                ----------------------
                                                                $7,855,004  $7,063,191
                                                                ======================

NOTE 10 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
          REPURCHASE:

     The following table summarizes certain information on federal funds purchased and securities sold under agreements to repurchase as of December 31:


                                                                                         1995            1994            1993
                                                                                        --------------------------------------
                                                                                                  (Dollars in thousands)
                      Federal funds purchased ......................................     $  307,506     $  332,700  $    9,100
                      Securities sold under agreements to repurchase ...............      2,693,372      1,105,338     942,633
                                                                                        --------------------------------------
                      Total amount outstanding.......................................    $3,000,878     $1,438,038  $  951,733
                                                                                         =====================================
                      Maximum aggregate balance outstanding at any
                        month-end....................................................    $3,000,878     $1,444,148  $1,108,578
                                                                                         =====================================
                      Average aggregate balance outstanding..........................    $2,016,273     $1,120,762  $  832,651
                                                                                         =====================================
                      Weighted average interest rate:
                        For the year.................................................          5.43%          3.81%       2.77%
                        At December 31 ..............................................          5.61           5.27        2.91

NOTE 11 - OTHER SHORT-TERM BORROWINGS:

Other short-term borrowings as of December 31, consist of:

                                                                                                                  1995        1994
                                                                                                                --------------------
                                                                                                                  (In thousands)
        Advances under revolving lines of credit amounting to $214,000,000 (1994 -
         $224,000,000) with fixed interest rates ranging from 6.85% to 7.41%
         (1994 - floating rates ranging from 5.25% to 6.38%). ...............................................   $ 34,600    $153,100

        Advances under revolving line of credit amounting to $293,000,000 with floating
         interest rates ranging from 5.88% to 6.44%. ........................................................     34,400

        Term federal funds purchased with maturities until June 1995 at rates ranging
         from 6.13% to 6.19%. ...............................................................................                175,000

        Commercial paper with various maturities until June 1996 at rates ranging from
         5.55% to 6.44% (1994 - 5.10% to 7.00%). ............................................................    174,728     150,023

        Term notes maturing in 1996, paying quarterly interest at 0.45% (1994 - 0.19%
         to 0.63%) over the 3 month LIBOR rate (LIBOR rate at December 31, 1995
         was 5.63%; 1994 - 6.50%). ..........................................................................     14,984      49,983

        Term notes maturing in 1996, paying quarterly interest rates ranging from 0.10%
         to 0.125% over the 3 month LIBOR rate (LIBOR rate at December 31, 1995
         was 5.63%). ........................................................................................     85,000

        Term notes due in 1996 paying semiannual interest at fixed rates ranging from
          5.17% to 7.70% (1994 - 5.25%  to 7.85%) ...........................................................     84,946      24,994

        Term notes due on July 20, 1995, paying interest on due date at a fixed rate of 6.25% ...............                  9,990

        Term notes due in August 1995, paying quarterly interest at the one month LIBOR
          rate (LIBOR rate at December 31, 1994 was 6.50%). .................................................                 10,000

        Securities sold short ...............................................................................     25,444

        Others ..............................................................................................        605         751
                                                                                                                --------------------
                                                                                                                $454,707    $573,841
                                                                                                                ====================

--------------------------------------------------------------------------------
     The weighted average interest rate of other short-term borrowings at December 31, 1995 was 5.53% (1994 - 4.83%; 1993 - 3.40%). The maximum aggregate balance outstanding at any month-end was approximately $773,366,000 (1994 - $869,505,000; 1993 - $695,314,000). The average aggregate balance outstanding during the year was approximately $529,111,000 (1994 -
$738,005,000; 1993 -$527,523,000). The weighted average interest rate during the year was 6.05% (1994 - 4.75%; 1993 - 3.66%).

NOTE 12 - NOTES PAYABLE:

     Notes payable outstanding at December 31, consist of the following:

                                                                                                1995      1994
                                                                                              -----------------
                                                                                                (In thousands)

                Term notes with maturities ranging from 1997 through 2003 paying semiannual interest at fixed rates ranging from 5.33% to 8.41%
                 (1994 - 5.17% to 8.41%). ..................................................  $367,492  $300,188

                Term notes with maturities ranging from 1997 through 2000 paying quarterly interest at rates ranging from 0.125% to 0.75% (1994 - 0.35% to 0.75%) over the 3 month LIBOR rate and 3 month US Treasury Bill rate (LIBOR and
                 US Treasury Bill rates at December 31, 1995 were 5.63% and 5.08%;
                 1994 - 6.50% and 5.69%, respectively). ....................................   254,146    99,736

                Promissory notes maturing in 1998 with fixed interest rates ranging from
                 4.51% to 5.50%. ...........................................................    83,700    59,500

                Term notes maturing in 1998 paying monthly interest at LIBOR less 3 basis
                 points with a quarterly reset of the interest rate payable. ...............    25,000

                Mortgage notes and other debt with varying rates and terms. ................        90       100
                                                                                              ------------------
                                                                                              $730,428  $459,524
                                                                                              ==================


NOTE 13 - SENIOR DEBENTURES:

     Senior debentures at December 31, 1995 consist of a $30,000,000 obligation issued by the Corporation due in January 1997 with interest at a fixed rate of 8.25%.

     The senior debentures contain various covenants which, among others, restrict the payment of dividends. These debentures prohibit the Corporation from paying dividends or making any other distributions with respect to the Corporation's common stock if such aggregate distribution exceeds $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default has ocurred and is continuing.

NOTE 14 - SUBORDINATED NOTES:

     Subordinated notes at December 31, consist of the following:

                                                                                                      1995     1994
                                                                                                    -----------------
                                                                                                      (In thousands)
                Subordinated notes issued by the Corporation on December 12, 1995, maturing
                 on December 15, 2005, with interest payable semi-annually at 6.75% ........        $125,000
                                                                                                    -----------------
                Subordinated notes issued by Banco Popular on March 29, 1989 maturing on
                 June 15, 1996, with interest payable quarterly and consisting of:
                  8.875% Fixed Rate Notes Series A .........................................          15,000  $15,000
                  8.6875% Fixed Rate Note Series B .........................................          15,000   15,000
                  Floating Rate Notes Series A with interest payable at 88% of LIBID rate ..          19,000   19,000
                  Floating Rate Notes Series B with interest payable at 86% of LIBID rate ..           1,000    1,000
                                                                                                    -----------------
                                                                                                      50,000   50,000
                                                                                                    -----------------
                                                                                                    $175,000  $50,000
                                                                                                    =================


     At December 31, 1995, the LIBID rate was  5.56% (1994 - 6.44%).

     On September 27, 1995, the Corporation filed and had ordered effective a "shelf" registration with the Securities and Exchange Commission which registered $1 billion in either senior or subordinated notes, or shares of preferred stock. Under this "shelf" registration, the Corporation issued $125,000,000 in subordinated notes on December 12, 1995. These notes are unsecured subordinated obligations which are subordinated in right of payment to the prior payment in full of all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

--------------------------------------------------------------------------------
     The notes issued by Banco Popular are subordinated to the rights of Banco Popular depositors and other creditors and require Banco Popular to set aside from retained earnings an amount equal to the principal payment on each note to be used solely to increase capital. The capital reserve account was established to comply with the requirements of the subordinated notes. At the notes repayment date the balance in capital reserves is transferred to the surplus account. Banco Popular transferred to capital reserves from the retained earnings account $7,143,000 during 1995 (1994 - $8,857,000 and 1993 -
$10,571,000) as a result of this requirement. In addition, during 1994 and 1993, $8,571,000 and $12,000,000 were transferred from capital reserves to surplus upon prepayment of the 8.50% and 7.95% notes originally maturing in 1996 and 1994, respectively.

NOTE 15 - LONG-TERM DEBT MATURITY REQUIREMENTS:

     The aggregate amounts of maturities of notes payable, senior debentures and subordinated notes are as follows:


                                           Notes      Senior      Subordinated
           Year                           payable   debentures        notes     Total
           ----------------------------------------------------------------------------
                                                        (In thousands)

           1996 .......................   $     12                 $  50,000   $ 50,012
           1997 .......................    327,135     $30,000                  357,135
           1998 .......................    164,207                              164,207
           1999 .......................     51,039                               51,039
           2000 .......................    134,854                              134,854
           Later years ................     53,181                   125,000    178,181
                                          ---------------------------------------------
               Total...................   $730,428     $30,000      $175,000   $935,428
                                          =============================================


NOTE 16 - PREFERRED STOCK OF BANCO POPULAR:

     Banco Popular has 200,000 shares of authorized preferred stock with a par value of $100. This stock may be issued in series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On June 30, 1994, Banco Popular redeemed at par value the 110,000 outstanding shares of Treasury Indexed Preferred Stock Series A (TIPS).

NOTE 17 - STOCKHOLDERS' EQUITY:

     The Corporation has a dividend reinvestment plan under which stockholders may reinvest their quarterly dividends in shares of common stock at a 5% discount from the market price at the time of issuance. During 1995, 110,508 shares (1994 - 105,706; 1993 - 77,559), equivalent to $3,500,000 (1994 -
$3,196,000; 1993 - $2,106,000) in additional equity, were issued under the plan.

     On December 15, 1994, the Board of Directors of the Corporation approved a stock repurchase program which allows the Corporation to repurchase in the open market, at such times and prices as market conditions shall warrant, up to one million shares of its outstanding common stock. No stock has been repurchased under this program.

     The Corporation has 10,000,000 shares of authorized preferred stock with no par value. This stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. On June 27, 1994, the Corporation issued 4,000,000 shares of Series A preferred stock. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. The redemption price per share is $26.25 from June 30, 1998 thru June 29, 1999, $26.00 from June 30, 1999 thru June 29, 2000, $25.75 from June 30, 2000 thru June 29, 2001, $25.50 from June 30, 2001 thru June 29, 2002 and $25.00 from June 30, 2002 and thereafter. Dividends on the Series A preferred stock are non-cumulative and are payable monthly at the annual rate of 8.35% of the liquidation preference of $25.00 per share, or $0.173958 per share per month.

     The Corporation's average number of common shares outstanding used in the computation of net income per common share was 32,908,150 (1994 - 32,798,243; 1993 - 32,701,236). During the year cash dividends of $1.15 (1994 - $1.00 and
1993 - $0.90) per common share outstanding amounting to $37,846,000 (1994 - $32,796,000 ; 1993 - $29,434,000) were declared. In addition, dividends declared on preferred stock for the year amounted to $8,350,000 (1994 - $4,245,000).

--------------------------------------------------------------------------------
NOTE 18 - INTEREST ON INVESTMENTS:

Interest on investments consisted of the following:

                                                                           1995            1994           1993
                                                                         ----------------------------------------
                                                                                     (In thousands)
                 Money market investments:
                  Federal funds sold and securities and mortgages
                   purchased under agreements to resell ...............  $ 22,823        $  4,858        $  4,115
                  Time deposits with other banks ......................       165             300           2,259
                  Other ...............................................        89              28              60
                                                                         ----------------------------------------
                                                                         $ 23,077        $  5,186        $  6,434
                                                                         ========================================
                 Investment securities:
                  U.S. Treasury securities ............................  $167,657        $136,178        $163,209
                  Obligations of other U.S. Government agencies and
                   corporations .......................................    35,697          29,088          14,622
                  Obligations of Puerto Rico, States and political sub-
                   divisions ..........................................    12,948          12,132          11,605
                  Collateralized mortgage obligations .................    26,435          24,525          23,516
                  Mortgage-backed securities ..........................    10,892           9,485
                  Other ...............................................     6,312           3,203           2,992
                                                                         ----------------------------------------
                                                                         $259,941        $214,611        $215,944
                                                                         ========================================


     Interest income on investment securities for the year ended December 31, 1995 includes tax exempt interest of $202,209,000 (1994 - $175,795,000; 1993
- $189,438,000).

NOTE 19 - EMPLOYEE BENEFITS:

     All regular employees of Banco Popular are covered by a non-contributory defined benefit pension plan. Pension benefits begin to vest after five years of service and are based on age, years of credited service and final average compensation, as defined. At December 31, 1995, plan assets consist primarily of U.S. Government obligations, high grade corporate bonds and listed stocks, including 1,418,215 shares (1994 - 1,418,215) of the Corporation with a market value of approximately $54,956,000 (1994 - $39,887,000). Dividends paid on shares of the Corporation held by the plan during 1995 amounted to $1,560,000 (1994 - $1,418,000).

     The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements at December 31:


                                                                                 1995        1994
                                                                              ---------------------
                                                                                 (In thousands)
                      Actuarial present value of benefit obligations:
                       Vested benefits .....................................  ($189,593)  ($139,830)
                       Non-vested benefits .................................     (7,283)    ( 5,994)
                                                                              ---------------------
                       Accumulated benefit obligation ......................   (196,876)   (145,824)

                       Effect of projected future compensation levels ......    (33,578)    (21,365)
                                                                              ---------------------
                       Projected benefit obligation ........................   (230,454)   (167,189)
                      Plan assets at fair market value consisting primarily
                       of U.S. Government obligations, high grade
                       corporate bonds and listed stocks ...................     228,115    189,552
                                                                              ---------------------
                      Plan assets (less than) in excess of projected
                       benefit obligation ..................................      (2,339)    22,363
                      Unrecognized net loss from past experience different
                       from that assumed and effect of changes in
                       assumptions .........................................      26,673     10,710
                      Unrecognized prior service cost ......................      (2,866)    (3,112)
                      Unrecognized initial net assets ......................     (23,007)   (25,468)
                                                                              ---------------------
                      (Accrued) prepaid pension cost .......................  $   (1,539) $   4,493
                                                                              =====================

--------------------------------------------------------------------------------

     Net pension cost for the year ended December 31, included the following components:

                                                                              1995            1994             1993
                                                                           ------------------------------------------
                                                                                          (In thousands)
                Service costs - benefits earned during the period ..       $   6,791          $ 8,359         $ 7,563
                Interest cost on projected benefit obligation ......          14,798           13,627          12,454
                Actual (return) loss on plan assets ................         (48,665)           6,384         (15,404)
                Net amortization and deferral ......................          29,257          (27,066)         (4,553)
                                                                           ------------------------------------------
                  Net pension costs ................................           2,181            1,304              60
                Cost of early retirement window ....................           3,851
                                                                           ------------------------------------------
                 Total pension cost ................................       $   6,032          $ 1,304         $    60
                                                                           ==========================================


     At December 31, 1995, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% (1994 - 8.75%; 1993
- 7.50%) and the rate of increase in future compensation levels was 4% plus a merit component ranging from 0.5% to 4.5% (1994 - 4.5%; 1993 - 5.5%). The expected long-term rate of return on assets used in the computation was 9% for 1995, 1994 and 1993.

     In 1995, Banco Popular implemented a voluntary early retirement plan (window) for employees meeting certain eligibility requirements. The plan was available from January 1, 1995 until May 1, 1995 and had a total cost of $4,539,000, which is included in the total pension and postretirement benefit costs.

     In addition, the Corporation provides defined contributory retirement and savings plans pursuant to sections 165(e) and 401(k) of the Puerto Rico Tax Code and the Internal Revenue Code, respectively, for substantially all the employees of BP Capital, Equity One, Pioneer, Popular Consumer, Popular Leasing, Popular Mortgage and Velco. Employer's contributions are determined based on specific provisions of each plan. The cost of providing this benefit in 1995 was $1,247,000 (1994 - $558,000; 1993 - $214,000).

     The Corporation also established in 1995 a contributory savings plan available to employees of Banco Popular. Employees are fully vested in the employer's contribution after seven years of service. The Corporation's matching contributions are invested in shares of the Corporation. Total savings plan expense was $621,000 in 1995. The savings plan held 70,485 shares of common stock of the Corporation with a market value of approximately $2,731,000 at December 31, 1995.

     Effective January 1, 1995, the pension plan of Velco and Banco Popular's subsidiaries, Popular Leasing and Popular Consumer was replaced by defined contribution retirement and savings plans. The pension plan was frozen effective December 31, 1994, and employees with vested benefits will be entitled to those benefits based on the terms of the plan.

     In addition to providing pension benefits, Banco Popular provides certain health care benefits for retired employees. Substantially all of the employees of Banco Popular who are eligible to retire under the pension plan, and provided they reach retirement age while working for Banco Popular, may become eligible for these benefits. The actual disbursement for providing these benefits during 1995 amounted to approximately $2,152,000 (1994 - $2,072,000; 1993 - $1,770,000).

     The components of net postretirement benefit cost for the year ended December 31, are as follows:

                                                        1995      1994      1993
                                                      ----------------------------
                                                              (In thousands)
Service costs - benefits attributable to service
 during the period ...............................     $2,658     $3,028    $2,054
Interest cost on accumulated postretirement
 benefit obligation ..............................      5,435      4,277     3,163
Net amortization and deferral ....................        597        585
                                                       ---------------------------
 Net postretirement benefit cost .................      8,690      7,890     5,217
Cost of early retirement window ..................        688
                                                       ---------------------------
 Total postretirement benefit cost ...............     $9,378     $7,890    $5,217
                                                       ===========================

--------------------------------------------------------------------------------
    The status of the Corporation's unfunded postretirement benefit plan at December 31, as follows:

                                                                             1995       1994
                                                                           --------------------
                                                                              (In thousands)
                  Actuarial present value of expected postretirement
                   benefit obligation:
                       Retirees .........................................   ($23,419)  ($21,470)

                       Fully eligible active plan participants ..........    (16,507)   (11,359)

                        Other active plan participants ..................    (45,745)   (31,592)
                                                                            -------------------
                     Accumulated postretirement benefit obligation ......    (85,671)   (64,421)
                     Unrecognized net loss from past experience different
                      from that assumed and effects of changes in
                      assumptions .......................................     24,226      9,685
                     Unrecognized prior service cost ....................      5,811      6,246
                                                                            -------------------
                      Accrued postretirement benefit cost ...............   ($55,634)  ($48,490)
                                                                            ===================



     The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995 was 7.25% (1994 - 8.75%).

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1995 was 12%, gradually decreasing to 5% by the year 2001 and remaining at that level thereafter. A one-percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $14,650,000 and the sum of the service and interest cost in 1995 by $1,421,000.

     Banco Popular also has a profit sharing plan covering substantially all regular employees. Annual contributions are determined based on the bank's profitability ratios, as defined in the plan, and are deposited in trust. Profit sharing expense for the year amounted to $19,577,000 (1994 - $19,967,000; 1993 - $20,594,000). Effective January 1, 1994, the profit sharing plan was amended to include as part of Banco Popular's annual contribution, the forfeitures allocated to participant employees.

     Also, Banco Popular established in 1994 two new non-qualified plans: a long-term incentive plan for senior management and a Puerto Rico benefit restoration plan. The latter is an unfunded supplementary pension and profit sharing plan for those employees whose compensation exceeds the limits established by ERISA.

     The following table sets forth the amounts recognized in the consolidated financial statements at December 31, for the benefit restoration plan:


                                                                           1995      1994
                                                                         ------------------
                                                                          (In thousands)
                 Actuarial present value of  benefit obligations:
                  Vested benefits ....................................     ($83)      ($97)
                  Non-vested benefits ................................       (1)       (24)
                                                                         -----------------
                  Accumulated benefit obligation .....................      (84)      (121)
                 Effect of projected future compensation levels ......   (1,130)      (614)
                                                                         -----------------
                  Projected benefit obligation .......................   (1,214)      (735)
                 Unrecognized net loss (gain) from past experience
                  different from that assumed and effect of changes in
                  assumptions ........................................      164       (136)
                 Unrecognized prior service cost .....................      678        730
                                                                         -----------------
                  Accrued pension cost ...............................    ($372)     ($141)
                                                                         =================

   Net supplementary pension cost for the year ended December 31, included the following components:

                                                                              1995       1994
                                                                             -----------------
                                                                              (In thousands)
                 Service costs - benefits earned during the period ...       $109         $ 62
                 Interest cost on projected benefit obligation .......         69           43
                 Net amortization and deferral .......................         53           36
                                                                             -----------------
                  Net pension cost ...................................       $231         $141
                                                                             =================

--------------------------------------------------------------------------------

NOTE 20 - RENTAL EXPENSE AND COMMITMENTS:

         At December 31, 1995, the Corporation was obligated under a number of non-cancelable leases for land, buildings, and equipment which require rentals (net of related sublease rentals) as follows:

                                                                     Minimum         Sublease
                     Year                                            payments         rentals        Net
                     -------------------------------------------------------------------------------------
                                                                                  (In thousands)
                     1996   ...................................      $ 10,990         $  821      $ 10,169
                     1997   ...................................         9,542            792         8,750
                     1998   ...................................         8,354            663         7,691
                     1999   ...................................         7,267            477         6,790
                     2000   ...................................         6,219            350         5,869
                     Later years  .............................        32,990          1,741        31,249
                                                                     -------------------------------------
                                                                     $ 75,362         $4,844      $ 70,518
                                                                     =====================================


         Total rental expense for the year ended December 31, 1995 was $18,037,000 (1994 - $16,705,000; 1993 - $14,480,000).

NOTE 21 - INCOME TAX

    The Corporation provides for income taxes based on the provisions of SFAS 109, "Accounting for Income Taxes", since January 1, 1993. The cumulative effect of the change in accounting for income taxes that resulted from the adoption of SFAS 109, was reported in the Consolidated Statement of Income for the year ended December 31, 1993.

    According to SFAS 109, deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    In October 1994, a Tax Reform Act was enacted in Puerto Rico. In general terms, the Tax Reform is effective for taxable years beginning after June 30, 1995. Among its provisions, the Act reduces the maximum tax rate for corporations from 42% to 39%. The deferred taxes of the Corporation were adjusted accordingly, to reflect this tax rate reduction on those temporary differences and tax attributes that are expected to reverse or settle on or after January 1, 1996. The Act also repeals the reserve method for determining losses on loans and requires the taxpayer to use the direct charge-off method and recapture into income for tax purposes over a four-year period the reserve balance at December 31, 1995. As a result, the Corporation will be required to pay $14,835,000 annually over the next four years, and to recognize a deferred tax asset for the temporary difference that will be created.

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at December 31, are as follows:

                                                                        1995                    1994
                                                                       -------------------------------
                                                                             (In thousands)
                     Deferred tax assets:
                       Alternative minimum tax credits
                         available for carryforward and
                         other credits.........................        $26,613                 $34,045
                       Net operating loss carryforwards
                         available.............................          1,418                     129
                       Postretirement benefit obligation
                         (other than pensions)  ...............         21,708                  19,079
                       Other temporary differences  ...........         16,745                  15,867
                                                                       -------------------------------
                     Total gross deferred tax assets  .........         66,484                  69,120
                                                                       -------------------------------
                     Deferred tax liabilities:
                       Differences between the assigned
                         values and the tax bases of the
                         assets and liabilities recognized in
                         purchase business combinations .......         19,477                  36,663
                       Other temporary differences  ...........         13,049                   5,439
                                                                       -------------------------------
                     Total gross deferred tax liabilities   ...         32,526                  42,102
                                                                       -------------------------------
                     Valuation allowance  .....................          1,788
                                                                       -------------------------------
                     Net deferred tax asset   .................        $32,170                 $27,018
                                                                       ===============================


-----------------------------------------------------------------------------

    At December 31, 1995, the Corporation had $684,000 in alternative minimum tax (AMT) credits that can be carried forward indefinitely to reduce the regular income tax liability in future years. The Corporation also had $25,929,000 in other credits expiring in annual installments through year 2014 that will also reduce the regular income tax liability in future years. During 1995, the Corporation used AMT and other credits totaling $7,432,000 (1994 - $16,126,000) to reduce its regular tax liability. The Corporation also had, at the end of 1995, $3,636,000 in net operating losses (NOL) available to carry over to offset taxable income in future years. These NOLs are available to carryforward until year 2000. During 1995, the Corporation used NOL carryforwards amounting to $308,000 to reduce its regular taxable income. Other temporary differences included as deferred assets are mainly due to the temporary differences arising from the deferral of loan origination costs and commissions as required by SFAS 91.

    In accordance with SFAS 109, a deferred tax liability was created on differences between the assigned values and the tax bases of assets and liabilities related with purchase business combinations and for other temporary differences.

    Under the Puerto Rico Income Tax Law, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. Until December 31, 1995, dividends received by the Corporation from its subsidiaries (net of an 85% dividend received deduction allowed by the former Puerto Rico Income Tax Law) were subject to Puerto Rico income tax at the normal corporate tax rates. Technical amendments to the Puerto Rico Income Tax Reform provide a 100% dividend received deduction, effective on January 1, 1996. In 1994 and 1993, the Corporation did not recognize a deferred tax liability on the unremitted earnings of domestic subsidiaries since the Puerto Rico Income Tax Law provided certain alternatives to remit those earnings to the Corporation on a tax-free basis.

    A valuation allowance of $1,788,000 is reflected in 1995, related to deferred tax assets arising from NOL carryforwards and temporary differences for which the Corporation could not determine the likelihood of its realizability. Based on the information available, the Corporation expects to fully realize all other items comprising the net deferred tax as of December 31, 1995.

    The components of income tax expense for the years ended December 31, are summarized below. Included in these amounts are income taxes related to the gain on securities transactions of $1,981,000 in 1995 (1994 - $64,000; 1993 -
$363,000).

                                                                       1995           1994             1993
                                                                     -----------------------------------------
                                                                                  (In thousands)
                     Current income tax expense:
                       Puerto Rico  ...........................       $58,067        $31,461          $20,031
                       Federal and States   ...................         9,624          6,235            2,987
                                                                      -----------------------------------------
                           Subtotal ...........................        67,691         37,696           23,018
                                                                      -----------------------------------------
                     Deferred income tax expense (benefit):
                       Puerto Rico  ...........................        (9,501)        11,606            6,090
                        Federal and States  ...................         1,006           (759)            (957)
                        Adjustment for enacted changes in
                          income tax laws .....................           573          1,500
                                                                      ----------------------------------------
                         Subtotal   ...........................        (7,922)        12,347            5,133
                                                                      ----------------------------------------
                        Total income tax expense  .............       $59,769        $50,043          $28,151
                                                                      ========================================



    The reasons for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory rate were as follows:

                                                      1995                       1994                    1993
                                              ------------------------------------------------------------------------
                                                          % of pre-tax             % of pre-tax           % of pre-tax
                                              Amount         income      Amount       income     Amount       income
                                              ------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Computed income tax at statutory rate .....   $86,574          42%     $73,574         42%       $55,499          42%
Benefits of net tax exempt interest income.   (24,604)        (12)     (25,297)       (14)       (30,852)        (23)
Federal and States taxes  .................    10,630           5        5,476          3          2,230           1
Others  ...................................   (12,831)         (6)      (3,710)        (2)         1,274           1
                                              -----------------------------------------------------------------------
Income tax expense  .......................   $59,769          29%     $50,043         29%       $28,151          21%
                                              =======================================================================


                 The statutory rate of 42% is the actual rate for most of the Corporation's income before income tax. Other statutory rates range from 35% to 42%. The provision for income tax has been reduced principally as a result of the elimination from the determination of taxable income of interest income from exempt securities, net of related expenses, for Puerto Rico income tax purposes.

-------------------------------------------------------------------------------

        The Corporation's federal income tax provision for 1995 was $9,265,000 (1994 - $4,297,000, 1993 -$2,230,000).

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

    The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to interest rates. These financial instruments include loan commitments, letters of credit, standby letters of credit, futures contracts, options on futures contracts, interest rate swaps and caps and foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. The contract or notional amounts of these instruments, which are not included in the statement of condition, are an indicator of the Corporation's activities in particular classes of financial instruments.

    The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as it does for those reflected on the balance sheet. The derivative financial instruments are discussed in Note 24.

    Financial instruments with off-balance sheet risk at December 31, whose contract amounts represent potential credit risk are as follows:

                                                                      1995           1994
                                                                   -------------------------
                                                                         (In thousands)
                     Commitments to extend credit:
                       Credit card lines  .....................    $  846,732     $  741,145
                       Commercial lines of credit .............     1,105,219      1,122,125
                       Home equity lines  .....................        11,898
                     Commercial letters of credit   ...........        19,012         13,353
                     Standby letters of credit  ...............       119,983         76,876
                     Commitments to purchase consumer loans ...        69,539

    Contractual commitments to extend credit are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. To extend credit the Corporation evaluates each customer's creditworthiness. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterpart. Collateral held varies but may include cash, accounts receivable, inventory, property, plant and equipment and investment securities, among others.

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

    The Corporation entered into a commitment to purchase up to $100,000,000 of auto loans from another institution on or before December 31, 1996. The purchased auto loans will continue to be serviced by the originating institution. Approximately every five months, the purchased auto loans will be sold by the Corporation to a grantor trust. As of December 31, 1995, outstanding loans totalled $30,461,000 and are classified as loans held-for-sale.

    A geographic concentration exists within the Corporation's loan portfolio since most of its business activity is with customers located in Puerto Rico. As of December 31, 1995, the Corporation had no significant concentrations of credit risk and no significant exposure to highly leveraged transactions in its loan portfolio.

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

-------------------------------------------------------------------------------

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

    The fair values reflected herein have been determined based on the prevailing interest rate environment as of December 31, 1995 and 1994, respectively. In different interest rate environments, fair value results can differ significantly, especially for certain fixed rate financial instruments and nonaccrual assets. In addition, the fair values presented do not attempt to estimate the value of the Corporation's fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation's value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

    The estimated fair values of the Corporation's financial instruments, their carrying value and the methodologies used to estimate fair values are presented below.

Short-term financial instruments:

    Short-term financial instruments, both assets and liabilities, have been valued at their carrying amounts as reflected in the Corporation's Consolidated Statement of Condition. For these financial instruments, the carrying value may approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization. Included in this category are: cash and due from banks, federal funds sold and securities and mortgages purchased under agreements to resell, time deposits with other banks, bankers' acceptances, customers' liabilities on acceptances, accrued interest receivable, securities sold under agreements to repurchase, acceptances outstanding and accrued interest payable.

Investment and trading securities:

    Investment and trading securities are financial instruments which trade regularly on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes, where available, or quoted market prices of financial instruments with similar characteristics. The fair value of investment securities available-for-sale and trading securities equals its carrying value since they are marked-to-market for accounting purposes. These instruments are detailed in the Statement of Condition and in notes 3, 4 and 24.

Loans held-for-sale:

    Estimated fair value of loans held-for-sale as of December 31, 1995, was $124,877,000 (1994 - $10,600,000) based on secondary market prices.

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

    Commercial loans with fixed rates were segregated in commercial real estate, cash collateral and other. Consumer loans were segregated by type such as personal, auto, boat, student, credit cards, reserve lines and home equity loans. Personal loans were further subdivided in mortgage-guaranteed, cash collateral and unsecured. The fair values of fixed-rate commercial, construction and consumer loans were estimated by discounting scheduled cash flows using prevailing market rates for those loans. For non-accruing loans, the estimated fair values were based on the discounted value of estimated cash flows. For these loans, principal-only cash flows were adjusted to reflect projected charge-offs. Interest cash flows were determined based on historical collection experience. Residential mortgage loans were valued using quoted market prices, where available, and market prices of similar traded loans with similar credit ratings, interest rates and maturity dates adjusted for estimated prepayments.

Generally accepted accounting principles do not require, nor the Corporation has performed, a fair valuation of its lease financing portfolio. Therefore, for presentation purposes only, leases are shown with fair value equal to carrying value.

--------------------------------------------------------------------------------------------------
                                                1995                              1994
                                   ---------------------------------------------------------------
                                                      Estimated                        Estimated
                                   Carrying value    fair value      Carrying value    fair value
                                   ---------------------------------------------------------------
                                                           (In thousands)
Commercial ...................      $3,210,975        $3,216,906      $2,893,534        $2,794,659
Construction .................         209,891           205,525         161,265           160,616
Lease financing ..............         498,750           498,750         448,236           448,236
Mortgage .....................       2,320,786         2,350,543       2,167,467         2,092,390
Consumer
(including credit cards) .....       2,324,276         2,264,492       2,100,531         2,048,821
Less: Allowance for
      loan losses ............         168,393                           153,798
                                    --------------------------------------------------------------
                                    $8,396,285        $8,536,216      $7,617,235        $7,544,722
                                    ==============================================================

Deposits:

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, which at December 31, 1995 and 1994, comprised 62% and 65.8% respectively, of the Corporation's total deposits is equal to the amount payable on demand as of the respective dates. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered at December 31, 1995 and 1994, respectively, for deposits with similar remaining maturities.


                                                  1995                              1994
                                    ----------------------------------------------------------------
                                                        Estimated                         Estimated
                                    Carrying value      fair value     Carrying value     fair value
                                    ----------------------------------------------------------------
                                                             (In thousands)
Non interest bearing deposits ..      $2,021,658        $2,021,658      $1,949,244        $1,949,244
Savings accounts ...............       2,998,529         2,998,529       2,851,096         2,851,096
NOW and money market
 accounts ......................       1,105,467         1,105,467       1,128,399         1,128,399
Certificates of deposit ........       3,751,008         3,795,430       3,083,696         3,083,253
                                      --------------------------------------------------------------
                                      $9,876,662        $9,921,084      $9,012,435        $9,011,992
                                      ==============================================================

Borrowings and long-term debt:

     Borrowings and long-term debt, which include other short-term borrowings, notes payable, senior debentures and subordinated notes, were valued using quoted market rates for similar instruments at December 31, 1995 and 1994, respectively. Included within other short-term borrowings at December 31, 1995, are $174,728,000 (1994 - $150,023,000) in commercial paper issued by the Corporation which has been valued at its carrying amount because of the relatively short period of time between its origination and maturity.


                                                  1995                               1994
                                   ------------------------------------------------------------------
                                                        Estimated                          Estimated
                                   Carrying value       fair value     Carrying value      fair value
                                   ------------------------------------------------------------------
                                                               (In thousands)
Other short-term borrowings ..        $454,707              $454,738      $573,841          $573,514
Notes payable ................         730,428               737,662       459,524           432,957
Senior debentures ............          30,000                29,686        30,000            29,766
Subordinated notes ...........         175,000               174,004        50,000            49,946


Commitments to extend credit and standby letters of credit:

     Commitments to extend credit were fair valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments which are expected to be disbursed, based on historical experience. The fair value of letters of credit is based on fees currently charged on similar agreements. At December 31, 1995, the Corporation had $1,963,849,000 and $138,995,000 in commitments to extend credit and letters of credit, respectively (1994 - $1,863,270,000 and $90,229,000). The estimated fair value of these financial instruments with no carrying value was $10,778,000 (1994 - $4,859,000).

-------------------------------------------------------------------------------

NOTE 24 - RISK MANAGEMENT AND TRADING ACTIVITIES:

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

     Asset/liability management activities are conducted in the context of the Corporation's sensitivity to interest rate changes. This sensitivity arises due to interest-earning assets repricing differently from interest-bearing liabilities. This means that if interest rates are increasing under a liability-sensitive position, margins usually will narrow as liabilities reprice upward more quickly than assets. The converse applies when rates are rising under an asset sensitive position.

     The Corporation also carries out hedging strategies as part of its asset/liability risk management. Various assets and liabilities, such as investment securities financed by borrowings, are usually hedged to lock-in spreads and reduce the risk of losses in value due to rate changes. At December 31, 1995, securities sold short of $25,444,000 were used to hedge $30,461,000 of auto loans held-for-sale. At December 31, 1995, there are no deferred gains and losses from these activities.

     The Corporation occasionally enters into various types of derivative financial instruments in managing its interest rate risk. The following table indicates the types of derivative financial instruments the Corporation had at December 31:


                                                     1995                           1994
                                   ---------------------------------------------------------------
                                   Notional       Average for  Fair    Notional  Average for  Fair
                                    amount         the year   value    amount    the year    value
                                   ---------------------------------------------------------------
                                             (In thousands)           (In thousands)
Interest rate swaps:
 Pay floating/receive fixed .....   $10,000         $10,000      $43
 Pay fixed/receive floating .....   115,000          53,300   (1,261)  $10,000      $11,667    $34
Interest rate futures ...........                                                     1,528
Interest rate options and caps ..                    13,250             20,000       23,958     44
Interest rate swaptions .........     9,889           9,324    2,572     8,128        7,288    973
Foreign exchange contracts ......       963             484                500          718


     For futures contracts, options on futures contracts and interest rate swaps and caps, the contract or notional amounts do not represent exposure to credit loss. Instead, the amount potentially subject to credit loss is substantially less.

     The Corporation's credit exposure at December 31, 1995, from derivative financial instruments held or issued for other than trading purposes is represented by the fair value of instruments with a positive fair value at that date, and is presented along with the notional amounts of the instruments. Options written do not expose the Corporation to credit risk, except to the extent of the underlying risk in the debt instrument that the Corporation may be obligated to acquire under certain written put options. Caps and floors written do not expose the Corporation to credit risk, since the obligation to perform, if required, is on the Corporation.

     The risk that counterparties to both derivative and cash instruments might default on their obligations is monitored on an ongoing basis. To manage the level of credit risk the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Concentrations of credit risk which arise through the Corporation's trading and nontrading activities are presented in
Note 22.

     A brief description of the Corporation's objectives for holding or issuing each class of derivative financial instrument follows:

Interest rate swaps

     The Corporation enters into interest rate swap agreements in managing its interest rate exposure. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. At December 31, 1995, the Corporation had several interest rate swap agreements having a total notional amount of $125,000,000. These agreements were done with commercial banks to change the Corporation's interest rate exposure and they end at the time the related obligation matures. The expected weighted average interest rates to be received and paid from these interest rate swaps range from 5.81% to 6.72% and 5.69% to 6.53%, respectively. The variable rates are based on the three-month and six-month LIBOR rates. Non-performance by any of the counterparties on this agreement will expose the Corporation to an interest rate risk which management deems to be immaterial.

-------------------------------------------------------------------------------

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

Interest rate swaptions

     The Corporation enters into "swaption" derivative securities, which combine the characteristics of interest rate swaps and options, for hedging purposes. Banco Popular issues certificates of deposit with returns linked to the Standard and Poor's 500 index (the index). In order to hedge the cost of these certificates, positions in swaptions are assumed. These swaptions earn a return to the Corporation equal to the appreciation in the index throughout the life of the certificate of deposit issued. In exchange, the Corporation pays the counterparty a fixed rate of interest.

Foreign exchange contracts

     Foreign exchange contracts generally involve the exchange of two currencies at an agreed rate. Spot contracts require the exchange to occur within two business days of the contract date. Forward and futures contracts to purchase or sell currencies at a future date settle over periods up to one year, in general.

Trading activities

     The Corporation maintains limited trading positions in certain derivative and nonderivative financial instruments and nonfinancial contracts. Most of the Corporation's trading activities are limited to the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. Trading activities in the Corporation are subject to strict guidelines approved by the Board of Directors and included in the investment policy.

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

     All trading instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. For example, fluctuations in market prices, interest rates or exchange rates change the market value of the instruments. As the instruments are recognized at market value, these changes directly affect reported income. Exposure to market risk is managed, in accordance with risk limits set by senior management, by buying or selling instruments or entering into offsetting positions.

     The contract amounts of forwards, futures and options written for trading purposes were $9,900,000, $16,416,000 and $11,692,000, respectively, at
December 31, 1995. The following table indicates the fair value and net gains (losses) of derivatives financial instruments held for trading purposes:

--------------------------------------------------------------------------------

                                             Fair value
                       --------------------------------------------------------------------
                         At December 31, 1995          Average for the period     Net gains
                       Assets       Liabilities       Assets        Liabilities   (losses)
                       --------------------------------------------------------------------
                                                   (In thousands)
Forward and futures
contracts .........      $0            $680             $ 0            $349       ($2,429)
Options ...........       0              45              68             139         2,393


     The Corporation's credit exposure from off-balance sheet derivative financial instruments held or issued for trading purposes is represented by the fair value of the instruments with a positive fair value at that date.

NOTE 25 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS:

     During the year ended December 31, 1995, the Corporation and its subsidiaries paid interest and income taxes amounting to $515,960,000 and $42,383,000, respectively (1994 - $339,329,000 and $27,052,000; 1993 -
$279,618,000 and $26,690,000). In addition, loans transferred to other real estate and other property for the year ended December 31, 1995, amounted to $10,188,000 and $3,792,000, respectively (1994 - $4,378,000 and $3,173,000). In
December 1995, the Corporation transferred $1,323,000,000 from securities held-to-maturity to securities available-for-sale.

NOTE 26 - CONTINGENT LIABILITIES:

     The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 27 - BANPONCE CORPORATION (HOLDING COMPANY ONLY) FINANCIAL INFORMATION:

     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the three years ended December 31, 1995.

---------------------------------------------------------------------------------------------------
                                                      STATEMENTS OF CONDITION



                                                                           December 31,
                                                               ------------------------------------
                                                                  1995                      1994
                                                               ------------------------------------
                                                                          (In thousands)
ASSETS
Cash ........................................................  $      213                $      499
Money market investments ....................................       7,460                     8,041
Investment securities held-to-maturity, at cost (market value
 in 1994 - $48,125) .........................................                                50,106
Investment securities available-for-sale, at market value ...      69,816                     3,768
Investment in Banco Popular, at equity ......................     896,427                   817,750
Investment in Pioneer Bancorp, at equity ....................      38,531                    33,113
Investment in Banco Popular, FSB, at equity .................     103,688
Investment in other subsidiaries, at equity .................      46,703                   112,992
Advances to subsidiaries ....................................     533,317                   159,270
Premises and equipment ......................................      40,793
Other assets ................................................       2,434                     1,271
                                                               ------------------------------------
 Total assets ...............................................  $1,739,382                $1,186,810
                                                               ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase ..............  $   52,275                $    9,850
Commercial paper ............................................     174,728                   132,794
Other short-term borrowings .................................      34,400
Notes payable ...............................................     162,500
Senior debentures ...........................................      30,000                    30,000
Accrued expenses and other liabilities ......................      18,782                    11,743
Subordinated notes ..........................................     125,000
Stockholders' equity ........................................   1,141,697                 1,002,423
                                                               ------------------------------------
 Total liabilities and stockholders' equity .................  $1,739,382                $1,186,810
                                                               ====================================


                                                       STATEMENTS OF INCOME

                                                                             Year ended December 31,
                                                                   -------------------------------------------
                                                                     1995               1994            1993
                                                                   -------------------------------------------
                                                                                 (In thousands)
Income:
 Dividends from Banco Popular ...................................  $ 76,600           $ 32,189        $ 16,000
 Interest on money market and investment securities .............     3,897              1,606             269
 Other operating income .........................................       676                  7
 Interest on advances to subsidiaries ...........................    26,258             11,750          10,091
                                                                   -------------------------------------------
  Total income ..................................................   107,431             45,552          26,360
                                                                   -------------------------------------------
Expenses:
 Interest expense ...............................................    25,824              8,530           6,464
 Operating expenses .............................................                          424             349
                                                                   -------------------------------------------
  Total expenses ................................................    25,824              8,954           6,813
                                                                   -------------------------------------------
Income before income taxes and equity in undistributed
 earnings of subsidiaries .......................................    81,607             36,598          19,547
Income taxes ....................................................     6,787              3,484           3,546
                                                                   -------------------------------------------
Income before equity in undistributed earnings of subsidiaries ..    74,820             33,114          16,001
Equity in undistributed earnings of subsidiaries ................    71,541             91,635          93,403
                                                                   -------------------------------------------
  Net income ....................................................  $146,361           $124,749        $109,404
                                                                   ===========================================

-----------------------------------------------------------------------------------------------------------------
                                                     STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                      1995              1994              1993
                                                                    ---------------------------------------------
                                                                                 (In thousands)
Cash flows from operating activities:
 Net income ................................................        $146,361           $124,749          $109,404
                                                                    ---------------------------------------------
 Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries .......         (71,541)           (91,635)          (93,403)
    Dividend in kind received from a subsidiary ............         (41,600)
    Depreciation of premises and equipment .................             829
    Amortization of premiums and accretion of discounts on
     investments ...........................................              23
    Net (increase) decrease in other assets ................          (1,163)            (1,087)              417
    Net increase in other liabilities ......................           5,363                157             2,075
                                                                    ---------------------------------------------
         Total adjustments .................................        (108,089)           (92,565)          (90,911)
                                                                    ---------------------------------------------
         Net cash provided by operating activities .........          38,272             32,184            18,493
                                                                    ---------------------------------------------
Cash flows from investing activities:
 Net decrease in money market investments ..................             581                426            30,681
 Purchases of investment securities held-to-maturity                                    (50,106)
 Purchases of investment securities available-for-sale               (14,178)            (2,768)
 Capital contribution to subsidiaries .........................      (16,130)           (78,314)
 Advances to subsidiaries .....................................     (374,047)           (26,995)          (64,508)
 Acquisition of premises and equipment ........................          (22)
                                                                    ---------------------------------------------
         Net cash used in investing activities ................     (403,796)          (157,757)          (33,827)
                                                                    ---------------------------------------------
Cash flows from financing activities:
 Net increase in securities sold under agreements to repurchase       42,425              9,850
 Net increase in commercial paper .............................       41,934             52,493            40,396
 Net increase in other short-term borrowings ..................       34,400
 Net increase in notes payable ................................      162,500
 Cash dividends paid ..........................................      (44,521)           (37,016)          (27,781)
 Proceeds from issuance of subordinated notes .................      125,000
 Proceeds from issuance of preferred stock ....................                          96,690
 Proceeds from issuance of common stock .......................        3,500              3,196             2,106
                                                                    ---------------------------------------------
         Net cash provided by financing activities ............      365,238            125,213            14,721
                                                                    ---------------------------------------------
 Net decrease in cash .........................................         (286)              (360)             (613)
 Cash at beginning of period ..................................          499                859             1,472
                                                                    ---------------------------------------------
 Cash at end of period ........................................     $    213           $    499          $    859
                                                                    =============================================



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

NOTE 28 - POPULAR INTERNATIONAL BANK, INC. (A SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

     The following summarized financial information presents the consolidated financial position of Popular International Bank, Inc. and its subsidiaries as of November 30, 1995 and 1994, and the results of their operations, cash flows and changes in stockholder's equity for the three years ended November 30, 1995. Popular International Bank, Inc., is the holding company of BanPonce Financial Corp., including Pioneer Bancorp, Inc. and Banco Popular, FSB (second-tier subsidiaries) and its wholly-owned subsidiary Equity One, Inc.

--------------------------------------------------------------------------------------

                            STATEMENTS OF CONDITION


                                                                     November 30,
                                                                ----------------------
                                                                   1995        1994
                                                                ----------------------
                                                                    (In thousands)
ASSETS
 Cash ........................................................  $   25,052  $   30,084
                                                                ----------------------
 Money market investments ....................................      20,840      24,329
                                                                ----------------------
 Investment securities available-for-sale, at market value ...     270,262     126,760
                                                                ----------------------
 Loans held-for-sale .........................................      23,555      10,296
                                                                ----------------------
 Loans .......................................................   1,158,513     860,819
  Less: Unearned income ......................................      43,375      33,584
        Allowance for loan losses ............................      16,242      12,082
                                                                ----------------------
                                                                 1,098,896     815,153
                                                                ----------------------
 Other assets ................................................      35,488      21,262
 Intangible assets ...........................................      30,340      16,352
                                                                ----------------------
       Total assets ..........................................  $1,504,433  $1,044,236
                                                                ======================
LIABILITIES AND STOCKHOLDER'S EQUITY
 Deposits:
   Non-interest bearing ......................................     $55,730  $   47,002
   Interest bearing ..........................................     494,096     278,800
                                                                ----------------------
                                                                   549,826     325,802
                                                                ----------------------
 Federal funds purchased and securities
       sold under agreements to repurchase ...................       4,035      13,000
 Other short-term borrowings, consisting of $99,930 term notes
       (1994 - $85,000), a $10,000 note with the Federal Home
        Loan Bank (FHLB) in 1994 (Note 11) and a revolving
        credit facility with an affiliate of $40,000
       (1994 - $69,800) ......................................     139,930     164,800
 Notes payable (Note 12) .....................................     634,139     399,924
 Other liabilities ...........................................      37,368      25,780
 Stockholder's equity ........................................     139,135     114,930
                                                                ----------------------
       Total liabilities and  stockholder's equity ...........  $1,504,433  $1,044,236
                                                                ======================





                              STATEMENTS OF INCOME


                                                              Year ended November 30,
                                                        ---------------------------------
                                                          1995         1994        1993
                                                        ---------------------------------
                                                                  (In thousands)
Interest and fees:
  Interest and fees on loans .........................  $101,442      $66,487     $33,684
  Money market and investment securities..............    18,948        5,721         239
                                                        ---------------------------------
                                                         120,390       72,208      33,923
                                                        ---------------------------------
Interest expense:
  Deposits ...........................................    21,225        8,091
  Short-term borrowings ..............................     6,595        9,707       4,643
  Long-term borrowings ...............................    39,847       18,060       9,531
                                                        ---------------------------------
                                                          67,667       35,858      14,174
                                                        ---------------------------------
Net interest income ..................................    52,723       36,350      19,749
Provision for loan losses ............................     8,651        6,973       4,574
                                                        ---------------------------------
Net interest income after provision for loan losses ..    44,072       29,377      15,175
Service charges on deposit accounts ..................     1,844          768
Other service fees ...................................     3,813        2,834       1,945
Gain on sale of securities ...........................     6,239
Other operating income ...............................     6,738        3,614
                                                        ---------------------------------
                                                          62,706       36,593      17,120
                                                        ---------------------------------
Operating expenses ...................................    35,782       23,149      12,067
                                                        ---------------------------------
Income before income tax .............................    26,924       13,444       5,053
Income tax ...........................................    10,629        5,477       2,199
                                                        ---------------------------------
Net income ...........................................  $ 16,295      $ 7,967     $ 2,854
                                                        =================================


--------------------------------------------------------------------------------------------------------

                           STATEMENTS OF CASH FLOWS

                                                                          Year ended November 30,
                                                                     -----------------------------------
                                                                       1995          1994         1993
                                                                     -----------------------------------
                                                                               (In thousands)
Cash flows from operating activities:
 Net income ......................................................   $ 16,295     $  7,967      $  2,854
                                                                     -----------------------------------
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization of premises and equipment .......      1,136          719           151
   Provision for loan losses .....................................      8,651        6,973         4,574
   Amortization of intangibles ...................................      3,321        1,524         1,037
   Amortization of deferred loan fees and costs ..................      6,467        4,701         2,072
   Amortization of premiums and  accretion of discounts on
    investments ..................................................        446
   Gain on sale of investment securities available-for-sale ......     (6,239)
   Net increase in interest receivable ...........................     (5,375)      (1,954)         (853)
   Net increase in other assets ..................................     (5,046)        (319)       (1,167)
   Net increase in other liabilities .............................      7,509        8,111         5,330
                                                                     -----------------------------------
          Total adjustments ......................................     10,870       19,755        11,144
                                                                     -----------------------------------
          Net cash provided by operating activities ..............     27,165       27,722        13,998
                                                                     -----------------------------------
Cash flows from investing activities:
 Net decrease (increase) in money market investments .............      3,489      (14,980)        8,647
 Purchases of investment securities available-for-sale ...........   (358,811)     (52,324)
 Sale of investment securities available-for-sale ................    183,091       36,833
 Maturities of investment securities available-for-sale ..........     50,000
 Net disbursements on loans ......................................   (357,540)    (392,454)     (198,466)
 Proceeds from sale of loans .....................................     63,479      104,367
 Acquisition of loan portfolios ..................................    (18,059)
 Assets acquired, net of cash ....................................                 (17,557)
 Acquisition of premises and equipment ...........................     (4,941)      (1,964)         (283)
                                                                     -----------------------------------

          Net cash used in investing activities ..................   (439,292)    (338,079)     (190,102)
                                                                     -----------------------------------
Cash flows from financing activities:
 Net increase in deposits ........................................     43,211       33,097
 Net deposits acquired ...........................................    163,504
 Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase ...........................     (8,965)       8,000
 Net (decrease) increase in other short-term borrowings ..........    (24,870)      38,523        46,940
 Proceeds from issuance of notes payable .........................    234,215      175,762       134,384
 Capital contribution from Parent company ........................                  78,164
                                                                     -----------------------------------
          Net cash provided by financing activities ..............    407,095      333,546       181,324
                                                                     -----------------------------------
Net (decrease) increase in cash and due from banks ...............     (5,032)      23,189         5,220
Cash and due from banks at beginning of year .....................     30,084        6,895         1,675
                                                                     -----------------------------------
Cash and due from banks at end of year ...........................   $ 25,052     $ 30,084      $  6,895
                                                                     ===================================



--------------------------------------------------------------------------------------------------------

                                  STATEMENTS OF CHANGES IN
                                     STOCKHOLDER'S EQUITY



                                                                         Year ended November 30,
                                                                  --------------------------------------
                                                                  1995           1994          1993
                                                                  --------------------------------------
                                                                              (In thousands)

Preferred Stock:
 Par value $25; authorized 25,000,000 shares, none issued

Common Stock:
 Par value $5; authorized 1,000,000 shares, 670,000 shares
  issued and outstanding (1993 - 620,000)
 Balance at beginning of the period ............................  $  3,350        $  3,100      $  3,100
 Issuance of common stock ......................................                       250
                                                                  --------------------------------------
 Balance at end of the period ..................................     3,350           3,350         3,100
                                                                  --------------------------------------
Additional paid-in capital:
 Balance at beginning of the period ............................   103,114          25,200        25,200
 Issuance of common stock ......................................                    49,750
 Capital contribution from Parent company ......................                    28,164
                                                                  --------------------------------------
 Balance at end of the period ..................................   103,114         103,114        25,200
                                                                  --------------------------------------
Retained earnings:
 Balance at beginning of the period ............................    10,939           2,972           118
 Net income ....................................................    16,295           7,967         2,854
                                                                  --------------------------------------
 Balance at end of the period ..................................    27,234          10,939         2,972
                                                                  --------------------------------------
Unrealized holding gains (losses) on investment securities
  available-for-sale, net of deferred taxes:
 Balance at beginning of the period ............................    (2,473)
 Unrealized holding losses on adoption of change in
  accounting for investment securities, net of deferred taxes ..                      (736)
 Net change in the fair value of investment securities
  available-for-sale, net of deferred taxes ....................     7,910          (1,737)
                                                                  --------------------------------------
 Balance at end of period ......................................     5,437          (2,473)
                                                                  --------------------------------------
  Total stockholder's equity ...................................  $139,135        $114,930      $ 31,272
                                                                  ======================================


NOTE 29 - BANPONCE FINANCIAL CORP. (A SECOND - TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

     The following summarized financial information presents the consolidated financial position of BanPonce Financial Corp. and its subsidiaries Banco Popular, FSB, including its wholly-owned subsidiary Equity One, Inc., and Pioneer Bancorp, Inc.(second tier subsidiaries) as of November 30, 1995 and 1994, and the results of their operations, cash flows and changes in stockholder's equity for the three years ended November 30, 1995 (the financial information of Banco Popular, FSB and Pioneer Bancorp, Inc. are only included since its inception on January 23, 1995 and its acquisition effective March 31, 1994, respectively).


--------------------------------------------------------------------------------------------------

                                 STATEMENTS OF CONDITION

                                                                             November 30,
                                                                      ----------------------------
                                                                          1995           1994
                                                                      ----------------------------
                                                                            (In thousands)
ASSETS
 Cash and due from banks .........................................      $   25,012      $   30,026
                                                                        --------------------------
 Money market investments ........................................          19,819          23,294
                                                                        --------------------------
 Investment securities available-for-sale, at market value .......         270,262         126,760
                                                                        --------------------------
 Loans held-for-sale .............................................          23,555          10,296
                                                                        --------------------------
 Loans ...........................................................       1,158,513         860,819
   Less: Unearned income .........................................          43,375          33,584
         Allowance for loan losses ...............................          16,242          12,082
                                                                         -------------------------
                                                                         1,098,896         815,153
                                                                         -------------------------
 Other assets ....................................................          35,370          21,256
 Intangible assets ...............................................          30,340          16,352
                                                                        --------------------------
        Total assets .............................................      $1,503,254      $1,043,137
                                                                        ==========================

LIABILITIES AND STOCKHOLDER'S EQUITY
 Deposits:
   Non-interest bearing ..........................................      $   55,730      $   47,002
   Interest bearing ..............................................         494,096         278,800
                                                                        --------------------------
                                                                           549,826         325,802
 Federal funds purchased and securities sold under agreements           --------------------------
   to repurchase .................................................           4,035          13,000
 Other short-term borrowings, consisting of $99,930 term notes
   (1994 - $85,000), a $10,000 note with the Federal
   Home Loan Bank (FHLB) for 1994 (Note 11) and a revolving
   credit facility  with an affiliate of $40,000  (1994 - $69,800)         139,930         164,800
 Notes payable (Note 12) .........................................         634,139         399,924
 Other liabilities ...............................................          37,343          25,779
 Stockholder's equity ............................................         137,981         113,832
                                                                        --------------------------
        Total liabilities and stockholder's equity ...............      $1,503,254      $1,043,137
                                                                        ==========================

                                 STATEMENTS OF INCOME

                                                                         Year ended November 30,
                                                                  --------------------------------------
                                                                  1995           1994           1993
                                                                  --------------------------------------
                                                                              (In thousands)
Interest and fees:
  Loans ..............................................           $101,442        $ 66,486        $33,684
  Money market and investment securities .............             18,888           5,683            205
                                                                 ---------------------------------------
                                                                  120,330          72,169         33,889

Interest expense:
  Deposits ...........................................             21,225           8,091
  Short-term borrowings ..............................              6,595           9,707          4,643
  Long-term borrowings ...............................             39,847          18,060          9,531
                                                                 ---------------------------------------
                                                                   67,667          35,858         14,174
                                                                 ---------------------------------------
Net interest income ..................................             52,663          36,311         19,715
Provision for loan losses ............................              8,651           6,973          4,574
                                                                 ---------------------------------------
Net interest income after provision for loan losses ..             44,012          29,338         15,141
Service charges on deposit accounts ..................              1,844             768
Other service fees ...................................              3,813           2,834          1,945
Gain on sale of securities ...........................              6,239
Other operating income ...............................              6,738           3,614
                                                                 ---------------------------------------
                                                                   62,646          36,554         17,086
                                                                 ---------------------------------------
Operating expenses ...................................             35,778          23,144         11,797
                                                                 ---------------------------------------
Income before tax ....................................             26,868          13,410          5,289
Income tax ...........................................             10,629           5,477          2,199
                                                                 ---------------------------------------
Net income ...........................................           $ 16,239        $  7,933        $ 3,090
                                                                 =======================================


-------------------------------------------------------------------------------------------------------------------

                                                 STATEMENTS OF CASH FLOWS



                                                                                Year ended November 30,
                                                                       --------------------------------------------
                                                                         1995            1994               1993
                                                                       --------------------------------------------
                                                                                    (In thousands)
Cash flows from operating activities:
 Net income .......................................................     $ 16,239        $  7,933           $  3,090
                                                                        -------------------------------------------
 Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization of premises and equipment ........        1,136             719                151
   Provision for loan losses ......................................        8,651           6,973              4,574
   Amortization of intangibles ....................................        3,321           1,524              1,037
   Amortization of deferred loan fees and costs ...................        6,467           4,701              2,072
   Amortization of premiums and accretion of discounts on
     investments ..................................................          446
   Gain on sale of investment securities available-for-sale .......       (6,239)
   Net increase in interest receivable ............................       (5,368)         (1,954)              (853)
   Net increase in other assets ...................................       (4,940)           (350)            (1,159)
   Net increase in other liabilities ..............................        7,483           8,111              5,357
                                                                        -------------------------------------------
       Total adjustments ..........................................       10,957          19,724             11,179
                                                                        -------------------------------------------
       Net cash provided by operating activities ..................       27,196          27,657             14,269
                                                                        -------------------------------------------
Cash flows from investing activities:
 Net decrease (increase) in money market investments ..............        3,476         (14,968)             8,371
 Purchases of investment securities available-for-sale ............     (358,811)        (52,324)
 Sale of investment securities available-for-sale .................      183,091          36,833
 Maturities of investment securities available-for-sale ...........       50,000
 Net disbursements on loans .......................................     (357,540)       (392,454)          (198,466)
 Proceeds from sale of loans ......................................       63,479         104,367
 Acquisition of loan portfolios ...................................      (18,059)
 Assets acquired, net of cash .....................................                      (17,557)
 Acquisition of premises and equipment ............................       (4,941)         (1,964)              (283)
                                                                        -------------------------------------------
       Net cash used in investing activities ......................     (439,305)       (338,067)          (190,378)
                                                                        -------------------------------------------
Cash flows from financing activities:
 Net increase in deposits .........................................       43,211          33,097
 Net deposits acquired ............................................      163,504
 Net (decrease) increase in federal funds purchased  and securities
   sold under agreements to repurchase ............................       (8,965)          8,000
 Net (decrease) increase in other short-term borrowings ...........      (24,870)         38,523             46,940
 Proceeds from issuance of notes payable ..........................      234,215         175,762            134,384
 Capital contribution from Parent company .........................                       78,164
                                                                        -------------------------------------------
       Net cash provided by  financing activities .................      407,095         333,546            181,324
                                                                        -------------------------------------------
Net (decrease) increase in cash and due from banks ..                     (5,014)         23,136              5,215
Cash and due from banks at  beginning of period .....                     30,026           6,890              1,675
                                                                        -------------------------------------------
Cash and due from banks at end of  period ...........                   $ 25,012        $ 30,026           $  6,890
                                                                        ===========================================

------------------------------------------------------------------------------------------------------------

                                  STATEMENTS OF CHANGES IN
                                    STOCKHOLDER'S EQUITY

                                                                              Year ended November 30,
                                                                       --------------------------------------
                                                                         1995          1994           1993
                                                                       --------------------------------------
                                                                                 (In thousands)
Preferred Stock:
 Par value $0.1; authorized 10,000,000 shares, none issued

Common Stock:
 Par value $1; authorized 10,000 shares, 2,000 shares issued and outstanding
 Balance at beginning of the period ............................        $      2
 Issuance of common stock ......................................                       $      2
                                                                        --------------------------------------
 Balance at end of the period ..................................               2              2
                                                                        --------------------------------------
Additional paid-in capital:
 Balance at beginning of the period ............................         105,163         27,000        $27,000
 Issuance of common stock ......................................                         49,999
 Capital contribution from parent company ......................                         28,164
                                                                         -------------------------------------
 Balance at end of the period ..................................         105,163        105,163         27,000
                                                                         -------------------------------------
Retained earnings:
 Balance at beginning of the period ............................          11,140          3,207            117
 Net income ....................................................          16,239          7,933          3,090
                                                                         -------------------------------------
 Balance at end of the  period .................................          27,379         11,140          3,207
                                                                         -------------------------------------
Unrealized holding gains (losses) on investment securities
  available-for-sale, net of deferred taxes:
 Balance at beginning of the period ............................          (2,473)
 Unrealized holding losses on adoption of change in
  accounting for investment securities, net of deferred taxes ..                           (736)
 Net change in the fair value of investment securities
  available-for-sale, net of deferred taxes ....................           7,910         (1,737)
                                                                        --------------------------------------
 Balance at end of period ......................................           5,437         (2,473)
                                                                        --------------------------------------
      Total stockholder's equity ...............................        $137,981       $113,832        $30,207
                                                                        ======================================