Form 10-Q
period 1996-03-31
BANPONCE CORP
filed 1996-05-13
CIK 763901

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended March 31, 1996      Commission file number  0 - 13818
                      ---------------                             ---------

                             BANPONCE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Puerto Rico                                             66-041-6582
- ------------------------                                -----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

                           Popular Center Building
                      209 Munoz Rivera Avenue, Hato Rey
                         San Juan, Puerto Rico  00918
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

     Yes      X              No
          --------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


   Common Stock $6.00 Par value                   32,974,936
   -----------------------------   -----------------------------------------
       (Title of Class)            (Shares Outstanding as of March 31, 1996)

                            BANPONCE CORPORATION
                                    INDEX


Part I - Financial Information Page                                                                       Page
                                                                                                         -----
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                   March 31, 1996 and December 31, 1995.                                                      3

                 Unaudited consolidated statements of income -
                   Quarter ended March 31, 1996 and 1995.                                                     4

                 Unaudited consolidated statements of cash
                   flows - Quarter ended March 31, 1996 and 1995.                                             5

                 Notes to unaudited consolidated financial
                   statements.                                                                             6-13

   Item 2.  Management's discussion and analysis of
              financial condition and results of operation.                                               14-24

Part II - Other Information

   Item 1.  Legal proceedings - None                                                                        N/A

   Item 2.  Changes in securities - None                                                                    N/A

   Item 3.  Defaults upon senior securities - None                                                          N/A

   Item 4.  Submission of matters to a vote of
            security holders - None                                                                         N/A

   Item 5.  Other information - None                                                                        N/A

   Item 6.  Exhibits and reports on Form 8-K                                                                 25

    ---     Signature                                                                                        25


BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                                            March 31,                      December 31,
(In thousands)                                                                1996                             1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                  $   405,890                         $   458,173
- ------------------------------------------------------------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                             632,527                             796,417
Time deposits with other banks                                                26,993                                 100
Banker's acceptances                                                           1,837                               2,202
- ------------------------------------------------------------------------------------------------------------------------
                                                                             661,357                             798,719
- ------------------------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity, at cost                            1,657,059                           1,651,344
Investment securities available-for-sale,
 at market                                                                 3,337,217                           3,209,974
Trading account securities, at market value                                  295,573                             330,674
Loans held-for-sale                                                           87,486                             112,806
Loans                                                                      9,088,593                           8,883,963
 Less - Unearned income                                                      326,001                             319,285
        Allowance for loan losses                                            174,724                             168,393
- ------------------------------------------------------------------------------------------------------------------------
                                                                           8,587,868                           8,396,285
- ------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                       335,279                             325,203
Other real estate                                                              7,353                               7,807
Customer's liabilities on acceptances                                          1,867                               2,208
Accrued income receivable                                                    134,247                             113,539
Other assets                                                                 155,707                             125,742
Intangible assets                                                            138,180                             142,977
- ------------------------------------------------------------------------------------------------------------------------
                                                                         $15,805,083                         $15,675,451
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
 Non-interest  bearing                                                   $ 1,931,168                         $ 2,021,658
 Interest bearing                                                          8,251,914                           7,855,004
- ------------------------------------------------------------------------------------------------------------------------
                                                                          10,183,082                           9,876,662
- ------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
 under agreements to repurchase                                            2,552,831                           3,000,878
Other short-term borrowings                                                  740,088                             454,707
Notes payable                                                                684,589                             730,428
Senior debentures                                                             30,000                              30,000
Acceptances outstanding                                                        1,867                               2,208
Other liabilities                                                            278,056                             263,871
- ------------------------------------------------------------------------------------------------------------------------
                                                                          14,470,513                          14,358,754
- ------------------------------------------------------------------------------------------------------------------------
Subordinated notes                                                           175,000                             175,000
- ------------------------------------------------------------------------------------------------------------------------
Stockholders' equity :
 Preferred stock                                                             100,000                             100,000
 Common stock                                                                197,850                             197,692
 Surplus                                                                     428,098                             427,282
 Retained earnings                                                           383,641                             350,480
 Unrealized gains(losses) on securities available-for-sale, net of
  deferred taxes                                                                 (19)                             16,243
Capital reserves                                                              50,000                              50,000
- ------------------------------------------------------------------------------------------------------------------------
                                                                           1,159,570                           1,141,697
- ------------------------------------------------------------------------------------------------------------------------
                                                                         $15,805,083                         $15,675,451
========================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)




                                                                                          Quarter ended
                                                                                             March 31,
(Dollars in thousands, except per common share information)                1996                                1995
- ----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                   $217,247                            $190,550
 Money market investments                                                   8,673                                 986
 Investment securities                                                     71,945                              58,568
 Trading account securities                                                 5,062                                 115
- ----------------------------------------------------------------------------------------------------------------------
                                                                          302,927                             250,219
- ----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                  82,996                              77,065
 Short-term borrowings                                                     42,930                              25,374
 Long-term debt                                                            14,541                              10,252
- ----------------------------------------------------------------------------------------------------------------------
                                                                          140,467                             112,691
- ----------------------------------------------------------------------------------------------------------------------

Net interest income                                                       162,460                             137,528
Provision for loan losses                                                  21,273                              11,698
- ----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                          141,187                             125,830
Service charges on deposit accounts                                        21,076                              18,090
Other service fees                                                         17,380                              13,811
Gain on sale of securities                                                    729                                  46
Trading account profit (loss)                                                 938                                 (50)
Other operating income                                                     11,869                               5,656
- ----------------------------------------------------------------------------------------------------------------------
                                                                          193,179                             163,383
- ----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                  44,752                              41,530
 Profit sharing                                                             6,070                               3,327
 Pension and other benefits                                                16,981                              15,561
- ----------------------------------------------------------------------------------------------------------------------
                                                                           67,803                              60,418
Net occupancy expense                                                       9,318                               7,769
Equipment expenses                                                         11,774                               9,383
Other taxes                                                                 5,963                               5,631
Professional fees                                                           9,916                               7,554
Communications                                                              6,316                               5,603
Business promotion                                                          5,392                               3,792
Printing and supplies                                                       2,923                               2,781
Other operating expenses                                                    6,740                              10,451
Amortization of intangibles                                                 4,554                               4,936
- ----------------------------------------------------------------------------------------------------------------------
                                                                          130,699                             118,318
- ----------------------------------------------------------------------------------------------------------------------

Income before tax                                                          62,480                              45,065
Income tax                                                                 17,338                              11,324
- ----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $ 45,142                            $ 33,741
======================================================================================================================

Net income applicable to common stock                                    $ 43,055                            $ 31,654
======================================================================================================================

EARNINGS PER COMMON SHARE:                                               $   1.31                            $   0.96
======================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     For the quarter ended
                                                                                           March 31,
(In thousands)                                                                1996                            1995
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                              $  45,142                           $ 33,741
- ----------------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization of premises and equipment                    12,355                             10,288
 Provision for loan losses                                                  21,273                             11,698
 Amortization of intangibles                                                 4,554                              4,936
 Gain on sale of investment securities available-for-sale                     (729)                               (46)
 Gain on dispositions of premises and equipment                                (10)                              (771)
 Amortization of premiums and accretion of discounts on investments            755                               (700)
 Decrease in loans held-for-sale                                            25,319                              5,796
 Amortization of deferred loan fees and costs                                  (45)                               142
 Net increase in postretirement benefit obligation                           2,253                              1,831
 Net decrease(increase) in trading securities                               35,101                             (5,499)
 Net increase in interest receivable                                       (20,708)                              (943)
 Net (increase)decrease in other assets                                    (13,032)                             8,465
 Net decrease in interest payable                                           (1,418)                            (2,191)
 Net increase in current and deferred taxes                                  6,208                              7,051
 Net decrease in other liabilities                                          (5,791)                           (19,202)
- ----------------------------------------------------------------------------------------------------------------------

Total adjustments                                                           66,085                             20,855
- ----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                  111,227                             54,596
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                  137,362                            213,859
 Purchases of investment securities held-to-maturity                    (1,366,623)                        (8,174,307)
 Maturities of investment securities held-to-maturity                    1,354,385                          8,127,681
 Purchases of investment securities available-for-sale                  (1,717,071)                          (327,377)
 Maturities of investment securities available-for-sale                    474,048                              1,894
 Sales of investment securities available-for-sale                       1,101,095                            143,244
 Net disbursements on loans                                               (266,068)                          (282,941)
 Proceeds from sale of loans                                                90,066                             61,692
 Acquisition of  loan portfolios                                           (35,198)
 Assets acquired, net of cash                                                                                 (16,661)
 Acquisition of premises and equipment                                     (24,452)                           (18,434)
 Proceeds from sale of premises and equipment                                2,031                              5,850
- ----------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (250,425)                          (265,500)
- ----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                  306,419                            184,618
 Net deposits acquired                                                                                        163,636
 Net decrease in federal funds purchased and
  securities sold under agreements to repurchase                          (448,047)                          (287,290)
 Net increase(decrease) in other short-term borrowings                     285,381                            (39,157)
 Proceeds from issuance of notes payable                                   116,117                            145,923
 Payments of notes payable                                                (161,957)                           (20,003)
 Dividends paid                                                            (11,972)                           (10,297)
 Proceeds from issuance of common stock                                        974                                763
- ----------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   86,915                            138,193
- ----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and due from banks                                    (52,283)                           (72,711)
Cash and due from banks at beginning of period                             458,173                            442,316
- ----------------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                  $405,890                           $369,605
======================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc. (second tier subsidiaries) and Equity One, Inc.; and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of March 31, 1996 and December 31, 1995, and their related statements of income and cash flows for the quarters ended March 31, 1996 and 1995. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1996 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the first quarter of 1996, no impairment recognition was necessary based on this pronouncement.

Effective January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." This statement requires that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Also, it requires mortgage banking enterprises to assess capitalized mortgage servicing rights for impairment based on the fair value of those rights. Pursuant to the provisions of SFAS 122, the total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income.

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, note rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. As of March 31, 1996, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $23,898, $26,469 and $212, respectively. During this quarter the Corporation realized additional income of $495 as a result of the adoption of this pronouncement.

Effective January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.

The Corporation provides a stock-based compensation plan for senior management. This is a three-year incentive plan which provides incentive compensation linked to long-term corporate performance and objectives. For the quarter ended March 31, 1996, the Corporation recognized $103 related to this plan.

Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements address the accounting by creditors for impairment of certain loans and require that impaired loans as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the loan's observable market price or, on the fair value of the collateral if the loan is collateral dependent. As of March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $79,774 (1995 - $87,393) of which $38,365 (1995 - $43,004) had a related allowance for possible loan losses of $8,555 (1995 - $8,449). Average impaired loans during the first quarter of 1996 were $83,043. The Corporation recognized interest income on impaired loans of $901 for the quarter ended March 31, 1996.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of March 31, 1996 and market value for the following investment securities are:

Investment securities held-to-maturity:


                                                                                       March 31,
                                                                    1996                                           1995

                                                        Amortized Cost       Market Value       Amortized Cost         Market Value
                                                        ---------------------------------------------------------------------------
U.S. Treasury (average maturity of
 1 year and 1 month)                                    $  924,137           $  927,247         $1,912,231             $1,901,025
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 11 months)                                    132,271              130,950            249,509                244,949
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 2 years and 5 months)                         218,222              220,124            217,037                220,211
Collatelarized mortgage obligations (average
 maturity of 1 year and 5 months)                          262,655              260,900            439,613                427,884
Mortgage-backed securities (average
 maturity of 4 years and 4 months)                          59,706               60,395            146,015                141,573
Equity securities (without contractual
 maturity)                                                  47,674               47,674             43,558                 43,558
Others (average maturity of 6 years
 and 6 months)                                              12,394               12,430             12,142                 12,175
                                                        ---------------------------------------------------------------------------
                                                        $1,657,059           $1,659,720         $3,020,105             $2,991,375
                                                        ===========================================================================

Investment securities available-for-sale:


                                                                                       March 31,
                                                                    1996                                           1995

                                                        Amortized Cost       Market Value       Amortized Cost         Market Value
                                                        ---------------------------------------------------------------------------

U.S. Treasury (average maturity
 of 1 year and 1 month)                                $2,454,152            $2,453,291         $   597,602             $  588,337
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 8 months)                                    440,015               439,624             100,559                 99,573
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 9 months)                                  26,468                26,564              28,430                 27,872
Collatelarized mortgage obligations (average
 maturity of 2 years and 6 months)                        109,047               108,342              61,356                 60,789
Mortgage-backed securities (average
 maturity of 16 years and 7 months)                       260,168               256,910             250,765                250,015
Equity securities (without contractual
 maturity)                                                 27,703                34,436              27,989                 29,645
Others (average maturity of 14 years
 and 1 month)                                              18,050                18,050              50,000                 50,000
                                                       ---------------------------------------------------------------------------

                                                       $3,335,603            $3,337,217         $ 1,116,701             $1,106,231
                                                       ===========================================================================


NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,774,689 (1995 - $1,963,134) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 1996 amounted to $17,591 and $118,805. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:


                                                                                 March 31,
                                                                        1996                   1995
                                                                      -----------------------------
  Subordinated notes issued by the Corporation on
    December 12, 1995, maturing on December 15,
    2005, with interest payable semi-annually at 6.75%                $125,000
                                                                      -----------------------------

  Subordinated notes issued by the Banco Popular on March 29,
    1989, maturing on June 15, 1996, with interest payable
    quarterly and consisting of:
         8.875% Fixed Rate Notes series A                               15,000              $15,000

         8.6875% Fixed Rate Notes series B                              15,000               15,000

         Floating Rate Notes series A with interest
           payable at 88% of LIBID rate                                 19,000               19,000

         Floating Rate Notes series B with interest
           payable at 86% of LIBID rate                                  1,000                1,000
                                                                      -----------------------------
                                                                        50,000               50,000
                                                                      -----------------------------
                                                                      $175,000              $50,000
                                                                      =============================


NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 32,974,936 are issued and outstanding at March 31, 1996. Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000 non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share are issued and outstanding at March 31, 1996.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $43,055 and $31,654 for the quarters ended March 31, 1996 and 1995, respectively, after deducting the dividends on preferred stock. EPS are based on 32,974,936 and 32,866,623 average shares outstanding for the first quarter of 1996 and 1995, respectively.

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 1996, the Corporation paid interest and income taxes amounting to $148,341 and $5,564, respectively (1995 - $117,421 and $1,392). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 1996, amounted to $468 and $1,142, respectively (1995 - $1,963 and $859). The Corporation's stockholders' equity at March 31, 1996 and 1995 includes $19 and $7,670, respectively, in unrealized holding losses on securities available-for-sale, net of deferred taxes.

NOTE 10 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and it wholly-owned subsidiary BanPonce Financial Corp, including its wholly owned subsidiaries: Pioneer Bancorp, Inc. and Banco Popular, FSB (second tier subsidiaries) and Equity One, Inc., as of March 31, 1996, and 1995 and the results of their operations for the quarters then ended.

                      POPULAR INTERNATIONAL BANK, INC.
                           STATEMENT OF CONDITION
                               (In thousands)


                                                                March 31,
                                                                ---------
                                                       1996                  1995
Assets:                                                ----                  ----
Cash                                               $   34,292             $   29,748
Money market investments                               86,866                 32,281
Investment securities                                 224,632                314,366
                                                   ----------             ----------

Loans                                               1,222,111                907,460
Less: Unearned income                                  43,430                 35,297
      Allowance for loan losses                        17,416                 12,768
                                                   ----------             ----------
                                                    1,161,265                859,395
Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                       67,585                 56,503
                                                   ----------             ----------

  Total assets                                     $1,574,640             $1,292,293
                                                   ==========             ==========

Liabilities and Stockholder's Equity:

Deposits                                           $  568,158             $  526,757
Short-term borrowings                                 264,781                142,005
Notes payable                                         564,685                479,380
Other liabilities                                      34,204                 23,957
Stockholder's equity                                  142,812                120,194
                                                   ----------             ----------

 Total liabilities and stockholder's equity        $1,574,640             $1,292,293
                                                   ==========             ==========

                       POPULAR INTERNATIONAL BANK, INC.
                             STATEMENT OF INCOME
                                (In thousands)



                                       Quarter ended
                                          March 31,

                                       1996        1995
                                      -------------------
Income:

Interest and fees                     $35,341     $25,951
Other service fees                      4,194       2,899
                                      -------     -------

       Total income                    39,535      28,850
                                      -------     -------

Expenses:

Interest expense                       19,819      14,625
Provision for loan losses               2,810       1,554
Operating expenses                     10,252       8,044
                                      -------     -------

       Total expenses                  32,881      24,223
                                      -------     -------

Income before income tax                6,654       4,627
Income tax                              2,670       1,886
                                      -------     -------

       Net income                     $ 3,984     $ 2,741
                                      =======     =======

NOTE 11 - BANPONCE FINANCIAL CORP (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp and its wholly-owned subsidiaries Pioneer Bancorp, Inc., Banco Popular, FSB and Equity One, Inc. (second tier subsidiary) as of March 31, 1996, and 1995 and the results of their operations for the quarters then ended.


                           BANPONCE FINANCIAL CORP
                           STATEMENT OF CONDITION
                               (In thousands)


                                                           March 31,
                                                           --------
                                                      1996          1995
                                                      ----          ----
Assets:
Cash                                              $   34,268     $   29,713
Money market investments                              85,803         31,237
Investment securities                                224,632        314,366
                                                  ----------     ----------

Loans                                              1,222,111        907,460
Less: Unearned income                                 43,430         35,297
      Allowance for loan losses                       17,416         12,768
                                                  ----------     ----------
                                                   1,161,265        859,395

Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                      67,468         56,494
                                                  ----------     ----------
  Total Assets                                    $1,573,436     $1,291,205
                                                  ==========     ==========

Liabilities and Stockholder's Equity:

Deposits                                          $  568,158     $  526,757
Other short-term borrowings                          264,781        142,005
Notes payable                                        564,685        479,380
Other liabilities                                     34,195         23,957
Stockholder's equity                                 141,617        119,106
                                                  ----------     ----------

   Total Liabilities and Stockholder's Equity     $1,573,436     $1,291,205
                                                  ==========     ==========

                           BANPONCE FINANCIAL CORP
                             STATEMENT OF INCOME
                                (In thousands)



                                            Quarter ended
                                              March 31,

                                       1996               1995
                                     ----------------------------
Income:
Interest and fees                    $35,324             $25,938
Other service fees                     4,194               2,899
                                     -------             -------

       Total income                   39,518              28,837
                                     -------             -------

Expenses:

Interest expense                      19,819              14,625
Provision for loan losses              2,810               1,554
Operating expenses                    10,276               8,020
                                     -------             -------

       Total expenses                 32,905              24,199
                                     -------             -------

Income before income tax               6,613               4,638
Income tax                             2,670               1,886
                                     -------             -------

       Net income                    $ 3,943             $ 2,752
                                     =======             =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial condition and performance of BanPonce Corporation and its wholly-oned subsidiaries (the Corporation). BanPonce Corporation is a regional diversified, bank holding company engaged in the following businesses through its subsidiaries.

- -     COMMERCIAL BANKING/SAVINGS AND LOANS - BANCO POPULAR DE PUERTO RICO
      (BANCO POPULAR), PIONEER BANK, INC. AND BANCO POPULAR, FSB

- -     LEASE FINANCING - POPULAR LEASING AND RENTAL, INC. AND VEHICLE
      EQUIPMENT LEASING COMPANY, INC. (VELCO)

- -     MORTGAGE BANKING/CONSUMER FINANCE - POPULAR MORTGAGE, INC. (D/B/A
      PUERTO RICO HOME MORTGAGE), EQUITY ONE, INC. (EQUITY ONE) AND POPULAR CONSUMER SERVICES, INC.

- -     INVESTMENT BANKING - BP CAPITAL MARKETS, INC. (BP CAPITAL)

THIS FINANCIAL REVIEW SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS, SUPPLEMENTAL FINANCIAL DATA AND TABLES CONTAINED IN THIS QUARTERLY REPORT.

NET INCOME

The Corporation's net income for the first quarter of 1996 was $45.1 million, an increase of 33.8% when compared with $33.7 million reported for the same period in 1995. Net income for the last quarter of 1995 was $40.3 million. Earnings per common share (EPS) for the quarter were $1.31, based on 32,974,936 average shares outstanding, compared with EPS of $0.96 for the first quarter of 1995, based on 32,866,623 average shares outstanding and EPS of $1.15 for the last quarter of 1995, based on 32,948,636 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 1996 were 1.17% and 16.39%, respectively, compared with 1.06% and 13.96% attained during the first quarter of 1995 and 1.05% and 14.82% for the quarter ended December 31, 1995.

The increase of $11.4 million in net income for the first quarter of 1996 resulted from a higher net interest income by $24.9 million plus higher non-interest revenues by $14.4 million, partially offset by increases of $12.4 million in operating expenses, $9.5 million in the provision for loan losses and $6.0 million in income tax expense.

NET INTEREST INCOME

Net interest income for the first quarter of 1996 increased to $162.4 million, or 18.1% higher than the $137.5 million reported for the same period in 1995. On a taxable equivalent basis, net interest income increased to $174.5 million from $147.1 million in the first quarter of 1995 and $168.5 million in the fourth quarter of 1995. This increase was mainly due to a rise of $2.6 billion in the average volume of earning assets. The net interest yield on a taxable equivalent basis for the first quarter of 1996 was 4.77% compared with 4.88% for the same quarter in 1995 and 4.72% in the last quarter of 1995. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets reached $14.6 billion for the quarter ended March 31, 1996, compared with $12.1 billion for the same quarter of 1995. The rise was mainly the result of a higher average volume of investment, money market and trading securities which taken all together rose by $1.7 billion and an increase in the average volume of loans of $885 million.

Average money market investments reached $657 million for the first quarter of 1996, compared with $41 million for the same period of 1995. The acquisition of the investment banking operation of BP Capital during the second quarter of 1995 was the main reason for this increase. Average investment securities reached $4.9 billion compared with $4.2 billion reported for the same quarter in 1995. Banco Popular was the principal contributor for this increase with a rise of $686 million.

The average balance of trading account securities for the three-month period ended March 31, 1996, totaled $330 million compared with $12 million reported for the same quarter last year. This increase relates mostly to the new subsidiaries, BP Capital, with $223 million in average balance, and Popular Mortgage, acquired on March 31, 1995, with an average of $96 million. Both balances are comprised mostly of mortgage-backed securities.

The increase of $390 million in average commercial loans was principally attained at Banco Popular. Average mortgage loans grew $230 million. In this category, Equity One had a 27.9% growth accounting for $145 million of the total increase in mortgage loans. This increase relates to its continuous expansion in the United States.

The yield on earning assets, on a taxable equivalent basis, for the first quarter of 1996 and 1995 averaged 8.61%. Although the average yield did not change, fluctuations among the various earning asset categories were experienced.

The average yield on loans for the first quarter of 1996 and 1995, on a taxable equivalent basis, was 10.01% and 9.79%, respectively. The taxable equivalent yield of the commercial loan portfolio decreased by 19 basis points averaging 8.84% compared with 9.03% in the same quarter in 1995. The reduction of 25 basis points in the prime rate during the latter part of 1995 and a further decrease of 25 basis points during the quarter ended on March 31, 1996, were the main reasons for this decrease. The average yield on consumer loans increased to 12.77% from 11.83% achieved during the first quarter of 1995. The average yields on mortgage loans on a taxable equivalent basis for the first quarter of 1996 and 1995 were 8.42% and 8.33%, respectively.

The average yield on investment securities, on a taxable equivalent basis, was 6.73% or 34 basis points higher than the 6.39% in the first quarter of 1995. The increase mostly relates to the maturity of investment securities whose proceeds were reinvested at higher rates. The average yield on money market investments decreased from 9.54% during the first quarter of 1995 to 5.28% in the same period of 1996. The latter, although appears significant, affected interest income only by $600 thousand due to the small average volume of $41 million for 1995 as compared with $657 million in 1996. The average yield, on a taxable equivalent basis, of the trading portfolio improved to 6.07% from 3.63% in the first quarter of 1995.

Average interest bearing liabilities of the Corporation were $12.2 billion for the three-month period ended March 31, 1996, compared with $9.9 billion for the same period of 1995, an increase of $2.3 billion. Average interest bearing deposits increased $662 million, mostly in certificates of deposits which grew $398 million, reaching $3.3 billion for the first quarter of 1996. Saving accounts also increased during the quarter averaging $133 million more than in the first quarter of 1995. Average demand deposits grew by $148 million from $1.81 billion to $1.95 billion.

The average cost of interest bearing deposits for the quarter ended March 31, 1996 and 1995 was 4.10% and 4.14%, respectively. The decrease of four basis points was attributed to lower costs on certificates of deposit and NOW and money market deposits. The average cost on certificates of deposit for the first quarter of 1996 was 5.07%, down from 5.29% reported for the same quarter of 1995. The average cost of NOW and money market deposits declined 55 basis points, reaching 3.23% in the first quarter of 1996. Conversely, the average cost of saving accounts increased 9 basis points and the average cost of other time deposits increased 37 basis points.

Average short-term borrowings increased $1.5 billion this quarter compared with the quarter ended on March 31, 1995. The operation of BP Capital, with an average volume of short-term borrowings of $848 million for the three-month period ended March 31, 1996, accounted for most of the increase. Banco Popular also had an increase in short-term borrowings, reaching an average level of $1.7 billion compared with $1.5 billion in the same quarter of 1995. The average cost of short-term borrowings for the quarter ended March 31, 1996, decreased by 43 basis points, from 5.63% to 5.20% in 1996.

Although the average cost of most interest bearing liabilities showed decreases, about 86% of the growth in average earning assets was funded through time deposits, short-term borrowings and long-term debt, which carry a higher cost. As a result, the average cost of interest bearing liabilities increased slightly, reaching 4.60% for the first quarter of 1996, from 4.57% reported for the same period of 1995.

The net interest yield, on a taxable equivalent basis, decreased to 4.77%, from 4.88% reported for the first quarter of 1995. The decline results mainly from the net interest margin of 0.50% earned at BP Capital due to its significant volume of arbitrage activities. This relatively low net interest margin had the effect of diluting the margins earned at all the other entities within the consolidated group by approximately 27 basis points during the quarter ended on March 31, 1996.

Table A summarizes the results previously explained.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)


(Dollars in millions)                                                  First Quarter
- -------------------------------------------------------------------------------------------------------------
                                                              1996 Average                   1995 Average
                                                          ---------------------------------------------------
                                                          Balance        Rate           Balance          Rate
                                                          ---------------------------------------------------
Earning assets                                            $14,631        8.61%          $12,068         8.61%
                                                          =======                       =======

Financed by:
 Interest
 bearing funds                                            $12,210        4.60%            9,871         4.57%

Non-interest
 bearing funds                                              2,421                         2,197
                                                          -------                       -------

 TOTAL                                                    $14,631        3.84%          $12,068         3.73%
                                                          =======                       =======
Net interest income
 per books                                                $ 162.4                       $ 137.5

Taxable equivalent
 adjustment                                                  12.1                           9.6
                                                          -------                       -------

Net interest income on a
 taxable equivalent basis                                 $ 174.5                       $ 147.1
                                                          =======                       =======

Spread                                                                   4.01%                          4.04%
Net interest yield                                                       4.77%                          4.88%


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1996 was $21.3 million, exceeding by $9.5 million the amount recorded for the same period of 1995. During the fourth quarter of 1995 the provision amounted to $21.2 million. Among the factors considered for this increase are the growth of $856 million in the Corporation's loan portfolio from March 31, 1995 to the same date this year and increases in net charge-offs and non-performing assets. The provision for loan losses for the first quarter of 1996 represented 142% of net charge-offs compared with 146% for the same period of 1995 and 123% for the last quarter of 1995.

Net charge-offs for the quarter ended March 31, 1996, totaled $14.9 million or 0.68% of average loans, compared with $8.0 million or 0.41% reported for the same quarter in 1995, and $17.3 million or 0.81% for the quarter ended on December 31, 1995. Consumer loans net charge-offs increased $2.8 million when compared with the first quarter of 1995 and commercial loans net charge-offs increased $2.3 million. Consumer loans net charge-offs totaled $6.0 million for the quarter ended March 31, 1996, while net credit losses on the commercial portfolio amounted to $5.4 million. Total lease financing net charge-offs increased $1.9 million, from $0.5 million in the first quarter of 1995 to $2.4 million this quarter. Mortgage loans net charge-offs increased $0.2 million, while there was a reduction of $0.3 million in the construction loans net credit losses.

TABLE B

                        Provision for           Net                 Allowance for
Quarter Ended           Loan Losses           Charge-offs            Loan Losses
- -------------          -------------          ------------           -----------
                                              (In millions)

March 31, 1996            $21.3                 $14.9                   $175
December 31, 1995          21.2                 17.3                     168
September 30, 1995         19.0                 13.3                     164
June 30, 1995              12.6                 11.4                     159
March 31, 1995             11.7                  8.0                     157


As of March 31, 1996, the allowance for loan losses reached $175 million, maintaining the same ratio as a percentage of loans than the one at the same date in 1995, when the allowance was $157 million or 1.97% of loans. Comparable figures at the end of 1995 were $168 million and 1.94%, respectively. Management considers that the allowance for loan losses is adequate to absorb the potential write-offs in the loan portfolio based on the methodology established for its evaluation, which includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews and current and anticipated economic conditions.

At March 31, 1996, the Corporation had $80 million in loans considered impaired, of which $38 million had a related allowance for possible loan losses of $9 million. As of the same date last year, loans considered impaired amounted to $87 million, of which $43 million had a related allowance of $8 million. No increase in the provision for loan losses was necessary for either quarter as a result of the impairment measurement required by SFAS 114 and 118.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                            First Quarter

(Dollars in thousands)                                  1996          1995
- --------------------------------------------------------------------------------

Balance at beginning of period                         $168,393     $153,798
Provision for loan losses                                21,273       11,698
                                                       ---------------------
                                                        189,666      165,496
                                                       ---------------------
Losses charged to the allowance
 Commercial                                               9,215        4,855
 Construction                                               693        1,000
 Lease financing                                          3,325        1,195
 Mortgage                                                   597          336
 Consumer                                                 9,513        6,958
                                                       ---------------------
                                                         23,343       14,344
                                                       ---------------------
Recoveries
 Commercial                                               3,859        1,755
 Construction                                                 1           54
 Lease financing                                            947          713
 Mortgage                                                   112           79
 Consumer                                                 3,482        3,714
                                                       ---------------------
                                                          8,401        6,315
                                                       ---------------------

Net loans charged-off                                    14,942        8,029
                                                       ---------------------

Balance at end of period                               $174,724     $157,467
                                                       =====================
Ratios:

 Allowance for losses to loans                             1.97%        1.97%
 Allowance to non-performing assets                      116.00       126.85
 Allowance to non-performing loans                       124.30       139.36
 Non-performing assets to loans                            1.70         1.55
 Non-performing assets to total assets                     0.95         0.95
 Net charge-offs to average loans                          0.68         0.41
 Provision to net charge-offs                              1.42X        1.46X
 Net charge-offs earnings coverage                         5.61         7.07


CREDIT QUALITY

As presented on Table D, non-performing assets (NPA) as of March 31, 1996, which consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate amounted to $151 million or 1.70% of loans, compared with $124 million or 1.55% at March 31, 1995. NPA were $155 million or 1.79% of loans at December 31, 1995.

Table D


- ---------------------------------------------------------------------------
                                                       NPA        Allowance
                                                      as a %        as a %
                               NPA                   Of Loans      Of NPA
- ---------------------------------------------------------------------------
                         (Dollars in millions)

March 31, 1996                $151                    1.70%         116.0%
December 31, 1995              155                    1.79          108.6
September, 30, 1995            156                    1.84          105.5
June 30, 1995                  148                    1.81          107.1
March 31, 1995                 124                    1.55          126.9



Non-performing loans totaled $141 million as of March 31, 1996, from $113 million at the end of the first quarter of 1995. As of December 31, 1995, these loans amounted to $144 million. Most of the increase was reflected in non-performing commercial and construction loans, which accounted for approximately 61% of the increase. The major reason for the increase in non-performing commercial and construction loans was the continued growth in these portfolios. Non-performing mortgage loans increased $9 million, while non-performing consumer loans increased $2.9 million, mainly at Equity One. Non-performing lease financing loans decreased $1 million. Non-performing mortgage loans increased $5.1 million at Equity One due mainly to the growth in the portfolio. In addition, Banco Popular's non-performing mortgage loans increased $3.9 million. Other real estate and renegotiated loans decreased $0.8 million and $0.2 million, respectively.

The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days. The Corporation, however, reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans when they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of March 31, 1996, amounted to $111 million or 1.26% of loans, and the allowance for loan losses would be 156.9% of non-performing assets. At March 31, 1995 and December 31, 1995, adjusted non-performing assets were $95 million and $121 million, respectively, or 1.19% and 1.39% of loans.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of March 31, 1996, amounted to $11.5 million compared with $9.5 million at March 31, 1995, and $11.7 million at December 31, 1995.

OTHER OPERATING INCOME

Other operating income, including securities and trading gains, amounted to $52.0 million for the first quarter of 1996 compared with $37.6 million for the same quarter in 1995, an increase of $14.4 million or 38.4%. This rise in other income was principally driven by an increase of $6.2 million in other operating income and $3.6 million in other service fees.

Services charges on deposit accounts totaled $21.1 million for the quarter ended March 31, 1996, compared with $18.1 million for the same quarter of 1995. Growth in the activity of commercial accounts together with a revised fee structure accounted for $2.3 million of the increase.

Other services fees rose $3.6 million for the first three months of 1996, amounting to $17.4 million compared with $13.8 million for the same quarter of 1995. Mortgage servicing fees were $1.0 million higher, largely as a result of the servicing portfolio acquired from Puerto Rico Home Mortgage. Letter of credit fees, credit card fees and fees related to the sale and administration of investment products added $1.6 million to this revenue category. Also, fees collected on the growing volume of transactions at point-of-sale (POS) terminals and other electronic banking services contributed additional income.

Other operating income increased $6.2 million, from $5.7 million for the first quarter of 1995 to $11.9 million for the same period in 1996. A portion of this increase is due to higher gains realized on the sale of rental units and daily rental income by the Corporation's leasing subsidiaries. Also, the investment banking services of BP Capital, acquired in April 1995, contributed $1.8 million to this revenue category. Equity One and Puerto Rico Home Mortgage accounted for additional income of $1.7 million from the sale of loans.

During the first three months of 1996, the Corporation realized gains on sale of securities and trading transactions amounting to $1.6 million, of which $0.7 million were in trading activities and $0.9 million from the sale of securities from the portfolio available-for-sale. The Corporation had a net loss of $4 thousand in these activities for the first three months of 1995.

OPERATING EXPENSES

Operating expenses increased $12.4 million or 10.5%, reaching $130.7 million for the first quarter of 1996, from $118.3 million for the same period in 1995, principally reflecting higher personnel costs, equipment expenses, net occupancy expense and professional fees related to the Corporation's ongoing strategic initiatives.

Personnel costs, the major component of operating expenses, totaled $67.8 million for the first three months of 1996, compared with $60.4 million for the same period in 1995, an increase of $7.4 million or 12.2%. Salary expenses increased $3.2 million or 7.8% to $44.7 million, compared with $41.5 million in 1995. This increase was due largely to annual merit increases, greater use of incentive payments for sales efforts, and business expansion. The salary expenses of BP Capital and Puerto Rico Home Mortgage accounted for $1.0 million of the increase. In addition, profit sharing expense rose $2.7 million primarily due to the improvement in Banco Popular's profitability ratios.

Pension and other benefits totaled $17.0 million for the quarter ended March 31, 1996, compared with $15.6 million for the same period a year ago. Most of the increase was experienced in Banco Popular, as a result of an expense of $1.2 million for staff uniforms in order to emphasize our corporate image at all branches. Pension costs and postretirement benefits rose $1.2 million while health insurance expense reflected an increase of $1.0 million. Moreover, the tax qualified savings plan implemented by Banco Popular during the second quarter of 1995 resulted in an additional expense of $0.2 million for this quarter. Partially offsetting these increases was the effect of a voluntary early retirement plan offered during last year which represented a total cost of $2.7 million for the first three months of 1995.

Other operating expenses, excluding personnel costs, increased $5.0 million, reaching $62.9 million for the first quarter of 1996, compared with $57.9 million for the same period in 1995. The operations of Puerto Rico Home Mortgage and BP Capital accounted for $1.1 million of the increase in other operating expenses. Net occupancy expense, equipment expenses, professional fees and business promotion grew a combined $7.9 million due to the investment needed to support the continuing growth of the Corporation's business activity, including costs related to the expansion of the electronic payment system, the growth in the network of POS terminals and the development of new products and services. Partially offsetting these increases, was a reduction in the FDIC assessment of $5.0 million, caused by a decrease in the assessment rate during the third quarter of 1995, when the Bank Insurance Fund (BIF) reached is statutory level.

Income tax expense rose $6.0 million from $11.3 million in the first quarter of 1995 to $17.3 million in the same quarter this year, primarily as a result of the growth in pre-tax earnings. The effective tax rate increased to 27.7% from 25.1%.

BALANCE SHEET COMMENTS

At March 31, 1996, the Corporation's total assets reached $15.8 billion, reflecting an increase of 20.9% when compared with $13.1 billion at March 31, 1995. Total assets at December 31, 1995 were $15.7 billion. Average assets for the first quarter of 1996 were $15.6 billion compared with $12.9 billion for the same period in 1995, an increase of 20.3%. Average assets for the year ended December 31, 1995 were $14.1 billion.

Earning assets at March 31, 1996 amounted to $14.8 billion compared with $12.2 billion at March 31, 1995 and $14.7 billion at December 31, 1995. Total loans amounted to $8.9 billion at March 31, 1996 compared with $8.0 billion a year ago. All loan categories showed increases. Commercial, including construction loans, increased from $3.1 billion at March 31, 1995 to $3.5 billion at March 31, 1996, a rise of $404 million or 13%. Mortgage loans rose $207 million or 9.2% as compared with March 31, 1995. Most of the increase was in Equity One, which rose $135 million. Mortgage loans amounted to $2.4 billion as of March 31, 1996, compared with $2.2 billion at March 31, 1995. Consumer loans increased $210 million or 9.7% and the lease financing portfolio rose $35.5 million or 7.4% as compared with March 31, 1995. Total loans at December 31, 1995 amounted to $8.7 billion.

Money market investments amounted to $661 million at March 31, 1996, compared with $52 million as of the same date in 1995. BP Capital had $658 million in money market investments at the end of this quarter. Investment securities as of March 31, 1996, totaled $5.0 billion compared with $4.1 billion as of March 31, 1995. Most of this growth was reflected at Banco Popular, where investment securities increased by $1 billion. These figures include $3.3 billion in investment securities available-for-sale as of March 31, 1996 and $1.1 billion as of March 31, 1995. In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting For Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio to the available-for-sale or trading portfolios before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. As a result of this window, at the end of 1995 the Corporation transferred $1.3 billion from securities held-to-maturity to available-for-sale. The increase of $288 million in the trading portfolio is mainly related to BP Capital and Puerto Rico Home Mortgage.

Total deposits were $10.2 billion at March 31, 1996, compared with $9.4 billion at March 31, 1995, an increase of $803 million. Most of the increase was attained at Banco Popular, where total deposits increased $757 million. Total deposits at December 31, 1995 were $9.9 billion.

Borrowings increased $1.6 billion, from $2.4 billion at March 31, 1995 to $4 billion at the end of the first quarter of 1996. This rise is mainly due to an increase of $1.3 billion in federal funds purchased and securities sold under agreements to repurchase due mainly to the arbitrage activities of BP Capital, that had $851 million in that liability category as of March 31,1996. Also, federal funds purchased and securities sold under agreements to repurchase in Banco Popular showed an increase of $503 million mainly due to arbitrage opportunities and asset/liability management strategies. In addition, the medium-term notes and the commercial paper issued by BanPonce Financial and the Corporation to finance the growth in the operation of their subsidiaries increased by $305 million.

Subordinated notes increased to $175 million, from $50 million outstanding a year ago, due to the issuance by the Corporation on December 12, 1995, of $125 million in notes carrying an interest rate of 6.75% and maturing on December 15, 2005. The proceeds obtained from this issuance were utilized to finance the growth and expansion of the Corporation's subsidiaries.

Stockholders' equity at March 31, 1996, amounted to $1.16 billion, compared with $1.04 billion at March 31, 1995. The increase is mainly due to earnings retention and to a decrease in unrealized losses on securities available-for-sale. The Corporation's stockholders' equity at March 31, 1996 and 1995 includes $19 thousand and $7.7 million, respectively, net of deferred taxes, in unrealized holding losses on securities available-for-sale. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $3.7 million in additional capital since March 31, 1995. Stockholders' equity at December 31, 1995 amounted to $1.14 billion.

The market value of the Corporation's common stock at March 31, 1996 was $46.25 per share, compared with $31.50 at March 31, 1995 and $38.75 at December 31, 1995. The Corporation's total market capitalization at March 31, 1996 was $1.5 billion. Book value per common share increased to $32.13 as of March 31, 1996, compared with $28.55 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended March 31, 1996 was 22.96%, compared with 25.94% for the same quarter last year.

On April 26, 1996, the Board of Directors of the Corporation authorized a stock split in the form of a stock dividend of one share for each share outstanding of BanPonce common stock, bringing total outstanding shares to 66,001,180. The new shares will be distributed on July 1, 1996 to the shareholders of record on June 14, 1996.

The Board also approved an increase of the quarterly cash dividends to $0.18 per common share for the third quarter of 1996. This represents an increase of 20 percent over the $0.15 per share, after adjustment to reflect the split, paid in previous quarterly cash dividends. The dividend is payable on July 1, 1996 to shareholders of record on June 14, 1996.

The market value of the Corporation's preferred stock at March 31, 1996, was $27.25 per share, compared with $25.50 at March 31, 1995, and $27.25 at December 31, 1995.

The Corporation's Tier I, total capital and leverage ratios at March 31, 1996 were 11.96%, 14.68% and 6.65%, respectively, compared with 12.31%, 13.72% and 7.31%, at March 31, 1995.

Part II - Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit No.           Description Exhibit                 Reference
        -----------           -------------------                 ---------

            19      Quarterly Report to shareholders for the      Exhibit "A"
                      period ended March 31, 1996

            27      Financial Data Schedule (for SEC use only)    Exhibit "B"


     b) One report on Form 8-K was filed for the quarter ended March 31, 1996:

        Dated:             January 11, 1996

        Item reported:     Item 5 - Other Events
                           Item 7 - Financial Statements, Pro-Forma, Financial
                                    Information and Exhibits

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned duly authorized.


                                            BANPONCE CORPORATION
                                              (Registrant)


Date: 05/08/96                              By:  /s/ JORGE A. JUNQUERA
                                                 -------------------------------
                                                 Jorge A. Junquera
                                                 Senior Executive Vice President





Date: 05/08/96                              By:  /s/ AMILCAR L. JORDAN
                                                 -------------------------------
                                                 Amilcar L. Jordan, Esq.
                                                 Senior Vice President
                                                 & Comptroller