Form 10-Q
period 1996-06-30
BANPONCE CORP
filed 1996-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996              Commission file number  0 - 13818
                   -------------                                      ---------

                              BANPONCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Puerto Rico                                               66-041-6582
- ------------------------                                     -------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

                            Popular Center Building
                       209 Munoz Rivera avenue, Hato Rey
                          San Juan, Puerto Rico 00918
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code   (787) 765-9800
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
                           Yes   X              No
                               -----               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                        66,048,673
- ----------------------------          ----------------------------------------
      (Title of Class)               (Shares Outstanding as of August 13, 1996)

                              BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                              Page
                                                                            ----
   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  June 30, 1996 and December 31, 1995.                        3

                 Unaudited consolidated statements of income -
                  Quarters and Semesters ended June 30, 1996 and 1995.        4

                 Unaudited consolidated statements of cash
                  flows - Semesters ended June 30, 1996 and 1995.             5

                 Notes to unaudited consolidated financial statements.      6-13

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.             14-24

Part II - Other Information

    Item 1.  Legal proceedings - None                                       N/A

    Item 2.  Changes in securities - None                                   N/A

    Item 3.  Defaults upon senior securities - None                         N/A

    Item 4.  Submission of matters to a vote of
                security holders                                             25

    Item 5.  Other information - None                                       N/A

    Item 6.  Exhibits and reports on Form 8-K                                25

      ---    Signature                                                       26

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                             June 30,              December 31,
(In thousands)                                                                1996                     1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                   $   524,344               $   458,173
- ---------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                              898,041                   796,417
 Time deposits with other banks                                                 3,236                       100
 Banker's acceptances                                                           1,555                     2,202
- ---------------------------------------------------------------------------------------------------------------
                                                                              902,832                   798,719
- ---------------------------------------------------------------------------------------------------------------

Investment securities held to maturity, at cost                             1,694,764                 1,651,344
Investment securities available-for-sale, at market                         3,127,423                 3,209,974
Trading account securities, at market value                                   329,256                   330,674
Loans held-for-sale                                                           153,278                   112,806
Loans                                                                       9,456,881                 8,883,963
 Less - Unearned income                                                       330,827                   319,285
        Allowance for loan losses                                             178,330                   168,393
- ---------------------------------------------------------------------------------------------------------------
                                                                            8,947,724                 8,396,285
- ---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        340,358                   325,203
Other real estate                                                               3,611                     7,807
Customer's liabilities on acceptances                                           1,650                     2,208
Accrued income receivable                                                     118,774                   113,539
Other assets                                                                  164,035                   125,742
Intangible assets                                                             134,088                   142,977
- ---------------------------------------------------------------------------------------------------------------
                                                                          $16,442,137               $15,675,451
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                                                   $ 2,140,105               $ 2,021,658
  Interest bearing                                                          8,436,843                 7,855,004
- ---------------------------------------------------------------------------------------------------------------
                                                                           10,576,948                 9,876,662
Federal funds purchased and securities sold
 under agreements to repurchase                                             2,747,186                 3,000,878
Other short-term borrowings                                                   802,364                   454,707
Notes payable                                                                 692,435                   730,428
Senior debentures                                                              30,000                    30,000
Acceptances outstanding                                                         1,650                     2,208
Other liabilities                                                             279,416                   263,871
- ---------------------------------------------------------------------------------------------------------------
                                                                           15,129,999                14,358,754
- ---------------------------------------------------------------------------------------------------------------
Subordinated notes                                                            125,000                   175,000
- ---------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                              100,000                   100,000
 Common stock                                                                 396,007                   197,692
 Surplus                                                                      479,059                   427,282
 Retained earnings                                                            217,725                   350,480
 Unrealized losses (gains) on securities available-for-sale, net of
  deferred taxes                                                               (5,653)                   16,243
 Capital reserves                                                                                        50,000
- ---------------------------------------------------------------------------------------------------------------
                                                                            1,187,138                 1,141,697
- ---------------------------------------------------------------------------------------------------------------
                                                                          $16,442,137               $15,675,451
===============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Quarter ended             For the six  months ended
                                                                       June 30,                         June 30,

(Thousands of dollars except per share amounts)                1996                1995           1996            1995
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                       $226,027            $200,530       $443,274        $391,080
 Money market investments                                      10,882               3,596         19,555           4,582
 Investment securities                                         68,442              63,567        140,387         122,135
 Trading account securities                                     4,624               1,125          9,686           1,240
- ------------------------------------------------------------------------------------------------------------------------
                                                              309,975             268,818        612,902         519,037
- ------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                      86,693              84,585        169,689         161,650
 Short-term borrowings                                         41,625              29,246         84,555          54,620
 Long-term debt                                                13,449              12,867         27,990          23,119
- ------------------------------------------------------------------------------------------------------------------------
                                                              141,767             126,698        282,234         239,389
- ------------------------------------------------------------------------------------------------------------------------

Net interest income                                           168,208             142,120        330,668         279,648
Provision for loan losses                                      21,672              12,646         42,945          24,344
- ------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                              146,536             129,474        287,723         255,304
Service charges on deposit accounts                            21,389              19,552         42,465          37,642
Other service fees                                             19,408              15,565         36,788          29,376
Gain(loss) on sale of securities                                  (20)                 66            709             112
Trading account profit (loss)                                  (1,383)                350           (445)            300
Other operating income                                          9,921               4,839         21,790          10,495
- ------------------------------------------------------------------------------------------------------------------------
                                                              195,851             169,846        389,030         333,229
- ------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                      46,112              42,681         90,864          84,211
 Profit sharing                                                 5,685               6,506         11,755           9,833
 Pension and other benefits                                    15,654              15,122         32,635          30,683
- ------------------------------------------------------------------------------------------------------------------------
                                                               67,451              64,309        135,254         124,727
 Net occupancy expense                                          8,596               8,254         17,914          16,022
 Equipment expenses                                            11,806               9,953         23,580          19,337
 Other taxes                                                    5,466               5,094         11,429          10,725
 Professional fees                                             10,993               9,218         20,909          16,772
 Communications                                                 6,497               5,689         12,813          11,292
 Business promotion                                             6,027               4,170         11,419           7,962
 Printing and supplies                                          3,020               2,517          5,943           5,298
 Other operating expenses                                       7,458              10,414         14,198          20,865
 Amortization of intangibles                                    4,530               5,104          9,084          10,040
- ------------------------------------------------------------------------------------------------------------------------
                                                              131,844             124,722        262,543         243,040
- ------------------------------------------------------------------------------------------------------------------------

Income before taxes                                            64,007              45,124        126,487          90,189
Income taxes                                                   17,952              11,063         35,290          22,387
- ------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $ 46,055            $ 34,061       $ 91,197        $ 67,802
========================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                        $ 43,967            $ 31,973       $ 87,022        $ 63,627
========================================================================================================================

EARNINGS PER COMMON SHARE:                                   $   0.67            $   0.49       $   1.32        $   0.97
                                                             ========            ========       ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              For the six months ended
                                                                                      June 30,
(In thousands)                                                            1996                      1995
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                          $   91,197               $    67,802
- ----------------------------------------------------------------------------------------------------------

  Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and amortization of premises and equipment                 24,132                    21,008
  Provision for loan losses                                               42,945                    24,344
  Amortization of intangibles                                              9,084                    10,040
  Gain on sale of investment securities available-for-sale                  (709)                     (112)
  (Gain)loss on disposition of premises and equipment                         (7)                      199
  Amortization of premiums and accretion of discounts on investments       4,647                    (1,764)
  (Increase)decrease in loans held-for-sale                              (40,472)                    3,751
  Amortization of deferred loan fees and costs                             3,303                     1,280
  Net increase in postretirement benefit obligation                        4,493                     4,009
  Net decrease(increase)in trading securities                              1,418                   (36,183)
  Net increase in interest receivable                                     (5,235)                  (12,830)
  Net (increase) decrease in other assets                                (15,803)                    1,267
  Net increase (decrease) in interest payable                              3,390                    (1,203)
  Net decrease in current and deferred taxes                             (22,196)                  (11,539)
  Net increase(decrease) in other liabilities                             13,228                      (494)
- ----------------------------------------------------------------------------------------------------------

Total adjustments                                                         22,218                     1,773
- ----------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                113,415                    69,575
- ----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase)decrease in money market investments                     (104,113)                  213,776
 Purchases of investment securities held-to-maturity                  (5,620,734)              (10,727,840)
 Maturities of investment securities held-to-maturity                  5,566,537                10,333,862
 Purchases of investment securities available-for-sale                (3,263,947)                 (413,993)
 Maturities of investment securities available-for-sale                1,580,601                    24,097
 Sales of investment securities available-for-sale                     1,743,400                   152,217
 Net disbursements on loans                                             (638,924)                 (604,324)
 Proceeds from sale of loans                                             158,297                   173,969
 Acquisition of  loan portfolios                                        (113,475)                  (39,231)
 Assets acquired, net of cash                                                 -0-                  (29,189)
 Acquisition of premises and equipment                                   (39,805)                  (27,185)
 Proceeds from sale of premises and equipment                                526                     4,155
- ----------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                   (731,637)                 (939,686)
- ----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                700,286                   412,124
 Net deposits acquired                                                        -0-                  163,637
 Net decrease in federal funds purchased and
  securities sold under agreements to repurchase                        (253,693)                  (93,906)
 Net increase in other short-term borrowings                             347,656                   177,132
 Proceeds from issuance of notes payable                                 394,662                   306,757
 Payments of notes payable                                              (432,655)                 (107,505)
 Payments of subordinated notes                                          (50,000)
 Dividends paid                                                          (23,952)                  (20,601)
 Proceeds from issuance of common stock                                    2,089                     1,577
- ----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                684,393                   839,215
- ----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and due from banks                        66,171                   (30,896)
Cash and due from banks at beginning of period                           458,173                   442,316
- ----------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                              $  524,344               $   411,420
==========================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc. (second tier subsidiaries) and Equity One, Inc.; and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of June 30, 1996 and December 31, 1995, and their related statements of income and cash flows for the six-months ended June 30, 1996 and 1995. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1996 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the six-month period ended June 30,1996, no impairment recognition was necessary under this pronouncement.

Effective January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." This statement requires that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Also, it requires mortgage banking enterprises to assess capitalized mortgage servicing rights for impairment based on the fair value of those rights. Pursuant to the provisions of SFAS 122, the total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights are amortized in proportion to and over the periods of estimated net servicing income.

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of June 30, 1996, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $24,112, $29,574 and $64, respectively. For the quarter and six-month period ended June 30, 1996, the Corporation realized additional income of $1,115 and $1,610, respectively, as a result of the adoption of this pronouncement.

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

Banco Popular provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarter and six-month period ended June 30, 1996, the Corporation recognized $111 and $214, respectively, related to this plan.

Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements address the accounting by creditors for impairment of certain loans and require that impaired loans as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the loan's observable market price or, on the fair value of the collateral if the loan is collateral dependent. As of June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $89,818 (1995 - $89,208) of which $54,947 (1995 - $49,507) had a related allowance for possible loan losses of $15,157 (1995 - $9,709). Average impaired loans during the quarter and the first six months of 1996 were $84,796 and $85,302, respectively. The Corporation recognized interest income on impaired loans of $687, and $1,588, respectively, for the quarter and six-month period ended June 30, 1996.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of June 30, 1996 and market value for the following investment securities are:

Investment securities held-to-maturity:

                                                                                    June 30,
                                                                     1996                              1995
                                                          Amortized                         Amortized
                                                            Cost         Market Value         Cost        Market Value
                                                         -------------------------------------------------------------
U.S. Treasury (average maturity of
  10 months)                                             $  923,106       $  923,664       $2,318,157       $2,324,459
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 6 months)                                     210,600          209,506          247,333          245,097
Obligations of Puerto Rico, States and
  political subdivisions (average
  maturity of 2 years and 3 months)                         220,456          222,090          215,185          219,866
Collateralized mortgage obligations (average
  maturity of 1 year and 5 months)                          223,416          221,881          409,640          404,225
Mortgage-backed securities (average
  maturity of 4 years and 7 months)                          57,048           56,150          138,618          137,731
Equity securities (without contractual maturity)             47,674           47,674           43,558           43,558
Others (average maturity of 6 years and 3 months)            12,464           12,484           12,202           12,237
                                                         -------------------------------------------------------------
                                                         $1,694,764       $1,693,449       $3,384,693       $3,387,173
                                                         =============================================================

Investment securities available-for-sale:

                                                                                    June 30,
                                                                     1996                              1995
                                                          Amortized                         Amortized
                                                            Cost         Market Value         Cost        Market Value
                                                         -------------------------------------------------------------
U.S. Treasury (average maturity
 of 1 year and 3 months)                                 $2,461,354       $2,457,654       $  678,002       $  679,583
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 8 months)                           146,977          146,064          150,135          151,110
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 8 months)                                    24,924           24,814           31,154           31,201
Collateralized mortgage obligations (average
  maturity of 2 years and 9 months)                         188,470          187,742           41,953           41,826
Mortgage-backed securities (average
  maturity of 16 years and 9 months)                        266,433          261,648          215,082          214,722
Equity securities (without contractual
  maturity)                                                  27,257           31,531           24,980           29,349
Others (average maturity of 13 years
  and 10 months)                                             18,050           17,970           38,484           38,501
                                                         -------------------------------------------------------------

                                                         $3,133,465       $3,127,423       $1,179,790       $1,186,292
                                                         =============================================================


NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $2,677,352 (1995 - $2,523,419) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1996, amounted to $19,302 and $121,204. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying unaudited financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES

Subordinated notes consist of the following:


                                                                                   June 30,
                                                                              1996           1995
                                                                           -----------------------
         Subordinated notes issued by the Corporation on
           December 12, 1995, maturing on December 15,
           2005, with interest payable semi-annually at 6.75%              $125,000
                                                                           -----------------------
         Subordinated notes issued by Banco Popular on March
           29, 1989, which matured on June 15, 1996, with
           interest payable quarterly and consisting of:

         8.875% Fixed Rate Notes series A                                                  $15,000

         8.6875% Fixed Rate Notes series B                                                  15,000

         Floating Rate Notes series A with interest
           payable at 88% of LIBID rate                                                     19,000

         Floating Rate Notes series B with interest
           payable at 86% of LIBID rate                                                      1,000
                                                                           -----------------------
                                                                                            50,000
                                                                           -----------------------
                                                                           $125,000        $50,000
                                                                           =======================


NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 66,001,180 are issued and outstanding at June 30, 1996. On April 26,1996, the Corporation's Board of Directors authorized a stock split of one share for each share outstanding effected in the form of a dividend, effective July 1, 1996. As a result of the split, 33,000,590 shares were issued, increasing the number of shares outstanding to 66,001,180 as of July 1, 1996, and $198,004 were transferred from retained earnings to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, are issued and outstanding at June 30, 1996.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $43,967 for the second quarter of 1996 (1995 - $31,973) and $87,022 for the six months ended June 30, 1996 (1995 -
$63,627), after deducting the dividends on preferred stock. EPS are based on 66,001,180 average shares outstanding for the second quarter of 1996 (1995 - 65,787,936) and 65,975,526 average shares outstanding for the first six months of 1996 (1995 - 65,760,742), after restating for the stock split.

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-month period ended June 30, 1996, the Corporation paid interest and income taxes amounting to $276,030 and $56,790, respectively (1995 - $233,396 and $28,750). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 1996, amounted to $1,150 and $2,436, respectively (1995 - $1,843, and $4,084). The
Corporation's stockholders' equity at June 30, 1996 includes $5,653, net of deferred taxes, in unrealized holding losses on securities available-for-sale, as compared with unrealized holding gains of $4,262 at June 30, 1995.

NOTE 10 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF
           BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp, including its wholly owned subsidiaries: Pioneer Bancorp, Inc. and Banco Popular, FSB (second tier subsidiaries) and Equity One, Inc. as of June 30, 1996 and 1995, and the results of their operations for the six month periods ended June 30, 1996 and 1995.

                         POPULAR INTERNATIONAL BANK, INC.
                             STATEMENT OF CONDITION
                                 (In thousands)

                                                              June 30,
                                                              --------
                                                       1996             1995
                                                       ----             -----
Assets:

Cash                                              $   17,960       $   30,400
Money market investments                              40,453           29,954
Investment securities                                200,372          299,104
                                                  ----------       ----------

Loans                                              1,328,947          995,947
Less: Unearned income                                 45,148           38,636
      Allowance for loan losses                       18,793           14,091
                                                  ----------       ----------
                                                   1,265,006          943,220

Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                      68,798           63,948
                                                  ----------       ----------

   Total assets                                   $1,592,589       $1,366,626
                                                  ==========       ==========

Liabilities and Stockholder's Equity:

Deposits                                          $  576,487       $  520,203
Short-term borrowings                                308,615          104,860
Notes payable                                        519,771          579,214
Other liabilities                                     42,007           35,395
Stockholder's equity                                 145,709          126,954
                                                  ----------       ----------

   Total liabilities and stockholder's equity     $1,592,589       $1,366,626
                                                  ==========       ==========

                        POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                 (In thousands)



                                            Quarter ended                  Six months ended
                                               June 30,                        June 30,

                                          1996         1995             1996             1995
                                          ----         ----             ----             ----
Income:

Interest and fees                       $36,926      $29,502          $72,267          $55,453
Other service fees                        6,343        2,857           10,537            5,756
                                        -------      -------          -------          -------

   Total income                          43,269       32,359           82,804           61,209
                                        -------      -------          -------          -------

Expenses:

Interest expense                         19,708       16,717           39,527           31,342
Provision for loan losses                 4,202        1,900            7,012            3,454
Operating expenses                       10,726        9,115           20,978           17,159
                                        -------      -------          -------          -------

   Total expenses                        34,636       27,732           67,517           51,955
                                        -------      -------          -------          -------

Income before income tax                  8,633        4,627           15,287            9,254
Income tax                                3,337        1,912            6,007            3,798
                                        -------      -------          -------          -------

   Net income                           $ 5,296      $ 2,715          $ 9,280          $ 5,456
                                        =======      =======          =======          =======

NOTE 11 - BANPONCE FINANCIAL CORP (A SECOND TIER SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp and its wholly-owned subsidiaries Pioneer Bancorp Inc.,Banco Popular, FSB and Equity One, Inc. (second tier subsidiary) as of June 30, 1996, and 1995 and the results of their operations for the six month periods ended June 30, 1996 and 1995.


                            BANPONCE FINANCIAL CORP
                             STATEMENT OF CONDITION
                                 (In thousands)


                                                               June 30,
                                                               --------
                                                         1996            1995
                                                         ----            ----
Assets:

Cash                                                $   17,950      $   30,390
Money market investments                                39,477          28,883
Investment securities                                  200,372         299,104
                                                    ----------      ----------

Loans                                                1,328,947         995,947
Less: Unearned income                                   45,148          38,636
      Allowance for loan losses                         18,793          14,091
                                                    ----------      ----------
                                                     1,265,006         943,220

Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                        68,536          63,939
                                                    ----------      ----------

   Total assets                                     $1,591,341      $1,365,536
                                                    ==========      ==========

Liabilities and Stockholder's Equity:

Deposits                                            $  576,487      $  520,203
Short-term borrowings                                  308,615         104,860
Notes payable                                          519,771         579,214
Other liabilities                                       41,992          35,383
Stockholder's equity                                   144,476         125,876
                                                    ----------      ----------

   Total liabilities and stockholder's equity       $1,591,341      $1,365,536
                                                    ==========      ==========

                            BANPONCE FINANCIAL CORP
                              STATEMENT OF INCOME
                                 (In thousands)


                                          Quarter ended                Six months ended
                                             June 30,                       June 30,

                                      1996          1995             1996             1995
                                      ----          ----             ----             ----
Income:

Interest and fees                   $36,910       $29,486          $72,234          $55,424
Other service fees                    6,343         2,857           10,537            5,756
                                    -------       -------          -------          -------

   Total income                      43,253        32,343           82,771           61,180
                                    -------       -------          -------          -------

Expenses:

Interest expense                     19,708        16,717           39,527           31,342
Provision for loan losses             4,202         1,900            7,012            3,454
Operating expenses                   10,748         9,089           21,024           17,109
                                    -------       -------          -------          -------

   Total expenses                    34,658        27,706           67,563           51,905
                                    -------       -------          -------          -------

Income before income tax              8,595         4,637           15,208            9,275
Income tax                            3,337         1,912            6,007            3,798
                                    -------       -------          -------          -------

   Net income                       $ 5,258       $ 2,725          $ 9,201          $ 5,477
                                    =======       =======          =======          =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial condition and performance of BanPonce Corporation and its wholly-owned subsidiaries (the Corporation). BanPonce Corporation is a regional diversified, bank holding company engaged in the following businesses through its subsidiaries.

         - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (Banco Popular), Pioneer Bank, Inc. and Banco Popular, FSB

         - Lease Financing - Popular Leasing and Rental, Inc. and Vehicle Equipment Leasing Company, Inc. (VELCO)

         -       Mortgage Banking/Consumer Finance -  Equity One, Inc. (Equity
                 One), Popular Mortgage, Inc. (d/b/a Puerto Rico Home Mortgage), and Popular Consumer Services, Inc.

         -       Investment Banking - BP Capital Markets, Inc. (BP Capital)

                 This financial review should be read together with the consolidated financial statements, supplemental financial data and tables contained in this quarterly report.

NET INCOME

The Corporation's net income for the second quarter of 1996 reached $46.1 million, compared with $34.1 million reported for the same period in 1995, and $45.1 million reported for the first quarter of 1996. Earnings per common share
(EPS) for the quarter, after adjusting for the stock split effected in the form of a dividend of one share for each share outstanding effective July 1, 1996, were $0.67, based on 66,001,180 average shares outstanding. EPS for the second quarter of 1995 were $0.49, based on 65,787,936 average shares outstanding, while EPS for the first quarter of 1996 were $0.65, based on 65,949,872 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 1996, were 1.16% and 16.56%, respectively, compared with 1.00% and 13.47%, reported for the same quarter of 1995 and 1.17% and 16.39% for the first quarter of 1996.

Of the $12 million increase in net income when compared with the same quarter last year, $4.6 million were attained at Banco Popular and $3.2 million at the holding company. The U.S. subsidiaries of the Corporation contributed $2.5 million to the increase, while the other subsidiaries of the group contributed the remaining $1.7 million of the increase in net income.

By major income statement component, the increase of $12 million in net income for the second quarter of 1996 was the result of a growth of $26.1 million in the net interest income, higher non-interest revenues by $8.9 million, partially offset by increases of $9.0 million in the provision for loan losses, $7.1 million in operating expenses and $6.9 million in the income tax expense.

For the six-month period ended June 30, 1996, the Corporation reported net earnings of $91.2 million, an increase of 34.5% when compared to the $67.8 million in net earnings reported for the same period of 1995. EPS for both periods were $1.32 and $0.97, respectively, based on

65,975,526 average shares outstanding for the first six months of 1996 and 65,760,742 for the same period in 1995. ROA and ROE for the six-month period ended June 30, 1996, were 1.16% and 16.48%, respectively, compared with 1.03% and 13.71% reported in 1995.

NET INTEREST INCOME

The principal source of earnings for the Corporation, net interest income, rose $26.1 million or 18.4% for the second quarter of 1996, reaching $168.2 million. On a taxable equivalent basis, net interest income increased to $180.5 million from $152.7 million in the second quarter of 1995 and $174.5 million in the first quarter of 1996. This rise was the effect of a $21.4 million increase due to a higher volume of earning assets and a $6.4 million increase due to a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. The highest marginal tax rate in Puerto Rico, the Corporation's principal place of business, was reduced from 42% in 1995 to 39% in 1996.

Average earning assets increased to $15.0 billion for the quarter ended June 30, 1996, compared with $12.8 billion for the same quarter of 1995. The categories that had the greater impact on the increase were loans, money market investments and investment securities, which rose $943 million, $589 million and $408 million, respectively.

Average money market investments reached $858 million for the second quarter of 1996, compared with $269 million for the same period of 1995. This increase was mainly reflected at BP Capital, which was acquired during the second quarter of 1995. Average investment securities reached $4.8 billion compared with $4.4 billion in the same quarter in 1995. Banco Popular was the principal contributor to this increase with a rise of $536 million. The rise in investment securities realized at Banco Popular was mostly in U.S. Treasury and Agencies securities, whose income is exempt from income taxes in Puerto Rico.

The average balance of trading account securities for the three-month period ended June 30, 1996, totaled $341 million compared with $76 million reported for the same quarter last year. The investment banking operation of BP Capital with an average balance of $226 million during the quarter and Puerto Rico Home Mortgage with $108 million, were responsible for most of the increase.

The Corporation had an increase of $943 million or 11.7% in total average loans for the second quarter of 1996, compared with the same quarter last year. All major loan categories showed increases. Commercial loans, including construction, rose $455 million, consumer loans grew $234 million, mortgage loans increased $232 million and lease financings rose $22 million.

The yield on earning assets, on a taxable equivalent basis, for the second quarter of 1996 averaged 8.61%, compared with 8.74% for the same period in 1995.

The average yield on investment securities, on a taxable equivalent basis, was 6.61% for the three-month period ended June 30, 1996, compared with 6.63% in the second quarter of 1995. The average yield on money market investments decreased from 5.34% during the second quarter of

1995 to 5.09% in the same period of 1996. The average yield, on a taxable equivalent basis, of the trading portfolio was 5.78% compared with 6.91% for the second quarter of 1995.

The average yield on loans for the second quarter of 1996, on a taxable equivalent basis, increased to 10.11%, from 10.01% for the same quarter last year, despite a decrease in the average yield on commercial loans. The taxable equivalent yield of the commercial loan portfolio decreased 24 basis points this quarter, averaging 8.92% compared with 9.16% in the same quarter in 1995. The reduction of 25 basis points in the prime rate during the latter part of 1995 and a further decrease of 25 basis points during the first quarter of 1996, were the main reasons for this decrease. The average yield on consumer loans increased to 12.84% from 12.38% in the second quarter of 1995. The average yields on mortgage loans, on a taxable equivalent basis, for the second quarter of 1996 and 1995 were 8.61% and 8.39%, respectively.

Average interest-bearing liabilities of the Corporation were $12.5 billion for the quarter ended June 30, 1996, compared with $10.6 billion for the same period of 1995. Average interest-bearing deposits increased $655 million, mostly in certificates of deposits and other time deposits which grew $414 million, reaching $4.2 billion for the second quarter of 1996. Savings accounts also increased by $198 million during the quarter, averaging $3.1 billion during the second quarter of 1996. Average demand deposits grew by $204 million from $1.9 billion to $2.1 billion.

The average costs of interest-bearing deposits for the quarters ended June 30, 1996 and 1995 were 4.13% and 4.36%, respectively. The decrease of 23 basis points was attributed to lower costs on certificates of deposit and NOW and money market deposits. The average cost on certificates of deposit and other time deposits for the second quarter of 1996 was 5.19%, down from 5.56% reported for the same quarter of 1995. The average cost of NOW and money market deposits declined 64 basis points, reaching 3.26% in the second quarter of 1996. The average cost of savings accounts increased slightly to 3.01% compared with 2.97% reported for the second quarter of 1995.

Average short-term borrowings increased $1.2 billion this quarter compared with the quarter ended on June 30, 1995. The increase was mainly realized by BP Capital, with an $809 million increase in its average balance. The average cost of short-term borrowings for the quarter ended June 30, 1996, decreased 49 basis points to 4.98%, from 5.47% in the same quarter of 1995.

Despite the lower taxable equivalent yield on earning assets for the quarter and the diluting effect of BP Capital's net interest yield of approximately 50 basis points, the net interest yield of the Corporation, on a taxable equivalent basis, for the second quarter of 1996 rose to 4.85% from 4.80% in the same quarter of 1995. This improvement resulted from a reduction of 18 basis points in the average cost of funding earning assets, which decreased from 3.94% in the second quarter of 1995 to 3.76% in this quarter just ended.

A summary of the net interest yield, on a taxable equivalent basis, for the six-month periods ended June 30, 1996 and 1995 is presented on Table A below. The rise of $55.2 million in the net interest income, on a taxable equivalent basis, results principally from the higher volume of average earning assets together with the lower cost of funding earning assets. The net interest yield, on a taxable equivalent basis, for the first six months of 1996 averaged 4.83% compared with 4.85% for the same period in 1995.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                                First Six Months
- ---------------------------------------------------------------------------------------
                                        1996 Average                   1995 Average
                                    ---------------------------------------------------
                                     Balance       Rate           Balance         Rate
                                    ---------------------------------------------------
Earning assets                       $14,825       8.62%          $12,443         8.71%
                                     =======                      =======

Financed by:
 Interest                            $12,337       4.55%          $10,213         4.70%
 bearing funds

Non interest
 bearing funds                         2,488                        2,230
                                     -------                      -------

  TOTAL                              $14,825       3.79%          $12,443         3.86%
                                     =======                      =======

Net interest income
 per books                           $ 330.7                      $ 279.6
Taxable equivalent
 adjustment                             24.3                         20.2
                                     -------                      -------

Net interest income on a
 taxable equivalent basis            $ 355.0                      $ 299.8
                                     =======                      =======

Spread                                             4.07%                          4.01%
Net interest yield                                 4.83%                          4.85%

As of this writing, the U.S. Congress approved legislation that would increase the federal minimum wage and repeal Section 936 of the U.S. Internal Revenue Code. The legislation has not yet been signed into law by the President. In general terms, Section 936 provides U.S. corporations operating in Puerto Rico ("936 Corporations") with a tax credit against the federal tax liability on income derived from business operations and investment income in Puerto Rico. The proposed legislation phases out the Section 936 tax credits throughout a 10-year period. The tax-exempt status of passive investment in Puerto Rico made by 936 Corporations, which would be repealed retroactively as of July 1, 1996 if the legislation is approved, has created a local money market (the "936 funds market") whose cost is usually below that of the U.S. mainland or the Eurodollar market. The volume of the 936 funds market could be reduced substantially during the Corporation's current fiscal year, if the proposed legislation is finally approved in its present form. The Corporation is currently a recipient of 936 funds and as of June 30, 1996, had a balance of $2.9 billion in 936 funds, representing 19.15% of total liabilities.
Management believes that the main impact of the legislation, if signed into law, would be a moderate net increase in the Corporation's cost of funds. The anticipated rise in the cost of funds is expected to be partially offset by a decrease in the cost of complying with various investment requirements mandated by local regulations to all recipients of 936 funds.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses amounted to $21.7 million for the second quarter of 1996, a rise of $9.0 million over the $12.7 million recorded for the same period of 1995. For the six-month period ended June 30, 1996, the provision for loan losses totaled $42.9 million, an increase of $18.6 million from $24.3 million recorded for the first six months of 1995. The provision for loan losses for the six-month period ended June 30, 1996, represented 130% of net charge-offs compared with 125% for the same period of 1995. Among the factors responsible for this increase are the growth of $1.1 billion in the Corporation's loan portfolio from June 30, 1995, to the same date this year and increases in net charge-offs and non-performing assets.

Net charge-offs for the quarter ended June 30, 1996, reached $18.1 million or 0.80% of average loans, compared with $11.4 million or 0.56% for the same quarter in 1995, and $14.9 million or 0.68% for the quarter ended on March 31, 1996. Consumer loans net charge-offs increased $3.6 million as compared with the second quarter of 1995 and lease financing net charge-offs rose $2.2 million. Consumer loans net charge-offs totaled $7.2 million or 1.19% of average consumer loans for the quarter ended June 30, 1996, while lease financing net losses amounted to $2.9 million or 2.29%. Within the consumer category, credit cards experienced an increase of approximately $1 million in credit losses during the second quarter of 1996, mostly in the portfolio that the Corporation maintains in the U.S. mainland. Economic factors such as the increase in personal bankruptcies in 1996 and a rising trend in consumer debt as a percentage of disposable personal income, contributed to the higher level of net credit losses in the consumer loan portfolio. Total commercial loans net charge-offs rose $0.6 million, from $6.5 million in the second quarter of 1995 to $7.1 million this quarter. Construction and mortgage loans net charge-offs grew by $0.2 million and $0.1 million, respectively, during this quarter.

TABLE B


- -------------------------------------------------------------------------------
Quarter                    Provision for            Net           Allowance for
 Ended                      Loan Losses         Charge Offs        Loan Losses
- -------------------------------------------------------------------------------
                                               (In millions)
June 30, 1996                  $21.7                $18.1              $178
March 31, 1996                  21.3                 14.9               175
December 31, 1995               21.2                 17.3               168
September 30, 1995              19.0                 13.3               164
June 30, 1995                   12.7                 11.4               159

For the six-month period ended June 30, 1996, net charge-offs showed an increase of $13.6 million, from $19.4 million reported for the same date of 1995. Consumer loans and lease financing net charge-offs reflected increases of $6.4 million and $4.1 million, respectively, while commercial loans net charge-offs rose $2.8 million. Mortgage loans net credit losses exceeded the amount for the first six months of 1995 by $0.3 million, while construction loans presented a small decline of $43,000.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                      Second Quarter                First Six Months
(Dollars in thousands)                           1996               1995           1996           1995
- --------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $174,724           $157,467       $168,393       $153,798
Provision for loan losses                        21,672             12,646         42,945         24,344
                                               ---------------------------------------------------------
                                                196,396            170,113        211,338        178,142
                                               ---------------------------------------------------------

Losses charged to the allowance
  Commercial                                      9,185              8,080         18,400         12,935
  Construction                                      500                500          1,193          1,500
  Lease financing                                 4,869              1,609          8,194          2,804
  Mortgage                                          459                326          1,056            662
  Consumer                                       10,668              7,802         20,181         14,760
                                               ---------------------------------------------------------
                                                 25,681             18,317         49,024         32,661
                                               ---------------------------------------------------------

Recoveries
  Commercial                                      2,045              1,518          5,904          3,273
  Construction                                       21                232             22            286
  Lease financing                                 1,962                860          2,909          1,573
  Mortgage                                           81                 48            193            127
  Consumer                                        3,506              4,280          6,988          7,994
                                               ---------------------------------------------------------
                                                  7,615              6,938         16,016         13,253
                                               ---------------------------------------------------------
Net loans charged-off                            18,066             11,379         33,008         19,408
                                               ---------------------------------------------------------
Balance at end of period                       $178,330           $158,734       $178,330       $158,734
                                               =========================================================

 Allowance for losses to loans                     1.92%              1.94%          1.92%          1.94%
 Allowance to non-performing assets              117.24             107.09         117.24         107.09
 Allowance to non-performing loans               122.27             117.09         122.27         117.09
 Non-performing assets to loans                    1.64               1.81           1.64           1.81
 Non-performing assets to total assets             0.93               1.02           0.93           1.02
 Net charge-offs to average loans                  0.80               0.56           0.74           0.49
 Provision to net charge-offs                      1.20x              1.11x          1.30x          1.25x
 Net charge-offs earnings coverage                 4.74               5.08           5.13           5.90

At June 30, 1996, the allowance for loan losses reached $178 million, representing 1.92% of loans, compared with $159 million or 1.94% at June 30, 1995. Management considers that the allowance for loan losses is adequate to absorb the potential write-offs in the loan portfolio based on the methodology established for its evaluation, which includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews, current and anticipated economic conditions and loan impairment measurement.

The Corporation had $90 million in loans considered impaired at June 30, 1996, of which $55 million had a related allowance for possible loan losses of $15 million. As of the same date last year, loans considered impaired amounted to $89 million of which $50 million had a related allowance for loan losses of $10 million. No increase in the provision for loan losses was deemed necessary for either period as a result of the impairment measurement required by SFAS 114 and 118.

CREDIT QUALITY

Management closely monitors loans and other assets that are classified as non-performing assets (NPA). NPA consist of past-due loans on which interest income is not being accrued, renegotiated loans and other real estate. NPA as of June 30, 1996, amounted to $152 million or 1.64% of loans, compared with $148 million or 1.81% at June 30, 1995, and $151 million or 1.70% of loans at March 31, 1996. Table D shows the improving trend in the ratios of NPA to total loans and the allowance for loan losses to NPA over the last five quarters.

TABLE D

- -------------------------------------------------------------------------------------
                                                           NPA              Allowance
                                                         as a %              as a %
     Date                            NPA                of Loans             of NPA
- -------------------------------------------------------------------------------------
                             (Dollars in millions)
June 30, 1996                       $152                 1.64                 117.0%
March 31, 1996                       151                 1.70                 116.0
December 31, 1995                    155                 1.79                 108.6
September 30, 1995                   156                 1.84                 105.5
June 30, 1995                        148                 1.81                 107.1

Non-performing loans totaled $146 million as of June 30, 1996, from $136 million at the end of the second quarter of 1995. Non-performing mortgage loans increased $9.3 million, while non-performing consumer loans increased $2.0 million. These increases were mainly reflected in Equity One, whose non-performing mortgage and consumer loans increased $6.8 million and $2.9 million, respectively. At Banco Popular, non-performing mortgage loans increased by $2.3 million. Non-performing commercial loans, including construction, increased $1.9 million, while non-performing lease financing loans decreased $2.6 million. The Corporation was able to reduce other real estate owned by $6.2 million through successful efforts in the disposition of these properties, particularly at Banco Popular and Pioneer. In addition, renegotiated loans decreased $0.2 million as compared with June 30, 1995. As of March 31, 1996, total non-performing loans amounted to $141 million.

The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days. The Corporation, however, reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans that would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans when they are considered well-secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of June 30, 1996, amounted to $113 million or 1.21% of loans, and the allowance for loan losses would be 158.2% of non-performing assets. At June 30, 1995 and March 31, 1996, adjusted non-performing assets were $108 million and $111 million, respectively, or 1.31% and 1.26% of loans.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of June 30, 1996, amounted to $13.2 million compared with $12.8 million at June 30, 1995, and $11.5 million at March 31, 1996.

OTHER OPERATING INCOME

Other operating income, including securities and trading transactions, increased to $49.3 million for the three-month period ended June 30, 1996, from $40.4 million for the same period in 1995, a rise of $8.9 million or 22.2%. The increase was geared by a consistent rise in service charges on deposit accounts, solid growth in electronic banking services, investment products fee income and other income, including gains on sale of mortgage loans and daily rental units. Partially offsetting these increases was a net loss of $1.4 million in the trading account. For the first six months of 1996 and 1995 these revenues were $101.3 million and $77.9 million, respectively.

Services charges on deposit accounts totaled $21.4 million in the second quarter of 1996, an increase of $1.8 million from $19.6 million in the same quarter of 1995. The increase was primarily due to an increased volume of transaction fees on commercial accounts as well as an overall rise in the deposit levels. For the six-month period ended June 30, 1996, service charges on deposit accounts totaled $42.5 million, or $4.9 million higher than the $37.6 million reported for the same period in 1995.

Other service fees for the quarter ended June 30, 1996, were $19.4 million, compared with $15.6 million for the same quarter of 1995, an increase of $3.8 million or 24.7%. Revenues from electronic banking services, principally rental of point-of-sale (POS) terminals and fees from debit cards, contributed $1.2 million to the total increase. Also, investment products fees, mainly resulting from the sale and administration of mutual funds, rose $1.2 million, helped by the sale of the fourth Puerto Rico Investors Tax-Free Fund during 1996. Credit card fees and mortgage servicing fees also increased for the second quarter of 1996, compared with the same quarter of 1995. For the six-month period ended June 30, 1996, other service fees rose $7.4 million, totaling $36.8 million.

Other operating income increased $5.1 million for the second quarter of 1996, from $4.8 million in the same quarter of 1995 to $9.9 million. The rise in other operating income was primarily due to higher gains of $2.2 million, on sale of mortgage loans principally at Puerto Rico Home Mortgage and Equity One, and includes the effect of the new accounting guidelines established by SFAS 122, as further explained in Note 2 to the consolidated financial statements. The Corporation's leasing subsidiaries also reflected a $1.5 million increase in this revenue category, mostly due to higher daily rental income and higher gains on sale of the units. For the six-month period ended June 30, 1996, other operating income rose $11.3 million, from $10.5 million in 1995 to $21.8 million this year.

For the second quarter of 1996, the Corporation had losses on sales of securities and trading activities amounting to $1.4 million, mostly as a result of trading losses of $1.3 million recorded at Puerto Rico Home Mortgage on its mortgage-backed securities. Moreover, Banco Popular recognized a loss of $2.5 million in the sale of investment securities available-for-sale, whose proceeds were reinvested in higher-yielding securities. Partially offsetting that loss was a gain of $2.4 million realized by BanPonce Financial on the sale of equity securities. For the second quarter of 1995, the Corporation had a net gain of $0.4 million in these activities.

OPERATING EXPENSES

Operating expenses for the second quarter of 1996 were $131.8 million compared with $124.7 million for the same period of 1995. Areas such as salary expense, equipment expenses, professional fees, business promotion and communication expenses reflected increases, mostly attributed to the Corporation's continued business expansion and development and promotion of new products and services. Increases in those areas were partially offset by a lower FDIC assessment. For the first six months of 1996, operating expenses totaled $262.5 million compared with $243.0 million for the same period of 1995.

Personnel costs, which accounted for 51.2% of total operating expenses, amounted to $67.4 million for the second quarter of 1996, increasing $3.1 million from $64.3 million for the same period in 1995. Salaries, the largest single category of operating expenses, rose $3.4 million or 8.0% to $46.1 million, compared with $42.7 million in 1995. This rise was principally due to the growth of the Corporation, annual merit increases and a greater use of incentive pay based on increased sales efforts and actual performance. The number of full-time equivalent employees was 7,724 at June 30, 1996, compared with 7,620 at the same date last year.

Pension and other benefits totaled $15.7 million for the quarter ended June 30, 1996, compared with $15.1 million for the same period a year ago. Pension costs, postretirement benefits, and health insurance expenses showed increase. In addition, staff training expenses reflected a rise, as the Corporation continues its efforts to maintain a well-trained work force in order to improve the quality of its products and services. Partially offsetting these increases, was the effect of a voluntary early retirement plan offered last year to Banco Popular employees meeting certain eligibility requirements, which represented a total cost of $1.9 million for the second quarter of 1995.

Other operating expenses, excluding personnel costs, increased $4.0 million, reaching $64.4 million for the second quarter of 1996, compared with $60.4 million for the same period in 1995. The categories that increased the most were equipment expenses, professional fees, business promotion and communication expenses. Those categories together rose $6.3 million, mainly as a result of the development of new products and services, including the in-store branch initiative that began during this quarter, analysis and implementation of new strategies and the Corporation's business expansion. Partially offsetting those increases, was a reduction in the FDIC assessment of $5.0 million, as a result of the decrease in the assessment rate during the third quarter of 1995, when the Bank Insurance Fund (BIF) reached its statutory level.

For the six-month period ended June 30, 1996, other operating expenses reached $127.3 million, compared with $118.3 million reported for the same period in 1995.

Income tax expense rose $6.9 million, from $11.1 million in the second quarter of 1995 to $18.0 million in the same quarter this year. The increase resulted primarily from the growth in pre-tax earnings and the reversal of a deferred tax liability upon the distribution of real property through a dividend from Banco Popular to its parent company in June 1995. The above was partially offset by the reduction in tax rates and the repeal of the tax on dividends received from subsidiaries in Puerto Rico effective in 1996. The Corporation's effective tax rate increased to 28.1% from 24.5% for these same periods. For the six-month periods ended June 30, 1996 and 1995, income tax expense amounted to $35.3 million and $22.4 million, respectively.

BALANCE SHEET COMMENTS

The Corporation's total assets increased 12.8%, reaching $16.4 billion at June 30, 1996, compared with $14.6 billion at the same date in 1995. Total assets at December 31, 1995, amounted to $15.7 billion. Average assets for the six-month period ended June 30, 1996, were $15.8 billion compared with $13.3 billion for the same period in 1995, an increase of 18.8%. For the year ended December 31, 1995, average assets were $14.1 billion.

Earning assets increased to $15.3 billion at June 30, 1996, from $13.6 billion at June 30, 1995. Earning assets at December 31, 1995 were $14.7 billion. Total loans amounted to $9.3 billion at June 30, 1996, compared with $8.2 billion a year earlier. The largest increase was achieved in the commercial portfolio, including construction loans, which increased 16.2% from $3.2 billion at June 30, 1995, to $3.7 billion at the end of the quarter. The major growth in this loan category was realized by Banco Popular, which increased $353 million. Mortgage loans also rose, reaching $2.6 billion, an increase of $275 million or 11.8% as compared with June 30, 1995. Most of the increase was in Equity One, which rose $137 million and in Banco Popular with an increase of $72 million. Consumer loans increased $260 million or 11.8% and the lease financing portfolio rose $26.4 million or 5.4% as compared with June 30, 1995. Banco Popular and Equity One reflected the higher growth in the consumer loan category. Total loans at December 31, 1995 amounted to $8.7 billion.

At June 30, 1996, money market investments, investment securities and trading account securities showed increases when compared with the same date last year. Money market investments amounted to $903 million at June 30, 1996, compared with $629 million a year earlier. BP Capital accounted for most of the increase in this category. Investment securities as of June 30, 1996, totaled $4.8 billion compared with $4.6 billion as of June 30, 1995. Banco Popular reflected an increase of $412 million, while Puerto Rico Home Mortgage and Banco Popular, FSB, reflected decreases of $76 million and $90 million, respectively. Investment securities include $3.1 billion and $1.2 billion in investment securities available-for-sale as of June 30, 1996 and 1995, respectively. In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting For Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio to the available-for-sale or trading portfolios before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. As a result of this window, at the end of 1995 the Corporation transferred $1.3 billion from securities held-to-maturity to available-for-sale. The increase of $129 million in the trading portfolio is mainly related to BP Capital and Popular Mortgage.

Total deposits amounted to $10.6 billion at June 30, 1996, compared with $9.6 billion at the same date last year. Non-interest bearing deposits increased $299 million reaching $2.1 billion at June 30, 1996, while interest bearing deposits were $8.4 billion or $670 million higher than the balance on June 30, 1995. Most of the growth was attained at Banco Popular, whose total deposits increased $963 million, including an increase of $658 million in interest-bearing deposits, particularly certificates of deposit. At June 30, 1996, 80.3% of the Corporation's total deposits were in Puerto Rico and the Virgin Islands, and the remaining 19.7% were U.S. deposits. Total deposits at December 31, 1995 were $9.9 billion.

Borrowings increased $659 million, from $3.6 billion at June 30, 1995, to $4.2 billion at the end of the second quarter of 1996. This rise is mainly due to an increase of $581 million in federal funds purchased and securities sold under agreements to repurchase mainly due to arbitrage opportunities and asset/liability strategies. Medium-term notes and commercial paper issued by BanPonce Financial and the Corporation to finance the growth of their subsidiaries, also reflected increases.

Subordinated notes increased to $125 million at June 30, 1996, from $50 million outstanding a year ago. On December 12, 1995, the Corporation issued $125 million in subordinated notes carrying an interest rate of 6.75% and maturing on December 15, 2005. The proceeds obtained from this issuance were also utilized to finance the growth and expansion of the Corporation's subsidiaries. The $50 million subordinated notes outstanding at June 30, 1995, matured on June 15, 1996.

Stockholders' equity at June 30, 1996, amounted to $1.19 billion, compared with $1.07 billion at June 30, 1995. The increase is mainly due to earnings retention. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $4.0 million in additional capital since June 30, 1995. On April 26, 1996, the Corporation's Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, bringing total outstanding shares to 66,001,180. The new shares were distributed on July 1, 1996, to shareholders of record as of June 14, 1996. All per share data included herein has been adjusted to reflect the stock split. As a result of the split, $198 million were transferred from retained earnings to common stock. The Corporation's stockholders' equity at June 30, 1996, includes $5.7 million, net of deferred taxes, in unrealized holding losses on securities available-for-sale, compared with $4.3 million, net of deferred taxes, in unrealized gains at June 30, 1995. Stockholders' equity at December 31, 1995, amounted to $1.14 billion.

At June 30, 1996, the market value of the Corporation's common stock, after adjusting for the stock split, was $22.50 per share, compared with $17.75 at June 30, 1995, and $23.13 at March 31, 1996. The Corporation's total market capitalization at June 30, 1996, was $1.5 billion. Book value per common share increased to $16.47 as of June 30, 1996, compared with $14.79 as of the same date last year.

The dividend payout ratio to common stockholders for the quarter ended June 30, 1996, was 22.50% compared with 25.70% for the same quarter last year. The Corporation's Board of Directors also approved an increase in the quarterly cash dividend for the third quarter of 1996, to $0.18 per common share. This represents an increase of 20% over the $0.15 per share paid in previous quarters.

The market value of the Corporation's preferred stock at June 30, 1996, was $26.50 per share compared with $27.00 at June 30, 1995, and $27.25 at March 31, 1996.

The Corporation's capital ratios continue well-above regulatory requirements. Tier I, total capital and leverage ratios at June 30, 1996, were 11.76%, 14.41% and 6.68%, respectively, compared with 11.58%, 12.85% and 7.07%, at June 30, 1995.

Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholders meeting on April 26, 1996, at which common stockholders elected the following seven (7) directors: Antonio Luis Ferre, Felix J. Serralles Nevares, Alberto M. Paracchini, Francisco J. Carreras, Richard L. Carrion, Juan J. Bermudez and David H. Chafey Jr.

All seven (7) candidates were elected for a three-year term, with favorable votes ranging from 88.02% and 88.17% of the voting shares issued and outstanding which amounted to 32,974,936, before the stock split, as of the record date, March 7, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit No.               Description Exhibit                 Reference
 --------------               -------------------                 ---------
     19             Quarterly Report to shareholders for the      Exhibit "A"
                     period ended June 30, 1996

     27             Financial Data Schedule (for SEC use only)    Exhibit "B"


 b) Two reports on Form 8-K were filed for the quarter ended June 30, 1996:

    Dated:              April 9, 1996 and May 6, 1996

    Items reported:     Item 5 - Other Events
                        Item 7 - Financial Statements and Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                        BANPONCE CORPORATION
                                        --------------------
                                            (Registrant)




Date:  08/13/96                    By:  /s/JORGE A. JUNQUERA
                                        ----------------------------------------
                                        Jorge A. Junquera
                                        Senior Executive Vice President





Date:  08/13/96                    By:  /s/AMILCAR L. JORDAN, ESQ.
                                        ----------------------------------------
                                        Amilcar L. Jordan, Esq.
                                        Senior Vice President
                                        & Comptroller