Form 10-Q
period 1996-09-30
BANPONCE CORP
filed 1996-11-13
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1996        Commission file number    0 - 13818
                   ------------------                                  ---------

                              BANPONCE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Puerto Rico                                          66-041-6582
------------------------                             -----------------------
(State of incorporation)                                (I.R.S. Employer
                                                       Identification No.)



                            Popular Center Building
                       209 Munoz Rivera avenue, Hato Rey
                          San Juan, Puerto Rico  00918
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code     (787) 765-9800
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
             Yes   X    No
                 -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



  Common Stock $6.00 Par value                      66,088,506
  ----------------------------     --------------------------------------------
       (Title of Class)            (Shares Outstanding as of November 13, 1996)

                             BANPONCE CORPORATION
                                     INDEX



Part I - Financial Information                                               Page
  Item 1.  Financial Statements

              Unaudited consolidated statements of condition
               September 30, 1996 and December 31, 1995.                      3


              Unaudited consolidated statements of income - Three
               and Nine months ended September 30, 1996 and 1995.             4


              Unaudited consolidated statements of cash
               flows - Nine months ended September 30, 1996 and 1995.         5


              Notes to unaudited consolidated financial
               statements.                                                   6-13

 Item 2.  Management's discussion and analysis of
               financial condition and results of operation.                14-24

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


                                                                              3
BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)



                                                                  September  30,                 December 31,
(In thousands)                                                        1996                          1995
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $   488,151                   $   458,173
-------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
   mortgages purchased under agreements to resell                     1,152,352                       796,417
 Time deposits with other banks                                           5,348                           100
 Banker's acceptances                                                     1,954                         2,202
-------------------------------------------------------------------------------------------------------------
                                                                      1,159,654                       798,719
-------------------------------------------------------------------------------------------------------------

Investment securities held to maturity, at cost                       1,712,154                     1,651,344
Investment securities available-for-sale,
 at market value                                                      2,832,553                     3,209,974
Trading account securities, at market value                             372,354                       330,674
Loans held-for-sale                                                     176,937                       112,806
Loans                                                                 9,743,305                     8,883,963
 Less - Unearned income                                                 330,954                       319,285
        Allowance for loan losses                                       182,372                       168,393
-------------------------------------------------------------------------------------------------------------
                                                                      9,229,979                     8,396,285
-------------------------------------------------------------------------------------------------------------

Premises and equipment                                                  345,992                       325,203
Other real estate                                                         4,540                         7,807
Customer's liabilities on acceptances                                     2,053                         2,208
Accrued income receivable                                               120,220                       113,539
Other assets                                                            177,307                       125,742
Intangible assets                                                       133,684                       142,977
-------------------------------------------------------------------------------------------------------------
                                                                    $16,755,578                   $15,675,451
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                                             $ 2,082,455                   $ 2,021,658
  Interest bearing                                                    8,506,526                     7,855,004
-------------------------------------------------------------------------------------------------------------
                                                                     10,588,981                     9,876,662
-------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold
 under agreements to repurchase                                       2,787,186                     3,000,878
Other short-term borrowings                                             848,071                       454,707
Notes payable                                                           861,933                       730,428
Senior debentures                                                        30,000                        30,000
Acceptances outstanding                                                   2,053                         2,208
Other liabilities                                                       292,249                       263,871
-------------------------------------------------------------------------------------------------------------
                                                                     15,410,473                    14,358,754
-------------------------------------------------------------------------------------------------------------
Subordinated notes                                                      125,000                       175,000
-------------------------------------------------------------------------------------------------------------

Stockholders' equity :
 Preferred stock                                                        100,000                       100,000
 Common stock                                                           396,292                       197,692
 Surplus                                                                479,792                       427,282
 Retained earnings                                                      250,022                       350,480
 Unrealized losses (gains) on securities available-for-sale, net of
  deferred taxes                                                         (6,001)                       16,243
 Capital reserves                                                                                      50,000
-------------------------------------------------------------------------------------------------------------
                                                                      1,220,105                     1,141,697
-------------------------------------------------------------------------------------------------------------
                                                                    $16,755,578                   $15,675,451
=============================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                      Quarter ended                      For the nine months ended
                                                                       September 30,                           September 30,

(Dollars in thousands, except per share amounts)                 1996                 1995               1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                          $235,995             $208,175           $679,269           $599,254
Money market investments                                         14,566                8,885             34,121             13,467
Investment securities                                            71,259               67,637            211,646            189,772
Trading account securities                                        5,277                3,762             14,963              5,002
----------------------------------------------------------------------------------------------------------------------------------
                                                                327,097              288,459            939,999            807,495
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Deposits                                                         89,851               83,886            259,540            245,536
Short-term borrowings                                            53,190               43,325            137,745             97,945
Long-term debt                                                   11,820               12,833             39,810             35,952
----------------------------------------------------------------------------------------------------------------------------------
                                                                154,861              140,044            437,095            379,433
----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                             172,236              148,415            502,904            428,062
Provision for loan losses                                        22,436               18,987             65,381             43,331
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                149,800              129,428            437,523            384,731
Service charges on deposit accounts                              21,390               19,976             63,855             57,618
Other service fees                                               19,035               16,456             55,823             45,832
Gain (loss) on sale of securities                                 4,911                1,950              5,620              2,062
Trading account profit (loss)                                      (216)                 293               (661)               593
Other operating income                                            6,279                8,156             28,069             18,651
----------------------------------------------------------------------------------------------------------------------------------
                                                                201,199              176,259            590,229            509,487
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
 Salaries                                                        46,672               44,626            137,536            128,837
 Profit sharing                                                   5,789                4,435             17,544             14,268
 Pension and other benefits                                      15,632               13,302             48,267             43,985
----------------------------------------------------------------------------------------------------------------------------------
                                                                 68,093               62,363            203,347            187,090
Net occupancy expense                                             8,700                8,236             26,614             24,258
Equipment expenses                                               12,037               10,274             35,617             29,610
Other taxes                                                       5,816                5,241             17,245             15,966
Professional fees                                                11,659                8,847             32,568             25,619
Communications                                                    6,748                5,731             19,561             17,023
Business promotion                                                6,357                4,270             17,776             12,232
Printing and supplies                                             2,928                3,047              8,871              8,345
Other operating expenses                                          8,663                6,470             22,861             27,335
Amortization of intangibles                                       4,452                5,117             13,536             15,157
----------------------------------------------------------------------------------------------------------------------------------
                                                                135,453              119,596            397,996            362,635
Income before taxes                                              65,746               56,663            192,233            146,852
Income taxes                                                     19,473               18,356             54,763             40,743
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $ 46,273             $ 38,307           $137,470           $106,109
==================================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                          $ 44,186             $ 36,220           $131,208           $ 99,847
==================================================================================================================================
EARNINGS PER COMMON SHARE:                                     $   0.67             $   0.55           $   1.99           $   1.52
                                                               ========             ========           ========           ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BANPONCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         For the nine months ended
                                                                                                September 30,

(In thousands)                                                                  1996                                    1995
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    137,470                             $   106,109
------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization of premises and equipment                         36,033                                  32,283
Provision for loan losses                                                       65,381                                  43,331
Amortization of intangibles                                                     13,536                                  15,157
Gain on sale of investment securities available-for-sale                        (5,620)                                 (2,062)
Loss on disposition of premises and equipment                                       34                                     125
Amortization of premiums and accretion of discounts on investments               7,191                                  (2,479)
Increase in loans held-for-sale                                                (64,131)                                 (5,689)
Amortization of deferred loan fees and costs                                    (2,283)                                    432
Net increase in postretirement benefit obligation                                6,812                                   5,770
Net increase in trading securities                                             (41,681)                                (48,659)
Net increase in interest receivable                                             (6,068)                                (35,380)
Net increase in other assets                                                   (28,900)                                (11,989)
Net increase in interest payable                                                 8,780                                     384
Net decrease in current and deferred taxes                                     (20,937)                                 (5,401)
Net increase in other liabilities                                               15,487                                   6,924
------------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                              (16,366)                                 (7,253)
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                      121,104                                  98,856
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase)decrease in money market investments                            (348,268)                                127,792
Purchases of investment securities held-to-maturity                        (17,836,268)                            (11,030,926)
Maturities of investment securities held-to-maturity                        17,772,265                              10,985,704
Purchases of investment securities available-for-sale                       (4,102,815)                               (818,398)
Maturities of investment securities available-for-sale                       1,933,938                                  78,867
Sales of investment securities available-for-sale                            2,542,954                                 234,056
Net disbursements on loans                                                  (1,130,766)                               (861,871)
Proceeds from sale of loans                                                    300,128                                  88,876
Acquisition of  loan portfolios                                                (37,603)                                (46,575)
Assets acquired, net of cash                                                    (7,164)                                (29,189)
Acquisition of premises and equipment                                          (56,529)                                (44,047)
Proceeds from sale of premises and equipment                                     3,026                                   8,893
------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (967,102)                             (1,306,818)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       649,614                                 532,568
Net deposits acquired                                                                                                  163,577
Net (decrease) increase in federal funds purchased and
 securities sold under agreements to repurchase                               (213,692)                               (413,269)
Net increase (decrease) in other short-term borrowings                         393,363                                (177,298)
Proceeds from issuance of notes payable                                        546,712                                 327,153
Payments of notes payable                                                     (415,207)                                (87,508)
Payments of subordinated notes                                                 (50,000)
Dividends paid                                                                 (37,920)                                (32,557)
Proceeds from issuance of common stock                                           3,106                                   2,528
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      875,976                               1,141,732
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and due from banks                              29,978                                 (66,230)
Cash and due from banks at beginning of period                                 458,173                                 442,316
------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                  $    488,151                            $    376,086
==============================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp (acquired on September 30, 1996) (second tier subsidiaries) and Equity One, Inc.; and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of September 30, 1996 and December 31, 1995, and their related statements of income and cash flows for the nine-months ended September 30, 1996 and 1995. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1996 presentation.

NOTE 2- ACCOUNTING CHANGES

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the quarter and nine-month period ended September 30,1996, the Corporation recognized a loss of $700, based on the requirements of this pronouncement.

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

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of September 30, 1996, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $24,193, $30,864 and $64, respectively. For the quarter and nine-period ended September 30, 1996, the Corporation realized additional income of $1,366 and $2,976, respectively, as a result of the adoption of this pronouncement.

Effective January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Banco Popular provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarter and nine-month period ended September 30, 1996, the Corporation recognized $401 and $615, respectively, related to this plan.

Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements address the accounting by creditors for impairment of certain loans and require that impaired loans as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the loan's observable market price or, on the fair value of the collateral if the loan is collateral dependent. As of September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $89,153 (1995 - $98,175), of which $53,632 (1995 - $46,439) had a related allowance for possible loan losses of $14,576 (1995 - $16,600). Average impaired loans during the quarter and the first nine months of 1996 were $89,239 and $86,141, respectively (1995 - $93,716 and $91,608). The Corporation recognized interest income on impaired loans of $1,147, and $2,735, respectively, for the quarter and nine-month period ended September 30, 1996 (1995 - $927 and $2,325).

In June 1996, the Financial Accounting Standard Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The pronouncement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities ocurring after December 31, 1996, and is to be applied prospectively. The Corporation has not yet determined the impact of this statement.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1996, and market value for the following investment securities are :

Investment securities held-to-maturity:

                                                                             September  30,

                                                             1996                                            1995
                                                 Amortized                                  Amortized
                                                    Cost           Market Value                Cost             Market Value
                                                -----------------------------------------------------------------------------
U.S. Treasury (average maturity of
 7 months)                                      $  922,075          $  922,621              $2,144,326            $2,151,139
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 4 months)                             280,376             279,433                 214,280               212,445
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 2 years and 6 months)                 188,138             189,687                 197,694               201,988
Collateralized mortgage obligations (average
 maturity of 1 year and 5 months)                  195,276             194,259                 370,599               366,165
Mortgage-backed securities (average
 maturity of 4 years and 5 months)                  54,837              53,989                 124,280               123,474
Equity securities (without contractual
 maturity)                                          58,773              58,773                  43,558                43,558
Others (average maturity of 4 years
 and 8 months)                                      12,679              12,645                  12,515                12,550
                                                -----------------------------------------------------------------------------

                                                $1,712,154          $1,711,407              $3,107,252            $3,111,319
                                                ============================================================================


Investment securities available-for-sale:

                                                                             September  30,

                                                             1996                                            1995
                                                 Amortized                                  Amortized
                                                    Cost           Market Value                Cost             Market Value
                                                -----------------------------------------------------------------------------
U.S. Treasury (average maturity
 of 1 year and 2 months)                        $2,033,960          $2,033,102               $  904,314            $  905,457
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 year and 11 months)                 158,782             158,120                  145,079               145,735
Obligations of Puerto Rico, States and
 political subdivisions (average maturity
 of 2 years and 8 months)                           24,107              24,059                   30,518                30,574
Collateralized mortgage obligations (average
 maturity of 3 years)                              296,727             295,953                   64,980                64,850
Mortgage-backed securities (average
 maturity of 18 years and 3 months)                295,457             290,990                  183,656               183,268
Equity securities (without contractual
 maturity)                                          11,512              11,439                    3,984                 3,984
Others (average maturity of 13 years
 and 1 month)                                       19,050              18,890                   35,786                43,324

                                                -----------------------------------------------------------------------------
                                                $2,839,595          $2,832,553               $1,368,317            $1,377,192
                                                =============================================================================



NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $3,007,804 (1995 - $2,496,446) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1996, amounted to $13,366 and $119,143. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying unaudited financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:


                                                                       September 30,
                                                                  1996                1995
                                                             --------------------------------
     Subordinated notes issued by the Corporation on
      December 12, 1995, maturing on December 15,
      2005, with interest payable semi-annually at 6.75%     $  125,000
                                                             --------------------------------

     Subordinated notes issued by Banco Popular on March
      29, 1989, which matured on June 15, 1996, with interest payable quarterly and consisting of:

     8.875% Fixed Rate Notes series A                                                 $15,000

     8.6875% Fixed Rate Notes series B                                                 15,000

     Floating Rate Notes series A with interest
      payable at 88% of LIBID rate                                                     19,000

     Floating Rate Notes series B with interest
      payable  at 86% of LIBID rate                                                     1,000
                                                             --------------------------------
                                                                                       50,000
                                                             --------------------------------
                                                             $  125,000               $50,000
                                                             ================================

NOTE 7- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 66,048,673 are issued and outstanding at September 30, 1996. On April 26,1996, the Corporation's Board of Directors authorized a stock split of one share for each share outstanding effected in the form of a dividend on July 1, 1996. As a result of the split, 33,000,590 shares were issued ,and $198,004 were transferred from retained earnings to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, are issued and outstanding at September 30, 1996.

NOTE 8- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $44,186 for the third quarter of 1996 (1995 -$36,220) and $131,208 for the nine months ended September 30, 1996 (1995
- $99,847), after deducting the dividends on preferred stock. EPS are based on 66,048,673 average shares outstanding for the third quarter of 1996 (1995 - 65,844,636) and 66,000,086 average shares outstanding for the first nine months of 1996 (1995 - 65,789,014), after restating for the stock split.

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 1996, the Corporation paid interest and income taxes amounting to $427,946 and $70,047, respectively (1995
- $382,692 and $36,741). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 1996, amounted to $2,089 and $3,849, respectively (1995 - $5,072, and $2,669).
The Corporation's stockholders' equity at September 30, 1996, includes $6,001, net of deferred taxes, in unrealized holding losses on securities available-for-sale, as compared with unrealized holding gains of $5,845 at September 30, 1995.

NOTE 10- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF BANPONCE CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp, including its wholly owned subsidiaries: Pioneer Bancorp, Inc., Banco Popular, FSB, and Combancorp (second-tier subsidiaries) and Equity One, Inc. as of September 30, 1996 and 1995, and the results of their operations for the nine-month periods then ended. Combancorp was acquired on September 30, 1996.

                       POPULAR INTERNATIONAL BANK, INC.
                            STATEMENT OF CONDITION
                                (In thousands)

                                                              September 30,
                                                              -------------
                                                      1996                    1995
                                                      ----                    ----
Assets:
Cash                                              $   23,143             $   24,248
Money market investments                              44,513                 28,468
Investment securities                                203,375                265,793
                                                  ----------             ----------
Loans                                              1,419,727              1,109,580
Less: Unearned income                                 46,008                 41,448
      Allowance for loan losses                       20,126                 15,492
                                                  ----------             ----------
                                                   1,353,593              1,052,640
Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                      74,731                 62,763
                                                  ----------             ----------
   Total assets                                   $1,699,355             $1,433,912
                                                  ==========             ==========

Liabilities and Stockholder's Equity:

Deposits                                          $  632,657              $  527,616
Short-term borrowings                                340,384                 149,934
Notes payable                                        519,224                 589,111
Other liabilities                                     31,993                  33,210
Stockholder's equity                                 175,097                 134,041
                                                  ----------              ----------

   Total liabilities and stockholder's equity     $1,699,355              $1,433,912
                                                  ==========              ==========

                        POPULAR INTERNATIONAL BANK, INC.
                              STATEMENT OF INCOME
                                 (In thousands)


                                    Quarter ended   For the nine months ended
                                    September 30,         September 30,

                                    1996     1995         1996     1995
                                    ----     ----         ----     ----

Income:
Interest and fees                 $37,968  $31,700      $110,235  $87,153
Other service fees                  6,850    6,202        17,387   11,958
                                  -------  -------      --------  -------

  Total income                     44,818   37,902       127,622   99,111
                                  -------  -------      --------  -------

Expenses:

Interest expense                   20,196   17,805        59,723   49,147
Provision for loan losses           3,276    2,347        10,288    5,801
Operating expenses                 12,198    9,095        33,176   26,254
                                  -------  -------      --------  -------

  Total expenses                   35,670   29,247       103,187   81,202
                                  -------  -------      --------  -------

Income before income tax            9,148    8,655        24,435   17,909
Income tax                          3,987    3,370         9,994    7,168
                                  -------  -------      --------  -------

  Net income                      $ 5,161  $ 5,285      $ 14,441  $10,741
                                  =======  =======      ========  =======

NOTE 11 - BANPONCE FINANCIAL CORP (A SECOND TIER SUBSIDIARY OF BANPONCE
             CORPORATION) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of BanPonce Financial Corp and its wholly-owned subsidiaries Pioneer Bancorp Inc.,Banco Popular, FSB, Combancorp and Equity One, Inc. (second tier susidiary) as of September 30, 1996, and 1995 and the results of their operations for the nine-month periods then ended. Combancorp was acquired on September 30, 1996.


                           BANPONCE FINANCIAL CORP
                            STATEMENT OF CONDITION
                                (In thousands)

                                                              September 30,
                                                              -------------
                                                      1996                    1995
                                                      ----                    ----

Assets:
Cash                                              $   23,114              $   24,201
Money market investments                              43,511                  27,496
Investment securities                                203,375                 265,793
                                                  ----------              ----------

Loans                                              1,419,727               1,109,580
Less: Unearned income                                 46,008                  41,448
        Allowance for loan losses                     20,126                  15,492
                                                  ----------              ----------
                                                   1,353,593               1,052,640

Other assets, consisting principally of
 intangible assets, including goodwill, net
 of amortization                                      74,554                  62,648
                                                  ----------              ----------

   Total assets                                   $1,698,147              $1,432,778
                                                  ==========              ==========

Liabilities and Stockholder's Equity:

Deposits                                          $  632,657              $  527,616
Short-term borrowings                                340,384                 149,934
Notes payable                                        519,224                 589,111
Other liabilities                                     31,974                  33,190
Stockholder's equity                                 173,908                 132,927
                                                  ----------              ----------

   Total liabilities and stockholder's equity     $1,698,147              $1,432,778
                                                  ==========              ==========

                            BANPONCE FINANCIAL CORP
                              STATEMENT OF INCOME
                                 (In thousands)

                                    Quarter ended   For the nine months ended
                                    September 30,         September 30,

                                    1996     1995         1996     1995
                                    ----     ----         ----     ----

Income:
Interest and fees                 $37,951  $31,684      $110,185  $87,108
Other service fees                  6,934    6,202        17,471   11,958
                                  -------  -------      --------  -------

  Total income                     44,885   37,886       127,656   99,066
                                  -------  -------      --------  -------

Expenses:

Interest expense                   20,196   17,805        59,723   49,147
Provision for loan losses           3,276    2,347        10,288    5,801
Operating expenses                 12,221    9,116        33,245   26,225
                                  -------  -------      --------  -------

  Total expenses                   35,693   29,268       103,256   81,173
                                  -------  -------      --------  -------

Income before income tax            9,192    8,618        24,400   17,893
Income tax                          3,987    3,370         9,994    7,168
                                  -------  -------      --------  -------

  Net income                      $ 5,205  $ 5,248      $ 14,406  $10,725
                                  =======  =======      ========  =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial position and financial performance of BanPonce Corporation and its wholly-owned subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. The Corporation offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

   - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (Banco Popular), Pioneer Bank, Inc., Banco Popular, FSB and Commerce National Bank. The latter was acquired on September 30, 1996.

   - Lease Financing - Popular Leasing and Rental, Inc., and Vehicle Equipment Leasing Company, Inc. (VELCO)

   - Mortgage Banking/Consumer Finance - Popular Mortgage, Inc. (d/b/a Puerto Rico Home Mortgage), Equity One, Inc. (Equity One) and Popular Consumer Services, Inc. (d/b/a Best Finance)

   -  Investment Banking - BP Capital Markets, Inc. (BP Capital)

NET INCOME

The Corporation reported net earnings of $46.3 million for the third quarter of 1996, compared with $38.3 million realized in the same period of 1995, and $46.1 million reported during the second quarter of 1996. Earnings per common share (EPS) for the quarter were $0.67, based on 66,048,673 average shares outstanding, compared with EPS of $0.55 for the third quarter of 1995, based on 65,844,636 average shares outstanding and EPS of $0.67 for the second quarter of 1996, based on 66,001,180 average shares outstanding, after adjusting for the stock split in the form of a dividend of one share for each share outstanding effective July 1, 1996. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1996, were 1.10% and 15.94%, respectively, compared with 1.03% and 14.55% reported during the third quarter of 1995 and 1.16% and 16.56%, respectively, for the second quarter of 1996.

     The increase of $8 million in quarterly earnings is derived mainly from the improvement of $23.8 million realized in net interest income and higher non-interest revenues by $4.6 million, partially offset by increases of $15.9 million in operating expenses, $3.4 million in the provision for loan losses, and $1.1 million in income tax expense.

     For the nine-month period ended September 30, 1996, the Corporation reported net earnings of $137.5 million, increasing almost 30% when compared with the $106.1 million in net earnings attained during the first nine months of 1995. EPS for both periods were $1.99 and $1.52, respectively, based on 66,000,086 average shares outstanding for the first nine months of 1996 and 65,789,014 for the same period in 1995. ROA and ROE for the nine-month period ended September 30, 1996, were 1.14% and 16.29%, respectively, compared with 1.03% and 14.00%, respectively, in the same period of 1995.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 1996, reached $172.2 million compared with $148.4 million reported for the same quarter in 1995. On a taxable equivalent basis, net interest income increased to $184.1 million from $159.9 million in the third quarter of 1995 and $180.5 million in the second quarter of 1996. This rise resulted from a $16.9 million increase due to a higher volume of earning assets and a $7.3 million increase due to a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. The highest marginal tax rate in Puerto Rico, the Corporation's principal place of business, was reduced from 42% in 1995 to 39% in 1996.

     Average earning assets reached $15.8 billion for the quarter ended September 30, 1996, compared with $13.8 billion for the same quarter of 1995. Loans contributed with 52% of the growth in earning assets, while the remaining 48% of the increase was attained in money market investments, investment and trading account securities.

     Average money market investments reached $1.1 billion for the third quarter of 1996, compared with $601 million for the same period of 1995. The increase of $484 million was mainly accomplished at BP Capital, contributing $454 million to the total increase. The yield on money market investments decreased from 5.87% to 5.34%, from the third quarter of 1995 to the third quarter of 1996, due primarily to a decrease in the general level of short-term interest rates during that time period, as a result of a stimulative monetary policy implemented by the Federal Reserve.

     Average investment securities reached $4.9 billion compared with $4.6 billion in the same quarter of 1995. The increase arose principally from increased activity at Banco Popular during the quarter. Anticipating a substantial reduction in the volume of 936 funds, Banco Popular, started raising conventional funds from U.S. banks and other institutional lenders in order to strengthen and enhance its access to financing in the capital markets, investing the proceeds in U.S. Agency Discount Notes. This arbitrage activity may decrease during the fourth quarter of the year when conventional funds are expected to replace a portion of the 936 funds expected to be withdrawn. The average yield of the Corporation's investment portfolio, including both available-for-sale and held-to-maturity investments, decreased 12 basis points to 6.59% during the three-month period ended September 30, 1996, from 6.71% during the same period of 1995. The latter is the result of the run-off of higher yielding securities in a decreasing interest rate scenario and the lower yield of U. S. Agency Discount Notes as the Federal Reserve decreased interest rates in late 1995 and early 1996.

     The average balance of trading account securities for the three-month period ended September 30, 1996, totaled $375 million compared with $248 million reported for the same quarter last year. Puerto Rico Home Mortgage and BP Capital are the main contributors to this rise, with increases of $96.2 million and $33.7 million, respectively.

     The Corporation had a significant growth in total average loans for the quarter with an increase of $1.0 billion or 12.3%, compared with the average balance of $8.4 billion in the third quarter of 1995. The increases in the commercial loan portfolio, including construction loans, of $476 million and in the mortgage loan portfolio of $265 million accounted for 72% of the total increase. These increases occurred mainly in Banco Popular and Equity One, respectively. The average yield on loans, on a taxable equivalent basis, rose 8 basis points from 10.01% to 10.09% in 1996. The loan category that was responsible for most of the yield improvement was personal loans which had an average yield for the quarter of 11.57%, compared with 10.84% in the third quarter of 1995. Other categories, such as financing leases and credit cards, also showed higher yields during the quarter, while the yield on commercial loans, including construction, remained flat and the yield on mortgages decreased 4 basis points.

     As a result of the increase in the proportion of lower yielding assets, partially offset by the higher yield on loans, the average yield on earning assets, on a taxable equivalent basis, decreased 9 basis points from 8.66% for the third quarter of 1995 to 8.57% during the third quarter of 1996.

     Average interest bearing liabilities of the Corporation were $13.3 billion for the three-month period ended September 30, 1996, compared with $11.6 billion for the same period of 1995. Average interest bearing deposits increased $724 million, mostly in certificates of deposits, including other time deposits and in savings accounts, which rose $468 million and $203 million, respectively, for the third quarter of 1996. Average demand deposits grew by $210 million from $1.8 billion to $2.0 billion.

     Average costs of interest bearing deposits for the quarters ended September 30, 1996 and 1995 were 4.18% and 4.25%, respectively. The decrease of 7 basis points was principally the result of a decrease in the average cost of certificates of deposit, including other time deposits for the third quarter of 1996, of 23 basis points from 5.45% to 5.22%. The average cost of NOW and money market deposits also decreased 13 basis points, to 3.31% in the third quarter of 1996. The average cost of savings accounts increased to 3.05%, from 2.98% reported during the third quarter of 1995.

     Average short-term borrowings increased $834 million to $3.9 billion during the third quarter of 1996, compared with $3.1 billion reported during the same period of 1995. The increase was mainly realized at BP Capital with a $473 million increase in average balance, mostly related to its arbitrage activities. The average cost of short-term borrowings for the quarter ended September 30, 1996, decreased by 16 basis points, from 5.42% to 5.26% in 1996.

     The decline in both, the average cost of interest bearing deposits and borrowings, resulted in a decrease in the total cost of interest bearing liabilities of 17 basis points, from 4.76% to 4.59% for the third quarter of 1995 and 1996, respectively. The cost of funding earning assets was 3.87% for the quarter ended September 30, 1996, compared with 4.00% for the same quarter a year before.

     The net interest yield, on a taxable equivalent basis, for the third quarter of 1996, was 4.70% compared with 4.66% for the same quarter in 1995 and 4.85% in the second quarter of 1996. The increase in the net interest yield mostly resulted from the decline in funding costs, particularly certificates of deposit and borrowings.

     Table A below contains a summary of the results of the Corporation's net interest yield, on a taxable equivalent basis, for the nine-month periods ended September 30, 1996 and 1995. The rise of $79.5 million in net interest income results from a $56.5 million increase due to a higher volume of average earning assets and a $23.0 million effect due to higher net interest yield, on a taxable equivalent basis.

TABLE A


NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                        First Nine Months
-----------------------------------------------------------------------------
                                 1996 Average                1995 Average
                          ---------------------------------------------------
                           Balance           Rate      Balance          Rate
                          ---------------------------------------------------
Earning assets            $15,142            8.61%     $12,896           8.69%
                          =======                      =======
Financed by:
 Interest                 $12,655            4.57%     $10,679           4.72%
 bearing funds

Non interest
 bearing funds              2,487                        2,217
                          -------                      -------

    TOTAL                 $15,142            3.82%     $12,896           3.91%
                          =======                      =======

Net interest income
 per books                $ 502.9                      $ 428.1
Taxable equivalent
 adjustment                  36.3                         31.6
                          -------                      -------

Net interest income on a
 taxable equivalent basis $ 539.2                      $ 459.7
                          =======                      =======

Spread                                       4.04%                       3.97%
Net interest yield                           4.79%                       4.78%



     For the last 20 years Section 936 of the U.S. Internal Revenue Code (the
Code) has granted U.S. corporations operating in Puerto Rico (936 corporations) a tax credit against its federal tax liability for the net revenues derived from both qualifying active business and certain passive investments held in Puerto Rico banks, known as Qualified Possession Source Investment Income (QPSII). This favorable tax environment created a local funds market with an average cost usually below the U.S. market or the Eurodollar market. Financial institutions and other eligible borrowers in Puerto Rico have benefited from that low cost, although having to comply with certain investment requirements imposed by local regulations. In August, the U.S. Congress approved legislation that increased the federal minimum wage and repealed Section 936 of the Code. The bill approved repealed QPSII effective July 1, 1996, for taxable years beginning after December 31, 1995, while the income and wage credits will be phased out in 10 years. As a result, the Corporation anticipates a substantial reduction in the volume of 936 funds during the fourth quarter of 1996 and its substitution with conventional, more expensive funds. This may have the effect of increasing the cost of funds, therefore reducing the net interest income projected for the fourth quarter of 1996. The expected increase in the cost of funds should be partially offset by several mitigating factors which include a higher rate charged on commercial loans, whose price was previously indexed to a 936 market rate, and a lower level of investments required by local regulations to all recipients of 936 funds which earn a return substantially below market rates. In addition, some 936 corporations may choose not to withdraw a portion of their funds from financial institutions and rather invest those funds at a longer term to reduce the tollgate taxes applicable upon repatriating those funds. If this is the case, the cost of those funds should remain below that of the U.S. or Eurodollar market. At September 30, 1996, the Corporation had $3.2 billion in 936 funds, representing 20.6% of its liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

As shown in Table B, the provision for loan losses for the third quarter of 1996 was $22.4 million or $3.4 million higher than the provision of $19.0 million recorded for the same quarter of 1995. For the second quarter of 1996 the provision was $21.7 million. Net charge-offs for the quarter ended September 30, 1996, reached $18.8 million or 0.80% of average loans, compared with $13.3 million or 0.64% reported for the same quarter in 1995, and $18.1 million or 0.80% for the quarter ended on June 30,1996.

TABLE B

---------------------------------------------------------------------------
Quarter                         Provision for     Net         Allowance for
 Ended                          Loan Losses    Charge Offs     Loan Losses
---------------------------------------------------------------------------
                                              (In millions)
September 30, 1996                 $22.4          $18.8             $182
June 30, 1996                       21.7           18.1              178
March 31, 1996                      21.3           14.9              175
December 31, 1995                   21.2           17.3              168
September 30, 1995                  19.0           13.3              164

     Consumer loans and lease financing net charge-offs increased $3.4 million and $2.1 million, respectively. Consumer loans net charge-offs totaled $7.7 million or 1.24% of average consumer loans for the quarter ended September 30, 1996, while lease financing net losses amounted to $3.1 million or 2.44%. For the same quarter last year, consumer loans and lease financing charge-offs represented 0.79% and 0.81%, respectively, of their average portfolio.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                     Third Quarter                            First Nine Months
(Dollars in thousands)                            1996            1995                       1996             1995
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $178,330         $158,734                   $168,393       $153,798
Allowance purchased                                 402                                         402
Provision for loan losses                        22,436           18,987                     65,381         43,331
                                               -------------------------------------------------------------------
                                                201,168          177,721                    234,176        197,129
                                               -------------------------------------------------------------------
Losses charged to the allowance
 Commercial                                       8,814            9,226                     27,214         22,161
 Construction                                       510              508                      1,703          2,008
 Lease financing                                  6,166            1,316                     14,360          4,120
 Mortgage                                           549              468                      1,605          1,130
 Consumer                                        11,159            9,285                     31,340         24,045
                                               -------------------------------------------------------------------
                                                 27,198           20,803                     76,222         53,464
                                               -------------------------------------------------------------------

Recoveries
 Commercial                                       1,798            2,229                      7,702          5,502
 Construction                                       108                                         130            286
 Lease financing                                  3,029              315                      5,938          1,888
 Mortgage                                            37               56                        230            183
 Consumer                                         3,430            4,912                     10,418         12,906
                                               -------------------------------------------------------------------
                                                  8,402            7,512                     24,418         20,765
                                               -------------------------------------------------------------------
Net  loans charged-off                           18,796           13,291                     51,804         32,699
                                               -------------------------------------------------------------------
Balance at end of period                       $182,372         $164,430                   $182,372       $164,430
                                               ===================================================================


                                                       Third Quarter                    First Nine Months
                                                 1996               1995              1996              1995
Ratios:                                        ---------------------------           --------------------------
 Allowance for losses to loans                   1.90%                1.94%            1.90%               1.94%
 Allowance to non-performing assets            118.89               105.46           118.89              105.46
 Allowance to non-performing loans             124.71               114.52           124.71              114.52
 Non-performing assets to loans                  1.60                 1.84             1.60                1.84
 Non-performing assets to total assets           0.92                 1.04             0.92                1.04
 Net charge-offs to average loans                0.80                 0.64             0.76                0.54
 Provision to net charge-offs                    1.19x                1.43x            1.26x               1.33x
 Net charge-offs earnings coverage               4.69                 5.69             4.97                5.82


Within the consumer category, credit cards experienced an increase of approximately $2.9 million in credit losses during the third quarter of 1996, mostly in the portfolio that the Corporation maintains in the U.S. mainland. Credit cards net charge-offs represented 2.55% of the average credit card portfolio for the third quarter of 1996, compared with 2.58% for the same period of 1995. Economic factors such as the increase in personal bankruptcies in 1996 and a rising trend in consumer debt as a percentage of disposable personal income, contributed to the higher level of net credit losses in the consumer loan portfolio.

     Mortgage loans net charge-offs grew by $0.1 million during the third quarter, whereas the construction loan portfolio experienced net charge-offs of $0.4 million, for a $0.1 million improvement compared with the third quarter of 1995. Total commercial loans net charge-offs were $7.0 million in both the third quarter of 1996 and 1995. Nevertheless, as a percentage of average loans net charge-offs of commercial loans, including construction, decreased to 0.79% this quarter from 0.92% in the third quarter of 1995.

     For the nine-month period ended September 30, 1996, the provision for loan losses increased $22.1 million to $65.4 million, from $43.3 million for the same period in 1995. The growth of $1.1 billion in the loan portfolio since September 30, 1995, and higher net charge-offs by $19.1 million for the nine-month period were responsible for the increase in the provision. The increase in net charge-offs was mostly experienced in consumer loans and lease financing with rises of $9.8 million and $6.2 million, respectively. Commercial and mortgage loans net credit losses also exceeded the amount of last year by $2.9 million and $0.4 million, respectively, while construction loans net charge-offs decreased by $0.2 million.

     At September 30, 1996, the allowance for loan losses reached $182 million, representing 1.90% of loans, compared with $164 million or 1.94% a year before. Management considers that the allowance for loan losses is adequate to absorb the potential write-offs in the loan portfolio based on the methodology established for its evaluation, which includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews, current and anticipated economic conditions and loan impairment measurement. Although the allowance for loan losses as a percentage of loans decreased slightly, the allowance to non-performing loans improved to 124.7% at September 30, 1996, from the ratio of 114.5% at the same date of 1995.

     The Corporation had $89 million in loans considered impaired at September 30, 1996, of which $54 million had a related allowance for possible loan losses of $15 million. As of the same date last year, loans considered impaired amounted to $98 million of which $46 million had a related allowance for loan losses of $17 million.


CREDIT QUALITY

Non-performing assets (NPA) consist of past due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days.

However, the Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans that would be treated as non-accrual loans pursuant to the foregoing policy are treated as accruing loans if they are considered well-secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

     NPA as of September 30, 1996, amounted to $153 million or 1.60% of loans, compared with $156 million or 1.84% at September 30, 1995. NPA were $152 million or 1.64% of loans at June 30, 1996. Despite the increase in loans in most categories, there was a modest reduction in NPA compared with September 30, 1995, which helped to improve the ratios of NPA to total loans and the allowance for loan losses to NPA, as shown in Table D.



TABLE D

-------------------------------------------------------------------------------
                                                  NPA                 Allowance
                                                 as a %                 as a %
   Date                        NPA              of Loans                of NPA
-------------------------------------------------------------------------------
                      (Dollars in millions)
September 30, 1996            $153               1.60%                  118.9%
June 30, 1996                  152               1.64                   117.0
March 31, 1996                 151               1.70                   116.0
December 31, 1995              155               1.79                   108.6
September 30, 1995             156               1.84                   105.5


     Non-performing loans totaled $146 million as of September 30, 1996, compared with $144 million at the end of the third quarter of 1995 and $146 million as of June 30, 1996. Non-performing mortgage loans increased $13.2 million as compared with September 30, 1995, mainly in Equity One. As of September 30, 1995, non-performing mortgage loans at Equity One amounted to $3.4 million, compared with $14.3 million as of the same date this year. Most of the increase relates to the significant increase in personal bankruptcies in the U.S. mainland and the growth in the mortgage loan portfolio of that subsidiary. Non-performing consumer loans increased $1.7 million. The increases in non-performing mortgage and consumer loans were partially offset by reductions in non-performing commercial, including construction loans and lease financing, which decreased $7.4 million and $4.9 million, respectively. Also, renegotiated loans decreased $0.2 million as compared with September 30, 1995. Management efforts to successfully dispose of other real estate owned reduced this non-performing asset by $4.9 million, particularly at Banco Popular and Pioneer.

     Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30, 1996, amounted to $114 million or 1.19% of loans, and the allowance for loan losses would be 159.9% of non-performing assets. At September 30, 1995, and June 30, 1996, adjusted non-performing assets were $124 million and $113 million, respectively, or 1.46% and 1.21% of loans.

     Accruing loans that are contractually past due 90 days or more as to principal or interest as of September 30, 1996, amounted to $12.2 million compared with $16.0 million at September 30, 1995, and $13.2 million at June 30, 1996.

OTHER OPERATING INCOME

Total other operating income, including securities and trading gains, increased $4.6 million or 9.8% to $51.4 million for the third quarter of 1996, from $46.8 million reported for the same period in 1995. This increase resulted from growth in service charges on deposit accounts, other service fees and higher gains on sale of securities, partially compensated by reductions in trading account profits and other operating income. For the first nine months, total other operating income grew 22.4% to $152.7 million in 1996 from $124.8 million in 1995.

     Service charges on deposit accounts provided approximately 42% of other operating income, increasing to $21.4 million for the third quarter of 1996, from $20.0 million reported for the same period in 1995. The rise of $1.4 million or 7.1% is mainly attributed to a broader variety of services offered to commercial accounts at Banco Popular, together with revisions made to their fee structure. In addition, service charges on savings accounts showed an increase as a result of a higher volume. For the nine-month period ended September 30, 1996, service charges on deposit accounts totaled $63.8 million, increasing $6.2 million from the $57.6 million reported for the same period a year earlier.

     Other service fees rose $2.6 million to $19.0 million for the third quarter of 1996, from $16.4 million for the same quarter in 1995. This rise was led by an increase of $1.3 million in debit card revenues resulting from a higher volume of services provided by Banco Popular, including fees from the rent of point-of-sale (POS) terminals, merchant transaction fees and ATM interchange income. Credit card fees at Banco Popular increased $0.7 million, reflecting the positive effect of promotional activities and merchant fee volume, as well as an increase in volume of transactions. For the nine-month period ended September 30, 1996, other service fees reached $55.8 million or 21.8% higher than the $45.8 million obtained a year earlier.

     On the other hand, other operating income decreased $1.9 million to $6.3 million for the third quarter of 1996, from $8.2 million for the third quarter of 1995. Both Banco Popular and BanPonce Financial recognized write-downs of impaired assets during this quarter, which amounted to $1.9 million. Moreover, the Corporation reflected a decrease in the gain on sale of mortgage loans due to changes in market conditions. Partially offsetting this reduction was an increase in income related to the daily rental operation of the Corporation's leasing subsidiaries. Other operating income increased 50.5% for the nine-month period ended September 30, 1996, reaching $28.1 million compared with $18.7 million for the same period last year.

     Gains on sale of investment securities available-for-sale for the third quarter of 1996 amounted to $4.9 million, principally due to the sale of $6.4 million in equity securities by BanPonce Financial. During the same quarter a year earlier, BanPonce Financial sold $3.4 million in investment securities that resulted in a gain of $2.9 million. Trading activities resulted in a net loss of $0.2 million for the quarter ended September 30, 1996, compared with a net profit of $0.3 million in the third quarter of 1995.

OPERATING EXPENSES

Operating expenses for the third quarter of 1996 were $135.5 million compared with $119.6 million for the same quarter in 1995, an increase of $15.9 million or 13.3%. For the first nine months of 1996, operating expenses rose to $398.0 million from $362.6 million for the same period in 1995.

     Personnel costs amounted to $68.1 million for the third quarter of 1996, increasing $5.7 million from $62.4 million for the same period of 1995. Salaries accounted for a significant portion of this increase, rising $2.1 million or 4.6%, reaching $46.7 million for the quarter ended September 30, 1996, compared with $44.6 million for the same period in 1995, primarily due to higher salary levels and incentive pay to compensate sales efforts and emphasize the fulfillment of objectives. Full-time equivalent employees were 7,795 at September 30, 1996, up 142 from 7,653 as of the same date a year earlier. Pension costs and other fringe benefits increased $2.3 million to $15.6 million for the third quarter of 1996, reflecting an increase in medical plan costs and in pension and postretirement benefits expenses. Moreover, the profit sharing expense rose to $5.8 million for the third quarter of 1996, from $4.4 million for the same period in 1995, as a result of higher eligible salaries and stronger profitability ratios at Banco Popular. Personnel costs for the nine-month period ended September 30, 1996, grew $16.2 million or 8.7% to $203.3 million, from $187.1 million recorded for the same period a year earlier.

     Other operating expenses, excluding personnel cost, increased $10.2 million, reaching $67.4 million for the quarter ended September 30, 1996, compared with $57.2 million for the same quarter in 1995. Professional fees rose $2.8 million, principally at Banco Popular, reflecting expenditures for purchased software associated with systems enhancements and for consulting services related to the Corporation's strategic initiatives. Business promotion expense rose $2.1 million as part of the ongoing campaign to promote the use of electronic services at Banco Popular. In addition, during this quarter Banco Popular invested in expanding the market penetration of new commercial and retail products and services, by sponsoring events such as the transmission in Puerto Rico of the Olympic Games and others.

     Also, communications and equipment expenses increased $2.8 million, mostly as a result of the expansion of the electronic payment system, an upgrade to Banco Popular's communication system and the growth in the network of POS terminals. During the three-month period ended September 30, 1996, a total of 1,016 new POS terminals were installed bringing the current total to 9,998 terminals. In addition, in this quarter Banco Popular, FSB, the Corporation's savings and loans subsidiary, recorded $1.2 million in other operating expenses as a result of the one-time assessment to capitalize the Savings Association Insurance Fund (SAIF) approved on September 30, 1996. The new bill provides that, effective January 1, 1997, the assessment base for payments of the interest on obligations issued by the Financing Corporation
(FICO) for the resolution of failed thrifts will be expanded to include all FDIC-insured institutions. For the nine-month period ended September 30, 1996, other operating expenses of the Corporation reached $194.6 million, compared with $175.5 million reported for the same period in 1995.

     Income tax expense for the quarter ended September 30, 1996, amounted to $19.5 million, an increase of $1.1 million over the $18.4 million recorded for the same quarter of 1995. The increase in income tax results basically from a higher pre-tax income. For the nine-month period ended September 30, 1996, income tax expense reached $54.8 million, compared with $40.7 million reported for the same period in 1995. The effective tax rates for the third quarter of 1996 and the first nine months of 1996 were 29.6% and 28.5%, respectively, compared with 32.4% and 27.7% for the same periods in 1995.

BALANCE SHEET COMMETS

The Corporation maintained its growing trend during the quarter just ended. At September 30, 1996, the Corporation's total assets reached $16.8 billion, an increase of 12.2% when compared with $14.9 billion at September 30, 1995. Total assets at December 31, 1995, were $15.7 billion. Average assets for the first nine months of 1996 were $16.1 billion compared with $13.8 billion for the same period in 1995, an increase of 17.1%. Average assets for the year ended December 31, 1995, were $14.1 billion.

     Earning assets at September 30, 1996, increased to $15.7 billion from $14.0 billion at September 30, 1995, and $14.7 billion at December 31, 1995. Total loans accounted for $1.1 billion of that growth, reaching $9.6 billion at September 30, 1996, or 13.0% higher than the $8.5 billion a year ago. Most loan categories experienced growth. Commercial, including construction loans, increased $482 million or 14.4%, from $3.3 billion at September 30, 1995, to $3.8 billion at September 30, 1996. Mortgage loans rose $318 million or 13.4%, from $2.4 billion at September 30, 1995. The increase was mostly experienced in Equity One, which rose $123 million and in Banco Popular with an increase of $130 million. Consumer loans increased $282 million or 12.4% and the lease financing portfolio rose $21 million or 4.2% as compared with September 30, 1995. Total loans at December 31, 1995, amounted to $8.7 billion.

     Money market investments amounted to $1.2 billion at September 30, 1996, compared with $715 million as of the same date in 1995. BP Capital, which was responsible for $398 million of the increase, had $1.1 billion in money market investments at the end of the third quarter of 1996. Investment securities totaled $4.5 billion as of both September 30, 1996 and 1995. These figures include $2.8 billion in investment securities available-for-sale as of September 30, 1996, and $1.4 billion as of September 30, 1995. The shift to the available-for-sale portfolio mostly resulted from the reclassification of $1.3 billion from securities held-to-maturity at the end of 1995. In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio to the available-for-sale or trading portfolios before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. Trading account securities amounted to $372 million at September 30, 1996, an increase of $91 million, mainly attained by BP Capital and Puerto Rico Home Mortgage.

     On the liability side, total deposits reached $10.6 billion at September 30, 1996, or $861 million higher than the September 30, 1995 figure. Non-interest bearing deposits amounted to $2.1 billion at September 30, 1996, while interest bearing deposits reached $8.5 billion. These figures compare with $1.8 billion and $7.9 billion, respectively, at the end of the third quarter of 1995. A significant portion of the increase was realized at Banco Popular, whose interest bearing deposits increased $538 million, particularly in certificates of deposit, and its non-interest bearing deposits increased $230 million. At September 30, 1996, 79.4% of the Corporation's total deposits were in Puerto Rico and the Virgin Islands, and the remaining 20.6% were U.S. deposits. Total 936 deposits at September 30, 1996, amounted to $1.0 billion. Total deposits at December 31, 1995 were $9.9 billion.

     Federal funds purchased and securities sold under agreements to repurchase, notes payable and other short-term borrowings increased $721 million, from $3.8 billion at September 30, 1995, to $4.5 billion at September 30, 1996. This rise is mainly due to an increase of $423 million in other short-term borrowings, mainly in Banco Popular and BanPonce Financial, and a higher volume of securities sold under agreements to repurchase at BP Capital. In addition, in September 1996 Banco Popular issued $150 million in promissory notes.

     Subordinated notes increased to $125 million at September 30, 1996, from $50 million outstanding a year ago. On December 12, 1995, the Corporation issued $125 million in subordinated notes carrying an interest rate of 6.75% and maturing on December 15, 2005. The proceeds obtained from this issuance were utilized to finance the growth and expansion of the Corporation's subsidiaries. The $50 million subordinated notes outstanding at September 30, 1995, matured on June 15, 1996.

     The Corporation's stockholders' equity at September 30, 1996, amounted to $1.22 billion, compared with $1.10 billion at September 30, 1995. The increase is mainly due to earnings retention. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $4.1 million in additional capital since September 30, 1995. On April 26, 1996, the Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, which doubled the total outstanding shares at the time. The new shares were issued on July 1, 1996, to shareholders of record as of June 14, 1996, and $198 million were transferred from retained earnings to common stock as a result of the split. All per share data included herein has been adjusted to reflect the stock split. Stockholders' equity at September

30, 1996, includes $6.0 million, net of deferred taxes, in unrealized holding losses on securities available-for-sale, compared with $5.8 million in unrealized gains on securities available-for-sale at September 30, 1995. Stockholders' equity at December 31, 1995, amounted to $1.14 billion.

     The market value of the Corporation's common stock at September 30, 1996, increased 39% to $27.00 per share, from $19.38 at the same date last year and $22.50 at June 30, 1996. The Corporation's total market capitalization at September 30, 1996, was $1.78 billion. Book value per common share increased to $16.96 as of September 30, 1996, compared with $15.22 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended September 30, 1996, was 26.89% compared with 27.25% for the same quarter last year.

     The market value of the Corporation's preferred stock at September 30, 1996, was $26.50 per share compared with $26.75 at September 30, 1995, and $26.50 at June 30, 1996.

     Capital ratios continue well over regulatory requirements. The Corporation ended the third quarter of 1996 with Tier I, total capital and leverage ratios of 11.62%, 14.21% and 6.54%, respectively, compared with 11.57%, 12.83%
and 6.70% at September 30, 1995.

Part II - Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  a) Exhibit No.               Description Exhibit                Reference
  --------------               -------------------                ---------
       19           Quarterly Report to shareholders for the      Exhibit "A"
                     period ended September 30, 1996

       27           Financial Data Schedule (For Sec use only)    Exhibit"B"


  b) Two reports on Form 8-K were filed for the quarter ended September 30,
     1996:
     Dated:                    July 9, 1996 and August 30, 1996

     Items reported:           Item 5 - Other Events
                               Item 7 - Financial Statements, Pro-Forma,
                                        Financial Information and Exhibits



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                          BANPONCE CORPORATION
                                          --------------------
                                              (Registrant)



Date:   11/13/96                     By: /s/ Jorge A. Junquera
        --------                         ---------------------------------------
                                         Jorge A. Junquera
                                         Senior Executive Vice President




Date:   11/13/96                     By: /s/ Amilcar L. Jordan
        --------                         ---------------------------------------
                                         Amilcar L. Jordan, Esq.
                                         Senior Vice President & Comptroller

                                                                      EXHIBIT A




                    QUARTERLY REPORT / SEPTEMBER 30, 1996







                                   [GRAPH]

TO OUR STOCKHOLDERS
-------------------------------------------------------------------------------

The financial results of BanPonce Corporation (the Corporation) remained strong during the third quarter of 1996. The Corporation earned $46.3 million in the third quarter of 1996, compared with $38.3 million for the third quarter of 1995, an increase of $8.0 million or 20.8%. Among the financial highlights for this quarter, compared with the third quarter of 1995, net interest income rose $23.8 million and other operating income rose $4.6 million, partially offset by increases in the provision for loan losses of $3.4 million and in operating expenses of $15.9 million.

   Earnings per common share (EPS) for the quarter were $0.67, based on 66,048,673 average shares outstanding, compared with $0.55, based on 65,844,636 average shares outstanding for the quarter ended September 30, 1995, after adjusting for the stock split in the form of a dividend of one share for each share outstanding effective on July 1, 1996. Profitability improved with return on assets (ROA) and return on common equity (ROE) increasing to 1.10% and 15.94%, respectively, for the third quarter of 1996, from 1.03% and 14.55% for the same period a year earlier.

   For the first nine months of 1996, net income was $137.5 million or $1.99 per common share, up 29.6% from the $106.1 million or $1.52 per common share for the first nine months of 1995. For the first nine months of this year, ROA was 1.14% and ROE was 16.29%, compared with 1.03% and 14.00% for the same period in 1995.

   Solid growth of $2.0 billion in the average volume of earning assets and a higher net interest yield combined to produce a $23.8 million or 16.1% increase in net interest income. Money market investments and investment securities roughly contributed $829 million to the growth in average earning assets, while loans contributed $1.0 billion.

   The provision for loan losses increased to $22.4 million for the third quarter of 1996, from $19.0 million for the same period a year earlier. Net charge-offs for the third quarter were $18.8 million or 0.80% of average loans, compared with $13.3 million or 0.64% of average loans reported for the same quarter last year. For the first nine months of 1996, net charge-offs amounted to $51.8 million or 0.76% of average loans, compared with $32.7 million or 0.54% for the same period a year earlier.

   Non-performing assets (NPA) at September 30, 1996, amounted to $153 million compared with $156 million a year earlier and $152 million at June 30, 1996. As a percentage of loans, non-performing assets represented 1.60%, 1.84% and 1.64%, respectively, as of those same dates. The Corporation's non-accrual policy is more conservative than the standard industry practice, as further explained in the financial review section. When adjusted to conform to standard industry practice, NPA were $114 million or 1.19% of total loans as of September 30, 1996, compared with $124 million or 1.46% as of the same date last year. The allowance for loan losses at September 30, 1996, amounted to $182 million, representing 1.90% of loans, compared with $164 million or 1.94% at the same date in 1995.

   Other operating revenues grew $4.6 million or 9.8%, from $46.8 million for the third quarter of 1995 to $51.4 million for the same period in 1996. Strategic initiatives aimed at transforming the payment system continue showing benefits as the increase in other operating income is led by a growth of $1.3 million in debit card revenues. These revenues include fees from the rent of point-of-sale terminals, merchant transaction fees and ATM interchange income. Also, service charges on deposit accounts increased $1.4 million reflecting a higher activity in commercial accounts and a higher volume of deposits.

   Operating expenses for the three-month period ended September 30, 1996, totaled $135.5 million compared with $119.6 million for the same quarter a year earlier. Factors such as merit increases, expenses related to the implementation of technological advances and strategic initiatives, the expansion of the Corporation's business activities and the development of new products and services resulted in higher operating expenses. Also, during this quarter Banco Popular, FSB recorded a one-time assessment of $1.2 million in order to capitalize the Savings Association Insurance Fund (SAIF).

   The Corporation's total assets at September 30, 1996, were $16.8 billion compared with $14.9 billion at the same date in 1995 and $16.4 billion as of June 30, 1996. Total loans reached $9.6 billion while total deposits were $10.6 billion. The Corporation's capital increased to $1.2 billion at September

30, 1996, compared with $1.1 billion a year earlier. Book value per common share increased to $16.96 as of September 30, 1996, from $15.22 as of the same date last year after adjusting to reflect the stock dividend.

   At September 30, 1996, the market value of the Corporation's common stock was $27.00. Based on 66,048,673 common shares outstanding, the Corporation had a total market capitalization of $1.8 billion at September 30, 1996. The Corporation enjoys strong risk-weighted capital ratios with a Tier I ratio of 11.62%, a total capital ratio of 14.21 % and a leverage ratio of 6.54%.

   Please refer to the financial review section of this quarterly report for a more detailed discussion of the Corporation's financial performance and results of operations.

-------------------------------------------------------------------------------

   On September 30, 1996, BanPonce completed the acquisition of CombanCorp, continuing the strategic initiative to diversify its geographic presence as well as to broaden its business franchise. CombanCorp is the parent company of Commerce National Bank which operates three branches in California located in City of Commerce, Montebello and Downey, with $75 million in assets and $63 million in deposits.

   Also, in September 26, 1996, the Corporation signed a letter of intent to acquire CBC Bancorp, the parent company of Capitol Bank & Trust and Capitol Bank of Westmont. CBC Bancorp, with assets of $315 million and deposits of $280 million at June 30, 1996, operates three branches in Chicago and Westmont, Illinois through its banking subsidiaries.

   Meanwhile, the Corporation continues expanding as Equity One opened four new branches during this quarter for a total of 99 branches in 27 states. Banco Popular also opened another in-store branch to continue providing banking services at our customers' convenience.

-------------------------------------------------------------------------------

   In September 1996, President Clinton signed into law, as part of the Omnibus Budget Reconciliation Act, the "Deposit Insurance Funds Act of 1996" (the Act). The Act provides for the capitalization of the Savings Association Insurance Fund (SAIF) to its designated reserve level ratio of 1.25% of insured deposits in thrift institutions. In doing so, the Act gives the FDIC the legal authority to impose a special one-time assessment on all SAIF insured institutions. As mentioned above, during this quarter Banco Popular, FSB, recognized $1.2 million in other operating expenses related to this one-time assessment. The Act also provides that the assessment base for the payment of interest on obligations issued by the Financing Corporation (FICO) for the resolution of failed thrifts will be expanded to include all FDIC insured depository institutions. Excluding the effect of this one-time assessment, this legislation will result in a higher deposit insurance expense for the Corporation during 1997.

-------------------------------------------------------------------------------

   As previously discussed, in August the U.S. Congress approved legislation to increase the federal minimum wage which included the amendment to Section 936 of the U.S. Internal Revenue Code. Prior to this amendment, Section 936 provided U.S. companies (936 corporations) operating on the island with a tax credit against its federal tax liability on income derived from business operations and investment income in Puerto Rico. The bill approved repealed the Qualified Possession Source Investment Income ("QPSII") effective July 1, 1996, for taxable years beginning after December 31, 1995, while the income and the wage credits will be phased out in 10 years. The Corporation anticipates a substantial reduction in the volume of 936 funds and a slight increase in the cost of funds as most of these funds will be replaced with more expensive funds.

-------------------------------------------------------------------------------

   The Corporation is in the process of completing the final steps to establish ATH-Costa Rica, the first automated teller machine (ATM) network in Costa Rica. The combined efforts of Banco Popular de Puerto Rico, with its shared network ATH (A Toda Hora) and fifteen local banking institutions, will add 70 machines to the 80 ATMs currently operating, while providing its customers with access to ATMs in Puerto Rico and the United States, and vice-versa.


                                                /s/ Richard L. Carrion
                                                --------------------------------
                                                Richard L. Carrion
                                                Chairman, President and
                                                Chief Executive Officer

FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                                    At September 30,                    Average for the nine months
(In thousands)                                             1996         1995       Change       1996           1995       Change
-----------------------------------------------------------------------------------------------------------------------------------
                     Money market investment             $1,159,654  $   715,224  $  444,430  $   867,609  $   305,907  $  561,702
                     Investment and trading securities    4,917,061    4,765,803     151,258    5,217,378    4,483,910     733,468
                     Loans                                9,589,288    8,486,900   1,102,388    9,057,462    8,106,514     950,948
                     All other assets                     1,089,575      966,668     122,907      973,787      863,074     110,713
                     Total assets                        16,755,578   14,934,595   1,820,983   16,116,236   13,759,405   2,356,831
                     Non-interest bearing liabilities     2,376,757    2,086,677     290,080    2,285,168    2,026,525     258,643
                     Interest bearing liabilities        13,158,716   11,745,871   1,412,845   12,655,292   10,679,496   1,975,796
                     Stockholders' equity                 1,220,105    1,102,047     118,058    1,175,776    1,053,384     122,392

-----------------------------------------------------------------------------------------------------------------------------------
OPERATING HIGHLIGHTS
(In Thousands, except                                               Third Quarter                               Nine Months
per share information)                                     1996         1995       Change       1996           1995       Change
-----------------------------------------------------------------------------------------------------------------------------------

                     Net interest income                 $172,236      $148,415    $23,821     $502,904       $428,062    $74,842
                     Provision for loan losses             22,436        18,987      3,449       65,381         43,331     22,050
                     Fees and other income                 51,399        46,831      4,568      152,706        124,756     27,950
                     Other expenses                       154,926       137,952     16,974      452,759        403,378     49,381
                     Net income                          $ 46,273      $ 38,307    $ 7,966     $137,470       $106,109    $31,361
                     Net income applicable to common
                        stock                            $ 44,186      $ 36,220    $ 7,966     $131,208       $ 99,847    $31,361
                     Earnings per common share               0.67          0.55       0.12         1.99           1.52       0.47

-----------------------------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL                                                           Third Quarter                  Nine Months
INFORMATION                                                                 1996           1995           1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS -  Return on assets                                    1.10%          1.03%          1.14%          1.03%
                        Return on earning assets                            1.17           1.10           1.21           1.10
                        Return on common equity                            15.94          14.55          16.29          14.00
                        Net interest spread (taxable equivalent             3.98           3.90           4.04           3.97
                        Net interest yield (taxable equivalent)             4.70           4.66           4.79           4.78
                        Effective tax rate                                 29.62          32.39          28.49          27.74
                        Overhead ratio                                     48.80          49.03          48.77          55.57

-----------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS - Equity to assets                                    7.16%          7.39%          7.30%          7.66%
                        Tangible equity to assets                           6.42           6.42           6.50           6.64
                        Equity to loans                                    12.81          13.00          12.98          12.99
                        Internal capital generation                        10.75           9.69          11.06           9.10
                        Tier I capital to risk-adjusted assets             11.62          11.57          11.62          11.57
                        Total capital to risk-adjusted assets              14.21          12.83          14.21          12.83
                        Leverage ratio                                      6.54           6.70           6.54           6.70

-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA -     Market price
                           High                                          $ 27.75        $ 19.50        $ 27.75        $ 19.50
                           Low                                             22.63          17.75          19.38          14.07
                           End                                             27.00          19.38          27.00          19.38
                        Book value at period end                           16.96          15.22          16.96          15.22
                        Dividends declared                                  0.18           0.15           0.51           0.42
                        Dividend payout ratio                              26.89%         27.25%         24.13%         26.33%
                        Price/earnings ratio                               10.51X         9.76x          10.51X         9.76x

-----------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA -         Common shares outstanding                                                    66,048,673    65,844,636
                        Full-time equivalent employees                                                    7,795         7,653
                        Branches (banking operations)                                                       222           214
                        Automated teller machines                                                           367           327
                        Stockholders                                                                      5,520         5,375


Note: All common stock data has been adjusted to reflect the stock split effected in the form of a dividend on July 1, 1996.

FINANCIAL REVIEW

-------------------------------------------------------------------------------

This financial discussion contains an analysis of the consolidated financial position and financial performance of BanPonce Corporation and its wholly-owned subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. The Corporation offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:


     - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (Banco Popular), Pioneer Bank, Inc., Banco Popular, FSB and Commerce National Bank. The latter was acquired on September 30, 1996.

     - Lease Financing - Popular Leasing and Rental, Inc., and Vehicle Equipment Leasing Company, Inc. (VELCO)

     - Mortgage Banking/Consumer Finance - Popular Mortgage, Inc. (d/b/a Puerto Rico Home Mortgage), Equity One, Inc. (Equity One) and Popular Consumer Services, Inc. (d/b/a Best Finance)

     -    Investment Banking - BP Capital Markets, Inc. (BP Capital)

NET INCOME
The Corporation reported net earnings of $46.3 million for the third quarter of 1996, compared with $38.3 million realized in the same period of 1995, and $46.1 million reported during the second quarter of 1996. Earnings per common share
(EPS) for the quarter were $0.67, based on 66,048,673 average shares outstanding, compared with EPS of $0.55 for the third quarter of 1995, based on 65,844,636 average shares outstanding and EPS of $0.67 for the second quarter of 1996, based on 66,001,180 average shares outstanding, after adjusting for the stock split in the form of a dividend of one share for each share outstanding effective July 1, 1996. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1996, were 1.10% and 15.94%, respectively, compared with 1.03% and 14.55% reported during the third quarter of 1995 and 1.16% and 16.56%, respectively, for the second quarter of 1996.

   The increase of $8 million in quarterly earnings is derived mainly from the improvement of $23.8 million realized in net interest income and higher non-interest revenues by $4.6 million, partially offset by increases of $15.9 million in operating expenses, $3.4 million in the provision for loan losses, and $1.1 million in income tax expense.

   For the nine-month period ended September 30, 1996, the Corporation reported net earnings of $137.5 million, increasing almost 30% when compared with the $106.1 million in net earnings attained during the first nine months of 1995. EPS for both periods were $1.99 and $1.52, respectively, based on 66,000,086 average shares outstanding for the first nine months of 1996 and 65,789,014 for the same period in 1995. ROA and ROE for the nine-month period ended September 30, 1996, were 1.14% and 16.29%, respectively, compared with 1.03% and 14.00%, respectively, in the same period of 1995.

NET INTEREST INCOME
Net interest income for the quarter ended September 30, 1996, reached $172.2 million compared with $148.4 million reported for the same quarter in 1995. On a taxable equivalent basis, net interest income increased to $184.1 million from $159.9 million in the third quarter of 1995 and $180.5 million in the second quarter of 1996. This rise resulted from a $16.9 million increase due to a higher volume of earning assets and a $7.3 million increase due to a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. The highest marginal tax rate in Puerto Rico, the Corporation's principal place of business, was reduced from 42% in 1995 to 39% in 1996.

   Average earning assets reached $15.8 billion for the quarter ended September 30, 1996, compared with $13.8 billion for the same quarter of 1995. Loans contributed with 52% of the growth in earning assets, while the remaining 48% of the increase was attained in money market investments, investment and trading account securities.

   Average money market investments reached $1.1 billion for the third quarter of 1996, compared with $601 million for the same period of 1995. The increase of $484 million was mainly accomplished at BP Capital, contributing $454 million to the total increase. The yield on money market investments decreased from 5.87% to 5.34%, from the third quarter of 1995 to the third quarter of 1996, due primarily to a decrease in the general level of short-term interest rates during that time period, as a result of a stimulative monetary policy implemented by the Federal Reserve.

-------------------------------------------------------------------------------

Average investment securities reached $4.9 billion compared with $4.6 billion in the same quarter of 1995. The increase arose principally from increased activity at Banco Popular during the quarter. Anticipating a substantial reduction in the volume of 936 funds, Banco Popular, started raising conventional funds from U.S. banks and other institutional lenders in order to strengthen and enhance its access to financing in the capital markets, investing the proceeds in U.S. Agency Discount Notes. This arbitrage activity may decrease during the fourth quarter of the year when conventional funds are expected to replace a portion of the 936 funds expected to be withdrawn. The average yield of the Corporation's investment portfolio, including both available-for-sale and held-to-maturity investments, decreased 12 basis points to 6.59% during the three-month period ended September 30, 1996, from 6.71% during the same period of 1995. The latter is the result of the run-off of higher yielding securities in a decreasing interest rate scenario and the lower yield of U. S. Agency Discount Notes as the Federal Reserve decreased interest rates in late 1995 and early 1996.

   The average balance of trading account securities for the three-month period ended September 30, 1996, totaled $375 million compared with $248 million reported for the same quarter last year. Puerto Rico Home Mortgage and BP Capital are the main contributors to this rise, with increases of $96.2 million and $33.7 million, respectively.

   The Corporation had a significant growth in total average loans for the quarter with an increase of $1.0 billion or 12.3%, compared with the average balance of $8.4 billion in the third quarter of 1995. The increases in the commercial loan portfolio, including construction loans, of $476 million and in the mortgage loan portfolio of $265 million accounted for 72% of the total increase. These increases occurred mainly in Banco Popular and Equity One, respectively. The average yield on loans, on a taxable equivalent basis, rose 8 basis points from 10.01% to 10.09% in 1996. The loan category that was responsible for most of the yield improvement was personal loans which had an average yield for the quarter of 11.57%, compared with 10.84% in the third quarter of 1995. Other categories, such as financing leases and credit cards, also showed higher yields during the quarter, while the yield on commercial loans, including construction, remained flat and the yield on mortgages decreased 4 basis points.

   As a result of the increase in the proportion of lower yielding assets, partially offset by the higher yield on loans, the average yield on earning assets, on a taxable equivalent basis, decreased 9 basis points from 8.66% for the third quarter of 1995 to 8.57% during the third quarter of 1996.

   Average interest bearing liabilities of the Corporation were $13.3 billion for the three-month period ended September 30, 1996, compared with $11.6 billion for the same period of 1995. Average interest bearing deposits increased $724 million, mostly in certificates of deposits, including other time deposits and in savings accounts, which rose $468 million and $203 million, respectively, for the third quarter of 1996. Average demand deposits grew by $210 million from $1.8 billion to $2.0 billion.

   Average costs of interest bearing deposits for the quarters ended September 30, 1996 and 1995 were 4.18% and 4.25%, respectively. The decrease of 7 basis points was principally the result of a decrease in the average cost of certificates of deposit, including other time deposits for the third quarter of 1996, of 23 basis points from 5.45% to 5.22%. The average cost of NOW and money market deposits also decreased 13 basis points, to 3.31% in the third quarter of 1996. The average cost of savings accounts increased to 3.05%, from 2.98% reported during the third quarter of 1995.

   Average short-term borrowings increased $834 million to $3.9 billion during the third quarter of 1996, compared with $3.1 billion reported during the same period of 1995. The increase was mainly realized at BP Capital with a $473 million increase in average balance, mostly related to its arbitrage activities. The average cost of short-term borrowings for the quarter ended September 30, 1996, decreased by 16 basis points, from 5.42% to 5.26% in 1996.

   The decline in both, the average cost of interest bearing deposits and borrowings, resulted in a decrease in the total cost of interest bearing liabilities of 17 basis points, from 4.76% to 4.59% for the third quarter of 1995 and 1996, respectively. The cost of funding earning assets was 3.87% for the quarter ended September 30, 1996, compared with 4.00% for the same quarter a year before.

   The net interest yield, on a taxable equivalent basis, for the third quarter of 1996, was 4.70% compared with 4.66% for the same quarter in 1995 and 4.85% in the second quarter of 1996. The increase in the net interest yield mostly resulted from the decline in funding costs, particularly certificates of deposit and borrowings.

-------------------------------------------------------------------------------

   Table A below contains a summary of the results of the Corporation's net interest yield, on a taxable equivalent basis, for the nine-month periods ended September 30, 1996 and 1995. The rise of $79.5 million in net interest income results from a $56.5 million increase due to a higher volume of average earning assets and a $23.0 million effect due to higher net interest yield, on a taxable equivalent basis.

TABLE A

NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                          FIRST NINE MONTHS
--------------------------------------------------------------------------------
                                        1996 AVERAGE        1995 AVERAGE
                                     -------------------------------------------
                                     BALANCE      RATE    BALANCE      RATE
                                     -------------------------------------------

Earning assets                       $15,142      8.61%   $12,896      8.69%
                                     =======              =======
Financed by:
 Interest
 bearing funds                       $12,655      4.57%   $10,679      4.72%

Non-interest
bearing funds                          2,487                2,217
                                     -------              -------
Total                                $15,142      3.82%   $12,896      3.91%
                                     =======              =======

Net interest income
 per books                           $ 502.9              $ 428.1

Taxable equivalent
 adjustment                             36.3                 31.6
                                     -------              -------
Net interest income
 on a taxable equivalent
basis                                $ 539.2              $ 459.7
                                     =======              =======

Spread                                            4.04%                3.97%

Net interest yield                                4.79%                4.78%



   For the last 20 years Section 936 of the U.S. Internal Revenue Code (the
Code) has granted U.S. corporations operating in Puerto Rico (936 corporations) a tax credit against its federal tax liability for the net revenues derived from both qualifying active business and certain passive investments held in Puerto Rico banks, known as Qualified Possession Source Investment Income (QPSII). This favorable tax environment created a local funds market with an average cost usually below the U.S. market or the Eurodollar market. Financial institutions and other eligible borrowers in Puerto Rico have benefited from that low cost, although having to comply with certain investment requirements imposed by local regulations. In August, the U.S. Congress approved legislation that increased the federal minimum wage and repealed Section 936 of the Code. The bill approved repealed QPSII effective July 1, 1996, for taxable years beginning after December 31, 1995, while the income and wage credits will be phased out in 10 years. As a result, the Corporation anticipates a substantial reduction in the volume of 936 funds during the fourth quarter of 1996 and its substitution with conventional, more expensive funds. This may have the effect of increasing the cost of funds, therefore reducing the net interest income projected for the fourth quarter of 1996. The expected increase in the cost of funds should be partially offset by several mitigating factors which include a higher rate charged on commercial loans, whose price was previously indexed to a 936 market rate, and a lower level of investments required by local regulations to all recipients of 936 funds which earn a return substantially below market rates. In addition, some 936 corporations may choose not to withdraw a portion of their funds from financial institutions and rather invest those funds at a longer term to reduce the tollgate taxes applicable upon repatriating those funds. If this is the case, the cost of those funds should remain below that of the U.S. or Eurodollar mrket. At September 30, 1996, the Corporation had $3.2 billion in 936 funds, representing 20.6% of its liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
As shown in Table B, the provision for loan losses for the third quarter of 1996 was $22.4 million or $3.4 million higher than the provision of $19.0 million recorded for the same quarter of 1995. For the second quarter of 1996 the provision was $21.7 million. Net charge-offs for the quarter ended September 30, 1996, reached $18.8 million or 0.80% of average loans, compared with $13.3 million or 0.64% reported for the same quarter in 1995, and $18.1 million or 0.80% for the quarter ended on June 30,1996.










TABLE B

--------------------------------------------------------------------------------
    Quarter               Provision for           Net         Allowance for
     Ended                 Loan Losses        Charge-offs     Loan Losses
--------------------------------------------------------------------------------
                                             (In millions)
September 30, 1996           $22.4              $18.8             $182
June 30, 1996                 21.7               18.1              178
March 31, 1996                21.3               14.9              175
December 31, 1995             21.2               17.3              168
September 30, 1995            19.0               13.3              164


   Consumer loans and lease financing net charge-offs increased $3.4 million and $2.1 million, respectively. Consumer loans net charge-offs totaled $7.7 million or 1.24% of average consumer loans for the quarter ended September 30, 1996, while lease financing net losses amounted to $3.1 million or 2.44%. For the same quarter last year, consumer loans and lease financing charge-offs represented 0.79% and 0.81%, respectively, of their average portfolio.

--------------------------------------------------------------------------------------------------------------------
TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                        Third Quarter          First Nine Months
(Dollars in thousands)                                                1996         1995       1996           1995
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period....................................  $178,330    $158,734    $168,393      $153,798
Allowance purchased...............................................       402                     402
Provision for loan losses.........................................    22,436      18,987      65,381        43,331
                                                                    -----------------------------------------------
                                                                     201,168     177,721     234,176       197,129
                                                                    -----------------------------------------------
Losses charged to the allowance
 Commercial.......................................................     8,814       9,226      27,214        22,161
 Construction.....................................................       510         508       1,703         2,008
 Lease financing..................................................     6,166       1,316      14,360         4,120
 Mortgage.........................................................       549         468       1,605         1,130
 Consumer.........................................................    11,159       9,285      31,340        24,045
                                                                    ----------------------------------------------
                                                                      27,198      20,803      76,222        53,464
                                                                    ----------------------------------------------

Recoveries
 Commercial.......................................................     1,798       2,229       7,702         5,502
 Construction.....................................................       108                     130           286
 Lease financing..................................................     3,029         315       5,938         1,888
 Mortgage.........................................................        37          56         230           183
 Consumer.........................................................     3,430       4,912      10,418        12,906
                                                                    ----------------------------------------------
                                                                       8,402       7,512      24,418        20,765
                                                                    ----------------------------------------------
Net loans charged-off.............................................    18,796      13,291      51,804        32,699
                                                                    ----------------------------------------------
Balance at end of period..........................................  $182,372    $164,430    $182,372      $164,430
                                                                    ==============================================
Ratios:
 Allowance for losses to loans....................................      1.90%       1.94%       1.90%         1.94%
 Allowance to non-performing assets...............................    118.89      105.46      118.89        105.46
 Allowance to non-performing loans................................    124.71      114.52      124.71        114.52
 Non-performing assets to loans...................................      1.60        1.84        1.60          1.84
 Non-performing assets to total assets............................      0.92        1.04        0.92          1.04
 Net charge-offs to average loans.................................      0.80        0.64        0.76          0.54
 Provision to net charge-offs.....................................     1.19X        1.43x       1.26X         1.33x
 Net charge-offs earnings coverage................................     4.69         5.69        4.97          5.82


Within the consumer category, credit cards experienced an increase of approximately $2.9 million in credit losses during the third quarter of 1996, mostly in the portfolio that the Corporation maintains in the U.S. mainland. Credit cards net charge-offs represented 2.55% of the average credit card portfolio for the third quarter of 1996, compared with 2.58% for the same period of 1995. Economic factors such as the increase in personal bankruptcies in 1996 and a rising trend in consumer debt as a percentage of disposable personal income, contributed to the higher level of net credit losses in the consumer loan portfolio.


   Mortgage loans net charge-offs grew by $0.1 million during the third quarter, whereas the construction loan portfolio experienced net charge-offs of $0.4 million, for a $0.1 million improvement compared with the third quarter of 1995. Total commercial loans net charge-offs were $7.0 million in both the third quarter of 1996 and 1995. Nevertheless, as a percentage of average loans net charge-offs of commercial loans, including construction, decreased to 0.79% this quarter from 0.92% in the third quarter of 1995.

   For the nine-month period ended September 30, 1996, the provision for loan losses increased $22.1 million to $65.4 million, from $43.3 million for the same period in 1995. The growth of $1.1 billion in the loan portfolio since September 30, 1995, and higher net charge-offs by $19.1 million for the nine-month period were responsible for the increase in the provision. The increase in net charge-offs was mostly experienced in consumer loans and lease financing with rises of $9.8 million and $6.2 million, respectively. Commercial and mortgage loans net credit losses also exceeded the amount of last year by $2.9 million and $0.4 million, respectively, while construction loans net charge-offs decreased by $0.2 million.

-------------------------------------------------------------------------------

   At September 30, 1996, the allowance for loan losses reached $182 million, representing 1.90% of loans, compared with $164 million or 1.94% a year before. Management considers that the allowance for loan losses is adequate to absorb the potential write-offs in the loan portfolio based on the methodology established for its evaluation, which includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews, current and anticipated economic conditions and loan impairment measurement. Although the allowance for loan losses as a percentage of loans decreased slightly, the allowance to non-performing loans improved to 124.7% at September 30, 1996, from the ratio of 114.5% at the same date of 1995.

   The Corporation had $89 million in loans considered impaired at September 30, 1996, of which $54 million had a related allowance for possible loan losses of $15 million. As of the same date last year, loans considered impaired amounted to $98 million of which $46 million had a related allowance for loan losses of $17 million.

CREDIT QUALITY
Non-performing assets (NPA) consist of past due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days. However, the Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans that would be treated as non-accrual loans pursuant to the foregoing policy are treated as accruing loans if they are considered well-secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

   NPA as of September 30, 1996, amounted to $153 million or 1.60% of loans, compared with $156 million or 1.84% at September 30, 1995. NPA were $152 million or 1.64% of loans at June 30, 1996. Despite the increase in loans in most categories, there was a modest reduction in NPA compared with September 30, 1995, which helped to improve the ratios of NPA to total loans and the allowance for loan losses to NPA, as shown in Table D.

TABLE D
-----------------------------------------------------

                                   NPA     Allowance
                                 as a %     as a %
Date                  NPA       of Loans    of NPA
-----------------------------------------------------
                (Dollars in millions)
September 30, 1996   $153         1.60%     118.9%
June 30, 1996         152         1.64      117.0
March 31, 1996        151         1.70      116.0
December 31, 1995     155         1.79      108.6
September 30, 1995    156         1.84      105.5




   Non-performing loans totaled $146 million as of September 30, 1996, compared with $144 million at the end of the third quarter of 1995 and $146 million as of June 30, 1996. Non-performing mortgage loans increased $13.2 million as compared with September 30, 1995, mainly in Equity One. As of September 30, 1995, non-performing mortgage loans at Equity One amounted to $3.4 million, compared with $14.3 million as of the same date this year. Most of the increase relates to the significant increase in personal bankruptcies in the U.S. mainland and the growth in the mortgage loan portfolio of that subsidiary. Non-performing consumer loans increased $1.7 million. The increases in non-performing mortgage and consumer loans were partially offset by reductions in non-performing commercial, including construction loans and lease financing, which decreased $7.4 million and $4.9 million, respectively. Also, renegotiated loans decreased $0.2 million as compared with September 30, 1995. Management efforts to successfully dispose of other real estate owned reduced this non-performing asset by $4.9 million, particularly at Banco Popular and Pioneer.

   Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30, 1996, amounted to $114 million or 1.19% of loans, and the allowance for loan losses would be 159.9% of non-performing assets. At September 30, 1995, and June 30, 1996, adjusted non-performing assets were $124 million and $113 million, respectively, or 1.46% and 1.21% of loans.

--------------------------------------------------------------------------------


   Accruing loans that are contractually past due 90 days or more as to principal or interest as of September 30, 1996, amounted to $12.2 million compared with $16.0 million at September 30, 1995, and $13.2 million at June 30, 1996.

OTHER OPERATING INCOME
Total other operating income, including securities and trading gains, increased $4.6 million or 9.8% to $51.4 million for the third quarter of 1996, from $46.8 million reported for the same period in 1995. This increase resulted from growth in service charges on deposit accounts, other service fees and higher gains on sale of securities, partially compensated by reductions in trading account profits and other operating income. For the first nine months, total other operating income grew 22.4% to $152.7 million in 1996 from $124.8 million in 1995.

   Service charges on deposit accounts provided approximately 42% of other operating income, increasing to $21.4 million for the third quarter of 1996, from $20.0 million reported for the same period in 1995. The rise of $1.4 million or 7.1% is mainly attributed to a broader variety of services offered to commercial accounts at Banco Popular, together with revisions made to their fee structure. In addition, service charges on savings accounts showed an increase as a result of a higher volume. For the nine-month period ended September 30, 1996, service charges on deposit accounts totaled $63.8 million, increasing $6.2 million from the $57.6 million reported for the same period a year earlier.

   Other service fees rose $2.6 million to $19.0 million for the third quarter of 1996, from $16.4 million for the same quarter in 1995. This rise was led by an increase of $1.3 million in debit card revenues resulting from a higher volume of services provided by Banco Popular, including fees from the rent of point-of-sale (POS) terminals, merchant transaction fees and ATM interchange income. Credit card fees at Banco Popular increased $0.7 million, reflecting the positive effect of promotional activities and merchant fee volume, as well as an increase in volume of transactions. For the nine-month period ended September 30, 1996, other service fees reached $55.8 million or 21.8% higher than the $45.8 million obtained a year earlier.

   On the other hand, other operating income decreased $1.9 million to $6.3 million for the third quarter of 1996, from $8.2 million for the third quarter of 1995. Both Banco Popular and BanPonce Financial recognized write-downs of impaired assets during this quarter, which amounted to $1.9 million. Moreover, the Corporation reflected a decrease in the gain on sale of mortgage loans due to changes in market conditions. Partially offsetting this reduction was an increase in income related to the daily rental operation of the Corporation's leasing subsidiaries. Other operating income increased 50.5% for the nine-month period ended September 30, 1996, reaching $28.1 million compared with $18.7 million for the same period last year.

   Gains on sale of investment securities available-for-sale for the third quarter of 1996 amounted to $4.9 million, principally due to the sale of $6.4 million in equity securities by BanPonce Financial. During the same quarter a year earlier, BanPonce Financial sold $3.4 million in investment securities that resulted in a gain of $2.9 million. Trading activities resulted in a net loss of $0.2 million for the quarter ended September 30, 1996, compared with a net profit of $0.3 million in the third quarter of 1995.

OPERATING EXPENSES
Operating expenses for the third quarter of 1996 were $135.5 million compared with $119.6 million for the same quarter in 1995, an increase of $15.9 million or 13.3%. For the first nine months of 1996, operating expenses rose to $398.0 million from $362.6 million for the same period in 1995.

   Personnel costs amounted to $68.1 million for the third quarter of 1996, increasing $5.7 million from $62.4 million for the same period of 1995. Salaries accounted for a significant portion of this increase, rising $2.1 million or 4.6%, reaching $46.7 million for the quarter ended September 30, 1996, compared with $44.6 million for the same period in 1995, primarily due to higher salary levels and incentive pay to compensate sales efforts and emphasize the fulfillment of objectives. Full-time equivalent employees were 7,795 at September 30, 1996, up 142 from 7,653 as of the same date a year earlier. Pension costs and other fringe benefits increased $2.3 million to $15.6 million for the third quarter of 1996, reflecting an increase in medical plan costs and in pension and postretirement benefits expenses. Moreover, the profit sharing expense rose to $5.8 million for the third quarter of 1996, from $4.4 million for the same period in 1995, as a result of higher eligible salaries and stronger profitability ratios at Banco Popular. Personnel costs for the nine-month period ended September 30, 1996, grew $16.2 million or 8.7% to $203.3 million, from $187.1 million recorded for the same period a year earlier.

   Other operating expenses, excluding personnel cost, increased $10.2 million, reaching $67.4 million for the

-------------------------------------------------------------------------------


quarter ended September 30, 1996, compared with $57.2 million for the same quarter in 1995. Professional fees rose $2.8 million, principally at Banco Popular, reflecting expenditures for purchased software associated with systems enhancements and for consulting services related to the Corporation's strategic initiatives. Business promotion expense rose $2.1 million as part of the ongoing campaign to promote the use of electronic services at Banco Popular. In addition, during this quarter Banco Popular invested in expanding the market penetration of new commercial and retail products and services, by sponsoring events such as the transmission in Puerto Rico of the Olympic Games and others.

   Also, communications and equipment expenses increased $2.8 million, mostly as a result of the expansion of the electronic payment system, an upgrade to Banco Popular's communication system and the growth in the network of POS terminals. During the three-month period ended September 30, 1996, a total of 1,016 new POS terminals were installed bringing the current total to 9,998 terminals. In addition, in this quarter Banco Popular, FSB, the Corporation's savings and loans subsidiary, recorded $1.2 million in other operating expenses as a result of the one-time assessment to capitalize the Savings Association Insurance Fund
(SAIF) approved on September 30, 1996. The new bill provides that, effective January 1, 1997, the assessment base for payments of the interest on obligations issued by the Financing Corporation (FICO) for the resolution of failed thrifts will be expanded to include all FDIC-insured institutions. For the nine-month period ended September 30, 1996, other operating expenses of the Corporation reached $194.6 million, compared with $175.5 million reported for the same period in 1995.

   Income tax expense for the quarter ended September 30, 1996, amounted to $19.5 million, an increase of $1.1 million over the $18.4 million recorded for the same quarter of 1995. The increase in income tax results basically from a higher pre-tax income. For the nine-month period ended September 30, 1996, income tax expense reached $54.8 million, compared with $40.7 million reported for the same period in 1995. The effective tax rates for the third quarter of 1996 and the first nine months of 1996 were 29.6% and 28.5%, respectively, compared with 32.4% and 27.7% for the same periods in 1995.

BALANCE SHEET COMMETS
The Corporation maintained its growing trend during the quarter just ended. At September 30, 1996, the Corporation's total assets reached $16.8 billion, an increase of 12.2% when compared with $14.9 billion at September 30, 1995. Total assets at December 31, 1995, were $15.7 billion. Average assets for the first nine months of 1996 were $16.1 billion compared with $13.8 billion for the same period in 1995, an increase of 17.1%. Average assets for the year ended December 31, 1995, were $14.1 billion.

   Earning assets at September 30, 1996, increased to $15.7 billion from $14.0 billion at September 30, 1995, and $14.7 billion at December 31, 1995. Total loans accounted for $1.1 billion of that growth, reaching $9.6 billion at September 30, 1996, or 13.0% higher than the $8.5 billion a year ago. Most loan categories experienced growth. Commercial, including construction loans, increased $482 million or 14.4%, from $3.3 billion at September 30, 1995, to $3.8 billion at September 30, 1996. Mortgage loans rose $318 million or 13.4%, from $2.4 billion at September 30, 1995. The increase was mostly experienced in Equity One, which rose $123 million and in Banco Popular with an increase of $130 million. Consumer loans increased $282 million or 12.4% and the lease financing portfolio rose $21 million or 4.2% as compared with September 30, 1995. Total loans at December 31, 1995, amounted to $8.7 billion.

   Money market investments amounted to $1.2 billion at September 30, 1996, compared with $715 million as of the same date in 1995. BP Capital, which was responsible for $398 million of the increase, had $1.1 billion in money market investments at the end of the third quarter of 1996. Investment securities totaled $4.5 billion as of both September 30, 1996 and 1995. These figures include $2.8 billion in investment securities available-for-sale as of September 30, 1996, and $1.4 billion as of September 30, 1995. The shift to the available-for-sale portfolio mostly resulted from the reclassification of $1.3 billion from securities held-to-maturity at the end of 1995. In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In conjunction with the issuance of this Special Report the FASB provided for a one-time "window" to reclassify securities from the held-to-maturity portfolio to the available-for-sale or trading portfolios before January 1, 1996, without calling into question the intent to hold other debt securities to maturity in the future. Trading account securities amounted to $372 million at September 30, 1996, an increase of $91 million, mainly attained by BP Capital and Puerto Rico Home Mortgage.

   On the liability side, total deposits reached $10.6 billion at September 30, 1996, or $861 million higher

-------------------------------------------------------------------------------


than the September 30, 1995 figure. Non-interest bearing deposits amounted to $2.1 billion at September 30, 1996, while interest bearing deposits reached $8.5 billion. These figures compare with $1.8 billion and $7.9 billion, respectively, at the end of the third quarter of 1995. A significant portion of the increase was realized at Banco Popular, whose interest bearing deposits increased $538 million, particularly in certificates of deposit, and its non-interest bearing deposits increased $230 million. At September 30, 1996, 79.4% of the Corporation's total deposits were in Puerto Rico and the Virgin Islands, and the remaining 20.6% were U.S. deposits. Total 936 deposits at September 30, 1996, amounted to $1.0 billion. Total deposits at December 31, 1995 were $9.9 billion.

   Federal funds purchased and securities sold under agreements to repurchase, notes payable and other short-term borrowings increased $721 million, from $3.8 billion at September 30, 1995, to $4.5 billion at September 30, 1996. This rise is mainly due to an increase of $423 million in other short-term borrowings, mainly in Banco Popular and BanPonce Financial, and a higher volume of securities sold under agreements to repurchase at BP Capital. In addition, in September 1996 Banco Popular issued $150 million in promissory notes.

   Subordinated notes increased to $125 million at September 30, 1996, from $50 million outstanding a year ago. On December 12, 1995, the Corporation issued $125 million in subordinated notes carrying an interest rate of 6.75% and maturing on December 15, 2005. The proceeds obtained from this issuance were utilized to finance the growth and expansion of the Corporation's subsidiaries. The $50 million subordinated notes outstanding at September 30, 1995, matured on June 15, 1996.

   The Corporation's stockholders' equity at September 30, 1996, amounted to $1.22 billion, compared with $1.10 billion at September 30, 1995. The increase is mainly due to earnings retention. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $4.1 million in additional capital since September 30, 1995. On April 26, 1996, the Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, which doubled the total outstanding shares at the time. The new shares were issued on July 1, 1996, to shareholders of record as of June 14, 1996, and $198 million were transferred from retained earnings to common stock as a result of the split. All per share data included herein has been adjusted to reflect the stock split. Stockholders' equity at September 30, 1996, includes $6.0 million, net of deferred taxes, in unrealized holding losses on securities available-for-sale, compared with $5.8 million in unrealized gains on securities available-for-sale at September 30, 1995. Stockholders' equity at December 31, 1995, amounted to $1.14 billion.

   The market value of the Corporation's common stock at September 30, 1996, increased 39% to $27.00 per share, from $19.38 at the same date last year and $22.50 at June 30, 1996. The Corporation's total market capitalization at September 30, 1996, was $1.78 billion. Book value per common share increased to $16.96 as of September 30, 1996, compared with $15.22 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended September 30, 1996, was 26.89% compared with 27.25% for the same quarter last year.

   The market value of the Corporation's preferred stock at September 30, 1996, was $26.50 per share compared with $26.75 at September 30, 1995, and $26.50 at June 30, 1996.

   Capital ratios continue well over regulatory requirements. The Corporation ended the third quarter of 1996 with Tier I, total capital and leverage ratios of 11.62%, 14.21% and 6.54%, respectively, compared with 11.57%, 12.83% and
6.70% at September 30, 1995.

CONSOLIDATED STATEMENTS OF CONDITION
------------------------------------------------------------------------------------------------------
                                                                                    September 30
(In Thousands)                                                                  1996            1995
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks...............................................  $   488,151     $    376,086
                                                                        ----------------------------
Money market investments:
 Federal funds sold and securities and mortgages
  purchased under agreements to resell................................    1,152,352          714,085
 Time deposits with other banks.......................................        5,348              100
 Bankers' acceptances.................................................        1,954            1,039
                                                                        ----------------------------
                                                                          1,159,654          715,224
                                                                        ----------------------------
 Investment securities held-to-maturity,
  at cost.............................................................    1,712,154        3,107,252
 Investment securities available-for-sale, at market value............    2,832,553        1,377,192
 Trading account securities, at market value..........................      372,354          281,359
 Loans held-for-sale..................................................      176,937           37,146
 Loans................................................................    9,743,305        8,764,741
   Less--Unearned income..............................................      330,954          314,987
         Allowance for loan losses ...................................      182,372          164,430
                                                                        ----------------------------
                                                                          9,229,979        8,285,324
                                                                        ----------------------------
 Premises and equipment...............................................      345,992          328,118
 Other real estate....................................................        4,540            9,494
 Customers' liabilities on acceptances................................        2,053            1,592
 Accrued income receivable............................................      120,220          124,541
 Other assets.........................................................      177,307          142,519
 Intangible assets ...................................................      133,684          148,748
                                                                        ----------------------------
                                                                        $16,755,578     $ 14,934,595
                                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Deposits:
     Non-interest bearing.............................................  $ 2,082,455     $  1,838,618
     Interest bearing.................................................    8,506,526        7,889,766
                                                                        ----------------------------
                                                                         10,588,981        9,728,384
    Federal funds purchased and securities sold
     under agreements to repurchase ..................................    2,787,186        2,642,766
    Other short-term borrowings.......................................      848,071          418,936
    Notes payable ....................................................      861,933          714,403
    Senior debentures.................................................       30,000           30,000
    Acceptances outstanding...........................................        2,053            1,592
    Other liabilities.................................................      292,249          246,467
                                                                        ----------------------------
                                                                         15,410,473       13,782,548
                                                                        ----------------------------
    Subordinated notes ...............................................      125,000           50,000
                                                                        ----------------------------

 Stockholders' equity:
    Preferred stock ..................................................      100,000          100,000
    Common stock......................................................      396,292          197,534
    Surplus ..........................................................      479,792          411,468
    Retained earnings.................................................      250,022          344,343
    Unrealized gains (losses) on securities available-for-sale, net
     of deferred taxes ...............................................       (6,001)           5,845
    Capital reserves .................................................                        42,857
                                                                        ----------------------------
                                                                          1,220,105        1,102,047
                                                                        ----------------------------
                                                                        $16,755,578     $ 14,934,595
                                                                        ============================



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
                                                               Quarter ended      For the nine months ended
                                                               September 30,            September 30,
(Dollars in thousands, except per share information)         1996        1995         1996          1995
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans...................................................   $235,995    $208,175     $679,269      $599,254
 Money market investments ...............................     14,566       8,885       34,121        13,467
 Investment securities...................................     71,259      67,637      211,646       189,772
 Trading account securities .............................      5,277       3,762       14,963         5,002
                                                            -----------------------------------------------
                                                             327,097     288,459      939,999       807,495
                                                            -----------------------------------------------

INTEREST EXPENSE:
 Deposits ...............................................     89,851      83,886      259,540       245,536
 Short-term borrowings ..................................     53,190      43,325      137,745        97,945
 Long-term debt .........................................     11,820      12,833       39,810        35,952
                                                            -----------------------------------------------
                                                             154,861     140,044      437,095       379,433
                                                            -----------------------------------------------
 Net interest income.....................................    172,236     148,415      502,904       428,062
 Provision for loan losses...............................     22,436      18,987       65,381        43,331
                                                            -----------------------------------------------
 Net interest income after provision for loan losses.....    149,800     129,428      437,523       384,731
 Service charges on deposit accounts.....................     21,390      19,976       63,855        57,618
 Other service fees .....................................     19,035      16,456       55,823        45,832
 Gain on sale of securities..............................      4,911       1,950        5,620         2,062
 Trading account profit (loss) ..........................       (216)        293         (661)          593
 Other operating income..................................      6,279       8,156       28,069        18,651
                                                            -----------------------------------------------
                                                             201,199     176,259      590,229       509,487
                                                            -----------------------------------------------
OPERATING EXPENSES:
 Personnel costs:
  Salaries...............................................     46,672      44,626      137,536       128,837
  Profit sharing.........................................      5,789       4,435       17,544        14,268
  Pension and other benefits ............................     15,632      13,302       48,267        43,985
                                                            -----------------------------------------------
                                                              68,093      62,363      203,347       187,090
 Net occupancy expense...................................      8,700       8,236       26,614        24,258
 Equipment expenses .....................................     12,037      10,274       35,617        29,610
 Other taxes.............................................      5,816       5,241       17,245        15,966
 Professional fees.......................................     11,659       8,847       32,568        25,619
 Communications .........................................      6,748       5,731       19,561        17,023
 Business promotion......................................      6,357       4,270       17,776        12,232
 Printing and supplies ..................................      2,928       3,047        8,871         8,345
 Other operating expenses................................      8,663       6,470       22,861        27,335
 Amortization of intangibles.............................      4,452       5,117       13,536        15,157
                                                            -----------------------------------------------
                                                             135,453     119,596      397,996       362,635
                                                            -----------------------------------------------
 Income before taxes.....................................     65,746      56,663      192,233       146,852
 Income taxes............................................     19,473      18,356       54,763        40,743
                                                            -----------------------------------------------

 NET INCOME..............................................   $ 46,273    $ 38,307     $137,470      $106,109
                                                            ===============================================
 NET INCOME APPLICABLE TO COMMON STOCK...................   $ 44,186    $ 36,220     $131,208      $ 99,847
                                                            ===============================================
 EARNINGS PER COMMON SHARE ..............................   $   0.67    $   0.55     $   1.99      $   1.52
                                                            ===============================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                           For the nine months ended
                                                                                  September 30,
(In thousands)                                                             1996                 1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................      $  137,470           $   106,109
                                                                       --------------------------------

Adjustments to reconcile net income to cash provided by
 operating activities:
 Depreciation and amortization of premises and equipment.........          36,033                32,283
 Provision for loan losses ......................................          65,381                43,331
 Amortization of intangibles.....................................          13,536                15,157
 Gain on sale of investment securities available-for-sale........          (5,620)               (2,062)
 Loss on disposition of premises and equipment...................              34                   125
 Amortization of premiums and accretion of discounts
 on investments  ................................................           7,191                (2,479)
 Increase in loans held-for-sale ................................         (64,131)               (5,689)
 Amortization of deferred loan fees and costs....................          (2,283)                  432
 Net increase in postretirement benefit obligation...............           6,812                 5,770
 Net increase in trading securities..............................         (41,681)              (48,659)
 Net increase in interest receivable.............................          (6,068)              (35,380)
 Net increase in other assets....................................         (28,900)              (11,989)
 Net increase in interest payable................................           8,780                   384
 Net decrease in current and deferred taxes .....................         (20,937)               (5,401)
 Net increase in other liabilities...............................          15,487                 6,924
                                                                       --------------------------------
Total adjustments  ..............................................         (16,366)               (7,253)
                                                                       --------------------------------
Net cash provided by operating activities........................         121,104                98,856
                                                                       --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in money market investments.............        (348,268)              127,792
 Purchases of investment securities held-to-maturity.............     (17,836,268)          (11,030,926)
 Maturities of investment securities held-to-maturity............      17,772,265            10,985,704
 Purchases of investment securities available-for-sale...........      (4,102,815)             (818,398)
 Maturities of investment securities available-for-sale..........       1,933,938                78,867
 Sales of investment securities available-for-sale...............       2,542,954               234,056
 Net disbursements on loans......................................      (1,130,766)             (861,871)
 Proceeds from sale of loans.....................................         300,128                88,876
 Acquisition of loan portfolios..................................         (37,603)              (46,575)
 Assets acquired, net of cash....................................          (7,164)              (29,189)
 Acquisition of premises and equipment ..........................         (56,529)              (44,047)
 Proceeds from sale of premises and equipment....................           3,026                 8,893
                                                                       --------------------------------
Net cash used in investing activities............................        (967,102)           (1,306,818)
                                                                       --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits........................................         649,614               532,568
 Net deposits acquired...........................................                               163,577
 Net (decrease) increase in federal funds purchased and
  securities sold under agreements to repurchase.................        (213,692)              413,269
 Net increase (decrease) in other short-term borrowings..........         393,363              (177,298)
 Proceeds from issuance of notes payable ........................         546,712               327,153
 Payments of notes payable.......................................        (415,207)              (87,508)
 Payments of subordinated notes..................................         (50,000)
 Dividends paid..................................................         (37,920)              (32,557)
 Proceeds from issuance of common stock..........................           3,106                 2,528
                                                                       --------------------------------
Net cash provided by financing activities........................         875,976             1,141,732
                                                                       --------------------------------
Net increase (decrease) in cash and due from banks...............          29,978               (66,230)
Cash and due from banks at beginning of period...................         458,173               442,316
                                                                       --------------------------------
Cash and due from banks at end of period ........................      $  488,151           $   376,086
                                                                       ================================


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

The consolidated financial statements of BanPonce Corporation include the balance sheet of the Corporation and its wholly-owned subsidiaries, Vehicle Equipment Leasing Company, Inc. (Velco); BP Capital Markets, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary BanPonce Financial Corp., including Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp (second tier subsidiaries) and Equity One, Inc.; and Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services, Inc. and Popular Mortgage, Inc., as of September 30, 1996 and 1995, and their related statements of income and cash flows for the nine-month periods then ended. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1996 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the quarter and nine-month period ended September 30,1996, the Corporation recognized a loss of $700, based on the requirements of this pronouncement.

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

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of September 30, 1996, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $24,193, $30,864 and $64, respectively. For the quarter and nine-month period ended September 30, 1996, the Corporation realized additional income of $1,366 and $2,976, respectively, as a result of the adoption of this pronouncement.

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

--------------------------------------------------------------------------------

Banco Popular provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarter and nine-month period ended September 30, 1996, the Corporation recognized $401 and $615, respectively, related to this plan.

Effective January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements address the accounting by creditors for impairment of certain loans and require that impaired loans as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective rate, at the loan's observable market price or, on the fair value of the collateral if the loan is collateral dependent. As of September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $89,153 (1995 - $98,175), of which $53,632 (1995 - $46,439) had a related allowance for possible loan losses of $14,576 (1995 - $16,600). Average impaired loans during the quarter and the first nine months of 1996 were $89,239 and $86,141, respectively (1995 - $93,716 and $91,608). The Corporation recognized interest income on impaired loans of $1,147, and $2,735, respectively, for the quarter and nine-month period ended September 30, 1996 (1995 - $927 and $2,325).

In June 1996, the Financial Accounting Standard Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The pronouncement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities ocurring after December 31, 1996, and is to be applied prospectively. The Corporation has not yet determined the impact of this statement.


NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1996, and market value for the following investment securities are:

---------------------------------------------------------------------------------------------------
Investments securities held-to-maturity:
                                                                September 30,
                                                        1996                         1995
                                              Amortized      Market        Amortized      Market
                                                Cost          Value           Cost         Value
                                              -----------------------------------------------------
U.S. Treasury (average
   maturity of 7 months)                     $  922,075    $  922,621       $2,144,326   $2,151,139
Obligations of other U.S. Government
   agencies and corporations
   (average maturity of 4 months)               280,376       279,433          214,280      212,445
Obligations of Puerto Rico, States and
   political subdivisions (average
   maturity of 2 years and 6 months)            188,138       189,687          197,694      201,988
Collateralized mortgage obligations
   (average maturity of 1 year and 5 months)    195,276       194,259          370,599      366,165
Mortgage-backed securities (average
   maturity of 4 years and 5 months)             54,837        53,989          124,280      123,474
Equity securities (without contractual
   maturity)                                     58,773        58,773
Others (average maturity of 4 years
   and 8 months)                                 12,679        12,645           56,073       56,108
                                             ------------------------------------------------------
                                             $1,712,154    $1,711,407       $3,107,252   $3,111,319
                                             ======================================================


---------------------------------------------------------------------------------------------------

Investments securities available-for-sale:
                                                                September 30,
                                                        1996                         1995
                                              Amortized      Market        Amortized      Market
                                                Cost          Value           Cost         Value
                                              ----------------------------------------------------
U.S. Treasury (average maturity
   of 1 year and 2 months)                      $2,033,960    $2,033,102     $  904,314   $  905,457
Obligations of other U.S. Government
   agencies and corporations (average
   maturity of 1 year and 11 months)               158,782       158,120        145,079      145,735
Obligations of Puerto Rico, States and
   political subdivisions (average
   maturity of 2 years and 8 months)                24,107        24,059         30,518       30,574
Collateralized mortgage obligations (average
   maturity of 3 years)                            296,727       295,953         64,980       64,850
Mortgage-backed securities (average maturity
   of 18 years and 3 months)                       295,457       290,990        183,656      183,268
Equity securities (without contractual
   maturity)                                        11,512        11,439          3,984        3,984
Others (average maturity of 13 years and
   1 month)                                         19,050        18,890         35,786       43,324
                                                ----------------------------------------------------
                                                $2,839,595    $2,832,553     $1,368,317   $1,377,192
                                                ====================================================


NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $3,007,804 (1995 - $2,496,446) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1996, amounted to $13,366 and $119,143. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

------------------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED NOTES

Subordinated notes consist of the following:
                                                                        September 30,
                                                                  1996               1995
                                                                --------------------------
    Subordinated notes issued by the Corporation on
      December 12, 1995, maturing on December 15,
      2005, with interest payable semi-annually at 6.75%        $125,000
                                                                --------------------------
    Subordinated notes issued by Banco Popular on March
      29, 1989, which matured on June 15, 1996, with
      interest payable quarterly and consisting of:
    8.875% Fixed Rate Notes series A                                              $15,000

    8.6875% Fixed Rate Notes series B                                              15,000

    Floating Rate Notes series A with interest
      payable at 88% of LIBID rate                                                 19,000

    Floating Rate Notes series B with interest
      payable at 86% of LIBID rate                                                  1,000
                                                                -------------------------
                                                                                   50,000
                                                                -------------------------
                                                                $125,000          $50,000
                                                                =========================

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 66,048,673 are issued and outstanding at September 30, 1996. On April 26,1996, the Corporation's Board of Directors authorized a stock split of one share for each share outstanding effected in the form of a dividend, effective July 1, 1996. As a result of the split, 33,000,590 shares were issued, and $198,004 were transferred from retained earnings to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, are issued and outstanding at September 30, 1996.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $44,186 for the third quarter of 1996 (1995 -$36,220) and $131,208 for the nine months ended September 30, 1996 (1995
- $99,847), after deducting the dividends on preferred stock. EPS are based on 66,048,673 average shares outstanding for the third quarter of 1996 (1995 - 65,844,636) and 66,000,086 average shares outstanding for the first nine months of 1996 (1995 - 65,789,014), after restating for the stock split.

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 1996, the Corporation paid interest and income taxes amounting to $427,946 and $70,047, respectively (1995
- $382,692 and $36,741). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 1996, amounted to $2,089 and $3,849, respectively (1995 - $5,072, and $2,669).
The Corporation's stockholders' equity at September 30, 1996, includes $6,001, net of deferred taxes, in unrealized holding losses on securities available-for-sale, as compared with unrealized holding gains of $5,845 at September 30, 1995.

DIRETORS AND OFFICERS
--------------------------------------------------------------------------------------------------
Board of Directors                                        OFFICES (CONT.)
Richard L. Carrion, Chairman                              VIRGIN ISLANDS OFFICE
Alfonso F. Ballester, Vice Chairman                          80 Kronprindsens Gade
Antonio Luis Ferre, Vice Chairman                            Kronprindsens Quarter
Juan A. Albors Hernandez *                                   Charlotte Amalie, St. Thomas
Salustiano Alvarez Mendez *                                  U.S. Virgin Islands 00802
Jose A. Bechara Bravo *                                      Telephone: (809) 774-2300
Juan J. Bermudez
Esteban D. Bird *                                         SUBSIDIARIES
Francisco J. Carreras                                     VEHICLE EQUIPMENT LEASING COMPANY, INC.
David H. Chafey, Jr.                                         State Road #2 Km. 6.8
Luis E. Dubon, Jr.                                           Villa Caparra
Hector R. Gonzalez                                           Guaynabo, Puerto Rico 00966
Jorge A. Junquera Diez                                       Telephone: (787) 792-9292
Franklin A. Mathias*
Manuel Morales, Jr.                                       POPULAR LEASING AND RENTAL, INC.
Alberto M. Paracchini                                        M-1046 Federico Costa St.
Francisco Perez, Jr. **                                      Tres Monjitas Industrial Development
Francisco M. Rexach, Jr.                                     San Juan, Puerto Rico 00903
Jose E. Rossi **                                             Telephone: (787) 751-4848
Felix J. Serralles Nevares
Emilio Jose Venegas **                                    POPULAR CONSUMER SERVICES, INC.
Julio E. Vizcarrondo, Jr.                                    10 Salud Street
                                                             El Senorial Condominium, Suite 613
Samuel T. Cespedes, Secretary                                Ponce, Puerto Rico 00731
                                                             Telephone: (787) 844-2860
  * Director of Banco Popular de Puerto Rico only
 ** Director of BanPonce Corporation only                 EQUITY ONE, INC.
                                                             523 Fellowship Road, Suite 220
                                                             Mt. Laurel, New Jersey 08054
EXECUTIVE OFFICERS                                           Telephone: (609) 273-1119
Richard L. Carrion, Chairman of the Board,
   President and Chief Executive Officer                  PIONEER BANCORP, INC.
David H. Chafey, Jr., Senior Executive Vice President        4000 West North Avenue
Jorge A. Junquera Diez, Senior Executive Vice President      Chicago, Illinois 60639
Maria Isabel Burckhart, Executive Vice President             Telephone: (312) 772-8600
Larry Kesler, Executive Vice President
Humberto Martin, Executive Vice President                 BANCO POPULAR, FSB
Emilio E. Pinero, Executive Vice President                   500 Bloomfield Avenue
                                                             Newark, New Jersey 07107
OFFICES                                                      Telephone: (201) 484-6525

CENTRAL OFFICE                                            POPULAR MORTGAGE, INC.
   Banco Popular Center, Hato Rey                            268 Ponce de Leon Avenue
   209 Munoz Rivera Avenue                                   San Juan, Puerto Rico 00918
   San Juan, Puerto Rico 00918                               Telephone: (787) 753-0245
   Telephone: (787) 765-9800
                                                          BP Capital Markets, Inc.
NEW YORK OFFICE                                              1020 Popular Center
   7 West 51st. St.
   New York, N.Y. 10019                                      Hato Rey, Puerto Rico 00918
   Telephone: (212) 315-2800                                 Telephone: (787) 766-4200

LOS ANGELES OFFICE                                        COMBANCORP
   354 South Spring St.                                      6001 E. Washington Blvd.
   Los Angeles, California 90013                             Telephone:(213) 724-8800
   Telephone: (213) 626-1160                                 City of Commerce, California 90040
                                                             Telephone: (213) 724-8800


                                                                              19

BANPONCE
CORPORATION

PO Box 362708
San Juan, Purerto Rico 00936-2708



[RECYCLE LOGO] PRINTED ON RECYCLED PAPER.