Form 10-K
period 1996-12-31
BANPONCE CORP
filed 1997-03-21
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                          EFFECTIVE OCTOBER 7, 1996]

                   For the Fiscal Year Ended December 31, 1996
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-13818

                              BANPONCE CORPORATION
                              --------------------

                 Incorporated in the Commonwealth of Puerto Rico

                   IRS Employer Identification No. 66-0416582

                          Principal Executive Offices:
                          ----------------------------
                            209 Munoz Rivera Avenue
                          Hato Rey, Puerto Rico 00918
                        Telephone Number: (787) 765-9800

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

As of February 28, 1997 the Corporation had 66,121,855 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $2,380,387,000 based upon the reported closing price of $36.00 on the NASDAQ National Market System on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated herein by reference in response to Item 1 of Part I.

         (2) Portions of the Corporation's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------

Item 1      Business....................................................     3
Item 2      Properties..................................................    10
Item 3      Legal Proceedings...........................................    11
Item 4      Submission of Matters to a Vote of Security Holders.........    11

PART II
-------

Item 5      Market for Registrant's Common Stock and Related
              Stockholder Matters.......................................    11
Item 6      Selected Financial Data.....................................    12
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    12
Item 8      Financial Statements and Supplementary Data.................    13
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    13
PART III
--------

Item 10     Directors and Executive Officers of the Registrant..........    13
Item 11     Executive Compensation......................................    13
Item 12     Security Ownership of Certain Beneficial Owners
              and Management............................................    13
Item 13     Certain Relationships and Related Transactions..............    13


PART IV
-------

Item 14     Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.......................................    14

                                     PART I

ITEM 1. BUSINESS

         BANPONCE CORPORATION (the "Corporation") is a diversified, publicly owned bank holding company, incorporated under the General Corporation Law of Puerto Rico in November 1984. It provides a wide variety of financial services through its principal subsidiaries: Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), BP Capital Markets, Inc. ("BP Capital") and Popular International Bank, Inc. ("PIB"). The Corporation is subject to the provisions of the U.S. Bank Holding Company Act of 1956 (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Banco Popular, the Corporation's principal banking subsidiary, was incorporated over 100 years ago in 1893 and is Puerto Rico's largest bank with total assets of $14.0 billion, deposits of $10.1 billion and stockholder's equity of $1.0 billion at December 31, 1996. The Bank accounted for 84% of the total consolidated assets of the Corporation at December 31, 1996. The Bank is a full-service commercial bank, and Puerto Rico's largest banking institution with a delivery system of 178 branches and 327 automated teller machines on the island. The Bank also has the largest trust operation in Puerto Rico and is the largest servicer of mortgage loans for investors. In addition, it operates the largest Hispanic bank branch network in the mainland United States with 29 branches in New York and an agency in Chicago. As of December 31, 1996, these branches had a total of approximately $1.5 billion in deposits. The Bank also operates seven branches in the U.S. Virgin Islands and one branch in the British Virgin Islands. The Bank is a member of the Federal Reserve System and is also subject to the supervision of the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico and the Superintendent of Banks of the State of New York. Banco Popular's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). In addition, Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's largest vehicle leasing and daily rental company, Popular Consumer Services, Inc., a small-loan and secondary mortgage company with 35 offices in Puerto Rico operating under the name of Best Finance, and Popular Mortgage, Inc., a mortgage loan company with four offices in Puerto Rico operating under the name of Puerto Rico Home Mortgage. BP Capital Markets, Inc. is a direct subsidiary of the Corporation engaged in the business of securities broker-dealer in Puerto Rico, with institutional brokerage, financial advisory, and investment and security brokerage operations.

         PIB, incorporated under the Puerto Rico International Banking Center Act ("IBC Act"), owns all issued and outstanding stock of BanPonce Financial Corp ("Financial"), a Delaware corporation. PIB is principally engaged in providing managerial services to its subsidiaries. Financial is the direct owner of all the issued and outstanding shares of Pioneer Bancorp, Inc., a corporation organized under the laws of Delaware and headquartered in Chicago, Illinois, and a registered bank holding company under the BHC Act of 1956, which through its wholly-owned subsidiary River Associates, Bancorp, Inc., a Delaware corporation, owns and operates Banco Popular, Illinois (formerly Pioneer Bank & Trust Company) a bank organized under the laws of the State of Illinois with five branches in that state. The deposits of Banco Popular, Illinois are insured by the FDIC. As of December 31, 1996 the assets of Banco Popular, Illinois were $467.4 million and its deposits were $375.3 million.

         Financial is also the direct owner of all the common stock of Banco Popular, FSB, a federal savings bank which acquired from the Resolution Trust Corporation ("RTC") certain assets and all of the deposits of four New Jersey branches of the former Carteret Federal Savings Bank, a federal savings bank under Resolution Trust Corporation conservatorship. The deposits of Banco Popular, FSB are insured by the FDIC and it is subject to the supervision of the Office of Thrift Supervision. As a result of the ownership of Banco Popular, FSB, the Corporation has become a registered savings and loan holding company under the Home Owners' Loan Act.

         Banco Popular, FSB owns Equity One, Inc., a Delaware corporation (formerly Spring Financial Services, Inc.) ("Equity One"). Equity One is a diversified consumer finance company engaged in the business of granting personal and mortgage loans and providing dealer financing through 102 offices in 28 states with total assets of $1.1 billion as of December 31, 1996. Equity One had initially been acquired by Financial on September 30, 1991, prior to which time Financial had no significant business operations.

         On September 30, 1996, Financial acquired all of the common stock of CombanCorp, a corporation organized under the laws of California and headquartered in Los Angeles, and a registered bank holding company under the BHC Act. CombanCorp owns Banco Popular, National Association (California) ("Banco Popular, N.A. (California)"), a national bank with four branches in California. The deposits of Banco Popular, N.A. (California) are also insured by the FDIC and it is subject to the supervision of the Office of the Comptroller of the Currency. As of December 31, 1996, it had assets of $139.5 million and deposits of $100.9 million.

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

         The Corporation's business is described on pages 10 through 29 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1996, information which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

         The Corporation is a bank holding company subject to the supervision and regulation of the Federal Reserve Board under the BHC Act. As a bank holding company, the Corporation's activities and those of its banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and the Corporation may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, in the United States including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA Banco Popular is not permitted to operate a branch or agency that is located outside of its "home state", except that a national bank with the same home state is permitted to do so as described under "Interstate Banking and Other Recent Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state. In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

         Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of Banco Popular, Illinois, the FDIC and the Illinois Commissioner of Banks and Trust Companies, in the case of Banco Popular, N.A. (California), the Office of the Comptroller of the Currency (the "OCC") and in the case of Banco Popular, FSB, the Office of Thrift Supervision (the "OTS") and the FDIC. Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

         At December 31, 1996, Banco Popular, Banco Popular, Illinois, and Banco Popular, FSB were well capitalized. At the same date Banco Popular, N.A. (California) was adequately capitalized. At the end of February 1997, after receiving an additional capital contribution of one million from Financial, Banco Popular, N.A. (California) was well capitalized.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

HOLDING COMPANY STRUCTURE

         Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are subject to restrictions under federal law that limit the transfer of funds between them and the Corporation, Financial, PIB and the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) or Banco Popular, FSB, respectively, to the Corporation, Financial, or PIB, as the case may be, or to any one non-banking subsidiary, are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation, is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are currently the only depository institution subsidiaries of the Corporation.

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

         Under the Federal Deposit Insurance Act (FDIA), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are all currently FDIC-insured depository institutions. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owned by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

         The principal regular source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. As a member bank subject to the regulations of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. However, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1996, Banco Popular could have declared a dividend of approximately $197.1 million without the approval of the Federal Reserve Board. Illinois law contains similar limitations on the amount of dividends that Banco Popular, Illinois can pay and the National Bank Act contains similar limitations, on the amount of dividends Banco Popular, N.A. (California) can pay. In addition, OTS regulations limit the amount of capital distributions (whether by dividend or otherwise) that any savings association may make without prior OTS approval, based upon the savings association's regulatory capital levels. These limitations are applicable to Banco Popular, FSB. Also, in connection with the acquisition by Banco Popular, FSB, from the RTC of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided Banco Popular, FSB and Financial an interim financial assistance. The assistance consisted of a 5-year term loan for $19.5 million, payable in the year 2000 in a single lump sum installment and accruing interest, payable quarterly, at a floating rate of 12.5 basis points over the rate payable on the 13-week U.S. Treasury Bill. The loan is secured with the issued and outstanding shares of common stock of Banco Popular, FSB. Pursuant to the term of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such promissory note) or make any distributions of its assets until payment in full of such promissory note.

         The payment of dividends by Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) or Banco Popular, FSB may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA".

         See "Puerto Rico Regulation" for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC INSURANCE ASSESSMENTS

         Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are subject to FDIC deposit insurance assessments.

         Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium and, currently, premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at a rate between 0 cents and 27 cents per $100.00 of deposits. DIFA also provides for a special one-time assessment imposed on deposits insured by the SAIF to recapitalize the SAIF to bring it up to statutory required levels. The Corporation accrued for the one-time assessment in the third quarter of 1996.

         DIFA also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.) As of December 31, 1996, the Corporation had a BIF deposit assessment base of approximately $10.1 billion and a SAIF deposit assessment base of approximately $207 million.

BROKERED DEPOSITS

         FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, Banco Popular, Illinois, Banco Popular, N.A. (California) or Banco Popular, FSB.

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 1996 and for the four previous years is presented in Table I "Capital Adequacy Data", on page F-16 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and is incorporated herein by reference.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. Under the guidelines the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill, other disallowed intangibles and the disallowed portion of deferred tax assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

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

         In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to quarterly average assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to quarterly average assets less all intangibles. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio applicable to it.

         Banco Popular is subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. As of December 31, 1996, Banco Popular had a tier 1 capital ratio of 11.31%, a total capital ratio of 12.57% and a leverage ratio of 6.65%.

         Banco Popular, Illinois, Banco Popular, N.A. (California) and Banco Popular, FSB are subject to similar capital requirements adopted by the FDIC, the OCC and the OTS, respectively.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA".

         The Federal Reserve Board established a limitation on the amount of certain deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under this rules deferred tax assets that can only be realized if an institution earns taxable income in the future and are limited for regulatory capital purposes to the amount that the institution expects to realize within one year of the quarter-end report date based on its projection of taxable income or 10 percent of Tier 1 capital, whichever is less. In addition, the Federal Reserve Board has decided to exclude from regulatory capital the amount of net unrealized gains and losses on securities available-for-sale, except the net unrealized losses of equity securities with readily determinable fair values.

         Bank regulators have from time to time indicated their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what terms.

Interstate Banking and Other Recent Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, commencing June 1, 1997, national and state banks with different home states will be permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passes legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States may "opt in" to permit insterstate branching by merger prior to June 1, 1997, and to permit de novo insterstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

         Various other legislation, inluding proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. It is impossible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, what their effect will be on the Corporation or its subsidiaries.

Puerto Rico Regulation

    General

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

         Section 17 of the Banking Law permits Banco Popular to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1996, the legal lending limit for the Bank under this provision was approximately $90 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth.

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

         The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties) is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts, which are currently set at 21%, and for credit card purchases, which are currently set at 26%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

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

Employees

         At December 31, 1996, the Corporation employed 7,996 persons. None of its employees are represented by a collective bargaining group.

ITEM 2.  PROPERTIES

         As of December 31, 1996, Banco Popular owned (and wholly or partially occupied) approximately 68 branch premises and other facilities throughout the Commonwealth and branches premises in New York. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 113 locations in Puerto Rico, 16 locations in New York, 7 locations in the U.S. Virgin Islands and one location in the British Virgin Islands. The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by Banco Popular for banking operations and other services are described below:

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

         Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted at this facility.

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

         At December 31, 1996 the Corporation owned a 23 story office structure located at 268 Munoz Rivera Avenue, Hato Rey, Puerto Rico. Banco Popular occupies approximately 15% of the rented space and the rest of the building is rented to outside tenants. At the same date, Banco Popular, N.A. (California) owned a nine story structure located at 354 South Spring Street, Los Angeles,

California in which office space is mostly rented to outside tenants. A full service branch of Banco Popular, N.A. (California) operates in this facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1996 and the previous four years, as well as cash dividends declared is contained under Table J, "Common Stock Performance", on page F-17 and under the caption "Stockholders' Equity" on page F-15 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         On April 26, 1996, the Corporation's Board of Directors authorized a stock split of one share for each share outstandings effected in the form of a dividend, on July 1, 1996. As a result of the split 33,000,590 shares were issued, and $198 million were transferred from retained earnings to common stock.

         As of February 28, 1997, the Corporation had 5,628 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $36.00 per share.

         The Corporation currently has outstanding $125 million subordinated notes due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured subordinated obligations which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

         The Puerto Rico Income Tax Act of 1954, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 10% withholding tax rate. If the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico the rate of withholding is 10%.

         Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year's distributions.

         United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department "Withholding Tax Exemption Certificate for the Purpose of Section 1147", is filed with the withholding agent.

         U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item appears in Table B, "Selected Financial Data" on pages F-4 and F-5 and the text under the caption "Earnings Analysis", on page F-7 in the MD&A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                  Year ended December 31,
                                                  -----------------------

Ratio of Earnings to Fixed Charges:

                                           1996     1995     1994     1993    1992
                                           ----     ----     ----     ----    ----
         Excluding Interest on Deposits     2.0      2.0      2.6      3.0     2.9
         Including Interest on Deposits     1.4      1.4      1.5      1.5     1.3

Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits     2.0      2.0      2.5      3.0     2.9
         Including Interest on Deposits     1.4      1.4      1.5      1.5     1.3

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:

                                               Year ended December 31,
                                               -----------------------

                                1996         1995         1994         1993         1992
                                ----         ----         ----         ----         ----
(In thousands)
Long-term obligations       $1,111,713   $  885,428   $  489,524   $  283,855   $  120,062
Non-Cumulative preferred
 stock of the Corporation      100,000      100,000      100,000          -0-          -0-
Cumulative perpetual
 preferred stock of
 Banco Popular                     -0-          -0-          -0-       11,000       11,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on page F-2 through F-34 under the caption "MD&A" and is incorporated herein by reference.

         Table L, "Maturity Distribution of Earning Assets", on page F-20 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F-35 through F-75, and on page F-32 under the caption "Statistical Summary - Quarterly Financial Data", in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance", "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on or about March 20, 1997 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation Program", and under the caption "BanPonce Corporation Performance Graph" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders", and under "Shares Beneficially Owned by Directors, Nominees and Officers of the Corporation" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Family Relationships" and "Other relationships and transactions" of the Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are part of this report and appear on the pages indicated.

         (1)      Financial Statements:

                  Report of Independent Auditors...............................................  F-35
                  Consolidated Statements of Condition as of December 31, 1996
                    and 1995...................................................................  F-36
                  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996..............................  F-37
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996...........................  F-38
                  Consolidated Statements of Changes in Stockholders' Equity
                    for each of the years in the three-year period ended
                    December 31, 1996..........................................................  F-39
                  Notes to Consolidated Financial Statements...................................  F-40

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)      Exhibits

                  The exhibits listed on the Exhibits Index on page 17 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K during the quarter ended December 31, 1996.

         Dated: October 9, 1996

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

                                    BANPONCE CORPORATION
                                         (Registrant)


                                    By: S\RICHARD L. CARRION
                                        --------------------
                                        Richard L. Carrion
                                        Chairman of the Board, President
                                        and Chief Executive Officer
Dated: 02-13-97                         (Principal Executive Officer)
      ----------

                                    By: S\JORGE A. JUNQUERA
                                        -------------------
                                        Jorge A. Junquera
                                        Senior Executive Vice President
Dated: 02-13-97                         (Principal Financial Officer)
      ----------

                                    By: S\AMILCAR L. JORDAN
                                        -------------------
                                        Amilcar L. Jordan
                                        Senior Vice President
Dated: 02-13-97                         (Principal Accounting Officer)
      ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S\RICHARD L. CARRION                Chairman of the Board,
--------------------                President and Chief
Richard L. Carrion                  Executive Officer                   02-13-97
                                                                        --------

S\ALFONSO F. BALLESTER              Vice Chairman of
----------------------              the Board                           02-13-97
Alfonso F. Ballester                                                    --------

S\ANTONIO LUIS FERRE                Vice Chairman of
--------------------                the Board                           02-13-97
Antonio Luis Ferre                                                      --------

S\JUAN J. BERMUDEZ
------------------
Juan J. Bermudez                    Director                            02-13-97
                                                                        --------

S\FRANCISCO J. CARRERAS
-----------------------
Francisco J. Carreras               Director                            02-13-97
                                                                        --------

S\DAVID H. CHAFEY, JR.
----------------------
David H. Chafey, Jr.                Director                            02-13-97
                                                                        --------

S\LUIS E. DUBON, JR.
--------------------
Luis E. Dubon, Jr.                  Director                            02-13-97
                                                                        --------

S\HECTOR R. GONZALEZ
--------------------
Hector R. Gonzalez                  Director                            02-13-97
                                                                        --------

S\JORGE A. JUNQUERA
-------------------
Jorge A. Junquera                   Director                            02-13-97
                                                                        --------

S\MANUEL MORALES, JR.
---------------------
Manuel Morales, Jr.                 Director                            02-13-97
                                                                        --------

S\ALBERTO M. PARACCHINI
-----------------------
Alberto M. Paracchini               Director                            02-13-97
                                                                        --------

-----------------------
Francisco Perez, Jr.                Director                            --------

S\FRANCISCO M. REXACH, JR.
--------------------------
Francisco M. Rexach, Jr.            Director                            02-13-97
                                                                        --------

--------------------------
Jose E. Rossi                       Director                            --------

S\FELIX J. SERRALLES, JR.
-------------------------
Felix J. Serralles, Jr.             Director                            02-13-97
                                                                        --------

S\EMILIO JOSE VENEGAS
---------------------
Emilio Jose Venegas                 Director                            02-13-97
                                                                        --------

S\JULIO E. VIZCARRONDO, JR.
---------------------------
Julio E. Vizcarrondo, Jr.           Director                            02-13-97
                                                                        --------

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                                FOOTNOTE
--------------------------------------------------------------------------------------
  3.1        Restated certificate of Incorporation and By-Laws of BanPonce
             Corporation                                                         (1)
  4.1        Form of certificate for common stock                                (1a)
  4.2        Certificates of Resolution of the Board of Directors of
             BanPonce Corporation dated August 11, 1988 creating a series of Preferred Stock of the Corporation designated as Series A
             Participating Cumulative Preferred Stock Purchase rights and the designation and amount of such series, the voting power preferences, and relative, participating, optional, or other special rights of the shares of such series, and the
             qualifications, limitations or restrictions thereof. Rights
             Agreement dated as of August 11, 1988 by and between BanPonce
             Corporation and Manufacturers Hanover Trust Company regarding the issuance of certain Rights to the Corporation's
             shareholders.                                                       (2)
  4.3        Amendment to Rights Agreement dated as of December 11, 1990.        (3)
  4.4        Indenture, dated as of October 1, 1991, among BanPonce
             Financial Corp, BanPonce Corporation and Citibank, N.A.
             relating to the debt securities of BanPonce Financial Corp
             guaranteed by BanPonce Corporation.                                 (2a)
  4.5        Form of medium-term fixed rate note of BanPonce Financial Corp
             guaranteed by BanPonce Corporation.                                 (2b)
  4.6        Form of medium-term floating rate note of BanPonce Financial
             Corp guaranteed by BanPonce Corporation.                            (2c)
  4.7        Form of Certificate of 8.35% non-cumulative monthly Income
             Preferred Stock, 1994 Series A (Liquidation Preference $25.00
             per share).                                                         (4)
  4.8        Form S-3 filed in connection with the issuance of debt
             securities and preferred stock of BanPonce Corporation,
             Popular International Bank, Inc. and BanPonce Financial Corp
             and guaranteed by BanPonce Corporation in the aggregate amount
             of $1,000,000,000.                                                  (5)
  4.9        Subordinated indenture of BanPonce Corporation, dated November
             30, 1995, between BanPonce Corporation and the First National
             Bank of Chicago, as trustee, and related to 6 3/4%
             subordinated notes due December 15, 2005 in the aggregate
             amount of $125,000,000.                                             (6)
  4.10       Form of subordinated note of BanPonce Corporation.                  (7)
  4.11       Indenture, dated as of February 15, 1995, between BanPonce
             Corporation and the First National Bank of Chicago, as
             trustee.                                                            (15)
  4.12       Form of medium-term fixed rate note of BanPonce Corporation         (16)
  4.13       Form of medium-term floating rate note of BanPonce Corporation      (17)
 10.2        Form 8-A Filing filed in connection with the Series A
             Participating Cumulative Preferred Stock Purchase Rights.           (8)
 10.3        Senior Note Agreement dated as of January 15, 1992, between
             BanPonce Corporation and New York Life Insurance Company
             regarding the issuance by BanPonce Corporation of $30,000,000
             Senior Notes due January 15, 1997.                                  (9)
 10.8        Management Incentive Plan for certain Division Supervisors
             approved in January, 1987.                                          (10)
 10.8.1      BanPonce Corporation Senior Executive Long-Term Incentive Plan
             dated October 6, 1994.                                              (11)
 10.9        Stock Deferment Plan for outside directors effective on August
             15, 1996.
 10.10       Revolving loan agreement executed by and between Vehicle
             Equipment Leasing and BanPonce Corporation as of January 15,
             1992 in the aggregate principal amount of $30,000,000.              (12)
 10.11       $85,785,000 Banco Popular de Puerto Rico 1992 Grantor Trust 1
             Mortgage Pass - Through Certificates, Class A, offering
             memorandum dated June 25, 1992. Underwriting Agreement by and between Merrill Lynch, Pierce, Fenner & Smith, Incorporated acting through its Puerto Rico branch office and Lehman
             Brothers Puerto Rico, Inc. and Banco Popular de Puerto Rico
             dated June 25, 1992; Insurance Agreement by and between
             Municipal Bond Investors Assurance Corporation as Insurer,
             Banco Popular de Puerto Rico as Settlor, Banco Popular de
             Puerto Rico as Servicer, Banco Central as Collateral Agent and
             Banco Central as Trustee dated June 25, 1992.                       (13)
 10.12.2     Revolving Credit and competitive advance facility and credit agreement by and between BanPonce Corporation and BanPonce
             Financial Corp and Chemical Bank, as agent bank, for borrowing up to the principal amount of $500,000,000 dated as of
             November 3, 1995.                                                   (14)
 10.13       Banco Popular de Puerto Rico Bank's Note Program up to the
             aggregate amount of $600,000,000 executed on September 24,
             1996
 10.14       BanPonce Financial Corp, 6 3/4% Medium Term Notes, Series C,
             due August 9, 2001 in the aggregate principal amount of
             $75,000,000.

 12.0        Computation of Ratio of Earnings to Fixed Charges
 13.1        Registrants Annual Report to Shareholders for the year ended
             December 31, 1996
 21.1        Schedule of Subsidiaries
 23.1        Consent of Independent Auditors
 27.0        Financial Data Schedule (for SEC use only)
 99.1        Registrant's Proxy Statement for the April 25, 1997 Annual
             Meeting of Stockholders

------------------------------
(1) Incorporated by reference to Exhibit 4.1 of Registration Statement No.33-39028.

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

(6) Incorporated by reference to Exhibit 4(e) on Form 8-K filed on December 13, 1995.

(7) Incorporated by reference to Exhibit 4(p) on Form 8-K filed on December 13, 1995.

(8) Incorporated by reference to Exhibit number 10.2 of Registration Statement No. 33-00497.

(9)               Incorporated by reference to Exhibit 10.6 of the 1991 Form
                  10-K.

(10)              Incorporated by reference to Exhibit 10.13 of the 1991 Form
                  10-K.

(11)              Incorporated by reference to Exhibit 10.8.1 of the 1994 Form
                  10-K.

(12)              Incorporated by reference to Exhibit 10.19 of the 1991 Form
                  10-K.

(13)              Incorporated by reference to Exhibit 10.14 of the 1992 Form
                  10-K.

(14)              Incorporated by reference to Exhibit 10.12.2 of the 1994 Form
                  10-K.

(15) Incorporated by reference to Exhibit 4(c) on Form 8-K filed on April 13, 1995.

(16) Incorporated by reference to Exhibit 4(a) on Form 8-K filed on April 13, 1995.

(17) Incorporated by reference to Exhibit 4(b) on Form 8-K filed on April 13, 1995.