Form 10-Q
period 1997-03-31
POPULAR INC
filed 1997-05-14
CIK 763901

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10 - Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1997               Commission file number 0 - 13818
                   --------------                                      ---------

                                 POPULAR, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Puerto Rico                                        66-041-6582
------------------------                               ------------------
 (State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)

                           Popular Center Building
                      209 Munoz Rivera Avenue, Hato Rey
                        San Juan, Puerto Rico  00918
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


Registrant's telephone number, including area code (787) 765-9800
                                                   --------------

                             BANPONCE CORPORATION
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                  -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                         66,153,776
   ----------------------------          ---------------------------------------
         (Title of Class)                (Shares Outstanding as of May 13, 1997)

                                 POPULAR, INC.
                              (THE "CORPORATION")
                                     INDEX



Part I - Financial Information                                                            Page
------------------------------                                                           ------

   Item 1.  Financial Statements

                 Unaudited consolidated statements of condition
                  March 31, 1997 and December 31, 1996.                                          3
                                                                                             -----

                 Unaudited consolidated statements of income - Quarter
                  ended March 31, 1997 and 1996.                                                 4
                                                                                             -----

                 Unaudited consolidated statements of cash
                  flows - Quarter ended March 31, 1997 and 1996.                                 5
                                                                                             -----

                 Notes to unaudited consolidated financial
                  statements.                                                                 6-14
                                                                                             -----

   Item 2.  Management's discussion and analysis of
                 financial condition and results of operation.                               15-25
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

    Item 1. Legal proceedings - None                                                           N/A
                                                                                             -----

    Item 2. Changes in securities - None                                                       N/A
                                                                                             -----

    Item 3. Defaults upon senior securities - None                                             N/A
                                                                                             -----

    Item 4. Submission of matters to a vote of
             security holders - None                                                           N/A
                                                                                             -----

    Item 5. Other information                                                                   26
                                                                                             -----

    Item 6. Exhibits and reports on Form 8-K                                                    27
                                                                                             -----

      ---   Signature                                                                           28
                                                                                             -----

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                             March 31,              December 31,
(In thousands)                                                                  1997                   1996
----------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                  $    447,113              $    492,368
---------------------------------------------------------------------------------------------------------------

Money market investments:
Federal funds sold and securities and
 mortgages purchased under agreements to resell                               728,381                   778,597
Time deposits with other banks                                                 59,831                    19,023
Banker's acceptances                                                            1,975                     2,656
---------------------------------------------------------------------------------------------------------------
                                                                              790,187                   800,276
---------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value                   3,963,115                 3,415,934
Investment securities held-to-maturity, at cost                             1,430,700                 1,197,066
Trading account securities, at market value                                   263,478                   292,150
Loans held-for-sale                                                           249,317                   255,129
Loans                                                                       9,972,694                 9,854,911
 Less - Unearned income                                                       332,757                   331,012
          Allowance for loan losses                                           191,360                   185,574
---------------------------------------------------------------------------------------------------------------
                                                                            9,448,577                 9,338,325
---------------------------------------------------------------------------------------------------------------

Premises and equipment                                                        372,957                   356,697
Other real estate                                                               6,615                     6,076
Customer's liabilities on acceptances                                           1,870                     3,100
Accrued income receivable                                                     108,320                    95,487
Other assets                                                                  191,912                   380,247
Intangible assets                                                             127,297                   131,248
---------------------------------------------------------------------------------------------------------------
                                                                         $ 17,401,458              $ 16,764,103
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                                                  $  2,213,435              $  2,330,704
  Interest bearing                                                          8,251,718                 8,432,571
---------------------------------------------------------------------------------------------------------------
                                                                           10,465,153                10,763,275
Federal funds purchased and securities sold
 under agreements to repurchase                                             2,344,411                 1,875,465
Other short-term borrowings                                                 1,535,911                 1,404,006
Notes payable                                                               1,153,472                   986,713
Senior debentures                                                                                        30,000
Acceptances outstanding                                                         1,870                     3,100
Other liabilities                                                             338,126                   314,012
---------------------------------------------------------------------------------------------------------------
                                                                           15,838,943                15,376,571
---------------------------------------------------------------------------------------------------------------
Subordinated notes                                                            125,000                   125,000
---------------------------------------------------------------------------------------------------------------

Guaranteed preferred beneficial interests in Popular
  North America's subordinated debentures                                     150,000
---------------------------------------------------------------------------------------------------------------

Stockholders' equity :
 Preferred stock                                                              100,000                   100,000
 Common stock                                                                 396,731                   396,531
 Surplus                                                                      497,462                   496,582
 Retained earnings                                                            303,268                   267,719
 Unrealized losses (gains) on securities available-for-sale, net of
  deferred taxes                                                               (9,946)                    1,700
---------------------------------------------------------------------------------------------------------------
                                                                            1,287,515                 1,262,532
---------------------------------------------------------------------------------------------------------------
                                                                          $17,401,458              $ 16,764,103
===============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                      Quarter ended
                                                                                                         March 31,

(Dollars in thousands, except per share amounts)                                                      1997       1996
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                                          $246,353        $217,247
 Money market investments                                                                          8,867           8,673
 Investment securities                                                                            75,111          71,945
 Trading account securities                                                                        3,934           5,062
------------------------------------------------------------------------------------------------------------------------
                                                                                                 334,265         302,927
------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                                         86,195          82,996
 Short-term borrowings                                                                            47,362          42,930
 Long-term debt                                                                                   20,064          14,541
------------------------------------------------------------------------------------------------------------------------
                                                                                                 153,621         140,467
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                              180,644         162,460
Provision for loan losses                                                                         23,687          21,273
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                                                 156,957         141,187
Service charges on deposit accounts                                                               21,819          21,076
Other service fees                                                                                22,169          17,380
(Loss) gain on sale of securities                                                                 (1,660)            729
Trading account profit                                                                               433             938
Other operating income                                                                            11,494          11,869
------------------------------------------------------------------------------------------------------------------------
                                                                                                 211,212         193,179
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                                         48,345          44,752
 Profit sharing                                                                                    6,440           6,070
 Pension and other benefits                                                                       16,700          16,981
------------------------------------------------------------------------------------------------------------------------
                                                                                                  71,485          67,803
 Net occupancy expense                                                                             9,002           9,318
 Equipment expenses                                                                               12,340          11,774
 Other taxes                                                                                       6,445           5,963
 Professional fees                                                                                12,414           9,916
 Communications                                                                                    7,581           6,316
 Business promotion                                                                                5,957           5,392
 Printing and supplies                                                                             3,644           2,923
 Other operating expenses                                                                          8,819           6,740
 Amortization of intangibles                                                                       4,438           4,554
------------------------------------------------------------------------------------------------------------------------
                                                                                                 142,125         130,699
------------------------------------------------------------------------------------------------------------------------

Income before taxes                                                                               69,087          62,480
Income taxes                                                                                      19,548          17,338
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                      $ 49,539        $ 45,142
========================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                                                           $ 47,452        $ 43,055
========================================================================================================================

EARNINGS PER COMMON SHARE                                                                       $   0.72        $   0.65
========================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the quarter ended
                                                                                                     March 31,
(In thousands)                                                                                   1997        1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $    49,539 $    45,142
-------------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
  by operating activities:
 Depreciation and amortization of premises and equipment                                         12,639      12,355
 Provision for loan losses                                                                       23,687      21,273
 Amortization of intangibles                                                                      4,438       4,554
 Loss (gain) on sale of investment securities available-for-sale                                  1,660        (729)
 Loss (gain)  on disposition of premises and equipment                                              160         (10)
 Gain on sale of loans                                                                           (4,388)     (2,792)
 Amortization of premiums and accretion of discounts on investments                                 596         755
 Decrease in loans held-for-sale                                                                  5,812      25,319
 Amortization of deferred loan fees and costs                                                    (1,101)        (45)
 Net decrease in trading securities                                                              28,671      35,101
 Net increase in interest receivable                                                            (12,833)    (20,708)
 Net decrease (increase) in other assets                                                        208,050     (13,032)
 Net decrease in interest payable                                                                (8,323)     (1,418)
 Net increase in current and deferred taxes                                                      10,317       6,208
 Net increase postretirement benefit obligation                                                   1,473       2,253
 Net increase (decrease) in other liabilities                                                     6,469      (5,791)
-------------------------------------------------------------------------------------------------------------------

Total adjustments                                                                               277,327      63,293
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                       326,866     108,435
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                                        10,090     137,362
 Purchases of investment securities held-to-maturity                                         (7,028,117) (1,366,623)
 Maturities of investment securities held-to-maturity                                         6,851,253   1,354,385
 Purchases of investment securities available-for-sale                                       (2,056,260) (1,717,071)
 Maturities of investment securities available-for-sale                                          78,604     474,048
 Sales of investment securities available-for-sale                                            1,356,192   1,101,095
 Net disbursements on loans                                                                    (249,045)   (266,068)
 Proceeds from sale of loans                                                                    121,723      92,858
 Acquisition of  loan portfolios                                                                 (4,082)    (35,198)
 Acquisition of premises and equipment                                                          (35,520)    (24,452)
 Proceeds from sale of premises and equipment                                                     6,461       2,031
-------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                         (948,701)   (247,633)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposits                                                           (298,121)    306,419
 Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase                                                468,945    (448,047)
 Net increase in other short-term borrowings                                                    131,906     285,381
 Proceeds from issuance of notes payable                                                        166,759     116,117
 Payments of notes payable                                                                                 (161,957)
 Proceeds from issuance of Series A Capital Securities                                          150,000
 Payments of senior debentures                                                                  (30,000)
 Dividends paid                                                                                 (13,989)    (11,972)
 Proceeds from issuance of common stock                                                           1,080         974
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       576,580      86,915
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and due from banks                                                         (45,255)    (52,283)
Cash and due from banks at beginning of period                                                  492,368     458,173
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                                    $   447,113 $   405,890
===================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of Popular, Inc. ("The Corporation," formerly BanPonce Corporation) include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiary Popular North America, Inc. ("Popular North America", formerly BanPonce Financial Corp), including Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp (second tier subsidiaries) and Equity One, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Consumer Services,
Inc. and Popular Home Mortgage, Inc.(formerly Popular Mortgage, Inc.) and Metropolitana de Prestamos, Inc., as of March 31, 1997 and December 31, 1996, and their related statements of income and cash flows for the quarters ended March 31, 1997 and 1996. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair prese reclassifications have been made to the prior year consolidated financial statements to conform to the 1997 presentation.

NOTE 2- ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for financial statements for periods ending after December 15, 1997. However, it contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinion 10 and 15 and SFAS 47.

In February 1997, the FASB issued SFAS 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. It simplifies the standards for computing earnings per share previously found in APB Opinion 15, "Earnings per Share," and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior period EPS data presented. Management understands that the adoption of this statement will not have any significant effect on the earnings per share computation of the Corporation.

In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS 122 "Accounting for Mortgage Servicing Rights". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on a consistent application of a financial component approach that focuses on the legal and physical control over the component. Under this approach, following a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. The provisions of this statement are effective for transactions occurring after December 31, 1996. However, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125", that delays until January 1, 1998, the effective date of those provisions of the statement that deal with securities lending, repurchase agreements and similar transactions. The adoption of this pronouncement did not have a financial impact on the consolidated financial statement of the Corporation in the quarter ended March 31, 1997. In addition, this statement requires that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. Also, it requires mortgage banking enterprises to assess capitalized mortgage servicing rights for impairment based on the fair value of those rights. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. These mortgage servicing rights are amortized in proportion to and over the periods of estimated net servicing income.

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of March 31, 1997, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $26,367, $35,221 and $31, respectively (1996- $23,898, $26,469 and $212).

Effective January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Banco Popular provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarters ended March 31, 1997 and 1996, the Corporation recognized an expense of $223 and $103, respectively, related to this plan.

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long- lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the first quarters of 1997 and 1996, no impairment recognition was necessary based on this pronouncement.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of March 31, 1997, and market value for the following investment securities are :

Investment securities available-for-sale:

                                                                   March 31,
                                                      1997                          1996
                                            Amortized        Market      Amortized        Market
                                               Cost          Value          Cost          Value
                                            -----------------------------------------------------
U.S. Treasury (average maturity of
 1 year and 3 months)                      $2,669,908    $2,663,911      $2,454,152    $2,453,291
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 6 years and 7 months)            312,604       308,669         440,015       439,624
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 6 years and 9 months)             39,305        39,118          26,468        26,564
Collateralized mortgage obligations (average
 maturity of 2 years)                         486,786       485,339         109,047       108,342
Mortgage-backed securities (average
 maturity of 18 years and 4 months)           426,975       425,964         260,168       256,910
Equity securities (without contractual
 maturity)                                     20,238        20,753          27,703        34,436
Others (average maturity of 12 years
 and 9 months)

                                               19,362        19,361          18,050        18,050
                                           ------------------------------------------------------
                                           $3,975,178    $3,963,115      $3,335,603    $3,337,217
                                           ======================================================

Investment securities held-to-maturity:

                                                                           March 31,
                                                            1997                                1996
                                                 Amortized          Market          Amortized          Market
                                                   Cost             Value              Cost             Value
                                                --------------------------------------------------------------
U.S. Treasury (average maturity of 7 months)    $  370,721       $  370,323        $  924,137       $  927,247
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 month)                              739,617          739,064           132,271          130,950
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 6 years and 11 months)                 59,725           60,761           218,222          220,124
Collateralized mortgage obligations (average
  maturity of 1 year and 6 months)                 130,117          129,583           262,655          260,900
Mortgage-backed securities (average
  maturity of 4 years and 2 months)                 53,159           52,646            59,706           60,395
Equity securities (without contractual
  maturity)                                         64,620           64,620            47,674           47,674
Others (average maturity of 3 years
 and 9 months)                                      12,741           12,706            12,394           12,430
                                                --------------------------------------------------------------
                                                $1,430,700       $1,429,703        $1,657,059       $1,659,720
                                                ==============================================================

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $3,709,321 (1996 - $2,774,689) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 1997, amounted to $17,923 and $113,143. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes consist of the following:

                                                                                   March 31,
                                                                              1997          1996
                                                                   --------------------------------
         Subordinated notes issued by the Corporation on
           December 12, 1995, maturing on December 15,
           2005, with interest payable semi-annually at 6.75%              $125,000      $125,0000
                                                                   -------------------------------

         Subordinated notes issued by Banco Popular on March
           29, 1989, which matured on June 15, 1996, with interest payable quarterly and consisting of:

         8.875% Fixed Rate Notes series A                                                $  15,000
         8.6875% Fixed Rate Notes series B                                                  15,000
         Floating Rate Notes series A with interest
           payable at 88% of LIBID rate                                                     19,000
         Floating Rate Notes series B with interest
           payable  at 86% of LIBID rate                                                     1,000
                                                                   -------------------------------
                                                                                            50,000
                                                                   -------------------------------
                                                                            $125,000     $ 175,000
                                                                   ===============================


NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN POPULAR NORTH AMERICA'S SUBORDINATED DEBENTURES

On February 5, 1997, the Corporation, through its underwriters, sold to institutional investors $150 million of capital securities. BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware issued $150 million of Capital Securities, Series A at 8.327%. The proceeds were upstreamed to Popular North America in return for junior subordinated debt under the same terms and conditions. These capital securities qualify as Tier I capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interests in Popular North America's Subordinated Debentures."The sole asset of BanPonce Trust I is $150 million of Junior Subordinated Debentures issued by Popular North America. These junior subordinated debentures also carry an interest rate of 8.327 percent. Both the capital securities of BanPonce Trust I and the junior subordinated debentures of Popular North America will mature on February 1, 2027; however, under certain circumstances, the maturity of both may be shortened to a date not earlier than February 1, 2007.

NOTE 8- STOCKHOLDERS' EQUITY

Authorized common stock is 90,000,000 shares with a par value of $6 per share of which 66,121,855 are issued and outstanding at March 31, 1997. On April 26,1996, the Corporation's Board of Directors authorized a stock split of one share for each share outstanding effected in the form of a dividend, effective July 1, 1996. As a result of the split, 33,000,590 shares were issued, and $198,004 were transferred from retained earnings to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, are issued and outstanding at March 31, 1997.

NOTE 9- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $47,452 and $43,055 for the quarters ended March 31, 1997 and 1996 respectively, after deducting the dividends on preferred stock. EPS are based on 66,121,855 and 65,949,872 average shares outstanding for the first quarter of 1997 and 1996, respectively, after restating for the stock split.

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 1997 the Corporation paid interest and income taxes amounting to $160,892 and $4,732, respectively (1996 - $148,341 and $5,554). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 1997, amounted to $1,524 and $1,430, respectively (1996 - $468 and $1,142). The Corporation's stockholders' equity at March 31, 1997 includes $9,946 in unrealized holding losses on securities available-for-sale, net of deferred taxes, as compared with $19 in unrealized losses as of March 31, 1996.

NOTE 11- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. and its wholly-owned subsidiary, Popular North America, Inc. including its wholly owned subsidiaries: Pioneer Bancorp, Inc., Banco Popular, FSB, and CombanCorp (second-tier subsidiaries) and Equity One, Inc. as of March 31, 1997 and 1996, and the results of their operations for the quarters then ended.


                       POPULAR INTERNATIONAL BANK, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (In thousands)

                                                                                  March 31,
                                                                                  ---------
                                                                        1997                    1996
                                                                        ----                    ----
Assets:
Cash                                                               $   32,722              $   34,292
Money market investments                                              139,745                  86,866
Investment securities                                                 159,899                 224,632
Loans                                                               1,677,408               1,222,111
Less: Unearned income                                                  47,919                  43,430
        Allowance for loan losses                                      24,212                  17,416
                                                                   ----------              ----------
                                                                    1,605,277               1,161,265
Other assets                                                           83,172                  67,585
                                                                   ----------              ----------

   Total assets                                                    $2,020,815              $1,574,640
                                                                   ==========              ==========

Liabilities and Stockholder's Equity:

Deposits                                                           $  680,377              $  568,158
Short-term borrowings                                                 286,458                 264,781
Notes payable                                                         629,175                 564,685
Other liabilities                                                      34,666                  34,204
Guaranteed preferred beneficial interests in
 Popular North America's subordinated
 debentures                                                           150,000
Stockholder's equity                                                  240,139                 142,812
                                                                   ----------              ----------

   Total liabilities and stockholder's equity                      $2,020,815              $1,574,640
                                                                   ==========              ==========



                       POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)

                                                                  Quarter ended
                                                                     March 31,
                                                                     ---------


                                                        1997                            1996
                                                        ----                            ----
Income:
Interest and fees                                     $45,877                         $35,341
Other Income                                            2,794                           4,194
                                                      -------                         -------
   Total income                                        48,671                          39,535
                                                      -------                         -------
Expenses:
Interest expense                                       23,850                          19,819
Provision for loan losses                               3,685                           2,810
Operating expenses                                     13,735                          10,252
                                                      -------                         -------
   Total expenses                                      41,270                          32,881
                                                      -------                         -------

Income before income tax                                7,401                           6,654
Income tax                                              3,294                           2,670
                                                      -------                         -------

   Net income                                         $ 4,107                         $ 3,984
                                                      =======                         =======

NOTE 12 - POPULAR NORTH AMERICA, INC. (FORMERLY BANPONCE FINANCIAL CORP)
          (A SECOND TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. and its wholly-owned subsidiaries Pioneer Bancorp Inc.,Banco Popular, FSB, CombanCorp and Equity One, Inc. (second tier subsidiary) as of March 31, 1997 and 1996, and the results of their operations for the quarters then ended.

                         POPULAR NORTH AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                                (In thousands)

                                                                                March 31,
                                                                                --------
                                                                      1997                    1996
                                                                      ----                    ----
Assets:
Cash                                                              $   32,606              $   34,268
Money market investments                                              82,747                  85,803
Investment securities                                                159,801                 224,632

Loans                                                              1,677,408               1,222,111
Less: Unearned income                                                 47,919                  43,430
        Allowance for loan losses                                     24,212                  17,416
                                                                  ----------              ----------
                                                                   1,605,277               1,161,265
Other assets                                                          80,412                  67,468
                                                                  ----------              ----------

   Total assets                                                   $1,960,843              $1,573,436
                                                                  ==========              ==========
Liabilities and Stockholder's Equity:

Deposits                                                          $  680,377              $  568,158
Short-term borrowings                                                286,458                 264,781
Notes payable                                                        629,175                 564,685
Other liabilities                                                     34,562                  34,195
Guaranteed preferred beneficial interests in
  Popular North America's subordinated
  debentures                                                         150,000
Stockholder's equity                                                 180,271                 141,617
                                                                  ----------              ----------

   Total liabilities and stockholder's equity                     $1,960,843              $1,573,436
                                                                  ==========              ==========

                         POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands)


                                                       Quarter ended
                                                         March 31,
                                                        ----------

                                               1997                             1996
                                               ----                             ----
Income:

Interest and fees                            $45,128                         $35,324
Other Income                                   2,796                           4,194
                                             -------                         -------

   Total income                               47,924                          39,518
                                             -------                         -------

Expenses:
Interest expense                              23,850                          19,819
Provision for loan losses                      3,685                           2,810
Operating expenses                            13,626                          10,276
                                             -------                         -------

   Total expenses                             41,161                          32,905
                                             -------                         -------

Income before income tax                       6,763                           6,613
Income tax                                     3,294                           2,670
                                             -------                         -------

   Net income                                $ 3,469                         $ 3,943
                                             =======                         =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). The Corporation is a regional diversified bank holding company engaged in the following businesses through its subsidiaries.

    - Commercial Banking/Savings and Loan - Banco Popular de Puerto Rico
      (BPPR), Banco Popular, Illinois, Banco Popular, FSB and Banco Popular, N.A. (California), acquired on September 30, 1996

    - Lease Financing -Popular Leasing and Rental, Inc.

    - Mortgage Banking/Consumer Finance - Popular Home Mortgage, Inc. (formerly Popular Mortgage, Inc.), Equity One, Inc. (Equity One) and Popular Consumer Services, Inc. (d/b/a Best Finance)

    - Investment Banking -Popular Securities, Inc. (Popular Securities)

This financial review should be read together with the consolidated financial statements, supplemental financial data and tables included in this report.

NET INCOME

The Corporation reported net earnings of $49.5 million for the first quarter of 1997, compared with $45.1 million for the same period in 1996, and $47.7 million during the last quarter of 1996. Earnings per common share (EPS) for the quarter were $0.72, based on 66,121,855 average shares outstanding, compared with EPS of $0.65 for the first quarter of 1996, based on 65,949,872 average shares outstanding, and EPS of $0.69 for the fourth quarter of 1996, based on 66,088,506 average shares outstanding. All per share data have been adjusted to reflect the stock split effected in the form of a dividend of one share for each share outstanding, effective July 1, 1996. Return on assets
(ROA) and return on common equity (ROE) for the quarter ended March 31, 1997 were 1.19% and 16.32%, respectively, compared with 1.17% and 16.39% reported during the first quarter of 1996 and 1.13% and 15.76% for the last quarter of 1996.

Net interest income, discussed below, was the principal contributor to the rise of $4.4 million in net earnings, with an increase of $18.2 million, followed by an increase in other operating income of $5.1 million, partially offset by lower gains on sale of securities and trading transactions of $2.9 million, and rises of $11.4 million in operating expenses, $2.4 million in provision for loan losses and $2.2 million in the income tax provision.

NET INTEREST INCOME

Net interest income for the first quarter of 1997 reached $180.6 million compared with $162.4 million reported for the same quarter in 1996. On a taxable equivalent basis, net interest income increased to $193.3 million from $174.5 million in the same quarter of 1996. This rise resulted from a $16.6 million increase due to a higher volume of earning assets and a $2.2 million increase due to a higher net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets reached $15.9 billion for the quarter ended March 31, 1997, compared with $14.6 billion for the same quarter of 1996. The increase in average earning assets relates primarily to a rise of $1.0 billion in average loans, reaching $9.8 billion as compared with $8.8 billion for the same quarter in 1996. The rise relates mainly to increases of $538 million in the average commercial and construction portfolio and of $315 million in the average consumer loan portfolio, principally at BPPR.

The average yield on loans, on a taxable equivalent basis, rose to 10.22% from 10.04% reported during the first quarter of 1996. The loan categories that were responsible for most of the increase were commercial and consumer loans. Commercial loans had an average yield for the quarter of 9.09%, compared with 8.89% in the first quarter of 1996, while consumer loans had an average yield for the quarter of 13.08%, compared with 12.79% for the first quarter of 1996.

Average money market investments reached $690 million for the first quarter of 1997, compared with $657 million for the same period of 1996. The yield on money market investments decreased to 5.21% from 5.31% reported in the first quarter of 1996.

Average investment securities reached $5.1 billion compared with $4.9 billion reported for the same quarter in 1996. The increase relates principally to a higher average volume at BPPR, mainly in collateralized mortgage obligations, mortgage-backed securities and U.S. Treasury securities, partially offset by a lower average balance of investments required by local regulations to all recipients of 936 funds which have a yield substantially below market rates. The average yield of the Corporation's investment portfolio, on a taxable equivalent basis, including both available-for- sale and held to maturity investments increased four basis points to 6.80% during the three-month period ended March 31, 1997, from 6.76% during the same period of 1996.

The average balance of trading account securities for the first quarter of 1997 was $285 million compared with $330 million reported for the same quarter last year, a decrease of $45 million. Popular Securities experienced a decrease of $59 million compared with the first quarter of 1996. The taxable equivalent yield on trading account securities increased 20 basis points to 6.32% from 6.12% reported in the first quarter of 1996.

As a result of the larger volume of higher-yielding assets coupled with improvements in yields of most loan categories, the average yield on earning assets, on a taxable equivalent basis, reached 8.83% for the first quarter of 1997, or 19 basis points higher than 8.64% reported during the first quarter of 1996.

On the liability side, average interest bearing liabilities of the Corporation were $13.1 billion for the three-month period ended March 31, 1997, compared with $12.2 billion for the same period of 1996. Average interest bearing deposits increased $200 million, despite a decrease of $291 million in average 936 deposits. The increase was mostly in savings accounts which rose $164 million and NOW and money market deposits which rose $50 million for the first quarter of 1997. Average certificates of deposits, excluding 936 deposits, rose $278 million. Average demand deposits grew by $221 million from $2.0 billion to $2.2 billion during the first quarter of 1997.

The average costs of interest bearing deposits for the quarters ended March 31, 1997 and 1996 were 4.21% and 4.12%, respectively. The increase of nine basis points in the average cost was principally attributed to a rise in the cost of certificates of deposit, from 5.23% in the first quarter of 1996 to 5.41% for the same quarter in 1997. Traditionally 936 certificates of deposit had a cost below that of the U.S. or the Eurodollar market. During the first quarter of 1996, these deposits had an average cost of 4.61% and comprised 24.7% of total average certificates of deposit compared with 4.71% and 17.3% during the first quarter of 1997. That reduction in the proportion of 936 deposits was among the factors resulting in an increase in the average cost of certificates of deposit.

Savings accounts and NOW and money market deposits also reflected increases in their average costs. Savings accounts increased from 3.02% during the first quarter of 1996 to 3.06% for the same period in 1997, while the average cost of NOW and money market deposits rose from 3.23% to 3.35% for the three-month period ended March 31,1997.

Average short-term borrowings increased $265 million to $3.6 billion during the first quarter of 1997 compared with $3.3 billion reported during the same period of 1996. The increase mostly occurred at BPPR, whose average balance increased $445 million due to the reduction in 936 deposits and arbitrage opportunities. This increase was partially offset by a decrease at Popular Securities of $215 million in its average balance as a result of lower 936 borrowings. The average cost of short-term borrowings for the quarter ended March 31, 1997, increased by 16 basis points, from 5.23% to 5.39% in 1997, due to both a decrease in the average balance of 936 repurchase agreements and general market conditions.

Average long and medium term-debt increased $472 million, from $810 million in the first quarter of 1996 to $1.3 billion for the same quarter of 1997. This increase was mostly experienced at BPPR and the holding company. The average cost of long and medium term debt for the quarter ended March 31, 1997, was 6.34% compared with 7.22% for the same quarter last year. Also, in February 1997, the Corporation issued $150 million in Capital Securities which qualify as Tier I capital for regulatory purposes. These securities mature on February 2027.

As a result of the increase in the average costs of interest bearing deposits and short-term borrowings the total cost of interest bearing liabilities rose 11 basis points, from 4.63% to 4.74% for the first quarter of 1997. The cost of funding earning assets also increased, from 3.86% for the first quarter of 1996 to 3.93% for the same quarter in 1997.

Notwithstanding the increase in the cost of funds, the rise in the yield on earning assets was strong enough to move the net interest yield, on a taxable equivalent basis, upward to 4.90% for the first quarter of 1997 from 4.78% for the same quarter in 1996 and 4.84% in the last quarter of 1996.

Table A below contains a summary of the results of the Corporation's net interest yield, on a taxable equivalent basis, for the first quarter of 1997 and 1996.

TABLE A
NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)


(Dollars in millions)                                                  First Quarter
------------------------------------------------------------------------------------------------------
                                                         1997 Average                1996 Average
                                                     -------------------------------------------------
                                                     Balance        Rate           Balance        Rate
                                                     -------------------------------------------------

Earning assets                                       $15,856       8.83%          $14,631         8.64%
                                                     =======                      =======

Financed by:
 Interest bearing funds                              $13,147       4.74%          $12,210         4.63%

Non-interest bearing funds                             2,709                        2,421
                                                     -------                      -------

  TOTAL                                              $15,856       3.93%          $14,631         3.86%
                                                     =======                      =======

Net interest income
 per books                                           $ 180.6                      $ 162.4
Taxable equivalent
 adjustment                                             12.7                         12.1
                                                     -------                      -------

Net interest income on a
 taxable equivalent basis                            $ 193.3                      $ 174.5
                                                     =======                      =======

Spread                                                             4.09%                          4.01%
Net interest yield                                                 4.90%                          4.78%

In August 1996, the U.S. Congress approved legislation that repealed Section 936 of the U.S. Internal Revenue Code. The bill approved repealed the Qualified Possession Source Investment Income (QPSII) for taxable years beginning after December 31, 1995. As expected, the Corporation has experienced a reduction in the volume of 936 funds and its further substitution with conventional higher-cost funds. Factors such as a higher rate charged on loans previously tied to a 936 market rate and a higher rate on investments required by local regulations to all recipients of 936 funds has helped mitigate the impact of the resulting higher cost of funds. Also, some 936 Corporations have chosen not to withdraw all their funds from financial institutions and have, instead, invested those funds at a longer term to reduce the tollgate taxes applicable upon repatriating those funds. As a result, the cost of those funds have remained below that of the U.S. or Eurodollar market. At March 31, 1997, the Corporation maintained $1.9 billion in 936 funds, representing 11.7% of its liabilities compared with $2.5 billion or 17.3% at the same date in 1996 and $2.2 billion or 14.2% at December 31, 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1997, totaled $23.7 million or a $2.4 million increase from $21.3 million reported for the same quarter of 1996. During the fourth quarter of 1996, the provision was $23.5 million. Net charge-offs for the quarter ended March 31, 1997, reached $17.9 million or 0.73% of average loans, compared with $14.9 million or 0.68% for the same quarter in 1996, and $20.3 million or 0.84% for the quarter ended on December 31, 1996. Table B below presents information for the quarter ended March 31,1997 and the previous four quarters.

TABLE B


-----------------------------------------------------------------------------------------------------
Quarter                                       Provision for               Net           Allowance for
 Ended                                        Loan Losses            Charge Offs         Loan Losses
-----------------------------------------------------------------------------------------------------
                                                                     (In millions)
March 31, 1997                                   $23.7                  $17.9                $191
December 31, 1996                                 23.5                   20.3                 186
September 30, 1996                                22.4                   18.8                 182
June 30, 1996                                     21.7                   18.1                 178
March 31, 1996                                    21.3                   14.9                 175

Consumer and commercial loans net charge-offs increased $2.5 million and $2.0 million, respectively. Consumer loans net charge-offs totaled $8.6 million or 1.28% of average consumer loans for the quarter ended March 31, 1997, while commercial loans net losses amounted to $7.4 million or 0.78% of the average commercial portfolio. For the same quarter last year, consumer and commercial loans net charge-offs represented 1.02% and 0.66%, respectively, of their average portfolio. Most of the rise in net credit losses in the consumer category was experienced at BPPR and Equity One which recorded $1.3 million and $0.8 million, respectively, over the amount recognized for the same quarter of the previous year. In the commercial loan category, BPPR was responsible for the rise of $2.0 million in net loans charged-off. Lease financing and construction loans net charge-offs decreased $1.2 million and $0.4 million, respectively, when compared with the first quarter of 1996. The decrease in net charge-offs in the lease financing portfolio resulted from a higher level of recoveries, as a result of the more aggressive charge-off policy implemented in 1996 by the Corporation's leasing subsidiaries.

As shown in Table C, the allowance for loan losses at March 31, 1997, amounted to $191 million, representing 1.94% of loans, compared with $175 million or 1.97% at the same date last year. At December 31, 1996, the allowance for loan losses was $186 million or 1.90% of loans. Management considers that the allowance for loan losses is adequate to absorb potential write-offs of the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurement.

TABLE C

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS


                                                                      First Quarter

(Dollars in thousands)                                              1997          1996
--------------------------------------------------------------------------------------------

Balance at beginning of period                                    $185,574       $168,393
Provision for loan losses                                           23,687         21,273
                                                                  -----------------------
                                                                   209,261        189,666
                                                                  -----------------------
Losses charged to the allowance
  Commercial                                                        11,200          9,215
  Construction                                                         300            693
  Lease financing                                                    6,283          3,325
  Mortgage                                                             529            597
  Consumer                                                          12,001          9,513
                                                                  -----------------------
                                                                    30,313         23,343
                                                                  -----------------------
Recoveries
  Commercial                                                         3,823          3,859
  Construction                                                           1              1
  Lease financing                                                    5,129            947
  Mortgage                                                              36            112
  Consumer                                                           3,423          3,482
                                                                  -----------------------
                                                                    12,412          8,401
                                                                  -----------------------
Net  loans charged-off                                              17,901         14,942
                                                                  -----------------------
Balance at end of period                                          $191,360       $174,724
                                                                  =======================

Ratios:
  Allowance for losses to loans                                       1.94           1.97%
  Allowance to non-performing assets                                109.99         116.00
  Allowance to non-performing loans                                 116.63         124.30
  Non-performing assets to loans                                      1.76           1.70
  Non-performing assets to total assets                               1.00           0.95
  Net charge-offs to average loans                                    0.73           0.68
  Provision to net charge-offs                                        1.32X          1.42x
  Net charge-offs earnings coverage                                   5.18           5.61

As required by SFAS 114, the Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment based on past experience. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. At March 31, 1997, the Corporation had $99 million in loans considered impaired of which $65 million had a related allowance for possible loan losses of $18 million. As of the same date last year, loans considered impaired amounted to $80 million of which $38 million had a related allowance for loan losses of $9 million. Average impaired loans during the first quarter of 1997 and 1996 were $97 million and $83 million, respectively. The Corporation recognized interest income on impaired loans of $1.0 million and $0.9 million, for the quarters ended March 31, 1997 and 1996, respectively.

CREDIT QUALITY

Non-performing assets (NPA) consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports NPA on a more conservative basis than most U.S. banks. The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days. However, the Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

As shown in Table D, NPA as of March 31, 1997, amounted to $174 million or 1.76% of loans, compared with $151 million or 1.70% at March 31, 1996. NPA were $155 million or 1.58% of loans at December 31, 1996.

Non-performing loans totaled $164 million as of March 31, 1997 compared with $141 million at the same date last year and $145 million as of December 31, 1996. Most of the increase from March 31, 1996, was reflected in non-performing mortgage and consumer loans which rose $18.4 million and $5.0 million, respectively. Most of the increase in non- performing mortgage loans was experienced at Equity One, and it was related to the rise in personal bankruptcies in the mainland and the growth in its mortgage loan portfolio. Non-performing commercial loans increased $1.3 million over the amount as of March 31, 1996, while non-performing lease financings decreased $1.1 million and other real estate showed a decline of $0.7 million.

TABLE D

---------------------------------------------------------------------------------------------------------------
                                                                          NPA                   Allowance
                                                                        as a %                    as a %
     Date                                            NPA                of Loans                  of NPA
---------------------------------------------------------------------------------------------------------------
                                               (Dollars in millions)
March 31, 1997                                       $174                 1.76%                   110.0%
December 31, 1996                                     155                 1.58                    119.9
September 30, 1996                                    153                 1.60                    118.9
June 30, 1996                                         152                 1.64                    117.0
March 31, 1996                                        151                 1.70                    116.0

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of March 31, 1997, amounted to $124 million or 1.25% of loans, and the allowance for loan losses would be 154.3% of non-performing assets. At March 31, 1996 and December 31, 1996, adjusted non-performing assets were $111 million and $117 million, respectively, or 1.26% and 1.19% of loans.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of March 31, 1997, amounted to $11.4 million compared with $11.5 million at March 31, 1996, and $12.3 million at December 31, 1996.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading transactions, amounted to $55.4 million for the first quarter of 1997 compared with $50.3 million for the same quarter in 1996, an increase of $5.1 million or 10.2%. This rise in other income was principally driven by an increase of $4.8 million in other service fees and $0.7 million in service charges on deposit accounts. Partially offsetting these increases was a decrease of $0.4 million in other operating income. Total other operating income for the last quarter of 1996, amounted to $54.5 million.

Service charges on deposit accounts totaled $21.8 million for the quarter ended March 31, 1997, compared with $21.1 million for the same quarter of 1996. This increase resulted from the growth in the activity of commercial accounts, particularly at BPPR. In addition, the operations of Banco Popular N.A. (California), acquired on September 30, 1996, contributed approximately $0.3 million in these service charges for the quarter.

Other service fees for the first three months of 1997, amounted to $22.2 million compared with $17.4 million for the same period of 1996. The increase in other service fees was principally attained at BPPR where debit card fees rose $1.5 million, reflecting the growing volume of point-of-sale (POS) terminals and transactions. The volume of transactions at POS terminals increased from a monthly average of approximately 1,536,000 in March 1996 to 2,524,000 a year later. Also at BPPR, credit card fees and discounts rose $1.2 million, as credit card net sales rose 29.0% and the number of credit card active accounts grew 15.7%. In addition, fees related to the sale and administration of investment products and credit life insurance fees rose $0.6 million and $0.5 million, respectively. The growth in credit life insurance fees resulted mainly from a higher volume of personal loans originated during this quarter which exceeded the originations for the first quarter of 1996 by 3,234 loans.

Other operating income decreased $0.4 million, from $11.9 million for the first quarter of 1996 to $11.5 million for the same period in 1997. This decrease resulted mainly from the reduction in gains realized from the sale of mortgage loans by Equity One and a decrease in investment banking and underwriting fees at Popular Securities. Partially offsetting these reductions was a realized gain of $2.5 million on the securitization and sale of mortgage loans recorded at BPPR.

The Corporation recognized a net loss of $1.7 million in the sale of securities during the first quarter of 1997, principally reflected at BPPR as a result of the sale of U.S. Treasury securities. These securities were sold as part of an asset/liability strategy, which included the sale of securitized mortgage loans, in order to maintain the duration of the assets of the Corporation and reinvest the proceeds in higher-yielding investments. Also, during the first three months of 1997, the Corporation realized a net profit on trading transactions amounting to $0.4 million. The Corporation had a combined net gain of $1.7 million resulting from securities and trading activities for the first three months of 1996.

OPERATING EXPENSES

Operating expenses for the first quarter of 1997 were $142.1 million compared with $130.7 million for the same quarter in 1996, an increase of $11.4 million principally reflecting higher personnel costs, professional fees, printing and supplies expenses, business promotion and communication expenses. Operating expenses for the last quarter of 1996 amounted to $143.9 million.

The largest category of operating expenses, personnel costs, totaled $71.5 million for the first three months of 1997, compared with $67.8 million for the same period in 1996, an increase of $3.7 million or 5.4%. Salaries accounted for the largest portion of the increase in personnel costs, rising $3.6 million or 8.0% to $48.3 million, compared with $44.7 million in 1996. This increase was due largely to annual merit increases and greater use of incentive pay to compensate productivity and sales efforts. Also, full-time equivalent employees
(FTE) amounted to 7,981 at the end of this quarter, up 145 from 7,836 FTEs at the same date in 1996. Profit sharing expense rose $0.4 million primarily due to the improvement in BPPR's profitability ratios. Partially offsetting these increases was a reduction of $0.3 million in pension and other benefits, as a result of an expense of $1.2 million for staff uniforms recorded at BPPR during the first quarter of 1996 in order to emphasize its corporate image at all branches. The operations of Banco Popular N.A. (California) accounted for $0.7 million in personnel costs for the quarter ended March 31, 1997.

Operating expenses, excluding personnel costs, increased $7.7 million, reaching $70.6 million for the first quarter of 1997, compared with $62.9 million for the same period in 1996. The increase in these operating expenses was mostly reflected in professional fees which grew $2.5 million, reflecting expenditures for purchased software associated with systems enhancements and consulting services related to the Corporation's strategic initiatives. Business promotion, printing and supplies and communications grew a combined $2.6 million due to the investment needed to support the continuing growth of the Corporation's business activity and the development of new products and services. Also, equipment expenses increased $0.6 million, mostly as a result of the expansion of the electronic payment system and the network of POS terminals. By the end of the first quarter of 1997, the Corporation had increased its automated teller machine (ATM) network by 46 machines and installed 4,176 additional POS terminals, when compared with the same date a year earlier, further expanding its electronic delivery capabilities. Moreover, other operating expenses rose $2.1 million mainly at BPPR, reflecting higher FDIC assessment and interchange expenses related to the growing volume of electronic transactions. The operations of Banco Popular N.A. (California) accounted for $0.7 million in operating expenses, excluding personnel costs, for the quarter ended March 31, 1997.

Income tax expense rose $2.2 million from $17.3 million in the first quarter of 1996 to $19.5 million in the same quarter this year, primarily as a result of higher pre-tax earnings. The effective tax rate for the first quarter of 1997 was 28.3%, compared with 27.7% for the same period in 1996.

BALANCE SHEET COMMENTS

Total assets at March 31, 1997, were $17.4 billion compared with $15.8 billion at the same date last year, an increase of $1.6 billion or 10.1%. At December 31, 1996, total assets were $16.8 billion. For the first quarter of 1997, average assets amounted to $16.9 billion compared with $15.6 billion for the quarter ended March 31, 1996, an increase of 8.7%. Average assets for the year ended December 31, 1996 were $16.3 billion.

Earning assets at March 31, 1997, amounted to $16.3 billion compared with $14.8 billion at March 31, 1996 and $15.5 billion at December 31, 1996. Loans amounted to $9.9 billion at March 31, 1997, compared with $8.9 billion a year ago. During the first quarter of 1997 the Corporation enjoyed growth in most loans categories. Commercial and construction loans increased from $3.5 billion at March 31, 1996 to $4.0 billion at March 31, 1997, a rise of $529 million or 15.0%. BPPR accounted for $403 million of the increase, while Banco Popular N.A. (California) had $62 million in commercial loans at March 31,1997. Mortgage loans rose $195 million or 8.0% as compared with March 31, 1996. Most of the increase was at Equity One, which rose $212 million, partially offset by a decrease of $70 million at BPPR as a result of the sale of internally generated FNMA pools during the latter part of 1996 and the first quarter of 1997. Mortgage loans amounted to $2.6 billion as of March 31, 1997, compared with $2.4 billion at March 31, 1996. Consumer loans increased $295 million or 12.4%, mainly at BPPR, and the lease financing portfolio rose $20 million or 3.8% as compared with March 31, 1996. Total loans at December 31, 1996 amounted to $9.8 billion.

At March 31, 1997, money market investments amounted to $790 million compared with $661 million as of the same date in 1996. Popular Securities had $494 million in money market investments at the end of this quarter. Investment securities as of March 31, 1997, totaled $5.4 billion compared with $5.0 billion as of March 31, 1996. These figures include $4.0 billion in investment securities available-for-sale as of March 31, 1997, and $3.3 billion as of March 31, 1996. Most of the growth was reflected at BPPR, where investment securities increased $465 million. At March 31, 1997, the trading portfolio amounted to $263 million or a decrease of $32 million from a year earlier.

At March 31, 1997, total deposits reached $10.5 billion or $282 million higher than $10.2 billion at March 31, 1996. Most of the increase was attained at BPPR, where total deposits increased $216 million. Also, Banco Popular N.A. (California) had $94 million in total deposits at March 31,1997. Total deposits at December 31, 1996 were $10.8 billion. Total 936 deposits decreased $236 million from $874 million at December 31, 1996 to $638 million at the end of this quarter.

Borrowings, excluding subordinated notes and capital securities, totaled $5.0 billion at March 31, 1997, from $4.0 billion at March 31, 1996. This rise was mainly experienced at BPPR due to the decrease in 936 deposits and arbitrage opportunities. This increase was partially offset by a decline of $208 million in federal funds purchased and securities sold under agreements to repurchase mainly at Popular Securities. Subordinated notes decreased $50 million, from $175 million outstanding a year ago, due to the maturity on June 15, 1996, of the subordinated notes issued by BPPR in 1989.

During the first quarter of 1997, the Corporation issued $150 million in Capital Securities Series A at 8.327%, through BanPonce Trust I, a statutory business trust owned by BanPonce Financial Corp. The proceeds were upstreamed to Popular North America in return for junior subordinated debt under the same terms and conditions. The Series A Capital Securities, qualify as Tier I capital for regulatory purposes. Such Tier I treatment provides the Corporation with a more cost-effective means of obtaining capital for regulatory purposes.

The Corporation's stockholders' equity at March 31, 1997, amounted to $1.29 billion, compared with $1.16 billion at March 31, 1996. The increase is mainly due to earnings retention. Also, the additional shares issued under the Dividend Reinvestment Plan contributed $4.2 million in additional capital since March 31, 1996. Stockholders' equity at December 31, 1996 amounted to $1.26 billion. On April 26, 1996, the Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, which doubled the outstanding shares at the time. The new shares were issued on July 1, 1996, to shareholders of record as of June 14, 1996, and $198 million were transferred from retained earnings to common stock as a result of the split. All per share data included herein have been adjusted to reflect the stock split. The allowance for unrealized holding losses on securities available-for-sale, net of deferred taxes, amounted to $9.9 million at March 31, 1997, compared with a loss of $19,000 a year ago.

The market value of the Corporation's common stock at March 31, 1997 was $35.50 per share compared with $23.13 at March 31, 1996 and $33.75 at December 31, 1996. The Corporation's total market capitalization at March 31, 1997 was $2.35 billion, compared with $1.53 billion at March 31, 1996. Book value per common share increased to $17.96 as of March 31, 1997, compared with $16.07 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended March 31, 1997 was 25.07%, compared with 22.96% for the same quarter last year.

The market value of the Corporation's preferred stock at March 31, 1997, was $26.75 per share compared with $27.25 at March 31, 1996, and $26.25 at December 31, 1996.

The Corporation's Tier I, total capital and leverage ratios at March 31, 1997, increased to 13.35%, 15.90% and 7.71%, respectively, as compared with 11.96%, 14.68% and 6.65% at March 31, 1996.

Part II - Other Information

ITEM 5.  OTHER INFORMATION

On April 25, 1997, the shareholders of BanPonce Corporation (the "Corporation") approved the change of the Corporation's name to Popular, Inc., at their annual stockholders' meeting held in San Juan, Puerto Rico.

The change in name will be effective immediately and responds to the corporate strategy which seeks a homogenous identity for the recognition and marketing of the subsidiaries that make up the Corporation. The Corporation's symbol under which the shares are traded in NASDAQ, BPOP, will remain unchanged.

The shareholders also voted in favor of increasing the authorized number of shares of common stock, par value $6, from 90,000,000 to 180,000,000.

        On May 6, 1997, BanPonce Financial Corp, a corporation organized under the laws of the State of Delaware, a wholly owned subsidiary of Popular International Bank, Inc. and a wholly owned, second-tier subsidiary of the Corporation, changed its legal name from BanPonce Financial Corp to Popular North America, Inc.

        The change in name is in line with the Corporation's strategy to achieve a consistent and uniform corporate image in order to facilitate recognition of the name in all markets and to enhance the Corportion's ability to provide financial services to the Hispanic community.

                                  ----0----

On May 8, 1997, the Corporation's Board of Directors authorized the repurchase of up to 3 million shares of the outstanding common stock of the Corporation.

The repurchase program is being implemented to offset the issuance of shares in the Corporation's acquisitions of Roig Commercial Bank in Puerto Rico and National Bancorp, Inc. the parent of American Midwest Bank in Illinois.

The new autorization for repurchase of shares replaces an authorization announced on December 15, 1994. The Corporation did not repurchase any shares under the prior authorization.

Repurchases may be made in the open market, through one or more brokers or dealers, or in negotiated transactions.

The 3 million shares authorized to be repurchased constitute of 4.53% of the 66,153,776 shares of Popular, Inc. common stock currently outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
      -----------                 -------------------                       ---------

         3(a)           Restated Certificate of Incorporation of Popular,
                        Inc., as amended (English translation).
                        (Incorporated by reference from Registration
                        Statement No: 333-26941, exhibit 4(a))

         3(b)           Certificate of Incorporation of Popular North
                        America, Inc., as amended. (Incorporated by reference from Registration Statement No.
                        333-26941, exhibit 4(c)

         19             Quarterly Report to shareholders for the            Exhibit "A"
                         period ended March 31, 1997

         27             Financial Data Schedule (for SEC use only)           Exhibit "B"

   b) Two reports on Form 8-K were filed for the quarter ended March 31, 1997:
      -----------------------------------------------------------------------

        Dated:                January 9, 1997 and February 19, 1997

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


                                            Popular, Inc.
                                        --------------------
                                            (Registrant)



Date: May 14, 1997                      By: /s/ Jorge A. Junquera
     -------------                          ------------------------------------
                                            Jorge A. Junquera
                                            Senior Executive Vice President

Date: May 14, 1997                      By: /s/ Amilcar L. Jordan
     -------------                          ------------------------------------
                                            Amilcar L. Jordan, Esq.
                                            Senior Vice President & Comptroller