Form 10-Q
period 1997-06-30
POPULAR INC
filed 1997-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1997            Commission file number   0 - 13818
                   -------------                                    -----------



                                  POPULAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Puerto Rico                                            66-041-6582
------------------------                                 -------------------
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

                       Yes X          No
                          ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock $6.00 Par value                        67,766,166
 ----------------------------         -----------------------------------------
        (Title of Class)              (Shares Outstanding as of August 13, 1997)

                                  POPULAR, INC.
                                      INDEX



Part I - Financial Information                                             Page
   Item 1.  Financial Statements                                           ----

                  Unaudited consolidated statements of condition
                   June 30, 1997, December 31, 1996 and June 30, 1996       3


                  Unaudited consolidated statements of income - Quarter
                   ended June 30, 1997 and 1996                             4


                  Unaudited consolidated statements of cash
                   flows - Quarter ended June 30, 1997 and 1996             5


                  Notes to unaudited consolidated financial
                   statements                                              6-13

    Item 2.  Management's discussion and analysis of
                  financial condition and results of operation            14-27

Part II - Other Information

    Item 1.  Legal proceedings - None                                      N/A


    Item 2.  Changes in securities - None                                  N/A


    Item 3.  Defaults upon senior securities - None                        N/A


    Item 4.  Submission of matters to a vote of
                security holders                                            28

    Item 5.  Other information - None                                      N/A


    Item 6.  Exhibits and reports on Form 8-K                               28


    --       Signature                                                      29

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                JUNE 30,     December 31,      JUNE 30,
(In thousands)                                                                    1997           1996            1996
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                      $    609,160    $   492,368      $   524,344
-------------------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                                  847,171        778,597          898,041
 Time deposits with other banks                                                    20,020         19,023            3,236
 Banker's acceptances                                                               2,376          2,656            1,555
-------------------------------------------------------------------------------------------------------------------------
                                                                                  869,567        800,276          902,832
-------------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value                       4,905,562      3,415,934        3,127,423
Investment securities held-to-maturity, at cost                                   745,826      1,197,066        1,694,764
Trading account securities, at market value                                       340,749        292,150          329,258
Loans held-for-sale                                                               314,916        255,129          153,278
Loans                                                                          10,969,960      9,854,911        9,456,881
 Less - Unearned income                                                           375,511        331,012          330,827
        Allowance for loan losses                                                 206,719        185,574          178,330
-------------------------------------------------------------------------------------------------------------------------
                                                                               10,387,730      9,338,325        8,947,724
-------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                            388,970        356,697          340,358
Other real estate                                                                  10,285          6,076            3,611
Customers' liabilities on acceptances                                               2,542          3,100            1,650
Accrued income receivable                                                         109,346         95,487          118,774
Other assets                                                                      229,909        380,247          164,035
Intangible assets                                                                 231,282        131,248          134,088
-------------------------------------------------------------------------------------------------------------------------
                                                                             $ 19,145,844    $16,764,103      $16,442,137
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                                                      $  2,496,684    $ 2,330,704      $ 2,140,105
  Interest bearing                                                              8,908,832      8,432,571        8,436,843
-------------------------------------------------------------------------------------------------------------------------
                                                                               11,405,516     10,763,275       10,576,948
Federal funds purchased and securities sold
 under agreements to repurchase                                                 2,623,292      1,875,465        2,747,186
Other short-term borrowings                                                     1,630,976      1,404,006          802,364
Notes payable                                                                   1,412,407        986,713          692,435
Senior debentures                                                                                 30,000           30,000
Acceptances outstanding                                                             2,542          3,100            1,650
Other liabilities                                                                 371,981        314,012          279,416
-------------------------------------------------------------------------------------------------------------------------
                                                                               17,446,714     15,376,571       15,129,999
-------------------------------------------------------------------------------------------------------------------------
Subordinated notes                                                                125,000        125,000          125,000
-------------------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's junior subordinate deferrable interest debentures guaranteed
 by the Corporation                                                               150,000
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity :
 Preferred stock                                                                  100,000        100,000          100,000
 Common stock                                                                     411,697        396,531          396,007
 Surplus                                                                          579,878        496,582          479,059
 Retained earnings                                                                340,267        267,719          217,725
 Treasury stock-at cost                                                           (14,017)
 Unrealized gains (losses) on securities available-for-sale, net of
   deferred taxes                                                                   6,305          1,700           (5,653)
 ------------------------------------------------------------------------------------------------------------------------
                                                                                1,424,130      1,262,532        1,187,138
 ------------------------------------------------------------------------------------------------------------------------
                                                                             $ 19,145,844    $16,764,103      $16,442,137
=========================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                          Quarter ended           For the six months ended
                                                             June 30,                      June 30,
(Dollars in thousands, except per share amounts)         1997        1996            1997           1996
-----------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                 $260,804   $ 226,027          $ 507,157    $ 443,274
 Money market investments                                 8,515      10,882             17,382       19,555
 Investment securities                                   84,646      68,442            159,757      140,387
 Trading account securities                               5,040       4,624              8,974        9,686
-----------------------------------------------------------------------------------------------------------
                                                        359,005     309,975            693,270      612,902
-----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                87,092      86,693            173,287      169,689
 Short-term borrowings                                   56,409      41,625            103,771       84,555
 Long-term debt                                          24,898      13,449             44,962       27,990
-----------------------------------------------------------------------------------------------------------
                                                        168,399     141,767            322,020      282,234
-----------------------------------------------------------------------------------------------------------

Net interest income                                     190,606     168,208            371,250      330,668
Provision for loan losses                                25,413      21,672             49,100       42,945
-----------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                        165,193     146,536            322,150      287,723
Service charges on deposit accounts                      22,214      21,389             44,033       42,465
Other service fees                                       24,785      19,408             46,954       36,788
Gain (loss) on sale of securities                         1,286         (20)              (374)         709
Trading account profit (loss)                               817      (1,383)             1,250         (445)
Other operating income                                    7,125       9,921             18,619       21,790
-----------------------------------------------------------------------------------------------------------
                                                        221,420     195,851            432,632      389,030
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                50,344      46,112             98,689       90,864
 Profit sharing                                           6,788       5,685             13,228       11,755
 Pension and other benefits                              17,307      15,654             34,007       32,635
-----------------------------------------------------------------------------------------------------------
                                                         74,439      67,451            145,924      135,254
 Net occupancy expense                                    8,743       8,596             17,745       17,914
 Equipment expenses                                      13,279      11,806             25,619       23,580
 Other taxes                                              7,311       5,466             13,756       11,429
 Professional fees                                       14,421      10,993             26,835       20,909
 Communications                                           7,750       6,497             15,331       12,813
 Business promotion                                       7,980       6,027             13,937       11,419
 Printing and supplies                                    3,127       3,020              6,771        5,943
 Other operating expenses                                10,155       7,458             18,974       14,198
 Amortization of intangibles                              4,841       4,530              9,279        9,084
-----------------------------------------------------------------------------------------------------------
                                                        152,046     131,844            294,171      262,543
-----------------------------------------------------------------------------------------------------------

Income before taxes                                      69,374      64,007            138,461      126,487
Income tax                                               18,283      17,952             37,831       35,290
-----------------------------------------------------------------------------------------------------------

NET INCOME                                             $ 51,091   $  46,055          $ 100,630    $  91,197
===========================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                  $ 49,003   $  43,967          $  96,455    $  87,022
===========================================================================================================

EARNINGS PER COMMON SHARE                              $   0.74   $    0.67          $    1.46    $    1.32
===========================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                        For the six months ended
                                                                                                                 June 30,
(In thousands)                                                                                             1997            1996
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                            $100,630        $91,197
--------------------------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and amortization of premises and equipment                                                  25,839         24,132
 Provision for loan losses                                                                                49,100         42,945
 Amortization of intangibles                                                                               9,279          9,084
 Loss (gain) on sale of investment securities available-for-sale                                             374           (709)
 Loss (gain)  on disposition of premises and equipment                                                       103             (7)
 Gain on sale of loans                                                                                    (6,127)        (5,325)
 Amortization of premiums and accretion of discounts on investments                                          745          4,647
 Increase in loans held-for-sale                                                                         (59,787)       (40,472)
 Amortization of deferred loan fees and costs                                                             (1,824)         3,303
 Net (increase) decrease in trading securities                                                           (48,580)         1,418
 Net increase in interest receivable                                                                      (6,872)        (5,235)
 Net decrease (increase) in other assets                                                                 190,723        (15,803)
 Net increase in interest payable                                                                          4,953          3,390
 Net decrease in current and deferred taxes                                                              (37,494)       (22,196)
 Net increase in postretirement benefit obligation                                                         4,014          4,493
 Net increase in other liabilities                                                                        51,137         13,227
--------------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                                                        175,583         16,892
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                                276,213        108,089
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net increase in money market investments                                                                (46,595)      (104,113)
 Purchases of investment securities held-to-maturity                                                 (21,944,787)    (5,620,734)
 Maturities of investment securities held-to-maturity                                                 22,453,433      5,566,537
 Purchases of investment securities available-for-sale                                                (3,839,435)    (3,263,947)
 Maturities of investment securities available-for-sale                                                  878,497      1,580,601
 Sales of investment securities available-for-sale                                                     1,975,195      1,743,400
 Net disbursements on loans                                                                             (644,137)      (638,924)
 Proceeds from sale of loans                                                                             190,030        163,623
 Acquisition of  loan portfolios                                                                         (14,390)      (113,475)
 Assets acquired, net of cash                                                                           (140,602)
 Acquisition of premises and equipment                                                                   (55,034)       (39,805)
 Proceeds from sale of premises and equipment                                                             11,696            526
--------------------------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities                                                                (1,176,129)      (726,311)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposits                                                                    (371,676)       700,286
 Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase                                                         690,570       (253,693)
 Net increase in other short-term borrowings                                                             226,970        347,656
 Proceeds from issuance of notes payable                                                                 328,233        394,662
 Payments of notes payable                                                                                             (432,655)
 Payment of senior debentures                                                                            (30,000)
 Payment of subordinated notes                                                                                          (50,000)
 Proceeds from issuance of Series A Capital Securities                                                   150,000
 Dividends paid                                                                                          (27,973)       (23,952)
 Proceeds from issuance of common stock                                                                    2,162          2,089
 Liability for cash portion of merger                                                                     62,439
 Treasury stock acquired                                                                                 (14,017)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                              1,016,708        684,393
--------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and due from banks                                                                  116,792         66,171
Cash and due from banks at beginning of period                                                           492,368        458,173
--------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                            $    609,160    $   524,344
================================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of Popular, Inc. include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiaries National Bancorp, Inc., ATH Costa Rica, and Popular North America, Inc. including Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp., Banco Popular, N.A. (Florida), CBC Bancorp, Ltd. (second tier subsidiaries), and Equity One, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Finance, Inc. and Popular Home Mortgage, Inc.; and Metropolitana de Prestamos, Inc., as of June 30, 1997, December 31, 1996, and June 30, 1996, and their related statements of income and cash flows for the six-months ended June 30, 1997 and 1996.These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1997 presentation.

NOTE 2- ACCOUNTING CHANGES

Effective March 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. However, it contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and SFAS 47.

Effective March 31, 1997, the Corporation adopted SFAS 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It simplifies the standards for computing earnings per share previously found in APB Opinion 15, "Earnings per Share," and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Effective January 1, 1997, the Corporation adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS 122 "Accounting for Mortgage Servicing Rights." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on a consistent application of a financial component approach that focuses on the legal and physical control over the component. Under this approach, following a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. However, the FASB issued SFAS 127, "Deferral of the Effective Date of

Certain Provisions of FASB Statement 125", that delays until January 1, 1998, the effective date of those provisions of the statement that deal with securities lending, repurchase agreements and similar transactions. The adoption of this pronouncement did not have a financial impact on the consolidated financial statements of the Corporation for the six-month period ended June 30, 1997.

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

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of June 30, 1997, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $26,321, $35,379 and $16, respectively (1996- $24,112, $29,574 and $64).

Effective January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Banco Popular de Puerto Rico provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarter and six-month period ended June 30, 1997, the Corporation recognized an expense of $351 and $574, respectively, related to this plan (1996 - $111 and $214).

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the quarter and six-month period ended June 30, 1997, the Corporation recognized an impairment of $3,561 in the market value of a building which is held for sale. For the quarter and six-month period ended June 30, 1996, no impairment recognition was necessary under this pronouncement.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of June 30, 1997, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                   June 30,
                                                        1997                        1996
                                               Amortized    Marketed     Amortized       Market
                                                 Cost        Value          Cost         Value
                                               -------------------------------------------------
U.S. Treasury (average maturity of
 1 year and 7 months)                          $3,007,496   $3,013,782   $2,461,354   $2,457,654
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of  9 years and 10 months)            1,099,072    1,103,135      146,977      146,064
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 7 years and 10 months)                45,680       45,915       24,924       24,814
Collateralized mortgage obligations (average
  maturity of 2 years and 1 month)                626,490      625,798      188,470      187,742
Mortgage-backed securities (average
  maturity of 4 years)                             80,473       79,143      266,433      261,648
Equity securities (without contractual
  maturity)                                        20,183       20,444       27,257       31,531
Others (average maturity of 8 years
 and 6 months)                                     17,321       17,345       18,050       17,970
                                               --------------------------------------------------
                                               $4,896,715   $4,905,562   $3,133,465   $3,127,423
                                               ==================================================


Investment securities held-to-maturity:

                                                                    June 30,
                                                      1997                     1996
                                               Amortized     Market       Market     Amortized
                                                  Cost       Value         Cost        Value
                                               -------------------------------------------------
U.S. Treasury (average maturity of 4 months)     $350,397   $  350,430   $  923,106   $  923,664
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 3 months)                             89,731       89,399      210,600      209,506
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 6 years and 5 months)                 61,746       62,958      220,456      222,090
Collateralized mortgage obligations (average
  maturity of 1 year and 7 months)                102,970      102,701      223,416      221,881
Mortgage-backed securities (average
  maturity of 4 years and 1 month)                 51,294       51,641       57,048       56,150
Equity securities (without contractual
  maturity)                                        70,660       65,611       47,674       47,674
Others (average maturity of 6 years
 and 9 months)                                     19,028       18,997       12,464       12,484
                                                 ------------------------------------------------
                                                 $745,826   $  741,737   $1,694,764   $1,693,449
                                                 ================================================

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $3,930,814 (1996 - $2,677,352) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1997, amounted to $25,416 and $114,372. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes of $125,000 as of June 30, 1997 and 1996 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

NOTE 7- STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 68,236,048 were issued and outstanding at June 30, 1997. On May 8, 1997, the Board of Directors authorized the repurchase of up to three million shares of the outstanding common stock of the Corporation for the sole purpose of replenishing shares issued by Popular, Inc. in connection with acquisitions. As of June 30, 1997, 380,000 common shares were purchased at a cost of $14,017.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at June 30, 1997.

NOTE 8- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $49,004 for the second quarter of 1997 (1996 - $43,967), and $96,455 for the six months ended June 30, 1997 (1996 -
$87,022), after deducting the dividends on preferred stock. EPS are based on 66,350,298 average shares outstanding for the second quarter of 1997 (1996 - 66,001,180) and 66,235,718 average shares outstanding for the first six months of 1997 (1996 - 65,975,526).

NOTE 9- SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS During the six-month period ended June 30, 1997 the Corporation paid interest and income taxes amounting to $288,126 and $56,247, respectively (1996 - $276,030 and $56,790). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 1997, amounted to $3,683 and $2,323, respectively (1996 - $1,150 and $2,436). The
Corporation's stockholders' equity at June 30, 1997 includes $6,305, in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $5,653 in unrealized losses as of June 30, 1996.

NOTE 10- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its wholly-owned subsidiaries, National Bancorp, Inc., ATH Cost Rica, and Popular North America, Inc., including Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp., Banco Popular, N.A. (Florida), CBC Bancorp, LTD, (second-tier subsidiaries) and Equity One, Inc. as of May 31, 1997 and 1996, and the results of their operations for the six-month periods then ended.

Popular, Inc. has not presented separate financial statements and any other disclosures concerning Popular International Bank, Inc., other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PIB which is guaranteed by the Corporation.


                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                           May 31,
                                                      1997         1996

Assets:
Cash                                              $   76,421   $   17,960
Money market investments                             125,575       40,453
Investment securities                                289,738      200,372
Loans                                              2,054,913    1,328,947
Less: Unearned income                                 50,998       45,148
      Allowance for loan losses                       29,330       18,793
                                                  ----------   ----------
                                                   1,974,585    1,265,006
Other assets                                         151,371       68,798
                                                  ----------   ----------
   Total assets                                   $2,617,690   $1,592,589
                                                  ==========   ==========

Liabilities and Stockholder's Equity:
Deposits                                          $1,115,418   $  576,487
Short-term borrowings                                308,267      308,615
Notes payable                                        713,695      519,771
Other liabilities                                     49,059       42,007
Preferred beneficial interests in Popular North
 America's junior subordinated deferrable
 interest debentures guaranteed by the
 Corporation                                         150,000          -0-
Stockholder's equity                                 281,251      145,709
                                                  ----------   ----------
   Total liabilities and stockholder's equity     $2,617,690   $1,592,589
                                                  ==========   ==========

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                               Quarter ended   For the six months ended
                                  May 31,              May 31,
                              --------------   ------------------------

                              1997      1996       1997      1996
                              ----      ----       ----      ----
Income:

Interest and fees           $52,017   $36,926   $ 97,894   $72,267
Other income                  4,697     6,343      7,491    10,537
                            -------   -------   --------   -------

    Total income             56,714    43,269    105,385    82,804
                            -------   -------   --------   -------

Expenses:

Interest expense             27,311    19,708     51,161    39,527
Provision for loan losses     4,422     4,202      8,107     7,012
Operating expenses           19,200    10,726     32,935    20,978
                            -------   -------   --------   -------

    Total expenses           50,933    34,636     92,203    67,517
                            -------   -------   --------   -------

Income before income tax      5,781     8,633     13,182    15,287
Income tax                    2,383     3,337      5,677     6,007
                            -------   -------   --------   -------

    Net income              $ 3,398   $ 5,296   $  7,505   $ 9,280
                            =======   =======   ========   =======

NOTE 11- POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries Banco Popular, FSB, Pioneer Bancorp Inc., CombanCorp, Banco Popular, N.A. (Florida), CBC Bancorp, Ltd., and Equity One, Inc. (second tier subsidiary) as of May 31, 1997 and 1996, and the results of their operations for the six-month periods then ended.

Popular, Inc. has not presented separate financial statements and any other disclosures concerning Popular North America, Inc., other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PNA which is guaranteed by the Corporation.


                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                           May 31,
                                                      1997        1996
Assets:
Cash                                              $   55,975   $   17,950
Money market investments                             119,170       39,477
Investment securities                                212,310      200,372

Loans                                              1,991,417    1,328,947
Less: Unearned income                                 50,944       45,148
        Allowance for loan losses                     28,426       18,793
                                                  ----------   ----------
                                                   1,912,047    1,265,006
Other assets                                         122,939       68,536
                                                  ----------   ----------
   Total assets                                   $2,422,441   $1,591,341
                                                  ==========   ==========

Liabilities and Stockholder's Equity:
Deposits                                          $  972,548   $  576,487
Short-term borrowings                                297,018      308,615
Notes payable                                        713,695      519,771
Other liabilities                                     47,389       41,992
Preferred beneficial interests in Popular North
  America's junior subordinated deferrable
  interest debentures guaranteed by the
  Corporation                                        150,000          -0-
Stockholder's equity                                 241,791      144,476
                                                  ----------   ----------
   Total liabilities and stockholder's equity     $2,422,441   $1,591,341
                                                  ==========   ==========

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)



                               Quarter ended   For the six-months ended
                                  May 31,              May 31,
                              --------------   ------------------------

                              1997      1996       1997      1996
                              ----      ----       ----      ----
Income:
Interest and fees           $50,395   $36,910   $ 95,523   $72,234
Other income                  4,533     6,343      7,329    10,537
                            -------   -------   --------   -------

Total income                 54,928    43,253    102,852    82,771
                            -------   -------   --------   -------

Expenses:
Interest expense             26,994    19,708     50,844    39,527
Provision for loan losses     4,417     4,202      8,102     7,012
Operating expenses           18,477    10,748     32,103    21,024
                            -------   -------   --------   -------
    Total expenses           49,888    34,658     91,049    67,563
                            -------   -------   --------   -------

Income before income tax      5,040     8,595     11,803    15,208
Income tax                    2,298     3,337      5,592     6,007
                            -------   -------   --------   -------

    Net income              $ 2,742   $ 5,258   $  6,211   $ 9,201
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

  - Commercial Banking/Savings and Loans - This business has experienced the largest growth within the last twelve months with five acquisitions made over that period. The Corporation acquired Banco Popular, N.A. (California) on September 30, 1996, Banco Popular, N.A. (Florida) on April 30, 1997, National Bancorp and CBC Bancorp, Ltd. on May 31, 1997, and on June 30, 1997 the former Roig Commercial Bank (RCB) was merged with and into Banco Popular de Puerto Rico (BPPR). Previously established banking operations included BPPR, the Corporation's largest subsidiary founded in 1893, Banco Popular, Illinois, and Banco Popular, FSB.

  - Lease Financing - Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Leasing, USA

  - Mortgage Banking/Consumer Finance - Popular Home Mortgage, Inc. (Popular Home Mortgage), Equity One, Inc. (Equity One) and Popular Finance, Inc. (Popular Finance)

  -  Broker / Dealer - Popular Securities, Inc. (Popular Securities)

  -  ATM Processing Services - ATH Costa Rica

This financial review should be read together with the unaudited consolidated financial statements, supplemental financial data and tables included in this report.

NET INCOME

The Corporation's net income for the second quarter of 1997 reached $51.1 million, compared with $46.1 million reported for the same period in 1996, and $49.5 million reported during the first quarter of 1997. Earnings per common share (EPS) for the quarter were $0.74, based on 66,350,298 average shares outstanding, compared with EPS of $0.67 for the second quarter of 1996, based on 66,001,180 average shares outstanding and EPS of $0.72 for the first quarter of 1997, based on 66,121,855 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 1997, were 1.16% and 16.03%, respectively, compared with 1.16% and 16.56% reported during the same period in 1996 and 1.19% and 16.32% for the first quarter of 1997.

Of the $5.0 million increase in net income, $22.3 million were attributed to net interest income, followed by an increase in non-interest revenues of $3.4 million, and by higher gains on sale of securities and trading transactions of $3.5 million. These positive variances were partially offset by rises of $20.2 million in operating expenses, $3.7 million in the provision for loan losses and $0.3 million in the income tax provision.

For the six-month period ended June 30,1997, the Corporation reported net earnings of $100.6 million, an increase of $9.4 million when compared with the $91.2 million reported for the same period in 1996. EPS for both periods were $1.46 and $1.32, respectively, based on 66,235,718 average shares outstanding for the first six months of 1997 and 65,975,526 for the same period in 1996. ROA and ROE for the six-month period ended June 30,1997, were 1.17% and 16.17%, respectively, compared with 1.16% and 16.48% reported in 1996.

TABLE A
COMPONENTS OF NET INCOME AS A PERCENTAGE OF AVERAGE TOTAL ASSETS

                                  Second Quarter
------------------------------------------------------------------

                                  1997      1996
                            ----------------------------
Net interest income               4.34%    4.23%

Provision for loan losses        (0.58)   (0.55)
Securities and trading gains      0.05    (0.04)
Other income                      1.23     1.29
                                  ----     ----
                                  5.04     4.93
Operating expenses               (3.46)   (3.32)
                                  ----     ----
Income before tax                 1.58     1.61
Provision for income tax         (0.42)   (0.45)
                                  ----     ----

Net income                        1.16%    1.16%
                                  ====     ====

NET INTEREST INCOME

Net interest income for the second quarter of 1997 reached $190.6 million compared with $168.2 million reported for the same quarter in 1996. On a taxable equivalent basis, net interest income increased to $205.1 million from $180.6 million in the second quarter of 1996 and $193.3 million in the first quarter of 1997. The rise from the second quarter of 1996, resulted from a $22.0 million increase due to a higher volume of earning assets and a $2.5 million increase due to a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Average earning assets reached $16.7 billion for the quarter ended June 30, 1997, compared with $15.0 billion for the same quarter of 1996. The increase relates primarily to a rise of $1.1 billion in average loans, reaching $10.1 billion for the quarter ended June 30, 1997, as compared with $9.0 billion for the same quarter in 1996. The rise stems from an increase of $546 million in average commercial loans principally at BPPR. Also, an increase of $331 million in average consumer loans was attained, mostly at BPPR and Equity One, while the average mortgage portfolio grew $220 million of which $219 million were at Equity One. The average lease portfolio grew $34 million. The banking operations acquired since the second quarter of 1996, accounted for $188 million of the increase in average loans.

The average yield on loans, on a taxable equivalent basis, rose to 10.35% from 10.11% reported during the second quarter of 1996. The rise in the yields of commercial and consumer loans was the main contributor to the increase in the yield on total loans. Commercial loans had a taxable equivalent yield for the quarter of 9.32%, compared with 8.92% reported during the second quarter of 1996. The yield on commercial loans has benefited from two factors; the rise of 25 basis points in the prime rate at the end of the first quarter of 1997 and the elimination of Section 936 of the U.S. Internal Revenue Code during the last quarter of 1996. Some loans that were previously priced using a 936 index rate, have changed its pricing to a higher base in accordance with the prevailing funds market, thus improving the yield on the commercial loan portfolio.

Consumer loans had an average yield for the quarter of 13.26%, compared with 12.84% for the second quarter of 1996, while the yield on the leasing portfolio increased 19 basis points to 13.22%. The taxable equivalent yield on mortgage loans decreased to 8.42% from 8.62% reported for the second quarter in 1996.

Average money market investments decreased to $636 million for the second quarter of 1997, compared with $858 million for the same period of 1996. The decrease in money market investments is directly related to the decrease in size of Popular Securities, as a result of a lower balance of 936 funds. The yield on money market investments increased to 5.37% from 5.10% reported in the second quarter of 1996.

Average investment securities reached $5.6 billion in the quarter ended June 30, 1997, compared with $4.8 billion reported for the same quarter in 1996. The increase relates to a higher average volume of U.S. Treasury and agencies securities, collateralized mortgage obligations and mortgage-backed securities at BPPR. These increases were partially offset by a lower average balance of investments required by local regulations to all recipients of 936 funds which have a yield substantially below market rates. The average taxable equivalent yield of the Corporation's investment portfolio increased 36 basis points to 6.94% during the three-month period ended June 30, 1997, from 6.58% during the same period of 1996, as a result of the higher interest rate scenario.

The average balance of trading account securities for the second quarter of 1997 was $325 million compared with $341 million reported for the same quarter last year. The taxable equivalent yield on trading account securities increased 48 basis points to 6.66% from 6.18% reported in the second quarter of 1996.

The increases in the yields of investments and loans, mentioned above, resulted in a rise in the average yield on earning assets on a taxable equivalent basis, which increased to 8.95% for the second quarter of 1997, from 8.61% reported during the same quarter of 1996.

Average interest-bearing liabilities of the Corporation were $13.7 billion for the three-month period ended June 30, 1997, compared with $12.5 billion for the same period of 1996. Average interest-bearing deposits totaled $8.3 billion, a slight decrease from the $8.4 billion reported for the same quarter in 1996. Although most deposit categories showed increases, a decrease of $531 million in average 936 certificates of deposits caused the aforementioned decline. Average certificates of deposit, excluding 936 deposits, rose $168 million, average savings accounts increased $194 million and NOW and money market deposits averaged $102 million more than in 1996. Average demand deposits grew by $213 million from $2.1 billion for the second quarter of 1996, to $2.3 billion for the same quarter this year. The operations acquired since the second quarter of 1996, contributed $244 million to the increase in average deposits.

The average cost of interest-bearing deposits for the quarters ended June 30, 1997 and 1996 was 4.19% and 4.15%, respectively. The average cost of savings accounts and NOW and money market deposits for the second quarter of 1997, increased to 3.06% and 3.32%, respectively, from 3.01% and 3.26% for the same quarter last year.

The increase of four basis points in the average cost of interest-bearing deposits was principally attributed to the rise in the cost of certificates of deposit from 5.22% in the second quarter of 1996 to 5.43% for the same quarter in 1997. Traditionally 936 certificates of deposit had a cost below the U.S. or the Eurodollar market. During the second quarter of 1996 these deposits had an average cost of 4.51% and comprised 12.5% of average interest-bearing deposits, compared with 4.90% and 6.2%, respectively, in the second quarter of 1997. That reduction in the proportion of 936 deposits as well as the increase in its cost were among the factors that caused the increase in the average cost of certificates of deposit. Notwithstanding the repeal of Section 936, some 936 corporations have chosen not to withdraw all their funds from financial institutions and have instead, invested those funds at a longer term to reduce the tollgate taxes applicable upon repatriating these funds. As a result, the cost of these funds have remained below that of the U.S. or Eurodollar market. At June 30, 1997, the Corporation held $1.8 billion in 936 funds, including $162 million in funds acquired from RCB, representing 9.9% of its liabilities, compared with $2.9 billion or 18.8% at the same date in 1996 and $1.8 billion or 11.5% at the end of the first quarter of 1997.

Average short-term borrowings increased $617 million reaching $3.9 billion during the second quarter of 1997, compared with $3.3 billion during the same period of 1996. The increase was mainly realized at BPPR with a $1.2 billion increase in its average balance, due to the reduction in 936 deposits and arbitrage opportunities undertaken during the quarter. This increase was partially offset by a decrease in Popular Securities as a result of lower 936 borrowings. The average cost of short-term borrowings for the quarter ended June 30, 1997, increased by 70 basis points, from 5.06% to 5.76% due to both, a change in the mix of short-term borrowings and general market conditions.

Average long and medium-term debt increased $722 million from $744 million in the second quarter of 1996 to $1.5 billion for the same quarter of 1997. This increase was mostly directed to finance the growth of the Corporation's operations. Also, in February 1997, the Corporation issued $150 million in Capital Securities which qualified as Tier I capital for regulatory purposes. These securities mature on February 2027.

TABLE B
NET INTEREST INCOME (TAXABLE EQUIVALENT BASIS)

(Dollars in millions)                             Second Quarter
---------------------------------------------------------------------------------
                                     1997 Average                1996 Average
                                   ----------------------------------------------
                                   Balance     Rate        Balance           Rate
                                   ----------------------------------------------


Money market-investment
 and trading securities            $ 6,565     6.77%       $ 5,987           6.35%
Loans                               10,164    10.35          9,033          10.11
                                   -------                 -------
Total earning assets               $16,729     8.95%       $15,020           8.61%
                                   =======                 =======

Financed by:
Interest bearing deposits          $ 8,343     4.19%       $ 8,410           4.15%
Borrowings                           5,393     6.05          4,054           5.46
                                   -------                 -------
Total interest bearing funds        13,736     4.92%        12,464           4.57%

Net-interest bearing funds           2,993                   2,556
                                   -------                 -------
Total                              $16,729     4.04%       $15,020           3.80%
                                   =======                 =======

Net interest income per book       $ 190.6                 $ 168.2

Taxable equivalent adjustments        14.5                    12.4
                                   -------                 -------

Net interest income on a taxable
 basis                             $ 205.1                 $ 180.6
                                   =======                 =======

Spread                                         4.03%                         4.04%

Net interest yield                             4.91%                         4.81%

The increase in borrowings combined with the reduction in 936 funds and the higher interest rate scenario, caused the total cost of interest-bearing liabilities to rise 35 basis points, from 4.57% to 4.92% for the second quarter of 1997. The cost of funding earning assets also increased from 3.80% for the second quarter of 1996 to 4.04% for the same quarter in 1997.

The improvement of 34 basis points in the taxable equivalent yield on earning assets, partially offset by the higher cost of funds mentioned above, prompted the net interest margin, on a taxable equivalent basis to rise 10 basis points to 4.91% for the quarter ended June 30, 1997, from 4.81% reported during the second quarter of 1996. During the first quarter of 1997 the Corporation reported a taxable equivalent net interest margin of 4.90%. For the six-month period ended June 30, 1997, the taxable equivalent net interest margin was 4.91%, compared with 4.80% for the same period in 1996.

Table B contains a summary of the results of the Corporation's net interest margin, on a taxable equivalent basis, for the second quarter of 1997 and 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $25.4 million for the quarter ended June 30, 1997, and $49.1 million for the first six months of 1997, reflecting rises of $3.7 million or 17.3% and $6.2 million or 14.3%, respectively, over the same periods in 1996. During the first quarter of 1997, the provision amounted to $23.7 million. Net charge-offs for the quarter ended June 30, 1997, reached $22.9 million or 0.90% of average loans, compared with $18.1 million or 0.80% for the same quarter in 1996, and $17.9 million or 0.73% for the quarter ended on March 31, 1997. The increase in provision for loan losses is attributable to the growth in the loan portfolio, non-performing assets and net charge-offs experienced by the Corporation. Table C below presents information for the quarter ended June 30, 1997 and the previous four quarters.

TABLE C

-----------------------------------------------------------------------
Quarter             Provision for        Net             Allowance for
Ended               Loan Losses       Charge Offs        Loan Losses
-----------------------------------------------------------------------
                                     (In millions)

June 30, 1997          $25.4              $22.9             $207
March 31, 1997          23.7               17.9              191
December 31, 1996       23.5               20.3              186
September 30, 1996      22.4               18.8              182
June 30, 1996           21.7               18.1              178

TABLE D

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                              Second Quarter         First Six Months
(Dollars in thousands)                      1997         1996       1997          1996
---------------------------------------------------------------------------------------

Balance at beginning of period            $191,360    $174,724    $185,574    $168,393
Allowance purchased                         12,832                  12,832
Provision for loan losses                   25,413      21,672      49,100      42,945
                                          --------------------------------------------
                                           229,605     196,396     247,506     211,338
                                          --------------------------------------------

Losses charged to the allowance
  Commercial                                12,442       9,185      23,642      18,400
  Construction                                             500         300       1,193
  Lease financing                            5,834       4,869      12,117       8,194
  Mortgage                                     477         459       1,006       1,056
  Consumer                                  15,617      10,668      27,618      20,181
                                          --------------------------------------------
                                            34,370      25,681      64,683      49,024
                                          --------------------------------------------

Recoveries
  Commercial                                 3,549       2,045       7,372       5,904
  Construction                                  80          21          81          22
  Lease financing                            3,930       1,962       9,059       2,909
  Mortgage                                      70          81         106         193
  Consumer                                   3,855       3,506       7,278       6,988
                                          --------------------------------------------
                                            11,484       7,615      23,896      16,016
                                          --------------------------------------------
Net  loans charged-off                      22,886      18,066      40,787      33,008
                                          --------------------------------------------
Balance at end of period                  $206,719    $178,330    $206,719    $178,330
                                          ============================================

Ratios:
  Allowance for losses to loans               1.89%       1.92%       1.89%       1.92%
  Allowance to non-performing assets         97.87      117.01       97.87      117.01
  Allowance to non-performing loans         104.58      122.03      104.58      122.03
  Non-performing assets to loans              1.94        1.64        1.94        1.64
  Non-performing assets to total assets       1.10        0.93        1.10        0.93
  Net charge-offs to average loans            0.90        0.80        0.82        0.74
  Provision to net charge-offs                1.11X       1.20x       1.20X       1.30x
  Net charge-offs earnings coverage           4.14        4.74        4.60        5.13


Consumer loans net charge-offs totaled $11.8 million or 1.71% of average consumer loans for the quarter ended June 30, 1997, representing a rise of $4.6 million from the second quarter of 1996. For the same quarter last year, consumer loans net charge-offs represented 1.19% of the average portfolio. Most of the rise in net credit losses in the consumer category was experienced at BPPR which recorded $3.8 million over the amount recognized for the same quarter of the previous year. The increase in net charge-offs is mostly related to higher levels of bankruptcies in the U.S. mainland and Puerto Rico. Commercial loans net charge-offs rose $1.8 million, amounting to $8.9 million for the quarter ended June 30, 1997, compared with $7.1 million for the same quarter a year ago. Lease financing and construction loans net charge-offs decreased $1.0 million and $0.6 million, respectively, when compared with the second quarter of 1996. Mortgage loans net charge-offs amounted to $0.4 million for the second quarter of both, 1997 and 1996.

Net charge-offs for the six-month period ended June 30, 1997, reached $40.8 million or 0.82% of average loans, compared with $33.0 million or 0.74% for the same period of 1996. Most of the increase in net credit losses was related to the consumer and commercial loan portfolios, that reflected rises of $7.1 million and $3.8 million, respectively, compared with the six-month period ended June 30, 1996. Conversely, lease financing and construction loans net charge-offs decreased $2.2 million and $1.0 million, respectively, when compared to prior year. The decrease in net charge-offs in the lease financing portfolio resulted from a higher level of recoveries, as a result of the more aggressive charge-off policy implemented in 1996 by Popular Leasing. Mortgage loans net charge-offs remained stable compared to prior year, showing $0.9 million for both periods.

As shown in Table D, the allowance for loan losses at June 30, 1997, amounted to $207 million, representing 1.89% of loans, compared with $178 million or 1.92% at the same date last year. Management considers that the allowance for loan losses is adequate to absorb potential write-offs of the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurement.

As required by SFAS 114, the Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment based on past experience. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. At June 30, 1997, the Corporation had $135 million in loans considered impaired of which $78 million had a related allowance for possible loan losses of $22 million. As of the same date last year, loans considered impaired amounted to $90 million of which $55 million had a related allowance for loan losses of $15 million. Average impaired loans during the second quarter of 1997 and 1996 were $112 million and $85 million, respectively. The Corporation recognized interest income on impaired loans of $1.3 million, and $0.7 million respectively, for the quarter ended June 30, 1997 and 1996.

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

TABLE E
---------------------------------------------------------------------

                                                   NPA      Allowance
                                                 as a %       as a %
     Date                       NPA             of Loans      of NPA
---------------------------------------------------------------------
                        (Dollars in millions)

June 30, 1997                 $211               1.94%         97.9%
March 31, 1997                 174               1.76         110.0
December 31, 1996              155               1.58         119.9
September 30, 1996             153               1.60         118.9
June 30, 1996                  152               1.64         117.0



As shown in Table E, as of June 30, 1997, NPA amounted to $211 million or 1.94% of loans, compared with $152 million or 1.64% at June 30, 1996. NPA were $174 million or 1.76% of loans at March 31, 1997.

Non-performing loans totaled $198 million as of June 30, 1997, compared with $146 million at the same date last year and $164 million as of March 31, 1997. The increase from June 30, 1996, was reflected in non-performing commercial, including construction, mortgage and consumer loans which rose $26 million, $20 million and $7 million, respectively. The increase in non-performing commercial, including construction, loans was mainly attributable to the classification on non-accrual of an $11 million commercial income-producing real estate loan in the U.S. Virgin Islands region of BPPR. Furthermore, the non-performing loans of the banks acquired during the quarter ended June 30, 1997, accounted for $17 million of the increase in this category, driven by the implementation of the Corporation's conservative policy as explained above. Non-performing mortgage loans at Equity One increased $16 million from the $9 million reported as of the same date last year. Most of the rise relates to the increase in personal bankruptcies in the U.S. mainland and the growth in the mortgage loan portfolio of that subsidiary. Bankruptcy filings over the 12-month period ended on March 31, 1997, increased 27% over the same period a year before, reaching record-breaking levels. At BPPR, non-performing consumer loans increased $3 million over the amount as of June 30, 1996, and the banks acquired during this quarter accounted for $2 million of the increase in non-performing consumer loans. In addition, other real estate increased $7 million compared with June 30, 1996, including a $3 million increase at Equity One and $2 million related to the banks acquired during this quarter. Non- performing lease financings decreased $0.7 million as compared with the amount reported as of June 30, 1996.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of June 30, 1997, amounted to $163 million or 1.49% of loans, and the allowance for loan losses would be 127.2% of non-performing assets. At June 30, 1996 and March 31, 1997, adjusted non-performing assets were $118 million and $129 million, respectively, or 1.28% and 1.31% of loans.

Accruing loans that are contractually past due 90 days or more as to principal or interest as of June 30, 1997, amounted to $15 million compared with $13 million at June 30, 1996, and $11 million at March 31, 1997.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $54.1 million for the three-month period ended June 30, 1997, compared with $50.7 million for the same quarter in 1996, an increase of $3.4 million or 6.7%. The rise in other income was principally driven by an increase of $5.4 million in other service fees and $0.8 million in service charges on deposit accounts. Partially offsetting these increases was a decrease of $2.8 million in other operating income. For the six-month periods ended June 30, 1997 and 1996, these revenues were $109.6 million and $101.0 million, respectively.

Service charges on deposit accounts, totaled $22.2 million in the second quarter of 1997, compared with $21.4 million for the same quarter of 1996. This increase mostly resulted from the operations acquired since June 30, 1996, which contributed approximately $0.5 million in these service charges for the quarter.

Other service fees rose $5.4 million for the quarter ended June 30, 1997, amounting to $24.8 million compared with $19.4 million for the same quarter of 1996. The increase in other service fees was principally attained at BPPR where credit card fees and discounts rose $1.5 million, as credit card net sales rose 31.1% and the number of credit card active accounts grew 15.0%. Also, debit card fees rose $1.4 million, reflecting the growing volume of point-of-sale (POS) terminals and transactions. The volume of transactions at POS terminals increased from a monthly average of 1.7 million in June 1996 to 2.8 million a year later. In addition, fees related to the sale and administration of investment products rose $0.7 million as a result of the sale of the Puerto Rico Investors Tax-Free Fund V.

Other operating income decreased $2.8 million, from $9.9 million for the second quarter of 1996 to $7.1 million for the same period in 1997. This decrease mainly resulted from the recording of a loss of $3.6 million in the market value of a building which is held for sale as well as lower gains realized on the sale of mortgage loans, which amounted to $2.9 million for the quarter ended June 30, 1997, compared with $4.4 million for the same period in 1996. Partially offsetting this reduction were higher investment banking fees realized by Popular Securities and an increase in the income from daily rental operations of Popular Leasing.

TABLE F
OTHER OPERATING INCOME

                                           Second Quarter
-----------------------------------------------------------------
                                     1997      1996       Change
-----------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit
 accounts                           $22,214   $21,389   $   825
Other service fees:
  Credit card fees and
    discounts                         7,244     5,728     1,516
  Credit life insurance fees          2,168     1,749       419
  Debit card fees                     3,833     2,386     1,447
  Mortgage servicing fees, net of
    amortization                      2,405     1,932       473
  Trust fees                          1,702     1,561       141
  Other fees                          7,433     6,052     1,381
Other income                          7,125     9,921    (2,796)
                                    ---------------------------
Total                               $54,124   $50,718   $ 3,406
                                    ===========================


For the second quarter of 1997, the Corporation recognized a net gain of $1.3 million in the sale of securities and a net trading account profit of $0.8 million compared with net losses of $20 thousand and $1.4 million, respectively, for the second quarter of 1996.

OPERATING EXPENSES

Operating expenses for the second quarter of 1997 rose $20.2 million or 15.3% to $152.0 million, compared with $131.8 million for the same quarter in 1996, principally reflecting higher personnel costs, professional fees, business promotion, other taxes and other operating expenses.

Personnel costs, the largest category of operating expenses, totaled $74.4 million for the second quarter of 1997, compared with $67.4 million for the same period in 1996 for an increase of $7.0 million or 10.4%. Salaries accounted for the largest portion of the increase in personnel costs, rising $4.2 million or 9.2% to $50.3 million, compared with $46.1 million in 1996. This rise resulted from increased employment levels due to acquisitions, increased business activity and annual merit increases. Full-time equivalent employees (FTE) amounted to 8,782 at the end of this quarter, compared with 7,867 FTEs at the same date in 1996. Of the increase of 915 FTEs, the acquisitions completed during the second quarter of 1997 accounted for 636 FTEs. Profit sharing expense rose $1.1 million as a result of higher eligible salaries and stronger profitability ratios at BPPR. Pension and other benefits totaled $17.3 million for the quarter ended June 30, 1997, compared with $15.7 million for the same period a year ago, principally reflecting a rise in medical insurance expenses. In addition, staff training expenses showed an increase of $0.3 million as a result of the Corporation's commitment to maintain a well-trained work force. Of the total increase in personnel costs, $2.2 million were reflected in the operations acquired since June 30, 1996.

Other operating expenses, excluding personnel costs, increased $13.2 million, reaching $77.6 million for the second quarter of 1997, compared with $64.4 million for the same period in 1996. The increase in other operating expenses was mostly in professional fees which grew $3.4 million, reflecting higher expenses associated with system developments and technical support. Other operating expenses and business promotion grew a combined $4.7 million due to the impact of the business expansion and costs related with the development of new products and services, including the expenses related with the institutional campaign launched in the continental U.S. and the new credit card operation in Florida. Other taxes also reflected an increase as a result of higher levels of taxable property, increased business volume and an increase in the tax rate for personal property in the municipality of San Juan, Puerto Rico, where the Corporation's headquarters are located. Also, equipment expenses increased, mostly as a result of the expansion of the electronic payment system and enhanced uses of technology. During the second quarter of 1997, the Corporation increased its automated teller machine (ATM) network by 38 ATMs, and 1,087 additional POS terminals were connected in order to expand our electronic delivery capabilities.

Income tax expense rose $0.3 million from $18.0 million in the second quarter of 1996 to $18.3 million in the same quarter this year, primarily as a result of the growth in pre-tax earnings. The effective tax rate for the second quarter of 1997 decreased to 26.4% from 28.1% for the same period in 1996. For the six-month periods ended June 30, 1997 and 1996, income tax expense amounted to $37.8 million and $35.3 million, respectively.

BALANCE SHEET COMMENTS

At June 30, 1997, the Corporation's total assets reached $19.1 billion, reflecting an increase of 16.4% when compared with $16.4 billion at June 30, 1996. Most of the growth was at BPPR, whose total assets increased $2.1 billion. This rise included $787 million related to the acquisition of RCB effective on June 30, 1997. Also, the operations acquired in California, Florida and Illinois since June 30, 1996, had $696 million in total assets as of the end of the second quarter of 1997. Total assets at March 31, 1997 were $17.4 billion. Average assets for the first six months of 1997 were $17.3 billion compared with $15.8 billion for the same period in 1996, an increase of 9.5%. Average assets for the year ended December 31, 1996, were $16.3 billion.

Earning assets at June 30, 1997, amounted to $17.8 billion compared with $15.3 billion at June 30, 1996 and $16.3 billion at March 31, 1997. Total loans amounted to $10.9 billion at June 30, 1997, compared with $9.3 billion a year ago. Commercial, including construction, and consumer loans contributed $848 million and $514 million, respectively, to the growth in the Corporation's loan portfolio. The commercial loan portfolio increased 22.8% to $4.6 billion as of June 30, 1997, from $3.7 billion as of the same date last year. Consumer loans rose 21.0% from $2.5 billion as of June 30, 1996, to $3.0 billion as of June 30, 1997. BPPR was responsible for the largest growth in both portfolios, increasing $553 million in commercial loans and $371 million in consumer loans particularly, personal loans. Mortgage loans rose to $2.8 billion for an increase of $233 million or 9.0% as compared with June 30, 1996. The increase was mostly experienced at Equity One, which rose $225 million. The lease financing portfolio rose $35 million or 6.8%, totaling $553 million as of June 30, 1997, compared with $518 million at June 30, 1996. RCB contributed $361 million in total loans at June 30, 1997, while the other operations acquired since June 30, 1996, had $368 million in total loans as of the end of the second quarter of 1997.
Total loans at March 31, 1997 amounted to $9.9 billion.

Money market investments totaled $870 million at June 30, 1997, compared with $903 million at the same date in 1996. Investment securities as of June 30, 1997, totaled $5.7 billion compared with $4.8 billion as of June 30, 1996. Most of this growth was reflected at BPPR, whose investment securities portfolio increased $736 million. This rise included $382 million related to the acquisition of RCB. Investment securities included $4.9 billion in investment securities available-for-sale as of June 30, 1997 and $3.1 billion as of June 30, 1996. Investment securities as of March 31, 1997 amounted to $5.4 billion. At June 30, 1997, trading account securities totaled $341 million compared with $329 million at the same date last year.

Intangible assets rose $97 million from $134 million as of June 30, 1996 to $231 million at the same date in 1997. The rise in intangible assets was a result of the acquisitions since June 30, 1996, of which RCB accounted for $64 million of the total increase while the operations acquired in Illinois resulted in $40 million in intangibles.

Total deposits reached $11.4 billion at June 30, 1997, from $10.6 billion a year earlier, an increase of $829 million, in spite of a reduction of $655 million in 936 deposits at BPPR. Interest- bearing deposits rose $472 million and non-interest bearing deposits increased $357 million. The merger with RCB contributed $584 million in deposits at June 30, 1997. At the same date, National Bancorp, Inc., CBC Bancorp, Ltd., Banco Popular, N.A. (Florida) and Banco Popular, N.A. (California), in aggregate, had $532 million in total deposits. Total deposits at March 31, 1997 were $10.5 billion.

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings increased $705 million from $3.5 billion as of June 30, 1996 to $4.2 billion as of June 30, 1997. BPPR accounted for most of the growth as a result of the reduction in 936 certificates of deposits and due to arbitrage opportunities undertaken during the quarter. Notes payable rose $720 million, particularly at the holding company and BPPR. Borrowed funds were used primarily to finance loan growth and arbitrage activities. On May 22, 1997, a "shelf" registration was filed with the Securities and Exchange Commission, allowing the Corporation to issue medium-term notes, unsecured debt securities and preferred stock in an aggregate amount of up to $1 billion. These securities are guaranteed by the Corporation. As of June 30, 1997, the Corporation had issued $30 million in medium-term notes under the new "shelf" registration.

Moreover, during the first quarter of 1997, the Corporation issued $150 million in Capital Securities at 8.327%, through BanPonce Trust I, a statutory business trust owned by Popular North America (formerly BanPonce Financial Corp.). The proceeds were upstreamed to Popular North America as junior subordinated debt under the same terms and conditions. The Capital Securities qualify as Tier I capital for regulatory purposes. Such Tier I treatment provides the Corporation with a more cost-effective means of obtaining capital for regulatory purposes.

Stockholders' equity at June 30, 1997, amounted to $1.42 billion, compared with $1.19 billion at June 30, 1996. The increase is mainly due to earnings retention and the issuance of 2,462,272 common shares for the acquisitions of RCB and National Bancorp, Inc. This issuance resulted in $96 million in additional capital. Also, the Dividend Reinvestment Plan contributed $4.2 million in additional capital since June 30, 1996. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to three million shares of the outstanding common stock of the Corporation. As of June 30, 1997, the Corporation had purchased 380,000 shares under this program. The Corporation's stockholders' equity at June 30, 1997, included $6.3 million, net of deferred taxes, in unrealized holding gains on securities available-for-sale, compared with $5.7 million in unrealized losses on securities available-for-sale at June 30, 1996. Stockholders' equity at March 31, 1997 amounted to $1.29 billion.

The market value of the Corporation's common stock at June 30, 1997, was $40.38 per share compared with $22.50 at June 30, 1996 and $35.50 at March 31, 1997. The Corporation's total market capitalization at June 30, 1997 was $2.8 billion. Book value per common share increased to $19.41 as of June 30, 1997, compared with $16.47 as of the same date last year. The dividend payout ratio to common stockholders for the quarter ended June 30, 1997, was 24.29% compared with 22.50% for the same period last year.

The market value of the Corporation's preferred stock at June 30, 1997 and 1996, was $26.50 per share, compared with $26.75 at March 31, 1997.

The Corporation's Tier I, total capital and leverage ratios at June 30, 1997 were 12.56%, 14.98% and 7.71%, respectively, as compared with 11.76%, 14.41% and 6.68%, at June 30, 1996.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholder's Meeting on April 25, 1997, at which common stockholders elected the following three directors: Salustiano Alvarez Mendez, Alfonso F. Ballester and Jorge A. Junquera.

All three directors were elected for a three year term, with a favorable votes ranging from 86.70% to 86.72% of the voting shares issued and outstanding which amounted to 66,121,855 as of the record date, March 7, 1997.

In addition, two other matters were considered and voted by the common stockholders; (1) The amendment to Article First of the Restated Articles of Incorporation to change the name of the Corporation to Popular, Inc. and; (2) The amendment to Article Fifth of the Restated Articles of Incorporation to increase the authorized numbers of shares of common stock, per value $6, from ninety million (90,000,000) to one hundred eighty million (180,000,000). Both amendments were approved with a favorable voting of 85.61% and 83.37%, respectively, of the voting shares issued and outstanding at the record date presented above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                 Description Exhibit                       Reference
         19             Quarterly Report to shareholders for the            Exhibit "A"
                         period ended June 30, 1997

         27             Financial Data Schedule (For SEC Use Only)          Exhibit "B"

   b) Four reports on Form 8-K were filed for the quarter ended June 30, 1997:

        Dated:              April 7, 1997, May 7, 1997, May 8, 1997 and June 11, 1997

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

                                                    POPULAR, INC.
                                                    (Registrant)



Date: August 13, 1997                    By:  /s/ JORGE A. JUNQUERA
                                             -------------------------
                                               Jorge A. Junquera
                                             Senior Executive Vice President


Date: August 13, 1997                    By:  /s/ AMILCAR L. JORDAN
                                             -------------------------
                                               Amilcar L. Jordan, Esq.
                                             Senior Vice President & Comptroller