Form 10-Q
period 1997-09-30
POPULAR INC
filed 1997-11-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  September 30, 1997        Commission file number    0 -13818
                   ------------------                                  --------


                                  POPULAR, INC.
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                         66-041-6582
------------------------                               -----------------
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

                  Yes   X           No
                      -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                      67,682,704
----------------------------       --------------------------------------------
       (Title of Class)            (Shares Outstanding as of November 13, 1997)

                                  POPULAR, INC.
                                      INDEX



Part I - Financial Information                                          Page
                                                                        ----

   Item 1.  Financial Statements

            Unaudited consolidated statements
             of condition - September 30,
             1997, December 31, 1996 and
             September 30, 1996.                                          3
                                                                        -----

            Unaudited consolidated statements
            of income - Three and nine
             months ended September 30, 1997 and 1996.                    4
                                                                        -----

            Unaudited consolidated statements
             of cash flows -  Nine months
             ended September 30, 1997 and 1996.                           5
                                                                        -----

            Notes to unaudited consolidated
             financial statements.                                       6-15
                                                                        -----
   Item 2.  Management's discussion and analysis
             of financial condition
             and results of operation.                                  16-29
                                                                        -----
Part II - Other Information

   Item 1.  Legal proceedings - None                                    N/A
                                                                        ----

   Item 2.  Changes in securities - None                                N/A
                                                                        ----

   Item 3.  Defaults upon senior securities - None                      N/A
                                                                        ----

   Item 4.  Submission of matters to a vote of
             security holders - None                                    N/A
                                                                        ----

   Item 5.  Other information                                            29
                                                                        ----
   Item 6.  Exhibits and reports on Form 8-K                             30
                                                                        ----

   ---      Signature                                                    30
                                                                        ----

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                 September 30,      December 31,       September 30,
(In thousands)                                       1997                1996             1996
--------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                          $    530,915       $    492,368       $   488,151
--------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements
  to resell                                           467,285            778,597         1,152,352
 Time deposits with other banks                         5,256             19,023             5,348
 Banker's acceptances                                   2,871              2,656             1,954
--------------------------------------------------------------------------------------------------
                                                      475,412           800,276          1,159,654
--------------------------------------------------------------------------------------------------

Investment securities available-for-sale,
 at market value                                    5,869,770          3,415,934         2,832,553
Investment securities held-to-maturity,
 at cost                                              829,105          1,197,066         1,712,154
Trading account securities, at market value           224,734            292,150           372,354
Loans held-for-sale                                   238,991            255,129           176,937
Loans                                              11,287,080          9,854,911         9,743,305
 Less - Unearned income                               344,010            331,012           330,954
        Allowance for loan losses                     205,077            185,574           182,372
--------------------------------------------------------------------------------------------------
                                                   10,737,993          9,338,325         9,229,979
--------------------------------------------------------------------------------------------------

Premises and equipment                                390,905            356,697           345,992
Other real estate                                      12,014              6,076             4,540
Customers' liabilities on acceptances                   3,005              3,100             2,053
Accrued income receivable                             144,769             95,487           120,220
Other assets                                          212,070            380,247           177,307
Intangible assets                                     227,102            131,248           133,684
--------------------------------------------------------------------------------------------------
                                                 $ 19,896,785       $ 16,764,103       $16,755,578
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                          $  2,293,394       $  2,330,704       $ 2,082,455
  Interest bearing                                  8,920,773          8,432,571         8,506,526
--------------------------------------------------------------------------------------------------
                                                   11,214,167         10,763,275        10,588,981
Federal funds purchased and
 securities sold under
 agreements to repurchase                           3,897,110          1,875,465         2,787,186
Other short-term borrowings                         1,294,693          1,404,006           848,071
Notes payable                                       1,435,763            986,713           861,933
Senior debentures                                                         30,000            30,000
Acceptances outstanding                                 3,005              3,100             2,053
Other liabilities                                     327,267            314,012           292,249
--------------------------------------------------------------------------------------------------
                                                   18,172,005         15,376,571        15,410,473
--------------------------------------------------------------------------------------------------
Subordinated notes                                    125,000            125,000           125,000
--------------------------------------------------------------------------------------------------


Preferred beneficial interests in Popular
 North America's junior subordinated
 deferrable interest debentures guaranteed
 by the Corporation                                   150,000
                                                 ------------

Stockholders' equity :
 Preferred stock                                      100,000            100,000           100,000
 Common stock                                         411,870            396,531           396,292
 Surplus                                              580,806            496,582           479,792
 Retained earnings                                    376,908            267,719           250,022
 Treasury stock-at cost                               (39,560)
 Unrealized gains (losses) on securities
   available-for-sale, net of
   deferred taxes                                      19,756              1,700            (6,001)
--------------------------------------------------------------------------------------------------
                                                    1,449,780          1,262,532         1,220,105
--------------------------------------------------------------------------------------------------
                                                 $ 19,896,785       $ 16,764,103       $16,755,578
==================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  Quarter ended                For the nine-months ended
                                                  September 30,                     September 30,

(Dollars in thousands, except
per share amounts)                            1997              1996             1997             1996
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                     $   283,139      $   235,995       $   790,296      $   679,269
 Money market investments                        8,237           14,566            25,619           34,121
 Investment securities                          97,522           71,259           257,279          211,646
 Trading account securities                      4,516            5,277            13,490           14,963
----------------------------------------------------------------------------------------------------------
                                               393,414          327,097         1,086,684          939,999
----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                       95,594           89,851           268,881          259,540
 Short-term borrowings                          66,117           53,190           169,888          137,745
 Long-term debt                                 28,698           11,820            73,660           39,810
----------------------------------------------------------------------------------------------------------
                                               190,409          154,861           512,429          437,095
----------------------------------------------------------------------------------------------------------

Net interest income                            203,005          172,236           574,255          502,904
Provision for loan losses                       29,849           22,436            78,949           65,381
----------------------------------------------------------------------------------------------------------

Net interest income after provision
 for loan losses                               173,156          149,800           495,306          437,523
Service charges on deposit accounts             24,378           21,390            68,411           63,855
Other service fees                              25,252           19,035            72,206           55,823
Gain on sale of securities                         519            4,911               145            5,620
Trading account profit (loss)                      959             (216)            2,209             (661)
Other operating income                          15,201            6,279            33,820           28,069
----------------------------------------------------------------------------------------------------------

                                               239,465          201,199           672,097          590,229
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                       55,566           46,672           154,255          137,536
 Profit sharing                                  6,164            5,789            19,392           17,544
 Pension and other benefits                     17,806           15,632            51,813           48,267
----------------------------------------------------------------------------------------------------------

                                                79,536           68,093           225,460          203,347
Net occupancy expense                           10,362            8,700            28,107           26,614
 Equipment expenses                             16,976           14,624            48,604           42,088
 Other taxes                                     8,215            5,816            21,971           17,245
 Professional fees                              11,900            9,072            32,726           26,097
 Communications                                  8,743            6,748            24,074           19,561
 Business promotion                              9,831            6,357            23,768           17,776
 Printing and supplies                           3,984            2,928            10,755            8,871
 Other operating expenses                       10,984            8,663            29,958           22,861
 Amortization of intangibles                     6,810            4,452            16,089           13,536
----------------------------------------------------------------------------------------------------------

                                               167,341          135,453           461,512          397,996
----------------------------------------------------------------------------------------------------------

Income before taxes                             72,124           65,746           210,585          192,233
Income tax                                      18,511           19,473            56,342           54,763
----------------------------------------------------------------------------------------------------------

NET INCOME                                 $    53,613      $    46,273       $   154,243      $   137,470
===========================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK      $    51,526      $    44,186       $   147,981      $   131,208
==========================================================================================================

EARNINGS PER COMMON SHARE                  $      0.76      $      0.67       $      2.22      $      1.99
==========================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 For the nine months ended
                                                                       September 30,
(In thousands)
                                                                  1997               1996
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                 $    154,243       $    137,470
--------------------------------------------------------------------------------------------

 Adjustments to reconcile
  net income to cash provided
  by operating activities:
 Depreciation and amortization of
  premises and equipment                                           40,073             36,033
 Provision for loan losses                                         78,949             65,381
 Amortization of intangibles                                       16,089             13,536
 Gain on sale of investment securities
 available-for-sale                                                  (145)            (5,620)
 Loss on disposition of premises and equipment                         88                 34
 Gain on sale of loans                                             (8,525)            (7,268)
 Amortization of premiums and
  accretion of discounts on investments                             1,033              7,191

 Decrease (increase) in loans held-for-sale                        16,138            (64,131)
 Amortization of deferred loan fees and costs                      (2,514)            (2,283)
 Net decrease (increase) in trading securities                     67,436            (41,681)
 Net increase in interest receivable                              (42,295)            (6,068)
 Net decrease (increase) in other assets                          212,347            (28,900)
 Net increase in interest payable                                   7,861              8,780
 Net decrease in current and deferred taxes                       (38,100)           (20,937)
 Net increase in postretirement benefit obligation                  6,229              6,812
 Net (decrease) increase in other liabilities                      (5,594)            15,487
--------------------------------------------------------------------------------------------

Total adjustments                                                 349,070            (23,634)
--------------------------------------------------------------------------------------------

Net cash provided by operating activities                         503,313            113,836
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Net decrease (increase) in money market investments              347,559           (348,268)
 Purchases of investment securities held-to-maturity          (48,463,368)       (17,836,268)
 Maturities of investment securities held-to-maturity          48,887,010         17,772,265
 Purchases of investment securities available-for-sale         (6,922,799)        (4,102,815)
 Maturities of investment securities available-for-sale         2,346,508          1,933,938
 Sales of investment securities available-for-sale              2,646,105          2,542,954
 Net disbursements on loans                                    (1,107,479)        (1,130,766)
 Proceeds from sale of loans                                      280,659            307,395
 Acquisition of  loan portfolios                                  (23,131)           (37,603)
 Assets acquired, net of cash                                     (78,163)            (7,164)
 Acquisition of premises and equipment                            (90,516)           (56,529)
 Proceeds from sale of premises and equipment                      27,570              3,026
--------------------------------------------------------------------------------------------
 Net cash used in investing activities                         (2,150,045)          (959,835)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net (decrease) increase in deposits                             (563,025)           649,614
 Net increase (decrease) in federal funds purchased and
  securities sold under agreements to repurchase                1,964,387           (213,692)
 Net (decrease) increase in other short-term borrowings          (109,313)           393,363
 Proceeds from issuance of notes payable                          678,598            546,712
 Payments of notes payable                                       (327,009)          (415,207)
 Payment of senior debentures                                     (30,000)
 Payment of subordinated notes                                                       (50,000)
 Proceeds from issuance of Series A Capital Securities            150,000
 Dividends paid                                                   (42,065)           (37,920)
 Proceeds from issuance of common stock                             3,266              3,106
 Treasury stock acquired                                          (39,560)
--------------------------------------------------------------------------------------------

Net cash provided by financing activities                       1,685,279            875,976
--------------------------------------------------------------------------------------------

Net increase in cash and due from banks                            38,547             29,977
Cash and due from banks at beginning of period                    492,368            458,174
--------------------------------------------------------------------------------------------

Cash and due from banks at end of period                     $    530,915       $    488,151
============================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of Popular, Inc. include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities, Inc.; Popular International Bank, Inc. and its wholly-owned subsidiaries, ATH Costa Rica, and Popular North America, Inc., including National Bancorp, Inc. Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp., Banco Popular, N.A.
(Florida), CBC Bancorp, Ltd. (second tier subsidiaries), and Equity One, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Finance, Inc. and Popular Home Mortgage, Inc.; and Metropolitana de Prestamos, Inc., as of September 30, 1997, December 31, 1996 and September 30, 1996, and their related statements of income and cash flows for the nine-months ended September 30, 1997 and 1996. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1997 presentation.

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

Effective January 1, 1997, the Corporation adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS 122 "Accounting for Mortgage Servicing Rights." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on a consistent application of a financial component approach that focuses on the legal and physical control over the component. Under this approach, following a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. However, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125",
that delays until January 1, 1998, the effective date of those provisions of the statement that deal with securities lending, repurchase agreements and similar transactions. The adoption of this pronouncement did not have a financial impact on the consolidated financial statements of the Corporation for the nine-month period ended September 30, 1997.

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

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of September 30, 1997, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $28,053, $35,260 and $16, respectively (1996- $24,193, $30,864 and $64).

Effective January 1, 1996, the Corporation adopted SFAS 123 "Accounting for Stock-Based Compensation." This statement establishes a fair value-based method of accounting for stock-based employee compensation plans. It encourages entities to adopt this method in lieu of the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Banco Popular de Puerto Rico provides a stock-based compensation plan for its senior management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the quarter and nine-month period ended September 30, 1997, the Corporation recognized an expense of $493 and $1,067, respectively, related to this plan (1996 - $401 and $615).

Effective January 1, 1996, the Corporation adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity as well as assets held for disposition be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment recognition was required for the quarter ended September 30 1997, and for the nine-month period ended September 30, 1997, the Corporation recognized an impairment of $3,561 in the market value of a building which is held for sale. For the quarter and nine-month period ended September 30, 1996, the Corporation recognized a loss of $700 based on the requirements of this pronouncement.

In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The pronouncement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.

Also in June 1997, the Financial Accounting Standard Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. This statement is effective for financial statement for periods beginning after December 15, 1997, and requires comparative information for earlier years.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1997, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                      September 30,

                                                            1997                            1996
                                                  Amortized         Market         Amortized        Market
                                                    Cost            Value            Cost           Value
                                                  ----------------------------------------------------------


U.S. Treasury (average maturity of
 1 year and 10 months)                            $4,027,623      $4,043,382      $2,033,960      $2,033,102
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of  12 years and 2 months)                 956,146         966,676         158,782         158,120
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 9 years and 4 months)                    47,377          47,890          24,107          24,059
Collateralized mortgage obligations (average
  maturity of 2 years and 3 months)                  720,600         720,880         296,727         295,953
Mortgage-backed securities (average
  maturity of 4 years and 3 months)                   60,658          60,167         295,457         290,990
Equity securities (without contractual
  maturity)                                           18,150          18,154          11,512          11,439
Others (average maturity of 3 years
 and 7 months)                                        12,602          12,621          19,050          18,890
                                                  ----------------------------------------------------------
                                                  $5,843,156      $5,869,770      $2,839,595      $2,832,553
                                                  ==========================================================




Investment securities held-to-maturity:

                                                                      September 30,

                                                            1997                            1996
                                                  Amortized         Market         Amortized        Market
                                                    Cost            Value            Cost           Value
                                                  ----------------------------------------------------------

U.S. Treasury (average maturity of 2 months)      $  250,122      $  250,160      $  922,075      $  922,621
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 month)                                289,704         289,500         280,376         279,433
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 5 years and 1 month)                     74,160          75,548         188,138         189,687
Collateralized mortgage obligations (average
  maturity of 1 year and 9 months)                    77,032          76,982         195,276         194,259
Mortgage-backed securities (average
  maturity of 3 years and 7 months)                   48,827          49,695          54,837          53,989
Equity securities (without contractual
  maturity)                                           70,360          70,360          58,773          58,773
Others (average maturity of 6 years
 and 6 months)                                        18,900          18,870          12,679          12,645
                                                  ----------------------------------------------------------
                                                  $  829,105      $  831,115      $1,712,154      $1,711,407
                                                  ==========================================================

NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,952,973 (1996 - $3,007,804) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1997, amounted to $20,762 and $117,497. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes of $125,000 as of September 30, 1997 and 1996 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

NOTE 7- STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 67,656,166 were issued and outstanding at September 30, 1997. On May 8, 1997, the Board of Directors authorized the repurchase of up to 3 million shares of the outstanding common stock of the Corporation. As of September 30, 1997, 988,800 common shares were purchased at a cost of $39.6 million.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at September 30, 1997.

Popular International Bank, Inc. (PIB) and Popular North America, Inc's (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular, N.A. (California), Banco Popular, N.A. (Florida) and Banco Popular FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $20 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note.

NOTE 8- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $51,526 for the third quarter of 1997 (1996 - $44,186), and $147,981 for the nine months ended September 30, 1997 (1996 - $131,208), after deducting the dividends on preferred stock. EPS are based on 67,866,284 average shares outstanding for the third quarter of 1997 (1996 - 66,376,616) and 66,794,641 average shares outstanding for the first nine months of 1997 (1996 - 66,000,086).

NOTE 9- SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 1997 the Corporation paid interest and income taxes amounting to $469,020 and $76,077, respectively (1996
- $427,946 and $70,047). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 1997, amounted to $4,699 and $5,736, respectively (1996 - $2,089 and $3,849).
The Corporation's stockholders' equity at September 30, 1997 includes $19,756 in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $6,001 in unrealized losses as of September 30, 1996.

On June 30, 1997, the Corporation completed the acquisition of Roig Commercial Bank, headquartered in Humacao, Puerto Rico. Each outstanding share of Roig Commercial Bank was converted into 5.14695 shares of the Corporation's common stock or $208.12987 in cash, depending on Roig's shareholders' elections.
As a result of the elections 1,544,009 common shares of the Corporation were issued to Roig's shareholders. In addition, on April 30, 1997, the Corporation acquired National Bancorp, Inc., the holding company of AmericanMidwest Bank located in Chicago,Illinois. As a result of this acquisition each outstanding share of National Bancorp, Inc. was converted into 8,678 shares of the Corporation's common stock, resulting in the issuance of 918,263 common shares.

NOTE 10- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its wholly-owned subsidiaries, ATH Costa Rica, and Popular North America, Inc., including National Bancorp, Inc., Banco Popular, FSB, Pioneer Bancorp, Inc., CombanCorp., Banco Popular, N.A. (Florida), CBC Bancorp, LTD, (second-tier subsidiaries) and Equity One, Inc. as of August 31, 1997 and 1996, and the results of their operations for the nine-month periods then ended.

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

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                        August 31,
                                                                        ----------
                                                                     1997               1996
                                                                     ----               ----
Assets:
 Cash                                                        $     62,360       $     23,143
 Money market investments                                          67,411             44,513
 Investment securities                                            426,065            203,375
Loans                                                           2,048,109          1,419,727
 Less: Unearned income                                             52,997             46,008
       Allowance for loan losses                                   30,413             20,126
                                                             ------------       ------------
                                                                1,964,699          1,353,593
Other assets                                                      164,113             74,731
                                                             ------------       ------------
   Total assets                                              $  2,684,648       $  1,699,355
                                                             ============       ============

Liabilities and Stockholder's Equity:
 Deposits                                                    $  1,129,594       $    632,657
 Short-term borrowings                                            389,140            340,384
 Notes payable                                                    688,911            519,224
 Other liabilities                                                 40,191             31,993
 Preferred beneficial interests in Popular North
  America's junior subordinated deferrable
  interest debentures guaranteed by the
  Corporation                                                     150,000                -0-

Stockholder's equity                                              286,812            175,097
                                                             ------------       ------------
   Total liabilities and stockholder's equity                $  2,684,648       $  1,699,355
                                                             ============       ============

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                    Quarter ended         For the nine-months ended
                                      August 31,                    August 31,
                                ---------------------     -------------------------
                                   1997         1996          1997          1996
Income:

 Interest and fees              $ 59,435      $ 37,968      $157,329      $110,235
 Other income                     10,918         6,850        18,409        17,387
                                --------      --------      --------      --------

     Total income                 70,353        44,818       175,738       127,622
                                --------      --------      --------      --------


Expenses:

 Interest expense                 32,080        20,196        83,241        59,723
 Provision for loan losses         4,395         3,276        12,502        10,288
 Operating expenses               25,087        12,198        58,022        33,176
                                --------      --------      --------      --------

     Total expenses               61,562        35,670       153,765       103,187
                                --------      --------      --------      --------

Income before income tax           8,791         9,148        21,973        24,435
Income tax                         3,587         3,987         9,264         9,994
                                --------      --------      --------      --------

     Net income                 $  5,204      $  5,161      $ 12,709      $ 14,441
                                ========      ========      ========      ========

NOTE 11- POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:


The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries National Bancorp, Inc., Banco Popular, FSB, Pioneer Bancorp Inc., CombanCorp, Banco Popular, N.A. (Florida), CBC Bancorp, Ltd., and Equity One, Inc. (second tier subsidiary) as of August 31, 1997 and 1996, and the results of their operations for the nine-month periods then ended.

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

                          POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                       August 31,
                                                                       ----------
                                                                  1997              1996
                                                                  ----              ----
Assets:
 Cash                                                        $     62,329       $     23,114
 Money market investments                                          64,661             43,511
 Investment securities                                            426,015            203,375

Loans                                                           2,048,109          1,419,727
 Less: Unearned income                                             52,997             46,008
       Allowance for loan losses                                   30,413             20,126
                                                             ------------       ------------
                                                                1,964,699          1,353,593
Other assets                                                      161,375             74,554
                                                             ------------       ------------
   Total assets                                              $  2,679,079       $  1,698,147
                                                             ============       ============

Liabilities and Stockholder's Equity:
 Deposits                                                    $  1,129,594       $    632,657
 Short-term borrowings                                            389,140            340,384
 Notes payable                                                    688,911            519,224
 Other liabilities                                                 39,793             31,974
 Preferred beneficial interests in Popular North
   America's junior subordinated deferrable
   interest debentures guaranteed by the
   Corporation                                                    150,000                -0-
 Stockholder's equity                                             281,641            173,908
                                                             ------------       ------------
   Total liabilities and stockholder's equity                $  2,679,079       $  1,698,147
                                                             ============       ============

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)



                                      Quarter ended      For the nine-months ended
                                        August 31,                 August 31,
                                ----------------------   -------------------------

                                   1997         1996          1997           1996
                                   ----         ----          ----           ----
Income:
 Interest and fees              $ 60,273      $ 37,951      $155,796      $110,185
 Other income                     11,133         6,934        18,462        17,471
                                --------      --------      --------      --------


 Total income                     71,406        44,885       174,258       127,656
                                --------      --------      --------      --------


Expenses:
 Interest expense                 32,395        20,196        83,239        59,723
 Provision for loan losses         4,400         3,276        12,502        10,288
 Operating expenses               25,479        12,221        57,582        33,245
                                --------      --------      --------      --------

 Total expenses                   62,274        35,693       153,323       103,256
                                --------      --------      --------      --------

Income before income tax           9,132         9,192        20,935        24,400
Income tax                         3,672         3,987         9,264         9,994
                                --------      --------      --------      --------

     Net income                 $  5,460      $  5,205      $ 11,671      $ 14,406
                                ========      ========      ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). The Corporation is a regional diversified bank holding company engaged in the following businesses through its subsidiaries.

         - Commercial Banking/Savings and Loans - This business have had the greatest growth within the past twelve months with five acquisitions made over that period. On September 30,1996 the Corporation acquired Banco Popular, N.A. (California), on April 30,1997 Banco Popular, N.A. (Florida), National Bancorp and CBC Bancorp, Ltd. on May 31,1997, and on June 30,1997 the former Roig Commercial Bank (RCB) was merged with and into Banco Popular de Puerto Rico (BPPR). Previously established banking operations include BPPR, the Corporation's largest subsidiary founded in 1893, Banco Popular, Illinois, and Banco Popular, FSB.

         - Lease Financing - Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Leasing, USA

         - Mortgage Banking/Consumer Finance - Popular Home Mortgage, Inc. (Popular Home Mortgage), Equity One, Inc. (Equity One) and Popular Finance, Inc. (Popular Finance)

         -        Broker/Dealer - Popular Securities, Inc. (Popular Securities)

         -        ATM Processing Services - ATH Costa Rica

This financial review should be read together with the consolidated financial statements, supplemental financial data and tables included in this report.


NET INCOME

The Corporation's net income for the third quarter of 1997 reached $53.6 million, compared with $46.3 million reported for the same period in 1996, and $51.1 million reported during the second quarter of 1997. Earnings per common share (EPS) for the quarter were $0.76, based on 67,866,284 average shares outstanding, compared with $0.67 for the third quarter of 1996, based on 66,048,673 average shares outstanding and $0.74 for the second quarter of 1997, based on 66,376,616 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1997 were 1.10% and 15.46%, respectively, compared with 1.10% and 15.94% reported during the same period in 1996 and 1.16% and 16.07% for the second quarter of 1997.

Of the $7.3 million increase in net income for the quarter, $30.8 million was attributed to a higher net interest income, followed by an increase of $14.9 million in other revenues, partially offset by a rise of $31.9 million in operating expenses and an increase of $7.4 million in the provision for loan losses.

For the nine-month period ended September 30,1997, the Corporation reported net earnings of $154.2 million, an increase of $16.7 million when compared to the $137.5 million reported for the same period in 1996. EPS for both periods were $2.22 and $1.99, respectively, based on 66,794,641 average shares outstanding for the first nine months of 1997 and 66,000,086 for the same period in 1996. ROA and ROE for the nine-month period ended September 30,1997, were 1.15% and 15.93%, respectively, compared with 1.14% and 16.29% reported in 1996.


TABLE A
Components of Net Income as a Percentage of Average Total Assets


                                                  Third Quarter
-------------------------------------------------------------------------------

                                             1997                 1996
                                          -------------------------------

Net interest income                          4.17%               4.08%

Provision for loan losses                   (0.61)              (0.53)
Securities and trading gains                 0.03                0.11
Other income                                 1.33                1.11
                                            -----               -----
                                             4.92                4.77
Operating expenses                          (3.44)              (3.21)
                                             ----                ----
Income before tax                            1.48                1.56
Provision for income tax                    (0.38)              (0.46)
                                            -----               -----

Net income                                   1.10%               1.10%
                                             ====                ====

NET INTEREST INCOME

Net interest income for the third quarter of 1997 reached $203.0 million compared with $172.2 million reported for the same quarter in 1996. On a taxable equivalent basis, net interest income increased to $218.7 million from $184.1 million in the same quarter of 1996 and $205.1 million in the second quarter of 1997. The rise in net interest income resulted from an increase of $2.5 billion in the average volume of earning assets together with a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities and their respective yields and costs, on a taxable equivalent basis, for the third quarter of 1997 and 1996.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS

(Dollars in millions)                                                 Third Quarter
----------------------------------------------------------------------------------------------------------------
                                               Average Levels                           Average Yields
                                    ----------------------------------------------------------------------------
                                      1997          1996        Variance           1997        1996     Variance
                                    ----------------------------------------------------------------------------
Money market investments            $   608       $ 1,085       ($  477)           5.37%       5.34%      0.03%
Investment securities                 6,387         4,922         1,465            6.90        6.57       0.33
Trading                                 286           375           (89)           6.76        5.94       0.82
                                    -------       -------       -------           -----       -----       ----
                                      7,281         6,382           899            6.77        6,32       0.45
                                    -------       -------       -------           -----       -----       ----

Loans:
 Commercial                           4,692         3,754           938            9.21        9.02       0.19
 Leasing                                560           514            46           13.09       12.75       0.34
 Mortgage                             2,783         2,623           160            8.57        8.49       0.08
 Consumer                             2,999         2,496           503           13.05       12.85       0.20
                                    -------       -------       -------           -----       -----       ----
                                     11,034         9,387         1,647           10.29       10.10       0.19
                                    -------       -------       -------           -----       -----       ----
 TOTAL EARNING ASSETS               $18,315       $15,769       $ 2,546            8.89%       8.57%      0.32%
                                    =======       =======       =======           =====       =====       ====

Interest bearing deposits:
 NOW and money market               $ 1,323       $ 1,149       $   174            3.43%       3.31%      0.12%
 Savings                              3,558         3,093           465            3.08        3.05       0.03
 Time deposits                        4,106         4,284          (178)           5.47        5.26       0.21
                                    -------       -------       -------           -----       -----       ----
                                      8,987         8,526           461            4.22        4.19       0.03
                                    -------       -------       -------           -----       -----       ----
Short-term borrowings                 4,481         3,959           522            5.85        5.34       0.51
Medium and long-term debt             1,839           800         1,039            6.20        5.89       0.31
                                    -------       -------       -------           -----       -----       ----
 Total interest bearing
  liabilities                        15,307        13,285         2,022            4.94        4.64       0.30

Demand deposits                       2,332         2,022           310
Net non-interest bearing funds          676           462           214
                                    -------       -------       -------           -----       -----       ----

                                    $18,315       $15,769       $ 2,546            4.13%       3.91%      0.22%
                                    =======       =======       =======           =====       =====       ====

NET INTEREST MARGIN                                                                4.76%       4.66%      0.10%
NET INTEREST SPREAD                                                                3.95%       3.93%      0.02%


The increase in average earning assets relates primarily to the rise of $1.6 billion in average loans and the increase in investment securities of $1.5 billion. As seen in table B, commercial and consumer loans, mainly personal, were the principal contributors to the rise in average loans, accounting for 87% of the total increase. BPPR accounted for $634 million of the rise in commercial loans and $360 million of that in consumer loans. These increases responded to both the growth of the Bank and the acquisition of RCB on June 30, 1997, which contributed approximately $208 million in commercial loans and $137 million in consumer loans. Also, the average leasing and mortgage loan portfolios showed increases, being Equity One the main contributor to the growth in the average mortgage portfolio. The subsidiaries that were acquired from September 30, 1996 accounted for $368 million of the total increase in average loans.

BPPR had an increase of 26% in the average balance of investment securities, contributing $1.2 billion to the total rise of $1.5 billion for the quarter. Of the $1.2 billion increase, $1.1 billion was in U.S. Treasury and Agency securities, whose income is exempt for income tax purposes in Puerto Rico. The decrease in the average balance of money market investments for the third quarter of 1997, is mainly related to the reduction in eligible activities at Popular Securities, due to a lower balance of 936 funds.

The increase of 32 basis points in the average yield on earning assets is primarily attributed to the rise of 33 basis points in the fully-taxable equivalent yield on investment securities and the rise of 19 basis points in the fully-taxable equivalent yield on loans. The increase of 19 basis points in the average yield on loans, resulted from higher yields on commercial and consumer loans, as demonstrated in table B. The yield on commercial loans in Puerto Rico has been somehow benefited from the elimination of Section 936 of the U.S. Internal Revenue Code. Some loans that were previously priced using 936 market rate as factor, have changed its pricing to a higher base in accordance with the conventional funds market, thus improving the yield of the commercial loan portfolio. Also, during the first quarter of 1997, the prime rate rose by 25 basis points. Due to the floating characteristics on the pricing of a great portion of the portfolio, commercial loans are more sensitive to these changes. The increase of 20 basis points in the average yield on consumer loans was mostly a result of changes made in the pricing structure of some consumer loan categories at BPPR.

The average yield on the Corporation's investment securities, also benefited from the higher interest rate scenario that prevailed during the third quarter of 1997, as compared with the same quarter of 1996.

On the liability side, $1.0 billion of the total increase in average interest bearing liabilities of the Corporation for the third quarter of 1997, compared with the same period of 1996, was attributed to the rise in medium and long-term debt followed by the increase in short-term borrowings of $522 million and the rise in interest bearing deposits of $461 million.

The increase in average medium and long-term debt was primarily attributed to rises in BPPR and the holding companies, both Popular, Inc. and Popular North America. Also, in February 1997, the Corporation issued $150 million in Capital Securities which qualified as Tier I capital for regulatory purposes. These securities mature on February 2027. Most of this debt was used to finance the growth and expansion of the Corporation.

Average short-term borrowings increased at BPPR by $1.6 billion, mostly due to the reduction in 936 deposits and arbitrage opportunities. This increase was partially offset by a decrease of $740 million in Popular Securities as a result of lower 936 borrowings.

Although most deposit categories showed increases, a decrease of $697 million in the average balance of 936 certificates of deposits caused the average balance of certificates of deposit to decline by $178 million. The decline in 936 certificates of deposits was partially offset by an increase in the average balance of other certificates of deposits of $519 million. Savings accounts increased $465 million, mainly at BPPR. The increase in average demand deposits was also principally achieved at BPPR. The acquisition of RCB brought $584 million in deposits at June 30, 1997, while the other operations acquired from September 30 1996, had $524 million in average deposits for the quarter ended September 30, 1997.

The increase of 30 basis points in the total cost of interest bearing liabilities, from 4.64% to 4.94% for the third quarter of 1997, was mostly due to the increases of 51 basis points and 31 basis points in the average cost of short-term borrowings and medium and long-term borrowings, respectively, due to both a change in the mix of borrowings mainly related to lower 936 borrowings, and to general market conditions. Also, the increase of three basis points in the average cost of interest bearing deposits for the quarter ended September 30, 1997, was principally attributed to the rise in the cost of certificates of deposit from 5.26% in the third quarter of 1996 to 5.47% for the same quarter in 1997. Traditionally 936 certificates of deposit had a cost below the U.S. or the Eurodollar market. During the third quarter of 1996 these deposits had an average cost of 4.52% and comprised 13.0% of the total average interest bearing deposits, compared with 4.96% and 4.6% in the third quarter of 1997. That reduction in the proportion of 936 deposits as well as the increase in its cost were determinant factors for the increase in the average cost of certificates of deposit. As a result of the above, the cost of funding earning assets increased from 3.91% for the third quarter of 1996 to 4.13% for the same quarter in 1997.

As can be seen in table B, the increase of 32 basis points in the yield on earning assets partially offset by an increase of 30 basis points in the cost of interest bearing liabilities resulted in a net interest yield, on a taxable equivalent basis, of 4.76% for the quarter ended September 30, 1997, up ten basis points from 4.66% for the same quarter last year. During the second quarter of 1997, the Corporation reported a net interest yield, on a taxable equivalent basis, of 4.91%. The decrease in the net interest yield from the second quarter was due to a higher level of arbitrage activities undertaken during the third quarter of 1997. Average earning assets grew by $1.6 billion since the second quarter of 1997.

For the nine-month periods ended September 30,1997 and 1996 the net interest income, on a taxable equivalent basis, reached $617.3 million and $539.2 million, respectively. The adjustment to convert net interest income per books to a taxable equivalent basis was $43.0 million for the first nine months of 1997 and $36.3 million for the same period in 1996. The net interest yield, on a taxable equivalent basis, reported for both periods, was 4.85% and 4.75% for 1997 and 1996, respectively.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses totaled $29.8 million for the third quarter of 1997, a rise of $7.4 million or 33.0% when compared with $22.4 million for the same quarter of 1996. For the second quarter of 1997 the provision was $25.4 million. For the nine-month period ended September 30, 1997, the provision for loan losses increased $13.6 million or 20.8%, from $65.4 million for the same period of 1996. The growth in the loan portfolio, and the increase in net charge-offs and non-performing assets experienced by the Corporation were responsible for the increase in the provision. Net charge-offs for the quarter ended September 30, 1997, reached $31.5 million or 1.14% of average loans, compared with $18.8 million or 0.80% reported for the same quarter in 1996, and $22.9 million or 0.90% for the quarter ended on June 30, 1997. Table C presents information for the quarter ended September 30, 1997 and the previous four quarters.

TABLE C


--------------------------------------------------------------------------------
Quarter                     Provision for           Net           Allowance for
Ended                        Loan Losses        Charge-Offs        Loan Losses
--------------------------------------------------------------------------------
                                               (In millions)

September 30, 1997          $    29.8          $     31.5         $    205
June 30, 1997                    25.4                22.9              207
March 31, 1997                   23.7                17.9              191
December 31, 1996                23.5                20.3              186
September 30, 1996               22.4                18.8              182

Consumer loans net charge-offs increased $6.5 million for the quarter ended September 30, 1997, compared with the same period of 1996, totaling $14.3 million or 1.90% of average consumer loans. For the third quarter last year, consumer loans net charge-offs represented 1.24% of its average portfolio. Most of the rise in credit losses in the consumer category was experienced in BPPR, that recorded $5.9 million over the amount recognized for the same quarter of the previous year, principally in personal loans and credit cards which increased $3.4 million and $2.4 million, respectively. Commercial loans net charge-offs rose $7.0 million, from $7.0 million in the third quarter of 1996 to $14.0 million this quarter.

Economic factors such as the increase in personal bankruptcies in the U.S. mainland and Puerto Rico and the implementation of the Corporation's more conservative charge-off policy at the acquired banks contributed to the higher level of net credit losses in the commercial and consumer loan portfolios. Loans acquired from RCB were responsible for $5.0 million in net charge-offs in this quarter due to the more conservative charge-off policy at BPPR. Lease financing and construction loans net charge-offs decreased $1.0 million when compared with the third quarter of 1996. Mortgage loans net charge-offs amounted to $0.7 million and $0.5 million for the third quarter of 1997 and 1996, respectively. The increase of $8.6 million in net charge-offs when compared with the second quarter of 1997, was also reflected in the commercial and consumer loan categories, which increased $5.1 million and $2.5 million, respectively, as a result of the same factors mentioned above.

For the nine-month period ended September 30, 1997, net charge-offs showed an increase of $20.5 million, reaching $72.3 million or 0.93% of average loans, from $51.8 million or 0.76% of average loans for the same period of 1996. Net credit losses related to the consumer and commercial loan portfolios showed increases of $13.7 million and $10.7 million, respectively. Conversely, lease financing and construction loans net charge-offs decreased $3.1 million and $1.1 million, respectively, when compared to prior year. The decrease in net charge-offs in the lease financing portfolio resulted from a higher level of recoveries, as a result of a more conservative charge-off policy implemented in 1996 by Popular Leasing. Mortgage loans net charge-offs amounted to $1.6 million and $1.4 million for the nine-month periods ended September 30, 1997 and 1996, respectively.

                                                                              22
TABLE D

Allowance for Loan Losses and Selected Loan Losses Statistics

                                                  Third Quarter               First Nine Months
(Dollars in thousands)                         1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------

Balance at beginning of period               $206,719       $178,330        185,574       $168,393
Allowance purchased                                              402         12,832            402
Provision for loan losses                      29,849         22,436         78,949         65,381
                                             -----------------------------------------------------
                                              236,568        201,168        277,355        234,176
                                             -----------------------------------------------------

Losses charged to the allowance:
  Commercial                                   17,726          8,814         41,368         27,214
  Construction                                    300            510            600          1,703
  Lease financing                               5,498          6,166         17,615         14,360
  Mortgage                                        848            549          1,854          1,605
  Consumer                                     18,141         11,159         45,759         31,340
                                             -----------------------------------------------------
                                               42,513         27,198        107,196         76,222
                                             -----------------------------------------------------

Recoveries:
 Commercial                                     3,767          1,798         11,139          7,702
 Construction                                      31            108            112            130
 Lease financing                                3,190          3,029         12,249          5,938
 Mortgage                                         171             37            277            230
 Consumer                                       3,863          3,430         11,141         10,418
                                             -----------------------------------------------------
                                               11,022          8,402         34,918         24,418
                                             -----------------------------------------------------
Net loans charged-off                          31,491         18,796         72,278         51,804
                                             -----------------------------------------------------

Balance at end of period                     $205,077       $182,372       $205,077       $182,372
                                             =====================================================


Ratios:
  Allowance for losses to loans                  1.83%          1.90%          1.83%          1.90%
  Allowance to non-performing assets            96.38         118.89          96.38         118.89
  Allowance to non-performing loans            102.15         124.71         102.15         124.71
  Non-performing assets to loans                 1.90           1.60           1.90           1.60
  Non-performing assets to total assets          1.07           0.92           1.07           0.92
  Net charge-offs to average loans               1.14           0.80           0.93           0.76
  Provision to net charge-offs                   0.95x          1.19x          1.09x          1.26x
  Net charge-offs earnings coverage              3.24           4.69           4.01           4.97


As shown in table D, at September 30, 1997, the allowance for loan losses reached $205 million, representing 1.83% of loans, as compared with $182 million or 1.90% at the same date in 1996, and $207 million or 1.89% at June 30, 1997. Management considers that the allowance for loan losses is adequate to absorb potential write-offs in the loan portfolio based on the methodology established for its evaluation, which includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews, current and anticipated economic conditions and loan impairment measurement.

The Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment based on experience. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. The Corporation had $121 million in loans considered impaired at September 30, 1997, of which $85 million had a related allowance for possible losses of

$19 million. As of the same date last year, loans considered impaired amounted to $89 million of which $54 million had a related allowance for loan losses of $15 million. Average impaired loans during the third quarter of 1997 and 1996 were $124 million and $89 million, respectively. The Corporation recognized interest income on impaired loans of $2.1 million and $1.1 million, respectively, for the quarters ended September 30, 1997 and 1996.



CREDIT QUALITY

As shown in table E, non-performing assets (NPA) as of September 30, 1997, amounted to $213 million or 1.90% of loans, compared with $153 million or 1.60% at the end of the third quarter of 1996. NPA were $211 million or 1.94% of loans at June 30, 1997. The allowance for loan losses as a percentage of NPA was 96.4% at September 30, 1997, compared with 118.9% at the same date last year. The reduction in the allowance coverage ratio is primarily attributed to the increase of $19.6 million in the level of non-performing assets at Equity One, a portfolio with minimal charge-offs given the nature of its collateral and the increase of $36 million in non-performing assets at BPPR, of which a large portion is secured.

TABLE E
--------------------------------------------------------------------------------


                                                   NPA            Allowance
                                                  as a %            as a %
Date                            NPA              of Loans           of NPA
--------------------------------------------------------------------------------
                        (Dollars in millions)

September 30, 1997      $       213                1.90%             96.4%
June 30, 1997                   211                1.94              97.9
March 31, 1997                  174                1.76             110.0
December 31, 1996               155                1.58             119.9
September 30, 1996              153                1.60             118.9

NPA consist of past-due loans on which no interest income is being accrued, renegotiated loans and other real estate. The Corporation reports NPA on a more conservative basis than most U.S. banks. The standard industry practice is to place non-performing commercial loans on non-accrual status when payments of principal or interest are delinquent 90 days. However, the Corporation's policy is to place commercial loans on non-accrual status when payments of principal or interest are delinquent 60 days. Lease financing, conventional mortgage and closed-end consumer loans are placed on non-accrual status when payments are delinquent 90 days. Closed-end consumer loans are charged-off against the allowance when delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well secured and in the process of collection. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but these consumer loans are not customarily placed on non-accrual status prior to being charged-off.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30, 1997, amounted to $165 million or 1.47% of loans, and the allowance for loan losses would be 124.5% of non-performing assets. At September 30, 1996 and June 30, 1997, adjusted non-performing assets were $114 million and $163 million, respectively, or 1.19% and 1.49% of loans.

Non-performing loans totaled $201 million as of September 30, 1997, compared with $146 million at the same date last year and $198 million as of June 30, 1997. Most of the increase from September 30, 1996, was reflected in non-performing commercial, including construction, mortgage and consumer loans which rose $30 million, $17 million and $8 million, respectively. The increase in non-performing commercial loans, including construction, was mainly attributable to the classification on non-accrual of a $9.8 million commercial income-producing real estate loan in the U.S. Virgin Island region of BPPR. Furthermore, the non-performing loans of the banks acquired after the third quarter of 1996, contributed to the increase in this category, driven by the implementation of the Corporation's conservative policy as explained above. In the non-performing mortgage loan category, Equity One reached $27.6 million at September 30, 1997, an increase of $13.3 million when compared with $14.3 million at the same date last year. Most of the rise relates to its continued loan growth coupled with an increased level of personal bankruptcies in the mainland. Bankruptcy filings in the U.S. during the 12-month period ended on June 30, 1997, increased 26% over the same period a year before. The non-performing consumer loans increased $6.5 million at BPPR. The other real estate category increased $7.5 million principally at Equity One. Non-performing lease financings decreased $0.2 million when compared with the amount reported at September 30, 1996.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of September 30, 1997, amounted to $16 million compared with $12 million at September 30, 1996, and $15 million at June 30, 1997.



OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $64.8 million for the three-month period ended September 30, 1997, compared with $46.7 million for the same quarter in 1996, an increase of $18.1 million or 38.8%. This rise in other income was driven by increases of $8.9 million in other operating income, $6.2 million in other services fees, and $3.0 million in service charges on deposit accounts. For the first nine-months, these revenues grew 18.1% to $174.4 million in 1997 from $147.7 million in 1996.

Service charges on deposit accounts totaled $24.4 million for the quarter ended September 30, 1997, compared with $21.4 million for the same quarter of 1996. This increase resulted from the growth in the activity of commercial accounts, particularly at BPPR, and a higher volume of deposits driven by the acquisition of RCB on June 30, 1997. In addition, the operations acquired in the U.S. from September 30, 1996, contributed approximately $0.8 million to these service charges for the quarter. For the nine-month period ended September 30, 1997, service charges on deposit accounts amounted to $68.4 million, or $4.5 million higher than $63.9 million reported for the same period in 1996.

Other service fees rose to $25.2 million for the third quarter of 1997, from $19.0 million for the same quarter in 1996. The increase in other service fees was principally attained at BPPR, whose credit card fees and discounts rose $1.6 million, as credit card net sales rose 34.7% and the number of credit card active accounts grew 20.5%. Also at BPPR, debit card fees rose $1.2 million as a result of the sustained growth in the volume of transactions at point-of-sale
(POS) terminals. The volume of transactions at POS terminals increased from a monthly average of 1.9 million in September 1996 to 2.9 million a year later. In addition, fees related to the sale and administration of investment products rose $1.4 million mainly as a result of the fees earned by the new retail division of Popular Securities which started operations at the end of the second quarter of 1997. For the first nine months of 1997, other service fees increased $16.4 million as compared to the same period in 1996, reaching $72.2 million.

Other operating income increased to $15.2 million from $6.3 million for the third quarter of 1996. The increase was mostly due to a pre-tax gain of $3.4 million resulting from the securitization and sale of $103 million of loans at Equity One. Also, there was a non-recurring income of $1.7 million as the Corporation recovered a portion of its investment in preferred stock of Citizens Bank of Jamaica previously written down. Moreover, there were higher gains realized on the sale of mortgage loans, which amounted to $1.8 million for the quarter ended September 30, 1997, compared with $0.5 million for the same period in 1996, and higher daily rental revenues realized by Popular Leasing. Other operating income for the nine-month period ended September 30, 1997, reached $33.8 million compared with $28.1 million for the same period last year.

For the third quarter of 1997, the Corporation recognized a net gain of $0.5 million on the sale of securities and a net trading account profit of $1.0 million compared with a net gain of $4.9 million and a loss of $0.2 million, respectively, for the same quarter last year.


TABLE F

OTHER OPERATING INCOME

                                                     Third Quarter
--------------------------------------------------------------------------------

                                            1997          1996          Change
--------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit
 accounts                                  $24,378       $21,390        $2,988

Other service fees:
  Credit card fees and discounts             7,449         5,795         1,654
  Credit life insurance fees                 2,419         2,056           363
  Debit card fees                            4,036         2,717         1,319
  Mortgage servicing fees, net of
    amortization                             2,443         1,974           469
  Trust fees                                 1,949         1,486           463
  Other fees                                 6,957         5,007         1,950
Other income                                15,201         6,279         8,922
                                           -------       -------       -------

Total                                      $64,832       $46,704       $18,128
                                           =======       =======       =======

OPERATING EXPENSES

Operating expenses for the third quarter of 1997 were $167.3 million compared with $135.4 million for the same quarter in 1996, an increase of $31.9 million or 23.5% principally reflecting higher personnel costs, business promotion and professional fees. For the first nine months of 1997, operating expenses rose to $461.5 million from $398.0 million for the same period in 1996.

Personnel costs totaled $79.5 million for the third quarter of 1997, increasing $11.4 million from $68.1 million for the same period of 1996. Salaries accounted for a significant portion of this increase rising $8.9 million or 19.1% reaching $55.6 million for the quarter ended September 30, 1997, compared with $46.7 million for the same period in 1996. This rise mostly resulted from an increment in the number of employees due to business expansion and acquisitions. Full time equivalent employees were 8,696 at September 30, 1997, up 759 from 7,937 as of the same date a year earlier. Profit sharing expense rose $0.4 million primarily due to the improvement in BPPR profitability ratios. Moreover, pension costs and other fringe benefits increased $2.2 million to $17.8 million for the third quarter of 1997, reflecting the impact of the increase in salaries and higher health insurance expenses. In addition, staff training and staff uniforms showed increases as a result of the Corporation efforts to maintain a well-trained work force and its emphasis on corporate image at all branches. The operations of Banco Popular, N.A. (California), Banco Popular, N.A. (Florida), National Bancorp, Capitol Bancorp, and ATH Costa Rica, acquired from September 30, 1996, accounted for $3.7 million in personnel costs for the quarter ended September 30, 1997. For the nine-month period ended September 30, 1997, personnel costs reached $225.5 million compared with $203.3 million for the nine-month period ended September 30, 1996.

Operating expenses, excluding personnel costs, increased $20.4 million, reaching $87.8 million for the third quarter of 1997, compared with $67.4 million for the same period in 1996. The increase in these operating expenses was reflected in most expense categories, mainly as a result of the Corporation's continued growth and expansion. Business promotion and professional fees grew a combined $6.3 million, reflecting expenditures for the development and promotion of new products and services, consulting and technical support, the institutional campaign launched in the continental U.S. to emphasize Banco Popular's presence and image as a Hispanic bank and the promotional efforts related to the new credit card program in the U.S. Other taxes increased $2.4 million due to the growth in the Corporation's business volume and the increase in the tax rate for personal property tax in the municipality of San Juan, Puerto Rico, where the Corporation's headquarters are located. Furthermore, as a result of the acquisitions made after the third quarter of 1996, the amortization of intangibles increased by $2.4 million, when comparing the third quarter of 1997, with the same quarter in 1996. Equipment expenses also increased $2.4 million mostly as a result of the costs related to the expansion of the electronic payment system and the network of automated teller machines (ATM) and POS terminals. During the three-month period ended September 30, 1997, POS terminals increased 1,729 bringing the current total to 15,296 terminals and the ATM network increased to 442 machines when compared with 367 at the same date last year. The operations acquired from September 30, 1996, accounted for $8.0 million in other operating expenses, excluding personnel costs, for the three-month period ended on September 30, 1997. For the first nine months of 1997, these operating expenses amounted to $236.1 million, or $41.4 million over the amount reported for the same period in 1996.

Income tax expense for the quarter ended September 30, 1997, decreased $1.0 million to $18.5 million, from $19.5 million recorded for the same quarter of 1996, in spite of a higher income before tax realized by the Corporation. The decrease is mostly the result of an increment in tax exempt income and agricultural tax credits taken in Puerto Rico by BPPR. The effective tax rate for the third quarter of 1997, decreased to 25.7% from 29.6% for the same period in 1996. For the nine-month periods ended September 30, 1997 and 1996, income tax expense amounted to $56.3 million and $54.8 million, respectively.

BALANCE SHEET COMMENTS

The Corporation's total assets at September 30, 1997, reached $19.9 billion, an increase of 18.7% when compared with $16.8 billion at September 30, 1996. BPPR accounted for most of the growth, reflecting an increase of $2.9 billion in assets, as result of a higher volume of investment securities, the acquisition of RCB on June, 30, 1997, and loan growth. Also, the operations acquired after September 30, 1996 in Florida and Illinois accounted for $563 million of the increase in total assets as of September 30, 1997. Total assets at June 30, 1997, were $19.1 billion. Average assets for the first nine months of 1997 were $18.0 billion compared with $16.1 billion for the same period in 1996, an increase of 11.5%. Average assets for the year ended December 31, 1996 were $16.3 billion.

Earning assets at September 30, 1997, increased to $18.6 billion compared with $15.7 billion at September 30, 1996, and $17.8 billion at June 30, 1997. Total loans amounted to $11.2 billion at September 30, 1997, compared with $9.6 billion a year ago and $10.9 billion at June 30, 1997. Most loan categories showed increases during this quarter. Commercial, including construction, and consumer loans continued reflecting a strong growth, increasing $918 million and $492 million, respectively, as compared with September 30, 1996. BPPR accounted for the largest growth in both portfolios, showing increases of $625 million in commercial loans and $346 million in consumer loans. The banks acquired after September 30, 1996 contributed $193 million to the increase in commercial loans. The commercial loan portfolio totaled $4.8 billion as of September 30, 1997, an increase of 24.1% from $3.8 billion as of the same date last year. Consumer loans increased 19.3%, from $2.6 billion at September 30, 1996, to $3.0 billion as of September 30, 1997. Mortgage loans rose to $2.8 billion, an increase of $136 million or 5.1% as compared with September 30, 1996. Most of the increase was attained at Equity One contributing $120 million to the rise in the mortgage loan portfolio. The lease financing portfolio rose $47 million or 9.1%, totaling $567 million as of September 30, 1997, compared with $520 million at September 30, 1996.

Money market investments decreased to $475 million at September 30, 1997, compared with $1.2 billion as of the same date in 1996, mainly due to the reduction in size of Popular Securities as a result of lower 936 funds. Investment securities as of September 30, 1997, totaled $6.7 billion compared with $4.5 billion as of September 30, 1996 and $5.7 billion at June 30, 1997. The increase was mostly experienced at BPPR, whose investment securities increased by $1.9 billion, as a result of arbitrage opportunities undertaken and the acquisition of RCB. The consolidated figures include $5.9 billion in investment securities available-for-sale as of September 30, 1997, and $2.8 billion as of September 30, 1996. At September 30, 1997, trading account securities totaled $225 million compared with $372 million as of the same date last year.

As a result of the acquisitions previously mentioned, intangible assets rose $93 million from $134 million as of September 30, 1996, to $227 million at the same date in 1997. The acquisition of RCB accounted for $64 million of intangibles, while National Bancorp, Inc. and CBC Bancorp, Ltd. had $40 million in intangible assets at September 30, 1997.

On the liability side, total deposits reached $11.2 billion at September 30, 1997, from $10.6 billion at September 30, 1996, an increase of $625 million, in spite of a reduction of $700 million in 936 deposits. Interest bearing deposits rose $414 million and non-interest bearing deposits increased $211 million. The acquisition of RCB on June 30, 1997, contributed $584 million in total deposits. National Bancorp, Inc. and CBC Bancorp, Ltd. had $142 million and $263 million, respectively, in total deposits as of September 30, 1997. Total deposits at June 30, 1997 were $11.4 billion.

Federal funds purchased and securities sold under agreements to repurchase, and other short-term borrowings increased $1.6 billion, from $3.6 billion at September 30,1996 to $5.2 billion as of September 30, 1997. BPPR accounted for most of the growth, as a result of the reduction in 936 deposits and arbitrage activities. Notes payable rose $574 million, particularly at Popular North America and Popular, Inc. Borrowed funds were used primarily to finance loan growth, business expansion and arbitrage activities. Moreover, on May 23, 1997, the Corporation and two of its subsidiaries, filed a shelf registration with the Securities and Exchange Commission, that allows them to issue medium-term notes, unsecured debt securities and preferred stock in an aggregate amount of up to $1 billion. These securities are guaranteed by the Corporation. As of September 30, 1997, the Corporation had issued $130 million in medium-term notes under this shelf registration.

During the first quarter of 1997, the Corporation issued $150 million in Capital Securities, at 8.327%, through BanPonce Trust I, a statutory business trust owned by Popular North America. The proceeds were upstreamed to Popular North America as junior subordinated debt under the same terms and conditions. The Capital Securities qualify as Tier I capital for regulatory purposes. Such Tier I treatment provides the Corporation with a more cost-effective means of obtaining capital for regulatory purposes.

The Corporation's stockholders' equity at September 30, 1997, amounted to $1.45 billion, compared with $1.22 billion at September 30, 1996. The increase is mainly due to the issuance of 2,462,272 common shares for the acquisitions of RCB on June 30, 1997, and National Bancorp on May 31, 1997 and earnings retention. Common stock issued provided $96 million in additional capital. Also, the Dividend Reinvestment Plan contributed $4.3 million in additional capital since September 30, 1996. The Board of Directors approved, on May 8, 1997, a stock repurchase program of up to 3 million shares of the outstanding common stock of the Corporation. Purchases of stock are made when market conditions so warrant. As of September 30, 1997, the Corporation had purchased 988,800 shares under this program with a total cost of $39.6 million. The Corporation's stockholders' equity at September 30, 1997 includes $19.8 million, net of deferred taxes, in unrealized holding gains on securities available-for-sale, compared with $6.0 million in unrealized losses on securities available-for-sale at September 30, 1996. Stockholders' equity at June 30, 1997 amounted to $1.42 billion.

On August 14, 1997, the Board of Directors of Popular, Inc. declared a cash dividend of $0.22 per common share payable on October 1, 1997, to shareholders of record as of September 12, 1997. This represents a 22.2% increase over the $0.18 per share paid in previous quarterly dividends.

The market value of the Corporation's common stock at September 30, 1997, increased 96.3% to $53.00 per share, compared with $27.00 at September 30, 1996 and 31.3% over $40.38 at June 30, 1997. The Corporation's total market capitalization at September 30, 1997, was $3.6 billion compared with $1.8 billion at September 30, 1996, and $2.8 billion at June 30, 1997. Book value per common share increased to $19.95 as of September 30, 1997, from $16.96 as of the same date last year. The market value of the Corporation's preferred stock at September 30, 1997, was $26.88 per share compared with $26.50 at September 30, 1996 and June 30, 1997.

Capital ratios continue well over regulatory requirements. The Corporation ended the third quarter of 1997 with Tier I, total capital and leverage ratios of 12.06%, 14.47% and 6.88%, respectively, as compared with 11.58%, 14.17% and
6.52%, at September 30, 1996.

Popular International Bank, Inc. (PIB) and Popular North America, Inc's (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular, N.A. (California), Banco Popular, N.A. (Florida) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $20 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note. As of September 30, 1997 the undistributed earnings of Banco Popular, FSB totaled $45 million.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 31, 1997, Popular, Inc. reorganized the structure of its operation in the State of Illinois by merging Capitol Bank of Westmont, Capitol Bank and Trust and Banco Popular Illinois with and into AmericanMidwest Bank & Trust. The resulting bank is operating under the name Banco Popular Illinois. Furthermore, the Corporation merged the holding companies of each of the Illinois banks. The result is a simplified corporate structure where Popular North America, Inc. through its wholly-owned subsidiary, National Bancorp, Inc., holds all the outstanding stock of Banco Popular Illinois.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibit No.              Description Exhibit                  Reference
     -----------              -------------------                  ---------

       19             Quarterly Report to shareholders for the     Exhibit "A"
                        period ended September 30, 1997

       27             Financial Data Schedule (for SEC use only)   Exhibit "B"


 b) Two reports on Form 8-K were filed for the quarter ended September 30, 1997:

    Dated:             July 1, 1997 and July 7, 1997

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





                                          POPULAR, INC.
                                          (Registrant)


Date: November 13, 1997              By:  /S/ Jorge A. Junquera
     --------------------                 -----------------------------
                                              Jorge A. Junquera
                                          Senior Executive Vice President


Date: November 13, 1997              By:  /S/ Amilcar L. Jordan
     --------------------                 --------------------
                                              Amilcar L. Jordan, Esq.
                                          Senior Vice President & Comptroller