Form 10-K
period 1997-12-31
POPULAR INC
filed 1998-03-25
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1997
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-13818

                                  POPULAR, INC.

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 ---------------------------------------------

As of February 27, 1998 the Corporation had 67,717,548 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $3,540,273,000 based upon the reported closing price of $52.28 on the NASDAQ National Market System on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated herein by reference in response to Item 1 of Part I.

         (2) Portions of the Corporation's Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I

Item 1   Business....................................................          3
Item 2   Properties..................................................         11
Item 3   Legal Proceedings...........................................         11
Item 4   Submission of Matters to a Vote of Security Holders.........         12

PART II

Item 5   Market for Registrant's Common Stock and Related
            Stockholder Matters......................................         12
Item 6   Selected Financial Data ....................................         13
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................         13
Item 7A  Quantitative and Qualitative Disclosures About Market Risk..         14
Item 8   Financial Statements and Supplementary Data  ...............         14
Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .....................         14

PART III

Item 10  Directors and Executive Officers of the Registrant .........         14
Item 11  Executive Compensation .....................................         14
Item 12  Security Ownership of Certain Beneficial Owners
            and Management ..........................................         14
Item 13  Certain Relationships and Related Transactions .............         14


PART IV

Item 14  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ....................................          15

                                     PART I
                                  POPULAR, INC.
ITEM 1 BUSINESS

     Popular, Inc. (formerly BanPonce Corporation) (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $19.3 billion, total deposits of $11.7 billion and stockholders' equity of $1.5 billion at December 31, 1997. Based on total assets at June 30, 1997, the Corporation was the 44th largest bank holding company in the United States. At the Corporation's annual meeting of shareholders held on April 25, 1997, the Corporation's shareholders approved a proposal made by the Board of Directors to change the name of BanPonce Corporation to Popular, Inc.

     The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated over 100 years ago in 1893 and is Puerto Rico's largest bank with total assets of $16.0 billion, deposits of $10.6 billion and stockholders' equity of $1.3 billion at December 31, 1997. The Bank, on a consolidated basis, accounted for 83% of the total consolidated assets of the Corporation at December 31, 1997. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 201 branches and 391 automated teller machines. The Bank also has the largest trust operation in Puerto Rico and is the largest servicer of mortgage loans for investors. In addition, it operates the largest Hispanic bank branch network in the mainland United States with 29 branches in New York and an agency in Chicago. As of December 31, 1997, these branches had a total of approximately $1.5 billion in deposits. The Bank also operates seven branches in the U.S. Virgin Islands and one branch in the British Virgin Islands. Banco Popular's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). On June 30, 1997, the Corporation completed the acquisition and merger of Roig Commercial Bank ("RCB") with and into Banco Popular. RCB operated 25 branches, mainly located in the eastern part of Puerto Rico, with assets of $791 million and deposits of $584 million as of June 30, 1997. Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's largest vehicle leasing and daily rental company, Popular Finance, Inc., (formerly Popular Consumer Services, Inc.), a small-loan and second mortgage company with 39 offices in Puerto Rico operating under the name of Popular Finance, and Popular Mortgage, Inc., a mortgage loan company with four offices in Puerto Rico operating under the name of Popular Home Mortgage (formerly Puerto Rico Home Mortgage).

     The Corporation has two other principal subsidiaries; Popular Securities Incorporated (formerly BP Capital Markets, Inc.), which engages in the business of securities broker-dealer in Puerto Rico, with brokerage, financial advisory, investment and security brokerage operations for institutional and retail customers and Popular International Bank, Inc. ("PIB"), which in turn owns all of the outstanding stock of Popular North America, Inc. (formerly BanPonce Financial Corp) ("PNA"); and ATH Costa Rica, which provides ATM switching and driving services in San Jose, Costa Rica.

     PIB is a wholly-owned subsidiary of the Corporation organized in 1992 under the laws of the Commonwealth of Puerto Rico and operating as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is principally engaged in providing managerial services to its subsidiaries.

     PNA, a wholly-owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware. PNA has five subsidiaries, all of which are wholly-owned: Banco Popular North America (formerly National Bancorp, Inc.), (BPNA), which is the holding company of Banco Popular, Illinois; Banco Popular, N.A. Florida ("Banco Popular (Florida)"), Banco Popular, N.A. (Texas) ("Banco Popular (Texas)"), Banco Popular, N.A. (California) ("Banco Popular (California)") and Banco Popular, FSB.

     As a result of the ownership of Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida) and Banco Popular (Texas), PIB, PNA and BPNA are registered bank holding companies under the BHC Act.

     On May 31, 1997, PNA acquired CBC Bancorp, Ltd. ("CBC") and National Bancorp, Inc. ("NBI"). CBC, an Illinois corporation, was the parent company of Capitol Bank and Trust and Capitol Bank of Westmont, with assets of $325.1 million and deposits of $266.2 million at May 31, 1997, operating three branches in Chicago and Westmont, Illinois through its banking subsidiaries. NBI, a Delaware corporation, was the parent company of AmericanMidwest Bank and Trust with assets of $188.8 million and deposits of $141.4 million at May 31, 1997, operating two branches in Chicago.

     On October 31, 1997, PNA reorganized the structure of its banking operation in the State of Illinois by merging Capitol Bank and Trust, Capitol Bank of Westmont and Banco Popular, Illinois (formerly Pioneer Bank and Trust Company) with and into AmericanMidwest Bank and Trust, whose legal name was changed to Banco Popular, Illinois. Furthermore, the Corporation merged the holding companies of those banks into NBI, whose legal name was changed to BPNA, resulting in a simplified corporate structure where PNA, through its wholly-owned subsidiary of BPNA, holds all the outstanding common stock of Banco Popular, Illinois. The deposits of Banco Popular, Illinois are insured by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 1997, the assets of Banco Popular, Illinois were $965.1 million, its deposits were $779.6 million, and its branch network consisted of 13 branches. In addition, Banco Popular, Illinois owns all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing in seven states, with total assets of $14 million as of December 31, 1997.

     On April 30, 1997, PNA acquired Seminole National Bank, a bank organized under the laws of the State of Florida with three branches in that State. In May 1997, Seminole National Bank changed its legal name to Banco Popular, N.A. Florida. As of December 31, 1997, the assets of Banco Popular (Florida) were $67.7 million and its deposits were $55.8 million operating six branches in Florida. The deposits of Banco Popular (Florida) are insured by the FDIC. Also, on December 1, 1997, PNA acquired all of the common stock of Houston BanCorporation, Inc., a corporation organized under the laws of the State of Texas. Houston BanCorporation, Inc. was the bank holding company of Citizens National Bank, which operated one location in Houston, Texas. In December 1997, Houston BanCorporation, Inc. was merged with and into PNA, and the legal name of Citizens National Bank was changed to Banco Popular, N.A. (Texas). As of December 31, 1997, the assets of Banco Popular (Texas) were $66.5 million and its deposits were $44.8 million with one branch operating in Houston, Texas. The deposits of Banco Popular (Texas) are also insured by the FDIC.

     Banco Popular (California), is a national bank operating six branches in California with total assets of $141.7 million and deposits of $104.6 million as of December 31, 1997. In December 1997, CombanCorp, the holding company of Banco Popular (California), was merged with and into PNA. The deposits of Banco Popular (California) are also insured by the FDIC.

     Banco Popular, FSB, is a federal savings bank which acquired from the Resolution Trust Corporation certain assets and all of the deposits of four New Jersey branches of the former Carteret Federal Savings Bank, a federal savings bank under Resolution Trust Corporation ("RTC") conservatorship. The deposits of Banco Popular, FSB are insured by the FDIC and it is subject to the supervision of the Office of Thrift Supervision. See "Certain Regulatory Matters".

     Banco Popular, FSB owns Equity One, Inc., a Delaware corporation ("Equity One"). Equity One is a diversified consumer finance company engaged in the business of making personal and mortgage loans and providing dealer financing through 117 offices in 30 states with total assets of $1.2 billion as of December 31, 1997. Equity One had initially been acquired by PNA on September 30, 1991, prior to which time PNA had no significant business operations.

     The Corporation's business is described on pages 1 through 26 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

     Each of the Corporation, PIB, PNA and BPNA are bank holding companies subject to the supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the BHC Act. As a bank holding company, the Corporation's, PIB's, PNA's and BPNA's activities and those of their banking and non-banking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and none of the Corporation, PIB, PNA or BPNA may directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, in the United States including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

     Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA Banco Popular is not permitted to operate a branch or agency, that is located outside of its "home state", except to the extent that a national bank with the same home state is permitted to do so as described under "Interstate Banking and Legislation" below. Puerto

Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.
In addition, some states have laws prohibiting or restricting foreign banks from acquiring banks located in such states and treat Puerto Rico's banks and bank holding companies as foreign banks for such purposes.

     Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of Banco Popular, Illinois, the FDIC and the Illinois Commissioner of Banks and Trust Companies, in the case of Banco Popular (California), Banco Popular (Florida) and Banco Popular (Texas) the Office of the Comptroller of the Currency (the "OCC") and in the case of Banco Popular, FSB, the Office of Thrift Supervision (the "OTS") and the FDIC. Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

FDICIA

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

     At December 31, 1997, Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB were each well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as the banking and savings association subsidiaries of the Corporation, PIB, PNA and BPNA, but they are not directly applicable to holding companies, such as the Corporation, PIB, PNA and BPNA which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

HOLDING COMPANY STRUCTURE

     Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are subject to restrictions under federal law that limit the transfer of funds between them and the Corporation, PIB, PNA, BPNA and the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) or Banco Popular, FSB, respectively, to the Corporation, PIB, PNA or BPNA as the case may be, or to any one non-banking subsidiary, are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

     Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB, PNA or BPNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are currently the only depository institutions of the Corporation, PIB, PNA and BPNA.

     Because the Corporation, PIB, PNA and BPNA are holding companies, their right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of subsidiary depository institutions) except to the extent that the Corporation, PIB, PNA or BPNA as the case may be, may itself be a creditor with recognized claims against the subsidiary.

     Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are all currently FDIC-insured depository institutions of the Corporation. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

DIVIDEND RESTRICTIONS

     The principal regular source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the

Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1997, Banco Popular could have declared a dividend of approximately $257.7 million without the approval of the Federal Reserve Board. Illinois law contains similar limitations on the amount of dividends that Banco Popular, Illinois can pay and the National Bank Act contains similar limitations, on the amount of dividends Banco Popular (California), Banco Popular (Florida) and Banco Popular (Texas) can pay. In addition, OTS regulations limit the amount of capital distributions (whether by dividend or otherwise) that any savings association may make without prior OTS approval, based upon the savings association's regulatory capital levels. These limitations are applicable to Banco Popular, FSB. Also, in connection with the acquisition by Banco Popular, FSB, from the RTC of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided Banco Popular, FSB and the Corporation interim financial assistance. The loan is secured with the issued and outstanding shares of common stock of Banco Popular, FSB. Pursuant to the terms of such financing, evidenced by a promissory note (which matures on January 20, 2000 but is prepayable any time before then), Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such promissory note) or make any distributions of its assets until payment in full of such promissory note.

     The payment of dividends by Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) or Banco Popular, FSB may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA".

     See "Puerto Rico Regulation" for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC INSURANCE ASSESSMENTS

     Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are subject to FDIC deposit insurance assessments.

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

     The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at a rate of between 0 cents and 27 cents per $100.00 of deposits. DIFA also provided for a special one-time assessment imposed on deposits insured by the SAIF to recapitalize the SAIF to bring the SAIF up to statutory required levels.

     DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first). As of December 31, 1997, the Corporation had a BIF deposit assessment base of approximately $11.0 billion and a SAIF deposit assessment base of approximately $226 million.

BROKERED DEPOSITS

     FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) or Banco Popular, FSB.

CAPITAL ADEQUACY

     Information about the capital composition of the Corporation as of December 31, 1997 and for the four previous years is presented in Table I "Capital Adequacy Data", on page F-17 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A") and is incorporated herein by reference.

     Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies and member banks, the minimum guidelines for the ratio of qualifying total capital ("Total capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill, and certain other intangible assets discussed below ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

     The Federal Reserve Board has adopted regulations that require most intangibles, including core deposit intangibles, to be deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to purchased mortgage servicing rights, purchased credit card relationships and include a "grandfather" provision permitting the continued inclusion of certain existing intangibles.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "leverage ratio") of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets less all intangibles.

     Banco Popular is subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. See Consolidated Financial Statements, Note 19 "Regulatory Capital Requirements" on page F-60 of the MD&A, for the capital ratios of the Corporation and of Banco Popular.

     Banco Popular, Illinois, Banco Popular (California), Banco Popular (Florida), Banco Popular (Texas) and Banco Popular, FSB are subject to similar capital requirements adopted by the FDIC, the OCC and the OTS, respectively. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "FDICIA".


Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state, generally without regard to whether the transaction is prohibited under state law. In addition, commencing June 1, 1997, national and state banks with different home states were permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States may permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

     Various other legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation, PIB, PNA and BPNA cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon their financial condition or results of operations.

Puerto Rico Regulation

General

     As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to the supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock. At the end of its most recent fiscal year, Banco Popular had a fund established in compliance with these requirements.

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

     Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, shall not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by actual collateral. Furthermore, if a bank is authorized to establish one or more bank branches in a State of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches of the reserve requirements of
Section 16. However, since Banco Popular is a member of the Federal Reserve System, it has been exempted from such requirements, with respect to deposits payable in Puerto Rico, pursuant to an order of the Board of Governors of the Federal Reserve System dated November 24, 1982. The reserve requirements of Section 16 apply to those deposits.

     Section 17 of the Banking Law permits Banco Popular to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the Bank. As of December 31, 1997, the legal lending limit for the Bank under this provision was approximately $106 million. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the Bank, plus its reserve fund. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

     Section 14 of the Banking Law authorizes Banco Popular to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing mortgage loans and operating a small loan company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc., Popular Mortgage, Inc. and Popular Finance Inc, respectively, all of which are organized and operate in Puerto Rico.

     The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties) is to be determined by free competition. The Finance Board also has authority to regulate the maximum finance charges on retail installment sales contracts, which are currently set at 21%, and for credit card purchases, which are currently set at 26%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

     On March 4, 1998, legislation was approved in the U.S. House of Representatives (the "Political Status Act"), proposing a mechanism to settle permanently the political relationship between Puerto Rico and the United States, either through full self-government (e.g. statehood or independence, including as an alternative, free association via a bilateral treaty) or continued Commonwealth status. Under the proposed legislation, failure to settle on full self-government after completion of the referenda process provided therein would result in retention of the current Commonwealth status. It is not possible at this time to predict when the Political Status Act will be voted on by the Senate of the U.S. and whether is will be subsequently enacted into law.

     A change in the political status of Puerto Rico could result in modifications to or elimination of the Puerto Rico laws providing favorable tax treatment for certain investment securities such as U.S. Treasury Notes, GNMAs, etc. It is not possible to predict to what extent any adverse effects of such a change in political status would be offset by possible beneficial economic changes resulting from a change in political status, nor the transition period which would be provided after completion of the referenda process if the Political Status Act becomes law.

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

     PIB must submit to the Office of the Commissioner a report of its condition and results of operation on a quarterly basis and its annual audited financial statement at the close of its fiscal year. Under the IBC Act, PIB may not deal with "domestic persons" as such term is defined in the IBC Act. Also, it may only engage in those activities authorized in the IBC Act, the regulations adopted thereunder and its license.

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

Employees

     At December 31, 1997, the Corporation employed 8,854 persons. None of its employees are represented by a collective bargaining group.

ITEM 2. PROPERTIES

     As of December 31, 1997, Banco Popular owned (and wholly or partially occupied) approximately 76 branch premises and other facilities throughout the Commonwealth and branch premises in New York. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 133 locations in Puerto Rico, 16 locations in New York and 7 locations in the U.S. Virgin Islands. The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

     Popular Center, the metropolitan area headquarters building, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 55% of the office space is leased to outside tenants.

     Cupey Center Complex, three buildings, one of three stories, and two of two stories each, located at Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel.

     Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted located at this facility, which is fully occupied by Banco Popular's personnel.

     San Juan building, a twelve story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 40% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented to outside tenants.

     Mortgage Loan Center, a six story building, a four story building, and a one story building, located at 153, 167 and 157 Ponce de Leon Avenue, Hato Rey, Puerto Rico, respectively, are fully occupied by the mortgage loans and mortgage servicing departments.

     New York building, a nine story structure with two underground levels located at 7 West 51st. Street, New York City, where approximately 92% of the office space is used for banking operations. The remaining space is rented or available for rent to outside tenants.

     Banco Popular, Illinois, a three story building located at 4000-4008 West North Avenue, Chicago, Illinois. A full service branch of Banco Popular, Illinois, the executive offices, the human resources division and the bank's operation department, are the main activities conducted at this facility.

     Banco Popular (Florida), a two story building located at 5551 Vanguard Street, Orlando, Florida. Credit cards operations, finance and accounting department and the bank's operation services are the main activities conducted at this facility.

     Banco Popular (Texas), a one story building located at 1615 Little York Road, Houston, Texas. A full service branch of Banco Popular (Texas) and the administrative offices are located at this facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1997 and the previous four years, as well as cash dividends declared is contained under Table J, "Common Stock Performance", on page F-18 and under the caption "Stockholders' Equity" on page F-16 in the MD&A, and is incorporated herein by reference.

     At the annual meeting of stockholders on April 25, 1997, the Corporation's shareholders approved amendments to the Corporation's Restated Articles of Incorporation to increase the total number of authorized shares of capital stock to 190,000,000. The authorized capital stock of the Corporation consists of 180,000,000 shares of Common Stock, par value of $6.00 per share, and 10,000,000 shares of Preferred Stock without par value.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

     As of February 27, 1998, the Corporation had 6,044 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $52.28 per share.

     The Corporation currently has outstanding $125 million subordinated notes due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured subordinated obligations which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

     On February 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware, that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, through certain underwriters, sold to institutional investors $150 million of its 8.327% Capital Securities Series
A. These capital securities qualify as Tier I capital and are fully and unconditionally guaranteed by the Corporation.

     On May 8, 1997, the Board of Directors of the Corporation approved a stock repurchase program which allows the Corporation to repurchase in the open market, at such times and prices as market condition shall warrant, up to three million shares of its outstanding common stock. As of December 31, 1997, the Corporation had purchased 988,800 shares under this program for a total cost of $39.6 million.

     On May 23, 1997, a shelf registration was filed with the Securities and Exchange Commission, allowing the Corporation to issue medium-term notes, unsecured debt securities and preferred stock in an aggregate amount of up to $1 billion. These securities are guaranteed by the Corporation. As of December 31, 1997, the Corporation had issued $230 million in medium-term notes under that shelf registration.

     The Puerto Rico Income Tax Act of 1954, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 10% withholding tax rate. If the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico the withholding tax is also 10%.

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

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in Table B, "Selected Financial Data" on pages F-4 and F-5 and the text under the caption "Earnings Analysis", on page F-7 in the MD & A, and is incorporated herein by reference.

     The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                               Year ended December 31,
                                                               -----------------------
Ratio of Earnings to Fixed Charges:

                                                  1997       1996       1995       1994       1993
                                                  ----       ----       ----       ----       ----
         Excluding Interest on Deposits            1.8        2.0        2.0        2.6        3.0
         Including Interest on Deposits            1.4        1.4        1.4        1.5        1.5

Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits            1.8        2.0        2.0        2.5        3.0
         Including Interest on Deposits            1.4        1.4        1.4        1.5        1.5

     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

     The Corporation's long-term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:

                                                         Year ended December 31,
                                                         -----------------------

     (In thousands)                       1997             1996           1995           1994           1993
                                          ----             ----           ----           ----           ----
Long-term obligations                  $1,678,696      $1,111,713       $885,428       $489,524       $283,855
Non-Cumulative preferred
 stock of the Corporation                 100,000         100,000        100,000        100,000          -0-
Cumulative perpetual
 preferred stock of
 Banco Popular                             -0-             -0-             -0-            -0-           11,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears on page F-2 through F-36 in the MD&A, and is incorporated herein by reference.

     Table L, "Maturity Distribution of Earning Assets", on page F-23 in the MD&A, has been prepared on the basis of contractual maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information regarding the market risk of the Corporation appears on pages F-19 through F-22 in the MD&A, under the caption "Market Risk" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages F-37 through F-84, and on page F-34 under the caption "Statistical Summary - Quarterly Financial Data", in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on or about March 18, 1998 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation Program", and under the caption "Popular, Inc. Performance Graphs" of the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Principal Stockholders" and under "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation" of the Proxy Statement, is incorporated herein by reference.

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

         (1) Financial Statements:

             Report of Independent Accountants ...................................................................   F-37
             Consolidated Statements of Condition as of December 31, 1997 and 1996 ...............................   F-38
             Consolidated Statements of Income for each of the years in the three-year period ended
                  December 31, 1997 ..............................................................................   F-39
             Consolidated Statements of Cash Flows for each of the years in the three-year period ended
                  December 31, 1997 ..............................................................................   F-40
             Consolidated Statements of Changes in Stockholders' Equity for each of the years in the
                  three-year period ended December 31, 1997 ......................................................   F-41
             Notes to Consolidated Financial Statements ..........................................................   F-42

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3) Exhibits

             The exhibits listed on the Exhibits Index on page 17 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K during the quarter ended December 31, 1997.

         Dated:  October 7, 1997

         Items reported:  Item 5 - Other Events

                          Item 7 - Financial Statements and Exhibits

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                POPULAR, INC.
                                                -------------
                                                (Registrant)



                                         By:  /s/ RICHARD L. CARRION
                                              -------------------------------
                                              Richard L. Carrion
                                              Chairman of the Board, President
                                              and Chief Executive Officer
Dated:      02-12-98                          (Principal Executive Officer)
      --------------
                                         By:  /S/JORGE A. JUNQUERA
                                              -------------------------------
                                              Jorge A. Junquera
                                              Senior Executive Vice President
Dated:      02-12-98                          (Principal Financial Officer)
      --------------

                                         By:  /s/AMILCAR L. JORDAN
                                              -------------------------------
                                              Amilcar L. Jordan
                                              Senior Vice President
Dated:      02-12-98                          (Principal Accounting Officer)
      --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/RICHARD L. CARRION           Chairman of the Board,
----------------------------    President and Chief
Richard L. Carrion              Executive Officer
                                                                        02-12-98
                                                                        --------
/S/ALFONSO F. BALLESTER         Vice Chairman of
----------------------------    the Board
Alfonso F. Ballester                                                    02-12-98
                                                                        --------

----------------------------    Vice Chairman of
Antonio Luis Ferre              the Board                               --------

/S/SALUSTIANO ALVAREZ MENDEZ
----------------------------
Salustiano Alvarez Mendez       Director                                02-12-98
                                                                        --------
/S/JUAN J. BERMUDEZ
----------------------------
Juan J. Bermudez                Director                                02-12-98
                                                                        --------
/S/FRANCISCO J. CARRERAS
----------------------------
Francisco J. Carreras           Director                                02-12-98
                                                                        --------
/S/DAVID H. CHAFEY, JR.
----------------------------
David H. Chafey, Jr.            Director                                02-12-98
                                                                        --------

/S/LUIS E. DUBON, JR.
----------------------------
Luis E. Dubon, Jr.              Director                                02-12-98
                                                                        --------
/S/HECTOR R. GONZALEZ
----------------------------
Hector R. Gonzalez              Director                                02-12-98
                                                                        --------

/S/JORGE A. JUNQUERA
----------------------------
Jorge A. Junquera               Director                                02-12-98
                                                                        --------

/S/MANUEL MORALES, JR.
----------------------------
Manuel Morales, Jr.             Director                                02-12-98
                                                                        --------

/S/ALBERTO M. PARACCHINI
----------------------------
Alberto M. Paracchini           Director                                02-12-98
                                                                        --------

/S/FRANCISCO M. REXACH, JR.
----------------------------
Francisco M. Rexach, Jr.        Director                                02-12-98
                                                                        --------

/S/J. ADALBERTO ROIG, JR.
----------------------------
J. Adalberto Roig, Jr.          Director                                02-12-98
                                                                        --------


--------------------------
Felix J. Serralles, Jr.         Director                                --------


/S/JULIO E. VIZCARRONDO, JR.
----------------------------
Julio E. Vizcarrondo, Jr.       Director                                02-12-98
                                                                        --------

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                                          FOOTNOTE
--------------------------------------------------------------------------------------------------------------

     3.1  Restated Articles of Incorporation and By-Laws of Popular, Inc.
     4.1  Form of certificate for common stock.                                           (1a)
     4.2  Certificates of Resolution of the Board of Directors of Popular, Inc.
          dated August 11, 1988 creating a series of Preferred Stock of the
          Corporation designated as Series A Participating Cumulative Preferred
          Stock Purchase rights and the designation and amount of such series, the voting power preferences, and relative, participating, optional, or other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof. Rights Agreement dated as of August 11, 1988 by and between Popular, Inc. and Chemical
          Bank (as successor to Manufacturers Hanover Trust Company) regarding the issuance of certain Rights to the Corporation's shareholders
          ("Rights Agreement").                                                           (2)
     4.3  Amendment to Rights Agreement dated as of December 11, 1990.                    (3)
     4.4  Indenture dated October 1, 1991, as supplemented by the First
          Supplemental Indenture thereto, dated February 28, 1995, each among
          Popular North America, Inc., Popular, Inc. and Guarantor, and
          Citibank, N.A., as Trustee, and as further supplemented by the Second
          Supplemental Indenture thereto, dated May 8, 1997, among Popular North
          America, Inc., Popular, Inc. and Guarantor, and The First National
          Bank of Chicago, as Trustee.                                                    (2a)
     4.5  Form of medium-term fixed rate note of Popular North America, Inc.
          guaranteed by Popular, Inc.                                                     (2b)
     4.6  Form of medium-term floating rate note of Popular North America, Inc.
          guaranteed by Popular, Inc.                                                     (2c)
     4.7  Form of Certificate of 8.35% non-cumulative monthly Income Preferred
          Stock, 1994 Series A (Liquidation Preference $25.00 per share).                 (4)
     4.8  Form S-3 filed in connection with the issuance of debt securities and preferred stock of Popular, Inc. and Popular International Bank, Inc.
          and Popular North America, Inc. guaranteed by Popular, Inc. in the
          aggregate amount of $1,000,000,000.                                             (5)
    4.8.1 Form S-3 filed in connection with the issuance of debt securities and preferred stock of Popular, Inc., and Popular International, Bank,
          Inc. and Popular North America, Inc. guaranteed by Popular, Inc. in
          the aggregate amount of $1,000,000,000.                                         (5a)
     4.9  Subordinated Indenture of Popular, Inc, dated November 30, 1995, between Popular, Inc. and the First National Bank of Chicago, as
          trustee, and related to 6 3/4% subordinated notes due December 15,
          2005 in the aggregate amount of $125,000,000.                                   (6)
     4.10 Form of Subordinated Note of Popular, Inc.                                      (7)
     4.11 Indenture dated February 15, 1995, as supplemented by the First
          Supplemental Indenture thereto, dated May 8, 1997, each among Popular,
          Inc. and the First National Bank of Chicago, as Trustee.                        (8)
     4.12 Form of medium-term fixed rate note of Popular, Inc.                            (9)
     4.13 Form of medium-term floating rate note of Popular, Inc                          (10)
     4.14 Form of Fixed Rate Medium-Term Note, Series 3 of Popular, Inc.                  (10a)
     4.15 Form of Floating Rate Medium-Term Note, Series 3, of Popular, Inc.              (10b)
     4.16 Form of Fixed Rate Medium-Term Note, Series D, of Popular North
          America, Inc., endorsed with the guarantee of Popular, Inc.                     (10c)
     4.17 Form of Floating Rate Medium-Term Note, Series D, of Popular North
          America, Inc., endorsed with the guarantee of Popular, Inc.                     (10d)
     10.2 Form 8-A Filing filed in connection with the Series A Participating
          Cumulative Preferred Stock Purchase Rights.                                     (11)
     10.8 Management Incentive Plan for certain Division Supervisors approved in
          January, 1987.                                                                  (12)
   10.8.1 Popular, Inc. Senior Executive Long-Term Incentive Plan dated
          October 6, 1994.                                                                (13)
    10.9  Stock Deferment Plan for outside directors effective on August 15, 1996.        (14)
    10.11 $85,785,000 Banco Popular de Puerto Rico 1992 Grantor Trust 1
          Mortgage Pass - Through Certificates, Class A, offering memorandum dated June 25, 1992. Underwriting Agreement by and between Merrill
          Lynch, Pierce, Fenner & Smith, Incorporated acting through its Puerto
          Rico branch office and Lehman Brothers Puerto Rico, Inc. and Banco
          Popular de Puerto Rico dated June 25, 1992; Insurance Agreement by and between Municipal Bond Investors Assurance Corporation as Insurer,
          Banco Popular de Puerto Rico as Settlor, Banco Popular de Puerto Rico
          as Servicer, Banco Central as Collateral Agent and Banco Central as
          Trustee dated June 25, 1992.                                                    (15)

  10.12.2 Revolving Credit and competitive advance facility and credit agreement by and between Popular, Inc. and Popular North America, Inc.
          and Chemical Bank, as agent bank, for borrowing up to the principal
          amount of $500,000,000 dated as of November 3, 1995.                            (16)
    10.13 Banco Popular de Puerto Rico Bank's Note Program up to the aggregate
          amount of $600,000,000 executed on September 24, 1996.                          (17)
    10.14 Popular North America, Inc., 6 3/4% Medium Term Notes, Series C, due
          August 9, 2001 in the aggregate principal amount of $75,000,000.                (18)
     12.0 Computation of Ratio of Earnings to Fixed Charges
     13.1 Registrants Annual Report to Shareholders for the year ended December
          31, 1997
     21.1 Schedule of Subsidiaries
     23.1 Consent of Independent Auditors
     27.0 Financial Data Schedule (for SEC use only)
     99.1 Registrant's Proxy Statement for the April 23, 1998 Annual Meeting of
          Stockholders

- - - - - - - - - - - - - - - - - - - - - - -

     (1a) Incorporated by reference to exhibit 4.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

     (2) Incorporated by reference to Exhibit 4.3 of Registration Statement No. 33-39028.

     (2a) Incorporated by reference to Exhibit 4 (f) of Registration Statement No. 333-26941.

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

     (5a) Incorporated by reference to Registration Statement No. 333-26941.

     (6) Incorporated by reference to Exhibit 4(e) on Form 8-K filed on December 13, 1995.

     (7) Incorporated by reference to Exhibit 4(p) on Form 8-K filed on December 13, 1995.

     (8) Incorporated by reference to Exhibit 4(d) of Registration Statement No. 333-26941.

     (9) Incorporated by reference to Exhibit 4(a) on Form 8-K filed on April 13, 1995.

     (10) Incorporated by reference to Exhibit 4(b) on Form 8-K filed on April 13, 1995.

     (10a) Incorporated by reference to Exhibit 4(1) of Form 8-K filed on June 11, 1997.

     (10b) Incorporated by reference to Exhibit 4(m) of Form 8-K filed on June 11, 1997.

     (10c) Incorporated by reference to Exhibit 4(n) of Form 8-K on June 11,
          1997.

     (10d) Incorporated by reference to Exhibit 4(o) of Form 8-K filed on June 11, 1997.

     (11) Incorporated by reference to Exhibit number 10.2 of Registration Statement No. 33-00497.

     (12) Incorporated by reference to Exhibit 10.13 of the 1991 Form 10-K.

     (13) Incorporated by reference to Exhibit 10.8.1 of the 1994 Form 10-K.

     (14) Incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K.

     (15) Incorporated by reference to Exhibit 10.14 of the 1992 Form 10-K.

     (16) Incorporated by reference to Exhibit 10.12.2 of the 1994 Form 10-K.

     (17) Incorporated by reference to Exhibit 10.13 of the 1996 Form 10-K.

     (18) Incorporated by reference to Exhibit 10.14 of the 1996 Form 10-K.

                                  POPULAR, INC.
                              INDEX FINANCIAL DATA




                                                                                                              Page


FINANCIAL REVIEW AND SUPPLEMENTARY INFORMATION
Management's Discussion and Analysis of Financial Condition and
 Results of Operations .....................................................................................  F-2

Statistical Summaries ......................................................................................  F-30

Glossary of Terms ..........................................................................................  F-35



FINANCIAL STATEMENTS

Report of Independent Accountants ..........................................................................  F-37

Consolidated Statements of Condition as of December 31, 1997 and 1996 ......................................  F-38

Consolidated Statements of Income for each of the years in the three-year period ended
 December 31, 1997 .........................................................................................  F-39

Consolidated Statements of Cash Flows for each of the years in the three-year period ended
 December 31, 1997 .........................................................................................  F-40

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1997 ............................................................................  F-41

Notes to Consolidated Financial Statements .................................................................  F-42

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       This financial discussion contains an analysis of the consolidated financial position and financial performance of Popular, Inc. (formerly BanPonce Corporation) and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. The Corporation is a bank holding company which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

          - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (BPPR), Banco Popular, N.A (California), Banco Popular, N.A. (Florida), Banco Popular, Illinois, Banco Popular, FSB and Banco Popular, N.A. (Texas)
          - Lease Financing - Popular Leasing and Rental, Inc. (Popular Leasing) and Popular Leasing, U.S.A.
          - Mortgage Banking/Consumer Finance - Popular Mortgage, Inc. (d/b/a Popular Home Mortgage), Equity One, Inc. (Equity One) and Popular Finance, Inc. (Popular Finance)
          -   Broker/Dealer - Popular Securities, Incorporated (Popular
              Securities)
          -   ATM Processing Services - ATH Costa Rica

OVERVIEW

       During 1997, the U.S. economy expanded at a strong pace which reduced the unemployment rate to cyclical lows, but inflation continued its extraordinary performance. Gross domestic product increased 3.8% in 1997, which is a rate of growth considered by many economists to be above the economy's long-term potential growth rate. The unemployment rate declined to 4.7% in December 1997, as the economy generated 3.2 million new jobs. Despite the strong performance of the economy, inflation as measured by the Consumer Price Index, rose 1.7%, the lowest rate since 1986, which was affected to a large extent by a sharp drop in oil prices that year. Prices at the wholesale level actually reflected deflation, as the Producer Price Index declined 1.2% during 1997.

       Due to the strength of the economy, particularly early in the year, the Federal Reserve increased the federal funds rate by 25 basis points in March 1997, with the objective of prolonging the economic expansion and restraining possible inflationary pressures. Despite continued strong economic growth during the remainder of the year, monetary policy was kept unchanged. It is possible that increasing levels of productivity in the American economy together with intense competition in many markets due to the increasing globalization of many industries, discouraged any further changes in monetary policy. The financial markets incorporated this "new" approach to monetary policy in the yield curve, by reducing sharply the general level of interest rates during the last three quarters of the year. The yield of Treasury obligations maturing in two and thirty years declined to 5.65% and 5.92%, respectively. This decline was intensified by the financial crisis in Asia, which introduced expectations of a world-wide slowdown in economic growth.

       The Corporation's performance for 1997 was highlighted by the investment in crucial strategic initiatives aimed at creating shareholder value and increase earnings as well as successfully integrating the acquired operations. In the annual stockholders meeting on April 25, 1997, the Corporation's shareholders approved the change of the Corporation's name to Popular, Inc. as a corporate strategy of marketing and identification of its subsidiaries. As part of this strategy, the banking subsidiaries changed their name to Banco Popular and an institutional campaign was launched in the continental U.S. emphasizing the Bank's strength and history as well as its strong Hispanic ties. Other non-banking subsidiaries previously known as Puerto Rico Home Mortgage, BP Capital Markets and Popular Consumer Services (d/b/a Best Finance) changed their names to Popular Home Mortgage, Popular Securities and Popular Finance, respectively.

       In an effort to continue providing banking services at customers' convenience, BPPR launched its innovative "PC Bank" in Puerto Rico. This new product, which is available 24 hours a day, allows customers to obtain balances of their deposit accounts, credit cards and loans through their personal computer from the privacy of their home or office. Likewise, clients are able to verify their most recent transactions, perform payments and transfers within the accounts and communicate with the bank through electronic mail.

       During the second quarter of 1997, the Corporation acquired Seminole National Bank in Sanford, Florida. Seminole National Bank operated three branches in Sanford and Orlando. In Illinois, the Corporation acquired National Bancorp, Inc. and CBC Bancorp, Ltd. National Bancorp, Inc. was the holding company of American Midwest Bank and Trust, which operated two branches in Chicago, while CBC Bancorp had two banking subsidiaries, Capitol Bank & Trust and Capitol Bank of Westmont which operated three branches. Those three banking operations were subsequently consolidated with Banco Popular, Illinois. Moreover, in Puerto Rico, the Corporation completed the acquisition of Roig Commercial Bank (RCB) on June 30, 1997, with its branch

TABLE A
Components of Net Income as a Percentage of Average Total Assets

                                                                                            For the Year
------------------------------------------------------------------------------------------------------------------------------
                                                                    1997          1996         1995          1994         1993
                                                               ---------------------------------------------------------------
Net interest income ......................................           4.26%        4.18%        4.14%         4.38%        4.61%
Provision for loan losses ................................          (0.60)       (0.54)       (0.46)        (0.44)       (0.68)
Securities and trading gains .............................           0.03         0.02         0.05                       0.01
Other income..............................................           1.31         1.24         1.18          1.15         1.16

                                                               ---------------------------------------------------------------

                                                                     5.00         4.90         4.91          5.09         5.10
Operating expenses........................................          (3.46)       (3.33)       (3.45)        (3.66)       (3.86)
                                                               ---------------------------------------------------------------
Net income before tax, dividends on preferred stock
  of BPPR and cumulative effect of accounting changes ....           1.54         1.57         1.46          1.43         1.24
Provision for income tax..................................          (0.40)       (0.43)       (0.42)        (0.41)       (0.26)

                                                               ---------------------------------------------------------------
Net income before dividends on preferred stock of
  BPPR and cumulative effect of
  accounting changes......................................           1.14         1.14         1.04          1.02         0.98
Dividends on preferred stock of BPPR......................                                                               (0.01)
Cumulative effect of accounting changes...................                                                                0.05

                                                               ---------------------------------------------------------------


Net income................................................           1.14%        1.14%        1.04%         1.02%        1.02%
                                                               ===============================================================
------------------------------------------------------------------------------------------------------------------------------



network of 25 branches mostly located in the eastern part of the island. In September, BPPR completed the integration of RCB branches and products. Eight branches were consolidated into existing BPPR branches and the remaining 17 are strengthening BPPR's retail network, particularly in the eastern end of the island, and are providing additional services and convenience to our customers.

       Also, during the second quarter, ATH Costa Rica began operations. It is the first automated teller machine (ATM) network in that country. ATH Costa Rica and three banking institutions in Costa Rica joined and currently operate 18 ATMs providing their customers with access to ATMs in Puerto Rico and the United States, and vice-versa.

       To enhance the Corporation's ability to secure financing in the U.S. money and capital markets a shelf registration was filed with the Securities and Exchange Commission. Under this registration, which became effective on May 22, 1997, the Corporation may issue unsecured debt securities or shares of preferred stock in an aggregate amount of up to $1 billion. As of December 31, 1997, the Corporation had issued $230 million in medium-term notes under this shelf registration.

       On December 1, 1997, the Corporation acquired Houston Bancorporation, the holding company of Citizens National Bank which operated one branch in Houston, Texas. This acquisition emphasizes the Corporation's objective to create a wide customer base in markets with a sizable Hispanic population in order to build a nationwide network and brand that will provide more convenience to its customers and growth opportunities for the Corporation.

       During 1997, other established operations of the Corporation continued expanding as Banco Popular, N.A. (Florida) opened three new branches during its first year, for a total of six branches in that state. As of December 31, 1997, in addition to the six branches in Florida, the Corporation operated 29 bank branches in New York, 13 in Illinois, eight in New Jersey, six in California and one in Texas, for a total of 63 branches in the continental U.S. In Puerto Rico and the Virgin Islands, BPPR opened five full-service branches and six in-store branches during this year, for a total of 209 branches, while Equity One opened 15 new offices in the mainland for a total of 117 offices in 30 states.

       BPPR continued to accomplish a significant progress towards its electronic initiatives as the number of POS transactions rose 51.3% from 3.2 million in December 1996 to 4.9 million in December 1997, while 4,929 POS terminals were installed during the year.

TABLE B
Selected Financial Data


                                                                -----------------------------------------
(Dollars in thousands, except per share data)                       1997           1996           1995
                                                                -----------------------------------------
CONDENSED INCOME STATEMENTS
  Interest income ...........................................   $ 1,491,303    $ 1,272,853    $ 1,105,807
  Interest expense ..........................................       707,348        591,540        521,624
                                                                -----------------------------------------
     Net interest income ....................................       783,955        681,313        584,183
  Securities and trading gains ..............................         6,202          3,202          7,153
  Operating income ..........................................       241,396        202,270        166,185
  Operating expenses ........................................       636,920        541,919        486,833
  Provision for loan losses .................................       110,607         88,839         64,558
  Income tax ................................................        74,461         70,877         59,769
  Dividends on preferred stock of BPPR ......................
  Cumulative effect of accounting changes ...................
                                                                -----------------------------------------
     Net income .............................................   $   209,565    $   185,150    $   146,361
                                                                =========================================
     Net income applicable to common stock ..................   $   201,215    $   176,800    $   138,011
                                                                =========================================
PER COMMON SHARE DATA*
  Net income ................................................   $      3.00    $      2.68    $      2.10
  Dividends declared ........................................          0.80           0.69           0.58
  Book value ................................................         20.73          17.59          15.81
  Market price ..............................................         49.50          33.75          19.38
  Outstanding shares:
      Average ...............................................    67,018,482     66,022,312     65,816,300
      End of period .........................................    67,682,704     66,088,506     65,897,272

AVERAGE BALANCES
  Net loans .................................................   $10,548,207    $ 9,210,964    $ 8,217,834
  Earning assets ............................................    17,409,634     15,306,311     13,244,170
  Total assets ..............................................    18,419,144     16,301,082     14,118,183
  Deposits ..................................................    10,991,557     10,461,796      9,582,151
  Subordinated notes ........................................       125,000        147,951         56,850
  Total stockholders' equity ................................     1,370,984      1,194,511      1,070,482
PERIOD END BALANCES
  Net loans .................................................   $11,376,607    $ 9,779,028    $ 8,677,484
  Allowance for loan losses .................................       211,651        185,574        168,393
  Earning assets ............................................    18,060,998     15,484,454     14,668,195
  Total assets ..............................................    19,300,507     16,764,103     15,675,451
  Deposits ..................................................    11,749,586     10,763,275      9,876,662
  Subordinated notes ........................................       125,000        125,000        175,000
  Preferred beneficial interests in Popular North America's
    junior subordinated deferrable interest debentures
    guaranteed by the Corporation ...........................       150,000
  Total stockholders' equity ................................     1,503,092      1,262,532      1,141,697

SELECTED RATIOS
 Net interest yield (taxable equivalent basis) ..............          4.84%          4.77%          4.74%
 Return on average total assets .............................          1.14           1.14           1.04
 Return on average common stockholders' equity ..............         15.83          16.15          14.22
 Dividend payout ratio to common stockholders ...............         25.19          24.63          26.21
 Efficiency ratio ...........................................         62.12          61.33          64.88
 Overhead ratio .............................................         49.66          49.38          53.66
 Tier I capital to risk-adjusted assets .....................         12.17          11.63          11.91
 Total capital to risk-adjusted assets ......................         14.56          14.18          14.65



* Per share data is based on the average number of shares outstanding during the periods, except for the book value which is based on total shares at the end of the periods. All per share data has been adjusted to reflect two stock splits effected in the form of a dividend on July 1, 1996 and on April 3, 1989.

                                        Year ended December 31,
-----------------------------------------------------------------------------------------------------
     1994           1993         1992           1991           1990            1989           1988
-----------------------------------------------------------------------------------------------------

$   887,141   $   772,136    $   740,354    $   794,943    $   565,807     $   558,273    $   488,200
    351,633       280,008        300,135        387,134        281,561         302,747        261,316
-----------------------------------------------------------------------------------------------------
    535,508       492,128        440,219        407,809        284,246         255,526        226,884
        451         1,418            625         19,376             91           2,529            689
    140,852       123,762        123,879        112,398         70,865          59,550         53,025
    447,846       412,276        366,945        345,738        229,563         207,376        190,862
     53,788        72,892         97,633        121,681         53,033          42,603         34,750
     50,043        28,151         14,259          6,793          9,240          11,456          7,844
        385           770            770            807
                    6,185
-----------------------------------------------------------------------------------------------------
$   124,749   $   109,404    $    85,116    $    64,564    $    63,366     $    56,170    $    47,142
=====================================================================================================
$   120,504   $   109,404    $    85,116    $    64,564    $    63,366     $    56,170    $    47,142
=====================================================================================================

$      1.84   $      1.67    $      1.40    $      1.07    $      1.57     $      1.40    $      1.18
       0.50          0.45           0.40           0.40           0.40            0.40           0.34
      13.74         12.75          11.52          10.50           9.83            9.38           8.38
      14.07         15.50          15.13           9.63           8.00           10.75           8.88

 65,596,486    65,402,472     60,922,988     60,071,202     40,233,940      40,028,026     40,000,000
 65,676,256    65,464,846     65,309,728     60,187,704     59,884,812      40,074,792     40,000,000


$ 7,107,746   $ 5,700,069    $ 5,150,328    $ 5,302,189    $ 3,377,463     $ 3,132,167    $ 2,869,829
 11,389,680     9,894,662      8,779,981      8,199,195      5,461,938       5,318,800      5,182,535
 12,225,530    10,683,753      9,528,518      8,944,357      5,836,749       5,676,981      5,523,823
  8,837,226     8,124,885      7,641,123      7,198,187      5,039,422       4,782,791      4,571,456
     56,082        73,967         85,585         94,000         50,000          38,082            119
    924,869       793,001        668,990        610,641        407,611         353,844        317,001

$ 7,781,329   $ 6,346,922    $ 5,252,053    $ 5,195,557    $ 5,365,917     $ 3,276,389    $ 3,056,761
    153,798       133,437        110,714         94,199         89,335          40,896         33,244
 11,843,806    10,657,994      9,236,024      8,032,556      8,219,279       5,469,921      5,221,873
 12,778,358    11,513,368     10,002,327      8,780,282      8,983,624       5,923,261      5,661,398
  9,012,435     8,522,658      8,038,711      7,207,118      7,422,711       4,926,304      4,715,837
     50,000        62,000         74,000         94,000         94,000          50,000



  1,002,423       834,195        752,119        631,818        588,884         375,807        334,867


       5.06%         5.50%          6.11%          5.97%          6.30%           5.57%          5.10%
       1.02          1.02           0.89           0.72           1.09            0.99           0.85
      13.80         13.80          12.72          10.57          15.55           15.87          14.87
      27.20         25.39          28.33          34.13          25.33           28.14          28.00
      66.21         66.94          65.05          66.46          64.65           65.82          68.19
      57.24         58.34          55.07          52.47          55.80           56.86          60.45
      12.85         12.29          12.88          11.01          10.10            9.47           9.19
      14.25         13.95          14.85          13.35          12.74           11.76          10.10

TABLE C
Changes in Net Income and Earnings per Common Share


                                                               1997                     1996                      1995
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per common share amounts)         DOLLARS    PER SHARE     Dollars     Per share     Dollars     Per share
                                                      --------------------------------------------------------------------------
Net income applicable to common stock
  for prior year...................................   $176,800       $2.68      $138,011       $2.10     $120,504       $1.84
Increase (decrease) from changes in:
  Net interest income..............................    102,642        1.55        97,130        1.48       48,675        0.74
  Other operating income...........................     39,126        0.59        36,085        0.55       25,333        0.38
  Trading account profit...........................      3,826        0.06        (1,677)      (0.03)       1,558        0.02
  Gain on sale of investment securities............       (826)      (0.01)       (2,274)      (0.03)       5,144        0.08
  Dividends on preferred stock of BPPR.............                                                           385        0.01
  Income tax.......................................     (3,584)      (0.05)      (11,108)      (0.17)      (9,726)      (0.15)
  Provision for loan losses........................    (21,768)      (0.33)      (24,281)      (0.37)     (10,770)      (0.16)
  Operating expenses...............................    (95,001)      (1.44)      (55,086)      (0.84)     (38,987)      (0.59)
                                                      --------------------------------------------------------------------------

  Subtotal.........................................    201,215        3.05       176,800        2.69      142,116        2.17
  Dividends declared on preferred stock............                                                        (4,105)      (0.06)
  Change in average common shares* ................                  (0.05)                    (0.01)                   (0.01)
                                                      --------------------------------------------------------------------------
Net income applicable to common stock .............   $201,215       $3.00      $176,800       $2.68     $138,011       $2.10
                                                      ==========================================================================

* Reflects the effect of the issuance of shares of common stock for the acquisitions completed in 1997, net of the shares repurchased during 1997, plus the shares issued through the Dividend Reinvestment Plan in the years presented. The average common shares outstanding for the years presented above were 67,018,482 for 1997, 66,022,312 for 1996 and 65,816,300 for 1995,
  after restating for the stock split effected in the form of a dividend of one share for each share outstanding on July 1, 1996.


       Besides investing in strategic initiatives, the Corporation's net income was $209.6 million for 1997, showing a $24.4 million increase or 13.2% over the $185.2 million reported in 1996. Earnings per common share (EPS) for the year ended 1997 were $3.00, or 11.9% higher than the $2.68 reported for 1996. The Corporation's profitability ratios for 1997 represented returns of 1.14% on assets (ROA) and 15.83% on common stockholders' equity (ROE), compared with an ROA and ROE of 1.14% and 16.15%, respectively in 1996. Table A presents a five-year summary of the components of net income as a percentage of average assets.

       The earnings performance reflected an increase in net interest income of $102.6 million due to the growth of $2.1 billion in the average volume of earning assets, driven by a $1.3 billion increase in average loans, as well as a higher fully taxable equivalent net interest margin of 4.84%, up from 4.77% in 1996. Significant growth was also experienced in several other operating income categories such as service charges on deposit accounts which grew $8.3 million, other service fees which increased $21.6 million, trading account profit which grew $3.8 million and other operating income which increased $9.3 million. These factors served to offset the impact of increases of $21.8 million in the provision for loan losses and $95.0 million in operating expenses.

       The provision for loans losses rose $21.8 million from $88.8 million in 1996 to $110.6 million in 1997 as a result of the growth in the loan portfolio, and higher delinquency and net charge-offs. Net charge-offs rose from $72.1 million or 0.78% of average loans in 1996 to $97.8 million or 0.93% of average loans in 1997, particularly in the consumer and commercial loan portfolios. This increase is due to the recent deterioration in the credit conditions highlighted by the rise in personal bankruptcies. In Puerto Rico, the number of personal bankruptcies filed during 1997 amounted to 15,636 for a 44.9% increase over the 10,792 filed in 1996.

       Operating expenses totaled $636.9 million in 1997, as compared with $541.9 million in 1996, reflecting rises of $33.6 million in personnel expenses, $9.3 million in equipment expenses, $7.3 million in business promotion and $9.9 million in other operating expenses. The increase in operating expenses was attributed to increased staffing resulting from acquisitions and strategic initiatives, growth of the Corporation's business activities, increased spending on projects to enhance revenue growth as well as optimizing product delivery channels. In addition, operating expenses for 1997 include some costs pertaining to the Year 2000. The Corporation has approached this project creating a company-wide task force and establishing a formal plan, closely monitored by its Senior Management.

       Total assets at December 31, 1997, amounted to $19.3 billion, including $18.1 billion of interest earning assets of which $11.4 billion were loans. These amounts compare with $16.8 billion, $15.5 billion and $9.8 billion, respectively, a year earlier. Also, reflecting the Corporation's emphasis on building diverse and stable sources of funding to strengthen its operations and sustain future growth, total deposits increased to $11.7 billion from $10.8 billion a year ago. Borrowings rose $1.1 billion, from $4.4 billion in 1996, partially as a result of the repeal of Section 936 of the U.S. Internal Revenue Code, during the third quarter of 1996. Section 936 provided certain U.S. corporations operating on the Island with a tax credit against its federal tax liability on income derived from business operations and investment activity in Puerto Rico. The bill approved repealed the Qualified Possession Source Investment Income (QPSII) credit effective July 1, 1996, for taxable years beginning after December 31, 1995, while the income and the wage credits will be phased out in 10 years. As expected, the repeal of this section caused a reduction in the volume of funds from former 936 corporations from $2.1 billion in 1996 to $1.8 billion in 1997.

       The Corporation's stockholders' equity reached $1.50 billion at December 31, 1997, compared with $1.26 billion at December 31, 1996. A total of 2,462,272 shares were issued during 1997, in connection with the acquisitions of National Bancorp, Inc. and RCB. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to 3 million shares of the outstanding common stock of the Corporation. As of December 31, 1997, the Corporation had purchased 988,800 shares under this program at a total cost of $39.6 million.

       The Corporation's regulatory capital ratios continued to exceed the well-capitalized guidelines with a Tier I ratio of 12.17%, a total capital ratio of 14.56% and a leverage ratio of 6.86% at December 31, 1997, compared with 11.63%, 14.18% and 6.71%, respectively, a year earlier. On February 5, 1997, the Corporation sold to institutional investors $150 million of capital securities. BanPonce Trust I, a statutory business trust owned by Popular North America, Inc., issued $150 million of Capital Securities Series A at a rate of 8.327%, fully guaranteed by Popular North America, Inc. and Popular, Inc. The proceeds were upstreamed to Popular North America, Inc. as junior subordinated debt under the same terms and conditions. Cumulative preferred securities having the characteristics of the Series A Capital Securities, as defined by the Federal Reserve, qualify as Tier I capital for bank holding companies. Such Tier I capital treatment provides the Corporation with a cost-effective mean of obtaining capital for regulatory purposes.

       The Corporation's common stock appreciated 46.7% during 1997, to a market price of $49.50 at December 31, 1997, from $33.75 at the same date in 1996. The total return on the common stock of Popular, Inc., including price appreciation and dividends, was 50.3% for 1997.

       Further discussion of operating results and the Corporation's financial condition is presented in the following narrative and tables. In addition, Table B provides selected financial data for the last 10 years.

EARNINGS ANALYSIS

NET INTEREST INCOME

       The principal source of earnings of the Corporation, represents the excess of the interest earned on earning assets over the interest paid on rate-related liabilities. As further discussed in the Risk Management section, the Corporation constantly monitors the composition and repricing of its assets and liabilities to maintain its net interest income at adequate levels and to avoid undertaking highly sensitive positions that could affect its earnings capacity in a volatile interest rate environment.

       Net interest income reached $784.0 million for the year ended December 31, 1997, $102.7 million higher than the $681.3 million reported for the same period in 1996. In 1995, net interest income was $584.2 million.

       To enhance the comparability of assets with different tax attributes, the interest income on tax exempt assets has been adjusted by an amount equal to the net income taxes which would have been paid had the income been fully taxable. This tax-equivalent adjustment is derived using the applicable statutory tax rates and resulted in an amount of $58.9 million in 1997, $48.1 million in 1996 and $44.0 million in 1995.

       For the year ended December 31, 1997, net interest income, on a taxable equivalent basis, was $842.9 million or 15.6% higher than the $729.4 million reported in 1996. This figure amounted to $628.2 million in 1995. The increase was mostly related to a higher volume in earning assets, partially offset by a higher volume of interest bearing liabilities, accounting for $101.5 million of the increase, while a higher net interest margin on a taxable equivalent basis, was responsible for the remaining $12.0 million.

TABLE D
Net Interest Income - Taxable Equivalent Basis



                                                                  Year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)          1997                  1996                   1995                 1994                   1993
                        -----------------------------------------------------------------------------------------------------------
                              AVERAGE                Average                Average              Average               Average
                        BALANCE     RATE       Balance     Rate       Balance     Rate      Balance      Rate     Balance    Rate
                      -------------------------------------------------------------------------------------------------------------
Earning assets....... $17,409,634   8.90%    $15,306,311   8.63%    $13,244,170  8.68%    $11,389,680   8.15%    $9,894,662   8.33%
                      =============================================================================================================
Financed by:
  Interest
    bearing funds ... $14,572,317   4.85%    $12,778,488   4.63%    $10,991,569  4.75%    $ 9,330,837   3.77%    $8,097,004   3.46%
  Non-interest
    bearing funds ...   2,837,317              2,527,823              2,252,601             2,058,843             1,797,658
                      -------------------------------------------------------------------------------------------------------------
      Total.......... $17,409,634   4.06%    $15,306,311   3.86%    $13,244,170  3.94%    $11,389,680   3.09%    $9,894,662   2.83%
                      =============================================================================================================
Net interest income.. $   842,938            $   729,438            $   628,233           $   576,575            $  544,471
                      =============================================================================================================
Spread  .............               4.05%                  4.00%                 3.93%                  4.38%                 4.87%
Net interest yield...               4.84                   4.77                  4.74                   5.06                  5.50

Note: See five-year statistical summary on page F-32 and F-33 for a more detailed information on the components of net interest income.


       Table D presents a comparative analysis of the net interest income and rates, on a taxable equivalent basis, for the past five years and Table E presents an analysis of the major categories of earning assets and rate-related liabilities and their impact on the net interest income variances due to changes in volumes and rates for the last two years.

       Average earning assets increased to $17.4 billion compared with $15.3 billion in 1996 and $13.2 billion in 1995. The principal contributor to the increase in average earning assets was the rise of $1.3 billion in average loans followed by an increase of $1.1 billion in investment securities that was partially offset by a lower balance of both money market investments and trading account securities.

       Average loans reached $10.5 billion, compared with $9.2 billion reported in 1996, a 14.5% increase. Average loans is the largest asset category of the Corporation accounting for 60.6% of its total average earning assets in 1997 and 60.2% in 1996. As Table E shows, the additional loan volume was the main contributor to the rise in interest income of the Corporation in 1997. Aside from the growth in average loans at BPPR and Equity One due to the expansion of their operations, the rise in average loans relates to the acquisitions made during 1997, primarily RCB which contributed $358 million in loans at June 30, 1997, CBC Bancorp, Ltd and National Bancorp, which contributed $194 million and $68 million, respectively, at May 31, 1997.

       The increase in average loans was mainly attained in commercial and consumer loans, which increased $740 million and $397 million, respectively, primarily due to the business expansion and the aforementioned acquisitions. Average mortgage loans rose $151 million mainly in the United States and the leasing portfolio increased by $49 million.

       The average yield on loans, on a taxable equivalent basis, for the year ended December 31, 1997, was 10.31% compared with 10.11% in 1996 and 9.98% in 1995. The principal contributor to the rise in the yield on loans was the commercial loan portfolio, which increased by 28 basis points, reaching an average yield of 9.26% compared with 8.98% in 1996. The higher interest rate scenario that prevailed during 1997 compared with 1996, and the fact that some loans that were previously priced using a 936 market rate as a factor, have changed their pricing to a higher rate in accordance with the conventional funds market, were the predominant factors for the improvement in this yield.

       The yield on consumer loans for 1997 also improved to 13.07%, 22 basis points higher than the 12.85% reported for 1996, mostly due to changes made in the pricing structure of some consumer loan products at BPPR. The yield on mortgage loans, on a taxable equivalent basis, for the year ended December
31, 1997, was 8.54% compared with 8.51% for 1996.

       Investment securities averaged $5.9 billion in 1997, compared with $4.8 billion in 1996. This rise was principally attained at BPPR mainly in U.S. Treasury and Agency securities. This increase was largely related to arbitrage activities performed during the year which were profitable for the Corporation due to the prevailing interest rates and the tax-favored status of these invest-

TABLE E
Interest Variance Analysis - Taxable Equivalent Basis



                                                        1997 VS. 1996                           1996 vs. 1995
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                             INCREASE (DECREASE) DUE TO CHANGE IN:     Increase (Decrease) Due to Change in:
                                          ---------------------------------------------------------------------------------
                                              VOLUME        RATE        TOTAL         Volume           Rate          Total
                                          ---------------------------------------------------------------------------------
Interest income:
  Federal funds sold and securities
    and mortgages purchased under
    agreements to resell ..........        $ (13,917)   $   1,131    $ (12,786)     $  25,661      $  (2,175)     $  23,486
  Time deposits with other banks ..               26          (13)          13            122             12            134
  Investment securities ...........           75,292       13,448       88,740         26,217         (2,777)        23,440
  Trading securities ..............           (4,562)       1,328       (3,234)        13,392           (219)        13,173
  Loans ...........................          143,007       13,567      156,574        103,667          7,221        110,888
                                           --------------------------------------------------------------------------------
    Total interest income .........          199,846       29,461      229,307        169,059          2,062        171,121
                                           --------------------------------------------------------------------------------
Interest expense:
  Savings, NOW
    and money market accounts .....           14,273        1,547       15,820          7,666         (2,715)         4,951
  Other time deposits .............           (4,625)       5,112          487         24,119         (8,632)        15,487
  Short-term borrowings ...........           42,987       10,069       53,056         48,288         (5,128)        43,160
  Long-term borrowings ............           45,681          764       46,445         17,189        (10,871)         6,318
                                           --------------------------------------------------------------------------------
    Total interest expense ........           98,316       17,492      115,808         97,262        (27,346)        69,916
                                           --------------------------------------------------------------------------------
Net interest income ...............        $ 101,530    $  11,969    $ 113,499      $  71,797      $  29,408      $ 101,205
                                           =================================================================================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.



ments. The interest income derived on U.S. Government Obligations is exempt for income tax purposes in Puerto Rico. The taxable equivalent yield of investment securities improved to 6.90% compared with 6.63% reported in 1996. This rise is mainly related to the higher interest rate scenario that prevailed during the year as compared with 1996.

       Average money market investments decreased $261 million to $632 million, compared with $893 million in 1996. The decrease relates mainly to a reduction in eligible activities at Popular Securities, due to a lower balance of funds from former 936 corporations. The average yield on these money market investments for 1997 was 5.36%, or 13 basis points higher than the 5.23% reported during 1996, principally affected by the interest rate environment. The decrease in the average balance of trading account securities of $71 million was also caused by the lower balance of these assets at Popular Securities when compared with 1996. The taxable equivalent yield on trading account securities for the years ended December 31, 1997 and 1996 were 6.55% and 6.18%, respectively.

         As shown in Table E, the increase in the taxable equivalent yield on investment securities, money market and trading account, as well as the increase in the average yield on loans, contributed to the rise in interest income resulting from changes in rates. For the year ended December 31, 1997, the yield on earning assets, on a taxable equivalent basis, was 8.90% versus 8.63% for 1996, an improvement of 27 basis points.

         On the liability side, the average balance of interest-bearing liabilities reached $14.6 billion in 1997, $1.8 billion higher than the $12.8 billion reported during 1996. Short-term borrowings increased $816 million, medium and long term debt rose $688 million and interest bearing deposits rose $290 million.

         The increase in the average balance of short-term borrowings was mostly to offset the reduction of $511 million in average 936 deposits at BPPR and to arbitrage opportunities. The average cost of short-term borrowings increased to 5.55% compared with 5.33% reported in 1996, mainly as a result of the market conditions that prevailed in 1997.

         Average interest-bearing deposits increased $290 million or 3.4%, from $8.4 billion reported in 1996 to $8.7 billion in 1997, while average demand deposits increased $240 million or 11.7% to $2.3 billion. Savings accounts were the main contributor to the rise, increasing $297 million, followed by NOW and money market deposits which rose $133 million. On the other hand, time deposits decreased by $140 million due to the reduction of $511 million in average 936 deposits, offset by rises in individual and corporate deposits of $371 million. The acquisition of banking operations in the mainland during 1997, contributed $264 million in average deposits, while RCB contributed $584 million at acquisition date. Table M has a detail of average deposits by category.

         The average cost of interest-bearing deposits increased four basis points to 4.21%, compared with 4.17% reported in 1996. The rise is principally attributed to the increase of 20 basis points in the average cost of certificates of deposit that reached 5.45%. Traditionally certificates of deposit from former 936 corporations had a cost below the U.S. market or the Eurodollar market. These deposits had an average cost of 4.88% and comprised 5.8% of the total average interest bearing deposits in 1997, compared with 4.55% and 12.1% in 1996. The reduction in the proportion of deposits from former 936 corporations as well as the increase in their cost were determinant factors for the increase in the average cost of certificates of deposit. The average cost of NOW and money market deposits increased from 3.28% in 1996 to 3.35% in 1997, while the average cost of savings accounts increased five basis points to 3.08% from 3.03% in 1996.

         Average medium and long-term debt increased $688 million, reaching $1.6 billion and its related cost increased from 6.25% reported in 1996 to 6.47% in 1997. The increase in the average cost is principally due to debt issued in 1997 during a higher interest rate environment and debt with floating interest rates resetting semiannually or quarterly.

         The average cost of interest-bearing liabilities increased 22 basis points, from 4.63% in 1996 to 4.85% in 1997, while the cost of funding earning assets increased from 3.86% to 4.06% in 1997.

         Although the yield on earning assets and the cost of interest bearing liabilities increased by 27 and 22 basis points, respectively, the higher proportion of non interest-bearing liabilities, such as demand deposits and other funding sources, to average earning assets allowed the Corporation to improve its net interest margin, on a taxable equivalent basis, by seven basis points to 4.84% for 1997 as compared with 4.77% reported in 1996.

PROVISION FOR LOAN LOSSES

         The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses to cover potential losses inherent in the loan portfolio after taking into account the net charge-offs for the current period and loan impairment. The provision for loan losses was $110.6 million for 1997, compared with $88.8 million in 1996, an increase of $21.8 million or 24.5%. The provision for loan losses for 1995 was $64.6 million. The growth in the loan portfolio, and the increase in net charge-offs and non-performing assets experienced by the Corporation were responsible for the increase in the provision. Net charge-offs for the year ended December 31, 1997, were $97.8 million or 0.93% of average loans, compared with $72.1 million or 0.78% in 1996 and $50.0 million or 0.61% in 1995.

         The increase in net charge-offs was mostly reflected in the consumer and commercial portfolios. The net charge-offs of consumer loans amounted to $50.5 million compared with $29.1 million a year earlier and commercial loans rose $10.8 million in net charge-offs during 1997. Lease financing and construction loans net charge-offs decreased $5.2 million and $1.7 million, respectively, when compared with the year ended December 31, 1996. Mortgage loans net charge-offs amounted to $2.3 million and $1.9 million in 1997 and 1996, respectively.

         Please refer to the Credit Risk Management and Loan Quality section for a more detailed analysis of the allowance for loan losses, net charge-offs, and credit quality statistics.

NON-INTEREST INCOME

         Non-interest income, which consists primarily of service charges on deposit accounts, credit and debit card fees, other fee-based services and other revenues, rose $39.1 million or 19.3% to $241.4 million in 1997, from $202.3 million in 1996. In 1995, these revenues totaled $166.2 million.

         The rise in non-interest income was mainly the result of the Corporation's continuing efforts of expanding the range of services offered to customers and building more customer relationships, taking advantage of its technological leadership in the Island and its continued expansion. Accordingly, each year non-interest income has become a more important contributor to the growth in the Corporation's revenues.

TABLE F
Other Operating Income


                                                                          Year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                                Five-Year
                                               1997           1996          1995             1994             1993      C.G.R.
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts.....    $ 94,141       $ 85,846        $ 78,607        $ 71,727        $ 68,246       8.34%
                                            ---------------------------------------------------------------------------------------
Other service fees:
   Credit card fees and discounts.......      31,371         23,735          20,676          18,620          16,818      13.31
   Other fees...........................      17,676         15,859          17,052          15,896          13,135       5.80
   Debit card fees......................      15,957         10,430           5,425           3,185           1,704      60.53
   Sale and administration of
       investment products .............       9,478          5,384           2,999           1,190
   Mortgage servicing fees, net of
      amortization......................       9,357          7,534           5,956           2,301           2,936      24.14
   Credit life insurance fees...........       7,602          7,955           5,766           4,889           4,270      18.26
   Trust fees...........................       7,209          6,174           5,851           5,159           4,084      10.36
                                            ---------------------------------------------------------------------------------------
            Total other service fees....      98,650         77,071          63,725          51,240          42,947      18.35
                                            ---------------------------------------------------------------------------------------
Other income............................      48,605         39,353          23,853          17,885          12,569      21.54
            Total.......................    $241,396       $202,270        $166,185        $140,852        $123,762      14.27%
                                            =======================================================================================
Other operating income
   to average assets....................        1.31%          1.24%           1.18%           1.15%           1.16%
Other operating income
   to operating expenses................       37.90          37.32           34.14           31.45           30.02


         The growth during 1997 was driven by increases of $21.6 million in other service fees, $9.3 million in other income and $8.3 million in service charges on deposit accounts. As shown in Table F, those increases helped to improve the ratio of non-interest income to average assets from 1.24% in 1996, to 1.31%. In 1995, this ratio was 1.18%. The ratio of non-interest income to operating expenses also increased from 37.32% in 1996 to 37.90% in 1997.

         Service charges on deposit accounts grew to $94.1 million for the year ended December 31, 1997, from $85.8 million in 1996 and $78.6 million in 1995. This rise mostly resulted from the growth in the activity of commercial accounts, particularly at BPPR, and a higher volume of deposits driven by the acquisition of RCB and the operations acquired in the U.S. during 1997. Measured as a percentage of average deposits, service charges were 0.86% in 1997, compared with 0.82% in 1996 and 1995.

         Other service fees, which represented 40.9% of non-interest income for the year, increased $21.6 million or 28.0%, from $77.1 million in 1996 to $98.7 million in 1997. The growth in other service fees was the result of higher credit card fees and merchant discounts by $7.6 million and higher debit card fees by $5.5 million. This increase was principally attained at BPPR, where credit card fees and discounts rose $5.6 million, as credit card net sales rose 33.3% and the number of active credit card accounts grew 18.8%. Also, debit card fees which consist primarily of rental income of point-of-sale (POS) terminals and interchange income rose $5.4 million at BPPR. This increase is in line with the growth of 54.8% in the volume of transactions at POS terminals from a monthly average of approximately 2,048,000 in December 1996 to 3,171,000 a year later. The number of POS terminals, from which rental income is derived, increased 43.3% to 16,321 as of December 31, 1997, from 11,392 a year earlier. The expanded sale and administration of investment products such as mutual funds contributed an additional $4.1 million, mainly as a result of the fees earned by the new retail division of Popular Securities which started operations at the end of the second quarter of 1997.

         Other operating income for the year ended December 31, 1997, increased to $48.6 million from $39.3 million reported in 1996 and $23.9 million reported in 1995. This increase resulted mainly from higher pre-tax gains of $8.4 million on the sale of mortgage loans during 1997 compared with 1996, related to the Corporation's mortgage banking activities. Also in 1997, there was a growth in other income due to the write-off in 1996 of $1.3 million pertaining to the Corporation's investment in preferred stock of Citizens Bank of Jamaica. Moreover, the daily rental operations contributed to the increase in other operating income. Partially offsetting these increases was the recording of a loss of $3.3 million in the market value of a building which was subsequently sold in the last quarter of 1997.

TABLE G
Operating Expenses


                                                                             Year ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                                                                      Five-Year
                                              1997           1996              1995          1994             1993     C.G.R.
                                            -----------------------------------------------------------------------------------
Salaries.................................   $211,741       $185,946          $172,504       $160,996        $151,432      9.47%
Pension and other benefits...............     69,468         64,609            57,568         45,546          44,713     13.75
Profit sharing...........................     25,684         22,692            19,003         19,205          19,766      8.55
                                            ----------------------------------------------------------------------------------
  Total personnel costs..................    306,893        273,247           249,075        225,747         215,911     10.27
                                            ----------------------------------------------------------------------------------
Equipment expenses.......................     66,446         57,186            47,854         42,229          32,010     20.07
Professional fees........................     46,767         36,953            28,677         27,002          23,256     18.83
Net occupancy expense....................     39,617         36,899            32,850         28,440          26,085      9.26
Business promotion ......................     33,569         26,229            17,801         16,271          16,638     21.75
Communications...........................     33,325         26,470            23,106         20,308          18,203     14.35
Other taxes..............................     30,283         23,214            20,872         19,807          15,996     15.70
Amortization of intangibles..............     22,874         18,054            20,204         18,003          16,176      8.97
Printing and supplies....................     15,539         11,964            11,069          8,817           8,189     16.34
Other operating expenses:
  Transportation and travel..............      7,186          5,852             4,424          3,946           3,554     18.04
  FDIC assessment........................      1,499          1,544            10,257         19,346          17,802    (38.01)
  All other..............................     32,922         24,307            20,644         17,930          18,456      9.40
                                             ---------------------------------------------------------------------------------
      Subtotal ..........................    330,027        268,672           237,758        222,099         196,365     13.05
                                             ---------------------------------------------------------------------------------
      Total .............................   $636,920       $541,919          $486,833       $447,846        $412,276     11.66%
                                            ==================================================================================
Efficiency ratio.........................      62.12%         61.33%            64.88%         66.21%          66.94%
Personnel costs to average assets........       1.67           1.68              1.76           1.85            2.02
Operating expenses to average assets.....       3.46           3.32              3.45           3.66            3.86
Assets per employee (in millions)........   $   2.18       $   2.10          $   2.01       $   1.68        $   1.53



SECURITIES AND TRADING GAINS

         During 1997, the Corporation sold $5.2 billion in investment securities available-for-sale as part of its asset/liability strategy, realizing a net gain of $2.3 million. In 1996, $2.9 billion of the investment securities available-for-sale were sold for a net gain of $3.1 million, reflecting gains of $7.0 million on the sale of equity securities partially offset by a loss of $3.9 million on the sale of other securities.

         Trading account activities for the year ended December 31, 1997, resulted in profits of $3.9 million compared with profits of $108 thousand in 1996. In 1997, the Corporation benefitted from favorable market conditions, particularly related to mortgage-backed securities at Popular Home Mortgage.

OPERATING EXPENSES

         Operating expenses for 1997 increased $95.0 million or 17.5%, reaching $636.9 million compared with $541.9 million in 1996 and $486.8 million in 1995. As a percentage of average assets, operating expenses increased to 3.46% in 1997 from 3.32% in 1996 and 3.45% in 1995. The operations acquired in the mainland during the year accounted for approximately $23.0 million of the increase. Also, the acquisition of RCB on June 30, 1997, which was merged into BPPR, accounted for approximately $16 million in additional expenses during 1997. Table G presents a detail of operating expenses and various related ratios for the last five years.

         The Corporation's largest category of operating expenses, personnel costs, totaled $306.9 million in 1997, an increase of 12.3% compared with $273.2 million in 1996. The growth in personnel costs was led by an increase of $25.8 million in salary expense, resulting from an increase in headcount, primarily caused by the Corporation's business expansion and acquisitions, and annual merit increases. Full-time equivalent employees (FTE) amounted to 8,854 at December 31, 1997, from 7,996 at the end of 1996. The acquisitions completed in the U.S. added 363.5 FTE, while RCB added 375.5 FTE at the acquisition dates. The ratio of assets per employee rose to $2.18 million in 1997 from $2.10 million in 1996, while personnel costs as a percentage of average assets decreased slightly to 1.67% from 1.68% in 1996. Total personnel costs for 1995 amounted to $249.1 million.

         Employee benefits, including profit sharing expense, rose $7.9 million to $95.2 million in 1997, compared with $87.3 million in 1996. The rise in pension costs and other fringe benefits was primarily related to increases in medical plan costs and higher payroll tax expenses resulting from the increase in salaries. Furthermore, profit sharing expense rose $3.0 million, as a result of higher eligible salaries and stronger profitability ratios at BPPR.

         Other operating expenses, excluding personnel costs, totaled $330.0 million for the year ended December 31, 1997, compared with $268.7 million in 1996 and $237.8 million in 1995. Professional fees increased 26.6% from $37.0 million in 1996 to $46.8 million in 1997. The increase in this category reflected the Corporation's continued growth and expansion, and higher expenditures related with consulting and technical support. Business promotion grew $7.3 million or 28.0% due to the impact of the business expansion, the growth in business activity, and the development and promotion of new products and services. Also during 1997, the Corporation launched an institutional campaign in the continental U.S. to emphasize Banco Popular's presence and image as a Hispanic bank, and performed significant promotional efforts related to the new credit card program in U.S. Other taxes also reflected an increase of $7.1 million mainly due to higher levels of taxable property, higher municipal license taxes in Puerto Rico, and an increase in the tax rate for personal property in the municipality of San Juan, Puerto Rico, where the Corporation's headquarters are located.

         Equipment and communications expenses grew a combined $16.1 million or 19.3% in 1997. This increase mostly resulted from the expansion of the electronic payment system and network of POS terminals. By the end of 1997, the Corporation had increased its automated teller machine (ATM) network by 90 machines, when compared with prior year in order to expand the electronic delivery capabilities. Other operating expenses, which include transportation and travel expenses, insurance expenses, interchange and processing fees related with credit and debit cards, and FDIC assessment among others, increased $9.9 million mostly as a result of the Corporation's growth and expansion and the increased volume of credit and debit card transactions. Moreover, as a result of the acquisitions made after the third quarter of 1996, the amortization of intangibles rose $4.8 million during 1997, when compared with 1996.

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. All computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations on normal business activities.

         Based on its assessment, the Corporation determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Corporation's management believes that with some modifications to existing software and conversions to new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely manner, the Year 2000 Issue could have a material impact on the operations of the Corporation.

         The Corporation has established a company-wide task force and developed an action plan addressing the Year 2000 Issue, that is currently being implemented. Under this action plan, the Corporation has initiated formal communications with all of its major suppliers and customers to determine the extent to which the Corporation is vulnerable to those third parties failure to remediate their own Year 2000 Issue. The Corporation's total Year 2000 project costs and estimates to complete are based on presently available information.

         The Corporation will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total remaining incremental costs of the Year 2000 project is estimated at $11.9 million and will be funded through operating cash flows.

         The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

INCOME TAX EXPENSE

         Income tax expense for the year ended December 31,1997, was $74.5 million compared with $70.9 million in 1996 and $59.8 million in 1995. The increase in 1997 is primarily due to higher pre-tax earnings by $28.0 million partially offset by higher benefits of net tax exempt interest income and certain tax credits available to the Corporation in its Puerto Rico operations.

         The effective tax rate was 26.2% in 1997, 27.7% in 1996 and 29.0% in 1995. The decrease in the effective tax rate was principally due to an increase in the exempt interest income, principally from U.S. Treasury and agency securities as previously explained in the net interest income section. The difference between the effective tax rates and the maximum tax rate for the Corporation, which is 39%, is primarily due to the interest income earned on certain investments and loans which is exempt from income tax, net of the disallowance of related expenses attributable to the exempt income.

         The Corporation uses an asset and liability approach in accounting for income taxes, as required by SFAS 109. The objective of the SFAS 109 is to recognize the amount of taxes payable or refundable in the current year and to recognize deferred tax liabilities or assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of deferred tax liabilities or assets is based on regular tax rates and provisions of the tax laws. At December 31, 1997, the Corporation's net deferred tax assets amounted to $83 million, compared with $64 million at December 31, 1996. Gross deferred tax assets rose from $90 million to $118 million mainly as a result of the recognition of a deferred tax asset of $32 million related with the repeal of the reserve method of accounting for losses on loans. Other components of gross deferred tax assets are net operating losses, tax credits, postretirement benefit obligations and other temporary differences principally arising from the deferral of loan origination costs and commissions. When necessary, a valuation allowance is recorded for those deferred tax assets for which the Corporation cannot determine the likelihood of their realizability. At December 31, 1997, the valuation allowance amounted to $0.2 million compared with $0.6 million at December 31, 1996.

         Gross deferred tax liabilities were $35 million at December 31, 1997, compared with $26 million at December 31, 1996. The major components of deferred tax liabilities are differences between assigned values and tax bases of assets and liabilities recognized in purchase business combinations and other temporary differences primarily related with unrealized gains on investment securities available-for-sale.

         On October 31, 1994, the Governor of Puerto Rico signed into law the Puerto Rico Tax Reform Act of 1994. The Act made comprehensive important changes in several major areas of the law. In general, the provisions of the Act were effective for taxable years beginning after June 30, 1995. Accordingly, most changes of the Reform were effective for the Corporation in 1996. Among the most significant changes that affect the Corporation are: the reduction in the higher marginal rate from 42% to 39%, the repeal of the reserve method for determining losses on loans and the recapture into income for tax purposes of the allowance for loan losses balance at December 31, 1995 over a period of four years, the 100% dividend received deduction on dividends received from controlled domestic corporations and the repeal of the 29% withholding tax on interest paid to non-residents and unaffiliated parties.

         Please refer to Note 23 of the Consolidated Financial Statements for additional information on income taxes.

STATEMENT OF CONDITION ANALYSIS

         At December 31, 1997, the Corporation's total assets reached $19.3 billion, reflecting an increase of $2.5 billion or 15.1% when compared with $16.8 billion at December 31, 1996. The growth in total assets was partially related to the acquisition of RCB on June 30, 1997, with $791 million in total assets at that date. Also, the operations acquired in Florida, Illinois and Texas during 1997 contributed to the growth of the Corporation with $602 million in total assets at acquisition date. Total assets at the end of 1995 amounted to $15.7 billion. Average total assets for 1997 amounted to $18.4 billion compared with $16.3 billion in 1996 and $14.1 billion in 1995.

EARNING ASSETS

         Earning assets at December 31, 1997, totaled $18.1 billion, compared with $15.5 billion at December 31, 1996 and $14.7 billion at December 31, 1995.

         Money market investments, investment and trading securities amounted to $6.7 billion at December 31, 1997, representing an increase of $1.0 billion when compared with $5.7 billion at December 31, 1996. The increase was mainly reflected in investment

TABLE H
Loans Ending Balances


                                                                            As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                                                        Five-Year
                                           1997             1996             1995             1994            1993        C.G.R.
                                       --------------------------------------------------------------------------------------------
Commercial, industrial and
  agricultural........................ $ 4,637,409       $3,822,096       $3,205,031       $2,893,534      $2,369,514      16.82%
Construction..........................     250,111          200,083          215,835          161,265         153,436       7.72
Lease financing.......................     581,927          516,001          498,750          448,236         375,693      12.92
Mortgage*.............................   2,833,896        2,576,887        2,403,631        2,177,763       1,576,044      29.08
Consumer..............................   3,073,264        2,663,961        2,354,237        2,100,531       1,872,235      10.80
                                       --------------------------------------------------------------------------------------------
  Total .............................. $11,376,607       $9,779,028       $8,677,484       $7,781,329      $6,346,922      16.72%
                                       ============================================================================================

*Includes loans held-for-sale.


securities, which totaled $5.6 billion at the end of 1997, compared with $4.6 billion in 1996. The rise in investment securities was mainly due to arbitrage opportunities undertaken by BPPR during 1997. Investment securities available-for-sale grew $1.8 billion, from $3.4 billion in 1996 to $5.2 billion in 1997. Partially offsetting this increase, was a reduction of $0.8 billion in the investment securities held-to-maturity.

         Money market investments reached $814 million at December 31, 1997, compared with $800 million at the same date in 1996. Trading account securities totaled $222 million at December 31, 1997, compared with $292 million at December 31, 1996.

         As shown in Table H, total loans at December 31, 1997, amounted to $11.4 billion, an increase of $1.6 billion or 16.3% over the $9.8 billion reported at the end of 1996. At the same date in 1995 total loans were $8.7 billion. The commercial loan portfolio had the largest growth, rising $815 million or 51.0% of the total increase in loans, followed by consumer loans which increased $409 million or 25.6% and mortgage loans with $257 million or 16.1% of the total increase. The lease financing portfolio increased $66 million while the construction loan portfolio increased $50 million.

         Commercial loans reached $4.6 billion at December 31, 1997, compared with $3.8 billion at the same date last year. The increase in the commercial loan portfolio was principally attained at BPPR and Banco Popular, Illinois, which increased $658 million and $179 million, respectively. The growth experienced at BPPR was mostly the result of the continued marketing efforts geared at the retail and middle market, primarily through the origination of "Flexicuenta de Negocios", an innovative product for commercial customers with integrated deposit, investment and credit facilities. Also, the growth was achieved through increases in government guaranteed loans, primarily SBA loans, the development of a sales culture and the acquisitions of RCB in Puerto Rico, and the acquisitions performed in Illinois, Florida and Texas. At their acquisition dates, these banking operations contributed $187 million to the commercial loan portfolio. Commercial loans at December 31, 1995 totaled $3.2 billion.

         The Corporation's management expects that the growth in the commercial loan portfolio will continue during 1998 primarily in the service industries, small and middle market, and construction and land developers, based on the introduction of government promoted privately developed housing projects and infrastructure development projects in Puerto Rico.

         During 1997, consumer loans grew to $3.1 billion compared with $2.7 billion at the end of 1996. Consumer loans, which include personal, auto and boat, credit cards and reserve lines grew $409 million principally at BPPR, Equity One, Banco Popular, Illinois and Popular Finance by $265 million, $46 million, $39 million and $37 million, respectively. At BPPR, RCB contributed $137 million as of the acquisition date, while the operations acquired in the mainland contributed $50 million in consumer loans. At December 31, 1995, consumer loans totaled $2.4 billion. Of the total portfolio of consumer loans, 46.2% are secured loans of which 22.3% are secured by mortgages and 3.4% have cash collateral.

         The personal loan portfolio amounted to $1.8 billion at December 31, 1997, compared with $1.5 billion reported at December 31, 1996, or 57.9% of the total consumer loan portfolio as of both dates, an increase of $237 million or 15.4%. Most of the growth was attained at BPPR, where personal loans rose $154 million to $1.4 billion at December 31, 1997.

         Auto loans, which represented 19.5% of the consumer loan portfolio as of December 31, 1997, rose $72 million to $601 million in 1997. The increase in this category was mostly achieved through business expansion and marketing efforts. The credit card portfolio rose $78 million to $552 million at December 31, 1997, principally at BPPR, whose portfolio increased $73 million or 93% of the total increase, due to strong marketing efforts in new products. Also, the acquisition of RCB contributed $19 million to this increase.

         The Corporation had $2.8 billion in mortgage loans as of December 31, 1997, compared with $2.6 billion at the same date in 1996 and $2.4 billion in 1995. This increase was achieved in spite of the sale of $655 million of mortgage loans during 1997, mostly through the expansion in the United States and a higher loan origination volume in Puerto Rico.

         The lease financing portfolio amounted to $582 million as of December 31, 1997, compared with $516 million and $499 million as of December 31, 1996 and 1995, respectively. Construction loans amounted to $250 million as of December 31, 1997, from $200 million a year earlier and $216 million as of the same date in 1995.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Total deposits at December 31, 1997, increased $986 million or 9.2% reaching $11.7 billion compared with $10.8 billion at December 31, 1996. The increase was related to the acquisitions performed during 1997, contributing $1.1 billion in total deposits at their respective acquisition dates. The increase was achieved notwithstanding the decrease of $367 million in 936 deposits. The geographic distribution of the Corporation's total deposits at the end of 1997, included 76.9% in Puerto Rico and the Virgin Islands, and the remaining 23.1% in the U.S. mainland. Total deposits as of December 31, 1995, amounted to $9.9 billion.

         Core deposits totaled $9.7 billion by the end of 1997, compared with $8.6 billion at the same date last year. The growth resulted principally from rises of $363 million in certificates of deposit under $100,000, $384 million in savings accounts, $216 million in demand deposits, and $184 million in NOW and money market accounts. At their respective acquisition dates, the acquired operations contributed approximately $918 million to the increase in core deposits.

         Borrowings, excluding subordinated notes increased $1.1 billion, from $4.3 billion at the end of 1996 to $5.4 billion at December 31, 1997. The rise was mainly due to increases in federal funds purchased and securities sold under agreements to repurchase of $848 million and $417 million in notes payable. The increase in borrowed funds was used primarily to finance the Corporation's loan growth and arbitrage activities. On May 23, 1997, a shelf registration was filed with the Securities and Exchange Commission, allowing the Corporation to issue medium-term notes, unsecured debt securities and preferred stock in an aggregate amount of up to $1 billion. These securities are guaranteed by the Corporation. As of December 31, 1997, the Corporation had issued $230 million in medium-term notes under that shelf registration.

         Guaranteed Preferred Beneficial Interest in Subordinated Debentures ("Capital Securities") were issued during the first quarter of 1997. The Corporation issued $150 million of those securities at 8.327% through BanPonce Trust I, a statutory business trust owned by Popular North America (formerly BanPonce Financial Corp.). The proceeds were upstreamed to Popular North America as junior subordinated debt under the same terms and conditions. The Captial Securities qualify as Tier I capital for regulatory purposes.

STOCKHOLDERS' EQUITY

         At December 31, 1997, stockholders' equity amounted to $1.50 billion, an increase of $241 million or 19.0% compared with the balance of $1.26 billion at the end of 1996. This increase was mainly due to earnings retention, the issuance of 2,462,272 common shares for the acquisitions of RCB and National Bancorp, and the shares issued through the Corporation's Dividend Reinvestment and Purchase Plan. The shares issued for acquisitions resulted in $96 million of additional capital. As approved in the Corporation's stockholders meeting on April 25, 1997, the authorized common stock of the Corporation was increased from 90,000,000 shares to 180,000,000 shares. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to 3 million shares of the outstanding common stock of the Corporation. As of December 31, 1997, the Corporation had purchased 988,800 shares under this program with a total cost of $39.6 million. The unrealized holding gains on securities available-for-sale, net of deferred taxes, amounted to $33.3 million at December 31, 1997, compared with $1.7 million a year ago.

         The Corporation had 4,000,000 shares of preferred stock outstanding at December 31, 1997. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. Dividends are non-cumulative and are payable monthly at an annual rate per share of 8.35% based on the liquidation preference value of $25 per share.

         Regulatory guidelines require a minimum Tier I capital of 4%, total capital to risk-weighted assets ratio of 8% and a leverage ratio of 3%. Banks and bank holding companies which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a

TABLE I
Capital Adequacy Data

                                                                               As of December 31,
--------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
                                                    1997              1996             1995            1994             1993
                                              ----------------------------------------------------------------------------------
Risk-based capital:
  Tier I capital ..........................   $    1,335,391    $   1,121,128    $   1,003,072    $     953,266    $     786,686
  Supplementary (Tier II) capital .........          263,115          246,350          231,091          104,338          106,193
                                              ----------------------------------------------------------------------------------
      Total capital .......................   $    1,598,506    $   1,367,478    $   1,234,163    $   1,057,604    $     892,879
                                              ==================================================================================
Risk-weighted assets:
  Balance sheet items .....................   $   10,687,847    $   9,368,420    $   8,175,420    $   7,219,906    $   6,150,749
  Off-balance sheet items .................          287,822          275,397          249,529          199,327          250,102
                                              ----------------------------------------------------------------------------------
      Total risk-weighted assets ..........   $   10,975,669    $   9,643,817    $   8,424,949    $   7,419,233    $   6,400,851
                                              ==================================================================================
Ratios:
  Tier I capital (minimum required-4.00%) .            12.17%           11.63%           11.91%           12.85%           12.29%
  Total capital (minimum required-8.00%) ..            14.56            14.18            14.65            14.25            13.95
  Leverage ratio (minimum required-3.00%) .             6.86             6.71             6.66             7.62             6.95
  Equity to assets ........................             7.44             7.33             7.58             7.57             7.42
  Tangible equity to assets ...............             6.52             6.55             6.60             6.55             6.29
  Equity to loans .........................            13.00            12.97            13.03            13.01            13.91
  Internal capital generation rate ........            10.76            10.99             9.36             9.48            10.08
--------------------------------------------------------------------------------------------------------------------------------

leverage ratio of 5% are considered well-capitalized by regulatory standards. At December 31, 1997, the Corporation exceeds those regulatory risk-based capital requirements for well-capitalized institutions by wide margins, due to the high level of capital and the conservative nature of the Corporation's assets. Tier I capital to risk-adjusted assets and total capital ratios at December 31, 1997, were 12.17% and 14.56%, respectively, compared with 11.63% and 14.18% at the same date in 1996. The Corporation's leverage ratio was 6.86% at December 31, 1997, compared with 6.71% as of the same date the previous year. Table I shows capital adequacy information for the current and previous four years.

         Intangible assets rose $101 million from $131 million at December 31, 1996. The rise in intangible assets was the result of the acquisitions during 1997, of which RCB accounted for $64 million at acquisition date, while the operations acquired in the U.S. resulted in $40 million in intangible assets. At December 31, 1997, total intangibles consisted of $120 million in goodwill, $75 million in core deposit intangibles, $29 million in mortgage servicing rights and $8 million in other intangibles. At the end of 1996, core deposit intangibles were $55 million, goodwill totaled $46 million, mortgage servicing rights were $26 million and other intangibles were $4 million. The average tangible equity increased to $1.19 billion for the year ended December 31, 1997, from $1.06 billion a year before, an increase of $128 million or 12.1%. Total tangible equity at December 31, 1997, was $1.27 billion compared with $1.13 billion at December 31, 1996. The tangible equity to assets ratio for 1997 was 6.52% compared with 6.55% in 1996.

         Book value per common share amounted to $20.73 at December 31, 1997, compared with $17.59 at year-end 1996. The market value of the Corporation's common stock at the end of 1997, was $49.50 compared with $33.75 a year earlier. The total market capitalization was $3.4 billion, compared with $2.2 billion as of December 31, 1996.

         The Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Table J shows the range of market quotations and cash dividends declared for each quarter during the last five years. The preferred stock of the Corporation is also traded on the NASDAQ National Market System under the symbol BPOPP. Its market value at December 31, 1997 and 1996 was $26.00 and $26.25 per share, respectively.

         The Corporation has a Dividend Reinvestment Plan for its stockholders. This plan offers the stockholders the opportunity to automatically reinvest their dividends in shares of common stock at a 5% discount from the average market price at the time of issuance. During 1997, 120,726 shares, equivalent to $4.6 million in additional capital, were issued under the plan. A total of 1,663,189 shares have been issued under this plan since its inception in 1989, contributing $24.5 million in additional capital.

         Dividends declared on common stock during 1997 totaled $54 million, compared with $46 million in 1996. The Corporation increased its quarterly dividend from $0.18 to $0.22 per common share, a 22.2% increase, effective with the dividend paid on

TABLE J
Common Stock Performance


                                             Cash          Book
                        Market Price       Dividends       Value     Dividend                 Price/     Market/
                      ---------------      Declared         Per       Payout     Dividend    Earnings     Book
                      High        Low      Per Share       Share      Ratio        Yield *     Ratio     Ratio
   1997                                                    $20.73     25.19%       1.76%      16.50x      238.78%
1ST QUARTER ....     $36   3/4    $33 1/16   $ 0.18
2ND QUARTER ....      42   7/8     33  3/4     0.18
3RD QUARTER ....      55   7/8     41  1/8     0.22
4TH QUARTER ....      54   3/8     45  3/4     0.22

   1996                                                     17.59     24.63        2.65       12.59       191.87
1st quarter ....     $23   1/8    $19  3/8   $ 0.15
2nd quarter ....      23   6/7     21  7/8     0.18
3rd quarter ....      27   3/4     22  5/8     0.18
4th quarter ....      35           25  7/8     0.18

   1995                                                     15.81     26.21        3.15        9.24       122.55
1st quarter ....     $15   7/8    $14  1/16   $0.13
2nd quarter ....      17   3/4     15  5/8     0.15
3rd quarter ....      19   1/2     17  3/4     0.15
4th quarter ....      19 15/16     19  1/16    0.15

   1994                                                     13.74     27.20        3.18        7.66       102.37
1st quarter ....     $16   1/4     $15  3/8   $0.12
2nd quarter ....      16   3/8      15  1/2    0.12
3rd quarter ....      16   5/8      15  3/4    0.13
4th quarter ....      16   1/2      13  1/2    0.13

   1993                                                     12.75     25.39        2.97        9.42       123.58
1st quarter ....     $15   5/8     $13  1/4   $0.10
2nd quarter ....      14   1/8      12 3/16    0.10
3rd quarter ....      15   1/8      13  1/4    0.12
4th quarter ....      16   1/8      14  7/8    0.13

*Based on the average high and low market price for the four quarters.
 Note: All per share data has been adjusted to reflect the stock split effected in the form of a dividend of one share for each share outstanding on July 1, 1996.

October 1, 1997. Total dividends declared per common share for 1997 were $0.80 compared with $0.69 in 1996 and $0.58 in 1995. The dividend payout ratio to common stockholders for the year was 25.19% compared with 24.63% in 1996. Dividends declared on the preferred stock amounted to $8.35 million in 1997 and 1996.

         Popular International Bank, Inc. and Popular North America, Inc.'s bank subsidiaries (Banco Popular, Illinois, Banco Popular, N.A. (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of Popular International Bank, Inc. and Popular North America, Inc. to make dividend and asset distributions to the Corporation, nor on the ability of the subsidiaries of Popular North America, Inc., except for Banco Popular, FSB, to make distributions to Popular North America, Inc. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $20 million, which matures on January 20, 2000, but which is prepayable anytime before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note. As of December 31, 1997, the undistributed earnings of Banco Popular, FSB totaled $49 million.

RISK MANAGEMENT

         Popular, Inc. has specific policies and procedures which structure and delineate the management of risks, particularly those related with interest rate exposure, liquidity and credit, all of which are broadly defined below.

MARKET RISK

         Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market or price changes. The Corporation's primary market risk exposure is that to interest rates as the net interest income is affected primarily by interest rate volatility and its impact on the repricing of assets and liabilities. Interest rate risk refers to the probability of a reduction in earnings due to fluctuations in interest rates. Other factors which can influence the Corporation's net interest income are the spread between different market rates or basis risk, timing differences between the maturity and repricing of assets and liabilities and the sensitivity of their rates to market interest rates. It is a priority for the Corporation's management to monitor continuously the degree of interest rate risk assumed and ensure that it remains within an acceptable range.

         During fiscal 1997, net interest income accounted for 76% of the Corporation's gross revenues. A major responsibility of the Corporation's Board of Directors and management is to ensure that interest rate volatility does not affect adversely net interest income, and hence, profitability.

         The Board of Directors is responsible for ensuring that interest rate risk is managed prudently and it delegates this responsibility on the Asset/Liability Management Committee (ALCO). The Board approves interest rate risk policies and oversees its implementation by the ALCO. The objective of the ALCO is to ensure that the Corporation's net interest income remains stable despite the potential volatility of interest rates.

TRADING SECURITIES

         Another source of market risk for the Corporation is the risk associated with its trading activities. Financial instruments, including, to a limited extent, derivatives such as interest rate futures and options contracts, are utilized by the Corporation in connection with its trading activities and are carried at market value. In conjunction with mortgage banking activities, the Corporation records the securitization of mortgage loans held-for-sale as a sale of mortgage loans and the purchase of a mortgage-backed security classified as a trading security. Realized and unrealized changes in market values are recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue and expense arising from trading instruments are included in the income statement as part of net interest income rather than in the trading profit or loss account.

         Securities sold but not yet purchased, which represent the Corporation's obligation to deliver securities sold which were not owned at the time of sale ("short sales"), are recorded at market value.

         At December 31, 1997, the Corporation trading portfolio represented 1.2% of total assets or $222 million as compared with 1.7% or $292 million at December 31, 1996, and was composed of the following:

                                                                                    Weighted
                                                                        Amount    Average Yield
                                                                   ------------------------------
                                                                   (In thousands)
                            Mortgage-backed securities .....           $150,094       6.14%
                            Commercial paper ...............             26,588       5.70
                            US Treasury and agencies .......             32,858       5.43
                            Puerto Rico Government obligations           10,613       5.20
                            Other ..........................              2,150       6.78
                                                                    ------------------------------
                                                                       $222,303       5.94%
                                                                    ==============================

         The Corporation's trading portfolio as of December 31, 1997, was comprised primarily of securities issued by Puerto Rico entities or collateralized by real estate assets located in Puerto Rico. These usually have certain tax benefits, if purchased by residents of Puerto Rico. The prices of these securities tend to be less sensitive to changes in interest rates than similar securities issued by U.S. mainland entities, because of tax treatment for Puerto Rico investors. Recent changes to local tax laws in Puerto Rico have decreased the supply of some types of tax-advantaged investments, thereby reducing the sensitivity of a portion of the Corporation's securities portfolio to changes in interest rates.

TABLE K
Interest Rate Sensitivity




                                                                         As of December 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                          By Repricing Dates
                                          -------------------------------------------------------------------------------
                                                                              After           After
                                                             Within        three months     six months
                                               0-30          31-90          but within      but within         After one
(Dollars in thousands)                         days           days          six months       one year             year
-------------------------------------------------------------------------------------------------------------------------
Assets:
Federal funds sold and
  securities purchased under
  agreements to resell ................   $    485,184    $    310,595     $      7,024
Short-term interest bearing
  deposits in other banks .............         11,187             100
Investment and trading securities .....      1,088,640         172,295          433,769     $    245,689     $  3,929,908
Loans .................................      3,400,811         556,864          503,157        1,008,750        5,907,025
Other assets ..........................
                                             ----------------------------------------------------------------------------
    Total .............................      4,985,822       1,039,854          943,950        1,254,439        9,836,933
                                             ----------------------------------------------------------------------------
Liabilities and stockholders' equity:
Savings, NOW and money market
  accounts ............................        703,405          66,828                                          4,172,249
Other time deposits ...................      1,161,381         846,091          803,395          501,099          948,302
Federal funds purchased and securities
  sold under agreements to repurchase .      2,172,914         271,915           87,500           10,000          181,000
Other short-term borrowings ...........        486,968         330,922          195,536          233,866           40,143
Notes payable .........................        234,439         280,318           23,000           40,500          825,439
Subordinated notes and capital
   securities .........................                                                                           275,000
Non-interest bearing deposits .........
Other non-interest bearing liabilities
Stockholders' equity ..................
                                             ----------------------------------------------------------------------------
    Total .............................      4,759,107       1,796,074        1,109,431          785,465        6,442,133
                                             ----------------------------------------------------------------------------

Off-balance sheet financial instruments         40,000         160,000                           (25,000)        (175,000)
Interest rate sensitive gap ...........        266,715        (596,220)        (165,481)         443,974        3,219,800
Cumulative interest rate
  sensitive gap .......................        266,715        (329,505)        (494,986)         (51,012)       3,168,788
Cumulative sensitive gap to
  earning assets ......................           1.48%          (1.82%)          (2.74%)          (0.28%)          17.54%
-------------------------------------------------------------------------------------------------------------------------

                                          Non-interest
                                            bearing
(Dollars in thousands)                       funds           Total
----------------------------------------------------------------------
Assets:
Federal funds sold and
  securities purchased under
  agreements to resell ................                  $    802,803
Short-term interest bearing
  deposits in other banks .............                        11,287
Investment and trading securities .....                     5,870,301
Loans .................................                    11,376,607
Other assets ..........................     $1,239,509      1,239,509
                                            -------------------------
    Total .............................      1,239,509     19,300,507
                                            -------------------------
Liabilities and stockholders' equity:
Savings, NOW and money market
  accounts ............................                     4,942,482
Other time deposits ...................                     4,260,268
Federal funds purchased and securities
  sold under agreements to repurchase .                     2,723,329
Other short-term borrowings ...........                     1,287,435
Notes payable .........................                     1,403,696
Subordinated notes and capital
   securities .........................                       275,000
Non-interest bearing deposits .........      2,546,836      2,546,836
Other non-interest bearing liabilities         358,369        358,369
Stockholders' equity ..................      1,503,092      1,503,092
                                           --------------------------
    Total .............................      4,408,297     19,300,507
                                           --------------------------
Off-balance sheet financial instruments
Interest rate sensitive gap ...........
Cumulative interest rate
  sensitive gap .......................
Cumulative sensitive gap to
  earning assets ......................
---------------------------------------------------------------------

INTEREST RATE RISK

         Various techniques are employed to assess the degree of interest rate risk in the Corporation. These include static gap analysis, simulations and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration.

         Gap analysis measures the volume of assets and liabilities at a point in time and their repricing during future time periods. The volume of assets repricing is adjusted to take into consideration the expected prepayment of certain assets such as mortgage loans and mortgage-backed securities, which can be prepaid before their contractual maturity. Deposits repricing in future periods are adjusted to take into consideration the sensitivity of non-time deposits to market rates. Since these typically reprice with a lag to movements in short-term market rates and by a lower magnitude, deposits repricing within one year include an amount of non-time deposits consistent with the historical relationship of their rates against market interest rates as measured using statistical techniques. The net balance of assets or liabilities repricing during future time periods particularly within one year is an indicator of the degree of short-term interest rate risk being assumed by the Corporation. It is subject to policy limits approved by the Board. Table K presents the Corporation's interest rate sensitivity as of December 31, 1997.

         In addition to the Corporation's static gap position, other factors which affect the future level of net interest income include, the relationship between different market rates as well as their levels, the interest rates of assets and liabilities due for repricing, and the volume and duration of new assets and liabilities booked in future periods. Simulation analysis, as further explained below, measures the impact of these factors on future net interest income, and serves as another measure of the short-term interest rate risk assumed by the Corporation. Various interest rate scenarios are utilized in simulation analysis to assess the stability of net interest income in both rising and declining rate scenarios.

         Whereas static gap and simulation analysis are useful for measuring the degree of short-term market risk assumed, duration analysis focuses on the level of longer-term market risk assumed. Duration measures the sensitivity of the market prices of assets and liabilities to changes in interest rates. It focuses on economic value, as opposed to gap and simulation analysis which consider primarily the impact on net interest income. Since duration considers the impact of rate changes on all the cash flows of assets and liabilities, it is considered a more comprehensive measure of risk than gap or simulation analysis. Duration addresses another weakness of other risk measurement methods by stating all future cash flows of assets and liabilities in terms of their present value.

         Sensitivity analysis (from here on sensitivity), is performed at the corporate level to, among other financial analysis described above, express the potential loss in future earnings resulting from selected hypothetical changes in interest rates. Sensitivity includes both trading instruments and other than trading instruments. Derivative financial instruments, specifically interest rate swaps, are also included in the sensitivity to achieve more comprehensive risk management.

         Sensitivity is calculated on a monthly basis using a simulation model which incorporates both actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are run using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. These forward looking figures of the Corporation reflect no significant changes between a most likely to occur interest rate scenario as compared with both rising and declining interest rate scenarios. The increase in net interest income on a hypothetical rising rate scenario for the next twelve months is $7.7 million and the decrease for the same period utilizing a hypothetical declining rate scenario is $5.7 million.

         Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposits decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions the management could take to respond to changes in interest rates. By their nature, these forward looking choices are only estimates and may be different from what actually occurs in the future.

         Rising and declining interest rate scenarios are estimated monthly, and are important inputs into the simulation model. These are calculated to represent the highest increase and decrease which various market rates should reflect during the following twelve months, with a 95% confidence level. This means that on average, in nineteen months out of every twenty, actual rate movements will not exceed the rising or declining rate scenario. The underlying assumption is that the movement of interest rates approaches a normal distribution and that its properties can be used to project maximum future changes in rates with a certain confidence level. The Corporation "backtests" rising and declining rate scenarios continuously to validate the confidence levels.

         As of December 1997, the simulation's rising and declining rate scenarios provided for a change of 75 basis points in the federal funds and prime rates within a 12-month period. Changes for the U.S. Treasury yield curve under rising and declining scenarios, were estimated at an average of aproximately 140 basis points. All changes for market rates estimated in the rising and declining rate scenarios exceeded 10% of their actual level as of the end of 1997, within a one-year timeframe. The maximum changes assumed for the prime rate (which is an administered rate) were 75 basis points, or 8.8% of the 8.50% level at which it ended 1997.

         During 1997, the general level of interest rates increased during the first four months while it decreased during the remainder of the year. During the first quarter, the financial markets were expecting a more restrictive monetary policy from the Federal Open Market Committee (FOMC) due to exceptionally strong economic growth and increasing levels of resource utilization rates. In March, the FOMC increased the federal funds rate 25 basis points, leaving it unchanged for the remainder of the year.

         In early 1997, the Corporation positioned its balance sheet to benefit from an increase in the general level of interest rates, but as the year progressed and interest rates started to decline, it extended the duration of the investment portfolio to address more effectively the risk posed by declining interest rates. The Corporation's net interest margin for the year, on a taxable equivalent basis, was 4.84% which represents an increase of seven basis points over that of the previous year.

     As of December 31, 1997, the Corporation had a total of $1.3 billion in mortgage-backed securities including collateralized mortgage obligations (CMO). CMOs amounted to $864 million or 66% of the mortgage-backed securities portfolio at that date. The portfolio had an estimated average life of 9.2 years and an estimated average yield to maturity of 6.41%. The average life and yield to maturity of the mortgage-backed securities portfolio is partially affected by the level of prepayments of the underlying mortgage loans. The portfolio includes securities which represent an interest in pools of mortgage loans as well as obligations (CMOs) collateralized by such securities. In most cases, the debtor of the underlying loans has the option of repaying the principal balance owed at any time.

     A decrease in the general level of interest rates usually results in a higher level of prepayments of mortgage loans, while an increase would tend to reduce the level of prepayments. The yield to maturity of mortgage-backed securities may also be affected by a change in prepayment rates. Mortgage-backed security portfolios with an aggregate unamortized premium may have a decrease in their yield to maturity in an environment of increasing prepayment speeds, whereas the yield to maturity may increase in an environment of decreasing prepayment speeds. The opposite is true in the case of portfolios with aggregate discounts. The mortgage-backed securities portfolio of the Corporation had an aggregate premium of $3.9 million, as of December 31, 1997.

     Derivatives are used, to a limited extent, by the Corporation with the primary objective of controlling exposures to market risk. The primary instruments used include exchange-traded futures contracts and interest rate swaps. Financial futures are used primarily for hedging the cost of future debt issuances as well as protecting the value of assets from market risk. Interest rate swaps are used primarily to synthetically increase the duration of borrowings. The notional amount of outstanding interest rate swaps as of December 31, 1997 was $230 million, which represents an increase of $90 million compared to the end of the previous year. The following table indicates the types of derivative financial instruments the Corporation held at December 31, 1997.

                                                   -----------------------------------------
                                                                     Weighted
                                                       Notional       average        Fair
                                                       amount         rate (%)       value
                                                   -----------------------------------------
                                                                (Dollars in thousands)
              Interest rate swaps:
                 Pay floating/receive fixed  .....    $ 15,000        5.94 / 6.42    $   108
                 Pay fixed/receive floating ......     215,000        6.24 / 5.88     (1,678)
                 Interest rate swaptions .........      32,271        5.86            23,277
                 Interest rate options............      60,917                           533
                 Interest rate caps...............       3,413                            41
                 Interest rate floors.............       3,413                           (46)
                 Foreign exchange contracts ......       1,234

LIQUIDITY RISK

     The objective of the Corporation's liquidity management is to ensure the ability to raise financing for its current operations and future growth. Liquidity is a function of the ability to raise funds through borrowings in the financial markets, as well as obtain funding through the use of the Corporation's assets.

     Other objectives pursued in the Corporation's liquidity management are the diversification of funding sources and the control of interest rate risk. Management tries to diversify the sources of financing used by the Corporation in order to avoid undue reliance on any particular source. Since the duration and repricing characteristics of the Corporation's borrowings determine to a major extent the overall interest rate risk of the Corporation, they are also actively managed.

     The Corporation's assets and liabilities represent substantial sources of liquidity. Among the Corporation's assets, the investment securities and loan portfolios can be used to raise financing, while among the liabilities, various mechanisms are used to borrow funds. These include gathering retail and corporate deposits in the markets in which the Corporation competes, repurchase agreements, unsecured short-term borrowings in the U.S. money markets, commercial paper, medium term notes, bank notes and others. Notes 9 through 16 to the financial statements present details of the Corporations's deposits and borrowings by type, as of December 31, 1997 and 1996.

TABLE L
Maturity Distribution of Earning Assets


                                                                            As of December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Maturities
                                         ------------------------------------------------------------------------------------------
                                                             After one year
                                                           through five years                 After five years
                                                         --------------------------------------------------------
                                                          Fixed         Variable         Fixed        Variable
                                           One year      interest       interest        interest      interest
(In thousands)                              or less       rates          rates           rates          rates        Total
-----------------------------------------------------------------------------------------------------------------------------------
Money market securities................    $  760,160                 $   45,200      $       22     $  8,708      $   814,090

Investment and trading
  securities...........................     1,266,772    $3,465,706      458,832         525,564        43,460       5,760,334

Loans:
  Commercial...........................     2,116,970       864,377      647,453         421,179       587,430       4,637,409
  Construction.........................       184,937        39,845        4,755          13,245         7,329         250,111
  Lease financing......................       163,114       412,001                        6,812                       581,927
  Consumer.............................     1,026,818     1,856,070        7,170         183,102           104       3,073,264
      Mortgage.........................       628,176       748,463           20       1,457,183            54       2,833,896
                                           ----------------------------------------------------------------------------------------
      Total............................    $6,146,947    $7,386,462   $1,163,430      $2,607,107     $ 647,085     $17,951,031
                                           ========================================================================================

Note: Federal Reserve Bank stock, Federal Home Loan Bank stock, and other equity securities held by the Corporation are not included in this table.
-------------------------------------------------------------------------------

     The investment securities portfolio is a major source of liquidity within the Corporation's assets. It consists primarily of U.S. Treasury and Agency obligations. As of December 31, 1997, the entire portfolio totaled $5.6 billion with an average life of 3.9 years. The net unrealized gain of the portfolio at that time amounted to $45.3 million. U.S. Treasury and Agency securities amounted to $4.1 billion or 73% of the total portfolio, with an average life of
2.2 years. Securities classified available-for-sale totaled $5.2 billion or 93% of the total portfolio, and the net unrealized gain amounted to $44.5 million. As shown in Table L, $1.3 billion or 22% of the investment securities portfolio had a maturity of one year or less at the end of 1997.

     The Corporation's loan portfolio is another liquidity source since it generates substantial cash flow as a result of principal and interest payments and principal prepayments. In particular, mortgage loans and some types of consumer loans have active secondary markets and can be sold or pledged for borrowings. Also, some loans can be securitized or sold outright in the secondary markets. Table L presents a maturity distribution of the loan portfolio as of December 31, 1997. As of that date $4.1 billion or 36% of the loan portfolio matured within one year.

     Despite the increasing importance of wholesale borrowings at the Corporation, deposits are the single most important funding source. They tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates. Deposits include retail and commercial demand deposit accounts as well as time deposits and savings accounts. The Corporation has obtained substantial shares of the deposits in its principal markets, due to the extensive branch network and leadership in electronic banking. As of December 31, 1997, the Corporation's core deposits amounted to $9.7 billion or 83% of total deposits, an increase of $1.2 billion or 13.7% from the previous year. As presented in Table M, during fiscal 1997 average total deposits increased $530 million over the previous year, while average core deposits rose $579 million. The volume of the Corporation's core deposits located in continental U.S. markets increased to $2.6 billion as of December 31, 1997 from $1.9 billion as of the end of the previous year. Certificates of deposit with denominations of $100,000 and over as of December 31, 1997, totaled $2.0 billion, or 17.1% of total deposits. Their distribution by maturity was as follows:

                                                      (In thousands)
                         3 months or less...........    $1,271,197
                         3 to 6 months..............       307,860
                         6 to 12 months.............       147,748
                         over 12 months.............       286,475
                                                        ----------
                                                        $2,013,280
                                                        ==========

TABLE M
Average Total Deposits


                                                                                For the Year
-----------------------------------------------------------------------------------------------------------------------
                                                                                                              Five-Year
(In thousands)                               1997          1996            1995       1994             1993     C.G.R.
                                         ------------------------------------------------------------------------------
Private demand........................   $ 1,972,052   $ 1,726,596    $1,571,405   $1,515,158   $1,396,339      9.28%
Public demand.........................       317,248       321,249       268,317      273,565      235,323      9.53
Other non-interest bearing accounts...         4,367         5,910         5,983        6,967        3,678      2.78
                                         ------------------------------------------------------------------------------

      Non-interest bearing............     2,293,667     2,053,755     1,845,705     1,795,690   1,635,340      9.30
                                         ------------------------------------------------------------------------------
Savings accounts......................     3,393,279     3,095,898     2,913,380     2,839,300   2,492,845     10.67
NOW and money market accounts.........     1,281,298     1,148,727     1,102,593     1,133,106   1,078,075      6.04
                                         ------------------------------------------------------------------------------

      Savings deposits................     4,674,577     4,244,625     4,015,973     3,972,406   3,570,920      9.28
                                         ------------------------------------------------------------------------------
Certificates of deposit:
  Under $100,000......................     1,216,583     1,307,323     1,281,873     1,160,063   1,143,624      0.76
  $100,000 and over...................     1,865,720     1,371,928     1,034,195       590,305     498,093     29.53
  936 ................................       508,789     1,020,064       999,384     1,007,147   1,029,450    (15.81)
                                         ------------------------------------------------------------------------------
      Certificates of deposit.........     3,591,092     3,699,315     3,315,452     2,757,515   2,671,167      4.47
                                         ------------------------------------------------------------------------------
Public time...........................       215,243       238,377       175,706       177,534     124,629      6.69
Other time............................       216,978       225,724       229,315       134,081     122,829     10.78
                                         ------------------------------------------------------------------------------
      Other time deposits.............       432,221       464,101       405,021       311,615     247,458      8.63
                                         ------------------------------------------------------------------------------
      Interest bearing................     8,697,890     8,408,041     7,736,446     7,041,536   6,489,545      7.11
                                         ------------------------------------------------------------------------------
        Total                            $10,991,557   $10,461,796    $9,582,151    $8,837,226  $8,124,885      7.54%
                                         ==============================================================================


     Borrowings from institutional sources are an increasingly important source of financing for the Corporation. The Corporation's short-term borrowings include federal funds purchased, repurchase agreements and commercial paper. Federal funds purchased and repurchase agreements usually have maturities within 90 days, while commercial paper sold matures within 270 days. As of December 31, 1997, the outstanding balance of federal funds purchased, repurchase agreements and commercial paper sold amounted to $2.7 billion, an increase of $848 million as compared to the previous year.

     Long-term borrowings diversify the Corporation's funding sources and are a useful tool for adjusting the average duration of the Corporation's liabilities. These include primarily bank notes and medium term notes, which are sold to investors both directly and through a selling group of dealers. As of December 31, 1997, outstanding medium term notes and bank notes amounted to $1.4 billion, an increase of $417 million over the previous year. For information on the maturities of medium and long-term debt issued, please refer to notes 12 through 16 to the Consolidated Financial Statements.

     The Corporation's deposits and borrowings include funds from former 936 corporations. The outstanding balance of deposits and borrowings from former 936 corporations as of December 31, 1997, amounted to $1.8 billion, a decrease of $358 million as compared with the previous year. Total deposits and borrowings from former 936 corporations as of December 31, 1997, amounted to 9.9% of total liabilities, a decrease as compared with the previous year when these funds amounted to 13.7% of liabilities.

     Section 936 of the Internal Revenue Code was eliminated in 1996, in the legislation which increased the federal minimum wage. This legislation repealed the exemption from federal taxation of interest income earned from investments in financial assets issued in Puerto Rico, effective for fiscal years commencing after December 31, 1995. Since most investments by former 936 companies in financial assets issued in Puerto Rico are now subject to federal taxation, these have decreased in volume, particularly short-term investments.

     The exposure of the Corporation to short-term funds from former 936 corporations has decreased substantially since the repeal of Section 936. As of December 31, 1997, these funds maturing in less than one year amounted to $960 million which represents a decrease of 29% as compared with the previous year when the amount of these funds was $1.3 billion.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

     One of the Corporation's primary risk exposure is its credit risk, which represents the possibility of loss from a borrower's failure to perform according to the terms of a transaction. The Corporation controls and monitors this risk with policies, procedures and various levels of managerial involvement.

     The strategies utilized to manage credit risk begin with the adherence to policies and procedures established for the initial underwriting of the credit portfolio, followed by the ongoing monitoring of the portfolio, including the early identification of potential problems and their resolution. Also, the Corporation continues emphasizing the skills and experience of the credit staff and improving the processing technology. Furthermore, the Corporation has an independent Credit Review and Audit Division, which performs ongoing independent reviews of specific loans for credit quality, proper documentation and risk management purposes. This division is centralized and independent of the lending function. It also manages the credit rating system and tests the adequacy of the allowance for loan losses in accordance with generally accepted accounting principles (GAAP) and regulatory standards.

     Credit extensions are approved by credit officers of the respective lending departments. The number and level of officers approval depend on the dollar amount and risk characteristics of the credit facility. The Corporation receives collateral to support credit extensions and commitments, whenever it is considered necessary. The amount of collateral obtained is based on the credit assessment of the customer, and may include real or personal property, accounts receivable, inventory and cash on deposit.

     The Corporation's credit risk at December 31, 1997, was concentrated in its $11.4 billion loan portfolio, which represented 63% of earning assets. The loan portfolio is well-balanced as the Corporation's credit policies and procedures emphasize diversification among geographical areas, business and industry groups, to minimize the adverse impact of any single event or set of occurrences. The credit risk exposure is spread among individual consumers, small commercial loans and a diverse base of borrowers engaged in a wide variety of businesses.

     The Corporation has over 843,000 consumer loans and over 52,000 commercial lending relationships. Only 40 of these relationships have loans outstanding over $10 million. Highly leveraged transactions and credit facilities to finance speculative real estate ventures are minimal and there are no LDC loans.

     The following risk concentration categories existed at year-end.

     Geographic Risk - The asset composition of the Corporation by geographical area at December 31, 1997 and 1996 is presented in the following table:



                                                  1997                              1996

                                                        (Dollars in thousands)
                                      -----------------------------------------------------------
     Puerto Rico                      $14,189,332        73.5%            $12,386,136        73.9%
     United States                      4,616,196        23.9               3,756,526        22.4
     U.S. and British Virgin
       Islands and Latin America          494,979         2.6                 621,441         3.7
                                      -----------------------------------------------------------
                                      $19,300,507       100.0%            $16,764,103       100.0%
                                      ===========================================================


     At December 31, 1997, BPPR, the Corporation's largest subsidiary, operated 201 branches in Puerto Rico, 29 in New York, seven in the U.S. Virgin Islands and one in the British Virgin Islands. Puerto Rico's economic outlook is generally similar to that of the mainland, and the Government of the Island and its instrumentalities are all investment-grade rated borrowers in the United States capital markets. As previously discussed in the Liquidity Risk section of this financial review, in August 1996, the U.S. Congress approved legislation that repealed Section 936 of the Internal Revenue Code. The bill approved repealed the Qualified Possession Source Investment Income (QPSII) credit retroactively for taxable years beginning after December 31, 1995, while the income and wage credits are being phased-out in 10 years. No significant changes have been experienced on the general economic conditions of Puerto Rico as a result of the enactment of this law. Meanwhile, the Corporation continues diversifying its geographical risk. In 1997, the Corporation acquired Seminole National Bank, located in Florida. This banking operation operated three branches, with $19 million in loans and $23 million in deposits at acquisition date. Also in 1997, the Corporation acquired National Bancorp Inc. and CBC Bancorp, located in Illinois. These acquisitions added $261 million in loans and $408 million in deposits. In Puerto Rico, the Corporation completed the acquisition of RCB. This acquisition added $361 million in loans and $584 million in deposits. At the end of 1997, the Corporation expanded the operation to Texas with the acquisition of Houston BanCorporation, which added $39 million in loans and $41 million in deposits. Equity One, the Corporation's mortgage and consumer finance operation in the mainland, had 117 branches in 30 states and $1.2 billion in total assets at December 31, 1997, compared with 102 branches in 28 states and $1.1 billion in total assets at December 31, 1996. The following table presents the net income for 1997 and total assets as of December 31, 1997, by subsidiary:

                                                                              % of                                % of
                                                                          Consolidated                        Consolidated
                (Dollars in thousands)                    Net Income        Net Income      Total Assets         Assets
--------------------------------------------------------------------------------------------------------------------------
                Banco Popular de Puerto Rico              $178,725           85.28%         $15,179,575         78.65%
                Equity One, Inc.                            16,592            7.92            1,222,443          6.33
                Popular Leasing                              8,534            4.07              598,895          3.10
                Banco Popular, Illinois                      4,378            2.09              979,132          5.07
                Popular Securities                           2,325            1.11              651,565          3.38
                Popular Finance                              4,437            2.12              152,514          0.79
                Banco Popular, FSB                             933            0.45              338,896          1.76
                Popular Home Mortgage                        1,951            0.93              144,782          0.75
                Banco Popular, N.A. (California)               664            0.32              141,734          0.73
                Banco Popular, N.A. (Florida)               (8,861)          (4.23)              67,717          0.35
                Parent Company, other subsidiaries
                   and eliminations                           (113)          (0.06)            (176,746)        (0.91)
                                                          ----------------------------------------------------------------
                              Total                       $209,565          100.00%         $19,300,507        100.00%
                                                          ================================================================

      Consumer Credit Risk - Consumer credit risk arises from exposures to credit card receivables, home mortgages, personal loans and other installment credit facilities. At December 31, 1997, consumer and residential mortgage loans amounted to $3.1 billion and $2.8 billion, respectively, with $964 million in unused credits card lines. At December 31, 1997, the secured consumer loan portfolio was $1.4 billion or 46.2% of the total consumer portfolio.

     Industry Risk - Total commercial loans, including commercial real estate and construction loans, amounted to $4.9 billion at year-end. The Corporation's strategy to emphasize the use of collateral has resulted in a secured commercial and construction loan portfolio comprised of approximately $1.4 billion, or 28.2% of the total commercial and construction loan portfolios. These loans are secured by real estate, consisting primarily of residential, owner-occupied and income producing properties. Furthermore, commercial and construction loans secured by cash collateral totaled $206 million, or 4.2% of the commercial and construction portfolio at the end of 1997. Also, at December 31, 1997, the Corporation had $1.7 billion in unused commitments under lines of credit to commercial, industrial and agricultural concerns. Commercial and standby letters of credit totaled $73 million at December 31, 1997. There are no significant concentrations in any one industry with a substantial portion of the customers having credit needs of less than $100,000.

     Government Risk - As of December 31, 1997, $4.1 billion of the investment securities represented exposure to the U.S. Government in the form of U.S. Treasury securities and obligations of U.S. Government agencies and corporations. In addition, $90 million of residential mortgages and $375 million in commercial loans were insured or guaranteed by the U.S. Government or its agencies. The Corporation is one of the largest SBA lenders in the United States. Furthermore, there was $114 million of investment securities representing obligations of the Puerto Rico Government and political subdivisions thereof, $63 million of loans issued to or guaranteed by these same entities and $32 million of loans issued to or guaranteed by the U.S. Virgin Islands' Government.

NON-PERFORMING ASSETS

Non-performing assets consist of past due loans on which no interest income is being accrued, renegotiated loans and other real estate. As shown in Table N, as of December 31, 1997, non-performing assets amounted to $212 million or 1.87% of loans, compared with $155 million or 1.58% of total loans and $155 million or 1.79% of total loans at the end of 1996 and 1995, respectively. Non-performing loans at December 31, 1997, totaled $194 million or 1.71% of loans as compared with $145 million or 1.49% a year earlier. As of December 31, 1995, non-performing loans were $144 million or 1.67% of loans.

TABLE N
Non-Performing Assets


                                                                                As of December 31,
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                            1997              1996             1995               1994             1993
                                               -------------------------------------------------------------------------------
Commercial, industrial and
  agricultural........................         $105,880         $ 81,534         $ 87,250          $ 53,553           $ 49,517
Construction..........................            2,704            2,000            4,733             7,994              8,215
Lease financing.......................            1,569            1,599            5,606             4,027              4,429
Mortgage..............................           53,449           43,955           32,066            16,510             14,363
Consumer..............................           30,840           16,320           14,827            12,179             16,290
Renegotiated accruing loans...........                6            3,308            2,742             2,982              5,643
Other real estate.....................           18,012            6,076            7,807            10,390             12,699
                                               -------------------------------------------------------------------------------
      Total ..........................         $212,460         $154,792         $155,031          $107,635           $111,156
                                               ===============================================================================
Accruing loans past-due
  90 days or more.....................         $ 20,843         $ 12,270         $ 11,660          $ 15,012           $ 15,505
                                               ===============================================================================
Non-performing assets to loans........             1.87%            1.58%            1.79%             1.38%              1.75%
Non-performing loans to loans.........             1.71             1.49             1.67              1.21               1.46
Non-performing assets to assets.......             1.10             0.92             0.99              0.84               0.97
Interest lost.........................         $ 11,868         $  7,696         $  7,135          $  5,441           $  4,992

Note: The Corporation's policy is to place commercial and construction loans on non-accrual status if payments of principal or interest are past-due 60 days or more. Lease financing receivables and conventional residential mortgage loans are placed on non-accrual status if payments are delinquent 90 days or more. Close-end consumer loans are placed on non-accrual when they become 90 days or more past-due and are charged-off when they are 120 days past-due. Open-end consumer loans are not placed on non-accrual status and are charged-off when they are 180 days past-due. Loans past-due 90 days or more and still accruing are not considered as non-performing loans.

     The increase in non-performing assets was reflected in non-performing commercial loans, consumer loans, other real estate owned and mortgage loans which rose $24 million, $15 million, $12 million and $9 million, respectively. The rise in the commercial non-performing portfolio was principally a result of the classification as non-accrual of an $11 million commercial income-producing real estate loan in the U.S. Virgin Islands and an increase of $13 million in the U.S. banking operations of the Corporation partially related to the acquisitions, with particular emphasis on the implementation of the Corporation's more conservative non-accrual policy, as further explained below. Also, the higher loan volume was a leading factor for the increase. The aforementioned commercial loan in the U.S. Virgin Islands was subsequently collected during the first quarter of 1998. The non-performing consumer loans increased principally as a result of the higher level of personal bankruptcies which caused an increase in delinquency levels. In the non-performing mortgage loan category, Equity One reached $25 million at December 31, 1997, an increase of $7 million when compared with $18 million at the same date last year. Most of this increase relates to its continued loan growth coupled with an increased level of personal bankruptcies in the mainland. Bankruptcy filings in the U.S. during the 12-month period ended on September 30, 1997, increased 23% over the same period a year before. The other real estate category increased $6 million at Equity One and $5 million at BPPR, mostly as a result of successful collection efforts through the legal process of several real estate secured loans.

     The Corporation reports its non-performing assets on a more conservative basis than most U.S. banks. The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off when payments are delinquent 120 days. Open end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Under the standard industry practice, close-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at December 31, 1997, would have been $167 million or 1.47% of loans, and the allowance for loan losses would have been 126.9% of non-performing assets. At December 31, 1996 and 1995, adjusted non-performing assets would have

TABLE O
Allowance for Loan Losses and Selected Loan Losses Statistics


(Dollars in thousands)                             1997              1996             1995              1994              1993
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.............   $   185,574        $  168,393       $  153,798        $  133,437        $  110,714
Allowances purchased.....................        13,237               402                              3,473             1,580
Provision for loan losses................       110,607            88,839           64,558            53,788            72,892
                                            ----------------------------------------------------------------------------------
                                                309,418           257,634          218,356           190,698           185,186
                                            ----------------------------------------------------------------------------------

Losses charged to the allowance:
  Commercial.............................        55,734            38,017           34,383            27,435            29,501
  Construction...........................           600             2,369            2,046             1,794             3,060
  Lease financing........................        23,085            22,129            6,979             6,860             9,150
  Mortgage...............................         2,612             2,189            1,618             1,310               477
  Consumer...............................        65,559            43,257           33,681            29,545            35,239
                                            ----------------------------------------------------------------------------------
                                                147,590           107,961           78,707            66,944            77,427
                                            ----------------------------------------------------------------------------------
Recoveries:
  Commercial.............................        18,385            11,498            9,404             6,950             6,279
  Construction...........................           122               207              288             1,374               607
  Lease financing........................        15,890             9,749            2,342             3,514             2,081
  Mortgage...............................           356               295              243                 5                36
  Consumer...............................        15,070            14,152           16,467            18,201            16,675
                                            ----------------------------------------------------------------------------------
                                                 49,823            35,901           28,744            30,044            25,678
                                            ----------------------------------------------------------------------------------
Net loans charged-off....................        97,767            72,060           49,963            36,900            51,749
                                            ----------------------------------------------------------------------------------
Balance at end of year...................   $   211,651        $  185,574       $  168,393        $  153,798        $  133,437
                                            ==================================================================================
Loans:
  Outstanding at year end................   $11,376,607        $9,779,028       $8,677,484        $7,781,329        $6,346,922
  Average................................    10,548,207         9,210,964        8,217,834         7,107,746         5,700,069

Ratios:
  Allowance for loan losses to year
    end loans............................          1.86%             1.90%            1.94%             1.98%             2.10%
  Recoveries to charge-offs..............         33.76             33.25            36.52             44.88             33.16
Net charge-offs to average loans.........          0.93              0.78             0.61              0.52              0.91
  Net charge-offs earnings coverage......          4.04X             4.79x            5.42x             6.21x             3.96x
  Allowance for loan losses to net
    charge-offs..........................          2.16              2.58             3.37              4.17              2.58
  Provision for loan losses to:
      Net charge-offs....................          1.13              1.23             1.29              1.46              1.41
      Average loans......................          1.05%             0.96%            0.79%             0.76%             1.28%
  Allowance to non-performing assets.....         99.62            119.89           108.62            142.89            120.04
------------------------------------------------------------------------------------------------------------------------------


been $117 million or 1.19% of loans and $121 million or 1.39% of loans, respectively. The allowance for loan losses as a percentage of non-performing assets as of December 31, 1996 and 1995, would have been 159.0% and 139.6%, respectively.

     Accruing loans that are contractually past-due 90 days or more as to principal or interest, but are well-secured and in the process of collection as of December 31, 1997, amounted to $21 million as compared with $12 million in 1996 and 1995.

     Once a loan is placed in non-accrual status the interest previously accrued and uncollected is charged against current earnings and thereafter, income is recorded only to the extent of any interest collected. The interest income that would have been realized had these loans been performing in accordance with their original terms amounted to $11.9 million for 1997, compared with $7.7 million for 1996 and $7.1 million in 1995.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluations of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, prior loss experience, prevailing and projected economic conditions and loan impairment measurement. A loan is considered impaired when, based on the current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At December 31, 1997 and 1996, the portion of the allowance for loan losses related to impaired loans was $19 million and $18 million, respectively. Please refer to Notes 1 and 6 to the Consolidated Financial Statements for further information related to impaired loans.

     At December 31, 1997, the allowance for loan losses was $212 million or 1.86% of loans, compared with $186 million or 1.90% at the same date in 1996. At December 31, 1995, the allowance was $168 million or 1.94% of loans. Based on current and expected economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation continues enjoying an adequate position in its allowance for loan losses.

     Broken down by major loan categories, the allowance for the last five years was as follows:


                                                             ALLOWANCE FOR LOAN LOSSES
                                                                  AT DECEMBER 31,
                                                                  (IN MILLIONS)

                                           1997          1996            1995          1994           1993
                                         -----------------------------------------------------------------
                Commercial               $101.5        $ 91.8          $ 82.6        $ 73.8         $ 64.0
                Construction               10.6          10.5            11.0          10.8           10.6
                Lease financing             5.9           3.4             6.4           6.5            5.8
                Consumer                   82.8          69.6            60.6          56.7           52.0
                Mortgage                   10.9          10.3             7.8           6.0            1.0
                                         -----------------------------------------------------------------
                                         $211.7        $185.6          $168.4        $153.8         $133.4
                                         =================================================================


     Table O summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the past five years. As this table demonstrates, net loan losses for the year totaled $97.8 million or 0.93% of average loans, an increase of $25.7 million or 36.6% from $72.1 million or 0.78% of average loans in 1996. The rise primarily reflected higher net charge-offs in the consumer and commercial loan portfolios, partially offset by a reduction in net losses in the lease financing portfolio.

     Consumer loans net charge-offs totaled $50.5 million or 1.76% of average consumer loans for 1997, compared with $29.1 million, or 1.18% of average consumer loans for 1996. Within this category, personal loans reflected an increase of $14.3 million, from $15.6 million or 1.10% of average personal loans in 1996 to $29.9 million or 1.79% in 1997. This increase is the result of the growth of $254 million in the average personal loan portfolio together with the record breaking levels in personal bankruptcies during 1997. In addition, credit cards net losses amounted to $15.7 million or 3.08% of the average credit card portfolio as compared with $11.0 million or 2.49% in 1996.

     Commercial loans net charge-offs amounted to $37.3 million in 1997, compared with $26.5 million a year earlier. As a percentage of average commercial loans, this figure increased to 0.85% in 1997 from 0.77% in 1996. The increase in commercial loans net losses was influenced by the implementation of the Corporation's more conservative charge-off policy at the acquired banks and the portfolio growth. Net charge-offs in the mortgage portfolio totaled $2.3 million in 1997 compared with $1.9 million in 1996.

     Lease financings net charge-offs decreased $5.2 million, from $12.4 million or 2.45% of average lease financings in 1996 to $7.2 million or 1.30% in 1997, as a result of a more conservative charge-off policy implemented in 1996 by the Corporation's leasing subsidiary in Puerto Rico, which resulted in a subsequent increase in the level of recoveries in 1997 by $6.1 million, while charge-offs stabilized. However, the level of recoveries in the leasing portfolio should stabilize during 1998.

STATISTICAL SUMMARY 1993-1997                                    POPULAR, INC.
STATEMENTS OF CONDITION


                                                                                As of December 31,
(In thousands)                                                  1997             1996       1995           1994           1993
                                                            ---------------------------------------------------------------------
ASSETS
Cash and due from banks..................................   $   463,151   $   492,368   $   458,173    $   442,316    $   368,837
                                                            ---------------------------------------------------------------------
Money market investments:
   Federal funds sold and securities and mortgages
    purchased under agreements to resell.................       802,803       778,597       796,417        265,000        247,333
   Time deposits with other banks........................         9,013        19,023           100            100         15,100
   Bankers' acceptances..................................         2,274         2,656         2,202            570            259
                                                            ---------------------------------------------------------------------
                                                                814,090       800,276       798,719        265,670        262,692
                                                            ---------------------------------------------------------------------
Trading securities.......................................       222,303       292,150       330,674          1,670          3,017
                                                            ---------------------------------------------------------------------
Investment securities available-for-sale,
   at market value and at lower of cost or
   market value before 1994..............................     5,239,005     3,415,934     3,209,974        839,226        715,565
                                                            ---------------------------------------------------------------------
Investment securities held-to-maturity, at cost                 408,993     1,197,066     1,651,344      2,955,911      3,329,798
                                                            ---------------------------------------------------------------------
Loans held-for-sale......................................       265,204       255,129       112,806         10,296
                                                            ---------------------------------------------------------------------
Loans....................................................    11,457,675     9,854,911     8,883,963      8,066,954      6,655,072
        Less-Unearned income.............................       346,272       331,012       319,285        295,921        308,150
             Allowance for loan losses...................       211,651       185,574       168,393        153,798        133,437
                                                            ---------------------------------------------------------------------
                                                             10,899,752     9,338,325     8,396,285      7,617,235      6,213,485
                                                            ---------------------------------------------------------------------

Premises and equipment...................................       364,892       356,697       325,203        324,160        298,089
Other real estate........................................        18,012         6,076         7,807         10,390         12,699
Customers' liabilities on acceptances....................         1,801         3,100         2,208            902          1,392
Accrued income receivable................................       118,677        95,487       113,539         78,765         79,285
Other assets.............................................       252,040       380,247       125,742        103,088         95,763
Intangible assets........................................       232,587       131,248       142,977        128,729        132,746
                                                            ---------------------------------------------------------------------
                                                            $19,300,507   $16,764,103   $15,675,451    $12,778,358    $11,513,368
                                                            =====================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
    Non-interest bearing ................................   $ 2,546,836   $ 2,330,704   $ 2,021,658    $ 1,949,244    $ 1,848,859
    Interest bearing ....................................     9,202,750     8,432,571     7,855,004      7,063,191      6,673,799
                                                            ---------------------------------------------------------------------
                                                             11,749,586    10,763,275     9,876,662      9,012,435      8,522,658
   Federal funds purchased and securities
    sold under agreements to repurchase..................     2,723,329     1,875,465     3,000,878      1,438,038        951,733
   Other short-term borrowings...........................     1,287,435     1,404,006       454,707        573,841        664,173
   Notes payable.........................................     1,403,696       986,713       730,428        459,524        253,855
   Senior debentures.....................................                      30,000        30,000         30,000         30,000
   Acceptances outstanding...............................         1,801         3,100         2,208            902          1,392
   Other liabilities.....................................       356,568       314,012       263,871        211,195        182,362

                                                             17,522,415    15,376,571    14,358,754     11,725,935     10,606,173
                                                            ---------------------------------------------------------------------
    Subordinated notes...................................       125,000       125,000       175,000         50,000         62,000
                                                            ---------------------------------------------------------------------
    Preferred stock of Banco Popular.....................                                                                  11,000
                                                            ---------------------------------------------------------------------
Preferred beneficial interest in Popular North
      America's junior subordinated deferrable
      interest debentures guaranteed by the
      Corporation........................................       150,000
                                                            ---------------------------------------------------------------------
Stockholders' equity:
   Preferred stock.......................................       100,000       100,000       100,000        100,000
   Common stock..........................................       412,029       396,531       197,692        197,029        196,395
   Surplus...............................................       602,023       496,582       427,282        409,445        386,622
   Retained earnings.....................................       395,253       267,719       350,480        272,458        208,607
   Treasury stock - at cost..............................       (39,559)
   Unrealized gains (losses) on investment...............
   securities available-for-sale, net of deferred taxes..        33,346         1,700        16,243        (19,366)
   Capital reserves......................................                                    50,000         42,857         42,571
                                                            ---------------------------------------------------------------------
                                                              1,503,092     1,262,532     1,141,697      1,002,423        834,195
                                                            ---------------------------------------------------------------------
                                                            $19,300,507   $16,764,103   $15,675,451    $12,778,358    $11,513,368
                                                            =====================================================================

STATISTICAL SUMMARY 1993-1997                                     POPULAR, INC.
STATEMENTS OF INCOME


                                                                             For the year ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per common share
  information)                                           1997             1996            1995             1994          1993
                                                     --------------------------------------------------------------------------
INTEREST INCOME:
Loans..........................................      $1,080,408        $ 924,076       $ 813,137         $667,047      $549,388
Money market investments.......................          33,923           46,697          23,077            5,186         6,434
Investment securities..........................         358,736          280,610         259,941          214,611       215,944
Trading account securities.....................          18,236           21,470           9,652              297           370
                                                     --------------------------------------------------------------------------

   Total interest income.......................       1,491,303        1,272,853       1,105,807          887,141       772,136
Less - Interest expense........................         707,348          591,540         521,624          351,633       280,008
                                                     --------------------------------------------------------------------------

   Net interest income.........................         783,955          681,313         584,183          535,508       492,128
Provision for loan losses......................         110,607           88,839          64,558           53,788        72,892
                                                     --------------------------------------------------------------------------
   Net interest income after provision
     for loan losses...........................         673,348          592,474         519,625          481,720       419,236
Gain on sale of investment securities..........           2,268            3,094           5,368              224           864
Trading account profit ........................           3,934              108           1,785              227           554
All other operating income.....................         241,396          202,270         166,185          140,852       123,762
                                                     --------------------------------------------------------------------------

                                                        920,946          797,946         692,963          623,023       544,416
                                                     --------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs................................         306,893          273,247         249,075          225,747       215,911
All other operating expenses...................         330,027          268,672         237,758          222,099       196,365
                                                     --------------------------------------------------------------------------
                                                        636,920          541,919         486,833          447,846       412,276
                                                     --------------------------------------------------------------------------
Income before tax, dividends on preferred
   stock of BPPR and cumulative
   effect of accounting changes................         284,026          256,027         206,130          175,177       132,140
Income tax.....................................          74,461           70,877          59,769           50,043        28,151
                                                     --------------------------------------------------------------------------
Income before dividends on preferred
   stock of BPPR and cumulative
   effect of accounting changes................         209,565          185,150         146,361          125,134       103,989
Dividends on preferred stock of BPPR...........                                                               385           770
Income before cumulative effect of
   accounting changes..........................         209,565          185,150         146,361          124,749       103,219
Cumulative effect of accounting changes........                                                                           6,185
                                                     --------------------------------------------------------------------------
NET INCOME.....................................      $  209,565        $ 185,150       $ 146,361         $124,749      $109,404
                                                     ==========================================================================
NET INCOME APPLICABLE TO COMMON STOCK..........      $  201,215        $ 176,800       $ 138,011         $120,504      $109,404
                                                     ==========================================================================
EARNINGS PER COMMON SHARE*
   Before effect of accounting changes.........      $     3.00        $    2.68       $    2.10         $   1.84      $   1.58
                                                     ==========================================================================
   Net income..................................      $     3.00        $    2.68       $    2.10         $   1.84      $   1.67
                                                     ==========================================================================
Dividends declared on common stock:
Cash dividends per common share outstanding....      $     0.80        $    0.69       $    0.58         $   0.50      $   0.45
                                                     ==========================================================================

*The average common shares used in the computation of earnings and cash dividend per common share were 67,018,482 for 1997; 66,022,312 for 1996; 65,816,300 for
 1995; 65,596,486 for 1994; and 65,402,472 for 1993.

STATISTICAL SUMMARY 1993-1997
AVERAGE BALANCE SHEET AND SUMMARY OF NET INTEREST INCOME

ON A TAXABLE EQUIVALENT BASIS*


-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                1997                                1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE                   AVERAGE   Average                       Average
                                                      BALANCE       INTEREST      RATE    Balance        Interest        Rate
                                                      -----------------------------------------------------------------------------
ASSETS
Interest earning assets:
   Federal funds sold and securities and
    mortgages purchased under agreements
    to resell.......................................  $   595,715   $   31,504    5.29%   $   878,138    $   45,704       5.20%
  Time deposits with other banks....................       34,271        2,181    6.36         12,562           770       6.13
  Bankers' acceptances..............................        2,463          238    9.66          2,202           223      10.13
                                                      -----------------------------------------------------------------------------
    Total money market investments..................      632,449       33,923    5.36        892,902        46,697       5.23
                                                      -----------------------------------------------------------------------------
  U.S. Treasury securities..........................    3,553,347      249,739    7.03      3,198,912       222,520       6.96
  Obligations of other U.S. Government
    agencies and corporations.......................      967,973       69,709    7.20        531,711        34,725       6.53
  Obligations of Puerto Rico, States and
    political subdivisions..........................      141,625        9,716    6.86        231,363        11,224       4.85
  Collateralized mortgage obligations and
    mortgage-backed securities......................    1,150,214       72,245    6.28        772,278        46,434       6.01
  Other   ..........................................      114,201        7,718    6.76         95,985         5,483       5.71
                                                      -----------------------------------------------------------------------------
      Total investment securities...................    5,927,360      409,127    6.90      4,830,249       320,386       6.63
                                                      -----------------------------------------------------------------------------
Trading account securities..........................      301,618       19,770    6.55        372,196        23,004       6.18
                                                      -----------------------------------------------------------------------------
Loans (net of unearned income)......................   10,548,207    1,087,466   10.31      9,210,964       930,891      10.11
                                                      -----------------------------------------------------------------------------
      Total interest earning assets/
        Interest income.............................   17,409,634   $1,550,286    8.90%    15,306,311    $1,320,978       8.63%
                                                      -----------------------------------------------------------------------------
      Total non-interest earning assets.............    1,009,510                             994,771
                                                      -----------------------------------------------------------------------------
      TOTAL ASSETS..................................  $18,419,144                         $16,301,082
                                                      =============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:.......................
    Savings and NOW accounts........................  $ 4,674,577   $  147,321    3.15%   $ 4,244,625    $  131,499       3.10%
  Other time deposits...............................    4,023,313      219,207    5.45      4,163,416       218,722       5.25
   Short-term borrowings............................    4,280,900      237,738    5.55      3,464,892       184,682       5.33
   Mortgages and notes payable......................    1,345,650       83,936    6.24        757,604        46,417       6.13
   Subordinated notes...............................      125,000        8,558    6.85        147,951        10,220       6.91
   Guaranteed preferred beneficial interest in
     Popular North America's subordinated
     debentures.....................................      122,877       10,588    8.62
                                                      -----------------------------------------------------------------------------
       Total interest bearing liabilities/
         Interest expense...........................   14,572,317      707,348    4.85     12,778,488       591,540       4.63
                                                      -----------------------------------------------------------------------------
       Total non-interest bearing liabilities.......    2,475,843                           2,328,083
                                                      -----------------------------------------------------------------------------
       Total liabilities............................   17,048,160                          15,106,571
                                                      -----------------------------------------------------------------------------
   Preferred stock of BPPR..........................
                                                      -----------------------------------------------------------------------------
Stockholders' equity................................    1,370,984                           1,194,511
                                                      -----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $18,419,144                         $16,301,082
                                                      =============================================================================
Net interest income on a taxable
  equivalent basis..................................                $  842,938                           $  729,438
                                                      -----------------------------------------------------------------------------
Cost of funding earning assets......................                              4.06%                                   3.86%
                                                      -----------------------------------------------------------------------------
Net interest yield..................................                              4.84%                                   4.77%
                                                      =============================================================================
    Effect of the taxable equivalent adjustment.....                    58,983                               48,125
                                                      -----------------------------------------------------------------------------
Net interest income per books.......................                $  783,955                           $  618,313
                                                      =============================================================================

* Shows the effect of the tax exempt status of some loans and investments on their yield, using the applicable statutory income tax rates. The computation considers the interest expense disallowance as required by the Puerto Rico Internal Revenue Code. This adjustment is shown in order to compare the yields of the tax exempt and taxable assets on a taxable basis.

  Note: Average loan balances include the average balance of non-accruing loans. No interest income is recognized for these loans in accordance with the Corporation's policy.

                                                                  POPULAR, INC.

-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                   1995                                  1994                                         1993
-----------------------------------------------------------------------------------------------------------------------
    Average                    Average     Average                  Average         Average                     Average
    Balance       Interest      Rate       Balance      Interest     Rate           Balance         Interest      Rate
-----------------------------------------------------------------------------------------------------------------------
$   399,413    $   22,823       5.71%   $   114,215    $  4,858       4.25%      $   117,095       $  4,115        3.51%
      2,661           165       6.20          4,916         300       6.10            57,845          2,259        3.91
        941            89       9.46            332          28       8.43               871             60        6.89
-----------------------------------------------------------------------------------------------------------------------
    403,015        23,077       5.73        119,463       5,186       4.34           175,811          6,434        3.66
-----------------------------------------------------------------------------------------------------------------------
  2,893,797       197,554       6.83      2,657,975     164,102       6.17         2,985,634        202,695        6.79

    428,563        30,912       7.21        526,687      33,969       6.45           274,821         18,033        6.56

    247,176        14,798       5.99        259,534      14,074       5.42           227,784         14,253        6.26

    727,175        47,191       6.49
    171,013         6,491       3.80        712,972      37,535       5.26           523,224         26,944        5.15
-----------------------------------------------------------------------------------------------------------------------
  4,467,724       296,946       6.65      4,157,168     249,680       6.01         4,011,463        261,925        6.53
-----------------------------------------------------------------------------------------------------------------------
    155,597         9,831       6.32          5,303         368       6.94             7,319            449        6.13
-----------------------------------------------------------------------------------------------------------------------
  8,217,834       820,003       9.98      7,107,746     672,974       9.47         5,700,069        555,671        9.75
-----------------------------------------------------------------------------------------------------------------------

 13,244,170    $1,149,857       8.68%    11,389,680    $928,208       8.15%        9,894,662       $824,479        8.33%
-----------------------------------------------------------------------------------------------------------------------
    874,013                                 835,850                                  789,091
-----------------------------------------------------------------------------------------------------------------------
$14,118,183                             $12,225,530                              $10,683,753
=======================================================================================================================


$ 4,015,973    $  126,548       3.15%   $ 3,972,406    $116,858       2.94%      $ 3,570,920       $107,454        3.01%
  3,720,473       203,235       5.46      3,069,130     130,868       4.26         2,918,625        111,994        3.84
  2,600,246       141,522       5.44      1,856,649      77,537       4.18         1,337,970         42,392        3.17
    598,027        46,149       7.72        376,570      22,420       5.95           195,522         12,801        6.55
     56,850         4,170       7.34         56,082       3,950       7.04            73,967          5,367        7.26


-----------------------------------------------------------------------------------------------------------------------

 10,991,569       521,624       4.75      9,330,837     351,633       3.77         8,097,004        280,008        3.46
-----------------------------------------------------------------------------------------------------------------------
  2,056,132                               1,964,399                                1,782,748
-----------------------------------------------------------------------------------------------------------------------
 13,047,701                              11,295,236                                9,879,752
-----------------------------------------------------------------------------------------------------------------------
                                              5,425                                   11,000
-----------------------------------------------------------------------------------------------------------------------

  1,070,482                                 924,869                                  793,001
-----------------------------------------------------------------------------------------------------------------------
$14,118,183                             $12,225,530                              $10,683,753
=======================================================================================================================

               $  628,233                              $576,575                                    $544,471
-----------------------------------------------------------------------------------------------------------------------
                                3.94%                                 3.09%                                        2.83%
-----------------------------------------------------------------------------------------------------------------------
                                4.74%                                 5.06%                                        5.50%
=======================================================================================================================
                   44,050                                41,067                                      52,343
-----------------------------------------------------------------------------------------------------------------------
               $  584,183                              $535,508                                    $492,128
=======================================================================================================================

STATISTICAL SUMMARY 1995-1997                                      POPULAR, INC.
QUARTERLY FINANCIAL DATA

                                                1997                                             1996
--------------------------------------------------------------------------------------------------------
                               FOURTH      THIRD      SECOND         FIRST        Fourth         Third
                               QUARTER    QUARTER     QUARTER       QUARTER       Quarter       Quarter
--------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
(In thousands, except per
common share information)
Interest income ............   $404,619    $393,414    $359,005    $ 334,265     $ 332,854     $327,097
Interest expense ...........    194,919     190,409     168,399      153,621       154,445      154,861
                               ------------------------------------------------------------------------
  Net interest income ......    209,700     203,005     190,606      180,644       178,409      172,236
Provision for loan
  losses ...................     31,657      29,849      25,413       23,688        23,458       22,436
Non-interest income ........     68,684      65,790      54,941       55,915        55,291       46,488
Gain (loss) on sale of
  investment securities ....      2,122         519       1,286       (1,659)       (2,525)       4,911
Non-interest expense .......    175,408     167,341     152,046      142,125       143,923      135,453
                               ------------------------------------------------------------------------
Income before income
  tax ......................     73,441      72,124      69,374       69,087        63,794       65,746
Income taxes ...............     18,119      18,511      18,283       19,548        16,114       19,473
                               ------------------------------------------------------------------------

Net income .................   $ 55,322    $ 53,613    $ 51,091    $  49,539     $  47,680     $ 46,273
                               ========================================================================

Net income applicable
  to common stock ..........   $ 53,234    $ 51,526    $ 49,003    $  47,452     $  45,593     $ 44,186
                               ========================================================================

Net income per
    common  share ..........   $   0.78    $   0.76    $   0.74    $    0.72     $    0.69     $   0.67
                               ------------------------------------------------------------------------

SELECTED AVERAGE BALANCES
(In millions)
Total assets ...............   $ 19,745    $ 19,348    $ 17,625    $  16,917     $  16,852     $ 16,796
Loans ......................     11,196      11,034      10,164        9,778         9,668        9,387
Interest earning assets ....     18,698      18,315      16,729       15,856        15,794       15,769
Deposits ...................     11,536      11,318      10,620       10,477        10,767       10,548
Interest bearing liabilities     15,717      15,639      13,737       13,147        13,145       13,285
                               ------------------------------------------------------------------------

SELECTED RATIOS
Return on assets ...........       1.11%       1.10%       1.16%        1.19%         1.13%        1.10%
Return on equity ...........      15.56       15.46       16.07        16.32         15.76        15.94



                                1996                                  1995
-------------------------------------------------------------------------------------------------------
                               Second      First       Fourth        Third         Second       First
                               Quarter     Quarter     Quarter      Quarter        Quarter     Quarter
-------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
(In thousands, except per
common share information)
Interest income ............   $309,975    $302,927    $298,311    $ 288,459     $ 268,818     $250,219
Interest expense ...........    141,767     140,467     142,191      140,044       126,698      112,691
                               ------------------------------------------------------------------------
  Net interest income ......    168,208     162,460     156,120      148,415       142,120      137,528
Provision for loan
  losses ...................     21,672      21,273      21,227       18,987        12,646       11,698
Non-interest income ........     49,335      51,263      45,276       44,881        40,306       37,507
Gain (loss) on sale of
  investment securities ....        (20)        729       3,306        1,950            66           46
Non-interest expense .......    131,844     130,699     124,197      119,596       124,722      118,318
                                -----------------------------------------------------------------------
Income before income
  tax ......................     64,007      62,480      59,278       56,663        45,124       45,065
Income taxes ...............     17,952      17,338      19,026       18,356        11,063       11,324
                                 ----------------------------------------------------------------------

Net income .................   $ 46,055    $ 45,142    $ 40,252    $  38,307     $  34,061     $ 33,741
                               ========================================================================

Net income applicable
  to common stock ..........   $ 43,967    $ 43,055    $ 38,164    $  36,220     $  31,973     $ 31,654
                               ========================================================================

Net income per
    common  share ..........   $   0.67    $   0.65    $   0.58    $    0.55     $    0.49     $   0.48
                               ------------------------------------------------------------------------

SELECTED AVERAGE BALANCES
(In millions)
Total assets ...............   $ 15,988    $ 15,557    $ 15,183    $  14,709     $  13,616     $ 12,934
Loans ......................      9,033       8,749       8,548        8,360         8,090        7,864
Interest earning assets ....     15,020      14,631      14,276       13,788        12,815       12,068
Deposits ...................     10,474      10,055       9,848        9,614         9,615        9,245
Interest bearing liabilities     12,464      12,210      11,912       11,596        10,552        9,871
                               ------------------------------------------------------------------------

SELECTED RATIOS
Return on assets ...........       1.16%       1.17%       1.05%        1.03%         1.00%        1.06%
Return on equity ...........      16.56       16.39       14.82        14.55         13.47        13.96

GLOSSARY OF TERMS

936 CORPORATIONS - Subsidiaries of U.S. firms operating in Puerto Rico and other offshore areas under Section 936 of the U.S. Internal Revenue Code. Section 936 provided certain tax benefits on Puerto Rico source earnings from the active conduct of a trade or business or from qualified investments. In August 1996, the U.S. Congress repealed Section 936 with a phase-out period of 10 years on the credit from earnings from active conduct of trade or business and repealed the exemption on qualified investment income.

936 DEPOSITS - Funds of 936 corporations deposited in banks usually in the form of time deposits. The restriction that these funds must be reinvested in eligible assets, if income derived from them was to be considered tax-exempt for U.S. and Puerto Rico's Industrial Incentive Act purposes, used to lower the rate on these funds as compared with interest rates paid on similar deposits. In August 1996, the U.S. Congress approved legislation that repealed the federal tax exemption on these funds, effective July 1, 1996, for taxable years beginning after December 31, 1995.

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

ELIGIBLE ACTIVITIES - Loans, investments and other authorized uses of funds deposited by 936 Corporations, required by the related regulation, to promote activity in certain economic areas.

GAP - The difference that exists at a specific period of time between the maturities or repricing terms of interest-sensitive assets and interest-sensitive liabilities.

INTEREST-BEARING LIABILITIES - Liabilities on which interest is paid such as saving deposits, certificates of deposit, other time deposits, borrowings, subordinated notes and capital securities.

INTEREST-SENSITIVE ASSETS/LIABILITIES - Interest-earning assets/interest-bearing liabilities for which interest rates are adjustable within a specified time period due to maturity or contractual arrangements.

LEVERAGE RATIO - Ratio adopted by the Federal Reserve System to assist in the assessment of the capital adequacy of state member banks. This ratio is calculated by dividing Tier I capital by quarterly average assets. The quarterly average assets are reduced by goodwill, any other intangible asset deducted from Tier I capital and the disallowed portion of deferred tax assets.

LIQUIDITY - A combination of assets that assures currently available supplies of funds necessary to meet deposit withdrawals, loan demand and repayment of borrowings as they become due. The need for liquid funds is normally satisfied from daily operations and the maturity management of money market investments and investment securities as well as from available sources of financing.

NET CHARGE-OFFS - The amount of loans written-off as uncollectible, net of the recovery of loans previously written-off.

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

RISK-BASED CAPITAL - Guidelines for the regulatory measurement of capital adequacy. These guidelines set forth how capital is to be measured and how total assets are to be risk-adjusted. Total risk-adjusted assets include assets and off-balance sheet items adjusted by the appropriate credit risk category, based on the type of obligor or, where relevant, the guarantor, or the nature of the collateral.

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

REPORT OF INDEPENDENT ACCOUNTANTS

San Juan, Puerto Rico

February 20, 1998

To the Board of Directors
and Stockholders of
Popular, Inc.

In our opinion, the accompanying consolidated statements of condition and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Popular, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ Price Waterhouse

Price Waterhouse

Stamp  1457872 of the P.R.
Society of Certified Public
Accountants has been affixed
to the file copy of this report.

CONSOLIDATED STATEMENTS OF CONDITION                               POPULAR, INC.

                                                                                            December 31,
                                                                                   ----------------------------
                                                                                          1997           1996
---------------------------------------------------------------------------------------------------------------
              (Dollars in thousands, except per share information)
ASSETS
Cash and due from banks ........................................................   $    463,151    $   492,368
                                                                                   ---------------------------
Money market investments:
   Federal funds sold and securities and mortgages purchased under
    agreements to resell .......................................................        802,803        778,597
   Time deposits with other banks ..............................................          9,013         19,023
   Bankers' acceptances ........................................................          2,274          2,656
                                                                                   ---------------------------
                                                                                        814,090        800,276
                                                                                   ---------------------------
Trading securities, at market value ............................................        222,303        292,150
                                                                                   ---------------------------
Investment securities available-for-sale, at market value ......................      5,239,005      3,415,934
                                                                                   ---------------------------
Investment securities held-to-maturity, at cost (market value $409,798;
   1996 - $1,197,641) ..........................................................        408,993      1,197,066
                                                                                   ---------------------------
Loans held-for-sale ............................................................        265,204        255,129
                                                                                   ---------------------------
Loans ..........................................................................     11,457,675      9,854,911
   Less - Unearned income ......................................................        346,272        331,012
          Allowance for loan losses ............................................        211,651        185,574
                                                                                   ---------------------------
                                                                                     10,899,752      9,338,325
                                                                                   ---------------------------
Premises and equipment .........................................................        364,892        356,697
Other real estate ..............................................................         18,012          6,076
Customers' liabilities on acceptances ..........................................          1,801          3,100
Accrued income receivable ......................................................        118,677         95,487
Other assets ...................................................................        252,040        380,247
Intangible assets ..............................................................        232,587        131,248
                                                                                   ---------------------------
                                                                                   $ 19,300,507    $16,764,103
                                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
    Non-interest bearing .......................................................   $  2,546,836    $ 2,330,704
    Interest bearing ...........................................................      9,202,750      8,432,571
                                                                                   ---------------------------
                                                                                     11,749,586     10,763,275
   Federal funds purchased and securities sold under agreements to repurchase ..      2,723,329      1,875,465
   Other short-term borrowings .................................................      1,287,435      1,404,006
   Notes payable ...............................................................      1,403,696        986,713
   Senior debentures ...........................................................                        30,000
   Acceptances outstanding .....................................................          1,801          3,100
   Other liabilities ...........................................................        356,568        314,012
                                                                                   ---------------------------
                                                                                     17,522,415     15,376,571
                                                                                   ---------------------------
   Subordinated notes ..........................................................        125,000        125,000
                                                                                   ---------------------------
   Preferred beneficial interest in Popular North America's junior subordinated
      deferrable interest debentures guaranteed by the Corporation .............        150,000
                                                                                   ---------------------------
Stockholders' equity:
   Preferred stock, $25 liquidation value; 10,000,000 shares authorized;
    4,000,000 issued and outstanding ...........................................        100,000        100,000
   Common stock, $6 par value; authorized 180,000,000 shares;
    issued and outstanding 67,682,704 (1996 - 66,088,506) ......................        412,029        396,531
   Surplus .....................................................................        602,023        496,582
   Retained earnings ...........................................................        395,253        267,719
   Treasury stock-at cost ......................................................        (39,559)
   Unrealized gains on investment securities available-for-sale, net of deferred
    taxes of $11,180 (1996 - $1,490) ...........................................         33,346          1,700
                                                                                   ---------------------------
                                                                                      1,503,092      1,262,532
                                                                                   ---------------------------
                                                                                   $ 19,300,507    $16,764,103
                                                                                   ===========================

   The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                                 POPULAR, INC.

                                                                          Year ended December 31,
                                                                -----------------------------------------
                                                                    1997           1996           1995
---------------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share information)

INTEREST INCOME:
  Loans ....................................................    $1,080,408     $  924,076     $  813,137
  Money market investments .................................        33,923         46,697         23,077
  Investment securities ....................................       358,736        280,610        259,941
  Trading securities .......................................        18,236         21,470          9,652
                                                                -----------------------------------------
                                                                 1,491,303      1,272,853      1,105,807
                                                                -----------------------------------------
INTEREST EXPENSE:
  Deposits .................................................       366,528        350,221        329,783
  Short-term borrowings ....................................       237,738        184,682        141,522
  Long-term debt ...........................................       103,082         56,637         50,319
                                                                -----------------------------------------
                                                                   707,348        591,540        521,624
                                                                -----------------------------------------
Net interest income ........................................       783,955        681,313        584,183
  Provision for loan losses ..................................     110,607         88,839         64,558
                                                                -----------------------------------------

Net interest income after provision for loan losses ........       673,348        592,474        519,625
  Service charges on deposit accounts ......................        94,141         85,846         78,607
  Other service fees .......................................        98,650         77,071         63,725
  Gain on sale of investment securities ....................         2,268          3,094          5,368
  Trading account profit ...................................         3,934            108          1,785
  Other operating income ...................................        48,605         39,353         23,853
                                                                -----------------------------------------
                                                                   920,946        797,946        692,963
                                                                -----------------------------------------

OPERATING EXPENSES:
  Personnel costs:
   Salaries ................................................       211,741        185,946        172,504
   Profit sharing ..........................................        25,684         22,692         19,003
   Pension and other benefits ..............................        69,468         64,609         57,568
                                                                -----------------------------------------
                                                                   306,893        273,247        249,075
  Net occupancy expense ....................................        39,617         36,899         32,850
  Equipment expenses .......................................        66,446         57,186         47,854
  Other taxes ..............................................        30,283         23,214         20,872
  Professional fees ........................................        46,767         36,953         28,677
  Communications ...........................................        33,325         26,470         23,106
  Business promotion .......................................        33,569         26,229         17,801
  Printing and supplies ....................................        15,539         11,964         11,069
  Other operating expenses .................................        41,607         31,703         35,325
  Amortization of intangibles ..............................        22,874         18,054         20,204
                                                                -----------------------------------------
                                                                   636,920        541,919        486,833
                                                                -----------------------------------------

Income before income tax ...................................       284,026        256,027        206,130
Income tax .................................................        74,461         70,877         59,769
                                                                -----------------------------------------
NET INCOME..................................................    $  209,565     $  185,150     $  146,361
                                                                =========================================

NEW INCOME APPLICABLE TO COMMON STOCK ......................    $  201,215     $  176,800     $  138,011
                                                                =========================================

EARNINGS PER COMMON SHARE:
   NEW INCOME ..............................................    $     3.00     $     2.68     $     2.10
                                                                =========================================


     The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   POPULAR, INC.

                                                                            Year ended December 31,
                                                                     ----------------------------------------

                                                                         1997           1996           1995
-------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................    $  209,565     $  185,150     $  146,361
                                                                     ----------------------------------------
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization of premises and equipment ...        54,523         48,481         44,448
      Provision for loan losses .................................       110,607         88,839         64,558
      Amortization of intangibles ...............................        22,874         18,054         20,204
      Gain on sale of investment securities available-for-sale ..        (2,268)        (3,094)        (5,368)
      Loss (gain) on disposition of premises and equipment ......         2,681           (123)           150
      Gain on sale of loans .....................................       (23,315)       (11,060)        (8,966)
      Amortization of premiums and accretion of discounts
        on investments ..........................................         2,746          8,538         (2,325)
      Amortization of deferred loan origination fees and costs ..        (3,019)        (3,096)         7,131
      Net  decrease (increase) in trading securities ............        69,847         38,524        (97,973)
      Increase in loans held-for-sale ...........................       (10,075)      (142,323)       (36,244)
      Net (increase) decrease in accrued income receivable ......       (15,872)        18,665        (24,378)
      Net decrease (increase) in other assets ...................       175,286       (221,070)        (8,640)
      Net increase in interest payable ..........................         6,668         11,765          2,077
      Net (decrease) increase in current and deferred taxes .....       (28,555)       (19,979)         1,410
      Net increase in postretirement benefit obligation .........         7,323          7,977          6,979
      Net increase in other liabilities .........................         4,887         29,284          6,121
                                                                     ----------------------------------------
             Total adjustments ..................................       374,338       (130,618)       (30,816)
                                                                     ----------------------------------------
             Net cash provided by operating activities ..........       583,903         54,532        115,545
                                                                     ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments ......................         9,671         11,110         44,298
  Purchases of investment securities held-to-maturity ...........   (68,040,431)   (28,849,896)   (11,665,837)
  Maturities of investment securities held-to-maturity ..........    68,835,925     29,302,469     11,754,330
  Purchases of investment securities available-for-sale .........    (8,635,781)    (5,396,828)    (1,367,401)
  Maturities of investment securities available-for-sale ........     2,191,521      2,297,528         86,379
  Sales of investment securities available-for-sale .............     5,212,194      2,896,060        286,045
  Net disbursements on loans ....................................    (1,468,552)    (1,501,808)    (1,155,497)
  Proceeds from sale of loans ...................................       521,853        515,357        244,682
  Acquisition of loan portfolios ................................       (48,481)       (16,983)       (66,922)
  Assets acquired, net of cash ..................................       (83,404)        (7,164)       (29,189)
  Acquisition of premises and equipment .........................      (120,226)       (86,162)       (51,318)
  Proceeds from sale of premises and equipment ..................        68,082          9,662          6,888
                                                                     ----------------------------------------
             Net cash used in investing activities ..............    (1,557,629)      (826,655)    (1,913,542)
                                                                     ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits ...........................       (68,957)       823,907        680,847
  Net deposits acquired .........................................                                     163,504
  Net increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase ..............       790,607     (1,125,413)       771,382
  Net (decrease) increase in other short-term borrowings ........      (116,571)       949,300       (144,028)
  Proceeds from issuance of notes payable .......................     1,246,237        423,670        258,181
  Payment of notes payable ......................................      (932,853)      (167,385)           (11)
  Payment of senior debentures ..................................       (30,000)
  Payment of subordinated notes .................................                      (50,000)
  Proceeds from issuance of Capital Securities ..................       150,000
  Proceeds from issuance of subordinated notes ..................                                     125,000
  Dividends paid ................................................       (59,037)       (51,896)       (44,521)
  Proceeds from issuance of common stock ........................         4,642          4,135          3,500
  Treasury stock acquired .......................................       (39,559)
                                                                     ----------------------------------------
             Net cash provided by financing activities ..........       944,509        806,318      1,813,854
                                                                     ----------------------------------------
Net (decrease) increase in cash and due from banks ..............       (29,217)        34,195         15,857

Cash and due from banks at beginning of period ..................       492,368        458,173        442,316
                                                                     ----------------------------------------
Cash and due from banks at end of period ........................    $  463,151     $  492,368     $  458,173
                                                                     ========================================



     The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES                                POPULAR, INC.
IN STOCKHOLDERS' EQUITY

                                                                                Year ended December 31,
                                                                     ----------------------------------------
                                                                          1997           1996           1995
--------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
PREFERRED STOCK
  Balance at beginning and end of year ..........................    $  100,000     $  100,000     $  100,000
                                                                     ----------------------------------------
COMMON STOCK
  Balance at beginning of year ..................................       396,531        197,692        197,029
  Transfer from retained earnings resulting from stock split ....                      198,004
  Common stock issued in acquisitions ...........................        14,774
  Common stock issued under Dividend Reinvestment Plan ..........           724            835            663
                                                                     ----------------------------------------
            Balance at end of year ..............................       412,029        396,531        197,692
                                                                     ----------------------------------------
SURPLUS:
  Balance at beginning of year ..................................       496,582        427,282        409,445
  Proceeds from common stock issued under
    Dividend Reinvestment Plan ..................................         3,918          3,300          2,837
  Common stock issued in acquisitions ...........................        81,523
  Transfer from retained earnings ...............................        20,000         16,000         15,000
  Transfer from capital reserves ................................                       50,000
                                                                     ----------------------------------------
             Balance at end of year .............................       602,023        496,582        427,282
                                                                     ----------------------------------------
RETAINED EARNINGS:
  Balance at beginning of year ..................................       267,719        350,480        272,458
  Net income ....................................................       209,565        185,150        146,361
  Cash dividends declared on common stock .......................       (53,681)       (45,557)       (37,846)
  Cash dividends declared on preferred stock ....................        (8,350)        (8,350)        (8,350)
  Transfer to common stock resulting from stock split ...........                     (198,004)
  Transfer to capital reserves ..................................                                      (7,143)
  Transfer to surplus ...........................................       (20,000)       (16,000)       (15,000)
                                                                     ----------------------------------------
             Balance at end of year .............................       395,253        267,719        350,480
                                                                     ----------------------------------------
UNREALIZED HOLDING GAINS (LOSSES) ON SECURITIES
  AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES:
  Balance at beginning of year ..................................         1,700         16,243        (19,366)
  Net change in the fair value of investment securities
    available-for-sale, net of deferred taxes ...................        31,646        (14,543)        35,609
                                                                     ----------------------------------------
             Balance at end of year .............................        33,346          1,700         16,243
                                                                     ----------------------------------------
TREASURY STOCK-AT COST ..........................................       (39,559)
                                                                     ----------------------------------------

CAPITAL RESERVES:
  Balance at beginning of year ..................................                       50,000         42,857
  Transfer from retained earnings ...............................                                       7,143
  Transfer to surplus ...........................................                      (50,000)
                                                                     ----------------------------------------
             Balance at end of year .............................                                      50,000
                                                                     ----------------------------------------
Total stockholders' equity ......................................    $1,503,092     $1,262,532     $1,141,697
                                                                     ========================================


     The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        POPULAR, INC.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accounting and reporting policies of Popular, Inc. (formerly BanPonce Corporation) and its subsidiaries (the Corporation) conform with generally accepted accounting principles and with general practices within the banking industry. The following is a description of the more significant of these policies:

CONSOLIDATION

     The consolidated financial statements include the accounts of Popular, Inc. and its wholly-owned subsidiaries. The following summarizes the Corporation's organization:

     -   Popular, Inc. (holding company)
         -  Banco Popular de Puerto Rico (BPPR)
                  - Popular Leasing and Rental, Inc.
                  - Popular Finance, Inc.
                  - Popular Mortgage, Inc.
         -  Popular Securities Incorporated
         -  Popular International Bank, Inc.
                  - ATH Costa Rica
                  - Popular North America, Inc.
                           - Banco Popular, N.A. (California)
                           - Banco Popular, N.A. (Florida)
                           - Banco Popular, N.A. (Texas)
                           - Banco Popular North America
                         - Banco Popular, Illinois
                                            -Popular Leasing, USA
                           - Banco Popular, FSB
                                - Equity One

     All intercompany accounts and transactions have been eliminated in consolidation.

ACQUISITIONS

     On April 30, 1997, the Corporation acquired Seminole National Bank in Sanford, Florida. At the date of acquisition, this bank operated three branches in Sanford and Orlando, with $19 million in loans and $23 million in deposits. On May 31, 1997, the Corporation acquired National Bancorp, Inc., the holding company of American Midwest Bank located in Chicago, Illinois. As part of this acquisition each outstanding share of National Bancorp, Inc. was converted into 8,678 shares of the Corporation's common stock, resulting in the issuance of 918,263 common shares. Also, on May 31, 1997, the Corporation completed the acquisition of CBC Bancorp, which had two banking subsidiaries, Capitol Bank & Trust and Capitol Bank of Westmont. These acquisitions in the State of Illinois added $261 million in loans and $408 million in deposits.

     On June 30, 1997, the Corporation completed the acquisition of Roig Commercial Bank (RCB), headquartered in Humacao, Puerto Rico. The merger agreement stipulated a payment of 50% in cash and the other 50% in common stock of Popular, Inc. Each outstanding share of RCB was converted into 5.14695 shares of the Corporation's common stock or $208.12987 in cash depending on RCB's shareholders' elections. As a result, 1,544,009 common shares of the Corporation were issued to RCB's shareholders. This acquisition added $361 million in loans and $584 million in deposits.

     On December 1, 1997, the Corporation acquired Houston Bancorporation, the holding company of Citizens National Bank. This bank operated one branch located in Houston, Texas. This acquisition added $39 million in loans and $45 million in deposits.

     In September 1996, the Corporation completed the acquisition of Banco Popular, N.A. (California), formerly Commerce National Bank, adding $23 million in loans and $63 million in deposits. At the acquisition date, this bank operated three branches located in City of Commerce, Montebello and Downey.

     All of the above acquisitions were accounted for as purchases and therefore results were included in the consolidated statements of income from the date of acquisition.

NATURE OF OPERATIONS

     Popular, Inc. is a bank holding company which provides a wide variety of financial services through its subsidiaries. BPPR, the Corporation's largest banking subsidiary, is a full-service commercial bank and Puerto Rico's largest banking institution, with a delivery system of 201 branches throughout Puerto Rico, 29 branches in New York, seven branches in the U.S. Virgin Islands and one branch in the British Virgin Islands. Banco Popular, Illinois, a banking subsidiary of Banco Popular North America, operates 13 branches in the State of Illinois, Banco Popular, N.A. (California), operates six branches in the State of California, Banco Popular, N.A. (Florida) operates six branches in the State of Florida, while Banco Popular, N.A. (Texas) operates one branch in the State of Texas. In addition, Banco Popular, FSB, a federal savings bank, operates eight branches in the State of New Jersey.

     Also, the Corporation offers consumer finance services through its subsidiaries, Equity One, Inc., Popular Mortgage, Inc. and Popular Finance, Inc. Equity One, Inc. is a diversified mortgage and consumer finance company engaged in the business of granting personal and mortgage loans and providing dealer financing through 117 offices located in 30 states in the U.S. mainland. Popular Mortgage is a mortgage loan company with three offices in Puerto Rico, and Popular Finance, Inc. is a small loan company with 44 offices in Puerto Rico.

     The Corporation is also engaged in vehicle and equipment leasing, through 10 offices in Puerto Rico operated by Popular Leasing and Rental, Inc. and equipment leasing through seven offices operated by Popular Leasing, USA. Moreover, the Corporation is engaged in investment banking and broker / dealer activities through its subsidiary Popular Securities.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRADING SECURITIES

     Financial instruments, including, to a limited extent, derivatives such as interest rate futures and options contracts, are utilized by the Corporation in trading activities and are carried at market value. In conjunction with mortgage banking activities, the Corporation records the securitization of mortgage loans held-for-sale as a sale of mortgage loans and the purchase of a mortgage-backed security classified as a trading security. Realized and unrealized changes in market values are recorded separately in the trading profit or loss account in the period in which the changes occur. Interest revenue and expense arising from trading instruments are included in the income statement as part of net interest income rather than in the trading profit or loss account.

     Securities sold but not yet purchased, which represent the Corporation's obligation to deliver securities sold which were not owned at the time of sale, are recorded at market value.

INVESTMENT SECURITIES

     The investment securities are classified in three categories and accounted for as follows:

- Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and reported at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a non-recurring or unusual event that could not have been reasonably anticipated has occurred.

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

     The amortization of premiums is deducted and the accretion of discounts is added to interest income based on the interest method over the outstanding period of the related securities. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities available-for-sale and held-to maturity are reported separately in the statement of income. The Corporation anticipates prepayments of principal in the calculation of the effective yield and average maturity for collateralized mortgage obligations and mortgage-backed securities.

RISK MANAGEMENT INSTRUMENTS

     The Corporation occasionally uses derivative financial instruments, such as interest rate caps and swaps, in the management of its interest rate exposure. These instruments are accounted for primarily on an accrual basis. Under the accrual method, interest income or expense on the derivative contract is accrued and there is no recognition of unrealized gains and losses on the derivative in the balance sheet. Premiums on option contracts are amortized to interest income or interest expense over the life of such contracts. Income and expenses arising from the instruments are recorded in the category appropriate to the related asset or liability.

     Gains and losses related to contracts that are effective hedges are deferred and recognized in income in the same period as gains and losses on the hedged item. Gains and losses on early termination of contracts that modify the characteristics of specified assets or liabilities are deferred and amortized as an adjustment to the yield of the related assets or liabilities over their remaining lives.

LOANS HELD-FOR-SALE

     Loans held-for-sale are stated at the lower of cost or market, cost being determined based on the outstanding loan balance less unearned income, and fair market value determined on an aggregate basis according to secondary market prices. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance with changes included in the determination of net income for the period in which the change occurs.

LOANS

     Loans are stated at the outstanding balance less unearned income and allowance for loan losses. Loan origination fees and costs incurred in the origination of new loans are deferred and amortized using the interest method over the life of the loan as an adjustment to interest yield. Unearned interest on lease financing and installment loans is recognized as income on a basis which results in approximate level rates of return over the term of the loans.

     Recognition of interest income on commercial and construction loans is discontinued when loans are 60 days or more in arrears on payments of principal or interest or when other factors indicate that collection of principal and interest is doubtful. Interest accrual for lease financing, conventional mortgage loans and close-end consumer loans is ceased when loans are 90 days or more past due. Loans designated as non-accruing are not returned to an accrual status until interest is received on a current basis and those factors indicative of doubtful collection cease to exist. Close-end consumer loans and leases are charged-off against the allowance for loan losses after becoming 120 days past due. Open-end (revolving credit) consumer loans are charged-off after becoming 180 days past due. Income is generally recognized on open-end loans until the loans are charged-off.

LEASE FINANCING

     The Corporation leases passenger and commercial vehicles and equipment to individual and corporate customers. The finance method of accounting is used to recognize revenue on lease contracts that meet the criteria specified in SFAS 13, "Accounting for Leases", as amended. Aggregate rentals due over the term of the leases less unearned income are included in finance lease contracts receivable. Unearned income is amortized using a method which results in approximate level rates of return on the principal amounts outstanding. Finance lease origination fees and costs are deferred and amortized over the average life of the portfolio as an adjustment to the yield.

     All other leases are accounted for under the operating method. Under this method, revenue is recognized as it becomes due under the terms of the agreement.

ALLOWANCE FOR LOAN LOSSES

     The Corporation follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses to provide for inherent losses in the loan portfolio as well as in other credit-related balance sheet and off-balance sheet financial instruments. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, results of periodic credit reviews of individual loans and financial accounting standards.

     The provision for loan losses charged to current operations is based on an evaluation of the risk characteristics of the loan portfolio and the economic conditions. Loan losses are charged and recoveries are credited to the allowance for loan losses.

     The Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience. All other loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen it is consistently applied unless there is a significant change in the financial position of the borrower. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Corporation's overall allowance for loan losses.

     Cash payments received on impaired loans are recorded in accordance with the contractual terms of the loan. The principal portion of the payment is used to reduce the principal balance of the loan, whereas the interest portion is recognized as interest income. However, when management believes the ultimate collectibility of principal is in doubt, the interest portion is then applied to principal.

MORTGAGE BANKING

     Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due. Also, the Corporation is required to foreclose on loans in the event of default by the mortgagor, and to make full payment on foreclosed loans. No asset or liability is recorded by the Corporation for mortgages serviced, except for mortgage servicing rights, advances to investors and escrow balances. Mortgage servicing rights, an intangible asset, represents the cost of acquiring the contractual right to service loans for others. Mortgage loan servicing fees, which are based on a percentage of the principal balances of the mortgages serviced, are credited to income as mortgage payments are collected.

     On January 1, 1996, the Corporation adopted SFAS 122, "Accounting for Mortgage Servicing Rights." This statement was superseded by SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" adopted by the Corporation in January 1997. This statement requires that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, whether those servicing rights are originated or purchased. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. In addition, it requires mortgage banking enterprises to assess capitalized mortgage servicing rights for impairment based on the fair value of those rights.

     To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights per stratum exceed its estimated fair value. Impairment is recognized through a valuation allowance.

     Total loans serviced were $5,400,000,000 at December 31, 1997 (1996 - $5,110,000,000). The carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $29,772,000, $36,259,000, and $14,000, respectively, at December 31, 1997.

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

     On January 1, 1996, the Corporation adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets to be disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights and deferred tax assets. For the year ended December 31, 1997, the Corporation recorded an impairment loss of $3,295,000 (1996- $700,000), as further explained in Note 8, based on the provisions of this pronouncement.

OTHER REAL ESTATE

     Other real estate comprises properties acquired through foreclosure. Upon foreclosure, the recorded amount of the loan is written-down, if required, to the appraised value less estimated costs of disposal of the real estate acquired by charging the allowance for loan losses. Subsequent to foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs of disposal. Gains or losses on the sale of these properties are credited or charged to expense of operating other real estate. The cost of maintaining and operating such properties is expensed as incurred.

INTANGIBLE ASSETS

     Intangible assets consist of goodwill and other identifiable intangible assets acquired, mainly core deposits and mortgage servicing rights. The values of core deposits, assembled work force and credit customer relationships are amortized using various methods over the periods benefited, which range from 4 to 10 years. Goodwill represents the excess of the Corporation's cost of purchased operations over the fair value of the net assets acquired and is amortized on the straight-line basis over periods ranging from 7 to 15 years.

SECURITIES SOLD/PURCHASED UNDER AGREEMENTS TO REPURCHASE/RESALE

     Repurchase and resale agreements are treated as financing transactions and are carried at the amounts at which the securities will be reacquired or resold as specified in the respective agreements. It is the Corporation's policy to take possession or control of securities purchased under resale agreements. The Corporation monitors the market value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where deemed appropriate.

INCOME TAXES

     The Corporation uses an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

EMPLOYEES' RETIREMENT PLANS

     The Corporation has trusteed, non-contributory retirement and other benefit plans covering substantially all full-time employees. Pension costs are computed on the basis of accepted actuarial methods and are charged to current operations. Net pension costs are based on various actuarial assumptions regarding future experience under the plan, which include costs for services rendered during the period, interest costs and return on plan assets, as well as deferral and amortization of certain items such as actuarial gains or losses. The funding policy is to contribute funds to the plan as necessary to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

OTHER POSTRETIREMENT BENEFIT PLANS

     The Corporation provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of postretirement benefits, which is determined based on actuarial assumptions and estimates of the costs of providing these benefits in the future, is accrued during the years that the employee renders the required service.

STOCK COMPENSATION

     On January 1, 1996, the Corporation adopted SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans. It encourages entities to adopt this method in lieu of the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock.

     BPPR provides a stock-based compensation plan for its Senior Management. It is a three-year incentive plan under which shares of stock of the Corporation are granted if long-term corporate performance and objectives are met. For the year ended December 31, 1997, the Corporation recognized an expense of $1,493,000 (1996- $837,000) related to this plan, determined on the estimated fair value of the stock.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

     In January 1997, the Corporation adopted, SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. These standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Certain provisions related with repurchase agreements, dollar-roll, securities lending, and similar transactions shall be effective for transfers of financial assets occurring after December 31, 1997. The adoption of this statements did not have a material effect on the consolidated financial statements of the Corporation.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 129, "Disclosure of Information about Capital Structure." This statement established standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. However, it contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10 and 15 and SFAS 47.

EARNINGS PER COMMON SHARE

     Earnings per common share are computed by dividing net income, reduced by dividends on preferred stock, by the weighted average number of common shares of the Corporation outstanding during the year.

     Effective in 1997, the Corporation adopted SFAS 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It simplifies the standards for computing earnings per share previously found in APB Opinion 15, "Earnings per Share," and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

STATEMENT OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

RECLASSIFICATION

     Certain minor reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of gen-eral-purpose financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The pronouncement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement affects only financial statement presentation.

     Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years. This statement affects only financial statement presentation and, therefore, management understands that its adoption will not have a material effect, if any, on the Corporation's financial position or results of operations.

NOTE 2 - CASH AND DUE FROM BANKS:

     The Corporation's subsidiary banks are required by regulatory agencies to maintain average reserve balances. The amount of those average reserve balances was approximately $375,820,000 at December 31, 1997 (1996 - $335,676,000).

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE:

     The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), weighted average yield and maturities of investment securities available-for-sale as of December 31, 1997 and 1996 (1995 - only market value is presented) were as follows:

                                                                                                     1997
                                                                      ------------------------------------------------------------
                                                                                                                           Weighted
                                                                        Amortized    Unrealized   Unrealized   Market      average
                                                                           cost        gains        losses     value        yield
                                                                      ------------------------------------------------------------
                                                                                                (In thousands)
U.S. Treasury securities (average maturity of  1 year and 11 months):
   Within 1 year..................................................    $    361,577   $   938      $    13   $  362,502      6.21%
   After 1 to 5 years.............................................       2,746,232    19,625            3    2,765,854      6.11
                                                                      ------------------------------------------------------------
                                                                         3,107,809    20,563           16    3,128,356      6.12
                                                                      ------------------------------------------------------------
Obligations of other U.S. Government agencies and
  corporations (average maturity of 4 years and 6 months):
   Within 1 year..................................................         199,100        50          169      198,981      5.73
   After 1 to 5 years.............................................         306,661     1,108          124      307,645      6.27
   After 5 to 10 years............................................         301,062       790        1,988      299,864      6.82
                                                                      ------------------------------------------------------------
                                                                           806,823     1,948        2,281      806,490      6.34
                                                                      ------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-
  divisions (average maturity of 3 years and 7 months):
   Within 1 year..................................................           9,820        33           30        9,823      5.22
   After 1 to 5 years.............................................           7,437       150           31        7,556      5.71
   After 5 to 10 years............................................          17,944       266                    18,210      6.29
   After 10 years.................................................          25,437       208           96       25,549      6.32
                                                                      ------------------------------------------------------------
                                                                            60,638       657          157       61,138      6.06
                                                                      ------------------------------------------------------------
Collateralized mortgage obligations (average maturity
  of 2 years and 4 months):
   Within 1 year..................................................         230,192       121          137      230,176      6.43
   After 1 to 5 years.............................................         510,313       293          246      510,360      6.44
   After 5 to 10 years............................................          44,424        47           32       44,439      6.43
   After 10 years.................................................          15,231         1            9       15,223      6.49
                                                                      ------------------------------------------------------------
                                                                           800,160       462          424      800,198      6.44
                                                                      ------------------------------------------------------------
Mortgage-backed securities (average maturity
  of 24 years and 8 months):
   Within 1 year.................................................           82,330       546          135       82,741      5.92
   After 1 to 5 years............................................           14,625       219           40       14,804      6.34
   After 5 to 10 years...........................................           16,360       408           14       16,754      6.96
   After 10 years................................................          280,051     5,482           61      285,472      6.78
                                                                      ------------------------------------------------------------
                                                                           393,366     6,655          250      399,771      6.59
                                                                      ------------------------------------------------------------
Equity securities (without contractual maturity).................           21,844    17,352                    39,196      3.67
                                                                      ------------------------------------------------------------
Other (average maturity of 11 years and 5 months):
   After 5 to 10 years...........................................            2,889                      2        2,887      6.50
   After 10 years................................................              950        19                       969      6.26
                                                                      ------------------------------------------------------------
                                                                             3,839        19            2        3,856      6.44
                                                                      ------------------------------------------------------------
                                                                      $  5,194,479   $47,656      $ 3,130   $5,239,005      6.23%
                                                                      ============================================================

                                                                                      1996                            1995
                                                             -------------------------------------------------------------------
                                                                                                           Weighted
                                                             Amortized  Unrealized  Unrealized   Market    average     Market
                                                             costs        gains       losses     value      yield      Value
                                                            --------------------------------------------------------------------
                                                                                   (In thousands)
U.S. Treasury securities (average maturity of
  1 year and 3 months):
  Within 1 year........................................     $  900,463  $   2,325   $      59  $   902,729     5.88%  $1,405,122
  After 1 to 5 years...................................      1,335,189      5,492       1,905    1,338,776     6.00    1,048,959
                                                            --------------------------------------------------------------------
                                                             2,235,652      7,817       1,964    2,241,505     5.96    2,454,081
                                                            --------------------------------------------------------------------
Obligations of other U.S. Government agencies and
  corporations (average maturity of 5 years and
  8 months):
    Within 1 year......................................         75,256        120          46       75,330     6.39       62,677
    After 1 to 5 years.................................         73,064        197         460       72,801     5.77      233,146
    After 5 to 10 years................................        155,231        113                  155,344     6.84        1,232
                                                            --------------------------------------------------------------------
                                                               303,551        430         506      303,475     6.47      297,055
                                                            --------------------------------------------------------------------
Obligations of Puerto Rico, States and political sub-
  divisions (average maturity of 4 years and 6 months):
    Within 1 year......................................          6,832          6           8        6,830     4.64        7,078
    After 1 to 5 years.................................         14,510        198          76       14,632     5.12       16,305
    After 5 to 10 years................................         12,695         93          90       12,698     5.36        4,166
    After 10 years.....................................            671                      9          662     5.34
                                                            --------------------------------------------------------------------
                                                                34,708        297         183       34,822     5.12       27,549
                                                            --------------------------------------------------------------------
Collateralized mortgage obligations (average maturity
  of 1 year and 10 months):
    Within 1 year......................................        101,158         16         182      100,992     6.02       35,393
    After 1 to 5 years.................................        304,987         37         645      304,379     6.11       74,518
    After 5 to 10 years................................         26,125          5           4       26,126     6.07        2,339
    After 10 years.....................................          4,593                               4,593     6.43        5,088
                                                            --------------------------------------------------------------------
                                                               436,863         58         831      436,090     6.09      117,338
                                                            --------------------------------------------------------------------
Mortgage-backed securities (average maturity
  of 21 years and 7 months):
    Within 1 year.....................................           7,391          1         223        7,169     5.59       11,592
    After 1 to 5 years................................          43,695         21       1,017       42,699     5.75       49,845
    After 5 to 10 years...............................           7,482          3         318        7,167     6.98        7,356
    After 10 years....................................         312,901        247       1,064      312,084     6.63      199,187
                                                            --------------------------------------------------------------------
                                                               371,469        272       2,622      369,119     6.51      267,980
                                                            --------------------------------------------------------------------
Equity securities (without contractual maturity)                12,145        499                   12,644     0.86       27,918
                                                            --------------------------------------------------------------------

Other (average maturity of 13 years and 2 months):
    Within 1 year.....................................             203          1                      204     8.19
    After 5 to 10 years...............................          10,103          2                   10,105     8.24       10,000
    After 10 years....................................           8,050                     80        7,970     6.90        8,053
                                                            --------------------------------------------------------------------

                                                                18,356          3          80       18,279     7.65       18,053
                                                            --------------------------------------------------------------------
                                                            $3,412,744  $   9,376   $   6,186   $3,415,934     6.06%  $3,209,974
                                                            ====================================================================

     The weighted average yield on investment securities available-for-sale is based on amortized cost, therefore it does not give effect to changes in fair value.

     The aggregate amortized cost and approximate market value of investment securities available-for-sale at December 31, 1997, by contractual or estimated maturity, are shown below:

                                             Amortized cost      Market value
                                             --------------------------------
                                                      (In thousands)
    Within 1 year........................    $   883,019           $  884,223
    After 1 to 5 years...................      3,585,268            3,606,219
    After 5 to 10 years..................        382,679              382,154
    After 10 years.......................        321,669              327,213
                                             --------------------------------
              Total .....................      5,172,635            5,199,809
    Without contractual maturity.........         21,844               39,196
                                             --------------------------------
    Total investment securities
       available-for-sale................    $ 5,194,479           $5,239,005
                                             ================================

   Proceeds from the sale of investment securities available-for-sale during 1997 were $5,212,194,000 (1996 - $2,896,060,000; 1995 - $286,045,000). Gross
realized gains and losses on those sales during the year were $6,266,000 and $3,998,000 respectively (1996 - $8,504,000 and $5,440,000; 1995 - $6,284,000 and
$916,000). The basis on which cost was determined in computing the realized gains and losses was the specific identification method.

NOTE 4 - INVESTMENT SECURITIES HELD-TO-MATURITY:

   The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), weighted average yield and maturities of investment securities held-to-maturity as of December 31, 1997 and 1996 (1995 - only amortized cost is presented) were as follows:

                                                                                      1997
                                                             --------------------------------------------------------
                                                                                                            Weighted
                                                             Amortized  Unrealized  Unrealized   Market      average
                                                                 cost      gains      losses     value       yield
                                                             --------------------------------------------------------
                                                                                      (In thousands)

Obligations of other U.S. Government
  agencies and corporations (average maturity of 2 months):
    Within 1 year .........................................  $ 156,422   $     6   $    100   $156,328       5.49%
                                                             --------------------------------------------------------
Obligations of Puerto Rico, States
  and political subdivisions (average
  maturity of 6 years and 9 months):
  Within 1 year ...........................................      8,455        34         16      8,473       7.39
  After 1 to 5 years ......................................     17,726       199          6     17,919       7.36
  After 5 to 10 years .....................................     11,465       761         47     12,179       8.16
  After 10 years ..........................................     15,280       199                15,479       8.93
                                                             --------------------------------------------------------
                                                                52,926     1,193         69     54,050       7.99
                                                             --------------------------------------------------------
Collateralized mortgage obligations (average
  maturity of 1 year and 11 months):
  Within 1 year ...........................................     26,031         5         98     25,938       6.04
  After 1 to 5 years ......................................     34,956        69         80     34,945       6.57
  After 5 to 10 years .....................................      2,691        11          2      2,700       6.61
                                                             --------------------------------------------------------
                                                                63,678        85        180     63,583       6.36
                                                             --------------------------------------------------------
Mortgage-backed securities (average maturity
  of 3 years and 7 months):
  Within 1 year ...........................................      8,586        69         87      8,568       7.44
  After 1 to 5 years ......................................     23,252       193        237     23,208       7.44
  After 5 to 10 years .....................................     12,635       112        127     12,620       7.43
  After 10 years ..........................................      1,522                   22      1,500       6.70
                                                             --------------------------------------------------------
                                                                45,995       374        473     45,896       7.41
                                                             --------------------------------------------------------
Equity securities (without contractual
  maturity) ...............................................     70,771                          70,771       5.23
                                                             --------------------------------------------------------
Other (average maturity of 6 years and
  4 months):
  Within 1 year ...........................................      3,150                           3,150       5.96
  After 1 to 5 years ......................................      5,645         4                 5,649       2.34
  After 5 to 10 years .....................................      4,229                           4,229       8.24
  After 10 years ..........................................      6,177                   35      6,142       8.01
                                                             --------------------------------------------------------
                                                                19,201         4         35     19,170       6.06
                                                             --------------------------------------------------------
                                                             $ 408,993   $ 1,662   $    857   $409,798       6.15%
                                                             ========================================================

                                                                                  1996                                     1995
                                                            ------------------------------------------------------------------------
                                                                                                               Weighted
                                                              Amortized  Unrealized  Unrealized   Market       average   Amortized
                                                                cost       gains       losses     value         yield       cost
                                                            ------------------------------------------------------------------------
                                                                                     (In thousands)
U.S. Treasury securities
  (average maturity of 6 months):
    Within 1 year.....................................      $  618,934   $    590   $    183   $   619,341        5.83%  $  301,463
                                                            ------------------------------------------------------------------------
    After 1 to 5 years................................                                                                      623,703
                                                            ------------------------------------------------------------------------
                                                               618,934        590        183       619,341        5.83      925,166
                                                            ------------------------------------------------------------------------
Obligations of other U.S. Government
 agencies and corporations (average maturity of
 5 months):
    Within 1 year.....................................         119,701                   107       119,594        6.17
    After 1 to 5 years................................          20,000                   525        19,475        3.50      122,978
                                                            ------------------------------------------------------------------------
                                                               139,701                   632       139,069        5.78      122,978
                                                            ------------------------------------------------------------------------
Obligations of Puerto Rico, States
 and political subdivisions (average
 maturity of 2 years and 11 months):
    Within 1 year.....................................          98,073         52         56        98,069        3.32      125,983
    After 1 to 5 years................................          23,993        704         63        24,634        7.33       34,578
    After 5 to 10 years...............................          11,839        624                   12,463        8.14       12,179
    After 10 years....................................          17,397        447                   17,844        8.95       22,455
                                                            ------------------------------------------------------------------------
                                                               151,302      1,827        119       153,010        4.98      195,195
                                                            ------------------------------------------------------------------------
Collateralized mortgage obligations (average
 maturity of 1 year and 6 months):
    Within 1 year.....................................          93,077         37        522        92,592        5.43      150,960
    After 1 to 5 years................................          59,607        259        364        59,502        6.13      120,345
    After 5 to 10 years...............................           4,582         15          8         4,589        6.24       14,058
    After 10 years....................................                                                                          109
                                                            ------------------------------------------------------------------------
                                                               157,266        311        894       156,683        5.72      285,472
                                                            ------------------------------------------------------------------------
Mortgage-backed securities (average maturity
 of 4 years and 3 months):
    Within 1 year.....................................           9,181          1         37         9,145        7.53       11,694
    After 1 to 5 years................................          27,813          3        114        27,702        7.52       32,965
    After 5 to 10 years...............................          16,004          2         71        15,935        7.51       17,877
    After 10 years....................................           2,730                    74         2,656        7.17        4,111
                                                            -----------------------------------------------------------------------
                                                                55,728          6        296        55,438        7.50       66,647
                                                            -----------------------------------------------------------------------
Equity securities (without contractual
 maturity)                                                      61,407                              61,407        6.06       43,558
                                                            -----------------------------------------------------------------------

Other (average maturity of 5 years
 and 9 months):
    Within 1 year....................................              250                                 250        7.50
    After 1 to 5 years...............................            6,145          5                    6,150        2.78        6,145
    After 5 to 10 years..............................            4,197                               4,197        7.82        4,027
    After 10 years...................................            2,136                    40         2,096        5.31        2,156
                                                            ------------------------------------------------------------------------
                                                                12,728          5         40        12,693        4.97       12,328
                                                            ------------------------------------------------------------------------
                                                            $1,197,066   $  2,739   $  2,164   $ 1,197,641        5.78%  $1,651,344
                                                            ========================================================================


     The aggregate amortized cost and approximate market value of investment securities held-to-maturity at December 31, 1997, by contractual or estimated maturity, are shown below:

                                                 Amortized cost       Market value
                                                 ---------------------------------
                                                           (In thousands)
        Within 1 year........................      $202,644               $202,457
        After 1 to 5 years...................        81,579                 81,721
        After 5 to 10 years..................        31,020                 31,728
        After 10 years.......................        22,979                 23,121
                                                   -------------------------------
                  Total .....................       338,222                339,027
        Without contractual maturity.........        70,771                 70,771
                                                   -------------------------------
        Total investment securities
          held-to-maturity...................      $408,993               $409,798
                                                   ================================

     During 1996, investment securities held-to-maturity with an amortized cost of $2,622,000 were called by the issuer. Proceeds from the sale of those securities were $2,652,000. Gross realized gain on this transaction was $30,000.

     Investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government, and that exceeded 10 percent of stockholders' equity were as follows:

                                                                             Percent of
                                                               Amortized    stockholders'   Market
                                                                 cost          equity        value
                                                               ------------------------------------
                                                                      (Dollars in thousands)
                    Issuer:
                    Government of Puerto Rico,
                      its agencies and instrumentalities:
                        December 31, 1996...................     $151,203      12%          $152,933

NOTE 5 - PLEDGED ASSETS:

     At December 31, 1997, investment securities and loans amounting to $4,067,567,000 (1996 - $2,788,401,000; 1995 - $2,920,220,000) are pledged to secure public and trust deposits and securities and mortgages sold under agreements to repurchase.

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES:

     The composition of the loan portfolio at December 31, was as follows:

                                                                         1997          1996
                                                                   ----------------------------
                                                                          (In thousands)
     Loans secured by real estate:
      Insured or guaranteed by the U.S. Government
        or its agencies ........................................   $     79,673    $    83,864

      Guaranteed by the Commonwealth of Puerto Rico ............         63,035         67,497
      Commercial loans secured by real estate ..................      1,109,213      1,030,383
      Residential conventional mortgages .......................      2,432,183      2,295,723
      Construction and land development ........................        190,509        181,433
      Consumer .................................................        605,204        536,527
                                                                   ----------------------------
                                                                      4,479,817      4,195,427

     Financial institutions ....................................         53,145         90,345
     Commercial, industrial and agricultural ...................      3,245,706      2,390,267
     Lease financing ...........................................        722,031        639,945
     Consumer for household, credit cards and
        other consumer expenditures ............................      2,700,661      2,344,001
     Other .....................................................        256,315        194,926
                                                                   ----------------------------
                                                                   $ 11,457,675    $ 9,854,911
                                                                   ============================


     As of December 31, 1997, loans on which the accrual of interest income had been discontinued amounted to $194,442,000 (1996 - $145,408,000; 1995 -
$144,482,000). If these loans had been accruing interest, the additional interest income realized would have been approximately $11,868,000 (1996 - $7,696,000; 1995 - $7,135,000). In addition, there is $6,000 of renegotiated loans still accruing interest at December 31, 1997 (1996 - $3,308,000; 1995 - $2,742,000). Included in the non-accruing loans as of December 31, 1997 was $30,840,000 (1996 - $16,320,000; 1995 - $14,827,000) in consumer loans.

     At December 31, the recorded investment in loans that were considered impaired and the related disclosures are shown below:

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                         1997           1996
                                                                                          (In thousands)
             Impaired loans with a related allowance ...........................   $     82,338    $    59,447
             Impaired loans that do not require allowance ......................         37,313         36,700
                                                                                   ---------------------------
                   Total impaired loans ........................................   $    119,651    $    96,147
                                                                                   ============================

             Allowance for impaired loans ......................................   $     18,808    $    17,777
                                                                                   ============================

             Impaired loans measured based on fair value of collateral .........   $     39,636    $    36,700
             Impaired loans measured based on discounted cash flows ............         80,015         59,447
                                                                                   ---------------------------
                                                                                   $    119,651    $    96,147
                                                                                   ============================
             Average balance of impaired loans during the year .................   $    113,208    $    88,165
                                                                                   ============================
             Interest income recognized on impaired loans during the year ......   $      6,327    $     3,526
                                                                                   ============================


     The changes in the allowance for loan losses for the year ended December 31, were as follows:

                                                                         1997           1996           1995
                                                                     ----------------------------------------
                                                                                   (In thousands)

                   Balance at beginning of year ................     $  185,574     $  168,393     $  153,798
                   Reserves acquired ...........................         13,237            402
                   Provision for loan losses ...................        110,607         88,839         64,558
                   Recoveries ..................................         49,823         35,901         28,744
                   Loans charged-off ...........................       (147,590)      (107,961)       (78,707)
                                                                     ----------------------------------------
                   Balance at end of year ......................     $  211,651     $  185,574     $  168,393
                                                                     ========================================

     The components of the net financing leases receivable at December 31, were:

                                                                                    1997                  1996
                                                                                  ------------------------------
                                                                                          (In thousands)
              Total minimum lease payments....................................    $564,981              $495,820
              Estimated residual value of leased property ....................     154,034               141,561
              Deferred origination costs  ....................................       3,016                 2,564
                  Less - Unearned financing income  ..........................    (140,104)             (123,944)
                                                                                  ------------------------------
              Net minimum lease payments .....................................     581,927               516,001
                  Less - Allowance for loan losses ........................         (5,869)               (3,415)
                                                                                  ------------------------------
                                                                                  $576,058              $512,586
                                                                                  ==============================


     Estimated residual value is generally established at amounts expected to be sufficient to cover the Corporation's investment.

     At December 31, 1997, future minimum lease payments are expected to be received as follows:

                                                       (In thousands)
                                                       --------------
                     1998 ...........................    $200,841
                     1999 ...........................     152,963
                     2000 ...........................     110,537
                     2001 ............................     70,168
                     2002 and thereafter ............      30,472
                                                         --------
                                                         $564,981
                                                         ========

NOTE 7 - Related party transactions:

     The Corporation grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. The movement and balance of these loans were as follows:

                                                     Officers       Directors         Total
                                                     --------------------------------------
                                                                 (In thousands)
                    Balance at January 1, 1996.....  $  2,347     $  144,348     $  146,695
                    New loans......................       839        184,384        185,223
                    Payments.......................      (211)      (200,345)      (200,556)
                                                     --------------------------------------
                    Balance at December 31, 1996...     2,975        128,387        131,362
                    New loans......................       291        117,762        118,053
                    Payments.......................      (661)      (137,539)      (138,200)
                                                     --------------------------------------
                    Balance at December 31, 1997...  $  2,605     $  108,610     $  111,215
                                                     ======================================

     These loans have been consummated on terms no more favorable than those that would have been obtained if the transaction had been with unrelated parties.

NOTE 8 - PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost less accumulated depreciation and amortization as follows:

                                                                      Useful life
                                                                       in years          1997            1996
                                                                      -----------------------------------------
                                                                                            (In thousands)
                 Land...............................................                  $  51,286        $ 47,315
                                                                                      -------------------------
                 Buildings..........................................    15-50           188,833         208,317
                 Equipment..........................................    3-10            336,826         280,945
                 Leasehold improvements.............................   Various           55,837          53,169
                                                                                      -------------------------
                                                                                        581,496         542,431
                 Less - Accumulated depreciation and amortization...                    297,244         252,393
                                                                                      -------------------------
                                                                                        284,252         290,038
                                                                                      -------------------------
                 Construction in progress...........................                     29,354          19,344
                                                                                      -------------------------
                                                                                       $364,892        $356,697
                                                                                      =========================

     Depreciation and amortization of premises and equipment for the year was $54,523,000 (1996- $48,481,000; 1995 - $44,448,000) of which $10,341,000 (1996 -
$9,943,000; 1995 - $9,261,000) was charged to occupancy expense and $44,182,000
(1996 - $38,538,000; 1995 - $35,187,000) was charged to equipment, communications and other operating expenses. Occupancy expense is net of rental income of $16,442,000 (1996 - $16,193,000; 1995 - $15,384,000).

     In accordance with SFAS 121, during 1997, the Corporation recorded an impairment loss on a building, which was sold later in the year, of approximately $3,295,000 (1996- $700,000), based on an appraisal value, which was included in other operating income.

NOTE 9- DEPOSITS:

     Total interest bearing deposits as of December 31, consisted of:

                                                                                        1997           1996
                                                                                   ---------------------------
                                                                                          (In thousands)
                   Savings deposits:
                     Savings accounts .........................................    $  3,584,963    $ 3,201,367
                     NOW and money market accounts ............................       1,357,519      1,173,496
                                                                                   ---------------------------
                                                                                      4,942,482      4,374,863
                                                                                   ---------------------------
                   Certificates of deposit:
                     Under $100,000 ...........................................       2,246,988      1,884,135
                     $100,000 and over ........................................       2,013,280      2,173,573
                                                                                   ---------------------------
                                                                                      4,260,268      4,057,708
                                                                                   ---------------------------
                                                                                   $  9,202,750    $ 8,432,571
                                                                                   ===========================

NOTE 10 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE:

   The following table summarizes certain information on federal funds purchased and securities sold under agreements to repurchase as of December 31:

                                                                             1997          1996           1995
                                                                         ----------------------------------------
                                                                                  (Dollars in thousands)
                   Federal funds purchased ..........................    $  389,040     $  158,336     $  307,506
                   Securities sold under agreements to repurchase ...     2,334,289      1,717,129      2,693,372
                                                                         ----------------------------------------
                   Total amount outstanding .........................    $2,723,329     $1,875,465     $3,000,878
                                                                         ========================================
                   Maximum aggregate balance outstanding
                    at any month-end ................................    $3,897,110     $2,922,611     $3,000,878
                                                                         ========================================
                   Average daily aggregate balance outstanding ......    $2,836,290     $2,521,929     $2,016,273
                                                                         ========================================
                         Weighted average interest rate:
                                     For the year ...................          5.01%          5.12%          5.43%
                                     At December 31..................          5.51           5.16           5.61

NOTE 11 - OTHER SHORT-TERM BORROWINGS:

     Other short-term borrowings as of December 31, consisted of:

                                                                                                         1997            1996
                                                                                                       ------------------------
                                                                                                            (In thousands)
Advances under revolving lines of credit amounting to $605,000,000 (1996 - $240,000,000)
  with fixed interest rates ranging from 5.95% to 6.75% at December 31, 1997
  (1996 - 5.55% to 6.88%) ..........................................................................   $ 81,700        $ 65,000

Commercial paper with various maturities until June 1998 at rates ranging from 5.70% to
  5.99% (1996 - 5.05% to 5.75%) ....................................................................    183,999         290,091

Term notes maturing in 1998, paying interest monthly at LIBOR less 3 basis points with a quarterly
  reset of interest rate ...........................................................................     25,000

Term notes maturing in 1998, paying interest quarterly at floating interest rates ranging from 0.25%
  to 0.75% (1996 - 0.25% to 0.50%) over 3-month LIBOR rate (LIBOR rate at December 31, 1997
  was 5.81%; 1996 - 5.56%) .........................................................................     66,488         189,961

Term notes maturing in 1998, paying interest semiannually at rates ranging from
  5.40% to 8.12% (1996 - 5.33% to 8.32%) ...........................................................    111,509         136,952

Term funds purchased with maturities until July 1998 at rates ranging from 5.64% to 5.93%
  (1996 - 5.29% to 5.79%) ..........................................................................    680,000         652,000

Term notes with maturities until December 1998 with fixed rates ranging from 4.40% to 5.87% ........    138,500

Term notes maturing in 1997, paying interest quarterly at floating interest rates of 0.125% over the
  6-month LIBOR rate (LIBOR rate at December 31, 1996 was 5.60%) ...................................                     10,000

Securities sold not yet purchased ..................................................................                     59,315

Others .............................................................................................        239             687
                                                                                                       ------------------------
                                                                                                       $1,287,435    $1,404,006
                                                                                                       ========================

     The weighted average interest rate of other short-term borrowings at December 31, 1997 was 5.60% (1996 - 5.75%; 1995 - 5.53%). The maximum aggregate balance outstanding at any month-end was approximately $1,985,452,000 (1996 - $1,404,006,000; 1995 - $773,366,000). The average aggregate balance outstanding during the year was approximately $1,609,035,000 (1996 - $883,739,000; 1995 -
$529,111,000). The weighted average interest rate during the year was 5.94% (1996 - 6.27%; 1995 - 6.05%).

NOTE 12 - NOTES PAYABLE:

     Notes payable outstanding at December 31, consisted of the following:

                                                                                                         1997            1996
                                                                                                       ------------------------
                                                                                                            (In thousands)
                  Term notes with maturities ranging from 1999 through 2005
                    paying interest semiannually at fixed rates ranging
                    from 5.50% to 8.41% (1996 - 5.40% to 8.41%) ....................................   $904,884        $575,360

                  Term notes with maturities ranging from 1999 through 2005
                    paying interest quarterly at rates ranging from 0.10% to
                    0.46% (1996 - 0.125% to 0.75%) over the 3-month LIBOR rate and 3-month US Treasury Bill rate (LIBOR and US Treasury
                    Bill rates at December 31, 1997 were 5.81% and 5.35%,
                    respectively;
                    1996 - 5.56% and 5.17%, respectively) ..........................................    194,366         117,356

                  Term notes maturing in 1999 paying interest monthly
                    at a fixed rate of 5.92% .......................................................     25,000          25,000
                  Promissory notes with maturities ranging from 1999
                    through 2003 with fixed interest rates ranging from
                    5.50% to 6.35% (1996 - 4.62% to 6.35%) .........................................     49,200          43,700

                  Promissory notes with maturities ranging from 2000 through
                    2005 with floating interest rates ranging from 87% to 92% of the 3-month LIBID rate (LIBID rate at December 31, 1997
                    was 5.69%; 1996 - 5.44%) .......................................................    230,000         200,000
                  Term notes maturing in 1998 paying interest monthly
                    at LIBOR less 3 basis points with a quarterly reset of
                    the interest rate ..............................................................                     25,000

                  Mortgage notes and other debt with fixed rates and terms .........................        246             297
                                                                                                       ------------------------
                                                                                                       $1,403,696      $986,713
                                                                                                       ========================


NOTE 13 - SENIOR DEBENTURES:

     Senior debentures at December 31, 1996, consisted of a $30,000,000 obligation issued by the Corporation with interest at a fixed rate of 8.25%, which matured in January 1997.

     The senior debentures contained various covenants which, among others, restricted the payment of dividends. These debentures prohibited the Corporation from paying dividends or making any other distributions with respect to the Corporation's common stock if such aggregate distribution exceeded $50,000,000 plus 50% of consolidated net income (or minus 100% of consolidated net loss), computed on a cumulative basis from January 1, 1992 to the date of payment of any such dividends or other distributions or if an event of default had occurred.

NOTE 14 - SUBORDINATED NOTES:

     Subordinated notes at December 31, 1997 and 1996, consisted of $125,000,000 notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semiannually at 6.75%. The notes issued by the Corporation are unsecured obligations which are subordinated in right of payment to the prior payment in full of all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

NOTE 15 - PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION:

     On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by Popular North America of $4,640,000 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of Popular North America's 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior

--------------------------------------------------------------------------------

Subordinated Debentures"). These capital securities qualify as Tier I capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of Popular North America under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $154,640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292,000. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

NOTE 16 - LONG-TERM DEBT MATURITY REQUIREMENTS:

The aggregate amounts of maturities of notes payable, capital securities and subordinated notes were as follows:

                                                    Notes          Capital     Subordinated
                      Year                         payable        Securities       notes         Total
                    -------------------------------------------------------------------------------------
                                                                    (In thousands)
                    1998....................    $       30                                    $       30
                    1999....................       355,385                                       355,385
                    2000....................       432,342                                       432,342
                    2001....................       203,973                                       203,973
                    2002....................       184,043                                       184,043
                    Later years.............       227,923       $150,000         $125,000       502,923
                                                ---------------------------------------------------------
                    Total...................    $1,403,696       $150,000         $125,000    $1,678,696
                                                =========================================================


NOTE 17 - PREFERRED STOCK OF BPPR:

     BPPR has 200,000 shares of authorized preferred stock with a par value of $100. This stock may be issued in series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. At December 31, 1997, there are no such shares issued or outstanding.

NOTE 18 - STOCKHOLDERS' EQUITY:

     The Corporation has 180,000,000 shares of authorized common stock with par value of $6 per share. At December 31, 1997, there were 67,682,704 (1996 - 66,088,506) shares issued and outstanding. On May 8, 1997, the Board of Directors of the Corporation approved a stock repurchase program which allows the Corporation to repurchase in the open market, at such times and prices as market conditions shall warrant, up to three million shares of its outstanding common stock. As of December 31, 1997, the Corporation had purchased 988,800 shares under this program for a total cost of $39,559,000.

     On April 26, 1996, the Corporation's Board of Directors authorized a stock split of one share of stock for each share outstanding effected in the form of a dividend, effective July 1, 1996. As a result of the split, 33,000,590 shares were issued and $198,004,000 was transferred from retained earnings to common stock. All per share data included herein have been adjusted to reflect the stock split.

     The Corporation has a dividend reinvestment plan under which stockholders may reinvest their quarterly dividends in shares of common stock at a 5% discount from the market price at the time of issuance. During 1997, shares totaling 120,726 (1996 - 191,236; 1995 - 221,016), equivalent to $4,642,000
(1996 - $4,135,000; 1995 - $3,500,000) in additional equity, were issued under the plan.

     The Corporation has 10,000,000 shares of authorized preferred stock with no par value. This stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation has 4,000,000 shares issued and outstanding of Series A preferred stock. These shares are non-convertible and are redeemable at the option of the Corporation on or after June 30, 1998. The redemption price per share is $26.25 from June 30, 1998 through June 29, 1999, $26.00 from June 30, 1999 through June 29, 2000, $25.75 from June 30, 2000 through June 29, 2001, $25.50 from June 30,
2001 through June 29, 2002 and $25.00 from June 30, 2002 and thereafter. Dividends on the Series A preferred stock are non-cumulative and are payable monthly at the annual rate of 8.35% of the liquidation preference of $25.00 per share.

     The Corporation's average number of common shares outstanding used in the computation of net income per common share was 67,018,482 (1996 - 66,022,312; 1995 - 65,816,300). During the year, cash dividends of $0.80 (1996 - $0.69 and
1995 - $0.58) per common share outstanding amounting to $53,681,000 (1996 - $45,557,000; 1995 - $37,846,000) were declared. In addition, dividends declared on preferred stock amounted to $8,350,000 (1996 - $8,350,000; 1995 -
$8,350,000).

     Popular International Bank, Inc. and Popular North America, Inc.'s bank subsidiaries (Banco Popular, Illinois, Banco Popular, N.A. (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of Popular International Bank, Inc. and Popular North America, Inc. to make dividend and asset distributions to the Corporation, nor on the ability of the subsidiaries of Popular North America, Inc., except for Banco Popular, FSB, to make distributions to Popular North America, Inc. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $20 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note.

NOTE 19 - REGULATORY CAPITAL REQUIREMENTS:

     The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory requirements. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of Tier I and total capital to risk-weighted assets, and of Tier I capital to average assets (leverage ratio) as defined in the regulations. Management has determined that as of December 31, 1997, the Corporation exceeded all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the Corporation was well capitalized under the regulatory framework for prompt corrective action and there are no conditions or events since that date that management believes have changed the institution's category.

     The Corporation's actual and required ratios and amounts of total risk-based capital, Tier I risk-based capital and Tier I leverage, as of December 31, were as follows:

                                                                          Regulatory requirements
                                                                ------------------------------------------
                                                                                    To be well capitalized
                                                                                         under prompt
                                                                   For capital        corrective action
                                                   Actual       adequacy purposes        provisions
                                            ----------------------------------------------------------------
                                            Amount       Ratio    Amount   Ratio     Amount      Ratio
                                            ----------------------------------------------------------------
As of December 31, 1997:                                         (In thousands)

 Total Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $1,598,506   14.56%   $878,054   8%      $1,097,567   10%
  BPPR ..................................    1,165,509   12.58     741,226   8          926,533   10
  Banco Popular, FSB ....................      131,722   15.11      69,745   8           87,181   10

Tier I Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $1,335,391   12.17%   $439,027   4%      $  658,540    6%
  BPPR ..................................    1,048,899   11.32     370,613   4          555,920    6
  Banco Popular, FSB ....................      120,697   13.84      34,872   4           52,309    6

Tier I Capital (to Average Assets):
  Consolidated ..........................   $1,335,391    6.86%   $583,831   3%      $  973,052    5%
  BPPR ..................................    1,048,899    6.36     494,917   3          824,862    5
  Banco Popular, FSB ....................      120,697    8.02      45,134   3           75,224    5

                                                                          Regulatory requirements
                                                                ------------------------------------------
                                                                                    To be well capitalized
                                                                                         under prompt
                                                                   For capital        corrective action
                                                   Actual       adequacy purposes        provisions
                                            ----------------------------------------------------------------
                                            Amount       Ratio    Amount   Ratio     Amount      Ratio
                                            ----------------------------------------------------------------
As of December 31, 1996:                                            (In thousands)

Total Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $1,367,478   14.18%   $771,505   8%     $  964,382   10%
  BPPR ..................................    1,017,755   12.57     647,624   8         809,530   10
  Banco Popular, FSB ....................      117,989   16.14      58,480   8          73,100   10

Tier I Capital (to Risk-Weighted Assets):
  Consolidated ..........................   $1,121,128   11.63%   $385,753   4%     $  578,629    6%
  BPPR ..................................      915,825   11.31     323,812   4         485,718    6
  Banco Popular, FSB ....................      108,751   14.88      29,240   4          43,860    6

Tier I Capital (to Average Assets):
  Consolidated ..........................   $1,121,128    6.71%   $501,357   3%     $  835,595    5%
  BPPR ..................................      915,825    6.65     412,944   3         688,239    5
  Banco Popular, FSB ....................      108,751    8.99      36,300   3          60,500    5

NOTE 20 - INTEREST ON INVESTMENTS:

     Interest on investments consisted of the following:

                                                                                  1997         1996         1995
                                                                              ------------------------------------
                                                                                          (In thousands)
              Money market investments:
                 Federal funds sold and securities
                   and mortgages purchased under agreements to resell .....   $   31,886   $   45,697   $   22,823
                 Time deposits with other banks ...........................        1,799          776          165
                 Other ....................................................          238          224           89
                                                                              ------------------------------------
                                                                              $   33,923   $   46,697   $   23,077
                                                                              ====================================
              Investment securities:
                 U.S. Treasury securities .................................   $  213,153   $  189,300   $  167,657
                 Obligations of other
                    U.S. Government agencies and corporations .............       82,205       43,157       35,697
                 Obligations of Puerto Rico,
                    States and political subdivisions .....................        8,755       10,902       12,948
                 Collateralized mortgage obligations ......................       37,786       26,265       26,435
                 Mortgage-backed securities ...............................       10,667        6,456       10,892
                 Other ....................................................        6,170        4,530        6,312
                                                                              ------------------------------------
                                                                              $  358,736   $  280,610   $  259,941
                                                                              ====================================


     Interest income on investment securities for the year ended December 31, 1997, includes tax exempt interest of $290,638,000 (1996 - $229,958,000; 1995 -
$202,209,000). Exempt interest relates mostly to obligations of the United States and Puerto Rico governments.

NOTE  21 - EMPLOYEE BENEFITS:

Pension plan:

     All regular employees of BPPR are covered by a non-contributory defined benefit pension plan. Pension benefits begin to vest after five years of service and are based on age, years of credited service and final average compensation, as defined. At December 31, 1997, plan assets consisted primarily of U.S. Government obligations, high grade corporate bonds and listed stocks, including 2,836,430 shares (1996 - 2,836,430) of the Corporation with a market value of approximately $140,403,000 (1996 - $95,730,000). Dividends paid on shares of the Corporation held by the plan during 1997 amounted to $2,156,000 (1996 - $1,957,000).

     The following table sets forth the plan's funded status and amounts recognized in the consolidated financial statements at December 31:

                                                                                      1997        1996
                                                                                   ---------------------
                                                                                   (In thousands)
                   Actuarial present value of benefit obligations:
                      Vested benefits .........................................    $(204,046)  $(172,272)
                      Non-vested benefits .....................................      (42,545)    (38,117)
                                                                                   ---------------------
                   Accumulated benefit obligation .............................     (246,591)   (210,389)
                   Effect of projected future compensation levels .............      (44,467)    (32,773)
                                                                                   ---------------------
                   Projected benefit obligation ...............................     (291,058)   (243,162)
                   Plan assets at fair market value ...........................      368,399     293,362
                                                                                   ---------------------
                   Plan assets in excess of projected
                      benefit obligation ......................................       77,341      50,200
                   Unrecognized net gain from past
                      experience different from that assumed
                      and effect of changes in assumptions ....................      (57,833)    (27,101)
                   Unrecognized prior service cost ............................       (2,374)     (2,620)
                   Unrecognized initial net assets ............................      (18,086)    (20,547)
                                                                                   ---------------------
                   Accrued pension cost .......................................    $    (952)  $     (68)
                                                                                   =====================

     Net pension cost for the year ended December 31, included the following components:

                                                                                  1997         1996         1995
                                                                              ------------------------------------
                                                                                          (In thousands)
                      Service costs - benefits earned during the period ...   $   10,847   $    9,860   $    6,791
                      Interest cost on projected  benefit obligation ......       18,657       16,645       14,798
                      Actual return on plan assets ........................      (87,267)     (68,965)     (48,665)
                      Net amortization and deferral .......................       58,647       46,273       29,257
                                                                              ------------------------------------
                          Net pension costs ...............................          884        3,813        2,181
                      Cost of early retirement window .....................                                  3,851
                                                                              ------------------------------------
                          Total pension cost ..............................   $      884   $    3,813   $    6,032
                                                                              ====================================


     At December 31, 1997, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% (1996 - 7.50%; 1995
- 7.25%). Rates of future compensation levels reflected a 4% inflation assumption plus a merit component ranging from 0.5% to 4.5% for 1997, 1996 and 1995. The expected long-term rate of return on assets used in the computation was 9% for 1997, 1996 and 1995.

     In 1995, BPPR implemented a voluntary early retirement plan ("window") for employees meeting certain eligibility requirements. The plan was available from January 1, 1995 until May 1, 1995, and had a total cost of $4,539,000, including pension and postretirement benefit costs.

Retirement and savings plan:

     The Corporation also provides contributory retirement and savings plans pursuant to sections 1165(e) of the Puerto Rico Internal Revenue Code and
section 401(k) of the Internal U.S. Revenue Code, as applicable, for substantially all the employees of Popular Securities, Equity One, Banco Popular FSB, Banco Popular N.A. (California), Banco Popular Illinois, Popular Finance, Popular Leasing and Popular Mortgage. Employer contributions are determined based on specific provisions of each plan. The cost of providing this benefit in 1997 was $2,811,000 (1996 - $2,163,000; 1995 - $1,247,000).

     The Corporation also has a contributory savings plan available to employees of BPPR. Employees are fully vested in the employer's contribution after seven years of service. All contributions are invested in shares of the Corporation. Total savings plan expense was $999,000 in 1997 (1996 - $863,000; 1995 -
$621,000). The savings plan held 553,293 (1996 - 368,117; 1995 - 140,970) shares of common stock of the Corporation with a market value of approximately $27,388,000 at December 31, 1997 (1996 - $12,424,000; 1995 - $2,731,000).

Postretirement health care benefits:

     In addition to providing pension benefits, BPPR provides certain health care benefits for retired employees. Substantially all of the employees of BPPR who are eligible to retire under the pension plan, and provided they reach retirement age while working for BPPR, may become eligible for these benefits. The actual disbursement for providing these benefits during 1997 amounted to approximately $2,703,000 (1996 - $2,556,000; 1995 - $2,152,000).

     The components of net postretirement benefit cost for the year ended December 31, were as follows:

                                                                                   1997         1996         1995
                                                                              ------------------------------------
                                                                                  (In thousands)
                      Service cost-benefits attributable to service
                          during the period ...............................   $    3,852   $    3,584   $    2,658
                      Interest cost on accumulated postretirement
                           benefit obligation .............................        5,556        5,719        5,435
                      Net amortization and deferral .......................          435        1,230          597
                                                                              ------------------------------------
                          Net postretirement benefit cost .................        9,843       10,533        8,690
                      Cost of early retirement window .....................                                    688
                          Total postretirement benefit cost ...............   $    9,843   $   10,533   $    9,378
                                                                              ====================================

     The status of the Corporation's unfunded postretirement benefit plan at December 31, was as follows:

                                                                                     1997        1996
                                                                                   ---------------------
                                                                                     (In thousands)
                   Actuarial present value of expected
                      postretirement benefit obligation:
                   Retirees ...................................................    $(27,225)    $(26,929)
                   Fully eligible active plan participants ....................     (14,318)     (12,569)
                   Other active plan participants .............................     (46,433)     (44,470)
                                                                                   ---------------------
                   Accumulated postretirement benefit obligation ..............     (87,976)     (83,968)
                   Unrecognized net loss from past experience
                      different from that assumed and effects of
                      changes in assumptions ..................................      12,284       14,981
                   Unrecognized prior service cost ............................       4,941        5,376
                                                                                   ---------------------
                   Accrued postretirement benefit cost ........................    $(70,751)    $(63,611)
                                                                                   =====================

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 was 7.00% (1996 - 7.50%).

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1996 was 10%, gradually decreasing to 5% by the year 2001 and remaining at that level thereafter. A one-percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $14,200,000 and the sum of the service and interest cost in 1997 by $1,782,000.

Profit sharing plan:

     BPPR also has a profit sharing plan covering substantially all regular employees. Annual contributions are determined based on the bank's profitability ratios, as defined in the plan, and are deposited in trust. Profit sharing expense for the year, including the cash portion paid annually to employees which represented 40% of the expense for 1997, 1996 and 1995, amounted to $25,954,000 (1996 - $22,859,000; 1995 - $19,577,000).

Long-term incentive plan:

     BPPR has a long-term incentive plan for its senior management. Under this plan, each January 1st the Board of Directors awards senior management a specified number of shares of common stock of the Corporation contingent upon reaching some pre-defined performance measures over periods of three years. The dividends attributable to these shares are also part of the award. The final number of shares awarded is subject to a factor based on the level of attainment. BPPR applied APB Opinion 25 and related Interpretations in accounting for the plans in 1995. Accordingly, compensation expense was recognized based on the prevailing stock price until measurement date. The measurement date is the date when the ultimate number of shares to be granted is known.

     Under the provisions of SFAS 123, effective in 1996, compensation cost is determined based on the fair value of the stock at the grant date. The compensation expense related to each award is recognized when probable, based on the best estimate of the outcome of the performance condition, on a straight line basis over the vesting period.

     The compensation cost recognized for the performance-based plan was $1,493,000 in 1997 (1996 - $837,000; 1995 - $284,000).

Puerto Rico benefit restoration plan:

     BPPR also has a non-qualified unfunded supplementary pension and profit sharing plan for those employees whose compensation exceeds the limits established by ERISA.

     The following table sets forth the amounts recognized in the consolidated financial statements at December 31, for the benefit restoration plan:

                                                                                             1997               1996
                                                                                         -----------------------------
                                                                                                 (In thousands)
                          Actuarial present value of benefit obligations:
                            Vested benefits .........................................    $   (490)           $   (324)
                                                                                         -----------------------------
                            Accumulated benefit obligation ..........................        (490)               (324)

                          Effect of projected future compensation levels ............      (3,399)             (1,849)
                                                                                         -----------------------------
                            Projected benefit obligation ............................      (3,889)             (2,173)

                          Unrecognized net loss from past
                            experience different from that assumed
                            and effect of changes in assumptions ....................       1,847                 847
                          Unrecognized prior service cost ...........................         571                 624
                                                                                         -----------------------------
                          Accrued supplementary pension cost ........................    $ (1,471)           $   (702)
                                                                                         =============================



     Net supplementary pension cost for the year ended December 31, included the following components:

                                                            1997      1996       1995
                                                           --------------------------
                                                                 (In thousands)
     Service costs - benefits earned
      during the period ..............................     $ 360     $  172     $ 109
     Interest cost on projected benefit
       obligation .....................................      226         94        69
     Net amortization and deferral ....................      183         64        53
                                                           --------------------------
     Net supplementary pension cost ...................    $ 769     $  330     $ 231
                                                           ==========================


NOTE 22 - RENTAL EXPENSE AND COMMITMENTS:

     At December 31, 1997, the Corporation was obligated under a number of non-cancelable leases for land, buildings, and equipment which require rentals (net of related sublease rentals) as follows:

                                                        Minimum        Sublease
                                   Year                 payments        rentals         Net
                                   -----------------------------------------------------------
                                                          (In thousands)
                                   1998 ..........    $   17,022     $      549     $   16,473
                                   1999 ..........        15,086            256         14,830
                                   2000 ..........        13,387            180         13,207
                                   2001 ..........        10,943            150         10,793
                                   2002 ..........         8,375             93          8,282
                                   Later years ...        61,216              4         61,212
                                   -----------------------------------------------------------
                                                      $  126,029     $    1,232     $  124,797
                                   ===========================================================

     Total rental expense for the year ended December 31, 1997, was $23,336,000 (1996 - $21,196,000; 1995 - $18,037,000).

NOTE 23 - INCOME TAX:

     The components of income tax expense for the years ended December 31, are summarized below. Included in these amounts are income taxes of $747,000 in 1997 (1996 - $1,480,000; 1995 - $1,981,000), related to gains on securities transactions.

                                                                              1997           1996           1995
                                                                          ----------------------------------------
                                                                                         (In thousands)
                       Current income tax expense:
                         Puerto Rico .................................    $   83,120     $   81,488     $   58,067
                         Federal and States ..........................        16,058         15,777          9,624
                                                                          ----------------------------------------
                            Subtotal .................................        99,178         97,265         67,691
                                                                          ----------------------------------------
                       Deferred income tax expense (benefit):
                         Puerto Rico .................................       (19,851)       (23,589)        (9,501)
                         Federal and States ..........................        (4,866)        (2,799)         1,006
                         Adjustment for enacted changes
                           in income tax laws ........................                                         573
                                                                          ----------------------------------------
                            Subtotal .................................       (24,717)       (26,388)        (7,922)
                                                                          ----------------------------------------
                            Total income tax expense .................    $   74,461     $   70,877     $   59,769
                                                                          ========================================



     The reasons for the difference between the income tax expense applicable to income before provision for income taxes and the amount computed by applying the statutory rate in Puerto Rico, were as follows:

                                                     1997                 1996                     1995
                                               ----------------------------------------------------------------
                                                           % of                   % of                   %of
                                                          pre-tax                pre-tax                pre-tax
                                                Amount     Income    Amount       Income      Amount     Income
                                               ----------------------------------------------------------------
                                                                   (Dollars in thousands)
          Computed income tax at
           statutory rate...................   $ 110,770     39%    $ 99,851     39%       $ 86,574          42%
          Benefits of net tax exempt
           interest income..................     (37,860)   (13)     (29,118)   (11)        (24,604)        (12)
          Federal and States taxes and             1,551                 144                 (2,201)         (1)
           other............................   ----------------------------------------------------------------
          Income tax expense................   $  74,461     26%    $ 70,877     28%       $ 59,769          29%
                                               ================================================================

     In October 1994, a Tax Reform Act was enacted in Puerto Rico. In general terms, the Tax Reform was effective for taxable years beginning after June 30, 1995. Among its provisions, the Act reduced the maximum tax rate for corporations from 42% to 39%. The deferred taxes of the Corporation were adjusted accordingly in 1995, to reflect this tax rate reduction on those temporary differences and tax attributes that were expected to reverse or settle on or after January 1, 1996. The Act also repealed the reserve method of determining losses on loans and requires taxpayers to use the direct charge-off method and recapture the reserve balance at December 31, 1995 into income for tax purposes over a four-year period. As a result of this change, the Corporation is required to pay $15,247,000 in both, 1998 and 1999. In 1996 and 1997, the Corporation paid $14,763,000 and $14,994,000, respectively, related to the aforementioned recapture (the increase since 1997 results from the acquisition of RCB on June 30, 1997). A deferred tax asset is recorded to recognize the difference between the tax and accounting bases of the allowance for loan losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities at December 31, were as follows:

                                                                                           1997                1996
                                                                                         ----------------------------
                                                                                               (In thousands)
                       Deferred tax assets:
                       Alternative minimum tax credits available for
                            carryforward and other credits ..........................    $ 22,353            $ 24,303
                       Net operating loss carryforward available ....................       1,340                 292
                       Postretirement benefit obligation
                         (other than pensions) ......................................      28,069              24,966
                       Allowance for loan losses ....................................      50,203              18,670
                       Other temporary differences ..................................      16,398              22,339
                                                                                         ----------------------------
                          Total gross deferred tax assets ...........................     118,363              90,570
                                                                                         ----------------------------
                       Deferred tax liabilities:
                       Differences between the assigned values and the
                            tax bases of assets and liabilities recognized
                            in purchase business combinations .......................      11,893              16,025
                       Unrealized gain on securities available-for-sale .............      11,180               1,490
                       Other temporary differences ..................................      11,819               8,325
                                                                                         ----------------------------
                          Total gross deferred tax liabilities ......................      34,892              25,840
                                                                                         ----------------------------
                       Valuation allowance ..........................................         205                 577
                                                                                         ----------------------------
                          Net deferred tax asset ....................................    $ 83,266            $ 64,153
                                                                                         ============================


     At December 31, 1997, the Corporation had $22,353,000 in credits expiring in annual installments through year 2014 that will reduce the regular income tax liability in future years. During 1997, the Corporation used alternative minimum tax (AMT) credits totaling $1,432,000 (1996 - $1,720,000) to reduce its regular tax liability. The Corporation had, at the end of 1997, $3,391,000 in net operating losses (NOL) available to carry over to offset taxable income in future years. These NOLs are available to carryforward until year 2004. During 1997, the Corporation used NOL carryforwards amounting to $748,000 to reduce its regular taxable income. Other temporary differences included as deferred assets are mainly related to the deferral of loan origination costs and commissions.

     A valuation allowance of $205,000 (1996 - $577,000) is reflected in 1997, related to deferred tax assets arising from NOL carryforwards and temporary differences for which the Corporation could not determine the likelihood of its realizability. Based on the information available, the Corporation expects to fully realize all other items comprising the net deferred tax as of December 31, 1997.

     Under the Puerto Rico Internal Revenue Code, the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. Until December 31, 1995, dividends received by the Corporation from its subsidiaries (net of an 85% dividend received deduction allowed by the former Puerto Rico Income Tax Law) were subject to Puerto Rico income tax at the normal corporate tax rates. Technical amendments to the Puerto Rico Internal Revenue Code increased the dividend received deduction to 100%, on dividends received from "controlled" subsidiaries, effective on January 1, 1996. In previous years, the Corporation did not recognize a deferred tax liability on the unremitted earnings of domestic subsidiaries since the Puerto Rico Income Tax Law provided certain alternatives to remit those earnings to the Corporation on a tax-free basis.

     The Corporation has never received any dividend payments from its U.S. subsidiaries. Any such dividend paid from a U.S. subsidiary to the Corporation would be subject to a 30% withholding tax based on the provisions of the U.S. Internal Revenue Code. The Corporation has not recorded any deferred tax liability on the unremitted earnings of its U.S. subsidiaries, based on the provisions of SFAS 109, which states that no recognition of a deferred tax liability is warranted for foreign subsidiaries if the indefinite reversal criteria applies. The Corporation believes that the likelihood of receiving dividend payments from any of its U.S. subsidiaries is remote, based on the significant expansions it is undertaking in the U.S. mainland.

     The Corporation's subsidiaries in the United States file a consolidated federal income tax return. The Corporation's federal income tax provision for 1997 was $9,583,000 (1996 - $12,281,000; 1995 - $9,265,000). The intercompany settlements of taxes paid is based on tax sharing agreements which generally allocates taxes to each entity based on a separate return basis.

NOTE 24 - OFF-BALANCE SHEET LENDING ACTIVITIES AND CONCENTRATION OF CREDIT RISK:

Off-balance sheet risk:

     The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to manage its own risk arising from movements in interest rates. These financial instruments include loan commitments, letters of credit, standby letters of credit, futures contracts, options on futures contracts, interest rate swaps and caps and foreign exchange contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statement of condition. The contract or notional amount of these instruments, which are not included in the statement of condition, are an indicator of the Corporation's activities in particular classes of financial instruments.

     The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual notional amounts of those instruments. The Corporation uses the same credit policies in making these commitments and conditional obligations as it does for those reflected on the statement of condition.

     Financial instruments with off-balance sheet risk at December 31, whose contract amounts represent potential credit risk were as follows:

                                                                                 1997                 1996
                                                                               -------------------------------
                                                                                         (In thousands)
                 Commitments to extend credit:
                   Credit card lines.......................................    $  964,484           $  915,589
                   Commercial lines of credit..............................     1,668,221            1,374,670
                   Other unused commitments................................        33,418               48,693
                 Commercial letters of credit..............................        16,352               21,921
                 Standby letters of credit.................................        56,244              115,681
                 Commitments to purchase mortgage loans ...................        25,000                2,203


Commitments to extend credit:

     Contractual commitments to extend credit are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. To extend credit the Corporation evaluates each customer's creditworthiness. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, inventory, property, plant and equipment and investment securities, among others. The Corporation's exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of the commitment to extend credit. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Letters of credit:

     There are two principal types of letters of credit: commercial and standby letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In most instances, cash items are held by the Corporation to collateralize these instruments.

     In general, commercial letters of credit are short-term instruments used to finance a commercial contract for the shipment of goods from a seller to a buyer. This type of letter of credit ensures prompt payment to the seller in accordance with the terms of the contract. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction.

     Standby letters of credit are also issued by the Corporation to disburse funds to a third party beneficiary if the Corporation's customer fails to perform under the terms of an agreement with the beneficiary. These letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon.

Other commitments:

     The Corporation entered into a commitment to purchase $25,000,000 of mortgage loans from another institution with the option of purchasing additional loans up to $150,000,000. The commitment expires on June 30, 1999. The purchased mortgage loans will continue to be serviced by the originating institution. As of December 31, 1997, no loans have been purchased under this agreement.

Geographic concentration:

     A geographic concentration exists within the Corporation's loan portfolio since most of its business activity is with customers located in Puerto Rico. As of December 31, 1997, the Corporation had no significant concentrations of credit risk and no significant exposure to highly leveraged transactions in its loan portfolio.

     The asset composition of the Corporation by geographical area at December 31, was as follows:

                                                       1997                            1996
                                                             (Dollars in thousands)
                                               -----------------------------------------------------
             Puerto Rico                       $14,189,332     73.5%          $ 12,386,136      73.9%
             United States                       4,616,196     23.9              3,756,526      22.4
             U.S. and British Virgin
                 Islands and Latin America         494,979      2.6                621,441       3.7
                                               -----------------------------------------------------
                                               $19,300,507    100.0%           $16,764,103     100.0%
                                               =====================================================

     Included in total assets of Puerto Rico are investments in obligations of the U.S. Treasury and U.S. Government agencies amounting to $3.8 billion and $2.9 billion in 1997 and 1996, respectively.

NOTE 25 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The information about the estimated fair values of financial instruments required by generally accepted accounting principles is presented hereunder including some items not recognized in the statement of condition.

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

     The fair values reflected herein have been determined based on the prevailing interest rate environment as of December 31, 1997 and 1996, respectively. In different interest rate environments, fair value results can differ significantly, especially for certain fixed rate financial instruments and non-accrual assets. In addition, the fair values presented do not attempt to estimate the value of the Corporation's fee generating businesses and anticipated future business activities, that is, they do not represent the Corporation's value as a going concern. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The estimated fair values of the Corporation's financial instruments, their carrying value and the methodologies used to estimate fair values are presented below.

Short-term financial instruments:

     Short-term financial instruments, both assets and liabilities, have been valued at their carrying amounts as reflected in the Corporation's Consolidated Statements of Condition. For these financial instruments, the carrying value may approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

Included in this category are: cash and due from banks, federal funds sold and securities and mortgages purchased under agreements to resell, time deposits with other banks, bankers' acceptances, customers' liabilities on acceptances, accrued interest receivable, securities sold under agreements to repurchase, acceptances outstanding and accrued interest payable.

Investment and trading securities:

     Investment and trading securities are financial instruments which trade regularly on secondary markets. The estimated fair value of these securities was determined using either market prices or dealer quotes, where available, or quoted market prices of financial instruments with similar characteristics. The fair value of investment securities available-for-sale and trading securities equals their carrying value since they are marked-to-market for accounting purposes. These instruments are detailed in the Statements of Condition and in notes 3, 4 and 26.

Loans held-for-sale:

     Estimated fair value of loans held-for-sale as of December 31, 1997, was $265,421,000 (1996 - $257,183,000) based on secondary market prices.

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

     Commercial loans with fixed rates were segregated into commercial real estate, cash collateral and other. Consumer loans were segregated by type such as personal, auto, boat, student, credit cards, reserve lines and home equity loans. Personal loans were further subdivided in mortgage-guaranteed, cash collateral and unsecured. The fair values of fixed-rate commercial, construction and consumer loans were estimated by discounting scheduled cash flows using prevailing market rates for those loans. For non-accruing loans, the estimated fair values were based on the discounted value of estimated cash flows. For these loans, principal-only cash flows were adjusted to reflect projected charge-offs. Interest cash flows were determined based on historical collection experience. Residential mortgage loans were valued using quoted market prices, where available, and market prices of traded loans with similar credit ratings, interest rates and maturity dates adjusted for estimated prepayments. Generally accepted accounting principles do not require, nor the Corporation has performed, a fair valuation of its lease financing portfolio. Therefore, for presentation purposes only, leases are shown below with fair value equal to its carrying value.

                                                                        1997                             1996
                                                           -------------------------------------------------------------
                                                                             Estimated                        Estimated
                                                           Carrying value    fair value     Carrying value    fair value
                                                           -------------------------------------------------------------
                                                                                 (In thousands)
                Commercial ............................    $ 4,637,409       $ 4,646,199    $3,822,096        $3,821,956
                Construction ..........................        250,111           248,953       200,083           200,576
                Lease financing .......................        581,927           581,927       516,001           516,001
                Mortgage ..............................      2,568,693         2,614,296     2,381,332         2,399,493
                Consumer (including credit cards) .....      3,073,264         3,013,351     2,604,387         2,656,156
                Less:  Allowance for loan losses ......        211,651                         185,574
                                                           -------------------------------------------------------------
                                                           $10,899,753       $11,104,726    $9,338,325        $9,594,182
                                                           =============================================================

Deposits:

     As specified by SFAS 107, "Disclosures about Fair Value of Financial Instruments," the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, which at December 31, 1997 and 1996, comprised 64% and 62%, respectively, of the Corporation's total deposits, is equal to the amount payable on demand as of the respective dates. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates offered at December 31, 1997 and 1996, respectively, for deposits with similar remaining maturities.

                                                                        1997                             1996
                                                           -------------------------------------------------------------
                                                                             Estimated                        Estimated
                                                           Carrying value    fair value     Carrying value    fair value
                                                           -------------------------------------------------------------
                                                                                 (In thousands)
                Non-interest bearing deposits .........    $ 2,546,836        $ 2,546,836   $ 2,330,704      $ 2,330,704
                Savings accounts ......................      3,584,963          3,584,963     3,201,367        3,201,367
                NOW and money market
                  accounts ............................      1,357,519          1,357,519     1,173,496        1,173,496
                Certificates of deposit ...............      4,260,268          4,310,289     4,057,708        4,060,727
                                                           -------------------------------------------------------------
                                                           $11,749,586        $11,799,607   $10,763,275      $10,766,294
                                                           =============================================================


Borrowings and long-term debt:

     Borrowings and long-term debt, which include other short-term borrowings, notes payable, senior debentures, subordinated notes and capital securities, were valued using quoted market rates for similar instruments at December 31, 1997 and 1996, respectively. Included within other short-term borrowings at December 31, 1997, were $183,999,000 (1996 - $290,091,000) in commercial paper issued by the Corporation which has been valued at its carrying amount because of the relatively short period of time between its origination and maturity.

                                                                        1997                             1996
                                                           -------------------------------------------------------------
                                                                             Estimated                        Estimated
                                                           Carrying value    fair value     Carrying value    fair value
                                                           -------------------------------------------------------------
                                                                                 (In thousands)
                Other short-term borrowings ...........    $ 1,287,435       $  1,287,306    $1,404,006     $1,404,744
                Notes payable .........................      1,403,696          1,413,748       986,713        989,970
                Senior debentures .....................                                          30,000         30,000
                Subordinated notes ....................        125,000            126,132       125,000        116,699
                Capital securities ....................        150,000            158,481

Commitments to extend credit and standby letters of credit:

     Commitments to extend credit were fair valued using the fees currently charged to enter into similar agreements. For those commitments where a future stream of fees is charged, the fair value was estimated by discounting the projected cash flows of fees on commitments which are expected to be disbursed, based on historical experience. The fair value of letters of credit is based on fees currently charged on similar agreements. At December 31, 1997, the Corporation had $2,666,123,000 and $72,596,000 in commitments to extend credit and letters of credit, respectively (1996 - $2,338,952,000 and $137,602,000).
The estimated fair value of these financial instruments with no carrying value was $8,577,000 (1996 - $9,137,000).

NOTE 26 - RISK MANAGEMENT AND TRADING ACTIVITIES

     The Corporation's exposure to market risk relates to changes in interest rates or in the fair value of the underlying financial instruments and, to a limited extent, to fluctuations in foreign currency exchange rates. The operations are subject to the risk of interest rate fluctuations to the extent that interest-earning assets and interest-bearing liabilities mature or reprice at different times or in differing amounts.

     Risk management activities are aimed at optimizing net interest income, consistent with the Corporation's business strategies. Among the various methods used by the Corporation to measure the risks generated by assets and liabilities are beta-adjusted gap analysis, simulations and duration analysis.

     In managing its market risk the Corporation enters, to a limited extent, into certain derivative instruments that expose it to credit risk, which represent the risk that the counterparties might default on their obligations. To manage the level of credit risk the Corporation deals with counterparties of good credit standing, enters into master netting agreements whenever possible and, when appropriate, obtains collateral. Concentrations of credit risk which arise through the Corporation's trading and nontrading activities are presented in Note 24.

     The following table indicates the types of derivative financial instruments the Corporation held at December 31. The credit exposure is represented by the fair value of the instruments with a positive market value. The table should be read in conjunction with the descriptions of these products and the Corporation's objectives for holding them which immediately follows.

                                                        1997                                      1996
                                       ------------------------------------------------------------------------------
                                       Notional    Average for the    Fair        Notional    Average for the   Fair
                                        amount          year         value         amount          year         value
                                       ------------------------------------------------------------------------------
                                                                      (In thousands)
Interest rate swaps:
 Pay floating/receive fixed .......    $ 15,000       $ 20,181      $    108     $ 25,000       $ 21,250      $    98
 Pay fixed/receive floating .......     215,000        167,180        (1,678)     115,000        115,000          (13)
Interest rate swaptions ...........      32,271         29,360        23,277       22,149         14,683        1,233
Interest rate futures .............                     28,357
Interest rate options .............      60,917        238,830           533
Interest rate caps ................       3,413          1,351            41
Interest rate floors ..............       3,413          1,351           (46)
Foreign exchange contracts ........       1,234          1,047                       178             748


Interest rate swaps:

     Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal. Net interest settlements on interest rate swaps are recorded as an adjustment to interest income or interest expense of the hedged item.

                                                                               1997          1996
                                                                            -----------------------
                                                                             (Dollars in thousands)
                     Activity of interest rate swaps hedges for the year:
                      Beginning balance .................................   $ 140,000     $ 125,000
                      New swaps .........................................     170,000        15,000
                      Matured swaps .....................................     (80,000)
                                                                            -----------------------
                      Ending balance ....................................   $ 230,000     $ 140,000
                                                                            =======================
                     Pay floating/receive fixed:
                      Weighted average receive rate at December 31 ......       6.42%         6.54%
                      Weighted average pay rate at December 31 ..........       5.94          5.81

                     Pay fixed/receive floating:
                      Weighted average receive rate at December 31 ......       5.88%         5.82%
                      Weighted average pay rate at December 31 ..........       6.24          6.31

     The agreements were entered into to change the Corporation's interest rate exposure and they end at the time the related obligation matures. The variable rates are based on the three-month and six-month LIBOR rates. Non-performance by any of the counterparties on this agreement will expose the Corporation to an interest rate risk which management deems to be immaterial.

Interest rate swaptions:

     The Corporation enters into "swaption" derivative securities, which combine the characteristics of interest rate swaps and options, for hedging purposes. BPPR issues certificates of deposit with returns linked to the Standard and Poor's 500 index (the index). In order to hedge the cost of these certificates, positions in swaptions are assumed. These swaptions earn a return to the Corporation equal to the appreciation in the index throughout the life of the certificate of deposit issued. In exchange, the Corporation pays the counterparty a fixed rate of interest.

Interest rate futures:

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

Interest rate options and caps:

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

Foreign exchange contracts:

     To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market. Spot contracts require the exchange of two currencies at an agreed rate to occur within two business days of the contract date. Forward and futures contracts to purchase or sell currencies at a future date settle over periods of up to one year, in general. Futures and forward contracts are recorded at market value.

Securities sold not yet purchased:

     The Corporation enters in securities sold not yet purchased transactions for hedging strategies and for trading purposes. Various assets and liabilities, such as investment securities financed by borrowings, are usually hedged to lock-in spreads and reduce the risk of losses in value due to interest rate fluctuations. At December 31, 1996, securities sold short amounting to $59,315,000 were used to hedge $59,819,000 of auto loans held-for-sale. The securities sold short are recorded as other short-term borrowings on the statement of condition at market. Gains and losses are deferred until gains or losses on the related hedged item are recognized. At December 31, 1996, the Corporation had deferred gains and losses of $195,000 and $41,000, respectively, related to these activities.

     Open positions on securities sold short for trading purposes are usually closed at each month-end. The volume of such transactions is not significant, as further discussed below.

Trading activities:

     The Corporation maintains limited trading positions in certain financial instruments and nonfinancial contracts including, to a limited extent, derivatives. Most of the Corporation's trading activities are limited to the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. Trading activities of the Corporation are subject to strict guidelines approved by the Board of Directors and included in the investment policy.

     In anticipation of customer demand, the Corporation carries an inventory of capital market instruments and maintains market liquidity by quoting bid and offer prices to and trading with other market makers. Positions are also taken in interest rate sensitive instruments, based on expectations of future market conditions. These activities constitute the proprietary trading business and are held by the Corporation to provide customers with financial products at competitive prices. As trading strategies depend on both market-making and proprietary positions, given the relationship between instruments and markets, those activities are managed in concert in order to maximize net trading revenue.

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

     The Corporation held no futures or options contracts written for trading purposes at December 31, 1997. For 1996, the contract amounts of futures and options written for trading purposes were $3,210,000 and $6,079,000, respectively. The following table indicates the fair value and net gains (losses) of derivatives financial instruments held for trading purposes.

                                                                   Fair Value
                                              ----------------------------------------------------------------------
                                                At December 31, 1997         Average for the period        Net gains
                                              Assets      Liabilities       Assets      Liabilities        (losses)
                                              ----------------------------------------------------------------------
                                                                          (In thousands)

                    Futures contracts......    $0                $0             $0             $1              $(23)
                    Options................     0                 0              0             11               (41)


                                                                   Fair Value
                                              ----------------------------------------------------------------------
                                                At December 31, 1996         Average for the period        Net gains
                                              Assets      Liabilities       Assets      Liabilities        (losses)
                                              ----------------------------------------------------------------------
                                                                          (In thousands)
                    Futures contracts......     $0               $135          $140           $34             $(274)
                    Options................      0                 73             0            48               121

     The Corporation's credit exposure from off-balance sheet derivative financial instruments held or issued for trading purposes is represented by the fair value of the instruments with a positive fair value at that date.

NOTE 27 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS:

     During the year ended December 31, 1997, the Corporation paid interest and income taxes amounting to $703,553,000 and $88,752,000, respectively (1996 - $579,733,000 and $76,324,000; 1995 - $515,960,000 and $42,383,000). In addition, loans transferred to other real estate and other property for the year ended December 31, 1997, amounted to $22,727,000 and $7,606,000, respectively (1996 -
$3,333,000 and $5,640,000).

NOTE 28 - CONTINGENT LIABILITIES:

     The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 29 - POPULAR, INC. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION:

     The following condensed financial information presents the financial position of the Holding Company only as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997.

                             STATEMENTS OF CONDITION

                                                                                    December 31,
                                                                            ---------------------------
                                                                                1997            1996
                                                                            ---------------------------
                                                                                   (In thousands)
ASSETS
Cash ....................................................................   $       378     $       191
Money market investments ................................................                        55,024
Investment securities available-for-sale, at market value ...............        88,371          69,486
Investment in BPPR, at equity ...........................................     1,255,880       1,009,648
Investment in Banco Popular, Illinois, at equity ........................       128,089          39,820
Investment in Banco Popular, FSB, at equity .............................       148,038         130,577
Investment in Banco Popular, N.A. (California), at equity ...............        14,187          12,566
Investment in other subsidaries, at equity ..............................        26,933          47,365
Advances to subsidiaries ................................................       691,706         634,257
Premises and equipment ..................................................                        39,176
Other assets ............................................................         3,683           3,348
                                                                            ---------------------------
  Total assets ..........................................................   $ 2,357,265     $ 2,041,458
                                                                            ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold under agreements to repurchase ..........................   $    51,775     $    52,084
Commercial paper ........................................................        98,099         164,379
Other short-term borrowings .............................................        21,700          65,000
Notes payable ...........................................................       535,263         320,539
Senior debentures .......................................................                        30,000
Accrued expenses and other liabilities ..................................        22,336          21,924
Subordinated notes ......................................................       125,000         125,000
Stockholders' equity ....................................................     1,503,092       1,262,532
                                                                            ---------------------------
  Total liabilities and stockholders' equity ............................   $ 2,357,265     $ 2,041,458
                                                                            ===========================



                              STATEMENTS OF INCOME

                                                                                    Year ended December 31,
                                                                          ----------------------------------------
                                                                               1997           1996           1995
                                                                          ----------------------------------------
                                                                                        (In thousands)
Income:
  Dividends from subsidiaries ........................................    $   53,000     $   42,608     $   76,600
  Interest on money market and investment securities .................         5,355          4,828          3,897
  Other operating income .............................................           496          2,394          1,347
  Interest on advances to subsidiaries ...............................        45,434         42,047         26,258
                                                                          ----------------------------------------
   Total income ......................................................       104,285         91,877        108,102
                                                                          ----------------------------------------

Expenses:

  Interest expense ...................................................        53,182         42,761         25,824
  Operating expenses .................................................         1,494          1,698            671
                                                                          ----------------------------------------
   Total expenses ....................................................        54,676         44,459         26,495
                                                                          ----------------------------------------

Income before income taxes and equity in undistributed
  earnings of subsidiaries ...........................................        49,609         47,418         81,607
Income taxes .........................................................        (1,573)         1,109          6,787
                                                                          ----------------------------------------
Income before equity in undistributed earnings of subsidiaries .......        51,182         46,309         74,820
Equity in undistributed earnings of subsidiaries .....................       158,383        138,841         71,541
                                                                          ----------------------------------------
   Net income ........................................................    $  209,565     $  185,150     $  146,361
                                                                          ========================================

                            STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
                                                                          ----------------------------------------
                                                                              1997           1996           1995
                                                                          ----------------------------------------
                                                                                       (In thousands)
Cash flows from operating activities:
  Net income .........................................................    $    209,565   $  185,150     $  146,361
                                                                          ----------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed earnings of subsidiaries ................        (158,383)    (138,841)       (71,541)
     Dividend in kind received from a subsidiary .....................                                     (41,600)
     Depreciation of premises and equipment ..........................           1,345        1,621            829
     Loss on disposition of premises and equipment ...................           3,295
     Gain on sale of investment securities available-for-sale ........            (824)
     Amortization of premiums and accretion of discounts on
      investments ....................................................              20           22             23
     Net increase in other assets ....................................            (335)        (914)        (1,163)
     Net decrease in current taxes ...................................             (86)      (3,182)
     Net decrease in interest payable ................................          (4,199)
     Net (decrease) increase in other liabilities ....................          (2,190)       4,554          5,363
                                                                         -----------------------------------------
          Total adjustments ...........................................       (161,357)    (136,740)      (108,089)
                                                                         -----------------------------------------
          Net cash provided by operating activities ...................         48,208       48,410         38,272
                                                                         -----------------------------------------

Cash flows from investing activities:
  Net decrease (increase)  in money market investments ...............          55,024      (47,564)           581
  Purchases of investment securities available-for-sale ..............          (5,560)      (1,538)       (14,178)
  Maturities of investment securities available-for-sale .............             682          883
  Sales of investment securities available-for-sale ..................           2,365
  Capital contribution to subsidiaries ...............................         (58,500)     (30,000)       (16,130)
  Distribution from subsidiary .......................................                          392
  Advances to subsidiaries ...........................................         (57,449)    (100,940)      (374,047)
  Acquisition of premises and equipment ..............................             (15)          (3)           (22)
  Proceeds from sale of premises and equipment .......................          34,551
                                                                         -----------------------------------------
          Net cash used in investing activities .......................        (28,902)    (178,770)      (403,796)
                                                                         -----------------------------------------

Cash flows from financing activities:
  Net (decrease) increase in securities sold under
   agreements to repurchase ..........................................            (309)        (191)        42,425
  Net (decrease) increase in commercial paper ........................         (66,280)     (10,349)        41,934
  Net (decrease) increase in other short-term borrowings .............         (43,300)      30,600         34,400
  Net increase in notes payable ......................................         214,724      158,039        162,500
  Payment of senior debentures .......................................         (30,000)
  Cash dividends paid ................................................         (59,037)     (51,896)       (44,521)
  Proceeds from issuance of subordinated notes .......................                                     125,000
  Proceeds from issuance of common stock .............................           4,642        4,135          3,500
  Treasury stock acquired, at cost ...................................         (39,559)
                                                                         -----------------------------------------
          Net cash (used) provided by financing activities ............        (19,119)     130,338        365,238
                                                                         -----------------------------------------
  Net increase (decrease) in cash ....................................             187          (22)          (286)
  Cash at beginning of period ........................................             191          213            499
                                                                         -----------------------------------------
   Cash at end of period ..............................................  $         378   $      191     $      213
                                                                         =========================================

     The principal source of income for the Holding Company consists of dividends from BPPR. As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels.

NOTE 30 - POPULAR INTERNATIONAL BANK, INC. (A SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

     The following summarized financial information presents the consolidated financial position of Popular International Bank, Inc. and its subsidiaries as of November 30, 1997 and 1996, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended November 30, 1997. Popular International Bank, Inc., is the holding company of Popular North America, Inc., including Banco Popular North America and its wholly-owned subsidiary Banco Popular, Illinois, Banco Popular, N.A. (Texas), Banco Popular, N.A. (California), Banco Popular, N.A. (Florida) and Banco Popular, FSB (second-tier subsidiaries) and its wholly-owned subsidiary Equity One, Inc.

                             STATEMENTS OF CONDITION

                                                                                    November 30,
                                                                            ---------------------------
                                                                                1997            1996
                                                                            ---------------------------
                                                                                   (In thousands)
ASSETS
  Cash ..................................................................   $    70,315     $    31,171
  Money market investments ..............................................        36,126          49,184
  Investment securities available-for-sale, at market value .............       323,152         205,249
  Investment securities held-to-maturity, at cost .......................        18,054          12,232
  Loans held-for-sale ...................................................        50,886          48,068
  Loans .................................................................     2,127,817       1,545,262
        Less: Unearned income ...........................................        55,295          47,420
                  Allowance for loan losses .............................        30,907          22,920
                                                                            ---------------------------
                                                                              2,041,615       1,474,922
                                                                            ---------------------------
  Other assets ..........................................................        93,120          50,672
  Intangible assets .....................................................        82,726          31,232
                                                                            ---------------------------
        Total assets ....................................................   $ 2,715,994     $ 1,902,730
                                                                            ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
  Deposits:
     Non-interest bearing ...............................................   $   211,396     $    94,297
     Interest bearing ...................................................     1,003,792         593,195
                                                                            ---------------------------
                                                                              1,215,188         687,492
                                                                            ---------------------------
  Federal funds purchased and securities sold under agreements
   to repurchase ........................................................        24,288           5,075
  Other short-term borrowings, consisting of $269,732 in term notes
   (1996 - $375,625), and a revolving credit facility with an
   affiliate of $10,000 (1996 - $35,000) ................................       279,732         410,625
  Notes payable (Note 12) ...............................................       704,507         579,277
  Other liabilities .....................................................        52,473          38,722
  Preferred beneficial interests in Popular North America's junior subordinated deferrable interest debentures guaranteed by
     the Corporation ....................................................       150,000
  Stockholder's equity ..................................................       289,806         181,539
                                                                            ---------------------------
        Total liabilities and  stockholder's equity .....................   $ 2,715,994     $ 1,902,730
                                                                            ===========================

                              STATEMENTS OF INCOME

                                                                                  Year ended November 30,
                                                                          ----------------------------------------
                                                                              1997           1996           1995
                                                                          ----------------------------------------
                                                                                       (In thousands)
Interest and fees:
  Loans ..............................................................    $  192,202     $  136,824     $  101,442
  Money market and investment securities .............................        24,658         16,188         18,948
                                                                          ----------------------------------------
                                                                             216,860        153,012        120,390
                                                                          ----------------------------------------
Interest expense:
  Deposits ...........................................................        35,972         24,000         21,225
  Short-term borrowings ..............................................        23,092         22,572          6,595
  Long-term borrowings ...............................................        55,603         35,265         39,847
                                                                          ----------------------------------------
                                                                             114,667         81,837         67,667
                                                                          ----------------------------------------
Net interest income ..................................................       102,193         71,175         52,723
Provision for loan losses ............................................        17,041         14,299          8,651
                                                                          ----------------------------------------
Net interest income after provision for loan losses ..................        85,152         56,876         44,072

Service charges on deposit accounts ..................................         5,588          2,735          1,844
Other service fees ...................................................         8,159          4,663          3,813
Gain on sale of securities ...........................................           339          7,026          6,239
Other operating income ...............................................        11,817          5,342          6,738
                                                                          ----------------------------------------
                                                                             111,055         76,642         62,706
                                                                          ----------------------------------------
Operating expenses ...................................................        85,031         46,509         35,782
                                                                          ----------------------------------------
Income before income tax .............................................        26,024         30,133         26,924
Income tax ...........................................................        11,192         12,978         10,629
                                                                          ----------------------------------------
Net income ...........................................................    $   14,832     $   17,155     $   16,295
                                                                          ========================================

                            STATEMENTS OF CASH FLOWS

                                                                                            Year ended November 30,
                                                                                   --------------------------------------
                                                                                        1997          1996         1995
                                                                                   --------------------------------------
                                                                                               (In thousands)
                                                                                   --------------------------------------
Cash flows from operating activities:
  Net income ...................................................................   $   14,832    $   17,155    $   16,295
                                                                                   --------------------------------------
  Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization of premises and equipment .....................        3,136         1,833         1,136
   Provision for loan losses ...................................................       17,041        14,299         8,651
   Amortization of intangibles .................................................        5,850         3,460         3,321
   Amortization of deferred loan fees and costs ................................       (1,529)       (1,922)        6,467
   Amortization of premiums and  accretion of discounts on
     investments ...............................................................        1,271           267           446
   Increase in loans held-for-sale .............................................       (2,817)      (24,513)
   Gain on sale of investment securities available-for-sale ....................         (339)       (7,026)       (6,239)
   Gain on disposition of premises and equipment ...............................         (655)
   Gain on sale of loans .......................................................      (10,133)       (8,049)       (6,676)
   Net increase in interest receivable .........................................       (5,395)       (1,286)       (5,375)
   Net increase in other assets ................................................       (5,312)       (1,915)       (5,046)
   Net increase in interest payable ............................................        5,008
   Net decrease in current and deferred taxes ..................................       (3,556)       (1,942)
   Net (decrease) increase in other liabilities ................................       (1,884)        5,392         7,509
                                                                                   --------------------------------------
         Total adjustments .....................................................          686       (21,402)        4,194
                                                                                   --------------------------------------
         Net cash provided (used) by operating activities ......................       15,518        (4,247)       20,489
                                                                                   --------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in money market investments ..........................       24,058       (15,676)        3,489
  Purchases of investment securities held-to-maturity ..........................         (270)       (6,214)
  Purchases of investment securities available-for-sale ........................     (526,337)      (71,955)     (358,811)
  Maturities of investment securities held-to-maturity .........................        2,750
  Sale of investment securities available-for-sale .............................      506,365        61,205       183,091
  Maturities of investment securities available-for-sale .......................       70,092        98,011        50,000
  Net disbursements on loans ...................................................     (539,951)     (574,754)     (357,540)
  Proceeds from sale of loans ..................................................      294,001       285,771        70,155
  Acquisition of loan portfolios ...............................................      (10,853)                    (18,059)
  Assets acquired, net of cash .................................................      (36,734)       (2,656)
  Acquisition of premises and equipment ........................................      (17,974)       (4,794)       (4,941)
  Proceeds from sales of premises and equipment ................................        5,857
                                                                                   --------------------------------------
         Net cash used in investing activities .................................     (228,996)     (231,062)     (432,616)
                                                                                   --------------------------------------
Cash flows from financing activities:
  Net increase in deposits .....................................................       56,092        42,735        43,211
  Net deposits acquired ........................................................                                  163,504
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase .........................................         (169)        1,040        (8,965)
  Net (decrease) increase in other short-term borrowings .......................     (130,893)      222,514       (24,870)
  Proceeds from issuance of notes payable ......................................      964,931        30,024       234,215
  Payments of notes payable ....................................................     (845,840)      (84,885)
  Proceed from issuance of Capital Securities ..................................      150,000
  Proceeds from issuance of common stock .......................................          462           150
  Capital contribution from Parent company .....................................       58,039        29,850
                                                                                   --------------------------------------
         Net cash provided by financing activities .............................      252,622       241,428       407,095
                                                                                   --------------------------------------
Net increase (decrease) in cash and due from banks .............................       39,144         6,119        (5,032)
Cash and due from banks at beginning of year ...................................       31,171        25,052        30,084
                                                                                   --------------------------------------
Cash and due from banks at end of year .........................................   $   70,315    $   31,171    $   25,052
                                                                                   ======================================

                            STATEMENTS OF CHANGES IN
                              STOCKHOLDER'S EQUITY

                                                                                             Year ended November 30,
                                                                                   --------------------------------------
                                                                                        1997          1996          1995
                                                                                   --------------------------------------
                                                                                               (In thousands)
Preferred Stock:
  Par value $25; authorized 25,000,000 shares, none issued

Common Stock:
  Par value $5; authorized 1,000,000 shares, 792,300 shares
   issued and outstanding (1996 - 700,000; 1995 - 670,000)
  Balance at beginning of the period ...........................................   $    3,500    $    3,350    $    3,350
  Issuance of common stock .....................................................          462           150
                                                                                   --------------------------------------
  Balance at end of the period .................................................        3,962         3,500         3,350
                                                                                   --------------------------------------
Additional paid-in capital:
  Balance at beginning of the period ...........................................      132,964       103,114       103,114
  Capital contribution from Parent company .....................................       91,900        29,850
                                                                                   --------------------------------------
  Balance at end of the period .................................................      224,864       132,964       103,114
                                                                                   --------------------------------------
Retained earnings:
  Balance at beginning of the period ...........................................       44,389        27,234        10,939
  Net income ...................................................................       14,832        17,155        16,295
                                                                                   --------------------------------------
  Balance at end of the period .................................................       59,221        44,389        27,234
                                                                                   --------------------------------------
Unrealized holding gains (losses) on investment securities available-for-sale, net of deferred taxes:
  Balance at beginning of the period ...........................................          686         5,437        (2,473)
  Net change in the fair value of investment securities
   available-for-sale, net of deferred taxes ...................................        1,073        (4,751)        7,910
                                                                                   --------------------------------------
  Balance at end of period .....................................................        1,759           686         5,437
                                                                                   --------------------------------------
   Total stockholder's equity ..................................................   $  289,806    $  181,539    $  139,135
                                                                                   ======================================


NOTE 31 - POPULAR NORTH AMERICA, INC. (A SECOND - TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

     The following summarized financial information presents the consolidated financial position of Popular North America, Inc. and its subsidiaries, Banco Popular North America and its wholly-owned subsidiary Banco Popular, Illinois, Banco Popular, N.A. (Florida), Banco Popular, FSB, including its wholly-owned subsidiary Equity One, Inc., Banco Popular N.A. (California) and Banco Popular N.A. (Texas) (second tier subsidiaries) as of November 30, 1997 and 1996, and the results of their operations, cash flows and changes in stockholder's equity for each of the three years in the period ended November 30, 1997.

                             STATEMENTS OF CONDITION

                                                                                    November 30,
                                                                            ---------------------------
                                                                                1997           1996
                                                                            ---------------------------
                                                                                  (In thousands)
ASSETS
  Cash and due from banks ...............................................   $    70,207     $    29,936
  Money market investments ..............................................        33,709          46,399
  Investment securities available-for-sale, at market value .............       323,090         205,181
  Investment securities held-to-maturity, at cost .......................        18,054          12,232
  Loans held-for-sale ...................................................        50,886          48,068
  Loans .................................................................     2,127,817       1,545,262
   Less: Unearned income ................................................        55,295          47,420
         Allowance for loan losses ......................................        30,907          22,920
                                                                            ---------------------------
                                                                              2,041,615       1,474,922
                                                                            ---------------------------
  Other assets ..........................................................        90,304          50,525
  Intangible assets .....................................................        82,725          31,232
                                                                            ---------------------------
        Total assets ....................................................   $ 2,710,590     $ 1,898,495
                                                                            ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
  Deposits:
   Non-interest bearing .................................................   $   211,396     $    94,297
   Interest bearing .....................................................     1,003,792         593,195
                                                                            ---------------------------
                                                                              1,215,188         687,492
                                                                            ---------------------------
  Federal funds purchased and securities sold under agreements
   to repurchase ........................................................        24,288           5,075
  Other short-term borrowings, consisting of $269,732 term notes
   (1996 - $375,625) and a revolving credit facility with an
   affiliate of $10,000  (1996 - $35,000) ...............................       279,732         410,625
  Notes payable (Note 12) ...............................................       704,507         579,277
  Other liabilities .....................................................        52,190          38,699
  Preferred beneficial interests in Popular North America's
     junior subordinated deferrable interest debentures
     guaranteed by the Corporation ......................................       150,000
  Stockholder's equity ..................................................       284,685         177,327
                                                                            ---------------------------
        Total liabilities and stockholder's equity ......................   $ 2,710,590     $ 1,898,495
                                                                            ===========================

                              STATEMENTS OF INCOME

                                                                                           Year ended November 30,
                                                                                   --------------------------------------
                                                                                       1997          1996          1995
                                                                                   --------------------------------------
                                                                                                 (In thousands)
Interest and fees:
  Loans ........................................................................   $  192,202    $  136,824    $  101,442
  Money market and investment securities .......................................       23,089        16,107        18,888
                                                                                   --------------------------------------
                                                                                      215,291       152,931       120,330
                                                                                   --------------------------------------
Interest expense:
  Deposits .....................................................................       35,972        24,000        21,225
  Short-term borrowings ........................................................       23,091        22,572         6,595
  Long-term borrowings .........................................................       55,602        35,265        39,847
                                                                                   --------------------------------------
                                                                                      114,665        81,837        67,667
                                                                                   --------------------------------------
Net interest income ............................................................      100,626        71,094        52,663
Provision for loan losses ......................................................       17,041        14,299         8,651
                                                                                   --------------------------------------
Net interest income after provision for loan losses ............................       83,585        56,795        44,012
Service charges on deposit accounts ............................................        5,588         2,735         1,844
Other service fees .............................................................        8,149         4,663         3,813
Gain on sale of securities .....................................................          308         7,026         6,239
Other operating income .........................................................       11,926         5,457         6,738
                                                                                   --------------------------------------
                                                                                      109,556        76,676        62,646
                                                                                   --------------------------------------
Operating expenses .............................................................       84,512        46,600        35,778
                                                                                   --------------------------------------
Income before tax ..............................................................       25,044        30,076        26,868
Income tax .....................................................................       11,192        12,978        10,629
                                                                                   --------------------------------------
Net income .....................................................................   $   13,852    $   17,098    $   16,239
                                                                                   ======================================

                            STATEMENTS OF CASH FLOWS


                                                                                           Year ended November 30,
                                                                                   --------------------------------------
                                                                                       1997          1996          1995
                                                                                   --------------------------------------
                                                                                                (In thousands)
Cash flows from operating activities:
  Net income ...................................................................   $   13,852    $   17,098    $   16,239
                                                                                   --------------------------------------
  Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization of premises and equipment .....................        3,092         1,833         1,136
   Provision for loan losses ...................................................       17,041        14,299         8,651
   Amortization of intangibles .................................................        5,850         3,460         3,321
   Amortization of deferred loan fees and costs ................................       (1,529)       (1,922)        6,467
   Amortization of premiums and accretion of discounts on
      investments ..............................................................        1,271           267           446
   Increase in loans held-for-sale .............................................       (2,817)      (24,513)
   Gain on sale of investment securities available-for-sale ....................         (309)       (7,026)       (6,239)
   Gain on disposition of premises and equipment ...............................         (655)
   Gain on sale of loans .......................................................      (10,133)       (8,049)       (6,676)
   Net increase in interest receivable .........................................       (5,395)       (1,286)       (5,368)
   Net increase in other assets ................................................       (5,137)       (1,884)       (4,940)
   Net increase in interest payable ............................................        5,001
   Net increase in current and deferred taxes ..................................       (3,556)       (1,942)
   Net increase in other liabilities ...........................................         (788)        5,392         7,483
                                                                                   --------------------------------------
       Total adjustments .......................................................        1,936       (21,371)        4,281
                                                                                   --------------------------------------
       Net cash provided (used) by operating activities ........................       15,788        (4,273)       20,520
                                                                                   --------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in money market investments ..........................       23,438       (13,912)        3,476
  Purchases of investment securities held-to-maturity ..........................         (270)       (6,214)
  Maturities of investment securities held-to-maturity .........................        2,750
  Purchases of investment securities available-for-sale ........................     (526,272)      (71,888)     (358,811)
  Sale of investment securities available-for-sale .............................      506,255        61,205       183,091
  Maturities of investment securities available-for-sale .......................       70,092        98,011        50,000
  Net disbursements on loans ...................................................     (539,951)     (574,754)     (357,540)
  Proceeds from sale of loans ..................................................      294,001       285,771        70,155
  Acquisition of loan portfolios ...............................................      (10,853)                    (18,059)
  Assets acquired, net of cash .................................................      (36,734)       (2,656)
  Acquisition of premises and equipment ........................................      (16,542)       (4,794)       (4,941)
  Proceeds from sale of premises and equipment .................................        5,695
                                                                                   --------------------------------------
       Net cash used in investing activities ...................................     (228,391)     (229,231)     (432,629)
                                                                                   --------------------------------------
Cash flows from financing activities:
  Net increase in deposits .....................................................       56,344        42,735        43,211
  Net deposits acquired ........................................................                                  163,504
  Net (decrease) increase in federal funds purchased  and securities
   sold under agreements to repurchase .........................................         (169)        1,040        (8,965)
  Net (decrease) increase in other short-term borrowings .......................     (130,892)      222,514       (24,870)
  Proceeds from issuance of notes payable ......................................      964,931        30,024       234,215
  Payments of note payable .....................................................     (845,840)      (84,885)
  Proceeds from issuance of Capital Securities .................................      150,000
  Capital contribution from Parent company .....................................       58,500        27,000
                                                                                   --------------------------------------
       Net cash provided by financing activities ...............................      252,874       238,428       407,095
                                                                                   --------------------------------------
Net increase (decrease) in cash and due from banks .............................       40,271         4,924        (5,014)
Cash and due from banks at beginning of period .................................       29,936        25,012        30,026
                                                                                   --------------------------------------
Cash and due from banks at end of period .......................................   $   70,207    $   29,936    $   25,012
                                                                                   ======================================

                            STATEMENTS OF CHANGES IN
                              STOCKHOLDER'S EQUITY

                                                                                         Year ended November 30,
                                                                                   --------------------------------------
                                                                                       1997          1996          1995
                                                                                   --------------------------------------
                                                                                               (In thousands)
Preferred Stock:
  Par value $0.10; authorized 10,000,000 shares, none issued

Common Stock:
  Par value $1; authorized 10,000 shares, 2,000 shares issued and outstanding
  Balance at beginning and end of the period ...................................   $        2    $        2    $        2
                                                                                   --------------------------------------
Additional paid-in capital:
  Balance at beginning of the period ...........................................      132,163       105,163       105,163
  Capital contribution from parent company .....................................       92,440        27,000
                                                                                   --------------------------------------
  Balance at end of the period .................................................      224,603       132,163       105,163
                                                                                   --------------------------------------
Retained earnings:
  Balance at beginning of the period ...........................................       44,477        27,379        11,140
  Net income ...................................................................       13,852        17,098        16,239
                                                                                   --------------------------------------
  Balance at end of the  period ................................................       58,329        44,477        27,379
                                                                                   --------------------------------------
Unrealized holding gains (losses) on investment securities available-for-sale, net of deferred taxes:
  Balance at beginning of the period ...........................................          685         5,437        (2,473)
  Net change in the fair value of investment securities
   available-for-sale, net of deferred taxes ...................................        1,066        (4,752)        7,910
                                                                                   --------------------------------------
  Balance at end of period .....................................................        1,751           685         5,437
                                                                                   --------------------------------------
       Total stockholder's equity ..............................................   $  284,685    $  177,327    $  137,981
                                                                                   --------------------------------------