Form 10-Q
period 1998-03-31
POPULAR INC
filed 1998-05-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - Q
                                  -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998          Commission file number  0 - 13818
                  --------------                                  ---------

                                 POPULAR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Puerto Rico                                        66-041-6582
------------------------                             --------------------
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

                   Yes      X              No
                       --------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                      67,748,893
   ----------------------------        ---------------------------------------
            (Title of Class)           (Shares Outstanding as of May 13, 1998)

                                 POPULAR, INC.
                                     INDEX

Part I - Financial Information                                                            Page
------------------------------                                                            ----
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - March 31,
               1998, December 31, 1997 and March 31, 1997.                                 3

              Unaudited consolidated statements of income - Quarter ended
               March 31, 1998 and 1997.                                                    4

              Unaudited consolidated statements of comprehensive income -
                Quarter ended March 31, 1998 and 1997.                                     5

              Unaudited consolidated statements of cash flows -  Quarter ended
               March 31, 1998 and 1997.                                                    6

              Notes to unaudited consolidated financial statements.                     7-17

   Item 2.  Management's discussion and analysis of financial condition
                and results of operations.                                             18-30

Part II - Other Information
---------------------------

   Item 1.  Legal proceedings                                                             30

   Item 2.  Changes in securities and use of proceeds - None                             N/A

   Item 3.  Defaults upon senior securities - None                                       N/A

   Item 4.  Submission of matters to a vote of security holders - None                   N/A

   Item 5.  Other information                                                             31

   Item 6.  Exhibits and reports on Form 8-K                                              31

     ---    Signature                                                                     32


      FORWARD LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

      Various factors could cause actual results to differ from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses, these factors include the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets and the performance of the stock and bond markets. Moreover, the outcome of litigation, as discussed in "Part II,
Item I. Legal Proceedings." is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)



                                                                       MARCH 31,         December 31,        March 31,
(In thousands)                                                           1998               1997               1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $   517,003         $   463,151       $     447,113
------------------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                         587,579             802,803             728,381
 Time deposits with other banks                                           46,182               9,013              59,831
 Banker's acceptances                                                        696               2,274               1,975
------------------------------------------------------------------------------------------------------------------------
                                                                         634,457             814,090             790,187
------------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value              5,906,739           5,239,005           3,963,115
Investment securities held-to-maturity, at cost                          416,773             408,993           1,430,700
Trading account securities, at market value                              247,735             222,303             263,478
Loans held-for-sale                                                      307,382             265,204             249,317
Loans                                                                 11,582,940          11,457,675           9,972,694
 Less - Unearned income                                                  347,153             346,272             332,757
        Allowance for loan losses                                        217,708             211,651             191,360
------------------------------------------------------------------------------------------------------------------------
                                                                      11,018,079          10,899,752           9,448,577
------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                   377,189             364,892             372,957
Other real estate                                                         17,285              18,012               6,615
Customers' liabilities on acceptances                                      1,397               1,801               1,870
Accrued income receivable                                                132,092             118,677             108,320
Other assets                                                             213,948             252,040             191,912
Intangible assets                                                        228,141             232,587             127,297
------------------------------------------------------------------------------------------------------------------------
                                                                     $20,018,220         $19,300,507         $17,401,458
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest  bearing                                              $ 2,492,547         $ 2,546,836         $ 2,213,435
  Interest bearing                                                     9,513,253           9,202,750           8,251,718
------------------------------------------------------------------------------------------------------------------------
                                                                      12,005,800          11,749,586          10,465,153
Federal funds purchased and securities sold under
 agreements to repurchase                                              2,959,925           2,723,329           2,344,411
Other short-term borrowings                                            1,567,346           1,287,435           1,535,911
Notes payable                                                          1,304,268           1,403,696           1,153,472
Senior debentures
Acceptances outstanding                                                    1,397               1,801               1,870
Other liabilities                                                        358,246             356,568             338,126
------------------------------------------------------------------------------------------------------------------------
                                                                      18,196,982          17,522,415          15,838,943
------------------------------------------------------------------------------------------------------------------------
Subordinated notes                                                       125,000             125,000             125,000
------------------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's
 junior subordinated deferrable interest debentures guaranteed
 by the Corporation                                                      150,000             150,000             150,000
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity :
 Preferred stock                                                         100,000             100,000             100,000
 Common stock                                                            412,238             412,029             396,731
 Surplus                                                                 603,445             602,023             497,462
 Retained earnings                                                       433,062             395,253             303,268
 Treasury stock-at cost                                                  (39,559)            (39,559)
 Accumulated other comprehensive income-unrealized gains (losses)
   on securities available-for-sale, net of deferred taxes                37,052              33,346              (9,946)
------------------------------------------------------------------------------------------------------------------------
                                                                       1,546,238           1,503,092           1,287,515
------------------------------------------------------------------------------------------------------------------------
                                                                     $20,018,220         $19,300,507         $17,401,458
========================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                            Quarter ended
                                                                              March 31,

(Dollars in thousands, except per share amounts)                    1998                     1997
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                            $293,217                  $246,353
 Money market investments                                            8,827                     8,867
 Investment securities                                              90,259                    75,111
 Trading account securities                                          4,065                     3,934
----------------------------------------------------------------------------------------------------
                                                                   396,368                   334,265
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                           97,330                    86,195
 Short-term borrowings                                              56,248                    47,362
 Long-term debt                                                     30,086                    20,064
----------------------------------------------------------------------------------------------------
                                                                   183,664                   153,621
----------------------------------------------------------------------------------------------------

Net interest income                                                212,704                   180,644
Provision for loan losses                                           33,565                    23,687
--------- --- ---- ---------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                   179,139                   156,957
Service charges on deposit accounts                                 25,338                    21,819
Other service fees                                                  26,173                    22,169
Gain (loss) on sale of securities                                      867                    (1,660)
Trading account profit                                                 669                       433
Other operating income                                              14,904                    11,494
----------------------------------------------------------------------------------------------------
                                                                   247,090                   211,212
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                           59,293                    48,345
 Profit sharing                                                      5,683                     6,440
 Pension and other benefits                                         18,418                    16,700
----------------------------------------------------------------------------------------------------
                                                                    83,394                    71,485
 Net occupancy expense                                              11,561                     9,002
 Equipment expenses                                                 18,028                    14,851
 Other taxes                                                         7,968                     6,445
 Professional fees                                                  12,878                     9,903
 Communications                                                      8,824                     7,581
 Business promotion                                                  8,216                     5,957
 Printing and supplies                                               4,003                     3,644
 Other operating expenses                                           10,724                     8,819
 Amortization of intangibles                                         6,784                     4,438
----------------------------------------------------------------------------------------------------
                                                                   172,380                   142,125
----------------------------------------------------------------------------------------------------

Income before taxes                                                 74,710                    69,087
Income tax                                                          19,915                    19,548
----------------------------------------------------------------------------------------------------

NET INCOME                                                        $ 54,795                  $ 49,539
====================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                             $ 52,708                  $ 47,452
====================================================================================================

EARNINGS PER COMMON SHARE                                         $  0.78                   $   0.72
====================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                       Quarters ended
                                                         March 31,

(In thousands)                                       1998        1997
-----------------------------------------------------------------------
Net Income                                          $54,795    $ 49,539
                                                    -------    --------
Other comprehensive income net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
     arising during the period                        4,311     (12,655)
    Less: reclassification adjustment
     for gains (losses) included in net income          605      (1,009)
                                                    -------    --------

Total other comprehensive income (loss)             $ 3,706    $(11,646)
                                                    -------    --------

Comprehensive income                                $58,501    $ 37,893
                                                    =======    ========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                               For the quarter ended
                                                                                     March 31,
(In thousands)                                                           1998                         1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $    54,795                  $    49,539
-------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
  by operating activities:
 Depreciation and amortization of premises and equipment                  14,205                       12,639
 Provision for loan losses                                                33,565                       23,687
 Amortization of intangibles                                               6,784                        4,438
 (Gain) loss on sale of investment securities available-for-sale            (867)                       1,660
 Loss on disposition of premises and equipment                                21                          160
 Gain on sale of loans                                                    (4,974)                      (4,388)
 Amortization of premiums and accretion of discounts on investments          712                          596
 (Increase) decrease in loans held-for-sale                              (42,178)                       5,812
 Amortization of deferred loan fees and costs                               (196)                      (1,101)
 Net (increase) decrease in trading securities                           (25,433)                      28,671
 Net increase in interest receivable                                     (13,416)                     (12,833)
 Net decrease in other assets                                             70,051                      212,087
 Net increase (decrease) in interest payable                                  40                       (8,323)
 Net increase in current and deferred taxes                               12,233                       10,317
 Net increase in postretirement benefit obligation                         2,161                        1,473
 Net (decrease) increase in other liabilities                            (35,092)                       6,469
-------------------------------------------------------------------------------------------------------------

Total adjustments                                                         17,616                      281,364
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 72,411                      330,903
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                                179,633                       10,090
 Purchases of investment securities held-to-maturity                  (1,081,608)                  (7,028,117)
 Maturities of investment securities held-to-maturity                    373,475                    6,851,253
 Purchases of investment securities available-for-sale                (4,835,174)                  (2,056,260)
 Maturities of investment securities available-for-sale                4,608,579                       78,604
 Sales of investment securities available-for-sale                       264,482                    1,356,192
 Net disbursements on loans                                             (307,687                     (253,082)
 Proceeds from sale of loans                                             155,680                      121,723
 Acquisition of loan portfolios                                           (4,628)                      (4,082)
 Acquisition of premises and equipment                                   (35,396)                     (35,520)
 Proceeds from sale of premises and equipment                              9,431                        6,461
-------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                  (673,213)                    (952,738)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                     216,625                     (298,121)
 Net deposits acquired                                                    36,297
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                         236,596                      468,945
 Net increase in other short-term borrowings                             279,911                      131,906
 Proceeds from issuance of notes payable                                 301,450                      166,759
 Payments of notes payable                                              (400,877)
 Payment of senior debentures                                                                         (30,000)
 Proceeds from issuance of Series A Capital Securities                                                150,000
 Dividends paid                                                          (16,978)                     (13,989)
 Proceeds from issuance of common stock                                    1,630                        1,080
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                654,654                      576,580
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and due from banks                        53,852                      (45,255)
Cash and due from banks at beginning of period                           463,151                      492,368
-------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                             $   517,003                  $   447,113
=============================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of Popular, Inc. include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities Incorporated; Popular International Bank, Inc. and its wholly-owned subsidiaries ATH Costa Rica, and Popular North America, Inc. including Banco Popular, FSB, Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas), (second tier subsidiaries), Popular Leasing, USA and Equity One, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Finance, Inc. and Popular Home Mortgage, Inc.; and Metropolitana de Prestamos, Inc., as of March 31, 1998, December 31, 1997 and March 31, 1997 and their related statements of income, comprehensive income and cash flows as of March 31, 1998 and 1997.These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation.

NOTE 2- ACCOUNTING CHANGES

Effective March 31, 1997, the Corporation adopted Statement of Financial Accounting Standards (SFAS) 129, "Disclosure of Information about Capital Structure". This statement establishes standards for disclosing information about an entity's capital structure. However, it contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and SFAS 47.

Effective in 1997, the Corporation adopted SFAS 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. It simplifies the standards for computing earnings per share previously found in APB Opinion 15, "Earnings per Share", and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. At March 31, 1998, the Corporation did not have any dilutive potential common shares.

Effective January 1, 1997, the Corporation adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122 "Accounting for Mortgage Servicing Rights". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on a consistent application of a financial component approach that focuses on the legal and physical control over the component. Under this approach, following a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets for which control has been surrendered and financial liabilities that have been extinguished. However, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125", that delays until January 1, 1998, the effective date of those provisions of the statement that deal with securities lending, repurchase agreements and similar transactions. The adoption of this pronouncement did not have a financial impact on the consolidated financial statements of the Corporation for the three months period ended March 31, 1998.

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

To estimate the fair value of mortgage servicing rights the Corporation considers prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. For purposes of evaluating and measuring impairment of capitalized mortgage servicing rights, the Corporation stratifies such rights based on predominant risk characteristics of underlying loans, such as loan type, rate and term. The amount of impairment recognized if any, is the amount by which the capitalized mortgage servicing rights per stratum exceeds its estimated fair value. Impairment is recognized through a valuation allowance. As of March 31, 1998, the carrying value, estimated fair value and valuation allowance of capitalized mortgage servicing rights were $29,341, $33,983 and $13, respectively (1997 - $26,367, $35,221 y $31).

In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The pronouncement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Corporation adopted this statement effective January 1, 1998.

Also in June 1997, the Financial Accounting Standard Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders since the second year of application. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirements to report information about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years.

In February 1998, the Financial Accounting Standard Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement supersedes the disclosure requirements in FASB statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values on plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The statement suggests combined formats for presentation of pension and other postretirement benefits disclosures. This statement is effective for fiscal year beginning after December 15, 1997, and requires comparative information for earlier years. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of March 31, 1998, and market value for the following investment securities are:

Investments securities available-for-sale:

                                                                   March 31,
                                                                   ---------
                                                       1998                            1997
                                             Amortized       Market         Amortized      Market
                                               Cost          Value            Cost          Value
                                            --------------------------------------------------------
U.S. Treasury (average maturity of
 1 year and 10 months)                      $3,479,951      $3,498,379      $2,669,908    $2,663,911
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 3 years and 10 months)          1,050,998       1,051,667         312,604       308,669
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 8 years and 5 months)              58,970          59,793          39,305        39,118
Collateralized mortgage obligations (average
  maturity of 1 year and 5 months)             831,877         831,826         486,786       485,339
Mortgage-backed securities (average
  maturity of 24 years)                        396,850         403,844         426,975       425,964
Equity securities (without contractual
  maturity)                                     34,360          57,362          20,238        20,753
Others (average maturity of 11 years)            3,839           3,868          19,362        19,361
                                            $5,856,845      $5,906,739      $3,975,178    $3,963,115
                                            ========================================================


Investment securities held-to-maturity:

                                                                       March 31
                                                                       --------

                                                        1998                           1997
                                               Amortized       Market       Amortized        Market
                                                 Cost           Value         Cost            Value
                                              ------------------------------------------------------
U.S. Treasury                                                              $  370,721     $  370,323
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 1 month)                         $125,129      $  125,130        739,617        739,064
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 3 years and 5 months)              94,011          94,977         59,725         60,761
Collateralized mortgage obligations (average
  maturity of 1 year and 10 months)             52,879          52,981        130,117        129,583
Mortgage-backed securities (average
  maturity of 3 years and 5 months)             43,588          44,595         53,159         52,646
Equity securities (without contractual
  maturity)                                     76,264          76,264         64,620         64,620
Others (average maturity of 7 years
 and 11 months)                                 24,902          24,895         12,741         12,706
                                              ------------------------------------------------------

                                              $416,773        $418,842     $1,430,700     $1,429,703
                                              ======================================================


NOTE 4- PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,329,480 (1997 - $3,709,321) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 1998, amounted to $13,843 and $53,252. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes of $125,000 as of March 31, 1998 and 1997 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

NOTE 7- STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 67,717,548 were issued and outstanding at March 31, 1998. On May 8, 1997, the Board of Directors authorized the repurchase of up to 3 million shares of the outstanding common stock of the Corporation. As of March 31, 1998, 988,800 common shares were purchased at a cost of $39.6 million.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at March 31, 1998.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) and Banco Popular, FSB have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payments in full of such promissory note.

NOTE 8- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $52,708 for the first quarter of 1998 (1997 - $47,452), after deducting the dividends on preferred stock. EPS are based on 67,717,548 and

66,121,855 average shares outstanding for the first quarter of 1998 and 1997, respectively.

NOTE 9-  SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 1998, the Corporation paid interest and income taxes amounting to $181,828 and $2,613, respectively (1997 - $160,892 and $4,732). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 1998, amounted to $1,790 and $8,131, respectively (1997 - $1,524 and $5,468). The Corporation's stockholders' equity at March 31, 1998, includes $37,053 in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $9,946 in unrealized losses as of March 31, 1997.

NOTE 10- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its wholly-owned subsidiaries, ATH Costa Rica, and Popular North America, inc, including Banco Popular North America, Banco Popular, FSB, Banco Popular National Association (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) (second-tier subsidiaries) and Equity One, Inc. as of February 28, 1998 and 1997, and the results of their operations for the quarters then ended.

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

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                                February 28,
                                                                                ------------

                                                                        1998                1997
                                                                        ----                ----

Assets:
 Cash                                                                $   72,107          $   32,722
 Money market investments                                               112,795             139,745
 Investment securities                                                  296,203             159,899

Loans                                                                 2,290,156           1,677,408
 Less: Unearned income                                                   56,763              47,919
       Allowance for loan losses                                         32,236              24,212
                                                                     ----------          ----------
                                                                      2,201,157           1,605,277
Other assets                                                            116,252              52,847
Intangibles assets                                                       83,399              30,325
                                                                     ----------          ----------

   Total assets                                                      $2,881,913          $2,020,815
                                                                     ==========          ==========

Liabilities and Stockholder's Equity:

 Deposits                                                            $1,277,279          $  680,377
 Short-term borrowings                                                  379,737             286,458
 Notes payable                                                          740,573             629,175
 Other liabilities                                                       40,355              34,666
 Preferred beneficial interests in Popular North
  America's junior subordinated deferrable
  interest debentures guaranteed by the
  Corporation                                                           150,000             150,000
Stockholder's equity                                                    293,969             240,139
                                                                     ----------          ----------

   Total liabilities and stockholder's equity                        $2,881,913          $2,020,815
                                                                     ==========          ==========

                        POPULAR INTERNATIONAL BANK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                     Quarter ended
                                      February 28,
                                     --------------

                                 1998              1997
                                 ----              ----
Income:
Interest and fees              $61,845           $45,877
Other income                    10,211             2,794
                               -------           -------
    Total income                72,056            48,671
                               -------           -------

Expenses:

 Interest expense               32,562            23,850
 Provision for loan losses       4,834             3,685
 Operating expenses             29,307            13,735
                               -------           -------

    Total expenses              66,703            41,270
                               -------           -------

Income before income tax         5,353             7,401
Income tax                       1,760             3,294
                               -------           -------

    Net income                 $ 3,593           $ 4,107
                               =======           =======

NOTE 11- POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. and its wholly-owned subsidiaries, Banco Popular North America, Banco Popular, FSB, Banco Popular National Association (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) and Equity One, Inc. (second tier subsidiary) as of February 28, 1998 and 1997, and the results of their operations for the quarters then ended.

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

                          POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)



                                                                               February 28,
                                                                               ------------

                                                                       1998                     1997
                                                                       ----                     ----
Assets:
 Cash                                                                 $   71,796              $   32,606
 Money market investments                                                110,924                  82,747
 Investment securities                                                   295,992                 159,801

Loans                                                                  2,290,156               1,677,408
 Less: Unearned income                                                    56,763                  47,919
       Allowance for loan losses                                          32,236                  24,212
                                                                      ----------              ----------
                                                                       2,201,157               1,605,277
Other assets                                                              93,356                  50,087
Intangibles assets                                                        83,399                  30,325
                                                                      ----------              ----------

  Total assets                                                        $2,856,624              $1,960,843
                                                                      ==========              ==========

Liabilities and Stockholder's Equity:
 Deposits                                                             $1,277,279              $  680,377
 Short-term borrowings                                                   359,537                 286,458
 Notes payable                                                           740,573                 629,175
 Other liabilities                                                        40,056                  34,562
 Preferred beneficial interests in Popular North
   America's junior subordinated deferrable
   interest debentures guaranteed by the
   Corporation                                                           150,000                 150,000
 Stockholder's equity                                                    289,179                 180,271
                                                                      ----------              ----------

  Total liabilities and stockholder's equity                          $2,856,624              $1,960,843
                                                                      ==========              ==========

                          POPULAR NORTH AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)



                                                Quarter ended
                                                 February 28,
                                                -------------

                                           1998                 1997
                                           ----                 ----
Income:
 Interest and fees                     $   61,584          $   45,128
 Other income                              10,400               2,796
                                       ----------          ----------

 Total income                              71,984              47,924
                                       ----------          ----------

Expenses:
 Interest expense                          32,339              23,850
 Provision for loan losses                  4,834               3,685
 Operating expenses                        29,121              13,626
                                       ----------          ----------

 Total expenses                            66,294              41,161
                                       ----------          ----------

Income before income tax                    5,690               6,763
Income tax                                  1,760               3,294
                                       ----------          ----------

    Net income                         $    3,930          $    3,469
                                       ==========          ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). The Corporation is a regional diversified bank holding company engaged in the following businesses through its subsidiaries.

     - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (BPPR), Banco Popular, Illinois, Banco Popular, FSB and Banco Popular National Association (California). The Corporation made several acquisitions since March 31, 1997, to expand its banking franchise, both in the United States and Puerto Rico, as follows:

               - Seminole National Bank in Florida, acquired on April 30, 1997, now operating as Banco Popular, N.A. (Florida)

               - National Bancorp, Inc. and CBC Bancorp, Ltd., which were subsequently consolidated with Banco Popular, Illinois, acquired on May 31,1997

               - The former Roig Commercial Bank (RCB), mostly operating in the eastern part of Puerto Rico, was merged into BPPR on June 30, 1997

               - Houston Bancorporation, subsequently renamed as Banco Popular, N.A. (Texas), acquired on December 1, 1997

     - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

     - Mortgage Banking/Consumer Finance - Popular Mortgage, Inc. d/b/a Popular Home Mortgage, Equity One, Inc. and Popular Finance, Inc.

     -    Investment Banking - Popular Securities Incorporated (Popular
          Securities)

     -    ATM Processing Services - ATH Costa Rica



NET INCOME

Net income for the first quarter of 1998 was $54.8 million, compared with $49.5 million reported for the same period in 1997, and $55.3 million reported during the last quarter of 1997. Earnings per common share (EPS) for the quarter were $0.78, based on 67,717,548 average shares outstanding, compared with EPS of $0.72 for the first quarter of 1997, based on 66,121,855 average shares outstanding, and EPS of $0.78 for the fourth quarter of 1997, based on 67,682,704 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 1998, were 1.14% and 15.36%, respectively, compared with 1.19% and 16.32% reported during the same period in 1997, and 1.11% and 15.56% for the last quarter of 1997.

The rise in the Corporation's net income for the first quarter of 1998, when compared with the same period a year ago, was driven by an increase of $32.1 million in net interest income and $13.7 million in other revenues, partially offset by a rise of $30.6 million in operating expenses and an increase of $9.9 million in the provision for loan losses. Table A presents a detail of the components of net income as a percentage of average assets for the first quarter of 1998 and 1997.

TABLE A
COMPONENTS OF NET INCOME AS A PERCENTAGE OF AVERAGE TOTAL ASSETS

                                                          First Quarter
----------------------------------------------------------------------------

                                                      1998             1997
                                                    ------------------------

Net interest income                                   4.43%            4.34%

Provision for loan losses                            (0.70)           (0.56)
Securities and trading gains                          0.03            (0.03)
Other income                                          1.38             1.33
                                                     -----            -----
                                                      5.14             5.08
Operating expenses                                   (3.59)           (3.42)
                                                     -----            -----
Income before tax                                     1.55             1.66
Provision for income tax                             (0.41)           (0.47)
                                                     -----            -----

Net income                                            1.14%            1.19%
                                                     =====            =====

NET INTEREST INCOME

Net interest income for the first quarter of 1998, reached $212.7 million compared with $180.6 million reported for the same quarter in 1997. On a taxable equivalent basis, net interest income increased to $228.1 million from $193.4 million in the same quarter of 1997 and $225.7 million in the last quarter of 1997. The rise from the first quarter of 1997, resulted from increases of $33.7 million due to a higher volume of earning assets and $1.0 million due to a higher net interest yield, on a taxable equivalent basis. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities and their respective yields and costs, on a taxable equivalent basis, for the first quarter of 1998 and 1997.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS

(Dollars in millions)                                             FIRST QUARTER
-----------------------------------------------------------------------------------------------------------------
                                               Average Levels                        Average Yields
                                         ------------------------------------------------------------------------
                                           1998          1997          Variance      1998      1997      Variance
                                         ------------------------------------------------------------------------
Money market investments                 $    700       $    690        $    10      5.11%        5.21%     (0.10%)
Investment securities                       5,914          5,102            812      7.08         6.80       0.28
Trading account securities                    260            285            (25)     6.82         6.32       0.50
                                         --------       --------        -------     -----       ------      -----
                                            6,874          6,077            797      6.87         6.59       0.28
                                         --------       --------        -------     -----       ------      -----

Loans:
 Commercial                                 4,939          3,993            946      9.37         9.09       0.28
 Leasing                                      589            524             65     13.10        13.07       0.03
 Mortgage                                   2,871          2,584            287      8.72         8.40       0.32
 Consumer                                   3,068          2,677            391     12.99        13.08      (0.09)
                                         --------       --------        -------     -----       ------      -----
                                           11,467          9,778          1,689     10.36        10.22       0.14
                                         --------       --------        -------     -----       ------      -----
 TOTAL EARNING ASSETS                    $ 18,341       $ 15,855        $ 2,486      9.06%        8.83%      0.23%
                                         ========       ========        =======     =====       ======      =====

Interest bearing deposits:
 NOW and money market                    $  1,379       $  1,179        $   200      3.35%        3.35%      0.00%
 Savings                                    3,641          3,197            444      3.08         3.06       0.02
 Time deposits                              4,291          3,924            367      5.51         5.41       0.10
                                         --------       --------        -------     -----       ------      -----
                                            9,311          8,300          1,011      4.24         4.21       0.03
Short-term borrowings                       4,090          3,564            526      5.58         5.39       0.19
Medium and long-term debt                   1,631          1,283            348      7.46         6.33       1.13
                                         --------       --------        -------     -----       ------      -----
 TOTAL INTEREST BEARING
  LIABILITIES                              15,032         13,147          1,885      4.95         4.74       0.21

Demand deposits                             2,494          2,176            318
Net non-interest bearing funds                815            532            283
                                         --------       --------        -------
                                         $ 18,341       $ 15,855        $ 2,486      4.06%        3.93%     0.13%
                                         ========       ========        =======     =====       ======      ====

NET INTEREST MARGIN                                                                  5.00%        4.90%     0.10%
NET INTEREST SPREAD                                                                  4.11%        4.09%     0.02%


Average earning assets increased 15.7% principally due to a rise of $1.7 billion in average loans, particularly commercial loans, and an increase of $812 million in the average balance of investment securities. The acquisition of RCB, CBC Bancorp, Ltd, National Bancorp, Inc.,Banco Popular N.A., (Florida) and Banco Popular N.A., (Texas) contributed $680 million in loans at their respective acquisition dates. Also, the leadership position of Popular, Inc. in Puerto Rico contributed to develop a sustained growth in its loan portfolio, particularly in the commercial sector.

Investment securities increased 15.9%, mainly attributed to the increase of $474 million in U.S. Treasury securities and collateralized mortgage obligations and $250 million in mortgage-backed securities, both at BPPR.

The average yield on earning assets, on a taxable equivalent basis, rose 23 basis points for the first quarter of 1998, as compared with the same period in 1997. The rise is principally attributed to increases of 28 basis points on the yield on investment securities and 14 basis points on the yield on loans. This increase relates to the higher interest rate scenario that prevailed during the first quarter of 1998, as compared with the first quarter of 1997. The increase in the average yield on loans, on a taxable equivalent basis, as can be seen in Table B, was mostly reflected in the commercial and mortgage loan portfolios of the Corporation. The yield on commercial loans has benefitted somehow from the elimination of Section 936 of the U.S. Internal Revenue Code in 1996. Some loans that were previously priced using a 936 market rate as factor, have changed its pricing to a higher base in accordance with the conventional funds market, thus improving the yield on the commercial loan portfolio. The increase in the yield of mortgage loans is attributed primarily to the portfolios located in the U.S. markets. On the other hand, the yield on the consumer loan portfolio decreased, as a result of the strong market competition to obtain retail customer relationships.

Average interest bearing liabilities of the Corporation increased by $1.9 billion for the first three months of 1998, as compared with the same period in 1997. Most of this increase was reflected in the average balance of interest bearing deposits, contributing 54% of the increase. Short-term borrowings accounted for 28% of the increase and medium and long-term debt accounted for the remaining 18% of the increase. The acquisition of the banking operations consolidated into Banco Popular, Illinois, contributed $328 million in interest bearing deposits, while RCB added $584 million at their respective acquisition dates. In addition, Banco Popular, N.A. (Florida) and Banco Popular, N.A. (Texas), had $99 million in average interest bearing deposits for the three-month period ended March 31, 1998. Average demand deposits, also reflected a significant increase of 14.6%, as compared with the first quarter of 1997, mainly due to the aforementioned acquisitions.

The increase in the average balance of short-term borrowings was mostly reflected at BPPR, mainly due to arbitrage opportunities undertaken during the second half of 1997 and the first quarter of 1998. The increase in average medium and long-term debt was mostly used to finance the growth and expansion of the Corporation.

The increase of 21 basis points in the total cost of interest bearing liabilities for the first three months of 1998, as compared with the same period of 1997, was due to the increase of 113 basis points in the cost of medium and long-term borrowings and 19 basis points in the cost of short-term borrowings. These increases in rates relate to the debt issued during a higher interest rate environment and debt with floating rates resetting semiannually or quarterly. The cost of interest bearing deposits reflected an increase of only three basis points, mainly due to the higher cost of time deposits.

The increase in the average yield on earning assets, partially offset by the increase in the average cost of interest bearing liabilities, combined with a higher proportion of average loans in relation to total earning assets, allowed the Corporation to improve its net interest margin, on a taxable equivalent basis by ten basis points, from 4.90% reported during the first quarter of 1997, to 5.00% during the first quarter of 1998. Also, the higher proportion of non interest-bearing liabilities, such as demand deposits and other funding sources, to average earning assets contributed to the increase in the net interest margin. During the last quarter of 1997, the net interest yield, on a taxable equivalent basis, was 4.81%.

MARKET RISK

Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market or price changes. The Corporation's primary market risk exposure is that to interest rates as the interest income is affected primarily by interest rate volatility and its impact on the repricing of assets and liabilities. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulations and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis, performed at the corporate level, is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates.

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

Based on the results of the sensitivity analysis as of March 31, 1998, the increase in net interest income on a hypothetical rising rate scenario for the next twelve months is $4.8 million and the decrease for the same period utilizing a hypothetical declining rate scenario is $2.9 million. Both hypothetical rate scenarios consider a gradual change of 50 basis points during the twelve-month period. This level of interest rate risk is well within the Corporation's policy guidelines.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1998, totaled $33.6 million or a $9.9 million increase from $23.7 million reported for the same quarter of 1997. During the fourth quarter of 1997, the provision was $31.7 million. As seen in Table C, net charge-offs for the quarter ended March 31, 1998, reached $27.5 million or 0.96% of average loans, compared with $17.9 million or 0.73% for the same quarter in 1997, and $25.5 million or 0.91% for the quarter ended December 31, 1997.

TABLE C

-------------------------------------------------------------------------------------------------------------
Quarter                                              Provision for              Net             Allowance for
Ended                                                Loan Losses             Charge-Offs        Loan Losses
-------------------------------------------------------------------------------------------------------------
                                                                            (In millions)

March 31, 1998                                         $33.6                    $27.5               $218
December 31, 1997                                       31.7                     25.5                212
September 30, 1997                                      29.8                     31.5                205
June 30, 1997                                           25.4                     22.9                207
March 31, 1997                                          23.7                     17.9                191

The increase of $9.6 million in net charge-offs was mostly reflected in the consumer loan portfolio, which increased $10.1 million. Consumer loans net charge-offs totaled $18.7 million or 2.43% of average consumer loans for the quarter ended March 31, 1998, compared with $8.6 million or 1.28%, respectively, for the same quarter last year. Lease financing net credit losses amounted to $2.4 million or 1.66% of the average lease financing portfolio for the three-month period ended March 31, 1998, compared with $1.1 million or 0.88%, respectively, for the same period last year. The rise in net credit losses in the consumer category was the result of the increased level of personal bankruptcies, both in Puerto Rico and the U.S. Conversely, commercial, construction and mortgage loans net charge-offs decreased $1.4 million, $0.2 million and $0.1 million, respectively, when compared with the first quarter of 1997. The decrease in net charge-offs in the commercial loan portfolio resulted principally from the write-off during the first quarter of 1997, of two commercial relationships of over $1.0 million each.

TABLE D

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                            First Quarter
(Dollars in thousands)                                 1998                1997
---------------------------------------------------------------------------------
Balance at beginning of period                       $211,651            $185,574
Provision for loan losses                              33,565              23,687
                                                     ----------------------------
                                                      245,216             209,261
                                                     ----------------------------
Losses charged to the allowance:
  Commercial                                            9,991              11,200
  Construction                                            125                 300
  Lease financing                                       6,185               6,283
  Mortgage                                                492                 529
  Consumer                                             22,480              12,001
                                                     ----------------------------
                                                       39,273              30,313
                                                     ----------------------------

Recoveries:
 Commercial                                             4,040               3,823
 Construction                                              40                   1
 Lease financing                                        3,746               5,129
 Mortgage                                                 119                  36
 Consumer                                               3,820               3,423
                                                     ----------------------------
                                                       11,765              12,412
                                                     ----------------------------
Net loans charged-off                                  27,508              17,901
                                                     ----------------------------

Balance at end of period                             $217,708            $191,360
                                                     ============================


Ratios:
  Allowance for losses to loans                          1.89%               1.94%
  Allowance to non-performing assets                   102.04              109.99
  Allowance to non-performing loans                    111.03              116.63
  Non-performing assets to loans                         1.85                1.76
  Non-performing assets to total assets                  1.07                1.00
  Net charge-offs to average loans                       0.96                0.73
  Provision to net charge-offs                           1.22X               1.32x
  Net charge-offs earnings coverage                      3.94                5.18

As shown in Table D, the allowance for loan losses at March 31, 1998, amounted to $218 million representing 1.89% of loans, compared with $191 million or 1.94% at the same date last year. At December 31, 1997, the allowance for loan losses was $212 million or 1.86% of loans. Management considers that the allowance for loan losses is adequate to absorb potential write-offs in the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurements.

The Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected cash flows discounted at the loan's effective rate, on the observable market price or, on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment based on past experience. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. At March 31, 1998, the Corporation had $121 million in loans considered impaired of which $83 million had a related allowance for possible loan losses of $22 million. As of the same date last year, loans considered impaired amounted to $99 million of which $65 million had a related allowance for loan losses of $18 million. Average impaired loans during the first quarter of 1998 and 1997 were $121 million and $97 million, respectively. The Corporation recognized interest income on impaired loans of $1.2 million and $1.0 million, for the quarters ended March 31, 1998 and 1997, respectively.

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

As shown in Table E, NPA as of March 31, 1998 amounted to $213 million or 1.85% of loans, compared with $174 million or 1.76% at March 31, 1997. NPA were $212 million or 1.87% of loans at December 31, 1997.

TABLE E

-------------------------------------------------------------------------------------------
                                                                 NPA              Allowance
                                                                as a %             as a %
Date                                        NPA                of Loans            of NPA
-------------------------------------------------------------------------------------------
                                    (Dollars in millions)


March 31, 1998                             $213                  1.85%              102.0%
December 31, 1997                           212                  1.87                99.6
September 30, 1997                          213                  1.90                96.4
June 30, 1997                               211                  1.94                97.9
March 31, 1997                              174                  1.76               110.0


Non-performing loans totaled $196 million as of March 31, 1998, compared with $164 million at the end of the same quarter of 1997 and $194 million as of December 31, 1997. Non-performing mortgage loans increased $5.7 million as compared with March 31, 1997, mainly at Equity One, Inc. At March 31, 1998, non-performing mortgage loans at Equity One amounted to $27.3 million, an increase of $5.0 million from the $22.3 million reported as of the same date last year. The increase relates to the higher volume of personal bankruptcies in the mainland and the growth in the mortgage loan portfolio of that subsidiary. Non-performing consumer and commercial loans increased $11.8 million and $14.2 million, respectively, over their respective amounts as of March 31, 1997. The increase in the non-performing consumer portfolio is also related to the higher volume of personal bankruptcies, which caused an increase in delinquency levels, and the higher loan volume. Furthermore, the increase in the non-performing commercial portfolio was influenced by the higher loan volume, coupled with the implementation of the Corporation's more conservative non-accrual policy on the operations acquired. Non-performing lease financings increased $0.3 million when compared to the same quarter of 1997. Other real estate owned also showed an increase of $10.7 million particularly in Equity One, Inc.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are 90 days or more past due and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of March 31, 1998, amounted to $160 million or 1.39% of loans, and the allowance for loan losses would be 135.9% of non-performing assets. At March 31, 1997 and December 31, 1997, adjusted non-performing assets were $124 million and $167 million, respectively, or 1.25% and 1.47% of loans.

Accruing loans that are contractually past-due 90 days or more as to principal or interest as of March 31, 1998, amounted to $22.4 million compared with $11.4 million at March 31, 1997, and $20.8 million at December 31, 1997.


OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $66.4 million for the first quarter of 1998, compared with $55.5 million for the same quarter in 1997, an increase of $10.9 million or 19.7%. As Table F shows, this rise was driven by increases of $4.0 million in other service fees, $3.5 million in service charges on deposit accounts, and $3.4 million in other operating income.

TABLE F
OTHER OPERATING INCOME


                                                                            First Quarter
-----------------------------------------------------------------------------------------------------

                                                                1998               1997        Change
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit
 accounts                                                     $25,338             $21,819      $3,519
                                                              ---------------------------------------

Other service fees:
  Credit card fees and discounts                                8,067               6,580       1,487
  Credit life insurance fees                                    2,066               2,401        (335)
  Debit card fees                                               4,112               3,437         675
  Sale and administration of
   investment products                                          2,778               1,658       1,120
  Mortgage servicing fees, net of
   amortization                                                 2,392               2,248         144
  Trust fees                                                    2,000               1,613         387
  Other fees                                                    4,758               4,232         526
                                                              ---------------------------------------
             Subtotal                                          26,173              22,169       4,004

Other income                                                   14,904              11,494       3,410
                                                              ---------------------------------------

Total                                                         $66,415             $55,482     $10,933
                                                              =======================================


The growth in service charges on deposit accounts reflects increases in transaction volumes and account activity mainly driven by the acquisitions made after March 31, 1997. The increase in other service fees was mainly due to higher credit card fees and discounts, increased fees from the sale and administration of investment products, and an increase in debit card fees. The credit card fees and discounts increased $1.5 million as a result of the rise of 29.3% in credit card net sales and a growth of 24.1% in the number of credit card active accounts. The fees related to the sale and administration of investment products rose $1.1 million helped by the performance of a new retail division created in May 1997 by Popular Securities, the Corporation's broker/dealer subsidiary. Debit card fees increased $0.7 million related to the sustained growth in the number of debit cards and the sustained growth in the number of point-of-sale (POS) terminals and volume of transactions. The volume of transactions at POS terminals increased from a monthly average of approximately 2.5 million in March 1997 to 3.6 million a year later.

The increase in other operating income, from $11.5 million for the first quarter of 1997 to $14.9 million for the same period in 1998, mainly resulted from a non-recurring income as the Corporation recovered $1.7 million of its investment in common stock of Citizens Bank of Jamaica, written down during the first quarter of 1997.

During the first three months of 1998, the Corporation realized a net gain on sale of securities and trading account profits amounting to $0.9 million and $0.7 million, respectively, compared with a net loss of $1.7 million on the sale of securities and a trading account profit of $0.4 million for the first three months of 1997.

OPERATING EXPENSES

Operating expenses for the first quarter of 1998, were $172.4 million compared with $142.1 million for the same quarter in 1997, an increase of $30.3 million, principally reflecting higher personnel costs, professional fees, net occupancy expenses, business promotion and amortization of intangibles.

Personnel costs, the largest category of operating expenses, totaled $83.4 million for the first three months of 1998, compared with $71.5 million for the same period in 1997, an increase of $11.9 million or 16.7%. Salaries accounted for the largest portion of the increase in personnel costs rising $10.9 million or 22.6% to $59.3 million, compared with $48.4 million in 1997. The acquisitions made after March 31, 1997, accounted for more than $5.0 million of the increase in salary expense. Full-time equivalent employees (FTE) amounted to 8,955 at the end of this quarter, up 970 from 7,985 FTEs at March 31, 1997. Pension and other benefits rose $1.7 million, reflecting the impact in payroll taxes of the increase in salaries and higher health insurance expenses. Partially offsetting these increases was a reduction of $0.8 million in the profit sharing expense. This reduction is a result of a change to the profit sharing plan at BPPR, in order to encourage stronger profitability ratios.

Other operating expenses, excluding personnel costs, increased $18.4 million, reaching $89.0 million for the first quarter of 1998, compared with $70.6 million for the same period in 1997. The increase in other operating expenses was reflected in most expense categories, mainly as a result of the Corporation's continued growth and acquisitions. Equipment expenses grew $3.2 million mostly due to the investment needed to support the growth of the Corporation's business activity and geographical expansion, including costs related to the expansion of the electronic payment system and new technology. During the first quarter of 1998, the Corporation increased its automated teller machine (ATM) network by 104 and 4,978 additional POS terminals were connected in order to expand its electronic delivery capabilities. Professional fees increased $3.0 million, including expenses related to business expansion in the U.S. and costs incurred in relation to the Corporation's action plan to address the Year 2000 Issue. Net occupancy expenses increased $2.6 million mostly as a result of the Corporation's growth and expansion and the sale, during the fourth quarter of 1997, of an income-producing property. Business promotion rose $2.3 million as part of the institutional campaign launched in the continental U.S. to emphasize Banco Popular's image as a Hispanic bank and the promotional efforts related to the credit card program in the U.S. The amortization of intangibles also reflected an increase of $2.3 million related to the premium paid on the operations acquired after March 31, 1997.

Income tax expense rose $0.4 million from $19.5 million in the first quarter of 1997, to $19.9 million in the same quarter this year, reflecting the growth in pre-tax earnings. However, the effective tax rate for the first quarter of 1998, decreased to 26.7% from 28.3% for the same period in 1997, primarily as a result of a higher volume of tax-exempt assets.

BALANCE SHEET COMMENTS

At the end of the first quarter of 1998, the Corporation's total assets reached $20.0 billion or $2.6 billion over the amount reported as of the same date a year earlier. The growth in total assets was driven by the acquisitions performed in Puerto Rico, Illinois, Florida and Texas, all performed after March 31, 1997. These acquisitions contributed $1.4 billion in total assets at their respective acquisition dates. Total assets at December 31, 1997, were $19.3 billion. The

Corporation's earning assets amounted to $18.7 billion at March 31, 1998, compared with $16.3 billion and $18.1 billion at March 31, 1997 and December 31, 1997, respectively.

Money market investments decreased $156 million to $634 million at March 31, 1998, from the same date a year earlier. Investment securities amounted to $6.3 billion at the end of the first quarter of 1998, compared with $5.4 billion at the same date last year. Investment securities included $5.9 billion and $4.0 billion in investment securities available-for-sale, at March 31, 1998 and 1997, respectively. The increase in investment securities during the twelve-month period mostly resulted from arbitrage opportunities undertaken by BPPR. The trading portfolio amounted to $248 million and $263 million at March 31, 1998 and 1997, respectively.

Total loans at March 31, 1998, reached $11.5 billion, an increase of $1.6 billion or 16.7% over $9.9 billion reported a year earlier. Total loans at December 31, 1997, were $11.4 billion. The commercial loan portfolio reflected the largest growth since March 31, 1997, with an increase of $947 million. The growth mostly resulted from the continued marketing efforts directed to the retail and middle market. Also, the aforementioned acquisitions contributed $187 million to the commercial portfolio at their acquisition dates.

The consumer and mortgage loan portfolios also reflected significant growth when compared with their balances at March 31, 1997, increasing $394 million and $253 million, respectively. The operations acquired were responsible for approximately $187 million of the increase in the consumer loan portfolio. Also, business expansion, both in Puerto Rico and the U.S. mainland, and sound marketing efforts contributed to the growth in the consumer and mortgage loan portfolios. The increase in the mortgage loan portfolio was achieved in spite of sales of $561 million of mortgage loans since the end of the first quarter of 1997. The leasing portfolio also reflected growth from March 31, 1997, with an increase of $60 million.

As a result of the premiums paid on the acquisitions performed after March 31, 1997, the Corporation's intangible assets increased to $228 million at March 31, 1998, from $127 million at the same date last year. The acquisition of RCB accounted for $64 million in intangible assets at acquisition date, while the operations acquired in the U.S. resulted in $40 million in intangible assets.

On the liability side, total deposits reached $12.0 billion at March 31, 1998, or $1.5 billion higher than the amount reported at the same date last year. The increase was impacted by the acquisitions performed after March 31, 1997, which contributed $1.1 billion in total deposits at their respective acquisition dates. At the end of the first quarter of 1998, the Corporation had deposits of $8.6 billion in Puerto Rico, $2.9 billion in the United States and $509 million in the British and U.S. Virgin Islands. Total deposits at December 31, 1997 amounted to $11.7 billion.

Borrowed funds, including subordinated notes and capital securities, increased to $6.1 billion at March 31, 1998, compared with $5.3 billion at the same date a year earlier. The rise was mostly reflected in federal funds purchased and securities sold under agreements to repurchase, which increased $616 million. The increase in borrowed funds was used to finance loan growth and arbitrage activities.

The Corporation's stockholders' equity reached $1.55 billion at March 31, 1998, compared with $1.29 billion at the same date last year and $1.50 billion at December 31, 1997. The increase from the end of the first quarter of 1997, was mostly the result of earnings retention, the issuance of 2,462,272 common shares for the acquisitions of RCB and National Bancorp, and the shares issued through the Corporation's Dividend Reinvestment and Purchase Plan. The shares issued for the acquisitions resulted in $96 million of additional capital. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to three million shares of the outstanding common stock of the Corporation. Although the Corporation did not repurchase any shares of its common stock during the quarter ended March 31, 1998, a total of 988,800 shares with a total cost of $39.6 million, were repurchased during 1997. A positive variance of $47.0 million in the unrealized gains (losses) on securities available-for-sale, also contributed to the increase in stockholders' equity as of March 31, 1998.

The dividend payout ratio to common stockholders for the quarter ended March 31, 1998, was 28.25%, compared with 25.07% for the same quarter last year and 25.19% for the year ended December 31, 1997. The increase in the ratio from the first quarter of 1997, resulted from an increase of 22.2%, from $0.18 to $0.22 per common share, in the Corporation's quarterly dividend, effective with the dividend paid on October 1, 1997.

The market value of the Corporation's common stock at March 31, 1998, was $58.69 per share, compared with $35.50 at March 31, 1997, and $49.50 at December 31, 1997. The Corporation's market capitalization at March 31, 1998, was $4.0 billion compared with $2.3 billion at March 31, 1997, and $3.4 billion at December 31, 1997. Book value per common share increased to $21.36 at March 31, 1998, from $17.96 at the same date last year.

The Corporation continues to enjoy strong capital ratios, with a Tier I, total capital and leverage ratios of 12.17%, 14.54% and 7.11%, respectively, at March 31, 1998. At the same date last year, these same ratios were 13.35%, 15.90% and 7.71%, respectively.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular, N.A. (Florida), Banco Popular, N.A. (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note. As of March 31, 1998 the undistributed earnings of Banco Popular, FSB totaled $53 million.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5. OTHER INFORMATION

On April 23, 1998, the Board of Directors approved a 2-for-1 stock split, effective July 1,1998, to be effected in the form of a dividend for shareholders of record as of June 12, 1998. The split will bring the total outstanding common shares of the Corporation to 135,497,786.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a) Exhibit No.                 Description Exhibit                    Reference
   --------------                 -------------------                    ---------

         19             Quarterly Report to shareholders for the         Exhibit "A"
                        quarter ended March 31, 1998

         27             Financial Data Schedule                          Exhibit "B"


   b) One report on Form 8-K was filed for the quarter ended March 31, 1998:
      ----------------------------------------------------------------------

      Dated:              January 9, 1998


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





                                      POPULAR, INC.
                                      -------------
                                      (Registrant)







Date: May 13, 1998            By:    S/   Jorge A. Junquera
     --------------                  -------------------------------------
                                          Jorge A. Junquera
                                     Senior Executive Vice President





Date: May 13, 1998            By:    S/   Amilcar L. Jordan
     ---------------                 ----------------------
                                          Amilcar L. Jordan, Esq.
                                     Senior Vice President & Comptroller