Form 10-Q
period 1998-06-30
POPULAR INC
filed 1998-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10 - Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1998           Commission file number  0 - 13818
                   -------------                                   ---------


                                  POPULAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Puerto Rico                                            66-041-6582
------------------------                              ---------------------
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

                  Yes    X              No
                      ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock $6.00 Par value                        135,555,652
 ----------------------------        ------------------------------------------
      (Title of Class)               (Shares Outstanding as of August 13, 1998)

                                  POPULAR, INC.
                                      INDEX


Part I - Financial Information                                                                             Page
------------------------------                                                                             ----
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - June 30,
                1998, December 31, 1997 and June 30, 1997.                                                   3

              Unaudited consolidated statements of income - Quarters and six
                months ended June 30, 1998 and 1997.                                                         4

              Unaudited consolidated statements of comprehensive income -
                Quarters and six months ended June 30, 1998 and 1997.                                        5

              Unaudited consolidated statements of cash flows -  Six months
                ended June 30, 1998 and 1997.                                                                6

              Notes to unaudited consolidated financial statements.                                         7-15

   Item 2.  Management's discussion and analysis of financial condition
               and results of operations.                                                                  16-31

   Item 3.  Quantitative and qualitative disclosures about market risk                                     21-22

Part II - Other Information

   Item 1.  Legal proceedings                                                                               31

   Item 2.  Changes in securities and use of proceeds - None                                               N/A

   Item 3.  Defaults upon senior securities - None                                                         N/A

   Item 4.  Submission of matters to a vote of security holders                                             31

   Item 5.  Other information                                                                               31

   Item 6.  Exhibits and reports on Form 8-K                                                                31

     ---    Signature                                                                                       32


      FORWARD LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

      Various factors could cause actual results to differ from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in "Part II, Item I. Legal Proceedings." is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                  JUNE 30,          December 31,         June 30,
(In thousands)                                                      1998                1997               1997
-----------------------------------------------------------------------------------------------------------------
ASSETS


Cash and due from banks                                        $  500,941           $  463,151         $  609,160
-----------------------------------------------------------------------------------------------------------------

Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                  650,881              802,803            847,171
 Time deposits with other banks                                    42,779                9,013             20,020
 Banker's acceptances                                                 827                2,274              2,376
-----------------------------------------------------------------------------------------------------------------
                                                                  694,487              814,090            869,567
-----------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value       5,795,668            5,239,005          4,905,562
Investment securities held-to-maturity, at cost                   232,316              408,993            745,826
Trading account securities, at market value                       250,090              222,303            340,749
Loans held-for-sale                                               338,566              265,204            314,916
Loans                                                          11,767,063           11,457,675         10,969,960
 Less - Unearned income                                           352,416              346,272            375,511
        Allowance for loan losses                                 224,045              211,651            206,719
-----------------------------------------------------------------------------------------------------------------
                                                               11,190,602           10,899,752         10,387,730
-----------------------------------------------------------------------------------------------------------------

Premises and equipment                                            380,684              364,892            388,970
Other real estate                                                  20,283               18,012             10,285
Customers' liabilities on acceptances                                 454                1,801              2,542
Accrued income receivable                                         128,897              118,677            109,346
Other assets                                                      239,267              252,040            229,909
Intangible assets                                                 225,381              232,587            231,282
-----------------------------------------------------------------------------------------------------------------
                                                              $19,997,636          $19,300,507        $19,145,844
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                        $ 2,585,256          $ 2,546,836        $ 2,496,684
  Interest bearing                                              9,517,338            9,202,750          8,908,832
-----------------------------------------------------------------------------------------------------------------
                                                               12,102,594           11,749,586         11,405,516

Federal funds purchased and securities sold under
 agreements to repurchase                                       2,672,811            2,723,329          2,623,292
Other short-term borrowings                                     1,864,562            1,287,435          1,630,976
Notes payable                                                   1,137,709            1,403,696          1,412,407
Acceptances outstanding                                               454                1,801              2,542
Other liabilities                                                 350,813              356,568            371,981
-----------------------------------------------------------------------------------------------------------------
                                                               18,128,943           17,522,415         17,446,714
-----------------------------------------------------------------------------------------------------------------
Subordinated notes                                                125,000              125,000            125,000
-----------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's
 junior subordinated deferrable interest debentures guaranteed
 by the Corporation                                               150,000              150,000            150,000
-----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                  100,000              100,000            100,000
 Common stock                                                     412,426              412,029            411,697
 Surplus                                                          604,983              602,023            579,878
 Retained earnings                                                473,531              395,253            340,267
 Treasury stock-at cost                                           (39,559)             (39,559)           (14,017)
 Accumulated other comprehensive income-unrealized gains
  on securities available-for-sale, net of deferred taxes          42,312               33,346              6,305
-----------------------------------------------------------------------------------------------------------------
                                                                1,593,693            1,503,092          1,424,130
-----------------------------------------------------------------------------------------------------------------
                                                              $19,997,636          $19,300,507        $19,145,844
=================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                         Quarter ended                  Six months ended
                                                                            June 30,                        June 30,
(Dollars in thousands, except per share amounts)                     1998             1997            1998            1997
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                             $296,476         $260,804        $589,693        $507,157
 Money market investments                                             9,192            8,515          18,018          17,382
 Investment securities                                               93,177           84,646         183,436         159,757
 Trading account securities                                           4,020            5,040           8,085           8,974
----------------------------------------------------------------------------------------------------------------------------
                                                                    402,865          359,005         799,232         693,270
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                           101,777           87,092         199,108         173,287
 Short-term borrowings                                               58,330           56,409         114,577         103,771
 Long-term debt                                                      28,366           24,898          58,451          44,962
----------------------------------------------------------------------------------------------------------------------------
                                                                    188,473          168,399         372,136         322,020
----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                 214,392          190,606         427,096         371,250
Provision for loan losses                                            33,524           25,413          67,089          49,100
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                    180,868          165,193         360,007         322,150
Service charges on deposit accounts                                  25,494           22,214          50,832          44,033
Other service fees                                                   28,818           24,785          54,991          46,954
Gain (loss) on sale of securities                                     3,049            1,286           3,917            (374)
Trading account profit                                                1,311              817           1,981           1,250
Other operating income                                               14,214            7,125          29,116          18,619
----------------------------------------------------------------------------------------------------------------------------
                                                                    253,754          221,420         500,844         432,632
----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                            59,623           50,344         118,916          98,689
 Profit sharing                                                       6,264            6,788          11,947          13,228
 Pension and other benefits                                          16,770           17,307          35,188          34,007
----------------------------------------------------------------------------------------------------------------------------
                                                                     82,657           74,439         166,051         145,924
 Net occupancy expense                                               11,737            8,743          23,298          17,745
 Equipment expenses                                                  18,481           16,777          36,509          31,628
 Other taxes                                                          7,899            7,311          15,867          13,756
 Professional fees                                                   13,816           10,923          26,694          20,826
 Communications                                                       9,194            7,750          18,017          15,331
 Business promotion                                                   8,917            7,980          17,133          13,937
 Printing and supplies                                                4,415            3,127           8,418           6,771
 Other operating expenses                                            11,080           10,155          21,804          18,974
 Amortization of intangibles                                          6,849            4,841          13,633           9,279
----------------------------------------------------------------------------------------------------------------------------
                                                                    175,045          152,046         347,424         294,171
----------------------------------------------------------------------------------------------------------------------------

Income before taxes                                                  78,709           69,374         153,420         138,461
Income tax                                                           21,248           18,283          41,164          37,831
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $ 57,461         $ 51,091        $112,256        $100,630
============================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK                              $ 55,374         $ 49,004        $108,081        $ 96,455
============================================================================================================================

BASIC AND DILUTED EARNINGS PER COMMON SHARE                        $   0.41         $   0.37        $   0.80        $   0.73
============================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)


                                                             Quarter ended                   Six months ended
                                                                June 30,                         June 30,
(In thousands)                                           1998            1997              1998           1997
-------------------------------------------------------------------------------------------------------------------
Net Income                                             $57,461         $51,091           $112,256       $100,630
                                                       -------         -------           --------       --------

Other comprehensive income net of tax:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
      during the period                                  7,248          17,197             11,559          4,542
    Less: reclassification adjustment
      for gains (losses) included in net
      income                                             1,988             945              2,593            (64)
                                                       -------         -------           --------       --------

Total other comprehensive income                         5,260          16,252              8,966          4,606
                                                       -------         -------           --------       --------

Comprehensive income                                   $62,721         $67,343           $121,222       $105,236
                                                       =======         =======           ========       ========




























The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                                      Six months ended
                                                                                                          June 30,

(In thousands)                                                                                1998                       1997
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $   112,256               $    100,630
-------------------------------------------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided by operating activities:
 Depreciation and amortization of premises and equipment                                      30,574                     25,839
 Provision for loan losses                                                                    67,089                     49,100
 Amortization of intangibles                                                                  13,633                      9,279
 (Gain) loss on sale of investment securities available-for-sale                              (3,917)                       374
 (Gain) loss on disposition of premises and equipment                                            (63)                       103
 Gain on sale of loans                                                                       (10,943)                    (6,127)
 Amortization of premiums and accretion of discounts on investments                            1,044                        745
 Increase in loans held-for-sale                                                             (73,362)                   (59,787)
 Amortization of deferred loan fees and costs                                                 (1,384)                    (1,824)
 Net increase in trading securities                                                          (27,787)                   (48,580)
 Net increase in interest receivable                                                         (10,220)                    (6,872)
 Net decrease in other assets                                                                 47,870                    194,770
 Net increase in interest payable                                                              3,714                      4,953
 Net decrease in current and deferred taxes                                                  (12,080)                   (37,494)
 Net increase in postretirement benefit obligation                                             4,359                      4,014
 Net (decrease) increase in other liabilities                                                (28,108)                    51,138
-------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                419                    179,631
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    112,675                    280,261
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in money market investments                                         119,603                    (46,595)
 Purchases of investment securities held-to-maturity                                      (8,660,288)               (21,944,787)
 Maturities of investment securities held-to-maturity                                      8,836,116                 22,453,433
 Purchases of investment securities available-for-sale                                    (3,410,698)                (3,839,435)
 Maturities of investment securities available-for-sale                                    2,111,428                    878,497
 Sales of investment securities available-for-sale                                           762,267                  1,975,195
 Net disbursements on loans                                                                 (679,918)                  (648,185)
 Proceeds from sale of loans                                                                 358,598                    190,030
 Acquisition of loan portfolios                                                              (41,988)                   (14,390)
 Assets acquired, net of cash                                                                 (4,094)                   (78,163)
 Acquisition of premises and equipment                                                       (59,217)                   (55,034)
 Proceeds from sale of premises and equipment                                                 13,641                     11,696
-------------------------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities                                                      (654,550)                (1,117,738)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                                         313,419                   (371,676)
 Net deposits acquired                                                                        36,297
 Net (decrease) increase in federal funds purchased and
  securities sold under agreements to repurchase                                             (50,518)                   690,570
 Net increase in other short-term borrowings                                                 276,347                    226,970
 Proceeds from issuance of notes payable                                                      34,727                    328,233
 Payment of senior debentures                                                                                           (30,000)
 Proceeds from issuance of Series A Capital Securities                                                                  150,000
 Dividends paid                                                                              (33,963)                   (27,973)
 Proceeds from issuance of common stock                                                        3,356                      2,162
 Treasury stock, acquired                                                                                               (14,017)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    579,665                    954,269
-------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and due from banks                                                       37,790                    116,792
Cash and due from banks at beginning of period                                               463,151                    492,368
-------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks at end of period                                                 $   500,941               $    609,160
===============================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1- CONSOLIDATION

The consolidated financial statements of Popular, Inc. include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities Incorporated; Popular International Bank, Inc. and its wholly-owned subsidiaries ATH Costa Rica, and Popular North America, Inc., including Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc., Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing USA, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Popular Cash Express, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Finance, Inc. and Popular Mortgage, Inc.; and Metropolitana de Prestamos, Inc., as of June 30, 1998, December 31, 1997 and June 30, 1997 and their related statements of income, comprehensive income and cash flows for the six-month periods then ended. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation.

NOTE 2- ACCOUNTING CHANGES

Effective January 1, 1998 the Corporation adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The pronouncement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires the reclassification of financial statements for earlier periods provided for comparative purposes.

In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders since the second year of application. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirements to report information about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however, comparative prior period information is required.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement supersedes the disclosure requirements in FASB statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement revises employers' disclosures about pension and postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values on plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The statement suggests combined formats for presentation of pension and other postretirement benefits disclosures. This statement is effective for fiscal year beginning after December 15, 1997, and requires comparative information for earlier years. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

On June 16, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In general, the gain or loss in a fair value hedge is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a cash flow hedge, gains or losses are reported in other comprehensive income and subsequently reclassified into earnings. For derivatives designated as a hedge of the foreign currency exposure, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted as of the beginning of any fiscal quarter that begins after issuance of the Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of June 30, 1998, and market value for the following investment securities are:

Investments securities available-for-sale:

                                                                     June 30,
                                                                     --------
                                                       1998                            1997
                                                       ----                            ----
                                             Amortized         Market       Amortized       Market
                                               Cost             Value          Cost          Value
                                            --------------------------------------------------------
U.S. Treasury (average maturity of 1 year
 and 10 months)                             $3,123,686      $3,141,595      $3,007,496    $3,013,782
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 5 years and 8 months)           1,415,991       1,419,231       1,099,072     1,103,135
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 8 years and 10 months)             58,061          59,159          45,680        45,915
Collateralized mortgage obligations(average
  maturity of 1 year and 1 month)              717,931         718,634         626,490       625,798
Mortgage-backed securities (average
  maturity of 21 years and 3 months)           381,319         388,691          80,473        79,143
Equity securities (without contractual
  maturity)                                     30,206          56,592          20,183        20,444
Others (average maturity of 10 years and
  2 months)                                     11,930          11,766          17,321        17,345
                                            --------------------------------------------------------
                                            $5,739,124      $5,795,668      $4,896,715    $4,905,562
                                            ========================================================


Investment securities held-to-maturity:


                                                                             June 30,
                                                                             --------
                                                                1998                          1997
                                                                ----                          ----
                                                     Amortized         Market       Amortized        Market
                                                        Cost           Value          Cost           Value
                                                    -------------------------------------------------------
U.S. Treasury                                                                       $350,397       $350,430
Obligations of other U.S. Government
 agencies and corporations                                                            89,731         89,399
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 7 years and 9 months)                   $ 38,563        $ 39,740         61,746         62,958
Collateralized mortgage obligations (average
  maturity of 1 year and 9 months)                     42,516          42,640        102,970        102,701
Mortgage-backed securities (average
  maturity of 3 years and 2 months)                    39,608          40,470         51,294         51,641
Equity securities (without contractual
  maturity)                                            78,668          78,668         70,660         65,611
Others (average maturity of 6 years
 and 7 months)                                         32,961          32,971         19,028         18,997
                                                   --------------------------------------------------------
                                                     $232,316        $234,489       $745,826       $741,737
                                                   ========================================================


NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,288,426 (1997-$3,930,814) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5- COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1998, amounted to $18,907 and $65,816. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6- SUBORDINATED NOTES

Subordinated notes of $125,000 as of June 30, 1998 and 1997 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

NOTE 7- STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 135,497,786 were issued and outstanding at June 30, 1998, after adjusting for the stock split described below. On April 23, 1998, the Corporation's Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, effective July 1, 1998. As a result of the split 67,748,893 shares were issued, and $406 million were transferred from surplus to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to three million shares of outstanding common stock of the Corporation. A total of 988,800 shares with a cost of $39.6 million were repurchased during 1997, no additional shares were repurchased during the six month period ended June 30, 1998.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at June 30, 1998.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payments in full of such promissory note.

NOTE 8- EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $55,374 for the second quarter of 1998 (1997 - $49,004) and $108,081 for the six months ended June 30, 1998 (1997 -
$96,455), after deducting the dividends on preferred stock. EPS are based on 135,497,786 average shares outstanding for the second quarter of 1998 (1997 - 132,753,232) and 135,466,614 average shares outstanding for the first six months of 1998 (1997 - 132,499,878), after restating for the stock split.

NOTE 9- SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six month period ended June 30, 1998, the Corporation paid interest and income taxes amounting to $370,373 and $65,399 respectively (1997 - $288,126 and $56,427). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 1998, amounted to $3,619 and $14,114, respectively (1997 - $3,683 and $10,408). The Corporation's stockholders' equity at June 30, 1998, includes $42,312 in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $6,305 in unrealized losses as of June 30, 1997.

NOTE 10- POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its wholly-owned subsidiaries, ATH Costa Rica, and Popular North America, Inc, including Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc., Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing USA, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Popular Cash Express, Inc. as of May 31, 1998 and 1997, and the results of their operations for the quarters and the six-month period then ended.

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

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)


                                                                                    May 31,
                                                                      ----------------------------------
                                                                          1998                    1997
                                                                      ----------              ----------

Assets:
 Cash                                                                 $   84,932              $   76,421
 Money market investments                                                 70,231                 125,575
 Investment securities                                                   287,838                 289,738
Loans                                                                  2,380,410               2,054,913

 Less: Unearned income                                                    64,078                  50,998
       Allowance for loan losses                                          33,151                  29,330
                                                                      ----------              ----------
                                                                       2,283,181               1,974,585
Other assets                                                             101,984                  77,222
Intangible assets                                                         85,363                  74,149
                                                                      ----------              ----------

   Total assets                                                       $2,913,529              $2,617,690
                                                                      ==========              ==========

Liabilities and Stockholder's Equity:

 Deposits                                                             $1,299,521              $1,115,418
 Short-term borrowings                                                   445,515                 308,267
 Notes payable                                                           670,706                 713,695
 Other liabilities                                                        52,436                  49,059
 Preferred beneficial interests in Popular North
  America's junior subordinated deferrable
  interest debentures guaranteed by the
  Corporation                                                            150,000                 150,000
Stockholder's equity                                                     295,351                 281,251
                                                                      ----------              ----------

   Total liabilities and stockholder's equity                         $2,913,529              $2,617,690
                                                                      ==========              ==========

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                     Quarter ended                         Six months ended
                                                         May 31,                                May 31,
                                            -----------------------------          -----------------------------
                                               1998                 1997              1998                1997
                                            --------             --------          ---------           ---------
Income:
 Interest and fees                          $ 63,879             $ 52,017          $ 125,724           $  97,894
 Other income                                 12,721                4,697             22,932               7,491
                                            --------             --------          ---------           ---------
    Total income                              76,600               56,714            148,656             105,385
                                            --------             --------          ---------           ---------

Expenses:

 Interest expense                             33,320               27,311             65,882              51,161
 Provision for loan losses                     5,323                4,422             10,157               8,107
 Operating expenses                           32,625               19,200             61,932              32,935
                                            --------             --------          ---------           ---------

    Total expenses                            71,268               50,933            137,971              92,203
                                            --------             --------          ---------           ---------

Income before income tax                       5,332                5,781             10,685              13,182
Income tax                                     2,703                2,383              4,463               5,677
                                            --------             --------          ---------           ---------

    Net income                              $  2,629             $  3,398          $   6,222           $   7,505
                                            ========             ========          =========           =========

NOTE 11- POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. and its wholly-owned subsidiaries, Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc., Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing USA, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Popular Cash Express, Inc. as of May 31, 1998 and 1997, and the results of their operations for the quarters and the six-month period then ended.

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

                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)


                                                                                     May 31,
                                                                    --------------------------------------
                                                                         1998                     1997
                                                                    ------------              ------------
Assets:
 Cash                                                               $     84,519              $     55,975
 Money market investments                                                 68,138                   119,170
 Investment securities                                                   282,763                   212,310

Loans                                                                  2,380,410                 1,991,417
 Less: Unearned income                                                    64,078                    50,944
       Allowance for loan losses                                          33,151                    28,426
                                                                    ------------              ------------
                                                                       2,283,181                 1,912,047
Other assets                                                              99,605                    69,714
Intangibles assets                                                        85,363                    53,225
                                                                    ------------              ------------
  Total assets                                                      $  2,903,569              $  2,422,441
                                                                    ============              ============

Liabilities and Stockholder's Equity:

 Deposits                                                           $  1,299,521              $    972,548
 Short-term borrowings                                                   440,515                   297,018
 Notes payable                                                           670,706                   713,695
 Other liabilities                                                        52,048                    47,389
 Preferred beneficial interests in Popular North
   America's junior subordinated deferrable
   interest debentures guaranteed by the
   Corporation                                                           150,000                   150,000
 Stockholder's equity                                                    290,779                   241,791
                                                                    ------------              ------------
  Total liabilities and stockholder's equity                        $  2,903,569              $  2,422,441
                                                                    ============              ============

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                                     Quarter ended                         Six months ended
                                                        May 31,                                 May 31,
                                             ----------------------------            ----------------------------
                                               1998                 1997               1998                1997
                                             -------              -------            --------             -------
Income:
 Interest and fees                           $63,831              $50,395            $125,415            $ 95,523
 Other income                                 12,699                4,533              23,099               7,329
                                             -------              -------            --------            --------

 Total income                                 76,530               54,928             148,514             102,852
                                             -------              -------            --------            --------

Expenses:

 Interest expense                             33,246               26,994              65,585              50,844
 Provision for loan losses                     5,323                4,417              10,157               8,102
 Operating expenses                           32,410               18,477              61,531              32,103
                                             -------              -------            --------            --------

 Total expenses                               70,979               49,888             137,273              91,049
                                             -------              -------            --------            --------

Income before income tax                       5,551                5,040              11,241              11,803
Income tax                                     2,703                2,298               4,463               5,592
                                             -------              -------            --------            --------

    Net income                               $ 2,848              $ 2,742            $  6,778            $  6,211
                                             =======              =======            ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TABLE A
FINANCIAL HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------
                                                AT JUNE 30,                           AVERAGE FOR THE SIX MONTHS
BALANCE SHEET HIGHLIGHTS               1998         1997         Change         1998           1997        Change
(In thousands)
---------------------------------------------------------------------------------------------------------------------
Money market investments           $   694,487   $   869,567   ($175,080)   $   732,328    $   663,047   $   69,281
Investment and trading securities    6,278,074     5,992,137     285,937      6,283,034      5,659,576      623,458
Loans                               11,753,213    10,909,365     843,848     11,541,256      9,972,014    1,569,242
Total assets                        19,997,636    19,145,844     851,792     19,711,518     17,272,791    2,438,727
Deposits                            12,102,594    11,405,516     697,078     12,001,807     10,548,874    1,452,933
Borrowings                           5,950,082     5,941,675       8,407      5,728,283      5,126,364      601,919
Shareholders' equity                 1,593,693     1,424,130     169,563      1,512,723      1,301,369      211,354


-------------------------------------------------------------------------------------------------------------------
                                              SECOND QUARTER                                SIX MONTHS
OPERATING HIGHLIGHTS                   1998          1997        Change         1998           1997        Change
(In thousands, except per share
   information)
-------------------------------------------------------------------------------------------------------------------
Net interest income                   $214,392      $190,606     $23,786       $427,096       $371,250      $55,846
Provision for loan losses               33,524        25,413       8,111         67,089         49,100       17,989
Fees and other income                   72,886        56,227      16,659        140,837        110,482       30,355
Other expenses                         196,293       170,329      25,964        388,588        332,002       56,586
Net income                            $ 57,461      $ 51,091     $ 6,370       $112,256       $100,630      $11,626
Net income applicable to common
 stock                                $ 55,374      $ 49,004     $ 6,370       $108,081       $ 96,455      $11,626
Earnings per common share                 0.41          0.37        0.04           0.80           0.73         0.07


-----------------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL                                                  SECOND QUARTER                    SIX MONTHS
INFORMATION                                                        1998           1997             1998           1997
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA     -   Market price
                             High                                 $36.16         $21.44           $36.16         $21.44
                             Low                                   29.22          16.88            23.03          16.53
                             End                                   33.25          20.19            33.25          20.19
                          Book value at period ended               11.02           9.70            11.02           9.70
                          Dividends declared                        0.11           0.09             0.22           0.18
                          Dividend payout ratio                    26.90%         24.29%           27.56%         24.67%
                          Price/earnings ratio                     21.18X         14.32x           21.18X         14.32x
                          Average shares                     135,497,786    132,700,596      132,753,232    132,499,878
                          End of period shares               135,497,786    136,472,096      135,497,786    136,472,096

-----------------------------------------------------------------------------------------------------------------------

PROFITABILITY RATIOS  -   Return on assets                          1.16%          1.16%            1.15%          1.17%
                          Return on common equity                  15.50          16.07            15.43          16.17
                          Net interest spread
                            (taxable equivalent)                    4.03           4.03             4.07           4.06
                          Net interest yield
                            (taxable equivalent)                    4.93           4.91             4.97           4.91
                          Effective tax rate                       27.00          26.35            26.83          27.32
                          Overhead ratio                           47.65          50.27            48.37          49.48

-----------------------------------------------------------------------------------------------------------------------

CAPITALIZATION RATIOS -   Equity to assets                          7.69%          7.51%           7.67%          7.54%
                          Tangible equity to assets                 6.63           6.82            6.60           6.81
                          Equity to loans                          13.20          13.02           13.11          13.07
                          Internal capital generation              10.56          11.19           10.35          11.14
                          Tier I capital to risk -
                           adjusted assets                         12.35          12.56           12.35          12.56
                          Total capital to risk -
                           adjusted assets                         14.70          14.98           14.70          14.98
                          Leverage ratio                            7.17           7.71            7.17           7.71
----------------------------------------------------------------------------------------------------------------------


NOTE: All common stock data has been adjusted to reflect the stock split effected in the form of a dividend on July 1, 1998.

FINANCIAL REVIEW

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). The Corporation is a regional diversified bank holding company engaged in the following businesses through its subsidiaries.

         - Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (BPPR), Banco Popular, Illinois, Banco Popular, FSB, Banco Popular National Association (California), Banco Popular National Association, Florida and Banco Popular, National Association (Texas).

         - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, USA.

         - Mortgage Banking/Consumer Finance - Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Popular Cash Express, Inc. On April 30, 1998 the Corporation, through its subsidiary Popular Cash Express acquired 13 check cashing outlets in Florida.

         - Investment Banking - Popular Securities Incorporated (Popular Securities)

         -     ATM Processing Services - ATH Costa Rica

NET INCOME

Net income for the second quarter of 1998 was $57.5 million, compared with $51.1 million reported for the same period in 1997 and $54.8 million reported during the first quarter of 1998. Earnings per common share (EPS), after adjusting for the stock split in the form of a dividend of one share for each share outstanding effective July 1, 1998, were $0.41 based on 135,497,786 average shares outstanding, compared with EPS of $0.37 for the second quarter of 1997 based on 132,753,232 average shares outstanding and EPS of $0.39 for the first quarter of 1998 based on 135,435,096 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 1998, were 1.16% and 15.50%, respectively, compared with 1.16% and 16.07% report during the same period in 1997, and 1.14% and 15.36% for the first quarter of 1998.

For the first six months, the Corporation net earnings reached $112.3 million compared with $100.6 million for the same period in 1997. ROA and ROE for the six months ended June 30, 1998 were 1.15% and 15.43%, respectively. These ratios were 1.17% and 16.17% for the same period in 1997.

On April 23, 1998, the Board of Directors authorized a two-for-one common stock split in the form of a dividend, bringing total outstanding shares to 135,497,786. The new shares were distributed on July 1, 1998 to shareholders of record as of June 12, 1998. As mentioned above, all per share data included herein has been adjusted to reflect the stock split.

The increase in the Corporation's net income for the second quarter of 1998, when compared with the same period in 1997 can be attributed mainly to $23.8 million in net interest income and $16.7 million in other revenues, partially offset by rises of $23.0 million in operating expenses, of $8.1 million in the provision for loan losses and $3.0 million in income taxes.

NET INTEREST INCOME

Net interest income for the second quarter of 1998, amounted to $214.4 million, an increase of 12.5% over the same period in 1997. On a taxable equivalent basis, net interest income increased to $231.3 million compared with $205.1 million reported for the second quarter of 1997. An increase of $28.5 million was attributed to higher volume of earning assets, partially offset by a decrease of $2.4 million due to rates and the change in the composition of earning assets and rate-related liabilities. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expenses and yields and costs, on a taxable equivalent basis, for the second quarter of 1998, as compared with the same quarter in 1997.

TABLE B

ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON JUNE 30,


                                                                                                                 Variance
     Average Volume           Average Yields                                              Interest            Attributable To
---------------------------------------------------------------------------------------------------------------------------------
    1998     1997   Variance  1998   1997  Variance                               1998      1997   Variance    Rate     Volume
---------------------------------------------------------------------------------------------------------------------------------
            ($ IN MILLIONS)                                                                     ($ IN THOUSANDS)
 $   764  $   636  $  128     4.84%  5.37%  (0.53%)  Money market investments  $  9,225  $  8,515  $   710  $  (868) $  1,578
   6,127    5,603     524     7.06   6.94    0.12    Investment securities      107,912    96,978   10,934    1,795     9,139
     264      325     (61)    6.77   6.66    0.11    Trading                      4,445     5,398     (953)      88    (1,041)
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------  --------
   7,155    6,564     591     6.81   6.77    0.04                               121,582   110,891   10,691    1,015     9,676
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------  --------

                                                     Loans:

   5,036    4,165     871     9.20   9.32   (0.12)   Commercial                 115,543    96,758   18,785   (1,216)   20,001
     659      542     117    12.22  13.22   (1.00)   Leasing                     20,137    17,905    2,232   (1,433)    3,665
   2,902    2,713     189     8.66   8.42    0.24    Mortgage                    62,846    57,154    5,692    1,648     4,044
   3,018    2,745     273    13.21  13.26   (0.05)   Consumer                    99,629    90,836    8,793   (1,233)   10,026
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------   -------
  11,615   10,165   1,450    10.28  10.35   (0.07)                              298,155   262,653   35,502   (2,234)   37,736
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------   -------
 $18,770  $16,729  $2,041     8.96%  8.95%   0.01%   TOTAL EARNING ASSETS      $419,737  $373,544  $46,193  ($1,219)   47,412
 =======  =======  ======    =====  =====   =====                              ========  ========  =======  =======   =======

                                                     Interest bearing deposits:

 $ 1,466  $ 1,230  $  236     3.37%  3.32%   0.05%   NOW and money market      $ 12,321  $ 10,176  $ 2,145  $   159   $ 1,986
   3,745    3,289     456     3.09   3.06    0.03    Savings                     28,832    25,130    3,702      111     3,591
   4,392    3,825     567     5.54   5.43    0.11    Time deposits               60,623    51,786    8,837     (148)    8,985
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------   -------
   9,603    8,344   1,259     4.25   4.19    0.06                               101,776    87,092   14,684      122    14,562
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------   -------
   4,306    3,927     379     5.43   5.76   (0.33)   Short-term borrowings       58,330    56,409    1,921   (3,066)    4,987
   1,429    1,466     (37)    7.96   6.81    1.15    Medium and long-term debt   28,366    24,898    3,468    4,085      (617)
 -------  -------  ------    -----  -----   -----                              --------  --------  -------  -------   -------
                                                     TOTAL INTEREST BEARING
  15,338   13,737   1,601     4.93   4.92    0.01       LIABILITIES             188,472   168,399   20,073    1,141    18,932

   2,593    2,277     316                            Demand deposits
     839      715     124                            Other sources of funds
 -------  -------  ------    -----  -----   -----                                --------  -------- -------  -------   -------
 $18,770  $16,729  $2,041     4.03%  4.04%  (0.01%)                             $231,265  $205,145 $26,120  ($2,360)  $28,480
 =======  =======  ======    =====  =====   =====                                                            =======   =======

                                                     Taxable equivalent
                                                         adjustment               16,873    14,539   2,334
                                                                                --------  -------- -------

                                                     Net interest income
                                                        per books               $214,392  $190,606 $23,786
                                                                                ========  ======== =======

                              4.93%  4.91%   0.02%   NET INTEREST MARGIN
                              4.03%  4.03%   0.00%   NET INTEREST SPREAD

The increase of $2.0 billion in average earning assets was mainly related to the increase in loans which accounted for 71% of the total increase. The acquisition of Roig Commercial Bank (RCB) on June 30, 1997, the operations consolidated in Banco Popular, Illinois in May 1997, and the sustained growth in the loan portfolio, particularly in the commercial sector, contributed to the increase in the average loans of the Corporation.

The increase in investment securities was principally related to a higher balance of U.S. Treasury and Agency Securities of $411 million and collateralized mortgage obligations of $120 million. Most of the increase in U.S. Treasury and Agency Securities was realized at BPPR where the income derived from these securities is exempt for income tax purposes net of a related disallowance of interest expense and general administrative expenses.

The average yield on earning assets, on a taxable equivalent basis, increased to 8.96% for the second quarter of 1998, one basis point higher than the 8.95% reported in the same quarter of 1997. This increase relates to a higher yield on investment securities and a higher proportion of loans, partially offset by lower interests rates on loans. Most of the reduction in the yield on loans was related to the strong market competition, both in Puerto Rico and the U.S.

The increase in average interest bearing liabilities for the second quarter of 1998, as compared with the same quarter of 1997, was mainly reflected in average interest bearing deposits. The acquisition of RCB and the expansion of the US banking operations, mentioned above, were the main contributors for that growth.

The average cost of interest bearing liabilities also rose by one basis point when compared with the second quarter of 1997, mainly driven by a higher rate on medium and longer term debt related to debt issued during a higher interest rate environment and floating rate instruments resetting semiannually or quarterly.

The increase in the yield on earning assets, partially offset by the increase in the average cost of interest bearing liabilities, combined with a higher proportion of average loans in relation to total earning assets, and with a higher amount of non-interest bearing sources, allowed the Corporation to improve its net interest margin, on a taxable equivalent basis, from 4.91% reported for the second quarter of 1997 to 4.93% reported for the second quarter of 1998. During the first quarter of 1998, the net interest yield, on a taxable equivalent basis was 5.00%.

For the six-month period ended June 30, 1998, net interest income, on a taxable equivalent basis, increased $60.8 million, compared with the same period of 1997. The increase in the average volume of earning assets, partially offset by the increase in the average volume of interest bearing liabilities, caused a positive variance of $62.2 million, which was offset by a negative variance of $1.4 million due to changes in rates and in the mix of the portfolios.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
YEAR-TO-DATE AS OF JUNE 30,


                                                                                                             Variance
Average Volume              Average Yields                                            Interest            Attributable to
------------------------------------------------------------------------------------------------------------------------------
  1998    1997   Variance   1998   1997  Variance                               1998     1997       Variance   Rate    Volume
------------------------------------------------------------------------------------------------------------------------------
       ($ IN MILLIONS)                                                                        ($ IN THOUSANDS)
$   732  $   663  $   69    4.97%  5.29%  (0.32%)  Money market investments     $ 18,052  $ 17,382  $    670 ($1,046)  $ 1,716
  6,021    5,354     667    7.07   6.87    0.20    Investment securities         211,455   182,675    28,780   5,763    23,017
    262      305     (43)   6.79   6.50    0.29    Trading                         8,819     9,848    (1,029)    429    (1,458)
-------  -------  ------   -----  -----   -----                                 --------  --------  --------  ------   -------
  7,015    6,322     693    6.84   6.69    0.15                                  238,326   209,905    28,421   5,146    23,275
-------  -------  ------   -----  -----   -----                                 --------  --------  --------  ------   -------

                                                   Loans:

  4,988    4,079     909    9.28   9.21    0.07    Commercial                    229,616   186,287    43,329   1,530    41,799
    624      533      91   12.63  13.15   (0.52)   Leasing                        39,410    35,024     4,386  (1,422)    5,808
  2,887    2,650     237    8.69   8.41    0.28    Mortgage                      125,434   111,451    13,983   3,765    10,218
  3,043    2,710     333   13.10  13.17   (0.07)   Consumer                      198,667   177,882    20,785  (3,224)   24,009
-------  -------  ------   -----  -----   -----                                 --------  --------  --------  ------   -------
 11,542    9,972   1,570   10.32  10.28    0.04                                  593,127   510,644    82,483     649    81,834
-------  -------  ------   ------ -----   -----                                 --------  --------  --------  ------  --------
$18,557  $16,294  $2,263    9.01%  8.89%   0.12%   TOTAL EARNING ASSETS         $831,453  $720,549  $110,904  $5,795  $105,109
=======  =======  ======   =====  =====   =====                                 ========  ========  ========  ======  ========

                                                   Interest bearing deposits:

$ 1,423 $ 1,204  $  219     3.36%  3.34%   0.02%   NOW and money market         $ 23,719  $ 19,924  $  3,795  $  153  $  3,642
  3,693   3,243     450     3.08   3.06    0.02    Savings                        56,487    49,232     7,255     182     7,073
  4,342   3,874     468     5.52   5.42    0.10    Time deposits                 118,901   104,131    14,770    (119)   14,889
------- -------  ------     ----   ----   -----                                 --------  --------  --------  ------  --------
  9,458   8,321   1,137     4.25   4.20    0.05                                  199,107   173,287    25,820     216    25,604
------- -------  ------     ----   ----   -----                                 --------  --------  --------  ------  --------
  4,198   3,752     446     5.50   5.58   (0.08)   Short-term borrowings         114,577   103,771    10,806    (793)   11,599
  1,530   1,375     155     7.69   6.59    1.10    Medium and long-term debt      58,451    44,962    13,489   7,777     5,712
------- -------  ------     ----   ----   -----                                 --------  --------  --------  ------  --------
                                                   TOTAL INTEREST BEARING
 15,186  13,448   1,738     4.94   4.83    0.11    LIABILITIES                   372,135   322,020    50,115   7,200    42,915

  2,544   2,227     317                            Demand deposits
    827     619     208                            Other sources of funds
------- -------  ------     ----   ----    ----                                 --------  --------  --------  ------   -------
$18,557 $16,294  $2,263     4.04%  3.98%   0.06%                                $459,318  $398,529  $ 60,789 ($1,405)  $62,194
======= =======  ======     ====   ====    ====                                                              ========  =======

                                                   Taxable equivalent
                                                     adjustment                   32,222    27,279    4,943
                                                                                --------  --------  -------

                                                   Net interest income
                                                     per books                  $427,096  $371,250  $55,846
                                                                                ========  ========  =======

                            4.97%  4.91%   0.06%   NET INTEREST MARGIN
                            4.07%  4.06%   0.01%   NET INTEREST SPREAD

As shown in Table C average earning assets for the six-month period ended June 30, 1998, increased $2.3 billion when compared with the same period of 1997, of which 69% represented an increase in average loans. Commercial loans was the principal contributor to the increase in average loans due to the acquisitions realized during 1997 and the sustained growth of the Corporation's loans portfolio in Puerto Rico. The increase in investment securities mainly comprises of US Treasury and Agency securities and collateralized mortgage obligations.

The increase of 12 basis points in the average yield on earning assets, on a taxable equivalent basis, was mainly caused by a higher rate in investment securities due to the higher interest rate scenario that has prevailed during 1998, as compared with the first six months of 1997. The higher yield on mortgage loans, mainly in the U.S., has been the principal contributor to the increase of four basis points in the yields of loans.

Interest bearing liabilities increased $1.7 billion when compared with the six-month period ended June 30, 1997. All deposit categories showed increases, reflecting the aforementioned acquisitions and the business expansion of the Corporation in both Puerto Rico and in the United States. The average short-term borrowings increased mostly due to higher arbitrage activities as compared with the first six months of 1997.

The rise in the yield on earning assets, on a taxable equivalent basis, coupled with the higher proportion of loans and deposits, more than offset the increase in the cost of interest bearing liabilities, resulting in the increase in net interest margin, on a taxable equivalent basis, of six basis points for the six-month period ended June 30, 1998, from the 4.91% reported in the same period of 1997.

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

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulations and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis, performed at the corporation level, is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates.

Sensitivity is calculated on a monthly basis using a simulation model which incorporates both actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are run using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposits decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions the management could take to respond to changes in interest rates. By their nature, these forward looking choices are only estimates and may be different from what actually may occur in the future.

Based on the results of the sensitivity analysis as of June 30, 1998, the increase in net interest income on a hypothetical rising rate scenario for the next twelve months was $4.8 million and the decrease for the same period utilizing a hypothetical declining rate scenario was $11.9 million. Both hypothetical rate scenarios consider a gradual change of 50 basis points during the twelve-month period. This level of interest rate risk is well within the Corporation's policy guidelines.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the quarter ended June 30, 1998, increased $8.1 million or 31.9% when compared with the same period of 1997. When comparing the first six months of 1998 with the same period of 1997, the provision for loan losses increased $18.0 million or 36.6%. These increases were the result of the higher loan volume, non-performing loans and net charge-offs. As shown in Table D, net charge-offs for the quarter ended June 30, 1998, increased 18.8% when compared with the same quarter of 1997. Net charge-offs decreased 1.2% when compared with the first quarter of 1998. In addition, Table D presents other related information for the quarter, ended June 30, 1998 and 1997 and for the first six months of 1998 and 1997.

Consumer loans net charge-offs rose $8.2 million, representing 2.65% of average consumer loans for the quarter ended June 30, 1998, compared with 1.71% for the second quarter of 1997. The increase in consumer loans net charge-offs was mostly related to higher levels of bankruptcies in the U.S. mainland and Puerto Rico. On the other hand, commercial loans net charge-offs decreased $3.2 million for the quarter ended June 30, 1998, when compared with the same quarter in 1997.

Net charge-offs for the six-month period ended June 30, 1998, reached $54.7 million or 0.95% of average loans, compared with $40.8 million or 0.82% for the same period of 1997. The increase in net credit losses was related to the consumer loan portfolio, that reflected a rise of $18.3 million, compared with the six-month period ended June 30, 1997. Conversely, commercial loans net charge-offs decreased $4.6 million for the six-month period ended June 30, 1998, when compared with the same period the prior year. The decrease in net charge-offs in the commercial loan portfolio was principally the result of the Corporation conservative charge-off policy applied to loans acquired during the second quarter of last year.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS


                                                          Second Quarter                     First Six Months
(Dollars in thousands)                                1998             1997               1998            1997
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $217,708         $191,360           $211,651        $185,574
Allowances purchased                                                   12,832                             12,832
Provision for loan losses                             33,524           25,413             67,089          49,100
                                                    ------------------------------------------------------------
                                                     251,232          229,605            278,740         247,506
                                                    ------------------------------------------------------------
Losses charged to the allowance:

  Commercial                                           9,558           12,442             19,549          23,642
  Construction                                            65                                 190             300
  Lease financing                                      4,954            5,834             11,139          12,117
  Mortgage                                               789              477              1,281           1,006
  Consumer                                            25,039           15,617             47,519          27,618
                                                    ------------------------------------------------------------
                                                      40,405           34,370             79,678          64,683
                                                    ------------------------------------------------------------

Recoveries:

  Commercial                                           3,861            3,549              7,901           7,372
  Construction                                             1               80                 41              81
  Lease financing                                      4,245            3,930              7,991           9,059
  Mortgage                                                55               70                174             106
  Consumer                                             5,056            3,855              8,876           7,278
                                                    ------------------------------------------------------------
                                                      13,218           11,484             24,983          23,896
                                                    ------------------------------------------------------------
Net loans charged-off (recovered):

  Commercial                                           5,697            8,893             11,648          16,270
  Construction                                            64              (80)               149             219
  Lease financing                                        709            1,904              3,148           3,058
  Mortgage                                               734              407              1,107             900
  Consumer                                            19,983           11,762             38,643          20,340
                                                    ------------------------------------------------------------
                                                      27,187           22,886             54,695          40,787
                                                    ------------------------------------------------------------

Balance at end of period                            $224,045         $206,719           $224,045        $206,719
                                                    ------------------------------------------------------------

Ratios:
 Allowance for losses to loans                          1.91%            1.89%              1.91%           1.89%
 Allowance to non-performing assets                    99.79            97.87              99.79           97.87
 Allowance to non-performing loans                    109.70           104.58             109.70          104.58
 Non-performing assets to loans                         1.91             1.94               1.91            1.94
 Non-performing assets to total assets                  1.12             1.10               1.12            1.10
 Net charge-offs to average loans                       0.94             0.90               0.95            0.82
 Provision to net charge-offs                           1.23X            1.11x              1.23X           1.20x
 Net charge-offs earnings coverage                      4.13             4.14               4.03            4.60


As shown in Table D, the allowance for loan losses at June 30, 1998, amounted to $224 million, representing 1.91% of loans, compared with $207 million or 1.89% at the same date last year. Management considers that the allowance for loan losses is adequate to absorb potential write-offs of the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurement.

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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 1998 and June 30, 1997.


                                                          June 30, 1998                       June 30, 1997
                                                          -------------                       -------------

                                                    Recorded        Valuation           Recorded        Valuation
                                                   Investment       Allowance          Investment       Allowance
                                                   ----------       ---------          ----------       ---------
                                                                          (In millions)

Impaired loans:
  Valuation allowance required                        $104              $28               $ 78             $22
  No valuation allowance required                       36                                  57
                                                      ----              ---               ----             ---

     Total impaired loans                             $140              $28               $135             $22
                                                      ====              ===               ====             ===


Average impaired loans during the second quarter of 1998 and 1997 were $131 million and $112 million, respectively. The Corporation recognized interest income on impaired loans of $1.5 million, and $1.3 million respectively, for the quarters ended June 30, 1998 and 1997.

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

Table E shows information on non-performing assets as of June 30, 1998, December 31, 1997 and June 30, 1997. NPA were $213 million or 1.85% of loans at March 31, 1998.

TABLE E

NON-PERFORMING ASSETS

----------------------------------------------------------------------------------------------------------------------
                                                              JUNE 30,             December 31,             June 30,
                                                                1998                   1997                   1997
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, construction, industrial
  and agricultural                                            $115,761               $108,584              $125,315
Lease financing                                                  2,665                  1,569                 1,084
Mortgage                                                        54,523                 53,449                50,238
Consumer                                                        31,282                 30,840                21,022
Renegotiated accruing loans                                          6                      6                 3,284
Other real estate                                               20,284                 18,012                10,285
                                                             ------------------------------------------------------

         Total                                                $224,521               $212,460              $211,228
                                                             ======================================================

Accruing loans past-due
 90 days or more                                              $ 22,896               $ 20,843              $ 15,386
                                                             ======================================================

Non-performing assets to loans                                    1.91%                  1.87%                 1.94%
Non-performing assets to assets                                   1.12                   1.10                  1.10


Non-performing loans totaled $204 million as of June 30, 1998, compared with $198 million at the same date last year. The increase from June 30, 1997, was reflected in non-performing consumer and mortgage loans and lease financing receivable which rose $10 million, $4 million and $2 million, respectively, partially offsetted by a reduction of $10 million in non-performing commercial loans, including construction. Most of the rises relates to the increase in personal bankruptcies in the U.S. mainland and Puerto Rico and the growth in the loan portfolio. Bankruptcy filings over the 12-month period ended on March 31, 1998, increased 14% over the same period a year before in Puerto Rico and US. In addition, other real estate increased $10 million compared with June 30, 1997, including a $7 million increase at Equity One.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of June 30, 1998, amounted to $166 million or 1.41% of loans, and the allowance for loan losses would be 135.1% of non-performing assets. At June 30, 1997 and March 31, 1998, adjusted non-performing assets were $163 million and $160 million, respectively, or 1.49% and 1.39% of loans.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $68.5 million for the three-month period ended June 30, 1998, compared with $54.1 million for the same quarter in 1997, as seen on Table F. For the six-month periods ended June 30, 1998 and 1997, these revenues were $135.0 million and $109.6 million, respectively.

TABLE F

OTHER OPERATING INCOME


                                              Second Quarter                 Year-to-Date
----------------------------------------------------------------------------------------------------
                                      1998       1997       Change      1998       1997       Change
----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit
 accounts                           $ 25,494   $ 22,214   $  3,280    $ 50,832   $ 44,033   $  6,799

Other service fees:
  Credit card fees and discounts       8,742      7,282      1,460      16,809     13,862      2,947
  Credit life insurance fees           2,184      2,618       (434)      4,250      5,019       (769)
  Debit card fees                      4,547      3,877        670       8,659      7,314      1,345
  Sale and administration of
   investment products                 3,304      2,500        804       6,082      4,158      1,924
  Mortgage servicing fees, net of
    amortization                       2,287      2,515       (228)      4,679      4,763        (84)
  Trust fees                           2,237      1,654        583       4,237      3,267        970
  Other fees                           5,517      4,339      1,178      10,275      8,571      1,704
                                    ----------------------------------------------------------------
             Subtotal                 28,818     24,785      4,033      54,991     46,954      8,037

Other income                          14,214      7,125      7,089      29,116     18,619     10,497
                                    ----------------------------------------------------------------

             Total                  $ 68,526   $ 54,124   $ 14,402    $134,939   $109,606   $ 25,333
                                    ================================================================

Service charges on deposit accounts increased $3.3 million mostly due to higher activity on commercial and retail accounts and a higher volume of deposits mainly resulting from the operations acquired during the second quarter of 1997.

The increase in other service fees principally resulted from the rise in credit card fees and discounts, as credit card net sales rose 24.1% and the number of credit card active accounts grew 27.8%. For the six-month period credit card net sales increased 26.6%. Also, the debit card fees, reflected the growing volume of point-of-sale (POS) terminals and transactions. In addition, fees related to the sale and administration of investment products were higher as a result of the fees earned by the new retail division of Popular Securities, which started operations at the end of the second quarter of 1997.

The increase of $7.1 million in other income resulted mainly from the recording during the second quarter of 1997 of a loss of $3.6 million in the market value of a real property which was finally sold later in 1997, and higher gains on loans sold for the quarter ended June 30,1998. During the first quarter of 1998, a non-recurring income of $1.7 million was recorded due to a partial recovery of the investment in common stock of Citizens Bank of Jamaica, written down in the first quarter of 1997, contributing to the increase shown in the six-month period ended June 30, 1998.

For the second quarter of 1998, the Corporation recognized a net gain of $3.0 million on the sale of securities and net trading account profits of $1.3 million, compared with profits of $1.3 million and $0.8 million, respectively, for the second quarter of 1997.

OPERATING EXPENSES

Operating expenses for the second quarter of 1998, were $175.0 million compared with $152.0 million for the same quarter in 1997, an increase of $23.0 million principally reflecting higher personnel costs, net occupancy expenses, professional fees, amortization of intangibles and equipment expenses. For the first six months of 1998, operating expenses rose to $347.4 million from $294.2 million for the same period in 1997.

Personnel costs, the largest category of operating expenses, totaled $82.7 million for the second quarter of 1998, an increase of $8.2 million or 11% when compared with the same period of 1997. Salaries accounted for the largest portion of the increase in personnel costs rising $9.3 million. This rise resulted from increased employment levels due to the acquisitions made since the second quarter of 1997 and to normal merit adjustments. Full-time equivalent employees (FTE) amounted to 9,148 at the end of this quarter, up 366 from 8,782 FTEs at the same date in 1997.

Other operating expenses, excluding personnel costs, increased $14.8 million, reaching $92.4 million for the second quarter of 1998, compared with $77.6 million for the same period in 1997. The increase in other operating expenses was mostly in net occupancy expenses principally due to the sale of the income-producing real property previously mentioned and the Corporation's growth and expansion. Professional fees rose $2.9 million reflecting higher consulting and technical support fees for business expansion and costs incurred in relation to the Corporation's action plan to address the Year 2000 Issue. The rise in amortization of intangibles is related to the premiums paid on the operations acquired since the second quarter of 1997. The increase in equipment expenses resulted from the Corporation's business and geographic expansion, and expenditures associated with new technology and systems enhancements. During the second quarter of 1998, the Corporation increased its automated teller machine
(ATM) network by 76, and 3,946 additional POS terminals were connected in order to expand electronic delivery capabilities.

Income tax expense rose $3.0 million from $18.3 million in the second quarter of 1997, primarily as a result of the growth in pre-tax earnings. The effective tax rate for the second quarter of 1998 increased to 27.0% from 26.4% for the same period in 1997. For the six-month periods ended June 30, 1998 and 1997, income tax expense amounted to $41.2 million and $37.8 million, respectively.

YEAR 2000

The Corporation's action plan for the Year 2000 issue is being completed substantially as scheduled. In addition to the Information Technology assessment, the Corporation has considered all aspects of the operations that the Year 2000 issue could affect in some way.

As of June 30, 1998, the modification phase was 66% completed and some testing activities had already been started. Based on presently available information the Corporation does not foresee any significant problems to achieve the milestones established for the completion of this project. Modifications of critical systems should be completed by December 31, 1998 and their testing should be underway by September 1, 1998, the latter to be completed by June 30, 1999.

The Corporation has been utilizing both external and internal resources to reprogram, or replace, and test the software for the Year 2000 modifications. The total remaining incremental costs of the Year 2000 project is estimated at $11.9 million and will be funded through operating cash flows.

BALANCE SHEET COMMENTS

Total assets at June 30, 1998, were $20.0 billion reflecting an increase of $697 million when compared with the amount reported at December 31, 1997. Total assets at June 30, 1997, were $19.1 billion. Earning assets increased $665 million, reaching $18.7 billion as of June 30, 1998, from $18.1 billion as of December 31, 1997 and $17.8 billion at June 30, 1997.

TABLE G

LOANS ENDING BALANCES


                                                  June 30,       December 31,      June 30,
                                                    1998             1997            1997
--------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, industrial and agricultural          $4,811,921       $4,637,409      $4,329,534
Construction                                        251,264          250,111         233,740
Lease financing                                     629,588          581,927         552,563
Mortgage *                                        2,992,823        2,833,896       2,827,933
Consumer                                          3,067,617        3,073,264       2,965,595
                                               ---------------------------------------------

         Total                                  $11,753,213      $11,376,607     $10,909,365
                                               =============================================


* Includes loans held-for-sale

--------------------------------------------------------------------------------------------



The investment portfolio increased $380 million from $5.6 billion as of December 31, 1997 to $6.0 billion as of June 30, 1998. Investment securities totalled $5.7 billion at June 30, 1997. The increase in investment securities resulted mostly from arbitrage opportunities undertaken by BPPR.

As shown on Table G, the growth of $377 million in loans as compared with December 31, 1997, was mostly reflected in the commercial and mortgage loan portfolios which contributed $333 million or 88% to the total increase. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market and the expansion in the United States. The increase in the mortgage portfolio as compared with year-end 1997, was mainly reflected at BPPR with a rise of $110 million. Equity One and Banco Popular, FSB also contributed to the increase with $28 million and $36 million, respectively.

Total deposits at June 30, 1998, were $12.1 billion or $353 million over the balance at December 31, 1997. Most of the growth was realized in savings and time deposits, which increased $203 million and $115 million, respectively. At June 30, 1997, total deposits amounted to $11.4 billion. Total deposits in Puerto Rico, the Corporation's principal place of business, increased to $8.7 billion at June 30, 1998, from $8.6 billion at December 31, 1997 and $8.3 billion at June 30, 1997.

Table H presents the distribution of assets, loans, deposits and net income by geographical area.

TABLE H

DISTRIBUTION BY GEOGRAPHICAL AREA

(Dollars in millions)


                                       June 30, 1998       December 31, 1997       June 30, 1997
                                       $          %          $            %        $            %
                                    ---------------------------------------------------------------
ASSETS
Puerto Rico                         $ 14,659      73.30%  $ 14,190    73.52%  $ 14,217      74.26%
United States                          4,823      24.12      4,616    23.92      4,436      23.17
U.S. and British Virgin
  Islands and Latin America              516       2.58        495     2.56        493       2.57
                                    --------   --------   --------  -------   --------   --------

                                    $ 19,998     100.00%  $ 19,301   100.00%  $ 19,146     100.00%
                                    --------   --------   --------  -------   --------   --------

LOANS
Puerto Rico                         $  7,331      63.51%  $  7,282    64.01%  $  7,018      64.33%
United States                          3,810      33.01      3,727    32.76      3,517      32.24
U.S. and British Virgin
  Islands and Latin America              402       3.48        368     3.23        374       3.43
                                    --------   --------   --------  -------   --------   --------

                                    $ 11,543     100.00%  $ 11,377   100.00%  $ 10,909     100.00%
                                    --------   --------   --------  -------   --------   --------



DEPOSITS
Puerto Rico                         $  8,698      71.87%  $  8,581    73.03%  $  8,317      72.92%
United States                          2,887      23.85      2,715    23.11      2,617      22.94
U.S. and British Virgin
 Islands and Latin America               518       4.28        454     3.86        472       4.14
                                    --------   --------   --------  -------   --------   --------

                                    $ 12,103     100.00%  $ 11,750   100.00%  $ 11,406     100.00%
                                    --------   --------   --------  -------   --------   --------



                                                Six-month period
                                      June 30, 1998         June 30, 1997
                                      -------------         -------------

NET INCOME
Puerto Rico                          $   98     87.50%    $   86    85.15%
United States                            11      9.82         11    10.89
U.S. and British Virgin
 Islands and Latin America                3      2.68          4     3.96
                                      -----    ------      -----   ------

                                     $  112    100.00%    $  101   100.00%
                                      -----    ------      -----   ------



Borrowed funds, including subordinated notes and capital securities, amounted to $6.0 billion at June 30, 1998, compared with $5.7 billion and $6.0 billion at December 31, 1997 and June 30, 1997, respectively.

Stockholder's equity at June 30, 1998 totaled $1.59 billion compared with $1.50 billion at December 31, 1997. The increase of $90.6 million is mostly due to earnings retention. Also, the Corporation's Dividend Reinvestment Plan contributed $3.3 million in additional capital since December 31, 1997, and the unrealized holding gains on securities available-for-sale rose $9.0 million as compared with year-end 1997. Stockholders' equity at June 30, 1997 amounted to $1.42 billion.

The dividend payout ratio to common stockholders for the quarter ended June 30, 1998, was 26.90% compared with 24.29% for the same quarter last year. For the six-month periods ended June 30, 1998 and 1997, these ratios were 27.56% and 24.67%, respectively. The increase in the ratio resulted from an increase of 22.2%, from $0.09 to $0.11 per common share (after restating for the stock split), in the Corporation's quarterly dividend, effective with the dividend paid on October 1, 1997.

Under the prompt corrective action provisions banks and bank holding companies which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well-capitalized. As shown on Table I, the Corporation exceeds those regulatory risk-based capital requirements for well-capitalized institutions by wide margins, due to the high level of capital and the conservative nature of the Corporation's assets.

The market value of the Corporation's common stock at June 30, 1998, was $33.25, compared with $24.75 at December 31, 1997 and $20.19 at June 30, 1997, after restating for the stock split. Market capitalization at June 30, 1998, was $4.5 billion compared with $3.4 billion as of December 31, 1997 and $2.8 billion at June 30, 1997.

TABLE I

CAPITAL ADEQUACY DATA


-----------------------------------------------------------------------------------------------------------
                                                      JUNE 30,            December 31,             June 30,
                                                        1998                  1997                   1997
-----------------------------------------------------------------------------------------------------------

(Dollars in thousands)
Risk-based capital
 Tier I capital                                     $1,407,738            $ 1,335,391           $ 1,342,187
  Supplementary (Tier II) capital                      268,501                263,115               259,520
                                                    -------------------------------------------------------

         Total capital                              $1,676,239            $ 1,598,506           $ 1,601,707
                                                    =======================================================



Risk-weighted assets
  Balance sheet items                               $11,146,081           $10,687,847           $10,372,107
  Off-balance sheet items                               253,461               287,822               317,340
                                                    -------------------------------------------------------

         Total risk-weighted assets                 $11,399,542           $10,975,669           $10,689,447
                                                    =======================================================

Ratios:

   Tier I capital (minimum required - 4.00%)              12.35%                12.17%                12.56%
   Total capital (minimum required - 8.00%)               14.70                 14.56                 14.98
   Leverage ratio (minimum required - 3.00%)               7.17                  6.86                  7.71



Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note. As of June 30, 1998 the undistributed earnings of Banco Popular, FSB totaled $57 million.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholder's Meeting on April 23, 1998, at which common stockholders elected the following five directors: Luis E. Dubon Jr., Hector R. Gonzalez, Manuel Morales Jr., Francisco M. Rexach Jr. and Julio
E. Vizcarrondo Jr.

All five directors were elected for a three year term, with favorable votes ranging from 81.68% to 81.80% of the voting shares issued and outstanding which amounted to 67,717,548 as of the record date, March 4, 1998. An 80.77% of the common shares issued and outstanding as of the mentioned record date, were represented at the meeting, which complied with the quorum required by law.

ITEM 5. OTHER INFORMATION

Recently, the Corporation announced its agreement to acquire from the Government of Puerto Rico a 5% share of Puerto Rico Telephone Company (PRTC) for approximately $46 million. The acquisition will be completed through a joint venture with a telecommunication company, which will acquire a 51% share of PRTC, while the government retains between 43% and 46% of ownership. The transaction was already approved by the local legislature and is pending approval from the federal agencies. The Corporation believes this is an important step for the future of telecommunications in Puerto Rico, its principal market, and the economy of Puerto Rico, in view of the recent changes in federal regulations associated to the telecommunication's industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a) Exhibit No.                 Description Exhibit               Reference
   --------------       ----------------------------------------    -----------
         19             Quarterly Report to shareholders for the    Exhibit "A"
                        quarter ended June 30, 1998

         27             Financial Data Schedule                     Exhibit "B"

   b) Two reports on Form 8-K were filed for the quarter ended June 30, 1998:
   -----------------------------------------------------------------------------

        Dated:             April 7, 1998 and April 23, 1998


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

                                             POPULAR, INC.
                                             -------------
                                             (Registrant)



Date: August 13, 1998                By: /s/ Jorge A. Junquera
     -----------------                 ---------------------------------
                                            Jorge A. Junquera
                                           Senior Executive Vice President




Date: August 13, 1998                By: /s/ Amilcar L. Jordan
     ------------------                ---------------------------------
                                            Amilcar L. Jordan, Esq.
                                            Senior Vice President & Comptroller