Form 10-Q
period 1998-09-30
POPULAR INC
filed 1998-11-16
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998        Commission file number    0 - 13818
                  ------------------                                 -----------


                                  POPULAR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Puerto Rico                                             66-041-6582
------------------------                                 --------------------
(State of incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

                             Popular Center Building
                        209 Munoz Rivera Avenue, Hato Rey
                           San Juan, Puerto Rico 00918
                     ---------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)


Registrant's telephone number, including area code    (787) 765-9800
                                                      --------------

                                 Not Applicable
                                 --------------
       (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                               -----          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                                           135,637,327
   ----------------------------                        ----------------------------------------------
        (Title of Class)                                (Shares Outstanding as of November 13, 1998)


                                  POPULAR, INC.
                                      INDEX


Part I - Financial Information                                                                                    Page

      Item 1. Financial Statements

                  Unaudited consolidated statements of condition - September 30,
                    1998, December 31, 1997 and September 30, 1997.                                                  3
                  Unaudited consolidated statements of income - Quarters and nine
                    months ended September 30, 1998 and 1997.                                                        4
                  Unaudited consolidated statements of comprehensive income -
                    Quarters and nine months ended September 30, 1998 and 1997.                                      5
                  Unaudited consolidated statements of cash flows -  Nine months
                    ended September 30, 1998 and 1997.                                                               6
                  Notes to unaudited consolidated financial statements.                                           7-15
      Item 2. Management's discussion and analysis of financial condition
                   and results of operations.                                                                    16-34
      Item 3. Quantitative and qualitative disclosures about market risk.                                        22-23

Part II - Other Information

      Item 1.  Legal proceedings                                                                                   N/A

      Item 2.  Changes in securities and use of proceeds - None                                                    N/A

      Item 3.  Defaults upon senior securities - None                                                              N/A

      Item 4.  Submission of matters to a vote of security holders - None                                          N/A

            Item 5.  Other information                                                                              34

            Item 6.  Exhibits and reports on Form 8-K                                                               35

            ---       Signature                                                                                     35

        FORWARD LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk, the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations and the Year 2000 issue. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

        Various factors could cause actual results to differ from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets , the magnitude of interest rate changes and the potential effects of the Year 2000 issue. Moreover, the outcome of litigation, as discussed in "Part II, Item I. Legal Proceedings." is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The information regarding Year 2000 compliance is based on management's current assessment. However, this is an ongoing process involving continual evaluation, and unanticipated problems could develop that could cause compliance to be more difficult or costly than currently anticipated.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                   SEPTEMBER 30,      December 31,    September 30,
(In thousands)                                                                        1998               1997             1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                            $    543,565       $    463,151    $    530,915
-----------------------------------------------------------------------------------------------------------------------------------
Money market investments:
 Federal funds sold and securities and
  mortgages purchased under agreements to resell                                        720,511            802,803         467,285
 Time deposits with other banks                                                         102,525              9,013           5,256
 Banker's acceptances                                                                       360              2,274           2,871
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        823,396            814,090         475,412
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale, at market value                             6,223,460          5,239,005       5,869,770
Investment securities held-to-maturity, at cost                                         258,032            408,993         829,105
Trading account securities, at market value                                             253,129            222,303         224,734
Loans held-for-sale                                                                     495,241            265,204         238,991
Loans                                                                                12,217,822         11,457,675      11,287,080
 Less - Unearned income                                                                 350,536            346,272         344,010
          Allowance for loan losses                                                     245,382            211,651         205,077
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     11,621,904         10,899,752      10,737,993
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                  408,919            364,892         390,905
Other real estate                                                                        25,743             18,012          12,014
Customers' liabilities on acceptances                                                    16,288              1,801           3,005
Accrued income receivable                                                               141,184            118,677         144,769
Other assets                                                                            242,472            252,040         212,070
Intangible assets                                                                       220,260            232,587         227,102
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 21,273,593       $ 19,300,507    $ 19,896,785
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits:
  Non-interest bearing                                                             $  2,665,500       $  2,546,836    $  2,293,394
  Interest bearing                                                                    9,882,250          9,202,750       8,920,773
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     12,547,750         11,749,586      11,214,167
Federal funds purchased and securities sold under
 agreements to repurchase                                                             3,469,382          2,723,329       3,897,110
Other short-term borrowings                                                           1,504,316          1,287,435       1,294,693
Notes payable                                                                         1,341,530          1,403,696       1,435,763
Acceptances outstanding                                                                  16,288              1,801           3,005
Other liabilities                                                                       391,827            356,569         327,267
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     19,271,093         17,522,416      18,172,005
-----------------------------------------------------------------------------------------------------------------------------------
Subordinated notes                                                                      125,000            125,000         125,000
-----------------------------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's
 junior subordinated deferrable interest debentures guaranteed
 by the Corporation                                                                     150,000            150,000         150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                             30,609
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity :
 Preferred stock                                                                        100,000            100,000         100,000
 Common stock                                                                           825,200            412,029         411,870
 Surplus                                                                                194,033            602,023         580,806
 Retained earnings                                                                      510,046            395,253         376,908
 Treasury stock-at cost                                                                 (39,560)           (39,560)        (39,560)
 Accumulated other comprehensive income-unrealized gains
   on securities available-for-sale, net of deferred taxes                              107,172             33,346          19,756
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1,696,891          1,503,091       1,449,780
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 21,273,593       $ 19,300,507    $ 19,896,785
===================================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                   Quarter ended            Nine months ended
                                                                                    September 30,              September 30,
(Dollars in thousands, except per share information)                             1998          1997        1998           1997
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                                         $302,403    $  283,139    $  892,096    $  790,296
 Money market investments                                                         9,566         8,237        27,585        25,619
 Investment securities                                                           93,977        97,522       277,413       257,279
 Trading account securities                                                       4,875         4,516        12,960        13,490
---------------------------------------------------------------------------------------------------------------------------------
                                                                                410,821       393,414     1,210,054     1,086,684
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                       101,239        95,594       300,346       268,881
 Short-term borrowings                                                           66,611        66,117       181,189       169,888
 Long-term debt                                                                  27,930        28,698        86,382        73,660
---------------------------------------------------------------------------------------------------------------------------------
                                                                                195,780       190,409       567,917       512,429
---------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                             215,041       203,005       642,137       574,255
Provision for loan losses                                                        34,667        29,849       101,756        78,949
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
 for loan losses                                                                180,374       173,156       540,381       495,306
Service charges on deposit accounts                                              26,344        24,378        77,176        68,411
Other service fees                                                               28,557        25,252        83,548        72,206
Gain on sale of securities                                                        4,553           519         8,469           145
Trading account profit                                                              506           959         2,486         2,209
Other operating income                                                           14,261        15,201        43,379        33,820
---------------------------------------------------------------------------------------------------------------------------------
                                                                                254,595       239,465       755,439       672,097
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                        61,267        55,566       180,183       154,255
 Profit sharing                                                                   5,618         6,164        17,565        19,392
 Pension and other benefits                                                      17,433        17,806        52,621        51,813
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 84,318        79,536       250,369       225,460
 Net occupancy expense                                                           12,260        10,362        35,558        28,107
 Equipment expenses                                                              18,533        16,976        55,042        48,604
 Other taxes                                                                      8,035         8,215        23,902        21,971
 Professional fees                                                               14,218        11,900        40,912        32,726
 Communications                                                                   9,444         8,743        27,462        24,074
 Business promotion                                                               9,751         9,831        26,884        23,768
 Printing and supplies                                                            4,490         3,984        12,908        10,755
 Other operating expenses                                                        10,679        10,984        32,483        29,958
 Amortization of intangibles                                                      6,890         6,810        20,523        16,089
---------------------------------------------------------------------------------------------------------------------------------
                                                                                178,618       167,341       526,043       461,512
---------------------------------------------------------------------------------------------------------------------------------

Income before taxes                                                              75,977        72,124       229,396       210,585
Income tax                                                                       18,397        18,511        59,560        56,342
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $ 57,580    $   53,613    $  169,836    $  154,243
=================================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                                          $ 55,493    $   51,526    $  163,574    $  147,981
=================================================================================================================================
EARNINGS PER COMMON SHARE                                                      $   0.41    $     0.38    $     1.21    $     1.11
=================================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                      Quarter ended        Nine months ended
                                                      September 30,          September 30,
 In thousands)                                      1998        1997       1998        1997
---------------------------------------------------------------------------------------------
Net Income                                        $ 57,580    $53,613    $169,836    $154,243
                                                  --------    -------    --------    --------

Other comprehensive income net of tax:
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during the period                            69,172     13,791      80,732      18,333
     Less: reclassification adjustment
       for gains (losses) included in net
       income                                        4,313        340       6,906         276
                                                  --------    -------    --------    --------

Total other comprehensive income                  $ 64,859    $13,451    $ 73,826    $ 18,057
                                                  --------    -------    --------    --------

Comprehensive income                              $122,439    $67,064    $243,662    $172,300
                                                  ========    =======    ========    ========












The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Nine months ended
                                                                     September 30,

(In thousands)                                                    1998            1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    169,836     $    154,243
------------------------------------------------------------------------------------------

 Adjustments to reconcile net income to cash provided
  by operating activities:
 Depreciation and amortization of premises and equipment           46,020           40,073
 Provision for loan losses                                        101,756           78,949
 Amortization of intangibles                                       20,523           16,089
 Gain on sale of investment securities available-for-sale          (8,469)            (145)
 Loss on disposition of premises and equipment                         46               88
 Gain on sale of loans                                            (17,572)          (8,525)
 Amortization of premiums and accretion of discounts
   on investments                                                   2,057            1,033
 (Increase) decrease in loans held-for-sale                      (230,038)          16,138
 Amortization of deferred loan fees and costs                        (284)          (2,514)
 Net (increase) decrease in trading securities                    (30,826)          67,436
 Net increase in interest receivable                              (20,803)         (42,295)
 Net decrease in other assets                                      49,343          216,544
 Net (decrease) increase in interest payable                       (2,150)           7,861
 Net increase (decrease) in current and deferred taxes             16,363          (38,100)
 Net increase in postretirement benefit obligation                  6,547            6,229
 Net decrease in other liabilities                                (18,998)          (5,591)
------------------------------------------------------------------------------------------
Total adjustments                                                 (86,485)         353,270
------------------------------------------------------------------------------------------
Net cash provided by operating activities                          83,351          507,513
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in money market investments                          68,899          347,559
 Purchases of investment securities held-to-maturity          (10,081,965)     (48,463,368)
 Maturities of investment securities held-to-maturity          10,236,353       48,887,010
 Purchases of investment securities available-for-sale         (4,243,287)      (6,922,799)
 Maturities of investment securities available-for-sale         2,471,881        2,346,508
 Sales of investment securities available-for-sale                893,441        2,646,105
 Net disbursements on loans                                    (1,122,887)      (1,111,679)
 Proceeds from sale of loans                                      596,617          280,659
 Acquisition of loan portfolios                                   (43,630)         (23,131)
 Assets acquired, net of cash                                      (4,094)         (78,163)
 Cash received in acquisition                                      51,238
 Acquisition of premises and equipment                            (74,473)         (90,516)
 Proceeds from sale of premises and equipment                      15,297           27,570
------------------------------------------------------------------------------------------
 Net cash used in investing activities                         (1,236,610)      (2,154,245)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                              439,009         (563,025)
 Net deposits acquired                                             36,297
 Net increase in federal funds purchased and
  securities sold under agreements to repurchase                  746,053        1,964,387
 Net increase (decrease) in other short-term borrowings           162,064         (109,313)
 Proceeds from issuance of notes payable                            7,139          678,598
 Payments of notes payable                                       (111,114)        (327,009)
 Payment of senior debentures                                                      (30,000)
 Proceeds from issuance of Series A Capital Securities                             150,000
 Dividends paid                                                   (50,955)         (42,065)
 Proceeds from issuance of common stock                             5,180            3,266
 Treasury stock, acquired                                                          (39,560)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                       1,233,673        1,685,279
------------------------------------------------------------------------------------------
Net increase in cash and due from banks                            80,414           38,547
Cash and due from banks at beginning of period                    463,151          492,368
------------------------------------------------------------------------------------------
Cash and due from banks at end of period                     $    543,565     $    530,915
==========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

The consolidated financial statements of Popular, Inc. include the balance sheet of the Corporation and its wholly-owned subsidiaries, Popular Securities Incorporated; Popular International Bank, Inc. and its subsidiaries ATH Costa Rica, Banco Gerencial & Fiduciario Dominicano, S.A. and Popular North America, Inc., including Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc., Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing USA, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular National Association (Texas) and Popular Cash Express, Inc.; Banco Popular de Puerto Rico and its wholly-owned subsidiaries, Popular Leasing and Rental, Inc., Popular Finance, Inc. and Popular Mortgage, Inc.; and Metropolitana de Prestamos, Inc., as of September 30, 1998, December 31, 1997 and September 30, 1997 and their related statements of income, comprehensive income and cash flows for the nine-month periods then ended. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 presentation.

On September 30, 1998, the Corporation acquired 45% in newly issued stock of Banco Gerencial & Fiduciario (BGF), a commercial bank operating in the Dominican Republic. Based on the provisions of the stock purchase agreement, BGF is being presented as a consolidated subsidiary of the Corporation.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 1998 the Corporation adopted SFAS 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income has been defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. This pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The pronouncement does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires the reclassification of financial statements for earlier periods presented for comparative purposes.

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

On June 16, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In general, the gain or loss in a fair value hedge is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a cash flow hedge, gains or losses are reported in other comprehensive income and subsequently reclassified into earnings. For derivatives designated as a hedge of the foreign currency exposure, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all the provisions of this Statement is encouraged, but it is permitted as of the beginning of any fiscal quarter that begins after issuance of the Statement. This Statement should not be applied retroactively to financial statements of prior periods. Management understands that the adoption of this Statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1998, and market value for the following investment securities are:

Investments securities available-for-sale:

                                                                                          September 30,
                                                                                          ------------
                                                                          1998                                  1997
                                                                         -------                               -------
                                                                Amortized          Market            Amortized          Market
                                                                   Cost            Value               Cost             Value
                                                                ----------------------------------------------------------------
U.S. Treasury (average maturity of  1 year
 and 7 months)                                                  $3,116,113         $3,180,266        $4,027,623       $4,043,382
Obligations of other U.S. Government
 agencies and corporations (average
 maturity of 7 years and 2 months)                               1,704,220          1,743,857           956,146          966,676
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 9 years and 5 months)                                  54,227             56,593            47,377           47,890
Collateralized mortgage obligations (average
  maturity of 1 year and 6 months)                                 798,904            802,746           720,600          720,880
Mortgage-backed securities (average
  maturity of 21 years and 5 months)                               367,484            376,165            60,658           60,167
Equity securities (without contractual
  maturity)                                                         28,697             52,051            18,150           18,154
Others (average maturity of 9 years and
  10 months)                                                        11,761             11,782            12,602           12,621
                                                                ----------------------------------------------------------------
                                                                $6,081,406         $6,223,460        $5,843,156       $5,869,770
                                                                ================================================================

Investment securities held-to-maturity:


                                                                                          September 30,
                                                                           1998                                 1997
                                                                          ------                               ------
                                                              Amortized             Market           Amortized         Market
                                                                Cost                Value              Cost             Value
                                                              ------------------------------------------------------------------
U.S. Treasury Obligations                                                                            $  250,122        $ 250,160

Obligations of other U.S. Government
 agencies and corporations (average maturity
 of 6 months)                                                  $     4,881         $    4,881           289,704          289,500
Obligations of Puerto Rico, States and
 political subdivisions (average
 maturity of 4 years and 1 month)                                   69,218             70,714            74,160           75,548
Collateralized mortgage obligations (average
  maturity of 1 year and 8 months)                                  35,171             35,343            77,032           76,982
Mortgage-backed securities (average
  maturity of 3 years)                                              36,182             37,551            48,827           49,695
Equity securities (without contractual
  maturity)                                                         77,730             77,730            70,360           70,360
Others (average maturity of 6 years
 and 2 months)                                                      34,850             34,865            18,900           18,870
                                                               -----------------------------------------------------------------
                                                               $   258,032         $  261,084        $  829,105        $ 831,115
                                                               =================================================================

NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,833,416 (1997 - $4,952,973) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1998, amounted to $38,370 and $59,423. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES

Subordinated notes of $125,000 as of September 30, 1998 and 1997 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 135,555,652 were issued and outstanding at September 30, 1998, after adjusting for the stock split described below. On April 23, 1998, the Corporation's Board of Directors authorized a two-for-one common stock split effected in the form of a dividend, effective July 1, 1998. As a result of the split 68,737,693 shares were issued, and $412 million were transferred from surplus to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. On May 8, 1997, the Board of Directors approved a stock repurchase program of up to three million shares of outstanding common stock of the Corporation. A total of 1,977,600 shares, after restating for the stock split, with a cost of $39.6 million were repurchased during 1997, no additional shares were repurchased during the nine month period ended September 30, 1998.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at September 30, 1998.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois; Banco Popular National Association (California); Banco Popular National Association (Florida); Banco Popular, National Association (Texas) and Banco Popular, FSB have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payments in full of such promissory note.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $55,493 for the third quarter of 1998 (1997 - $51,526) and $163,574 for the nine months ended September 30, 1998 (1997
- $147,981), after deducting the dividends on preferred stock. EPS are based on 135,555,652 average shares outstanding for the third quarter of 1998 (1997 - 135,732,567) and 135,496,620 average shares outstanding for the first nine months of 1998 (1997 - 135,589,283), after restating for the stock split.

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine month period ended September 30, 1998, the Corporation paid interest and income taxes amounting to $575,885 and $80,810 respectively (1997 - $469,020 and $76,077). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 1998, amounted to $6,208 and $20,449, respectively (1997 - $4,699 and $18,022).
The Corporation's stockholders' equity at September 30, 1998, includes $107,172 in unrealized holding gains on securities available-for-sale, net of deferred taxes, as compared with $19,756 as of September 30, 1997.

NOTE 10 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, Banco Gerencial & Fiduciario Dominicano, S.A. and Popular North America, Inc, including Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc., Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing, USA, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular National Association (Texas) and Popular Cash Express, Inc. as of August 31, 1998 and 1997, and the results of their operations for the quarters and the nine-month periods then ended.

Popular, Inc. has not presented separate financial statements and any other disclosures concerning Popular International Bank, Inc., other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PIB which is guaranteed by the Corporation.

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                              August 31,
                                                         1998            1997
                                                      ----------      ----------
Assets:

 Cash                                                 $  188,864      $   62,360
 Money market investments                                160,432          67,411
 Investment securities                                   257,265         426,065

Loans                                                  2,807,944       2,048,109

 Less: Unearned income                                    67,698          52,997
       Allowance for loan losses                          48,799          30,413
                                                      ----------      ----------
                                                       2,691,447       1,964,699
Other assets                                             177,235          90,179
Intangible assets                                         84,441          73,934
                                                      ----------      ----------

   Total assets                                       $3,559,684      $2,684,648
                                                      ==========      ==========

Liabilities and Stockholder's Equity:

 Deposits                                             $1,633,144      $1,129,594
 Short-term borrowings                                   648,427         389,140
 Notes payable                                           707,454         688,911
 Other liabilities                                        63,890          40,191
 Preferred beneficial interests in Popular North
  America's junior subordinated deferrable
  interest debentures guaranteed by the
  Corporation                                            150,000         150,000
Minority interest in consolidated subsidiary              30,609             -0-
Stockholder's equity                                     326,160         286,812
                                                      ----------      ----------

   Total liabilities and stockholder's equity         $3,559,684      $2,684,648
                                                      ==========      ==========

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                   Quarter ended         For the nine months ended
                                     August 31,                   August 31,
                                --------------------     -------------------------
                                 1998         1997         1998            1997
                                -------      -------     --------         --------
Income:

 Interest and fees              $65,629      $59,435     $191,353         $157,329
 Other income                    11,827       10,918       34,759           18,409
                                -------      -------     --------         --------
     Total income                77,456       70,353      226,112          175,738
                                -------      -------     --------         --------

Expenses:

 Interest expense                34,706       32,080      100,588           83,241
 Provision for loan losses        5,608        4,395       15,765           12,502
 Operating expenses              34,916       25,087       96,848           58,022
                                -------      -------     --------         --------

     Total expenses              75,230       61,562      213,201          153,765
                                -------      -------     --------         --------

Income before income tax          2,226        8,791       12,911           21,973
Income tax                        1,553        3,587        6,016            9,264
                                -------      -------     --------         --------

     Net income                 $   673      $ 5,204     $  6,895         $ 12,709
                                =======      =======     ========         ========

NOTE 11 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Banco Popular, FSB and its wholly-owned subsidiary Equity One, Inc.; Banco Popular, Illinois and its wholly-owned subsidiary Popular Leasing USA; Banco Popular National Association (California); Banco Popular National Association (Florida); Banco Popular National Association (Texas);and Popular Cash Express, Inc. as of August 31, 1998 and 1997, and the results of their operations for the quarters and the nine-month periods then ended.

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

                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                              August 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Assets:

 Cash                                                 $  107,514      $   62,329
 Money market investments                                 80,300          64,661
 Investment securities                                   249,511         426,015

Loans                                                  2,530,872       2,048,109
 Less: Unearned income                                    67,698          52,997
       Allowance for loan losses                          34,467          30,413
                                                      ----------      ----------
                                                       2,428,707       1,964,699
Other assets                                             104,580          87,441
Intangibles assets                                        83,677          73,934
                                                      ----------      ----------
  Total assets                                        $3,054,289      $2,679,079
                                                      ==========      ==========

Liabilities and Stockholder's Equity:

 Deposits                                             $1,313,553      $1,129,594
 Short-term borrowings                                   577,889         389,140
 Notes payable                                           676,366         688,911
 Other liabilities                                        44,342          39,793
 Preferred beneficial interests in Popular North
   America's junior subordinated deferrable
   interest debentures guaranteed by the
   Corporation                                           150,000         150,000
 Stockholder's equity                                    292,139         281,641
                                                      ----------      ----------
   Total liabilities and stockholder's equity         $3,054,289      $2,679,079
                                                      ==========      ==========

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                   Quarter ended        For the nine months ended
                                     August 31,                August 31,
                                --------------------    -------------------------
                                 1998          1997        1998            1997
                                -------      -------    ----------     ----------

Income:

 Interest and fees              $65,595      $60,273      $191,010        $155,796
 Other income                    11,721       11,133        34,820          18,462
                                -------      -------      --------        --------

    Total income                 77,316       71,406       225,830         174,258
                                -------      -------      --------        --------

Expenses:

 Interest expense                34,634       32,395       100,219          83,239
 Provision for loan losses        5,608        4,400        15,765          12,502
 Operating expenses              34,658       25,479        96,189          57,582
                                -------      -------      --------        --------

    Total expenses               74,900       62,274       212,173         153,323
                                -------      -------      --------        --------

Income before income tax          2,416        9,132        13,657          20,935
Income tax                        1,553        3,672         6,016           9,264
                                -------      -------      --------        --------

     Net income                 $   863      $ 5,460      $  7,641        $ 11,671
                                =======      =======      ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE A
FINANCIAL HIGHLIGHTS

                                                           AT SEPTEMBER 30,                      AVERAGE FOR THE NINE MONTHS
BALANCE SHEET HIGHLIGHTS                          1998           1997         Change           1998            1997         Change
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Money market investments                      $   823,396    $   475,412    $   347,984     $   747,358    $   644,595    $  102,763
Investment and trading securities               6,734,621      6,923,609       (188,988)      6,359,326      6,001,053       358,273
Loans                                          12,362,527     11,182,061      1,180,466      11,671,654     10,329,862     1,341,792
Total assets                                   21,273,593     19,896,785      1,376,808      19,924,608     17,972,201     1,952,407
Deposits                                       12,547,778     11,214,167      1,333,611      12,028,881     10,808,220     1,220,661
Borrowings                                      6,590,229      6,902,566       (312,337)      5,892,423      5,640,541       251,882
Stockholders' equity                            1,696,891      1,449,780        247,111       1,533,104      1,341,984       191,120

                                                            THIRD QUARTER                                 NINE MONTHS
OPERATING HIGHLIGHTS                            1998            1997           Change          1998           1997          Change
(In thousands, except per share information)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $   215,041     $  203,005     $   12,036     $   642,137    $   574,255     $  67,882
Provision for loan losses                          34,667         29,849          4,818         101,756         78,949        22,807
Fees and other income                              74,221         66,309          7,912         215,058        176,791        38,267
Other expenses                                    197,015        185,852         11,163         585,603        517,854        67,749
Net income                                    $    57,580     $   53,613     $    3,967     $   169,836    $   154,243     $  15,593
Net income applicable to common
 stock                                        $    55,493     $   51,526     $    3,967     $   163,574    $   147,981     $  15,593
Earnings per common share                            0.41           0.38           0.03            1.21           1.11          0.10
------------------------------------------------------------------------------------------------------------------------------------


SELECTED STATISTICAL                                                             THIRD QUARTER                   NINE MONTHS
INFORMATION                                                                   1998           1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA -          Market price
                                High                                         $36.75          $27.94          $36.75         $27.94
                                Low                                           28.00           20.57           23.03          16.53
                                End                                           28.38           26.50           28.38          26.50
                             Book value at period ended                       11.80            9.98           11.80           9.98
                             Dividends declared                                0.14            0.11            0.36           0.29
                             Dividend payout ratio                            26.86%          23.30%          27.32%         24.19%
                             Price/earnings ratio                             17.74x          18.21x          17.74X         18.21x
------------------------------------------------------------------------------------------------------------------------------------

PROFITABILITY RATIOS   -     Return on assets                                  1.12%           1.10%           1.14%          1.15%
                             Return on common equity                          14.94           15.46           15.26          15.93
                             Net interest spread (taxable equivalent)          3.89            4.02            4.03           4.06
                             Net interest yield (taxable equivalent)           4.77            4.72            4.92           4.85
                             Effective tax rate                               24.21           25.67           25.96          26.75
                             Overhead ratio                                   48.55           49.77           48.43          49.58

------------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS -      Equity to assets                                  7.73%           7.35%           7.69%          7.47%
                             Tangible equity to assets                         6.72            6.23            6.64           6.60
                             Equity to loans                                  13.19           12.89           13.14          12.99
                             Internal capital generation                       9.28           10.31            9.98          10.85
                             Tier I capital to risk - adjusted assets         12.05           12.06           12.05          12.06
                             Total capital to risk - adjusted assets          14.42           14.47           14.42          14.47
                             Leverage ratio                                    7.37            6.88            7.37           6.88

------------------------------------------------------------------------------------------------------------------------------------
CREDIT QUALITY RATIOS -      Allowance for losses to loans                     1.98%           1.83%           1.98%          1.83%
                             Allowance to non-performing assets               87.17           96.38           87.17          96.38
                             Allowance to non-performing loans                95.94          102.15           95.94         102.15
                             Non-performing assets to loans                    2.28            1.90            2.28           1.90
                             Non-performing assets to total assets             1.32            1.07            1.32           1.07
                             Net charge-offs to average loans                  0.93            1.14            0.94           0.93
                             Provision to net charge-offs                      1.25x           0.95x           1.24x          1.09x
                             Net charge-offs earnings coverage                 4.00            3.24            4.02           4.01


NOTE: All common stock data has been adjusted to reflect the stock split effected in the form of a dividend on July 1,1998.

FINANCIAL REVIEW

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). The Corporation is a regional diversified bank holding company engaged in the following businesses through its subsidiaries:

         o Commercial Banking/Savings and Loans - Banco Popular de Puerto Rico (BPPR), Banco Popular, Illinois, Banco Popular, FSB, Banco Popular National Association (California), Banco Popular National Association, (Florida), Banco Popular National Association (Texas). On September 30, 1998, the Corporation acquired 45% in newly issued stock of Banco Gerencial & Fiduciario Dominicano, S.A. (BGF) operating 22 branches in the Dominican Republic with total assets of $496 million and deposits of $320 million.

         o Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, USA.

         o Mortgage Banking/Consumer Finance - Popular Mortgage, Inc., Equity One, Inc. and Popular Finance, Inc.

         o Investment Banking - Popular Securities Incorporated (Popular Securities)

         o        ATM Processing Services - ATH Costa Rica

         o        Check cashing - Popular Cash Express

NET INCOME

Net income for the third quarter of 1998 was $57.6 million, compared with $53.6 million reported for the same period in 1997 and $57.5 million reported during the second quarter of 1998. Earnings per common share (EPS), after adjusting for the stock split in the form of a dividend of one share for each share outstanding effective July 1, 1998, were $0.41 based on 135,555,652 average shares outstanding, compared with EPS of $0.38 for the third quarter of 1997 based on 135,732,567 average shares outstanding and EPS of $0.41 for the second quarter of 1998 based on 135,497,786 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1998, were 1.12% and 14.94%, respectively, compared with 1.10% and 15.46% reported during the same period in 1997, and 1.16% and 15.50% for the second quarter of 1998.

For the first nine months, the Corporation reported net earnings of $169.8 million compared with $154.2 million for the same period in 1997. ROA and ROE for the nine months ended September 30, 1998 were 1.14% and 15.26%, respectively. These ratios were 1.15% and 15.93% for the same period in 1997.

On April 23, 1998, the Board of Directors authorized a two-for-one common stock split in the form of a dividend, bringing total outstanding shares to 135,497,786. The new shares were distributed on July 1, 1998 to shareholders of record as of June 12, 1998. As mentioned above, all per share data included herein has been adjusted to reflect the stock split.

The Corporation's results of operations for the quarter ended September 30, 1998 reflected increases of $12.0 million in net interest income and $4.3 million in other revenues when compared with the same quarter in 1997. These improvements were partially offset by an increase of $11.3 million in operating expenses and $4.8 million in the provision for loan losses.

NET INTEREST INCOME

Net interest income for the third quarter of 1998, amounted to $215.0 million, an increase of 5.9% over the same period in 1997. On a taxable equivalent basis, net interest income increased to $233.4 million from $218.7 million reported for the third quarter of 1997.

The increase of $14.7 million in net interest income on a taxable equivalent basis was driven by a $18.7 million increase attributable to a higher volume of earning assets partially offset by a decrease of $4.0 million due to rates, particularly in the mortgage and consumer loan portfolios, and by higher rates on some interest bearing liabilities.The latter was partially offset by a higher volume of non-interest bearing funds, such as demand deposits and capital, used to finance earning assets.

For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expenses and yields and costs, on a taxable equivalent basis, for the third quarter of 1998, as compared with the same quarter in 1997.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON SEPTEMBER 30,

                                                                                                                    Variance
  Average Volume             Average Yields                                                  Interest           Attributable to
---------------------------------------------------------------------------------------------------------------------------------
  1998     1997   Variance   1998     1997   Variance                               1998       1997    Variance   Rate    Volume
---------------------------------------------------------------------------------------------------------------------------------
       ($ in millions)                                                                              ($ in thousands)

$   777  $   609  $    168    4.89%   5.38%   (0.49%)   Money market investments   $  9,567  $  8,237  $ 1,330  $(1,280)  $ 2,610
  6,199    6,386      (187)   7.39    6.91     0.48     Investment securities       110,467   110,938     (471)   1,906    (2,377)
    310      286        24    6.52    6.76    (0.24)    Trading                       5,098     4,876      222     (179)      401
-------  -------  --------   -----   -----   ------                                --------  --------  -------  -------   -------
  7,286    7,281         5    6.59    6.67    (0.08)                                125,132   124,051    1,081      447       634
-------  -------  --------   -----   -----   ------                                --------  --------  -------  -------   -------

                                                        Loans:

  5,151    4,692       459    9.24    9.21     0.03     Commercial                  119,972   108,961   11,011       320    10,691
    635      560        75   13.17   13.09     0.08     Leasing                      20,911    18,336    2,575       119     2,456
  3,035    2,783       252    8.48    8.57    (0.09)    Mortgage                     64,322    59,618    4,704      (649)    5,353
  3,107    2,999       108   12.73   13.02    (0.29)    Consumer                     98,880    98,179      701    (4,554)    5,255
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
 11,928   11,034       894   10.16   10.29    (0.13)                                304,085   285,094   18,991    (4,764)   23,755
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
$19,214  $18,315  $    899    8.81%   8.85%   (0.04%)   TOTAL EARNING ASSETS       $429,217  $409,145  $20,072   $(4,317)  $24,389
=======  =======  ========   =====   =====    =====                                ========  ========  =======   =======   =======

                                                        Interest bearing deposits:

$ 1,431  $ 1,322  $    109    3.38%   3.43%   (0.05%)   NOW and money market       $ 12,188  $ 11,424  $   764   $  (155)  $   919
  3,706    3,558       148    3.09    3.07     0.02     Savings                      28,890    27,577    1,313       (53)    1,366
  4,444    4,107       337    5.37    5.47    (0.10)    Time deposits                60,161    56,593    3,568    (1,708)    5,276
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
  9,581    8,987       594    4.19    4.22    (0.03)                                101,239    95,594    5,645    (1,916)    7,561
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
  4,729    4,555       174    5.59    5.76    (0.17)    Short-term borrowings        66,611    66,117      494    (1,865)    2,359
  1,636    1,915      (279)   6.78    5.96     0.82     Medium and long-term debt    27,931    28,698     (767)    3,481    (4,248)
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
                                                        TOTAL INTEREST BEARING
 15,946   15,457       489    4.87    4.89    (0.02)      LIABILITIES               195,781   190,409    5,372       (300)   5,672

  2,501    2,332       169                              Demand deposits
    767      526       241                              Other sources of funds
-------  -------  --------   -----   -----    -----                                --------  --------  -------   -------   -------
$19,214  $18,315  $    899    4.04%   4.13%   (0.09%)                              $233,436  $218,736  $14,700   $(4,017)  $18,717
=======  =======  ========   =====   =====    =====                                ========  ========  =======   =======   =======

                                                        Taxable equivalent
                                                          adjustment                 18,395    15,731    2,664
                                                                                   --------  --------  -------
                                                        Net interest income
                                                          per books                $215,041  $203,005  $12,036
                                                                                   ========  ========  =======

                              4.77%   4.72%   0.05%     NET INTEREST MARGIN
                              3.94%   3.96%  (0.02%)    NET INTEREST SPREAD

The increase of $899 million in average earning assets was primarily related to the increase in loans which accounted for $894 million of the total increase. The commercial and mortgage portfolios reflected the major rises, increasing $459 million and $252 million, respectively, due to the sustained growth in the Corporation's loan portfolio, principally at BPPR, Equity One and Banco Popular, FSB.

Investment securities decreased by $187 million to $6.2 billion when compared to the third quarter of 1997. The decrease relates primarily to a lower interest rate scenario that provided less attractive investment alternatives and to the aforementioned loan growth.

The average yield on earning assets, on a taxable equivalent basis, was 8.81%, four basis points lower than the 8.85% reported in the third quarter of 1997. This decrease relates primarily to a lower yield on loans which decreased from 10.29% reported in the third quarter of 1997, to 10.16% in the same period of 1998.

The increase in average interest bearing liabilities for the quarter ended on September 30, 1998, as compared with the same quarter of 1997, was mainly reflected in average interest bearing deposits, primarily at BPPR.

The average cost of interest bearing liabilities increased by nine basis points when compared with the third quarter of 1997. The increase is mainly driven by a higher rate on medium and longer term debt related to debt issued during a higher interest rate environment and floating rate instruments resetting semiannually or quarterly.

In spite of the decrease in the yield on earning assets and the increase in the average cost of interest bearing liabilities, the higher proportion of loans, which carry a relatively higher yield, and a significantly higher amount of non-interest bearing sources, allowed the Corporation to improve its net interest margin, on a taxable equivalent basis, from 4.72% reported for the third quarter of 1997 to 4.77% reported for the same quarter of 1998. During the second quarter of 1998, the net interest yield, on a taxable equivalent basis, was 4.93%.

For the nine-month period ended September 30, 1998, net interest income, on a taxable equivalent basis, increased $75.5 million, compared with the same period of 1997. The increase in the average volume of earning assets, partially offset by an increase in the average volume of interest bearing liabilities caused a positive variance of $78.7 million, which was offset by a negative variance of $3.2 million due to changes in rates and in the mix of the portfolios.

                                                                              21
TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
YEAR-TO-DATE AS OF SEPTEMBER 30,

                                                                                                                   Variance
  Average Volume              Average Yields                                             Interest              Attributable to
-----------------------------------------------------------------------------------------------------------------------------------
  1998    1997   Variance   1998    1997 Variance                                1998        1997     Variance   Rate      Volume
-----------------------------------------------------------------------------------------------------------------------------------
         ($ in millions)                                                                  ($ in thousands)
                                                  Money market
$   747  $   644  $  103    4.94%   5.32% (0.38)% investments                 $   27,585  $   25,619  $  1,966  $ (2,428)  $  4,394
  6,081    5,703     378    7.07    6.87   0.19   Investment securities          321,922     293,613    28,309     8,131     20,178
    278      299     (21)   6.69    6.59   0.10   Trading                         13,917      14,725      (808)      234     (1,042)
-------  -------  ------  ------   -----  -----                               ----------  ----------  --------  --------   --------
  7,106    6,646     460    6.83    6.71   0.12                                  363,424     333,957    29,467     5,937     23,530
-------  -------  ------  ------   -----  -----                               ----------  ----------  --------  --------   --------

                                                  Loans:

  5,043    4,286     757    9.27    9.21   0.06   Commercial                     349,622     295,248    54,374     1,913     52,461
    628      542      86   13.12   13.12   0.00   Leasing                         60,321      53,360     6,961    (1,296)     8,257
  2,937    2,694     243    8.62    8.47   0.15   Mortgage                       189,756     171,069    18,687     3,077     15,610
  3,064    2,808     256   12.96   13.07  (0.11)  Consumer                       297,547     276,060    21,487    (7,821)    29,308
-------   ------  ------  ------   -----  -----                               ----------  ----------  --------  --------   --------
 11,672   10,330   1,342   10.26   10.29  (0.03)                                 897,246     795,737   101,509    (4,127)   105,636
-------  -------  ------  ------   -----  -----                               ----------  ----------  --------  --------   --------
$18,778  $16,976  $1,802    8.96%   8.89%  0.07%  TOTAL EARNING ASSETS        $1,260,670  $1,129,694  $130,976  $  1,810   $129,166
=======  =======  ======  ======   =====  =====                               ==========  ==========  ========  ========   =========

                                                  Interest bearing deposits:

$ 1,425   $1,245  $  180    3.37%   3.37%  0.00 % NOW and money market        $   35,907  $   31,348  $  4,559  $    (15)  $  4,574
  3,843    3,348     495    3.09    3.07   0.02   Savings                         85,378      76,811     8,567       122      8,445
  4,231    3,953     278    5.47    5.44   0.03   Time deposits                  179,061     160,722    18,339    (2,489)    20,828
-------  -------  ------  ------   -----   ----                               ----------  ----------  --------  --------   --------
  9,499    8,546     953    4.23    4.21   0.02                                  300,346     268,881    31,465    (2,382)    33,847
-------  -------  ------  ------   -----   ----                               ----------  ----------  --------  --------   --------
  4,378    4,023     355    5.53    5.65  (0.12)  Short-term borrowings          181,189     169,888    11,301    (2,579)    13,880
  1,665    1,620      45    6.93    6.08   0.85   Medium and long-term
-------  -------  ------  ------   -----  -----   debt                            86,382      73,660    12,722     9,979      2,743
                                                                              ----------  ----------  --------  --------   --------
                                                  TOTAL INTEREST BEARING
 15,542   14,189   1,353    4.89    4.83   0.06   LIABILITIES                    567,917     512,429    55,488     5,018     50,470

  2,529    2,262     267                          Demand deposits
    707      525     182                          Other sources of funds
-------  -------  ------  ------   -----  -----                                ---------  ----------  --------  --------   --------
$18,778  $16,976  $1,802    4.04%   4.04%  0.00 %                                692,753  $  617,265  $ 75,488  $ (3,208)  $ 78,696
=======  =======  ======  ======   =====  =====                                                                 ========   ========

                                                  Taxable equivalent
                                                  adjustment                      50,616      43,010     7,606
                                                                              ----------  ----------  --------
                                                  Net interest income
                                                  per books                   $  642,137  $  574,255  $ 67,882
                                                                              ==========  ==========  ========

                            4.92%   4.85%  0.07 % NET INTEREST MARGIN
                            4.07%   4.06%  0.01 % NET INTEREST SPREAD

As shown in Table C, average earning assets for the nine months period ended September 30, 1998, increased by $1.8 billion when compared with the same period of 1997. Average loans increased $1.3 billion or 74% of the total increase. All loan portfolios reflected increases, however, the commercial portfolio was the principal contributor to the increase in average loans due to the sustained growth of the Corporation's loans portfolio in Puerto Rico and in the U.S. The increase in investment securities was mainly attained at BPPR and was comprised principally of US Agency securities and collateralized mortgage obligations.

The increase of seven basis points in the average yield on earning assets, on a taxable equivalent basis, was mainly caused by a higher rate in investment securities and a higher proportion of loans, partially offset by a lower yield in the loan portfolio of three basis points, from 10.29% in the first nine months of 1997 to 10.26% in the same period of 1998.

Interest bearing liabilities increased $1.4 billion of which $953 million were reflected in average interest bearing deposits, when compared to the nine-month period ended September 30, 1997. All deposit categories showed increases, reflecting the growth of the Corporation in both Puerto Rico and in the United States. Average short-term borrowings increased by $355 million, averaging $4.4 billion at September 30, 1998 compared with $4.0 billion at the same date in 1997, mostly due to higher arbitrage activities as compared with the first nine months of 1997.

The rise in the yield on earning assets, on a taxable equivalent basis, and the change in the mix of the portfolios, partially offset by the increase in the cost of interest bearing liabilities resulted in the increase in net interest margin, on a taxable equivalent basis, of seven basis points for the nine month period ended September 30, 1998, from 4.85% reported for the same period of 1997.

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

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulation and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis, performed at the corporation level, is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates.

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

Based on the results of the sensitivity analysis as of September 30, 1998, the increase in net interest income on a hypothetical rising rate scenario for the next twelve months was $15.8 million and the decrease for the same period utilizing a hypothetical declining rate scenario was $8.3 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. This level of interest rate risk is well within the Corporation's policy guidelines.

In the course of its business, the Corporation occasionally enters into foreign exchange transactions. These transactions are executed as an intermediary primarily for its commercial and retail clients, and any foreign exchange positions assumed by the Corporation as a result are offset in the currency markets. Management therefore believes that the market risk assumed by the Corporation in its foreign currency transactions is immaterial.

The Corporation is the owner of 45% of the common shares of BGF, by virtue of which it is BGF's largest shareholder. BGF is the Dominican Republic's fourth largest banking institution, and its primary business is offering retail and commercial banking services. Most of BGF's business is conducted in Dominican pesos ("DR$"). Local (DR) regulations limit the ability of BGF to assume unhedged foreign currency positions. The value of Corporation's investment in BGF may be affected prospectively by fluctuations in future exchange rates between the DR$ and US$. However, management does not expect future fluctuations between these two currencies to affect materially the value of the Corporation investment in BGF.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses totaled $34.7 million for the third quarter of 1998, an increase of 16.1% when compared with $29.8 million for the same quarter of 1997. For the second quarter of 1998 the provision was $33.5 million. For the nine-month period ended September 30, 1998, the provision for loan losses increased 28.9%, from $78.9 million for the same period of 1997. The growth in the loan portfolio coupled with the increase in non-performing assets were the major reasons for increase in the provision. Net charge-offs for the quarter ended September 30, 1998, reached $27.7 million or 0.93% of average loans, compared with $31.5 million or 1.14% reported for the same quarter in 1997, and $27.2 million or 0.94% for the quarter ended on June 30, 1998. Table D presents other related information for the quarter ended September 30, 1998 and 1997 and for the first nine months of 1998 and 1997.

Consumer loans net charge-offs totaled $17.6 million or 2.26% of average consumer loans in the third quarter of 1998, compared with $20.0 million or 2.65% in the second quarter of 1998 and $14.3 million or 1.90% in the third quarter of 1997. The increase in consumer loans net charge-offs as compared with the third quarter of 1997, is mostly related to higher levels of bankruptcies in the U.S. mainland and in Puerto Rico. However, the Corporation continuous collection efforts helped to offset the increase in consumer loans net charge-offs as reflected in the reduction of $2.4 million when compared with the second quarter of 1998. On the other hand, commercial loans net charge-offs decreased $6.2 million for the quarter ended September 30, 1998, when compared with the same quarter in 1997. This decrease was principally due to a higher amount of recoveries of $1.7 million or 45%, together with the Corporation conservative charge-off policy applied to loans acquired during the end of the second quarter of last year.

For the nine-month period ended September 30, 1998, net charge-offs amounted to $82.4 million or 0.94% of average loans, compared with $72.3 million or 0.93% of average loans recorded a year ago. The increase in net credit losses was mostly related to the consumer loan portfolio, that reflected a rise of $21.6 million, compared to the nine-month period ended September 30, 1997. Conversely, commercial loans net charge-offs decreased $10.9 million for the nine-month period ended September 30, 1998, when compared with the same period in 1997.

At September 30, 1998, the allowance for loan losses was $245.4 million, representing 1.98% of loans, as compared with $205 million or 1.83% one year earlier, and $224 million or 1.91% at June 30, 1998. Included in the allowance for loan losses as of September 30, 1998 are $14.3 million of BGF. Management considers that the allowance for loan losses is adequate to absorb potential write-offs of the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurement.

Although the effect of hurricane Georges on the Corporation's Puerto Rico loan portfolio is difficult to predict at this time, management considers that it will not have a material impact on the Corporation's financial results. Also, management believes that the provision recorded this quarter is adequate to cover for future losses and keeps closely monitoring the performance of the loan portfolios on the island.

Table D presents the movement in the allowance for loan losses and shows selected loan loss statistics for the three and nine-month periods ended September 30, 1998.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                      Third Quarter                          First Nine Months
(Dollars in thousands)                                           1998                1997                1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $ 224,045            $206,719           $ 211,651            $185,574
Allowances purchased                                             14,332                                  14,332              12,832
Provision for loan losses                                        34,667              29,849             101,756              78,949
                                                              ----------------------------------------------------------------------
                                                                273,044             236,568             327,739             277,355
                                                              ----------------------------------------------------------------------
Losses charged to the allowance:
  Commercial                                                     13,183              17,726              32,732              41,368
  Construction                                                                          300                 190                 600
  Lease financing                                                 5,052               5,498              16,191              17,615
  Mortgage                                                          709                 848               1,990               1,854
  Consumer                                                       22,115              18,141              69,634              45,759
                                                              ----------------------------------------------------------------------
                                                                 41,059              42,513             120,737             107,196
                                                              ----------------------------------------------------------------------

Recoveries:
  Commercial                                                      5,469               3,767              13,370              11,139
  Construction                                                      208                  31                 249                 112
  Lease financing                                                 3,122               3,190              11,113              12,249
  Mortgage                                                           50                 171                 224                 277
  Consumer                                                        4,548               3,863              13,424              11,141
                                                              ----------------------------------------------------------------------
                                                                 13,397              11,022              38,380              34,918
                                                              ----------------------------------------------------------------------

Net loans charged-off (recovered):
  Commercial                                                      7,714              13,959              19,362              30,229
  Construction                                                     (208)                269                 (59)                488
  Lease financing                                                 1,930               2,308               5,078               5,366
  Mortgage                                                          659                 677               1,766               1,577
  Consumer                                                       17,567              14,278              56,210              34,618
                                                              ----------------------------------------------------------------------
                                                                 27,662              31,491              82,357              72,278
                                                              ----------------------------------------------------------------------

Balance at end of period                                      $ 245,382            $205,077           $ 245,382            $205,077
                                                              ======================================================================

Ratios:
  Allowance for losses to loans                                    1.98%               1.83%               1.98%               1.83%
  Allowance to non-performing assets                              87.17               96.38               87.17               96.38
  Allowance to non-performing loans                               95.94              102.15               95.94              102.15
  Non-performing assets to loans                                   2.28                1.90                2.28                1.90
  Non-performing assets to total assets                            1.32                1.07                1.32                1.07
  Net charge-offs to average loans                                 0.93                1.14                0.94                0.93
  Provision to net charge-offs                                     1.25x               0.95x               1.24x               1.09x
  Net charge-offs earnings coverage                                4.00                3.24                4.02                4.01


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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 1998 and September 30, 1997.

                                                                      SEPTEMBER 30, 1998                   September 30, 1997
                                                                  ---------------------------         -------------------------
                                                                   RECORDED         VALUATION          Recorded       Valuation
                                                                  INVESTMENT        ALLOWANCE         Investment      Allowance
                                                                  ----------        ---------         ---------       ---------
                                                                                         (In millions)
Impaired loans:

  Valuation allowance required                                    $      114        $      30         $      85       $      19
  No valuation allowance required                                         39                                 36
                                                                  ----------        ---------         ---------       ---------

   Total impaired loans                                           $      153        $      30         $     121       $      19
                                                                  ==========        =========         =========       =========


Average impaired loans during the third quarter of 1998 and 1997 were $138 million and $124 million, respectively. The Corporation recognized interest income on impaired loans of $1.7 million, and $2.1 million, respectively, for the quarters ended September 30, 1998 and 1997.

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

Table E shows information on non-performing assets as of September 30, 1998, December 31, 1997 and September 30, 1997. NPA were $224.5 million or 1.91% of loans at June 30, 1998.

TABLE E
NON-PERFORMING ASSETS

----------------------------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30,                 December 31,                   September 30,
                                                1998                         1997                            1997
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial
  and agricultural                           $149,504                        $108,590                      $119,069
Lease financing                                 3,185                           1,569                         1,538
Mortgage                                       60,248                          53,449                        55,635
Consumer                                       42,828                          30,840                        24,519
Other real estate                              25,743                          18,012                        12,014
                                             ----------------------------------------------------------------------

      Total                                  $281,508                        $212,460                      $212,775
                                             ======================================================================

Accruing loans past-due
 90 days or more                             $ 24,427                        $ 20,843                      $ 16,372
                                             ======================================================================

Non-performing assets to loans                   2.28%                           1.87%                         1.90%
Non-performing assets to assets                  1.32                            1.10                          1.07


Non-performing loans totaled $256 million as of September 30, 1998, compared with $201 million at the same date last year and $204 million as of June 30, 1998 and include $31MM in loans of BGF. All loans categories reflected increases as compared with September 30, 1997. The non-performing commercial, including construction, and consumer loans increased $30.4 million and $18.3 million, respectively, while the mortgage and lease financing non-performing loans increased $4.6 million and $1.6 million, respectively. The increase in non-performing commercial loans was mainly attributed to the inclusion of $25.2 million in non-performing commercial loans of BGF. Non-performing consumer loans also includes $5.7 million in loans from BGF. Aside from the loans of BGF, most of the rise in consumer was related to an increased level of personal bankruptcies in P.R. and the U.S. mainland. Bankruptcy filings in U.S. federal courts, including Puerto Rico, rose 8.5 percent in the 12-month period ending June 30, 1998. In addition, the other real estate category increased $13.7 million principally at Equity One which increased $6.9 million, followed by BPPR with an increase of $4.3 million.

Assuming standard industry practice of placing commercial loans on non-accrual status when payments of principal or interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing loans, non-performing assets as of September 30, 1998, amounted to $210 million or 1.70% of loans, and the allowance for loan losses would be 116.7% of non-performing assets. At September 30, 1997 and June 30, 1998, adjusted non-performing assets were $165 million and $166 million, respectively, or 1.47% and 1.41% of loans.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $69.1 million for the three-month period ended September 30, 1998, compared with $64.8 million for the same quarter in 1997, an increase of $4.3 million or 6.7%. This rise in other income was principally driven by an increase of $3.3 million in other service fees and $2.0 million in service charges on deposit accounts. For the first nine-months, total other operating income grew 17.0% to $204.1 million in 1998 from $174.4 million in 1997.

Other service fees rose to $28.6 million for the third quarter of 1998, from $25.3 million for the same quarter in 1997. The increase in other service fees was principally attained in credit card fees and discounts which rose $1.1 million, as credit card net sales rose 22.5% and the number of credit card active accounts grew 24.5%. Check cashing fees which are included in other fees, increased $0.6 million as a result of the fees collected by the new subsidiary, Popular Cash Express, which started operations at the end of the second quarter of 1998. Also, trust fees rose $0.5 million mostly in pension plan fees due to higher number of Keogh and 401K accounts. In addition, debit card fees rose $0.4 million as a result of the sustained growth in the volume of transactions at point-of-sale (POS) terminals. The volume of transactions at POS terminals increased from a monthly average of 2.9 million in September 1997 to 4.9 million a year later.

TABLE F
OTHER OPERATING INCOME

                                             Third Quarter                      First Nine Months
-------------------------------------------------------------------------------------------------------

                                       1998       1997      Change        1998        1997       Change
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit
 accounts                            $26,344    $24,378    $ 1,966     $ 77,176    $ 68,411    $  8,765
Other service fees:
  Credit card fees and discounts       8,565      7,449      1,116       25,374      21,232       4,142
  Credit life insurance fees           2,162      2,418       (256)       6,412       7,440      (1,028)
  Debit card fees                      4,441      4,036        405       13,139      11,269       1,870
  Sale and administration of
   investment products                 2,891      2,629        262        8,877       6,699       2,178
  Mortgage servicing fees, net of
    amortization                       2,157      2,443       (286)       6,836       7,147        (311)
  Trust fees                           2,471      1,950        521        6,708       5,137       1,571
  Other fees                           5,870      4,327      1,543       16,202      13,282       2,920
                                     ------------------------------------------------------------------
           Subtotal                   28,557     25,252      3,305       83,548      72,206      11,342
Other income                          14,261     15,201       (940)      43,379      33,820       9,559
                                     ------------------------------------------------------------------
           Total                     $69,162    $64,831    $ 4,331     $204,103    $174,437    $ 29,666
                                     ==================================================================


Service charges on deposit accounts totaled $26.3 million for the quarter ended September 30, 1998, compared with $24.4 million for the same quarter of 1997. This increase resulted from a higher volume of deposits and increases in fees collected on commercial deposits with account analysis. For the nine-month period ended September 30, 1998, service charges on deposit accounts amounted to $77.2 million or $8.8 million higher than $68.4 million reported for the same period in 1997.

Other income had a decrease of $0.9 million as compared with the third quarter of 1997, as a result of a loan securitization of $103 million in 1997 at Equity One, which resulted in a pretax gain of $3.4 million.

For the third quarter of 1998, the Corporation recognized a net gain of $4.6 million in the sale of securities and a net trading account profit of $0.5 million compared with profits of $0.5 million and $1.0 million, respectively, for the same quarter last year. The gain on sale of securities for the third quarter of 1998 mostly resulted from the sale of equity securities by the Corporation's holding company, which produced a gain of $4.4 million.

The reduction in non-interest revenues due to the effects of Hurricane Georges in Puerto Rico was not significant. Fees such as merchant discounts, debit card fees and other fees showed decreases in September due to business interruption and the lack of electricity in several towns of the Island.

OPERATING EXPENSES

Operating expenses for the third quarter of 1998 were $178.6 million compared with $167.3 million for the same quarter in 1997, an increase of $11.3 million principally reflecting higher personnel costs, professional fees, net occupancy and equipment expenses. For the first nine months of 1998, operating expenses rose to $526.0 million from $461.5 million for the same period in 1997.

The largest category of operating expenses, personnel costs, totaled $84.3 million for the third quarter of 1998, increasing $4.8 million from $79.5 million for the same period of 1997. Salaries accounted for a significant portion of this increase rising $5.7 million or 10.3%. This rise resulted from increased employment levels due to the Corporation's continued growth and expansion and annual merit increases. Full time equivalent employees (FTE) were 9,305 at September 30, 1998, up 609 from 8,696 FTEs as of the same date a year earlier.

Other operating expenses, excluding personnel costs, increased $6.5 million, reaching $94.3 million for the third quarter of 1998, compared with $87.8 million for the same period in 1997. The increase in other operating expenses was mostly reflected in professional fees which grew $2.3 million, reflecting expenditures associated with system developments and technical support. Equipment and net occupancy expenses increased a combined $3.5 million mostly as a result of the costs related to the expansion of the electronic payment system, and the network of automated teller machines and POS terminals, and also to the business expansion in the US mainland. During the three-month period ended September 30, 1998, a total of 2,919 new POS terminals were installed bringing the current total to 18,215 terminals. The Corporation also increased its automated teller machines (ATM) network by 561 machines when compared with 442 at the same date last year.

Income tax expense for the quarter ended September 30, 1998 amounted to $18.4 million, a decrease of $0.1 million as compared with $18.5 million recorded for the same quarter of 1997. The decrease in income tax resulted from a higher volume of tax exempt income. The effective tax rate for the third quarter of 1998 decreased to 24.2% from 25.7% for the same period in 1997. For the nine-month period ended September 30, 1998 and 1997, income tax expense amounted to $59.6 million and $56.3 million, respectively.

YEAR 2000

STATE OF READINESS

The Corporation, following the guidelines established by regulators and under the direction of the Year 2000 Office, has been actively engaged in modifying, converting, and testing its computer systems and date-sensitive operating equipment. It is also working with customers and business partners to ascertain their progress toward Year 2000 compliance. Internal auditors of the Corporation are verifying and validating the work done in this important project, which has been classified as the top priority of the Corporation during 1998 and 1999.

A four phase action plan is being used to drive the activities related with the information technology components (in-house processed core applications; data processing center computers, software and equipment; networks and communication backbones; decentralized managed applications; and personal computers with their corresponding software) and date-sensitive operating equipment as explained below:

            Assessment - identification of the components that may be impacted by the arrival of the new millennium. Determination of resources needed, time frame and sequencing of the Year 2000 efforts,

            Remediation - modification, conversion, replacement or elimination of components not Year 2000 ready,

            Validation - testing and verification of the components by simulating data conditions for the Year 2000,

            Implementation - installation of renovated components into production.


INFORMATION TECHNOLOGY

As of September 30, 1998 the information technology action plan was 64% completed, slightly ahead of the 61% projection. The following is a summarized report of actual results by phase and what is expected to be achieved during the next five quarters.

                        INFORMATION TECHNOLOGY SYSTEMS

                        ACTUAL
                        9/30/98       9/30/98         12/31/98        3/31/99         6/30/99       9/30/99        12/31/99

ASSESSMENT                96%            96%            100%             --              --             --              --

REMEDIATION               78%            79%             95%            100%             --             --              --

VALIDATION                54%            52%             82%             94%            100%            --              --

IMPLEMENTATION            41%            24%             64%             73%             87%            99%            100%


The above expected completion dates are based on assumptions of future events considering the continued availability of resources and the completion of work by third parties. Even though the Corporation feels that its current state of readiness is adequate there is no guarantee that these estimates will be achieved.

The Corporation has already tested the operating system and system products of its mainframe computer and is in the process of testing applications in the Year 2000 laboratory. The principal core application, which handles the demand deposits and savings accounts of customers, has also been remediated and tested, as well as other mission critical applications.

NON-INFORMATION TECHNOLOGY

The action plan of date-sensitive operating equipment was 98% completed as of September 30, 1998. The most recent projection is to have all items Year 2000 ready and implemented by December 31, 1998.

Significant third parties with which the Corporation interfaces with regard to the Year 2000 problem include customers and business partners (counterparts, technology vendors, service providers, payment and clearing systems, utilities, etc.). Unreadiness by these third parties would expose the Corporation to a potential loss, through impairment of business processes and activities.

The Corporation is actively assessing and already monitoring the progress of customers in their efforts to become Year 2000 compliant and the possible effects of their inability to become Year 2000 compliant. A formal risk assessment of customers has been incorporated into the underwriting, scheduled review and credit rating process.

The Corporation is also assessing, monitoring and testing the progress of its business partners and counterparts to determine whether they will be able to successfully interact with the Corporation in the Year 2000.

For our operations in the USA mainland, which are highly dependable on a processing service bureau, several steps have been undertaken to reduce the exposure. Officers of the Corporation have an active participation in the business partner's client advisory board, which has contracted an external entity to conduct independent quarterly reviews of the Year 2000 action plan. Their progress is being monitored through the review of monthly reports and the detailed test plans that they will use to accomplish the validation phase. Contingency plans are being defined for each business unit in the event that vendors are not able to become Year 2000 compliant by June 30, 1999.

CONTINGENCY PLANS AND BUSINESS CONTINUITY

Even after thorough testing plans are executed, there is a possibility that problems may arise in relation to all the changes made to systems and equipment to ascertain they are ready for the Year 2000. Based on the current status of the Year 2000 action plans, the Corporation's most reasonably likely worst case scenario is that an unforeseen hardware or system failure might impair the execution of one or more critical business processes during a limited period of time. Business resumption plans are based on the assumption that the Corporation will correct any hardware or software systems failure within five working days.

The Corporation's strategy is to focus on the assessment, remediation, validation, and implementation phases of its Year 2000 action plans so as to limit errors, and therefore the need to implement business resumption plans. Nevertheless, the Corporation has established company wide business recovery plans to support critical business processes in case of an unforeseen hardware or software failure in the Year 2000. These business resumption plans include, among other things, a business impact analysis, prioritization of business processes, specific recovery strategies and alternative manual procedures for critical business processes. Business resumption plans are scheduled for testing during the fourth quarter of 1998 and the second quarter of 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Corporation expects that the principal costs of the Year 2000 project are those associated with the remediation and validation phases. The major portion, however, will be met from the existing resources through the deferral of technology projects, with the remainder representing incremental costs.

The information technology group was reinforced with 55 additional programmers and other skilled technical personnel to ascertain the availability of the necessary resources. Other relevant incremental costs are the costs to contract external consultants to manage the remediation and validation of certain specific items and scheduled upgrades that were accelerated due to the Year 2000 issue. The Corporation is funding the project through operating cash flows and does not anticipate that the related incremental costs nor the impact of the technology development initiatives being deferred will be material to the financial condition and results of operations of any single year.

Management estimates the total incremental costs of achieving Year 2000 compliance to be approximately $11.3 million over the two year period ending in December 31, 1999. Approximately $3.7 million has been expended to date, of which $2.1 million are related with consultants contracted, $1.2 million with additional technical employees hired, $0.2 million with new hardware and software acquired and $0.2 million with costs to contact customers, retain technical employees and other costs of the Year 2000 project. The remaining estimated incremental costs for 1998 are $2.6 million.

Year 2000 costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events and other factors. However, there can be no guarantee that these estimates will be achieved and actual costs could differ materially from those projected.

BALANCE SHEET COMMENTS

At September 30, 1998, the Corporation's total assets reached $21.3 billion from $19.3 billion reported at December 31, 1997 an increase of $2.0 billion or 10.22%. This rise included $496 million related to the acquisition of BGF, and the Corporation continuous business expansion. Total assets at September 30, 1997, were $19.9 billion. Earning assets increased $1.8 billion, reaching $19.9 billion as of September 30, 1998, from $18.1 billion as of December 31, 1997 and $18.6 billion at September 30, 1997.

TABLE G

LOANS ENDING BALANCES

                                            SEPTEMBER 30,                 December 31,                September 30,
                                                1998                         1997                         1997
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and agricultural     $ 5,273,229                   $ 4,637,409                   $ 4,492,160

Construction                                    235,299                       250,111                       255,594

Lease financing                                 638,824                       581,927                       566,640

Mortgage *                                    3,084,325                     2,833,896                     2,823,022

Consumer                                      3,130,850                     3,073,264                     3,044,645
                                            -----------------------------------------------------------------------

     Total                                  $12,362,527                   $11,376,607                   $11,182,061
                                            =======================================================================


* Includes loans held-for-sale


The investment portfolio totaled $6.5 billion as of September 30, 1998 an increase of $833 million from $5.6 billion as of December 31, 1997. Investment securities as of September 30, 1997 amounted to $6.7 billion. The increase in investment securities as compared with December 31, 1997, resulted mostly from arbitrage opportunities undertaken by BPPR.

As shown on Table G, the loan portfolio increased $986 million as compared with December 31, 1997, of which $621 million were in commercial and construction loans and $250 million in mortgage loans. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market and the expansion in the United States and the Caribbean. BGF accounted for $209 million of the increase in the commercial loans.

BPPR, Equity One and Banco Popular, FSB accounted for 82% or $206 million of the total increase in the mortgage loans portfolio as compared with December 31, 1997. The acquisition of BGF also contributed $66 million in consumer loans.

Total deposits at September 30, 1998, were $12.5 billion or $798 million over the $11.7 billion at December 31, 1997. The acquisition of BGF contributed $320 million in total deposits. Savings accounts and time deposits continued their growth, increasing $233 million and $452 million, respectively, as compared with December 31,1997. At September 30, 1997, total deposits amounted to $11.2 billion. Total deposits in Puerto Rico, the Corporation's principal place of business, increased to $8.8 billion at September 30, 1998, from $8.6 billion at December 31, 1997 and $8.1 billion at September 30, 1997.

Table H presents the distribution of assets, loans and deposits by geographical area.

TABLE H

DISTRIBUTION BY GEOGRAPHICAL AREA

(Dollars in millions)

                                 SEPTEMBER 30, 1998       December 31, 1997        September 30, 1997

                                    $           %            $           %             $           %
                                 --------------------------------------------------------------------

ASSETS

Puerto Rico                      $15,259      71.73%      $14,190      73.52%      $14,830      74.54%

United States                      5,006      23.53         4,616      23.92         4,573      22.98

U.S. and British Virgin

  Islands and Latin America        1,009       4.74           495       2.56           494       2.48
                                 -------     ------       -------     ------       -------     ------

                                 $21,274     100.00%      $19,301     100.00%      $19,897     100.00%
                                 -------     ------       -------     ------       -------     ------



LOANS

Puerto Rico                      $ 7,605      61.51%      $ 7,282      64.01%      $ 7,230      64.66%

United States                      4,120      33.33         3,727      32.76         3,577      31.99

U.S. and British Virgin

  Islands and Latin America          638       5.16           368       3.23           375       3.35
                                 -------     ------       -------     ------       -------     ------

                                 $12,363     100.00%      $11,377     100.00%      $11,182     100.00%
                                 -------     ------       -------     ------       -------     ------



DEPOSITS

Puerto Rico                      $ 8,797      70.11%      $ 8,581      73.03%      $ 8,126      72.46%

United States                      2,939      23.42         2,715      23.11         2,623      23.39

U.S. and British Virgin

  Islands and Latin America          812       6.47           454       3.86           465       4.15
                                 -------     ------       -------     ------       -------     ------

                                 $12,548     100.00%      $11,750     100.00%      $11,214     100.00%
                                 -------     ------       -------     ------       -------     ------


Borrowed funds, including subordinated notes and capital securities, amounted to $6.6 billion at September 30, 1998, compared with $5.7 billion and $6.9 billion at December 31, 1997 and September 30, 1997, respectively.

As part of the investment in BGF the Corporation recognized a minority interest of $30.6 million, which represents the beneficial interest of the minority investors of BGF.

The Corporation's stockholder's equity at September 30, 1998 reached $1.70 billion compared with $1.50 billion at December 31, 1997. This increase of $193.8 million was mostly due to earnings retention and to the unrealized holding gains on securities available-for-sale, which rose $73.8 million as compared with year-end 1997. Also, the Corporation's Dividend Reinvestment Plan contributed $5.2 million in additional capital since December 31, 1997. Stockholders' equity at September 30, 1997 amounted to $1.45 billion.

The dividend payout ratio to common stockholders for the quarter ended September 30, 1998, was 26.86% compared with 23.30% for the same quarter last year. For the nine-month periods ended

September 30, 1998 and 1997, these ratios were 27.32% and 24.19%, respectively. The increase in the ratio resulted from an increase of 22.2%, from $0.09 to $0.11 per common share (after restating for the stock split), in the Corporation's quarterly dividend, effective with the dividend paid on October 1, 1997.

On August 13, 1998, the Board of Directors of Popular, Inc. declared a cash dividend of $0.14 per common share payable on October 1, 1998, to shareholders of record as of September 11, 1998, representing a 27.3% increase over the $0.11 per share paid in previous quarterly dividends.

Under the regulatory framework for prompt corrective action, banks and bank holding companies which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well-capitalized. As shown on Table I, the Corporation exceeds those regulatory risk-based capital requirements for well-capitalized institutions by wide margins, due to the high level of capital and the conservative nature of the Corporation's assets.

The market value of the Corporation's common stock at September 30, 1998, was $28.38, compared with $24.75 at December 31, 1997 and $26.50 at September 30, 1997, after restating for the stock dividend. Market capitalization at September 30, 1998, was $3.8 billion compared with $3.4 billion as of December 31, 1997 and $3.6 billion at September 30, 1997.

TABLE I

CAPITAL ADEQUACY DATA

--------------------------------------------------------------------------------------------------------------------------------

                                                       SEPTEMBER 30,                 December 31,                  September 30,
                                                           1998                         1997                           1997
--------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)

Risk-based capital

 Tier I capital                                        $ 1,476,823                   $ 1,335,391                   $ 1,312,893

  Supplementary (Tier II) capital                          289,818                       263,115                       261,922
                                                       -----------------------------------------------------------------------

         Total capital                                 $ 1,766,641                   $ 1,598,506                   $ 1,574,815
                                                       =======================================================================

Risk-weighted assets

  Balance sheet items                                  $11,986,235                   $10,687,847                   $10,556,045

  Off-balance sheet items                                  267,437                       287,822                       329,517
                                                       -----------------------------------------------------------------------

         Total risk-weighted assets                    $12,253,672                   $10,975,669                   $10,885,562
                                                       =======================================================================



Ratios:

     Tier I capital (minimum required - 4.00%)               12.05%                        12.17%                        12.06%

     Total capital (minimum required - 8.00%)                14.42                         14.56                         14.47

     Leverage ratio (minimum required - 3.00%)                7.37                          6.86                          6.88

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular, Illinois, Banco Popular National Association (California), Banco Popular National Association (Florida), Banco Popular, National Association (Texas) and Banco Popular, FSB) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries, except for Banco Popular, FSB, to make distributions to PNA. In connection with the acquisition by Banco Popular, FSB from the Resolution Trust Company (RTC) of four New Jersey branches of the former Carteret Federal Savings Bank, the RTC provided to Banco Popular, FSB interim financial assistance in the form of a loan in the amount of $19.5 million, which matures on January 20, 2000, but which is prepayable any time before then. Pursuant to the terms of such financing, Banco Popular, FSB may not, among other things, declare or pay any dividends on its outstanding capital stock (unless such dividends are used exclusively for payment of principal of or interest on such RTC loan) or make any distribution of its assets until payment in full of such promissory note. As of September 30, 1998 the undistributed earnings of Banco Popular, FSB totaled $62 million.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5. OTHER INFORMATION

Focusing on the objective of becoming the number one bank for the Hispanics in the United States, the Corporation continues its plan of corporate reorganization for its U.S. banking subsidiaries. The objective of this reorganization is to consolidate its banking operations in Florida, California, New York, New Jersey, and Illinois into one banking entity incorporated in New York. This new structure will facilitate the communication and geographic expansion while at the same time reduce costs, provide more flexibility and efficiency to the Corporation.

On September 21, 1998, Hurricane Georges struck the island of Puerto Rico, the Corporation's principal place of business. Economists estimate infrastructure and personal property losses to be about $3.8 billion, whereas the loss of production due to the lack of electricity, water and communications could reach $3.1 billion. In 1994, Banco Popular de Puerto Rico established a bankwide Disaster Recovery Plan that proved its effectiveness with Georges. Notwithstanding the impact this hurricane had on Puerto Rico, 86% of the branch network was fully operational seven days after the hurricane, and the operations of both the ATH network and the bank's electronic data center were never interrupted.

On October 31, 1998 the Corporation acquired First State Bank of Southern California, with $194 million in assets and $157 million in deposits and operating five branches located in Santa Fe Springs, Paramount, Lynwood and Los Angeles. Also, at the same date the Corporation acquired Gore-Bronson Bancorp and its subsidiaries Bronson-Gore Bank, Irving Bank, and Water Tower Bank with assets of $281 million and deposits of $217 million. This corporation specializes in asset-based lending and operates five branches in the Greater Chicago Metropolitan Area.

In addition, on October 31, 1998 Popular Cash Express acquired Inglewood Quick Check, Inc., a corporation that handles eight check-cashing locations and 27 mobile check-cashing operations in California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit No.                 Description Exhibit                       Reference
     -----------                 -------------------                       ---------

         19             Quarterly Report to shareholders for the           Exhibit "A"

                        quarter ended September 30, 1998

         27             Financial Data Schedule for SEC use only           Exhibit "B"


 b) Two reports on Form 8-K were filed for the quarter ended September 30, 1998:
    ----------------------------------------------------------------------------

        Dated:                 July 9, 1998 and August 13, 1998



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




                                                  POPULAR, INC.
                                                  -------------
                                                   (Registrant)







Date: November 13, 1998               By: S/ Jorge A. Junquera
      -----------------                   --------------------------------------
                                             Jorge A. Junquera

                                          Senior Executive Vice President







Date: November 13, 1998               By: S/ Amilcar L. Jordan
      -----------------                   --------------------------------------
                                             Amilcar L. Jordan, Esq.

                                          Senior Vice President & Comptroller