Form 10-K
period 1998-12-31
POPULAR INC
filed 1999-03-26
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

 X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---            THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1998
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---           THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-13818

                                  POPULAR, INC.
                                  -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           -------------------------

As of February 26, 1999 the Corporation had 135,709,287 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $4,503,852,000 based upon the reported closing price of $33.1875 on the NASDAQ National Market System on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

    (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 14 of Part IV.

    (2) Portions of the Corporation's Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference to Items 10 through 13 of Part III.

                                 TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I

Item 1         Business ................................................       3
Item 2         Properties ..............................................      11
Item 3         Legal Proceedings .......................................      12
Item 4         Submission of Matters to a Vote of Security Holders .....      12

PART II

Item 5        Market for Registrant's Common Stock and Related
                Stockholder Matters ....................................      12
Item 6        Selected Financial Data ..................................      14
Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................      14
Item 7A       Quantitative and Qualitative Disclosures About Market Risk      14
Item 8        Financial Statements and Supplementary Data ..............      15
Item 9        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ....................      15
PART III

Item 10       Directors and Executive Officers of the Registrant .......      15
Item 11       Executive Compensation ...................................      15
Item 12       Security Ownership of Certain Beneficial Owners
                and Management .........................................      16
Item 13       Certain Relationships and Related Transactions ...........      16

PART IV

Item 14       Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K ....................................      16

                                     PART I
                                  POPULAR, INC.

ITEM 1. BUSINESS

         Popular, Inc. (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $23.2 billion, total deposits of $13.7 billion and stockholders' equity of $1.7 billion at December 31, 1998. Based on total assets at December 31, 1998, the Corporation was the 36th largest bank holding company in the United States.

         The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated over 100 years ago in 1893 and is Puerto Rico's largest bank with total assets of $18.5 billion, deposits of $11.7 billion and stockholders' equity of $1.4 billion at December 31, 1998. The Bank, accounted for 80% of the total consolidated assets of the Corporation at December 31, 1998. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 194 branches and 421 automated teller machines. The Bank also has the largest trust operation in Puerto Rico. In addition, as of December 31, 1998, it operated the largest Hispanic bank branch network in the mainland United States with 32 branches in New York and an agency in Chicago. As of December 31, 1998, these branches had a total of approximately $1.6 billion in deposits. The Bank also operates seven branches in the U.S. Virgin Islands and one branch in the British Virgin Islands. Banco Popular's deposits are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's largest vehicle leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 48 offices in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with eleven offices in Puerto Rico.

         The Corporation has two other principal subsidiaries: Popular Securities Incorporated, a securities broker-dealer in Puerto Rico with brokerage, financial advisory, investment and security brokerage operations for institutional and retail customers and Popular International Bank, Inc. ("PIB"). PIB owns all of the outstanding stock of Popular North America, Inc. ("PNA") and ATH Costa Rica, which provides ATM switching and driving services in San Jose, Costa Rica. In addition, PIB has an investment in 45% of the outstanding stock of Banco Gerencial & Fiduciario S.A. (BGF), a commercial bank in the Dominican Republic.

         PIB is a wholly-owned subsidiary of the Corporation organized in 1992 under the laws of the Commonwealth of Puerto Rico that operates as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is principally engaged in providing managerial services to its subsidiaries.

         PNA, a wholly-owned subsidiary of PIB and an indirectly wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware. As of December 31, 1998, PNA had ten subsidiaries, all of which were wholly-owned: Banco Popular North America, Inc., ("BPNAI"), Banco Popular, N.A. Florida ("Banco Popular (Florida)"), Banco Popular, N.A. (Texas) ("Banco Popular (Texas)"), Banco Popular, N.A. (California) ("Banco Popular (California)"), Banco Popular, FSB, First State Bank of Southern California ("First State") and Bronson-Gore Bank of Prospect Heights, The Irving Bank, Water Tower Bank (collectively, "Gore-Bronson Banks") and Popular Cash Express, Inc. ("PCE"). PNA does not engage directly in any activities other than providing managerial services to its subsidiaries and raising funds for those subsidiaries. BPNAI is the holding company of Banco Popular, Illinois.

         PIB, PNA and BPNAI, respectively as indirect and direct owners of Banco Popular, Illinois, Banco Popular (Florida), Banco Popular (Texas), Banco Popular (California), Banco Popular, FSB, First State and Gore-Bronson Banks, are registered bank holding companies under the BHC Act.

         Banco Popular, Illinois operated 19 branches in the State of Illinois. The deposits of Banco Popular, Illinois were insured under BIF by the FDIC, which was also its primary federal regulator. As of December 31, 1998, the assets of Banco Popular, Illinois were $1.0 billion and its deposits were $795.7 million. In addition, Banco Popular, Illinois owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing in seven states, with total assets of $36.8 million as of December 31, 1998.

         As of December 31, 1998, the assets of Banco Popular (Florida) were $214.4 million and its deposits were $133.3 million, operating ten branches in Florida. Banco Popular (Florida) was a national bank and its deposits were insured under BIF by the FDIC.

         Banco Popular (Texas) is also a national bank. As of December 31, 1998, the assets of Banco Popular (Texas) were $90.5 million and its deposits were $51.2 million, with four branches operating in Houston, Texas. The deposits of Banco Popular (Texas) were also insured under BIF by the FDIC and was subject to supervision by the Office of the Comptroller of the Currency ("OCC").

         Banco Popular (California), was a national bank and operated 14 branches in California with total assets of $221 million and deposits of $162.6 million as of December 31, 1998. The deposits of Banco Popular (California) were also insured by the FDIC and was subject to supervision by the OCC.

         Banco Popular, FSB, was a federal savings bank with total assets of $375 million and deposits of $310 million. The deposits of Banco Popular, FSB were insured under the Saving Association Insurance Fund ("SAIF") by the FDIC. Banco Popular, FSB was subject to the supervision of the Office Thrift Supervision. Banco Popular, FSB owned Equity One, Inc., a Delaware corporation ("Equity One"). Equity One is a diversified consumer finance company engaged in the business of making personal and mortgage loans and providing dealer financing through 128 offices in 36 states with total assets of $1.4 billion as of December 31, 1998.

Acquisitions

         On September 30, 1998, the Corporation through its wholly-owned subsidiary PIB, acquired 45% of the outstanding stock of BGF. BGF is the fourth largest bank in the Dominican Republic, with 26 branches throughout the Dominican Republic, $496 million in total assets and $320 million in total deposits as of September 30, 1998. The deposits of BGF are not insured by the FDIC and it is subject to the supervision of the Monetary Board of the Central Bank of the Dominican Republic.

         On October 31, 1998, PNA acquired 100% of the voting shares of First State with $194 million in assets and deposits of $157 million at October 31, 1998. First State operates five branches in California and its deposits are insured by the FDIC. On the same day, PNA acquired 100% of the voting shares of Gore-Bronson Bancorp, Inc., and its banks subsidiaries: Bronson-Gore Bank in Prospect Heights, the Irving Bank and Water Tower Bank (Gore-Bronson Banks) with assets of $281 million and deposits of $217 million at the acquisition date. The deposits of Gore-Bronson Banks are insured by the FDIC. The Gore-Bronson Banks specialize in asset-based lending and operates five branches in Chicago Metropolitan Area. On December 1, 1998 Gore-Bronson Bancorp, Inc. was merged with and into PNA.

         In April 1998, PNA through its nonbank subsidiary PCE, completed the acquisition of 15 check cashing outlets in Florida. These outlets offer services such as check cashing, money transfers to other countries, money order sales and processing of payments. In October 1998, PCE acquired Inglewood Quik Check, Inc. ("Inglewood") a corporation with eight check cashing locations and 28 mobile check-cashing units in California. As of December 31, 1998, PCE and its subsidiary Inglewood are operating 23 outlets and 28 mobile check-cashing units, with consolidated assets of $19.4 million.

Reorganization

         During 1998, the Corporation actively worked in an internal reorganization of its direct and indirect subsidiaries that was completed on January 1, 1999 (the "Reorganization"). In order to take advantage of recent changes in federal laws involving branch banking across state lines, the Corporation undertook the Reorganization to streamline its operations in the United States and simplify the regulatory environment in which its multiple banking subsidiaries in the United States were operating.

         In general terms, the mechanics of the Reorganization were as follows:
The Corporation organized a new Puerto Rico-chartered bank that acquired all of the assets and liabilities of Banco Popular, except those connected with the Bank's branches in New York. As a result, the new Puerto Rico-chartered bank became the owner of all of the assets of the Bank in Puerto Rico, the United States Virgin Islands, the British Virgin Islands, one branch in New York and the agency in Illinois. As was the case with the old Banco Popular, the new Puerto Rico-chartered bank became a wholly-owned subsidiary of the Corporation. Following the completion of the Reorganization, the new Puerto Rico-chartered bank changed its corporate name to "Banco Popular de Puerto Rico".

         The old Banco Popular owning only the New York branches, merged with and into Banco Popular, New York, a new New York-chartered bank, into which Banco Popular, Illinois, Banco Popular (Florida), Banco Popular (California) and Banco Popular, FSB were also merged. The resulting institution was named Banco Popular, New York ("BPNY") and became a direct subsidiary of BPNAI. Also, as part of the reorganization PNA contributed all of the issued and outstanding shares of Banco Popular (Texas) to BPNAI. The new structure resulted in PNA as the parent company of BPNAI and BPNAI became the holding company of BPNY, Banco Popular (Texas), First State and Gore-Bronson Banks. Following the completion of the reorganization, BPNY changed its corporate name to Banco Popular North America ("BPNA"). Furthermore, BPNAI changed its corporate name to Popular Holdings USA, Inc. ("PHUSA"). As part also of the Reorganization, on January 23, 1999, First State merged with and into BPNA and during 1999 is expected that Gore-Bronson Banks and Banco Popular (Texas) will be merge with and into BPNA.

         The Reorganization did not cause any disruption or interruption in the delivery of services and products offered by the Corporation's banking and non-banking subsidiaries to existing and potential customers in each of the markets served.

Competition

         The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant factors in the consumer loan market. Investment firms and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, debt securities of corporations, and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings, and fees charged for services) and service (convenience and quality of services rendered to customers).

Forward-Looking Statements

         This report contains certain forward looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk, the effect of legal proceedings on the Corporation's financial condition and results of operations and the Year 2000 issue. These forward looking statements involve certain risks, uncertainties, estimates and assumptions by management.

         Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others; the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets, the magnitude of interest rate changes and the potential effects of the Year 2000 issue. Moreover, the outcome of litigation, as discussed in "Part I, Item 3. Legal Proceedings," is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The information regarding Year 2000 compliance is based on management's current assessment. However, this is an ongoing process involving continual evaluation, and unanticipated problems could develop that could cause compliance to be more difficult or costly than currently anticipated.

Recent Developments

         On March 2, 1999, the Corporation acquired 9.99% of the outstanding stock of Telecomunicaciones de Puerto Rico, Inc. ("Telpri"), the successor to the Puerto Rico Telephone Company, from the Puerto Rican Telephone Authority, a political subdivision of the Government of Puerto Rico (the "PRTA"), for $90.2 million. The Corporation made this investment in conjunction with the simultaneous acquisition by GTE Telecommunications Incorporated ("GTE"), indirectly through a wholly-owned subsidiary, of 40.01% plus one share of the outstanding stock of Telpri that resulted in GTE's control and operation of Telpri. After these acquisitions closed, the government of Puerto Rico retained ownership of 43% of the outstanding stock of Telpri. The remaining 7% was acquired by the Employee Stock Ownership Plan Trust of Telpri.

         The Corporation's business is described on pages 1 through 17 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION

General

         Each of the Corporation, PIB, PNA and PHUSA is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act. As a bank holding company, the Corporation's, PIB's, PNA's and PHUSA's activities and those of their banking and non-banking subsidiaries are limited to the business of banking and activities closely related to banking, and none of the Corporation, PIB, PNA or PHUSA may directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions.

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

         Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department; in the case of Gore-Bronson Banks, the FDIC and the Illinois Commissioner of Banks and Trust Companies; and in the case of Banco Popular (Texas), the OCC. Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas). In addition to the impact of regulations, commercial banks are significantly affected by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

F D I C I A

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA and regulations thereunder established five capital tiers:
"well capitalized", "adequately capitalized," "undercapitalized", "significantly under- capitalized", and "critically undercapitalized". A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based Tier 1 capital ratio of at least 4% and a risk-based total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

         At December 31, 1998, each of Banco Popular, BPNA, Gore-Bronson Banks, First State and Banco Popular (Texas) was well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

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

         The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as the subsidiaries of the Corporation, PIB, PNA and PHUSA, but they are not directly applicable to holding companies, such as the Corporation, PIB, PNA and PHUSA which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

Holding Company Structure

         Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) are subject to restrictions under federal law that limit the transfer of funds among any of them, any of the Corporation, PIB, PNA or PHUSA and any of the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such a transfer by any of Banco Popular, BPNA, Gore-Bronson Banks or Banco Popular (Texas), to any of the Corporation, PIB, PNA or PHUSA or to any of the non-banking subsidiaries, is limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and any of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. For these purposes, capital stock and surplus includes the institution's total risk-based capital plus the balance of its allowance for loan losses not included therein. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB, PNA or PHUSA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular, BPNA, Gore- Bronson Banks and Banco Popular (Texas) are currently the only depository institutions of the Corporation, PNA and PHUSA.

         Because the Corporation, PIB, PNA and PHUSA are holding companies, their right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of subsidiary depository institutions) except to the extent that the Corporation, PIB, PNA or PHUSA as the case may be, may itself be a creditor with recognized claims against the subsidiary.

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) are all currently FDIC-insured depository institutions of the Corporation. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions.

Dividend Restrictions

         The principal regular source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1998, Banco Popular could have declared a dividend of approximately $361 million without the approval of the Federal Reserve Board. On January 14, 1999, the Board of Directors of Banco Popular approved a dividend of $230 million payable on January 15, 1999. The proceeds from this dividend were used by the Corporation to repay outstanding debts at the Holding Company level. New York law and the National Bank Act contains similar limitation on the amount of dividends that a bank subsidiary can pay to its holding company.

         The payment of dividends by Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA".

         See" Puerto Rico Regulation" for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC Insurance Assessments

         Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas) are subject to FDIC deposit insurance assessments.

         Pursuant to the FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the BIF to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at a annual rate of between 0 cents and 27 cents per $100.00 of deposits. DIFA also provided for a special one-time assessment imposed on deposits insured by the SAIF to recapitalize the SAIF to bring the SAIF up to statutorily required levels.

         DIFA also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000 (whichever occurs first). As of December 31, 1998, the Corporation had a BIF deposit assessment base of approximately $12.8 billion.

Brokered Deposits

         FDIC regulations adopted under the FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, BPNA, Gore-Bronson Banks and Banco Popular (Texas).

Capital Adequacy

         Information about the capital composition of the Corporation as of December 31, 1998 and for the four previous years is presented in Table H "Capital Adequacy Data", on page F-14 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and is incorporated herein by reference.

         Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies and member banks, the minimum guidelines for the ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill, and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "leverage ratio") of 3% for bank holding companies and member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and member banks will be required to maintain a leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets less all intangibles.

         Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. See Consolidated Financial Statements, Note 18 "Regulatory Capital Requirements" on page F-47 , for the capital ratios of the Corporation and of Banco Popular.

         Gore-Bronson Banks and Banco Popular (Texas) are subject to similar capital requirements adopted by the FDIC and OCC. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See "FDICIA".

Interstate Banking Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States were allowed to "opt in" to permit interstate branching by merger prior to June 1, 1997 and to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

         Various other legislation, including proposals to overhaul the bank regulatory system, expand bank and bank holding company powers and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation, PIB, PNA and PHUSA cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon their financial condition or results of operations.

Puerto Rico Regulation

General

         As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to the supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

         Section 27 of the Banking Law requires that at least 10% of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment shall be done every year until the reserve fund shall be equal to the total of paid-in capital on common and preferred stock. At the end of its most recent fiscal year, Banco Popular had a fund established in compliance with these requirements.

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

         Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, shall not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by actual collateral. Furthermore, if a bank is authorized to establish one or more bank branches in a State of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches of the reserve requirements of
Section 16. However, Banco Popular has been exempted from such requirements, with respect to deposits payable in Puerto Rico, pursuant to an order of the Board of Governors of the Federal Reserve System dated November 24, 1982. The reserve requirements of Section 16 apply to those deposits.

         Section 17 of the Banking Law permits Banco Popular to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the Bank. As of December 31, 1998, the legal lending limit for the Bank under this provision was approximately $109 million and after the Reorganization approximately $90 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan, up to an aggregate maximum amount of one third of the paid-in capital of the Bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency its legal lending limit shall also include 15% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

         Section 14 of the Banking Law authorizes Banco Popular to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, originating and servicing mortgage loans and operating a small loan company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc., Popular Mortgage, Inc. and Popular Finance Inc., respectively, all of which are organized and operate in Puerto Rico.

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

Employees

         At December 31, 1998, the Corporation employed 10,549 persons. None of its employees are represented by a collective bargaining group.

Segment Disclosure

         Note 27 to the Financial Statements, "Segment Reporting" on page F-58 and F-59 is herein incorporated by reference.

ITEM 2. PROPERTIES

         As of December 31, 1998, Banco Popular owned (and wholly or partially occupied) approximately 71 branch premises and other facilities throughout the Commonwealth and branch premises in New York. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 126 locations in Puerto Rico, 16 locations in New York and 7 locations in the U.S.

Virgin Islands. The Corporation's management believes that each of its facilities is well-maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

         Popular Center, the San Juan metropolitan area headquarters, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 50% of the office space is leased to outside tenants.

         Cupey Center Complex, three buildings, one of three stories, and two of two stories each, located in Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel.

         Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted at this facility, which is fully occupied by Banco Popular personnel.

         Old San Juan building, a twelve story structure located in Old San Juan, Puerto Rico. Banco Popular occupies approximately 33% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented to outside tenants.

         Mortgage Loan Center, a six story building, a four story building, and a one story building, located at 153, 167 and 157 Ponce de Leon Avenue, Hato Rey, Puerto Rico, respectively, are fully occupied by Popular Mortgage, Inc. and Banco Popular's mortgage servicing departments.

         New York building, a nine story structure with two underground levels located at 7 West 51st. Street, New York City. BPNA occupies approximately 92% of the office space is used for banking operations. The remaining space is rented or available for rent to outside tenants.

         Chicago building, a three story building located at 4000-4008 West North Avenue, Chicago, Illinois. BPNA's full service branch, the executive offices, the human resources division and the bank's operation department, are the main activities conducted at this facility.

         Orlando building, a two story building located at 5551 Vanguard Street, Orlando, Florida. Credit cards operations, finance and accounting department and the BPNA's operation services are the main activities conducted at this facility.

         Houston building, a one story building located at 1615 Little York Road, Houston, Texas. BPNA's full service branch and the administrative offices are located at this facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1998 and the previous four years, as well as cash dividends declared is contained under Table I, "Common Stock Performance", on page F-15 and under the caption "Stockholders' Equity" on page F-14 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         As of February 26, 1999, the Corporation had 10,454 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ, was $33.1875 per share.

         The Corporation currently has outstanding $125 million subordinated notes due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured subordinated obligations which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

         On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.32% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier I capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $154, 640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292,000. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

         The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and special partnerships at a special 10% withholding tax rate. If the recipient is a foreign corporation or partnership not engaged in trade or business within Puerto Rico the withholding tax is also 10%.

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

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item appears in Table C, "Selected Financial Data" on pages F-4 and F-5 and the text under the caption "Earnings Analysis", on page F-6 in the MD & A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                      Year ended December 31,
Ratio of Earnings to Fixed Charges:                   -----------------------
                                             1998     1997     1996     1995     1994
                                             ----     ----     ----     ----     ----

       Excluding Interest on Deposits         1.8      1.8      2.0      2.0      2.6
       Including Interest on Deposits         1.4      1.4      1.4      1.4      1.5

Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

       Excluding Interest on Deposits         1.8      1.8      2.0      2.0      2.5
       Including Interest on Deposits         1.4      1.4      1.4      1.4      1.5

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis for each of the last five years ended December 31, is as follows:

                                                 Year ended December 31,
                                                 -----------------------
     (In thousands)               1998            1997            1996           1995          1994
                                  ----            ----            ----           ----          ----
Long-term obligations          $1,582,160      $1,678,696      $1,111,713      $885,428      $489,524
Non-Cumulative preferred
 stock of the Corporation         100,000         100,000         100,000       100,000       100,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on page F-2 through F-28 under the caption "MD&A", and is incorporated herein by reference.

         Table K, "Maturity Distribution of Earning Assets", on page F-18 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information regarding the market risk of the Corporation's Investments, appears on page F-16 through F-18 under the caption "MD&A", and is incorporated herein by reference.

         The Corporation uses different techniques to measure its exposure to future changes in interest rates or interest rate risk ("IRR"). The Corporation uses simulation analysis and static gap estimates for measuring short-term IRR. Duration analysis is used to quantify the level of long-term IRR assumed, and focuses on the estimated economic value of portfolio equity, also referred to as market value of portfolio equity ("MVPE") of the Corporation; i.e., the difference between the estimated market value of financial assets less the estimated value of financial liabilities.

         Static gap analysis measures the value of asset maturing or repricing within a particular time period, and the amount of liabilities maturing or repricing in the same period. The repricing volumes typically include adjustments for anticipated future asset prepayments and for differences in sensitivity to market rates. The volume of net assets or liabilities repricing during future periods is used as one short-term indicator of IRR.

         Simulation analysis is another measurement used by the Corporation for short-term IRR and it addresses some of the deficiencies of gap analysis. It involves estimating the effect on net interest income ("NII") of one or more future interest rate scenarios as applied to the repricing of the Corporation's current assets and liabilities and the assumption of new balances. The simulation analyses are performed using a computer-based earnings simulation model and are based on various interest rate scenarios.

         Longer-term IRR is measured using duration analysis, in particular the duration of MVPE. It expresses in general terms, the sensitivity of the MVPE to changes in interest rates. The estimated MVPE is obtained from the market values of the cash flows from the Corporation's financial assets and liabilities, which are primarily payments of interest and repayments of principal. In turn, the duration of the MVPE in derived from the estimated duration of the Corporation's assets and liabilities. The sensitivity of the MVPE thus incorporates all future cash flows from NII, whereas other measures of IRR focus primarily on short-term net interest income.

         Duration measures the "average length" of a financial asset. In particular it equals the weighted average maturity of all the cash flows of a security, loan, deposit, etc., where the weights are equal to the present value of each cash flow. The present value of a cash flow occurring in the future, is its estimated market value as of a certain date. The sensitivity of the market value of an asset or liability to changes in interest rates is primarily a function of its duration. In general terms, the longer the duration of an asset or liability is, the greater is the sensitivity of its market value to interest rate changes. Since duration measures the "length" of a financial asset, it is usually expressed in terms of years or months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F-29 through F-65, and on page F-28 under the caption "Statistical Summary - Quarterly Financial Data", in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance" and "Board of Directors and Committees" including the "Nominees for Election as Directors", "Executive Officers", "Family Relationships" and "Other Relationships, Transactions and Events" of the Corporation's definitive proxy statement filed with the Securities and Exchange Commission on or about March 23, 1999 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation Program", and under the caption "Popular, Inc. Performance Graph" of the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders" and under "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation" of the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Family Relationships" and "Other Relationships, Transactions and Events" of the Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

A. The following financial statements and reports included on pages F-29 thru F-65 of the financial review section of the Corporation's Annual Report to Shareholders, have been incorporated herein by reference:

         (1)      Financial Statements:

                  Report of Independent Accountants
                  Consolidated Statements of Condition as of December 31, 1998
                    and 1997
                  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998
                  Consolidated Statements of Changes in Stockholders' Equity for
                    each of the years in the three-year period ended December 31, 1998
                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)      Exhibits

                  The exhibits listed on the Exhibits Index on page 19 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K during the quarter ended December 31, 1998.

         Dated:  October 7, 1998

         Items reported:  Item 5 - Other Events

                          Item 7 - Financial Statements and Exhibits

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              POPULAR, INC.
                                              -------------
                                              (Registrant)

                                    By:  S\RICHARD L. CARRION
                                         --------------------
                                         Richard L. Carrion
                                         Chairman of the Board, President
                                         and Chief Executive Officer
Dated:      02-11-99                     (Principal Executive Officer)
           ----------
                                    By:  S\JORGE A. JUNQUERA
                                         -------------------
                                         Jorge A. Junquera
                                         Senior Executive Vice President
Dated:      02-11-99                     (Principal Financial Officer)
           ----------

                                    By:  S\AMILCAR L. JORDAN
                                         -------------------
                                         Amilcar L. Jordan
                                         Senior Vice President
Dated:      02-11-99                     (Principal Accounting Officer)
           ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S\RICHARD L. CARRION                        Chairman of the Board,
-----------------------------               President and Chief
Richard L. Carrion                          Executive Officer            02-11-99


S\ALFONSO F. BALLESTER                      Vice Chairman of
-----------------------------               the Board                    02-11-99
Alfonso F. Ballester

S\ANTONIO LUIS FERRE                        Vice Chairman of
-----------------------------               the Board                    02-11-99
Antonio Luis Ferre

S\JUAN J. BERMUDEZ
-----------------------------               Director                     02-11-99
Juan J. Bermudez

S\FRANCISCO J. CARRERAS
-----------------------------               Director                     02-11-99
Francisco J. Carreras

S\DAVID H. CHAFEY, JR.
-----------------------------               Director                     02-11-99
David H. Chafey, Jr.

S\LUIS E. DUBON, JR.
-----------------------------               Director                     02-11-99
Luis E. Dubon, Jr.


S\HECTOR R. GONZALEZ
-----------------------------               Director                     02-11-99
Hector R. Gonzalez

S\JORGE A. JUNQUERA
-----------------------------               Director                     02-11-99
Jorge A. Junquera


-----------------------------               Director
Manuel Morales, Jr.

S\ALBERTO M. PARACCHINI
-----------------------------               Director                     02-11-99
Alberto M. Paracchini

S\FRANCISCO M. REXACH, JR.
-----------------------------               Director                     02-11-99
Francisco M. Rexach, Jr.

S\J. ADALBERTO ROIG, JR.
-----------------------------               Director                     02-11-99
J. Adalberto Roig, Jr.


-----------------------------               Director
Felix J. Serralles, Jr.


-----------------------------               Director
Julio E. Vizcarrondo, Jr.

                                 EXHIBIT INDEX

Exhibit No.                            Description                                   Footnote
-----------------------------------------------------------------------------------------------
   3.1      Restated Articles of Incorporation of Popular, Inc.                         (1)
   3.2      By laws of Popular, Inc.
   4.1      Form of certificate for common stock.
   4.3      Rights Agreement.                                                           (2)
   4.4      Indenture dated as of October 1, 1991, as supplemented by the First
            Supplemental Indenture thereto, dated February 28, 1995 and by the
            Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., Popular, Inc,. as Guarantor, and
            The First National Bank of Chicago, as Trustee.                             (3)
   4.7      Form of Certificate of 8.35% non-cumulative monthly Income Preferred
            Stock, 1994 Series A (Liquidation Preference $25.00 per share).             (4)
   4.9      Subordinated Indenture dated as of November 30, 1995,
            between Popular, Inc. and First National Bank of Chicago, as
            trustee.                                                                    (5)
   4.10     Form of Subordinated Note of Popular, Inc.                                  (6)
   4.11     Indenture dated as of February 15, 1995, as supplemented by the First
            Supplemental Indenture thereto, dated as of May 8, 1997, between
            Popular, Inc. and First National Bank of Chicago, as Trustee.               (7)
   4.14     Form of Fixed Rate Medium-Term Note of Popular, Inc.                        (8)
   4.15     Form of Floating Rate Medium-Term Note of Popular, Inc.                     (8a)
   4.16     Form of Fixed Rate Medium-Term Note, Series D, of Popular North
            America, Inc., endorsed with the guarantee of Popular, Inc.                 (8b)
   4.17     Form of Floating Rate Medium-Term Note, Series D, of Popular North
            America, Inc., endorsed with the guarantee of Popular, Inc.                 (8c)
   10.8     Annual Management Incentive Compensation Plan for certain Division
            Supervisors approved in January, 1987.
   10.8.1   Popular, Inc. Senior Executive Long-Term Incentive Plan dated
            October 6, 1994.                                                            (9)
   10.8.2   Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan
            dated April 23, 1998.
   10.9     Stock Deferment Plan for outside directors effective on August 15,
            1996.                                                                       (10)


   10.12.2  Credit Agreement dated as of October 29, 1998 among Popular, Inc.
            and Popular North America, Inc., and the lenders named therein. For an aggregate principal amount of $320,000,000. The Chase Manhattan
            Bank as Administrative agent and Chase Securities, Inc. as advisor, as manager and book manager.
   12.0     Computation of Ratio of Earnings to Fixed Charges
   13.1     Registrants Annual Report to Shareholders for the year ended December
            31, 1998
   21.1     Schedule of Subsidiaries
   23.1     Consent of Independent Auditors
   27.0     Financial Data Schedule (for SEC use only)
   99.1     Registrant's Proxy Statement for the April 27, 1999 Annual Meeting of
            Stockholders

Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc. or of any of its consolidated subsidiaries.
-------------------------

(1)      Incorporated by reference to Exhibit 3.1 of the 1997 Form 10-K.

(2) Incorporated by reference to Exhibit 1 of Registration Statement on Form 8-A, filed on August 28, 1998.

(3) Incorporated by reference to Exhibit 4 (f) of Registration Statement No. 333-26941.

(4)      Incorporated by reference to Exhibit 4.7 of the 1994 Form 10-k.

(5) Incorporated by reference to Exhibit 4(e) of Registration Statement No. 333-26941

(6) Incorporated by reference to Exhibit 4(p) on Form 8-K filed on December 13, 1995.

(7) Incorporated by reference to Exhibit 4(d) of Registration Statement No. 333-26941.

(8)      Incorporated by reference to Exhibit 4(1) of Form 8-K filed on June 11,
         1997.

(8a)     Incorporated by reference to Exhibit 4(m) of Form 8-K filed on June 11,
         1997.

(8b)     Incorporated by reference to Exhibit 4(n) of Form 8-K on June 11, 1997.

(8c)     Incorporated by reference to Exhibit 4(o) of Form 8-K filed on June 11,
         1997.

(9)      Incorporated by reference to Exhibit 10.8.1 of the 1994 Form 10-K.

(10)     Incorporated by reference to Exhibit 10.9 of the 1996 Form 10-K.

20