Form 10-Q
period 1999-03-31
POPULAR INC
filed 1999-05-17
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1999                             Commission file number    0 - 13818
                  ------------------                                                    ---------

                                  POPULAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                                66-041-6582
------------------------                                      -------------------
(State of Incorporation)                                       (I.R.S. Employer
                                                              Identification No.)

                             Popular Center Building
                        209 Munoz Rivera Avenue, Hato Rey
                           San Juan, Puerto Rico 00918
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code   (787) 765-9800
                                                   -----------------

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
                           Yes X              No
                              ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                                       135,666,663
------------------------------------                       ---------------------------------------
            (Title of Class)                               (Shares Outstanding as of May 14, 1999)

                                  POPULAR, INC.
                                      INDEX


Part I - Financial Information                                                                   Page
------------------------------                                                                   ----
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - March 31,
               1999, December 31, 1998 and March 31, 1998.                                          3

              Unaudited consolidated statements of income - Quarter
               ended March 31, 1999 and 1998.                                                       4

              Unaudited consolidated statements of comprehensive income -
               Quarter ended March 31, 1999 and 1998.                                               5

              Unaudited consolidated statements of cash flows - Quarter
               ended March 31, 1999 and 1998.                                                       6

              Notes to unaudited consolidated financial statements.                               7-17
   Item 2.  Management's discussion and analysis of financial condition
                and results of operation.                                                        18-31

   Item 3.  Quantitative and qualitative disclosures about market risk                           21-22


Part II - Other Information
---------------------------

   Item 1.  Legal proceedings                                                                      32

   Item 2.  Changes in securities - None                                                           N/A

   Item 3.  Defaults upon senior securities - None                                                 N/A

   Item 4.  Submission of matters to a vote of security holders - None                             N/A

   Item 5.  Other information                                                                      32

   Item 6.  Exhibits and reports on Form 8-K                                                       32

     ---    Signature                                                                              33

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                 MARCH 31,        December 31,         March 31,
(In thousands)                                                     1999               1998               1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $   596,116        $   667,707        $   517,003
----------------------------------------------------------------------------------------------------------------

Money market investments:
  Federal funds sold and securities and
    mortgages purchased under agreements to resell                 828,981            910,430            587,579
  Time deposits with other banks                                    36,068             37,206             46,182
  Banker's acceptances                                                 563                262                696
----------------------------------------------------------------------------------------------------------------
                                                                   865,612            947,898            634,457
----------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at                     6,544,252          7,020,396          5,906,739
  market value
Investment securities held-to-maturity, at cost                    484,958            226,134            416,773
Trading account securities, at market value                        273,467            318,727            247,735
Loans held-for-sale                                                475,081            644,159            307,382
Loans                                                           13,339,826         12,783,609         11,582,940
 Less - Unearned income                                            356,662            348,973            347,153
            Allowance for loan losses                              277,116            267,249            217,708
----------------------------------------------------------------------------------------------------------------
                   Net loans                                    12,706,048         12,167,387         11,018,079
----------------------------------------------------------------------------------------------------------------

Premises and equipment                                             432,694            424,721            377,189
Other real estate                                                   29,800             32,693             17,285
Customers' liabilities on acceptances                               21,208             15,937              1,397
Accrued income receivable                                          161,258            156,314            132,092
Other assets                                                       315,602            263,992            213,948
Intangible assets                                                  267,979            274,292            228,141
----------------------------------------------------------------------------------------------------------------
                                                               $23,174,075        $23,160,357        $20,018,220
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                        $ 2,919,926        $ 3,176,309        $ 2,492,547
   Interest bearing                                             10,656,746         10,495,905          9,513,253
----------------------------------------------------------------------------------------------------------------
                                                                13,576,672         13,672,214         12,005,800
Federal funds purchased and securities sold
  under agreements to repurchase                                 3,651,208          4,076,500          2,959,925
Other short-term borrowings                                      1,954,489          1,639,082          1,567,346
Notes payable                                                    1,521,093          1,307,160          1,304,268
Acceptances outstanding                                             21,208             15,937              1,397
Other liabilities                                                  450,411            437,760            358,246
----------------------------------------------------------------------------------------------------------------
                                                                21,175,081         21,148,653         18,196,982
----------------------------------------------------------------------------------------------------------------
Subordinated notes                                                 125,000            125,000            125,000
----------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's
  junior subordinated deferrable interest debentures
  guaranteed by the Corporation                                    150,000            150,000            150,000
----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                        19,512             27,591
----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                   100,000            100,000            100,000
 Common stock                                                      826,121            825,690            412,238
 Surplus                                                           218,635            216,795            603,445
 Retained earnings                                                 573,068            530,481            433,062
 Treasury stock-at cost                                            (39,559)           (39,559)           (39,559)
 Accumulated other comprehensive income, net
  of deferred taxes of $8,812 (December 31, 1998 - $25,101;
  March 31, 1998 - $12,841                                          26,217             75,706             37,052
----------------------------------------------------------------------------------------------------------------
                                                                 1,704,482          1,709,113          1,546,238
----------------------------------------------------------------------------------------------------------------
                                                               $23,174,075        $23,160,357        $20,018,220
================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                               Quarter ended
                                                                 March 31,

(Dollars in thousands, except per share information)        1999            1998
----------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                    $326,033        $293,217
 Money market investments                                    7,933           8,827
 Investment securities                                     105,434          90,259
 Trading account securities                                  4,795           4,065
----------------------------------------------------------------------------------
                                                           444,195         396,368
----------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                  110,823          97,330
 Short-term borrowings                                      69,374          56,248
 Long-term debt                                             27,759          30,086
----------------------------------------------------------------------------------
                                                           207,956         183,664
----------------------------------------------------------------------------------
Net interest income                                        236,239         212,704
Provision for loan losses                                   35,771          33,565
----------------------------------------------------------------------------------
Net interest income after provision for loan losses        200,468         179,139
Service charges on deposit accounts                         28,249          25,338
Other service fees                                          37,909          26,173
Gain on sale of securities                                     450             867
Trading account (loss) profit                                 (282)            669
Other operating income                                      20,731          14,904
----------------------------------------------------------------------------------
                                                           287,525         247,090
----------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
 Salaries                                                   70,157          59,293
 Profit sharing                                              6,320           5,683
 Pension and other benefits                                 19,559          18,418
----------------------------------------------------------------------------------
                                                            96,036          83,394
 Net occupancy expense                                      14,258          11,561
 Equipment expenses                                         20,734          18,028
 Other taxes                                                 8,265           7,968
 Professional fees                                          15,312          12,878
 Communications                                             10,829           8,824
 Business promotion                                         11,000           8,216
 Printing and supplies                                       4,990           4,003
 Other operating expenses                                   12,847          10,724
 Amortization of intangibles                                 7,620           6,784
----------------------------------------------------------------------------------
                                                           201,891         172,380
----------------------------------------------------------------------------------
Net loss of minority interest                                  432
----------------------------------------------------------------------------------
Income before income tax                                    86,066          74,710
Income tax                                                  22,402          19,915
----------------------------------------------------------------------------------
NET INCOME                                                $ 63,664        $ 54,795
==================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                     $ 61,577        $ 52,708
==================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)             $   0.45        $   0.39
==================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

                                                         Quarter ended
                                                           March 31,

(In thousands)                                         1999          1998
---------------------------------------------------------------------------
Net  Income                                          $ 63,664       $54,795
---------------------------------------------------------------------------
Other comprehensive income net of tax:
  Foreign currency translation adjustment                (833)
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
     during the period                                (48,508)        4,311
    Less: reclassification adjustment for gains
      included in net income, net of tax of
      $61 (1998 - $318)                                   148           605
---------------------------------------------------------------------------
   Total other comprehensive (loss) income           $(49,489)      $ 3,706
---------------------------------------------------------------------------
    Comprehensive income                             $ 14,175       $58,501
===========================================================================

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            For the Quarters ended
                                                                                  March 31,

(In thousands)                                                              1999              1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $    63,664       $    54,795
------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
    by operating activities:
     Depreciation and amortization of premises and equipment                  17,495            14,205
     Provision for loan losses                                                35,771            33,565
     Amortization of intangibles                                               7,620             6,784
     Gain on sale of investment securities available-for-sale                   (450)             (867)
     (Gain) loss on disposition of premises and equipment                        (20)               21
     Gain on sale of loans                                                    (7,877)           (4,974)
     Amortization of premiums and accretion of discounts
      on investments                                                             670               712
     Decrease (increase) in loans held-for-sale                              169,077           (42,178)
     Amortization of deferred loan fees and costs                               (509)             (196)
     Net decrease (increase) in trading securities                            45,260           (25,433)
     Net increase in interest receivable                                      (4,944)          (13,416)
     Net (increase) decrease in other assets                                 (46,951)           70,051
     Net (decrease) increase in interest payable                             (16,020)               40
     Net increase in current and deferred taxes                               32,430            12,233
     Net increase in postretirement benefit obligation                         3,195             2,161
     Net increase (decrease) in other liabilities                              1,682           (35,092)
------------------------------------------------------------------------------------------------------
Total adjustments                                                            236,429            17,616
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    300,093            72,411
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                    82,286           179,633
  Purchases of investment securities held-to-maturity                     (1,120,189)       (1,081,608)
  Maturities of investment securities held-to-maturity                     1,050,510           373,475
  Purchases of investment securities available-for-sale                   (2,056,570)       (4,835,174)
  Maturities of investment securities available-for-sale                   2,087,975         4,608,579
  Sales of investment securities available-for-sale                          194,301           264,482
  Net disbursements on loans                                                (887,509)         (307,687)
  Proceeds from sale of loans                                                315,535           155,680
  Acquisition of loan portfolios                                              (2,275)           (4,628)
  Acquisition of premises and equipment                                      (28,253)          (35,396)
  Proceeds from sale of premises and equipment                                 2,805             9,431
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (361,384)         (673,213)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (decrease) increase in deposits                                        (95,541)          216,625
  Net deposits acquired                                                                         36,297
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase                                      (425,293)          236,596
  Net increase in other short-term borrowings                                315,407           279,911
  Proceeds from issuance of notes payable                                  1,067,029           301,450
  Payments of notes payable                                                 (853,097)         (400,877)
  Dividends paid                                                             (21,077)          (16,978)
  Proceeds from issuance of common stock                                       2,272             1,630
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                          (10,300)          654,654
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                           (71,591)           53,852
Cash and due from banks at beginning of period                               667,707           463,151
------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                 $   596,116       $   517,003
======================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the U.S. and British Virgin Islands, New York, Illinois, New Jersey, Florida, California and Texas. The Corporation is also the principal shareholder of Banco Fiduciario, S.A. in the Dominican Republic with a 57% ownership interest therein. Furthermore, the Corporation is engaged in mortgage and consumer finance, lease financing, investment banking and broker/dealer activities, retail financial services and ATM processing services through its non-banking subsidiaries in Puerto Rico, the United States and Costa Rica. Refer to note 10 to the consolidated financial statements for further information on the nature of operations of the Corporation by business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results of the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective the first quarter of 1999, the Corporation adopted SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that an entity engaged in mortgage banking activities classify the mortgage-backed securities or other retained interests resulting from the securitization of mortgage loans held for sale, based on its ability and intent to sell or hold those investments, in accordance with SFAS 115. This statement did not have a material impact on the results of operations or financial position of the Corporation.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of condition measured at fair value. It also establishes unique accounting treatment for the following three different types of hedges: fair value hedges, cash flows hedges and foreign currency hedges. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the derivative instrument and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these types of hedges are included in earnings in the period of change. The Corporation will adopt this statement effective January 1, 2000. Management estimates that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of March 31, 1999, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                          March 31,
                                                                          ---------
                                                              1999                             1998
                                                              ----                             ----
                                                   Amortized         Market         Amortized        Market
                                                     Cost            Value            Cost           Value
                                                   ----------------------------------------------------------
                                                                      (In thousands)
U.S. Treasury securities (average
  maturity of 1 year and 5 months)                 $2,456,707      $2,477,732      $3,479,951      $3,498,379
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 7 years and 10 months)                2,312,930       2,289,475       1,050,998       1,051,667
Obligations of Puerto Rico, States and
  political subdivisions (average
  maturity of 8 years and 7 months)                    75,634          76,549          58,970          59,793
Collateralized mortgage obligations
  (average maturity of 21 years and 6 months)       1,140,210       1,142,019         831,877         831,826
Mortgage-backed securities (average
  maturity of 23 years and 1 month)                   348,127         355,850         396,850         403,844
Equity securities (without contractual
  maturity)                                           122,000         150,483          34,360          57,362
Others (average maturity of 4 years and
  2 months)                                            52,567          52,144           3,839           3,868
                                                   ----------------------------------------------------------
                                                   $6,508,175      $6,544,252      $5,856,845      $5,906,739
                                                   ==========================================================

Investment securities held-to-maturity:

                                                                     March 31,
                                                                     ---------
                                                           1999                        1998
                                                           ----                        ----
                                                 Amortized      Market       Amortized       Market
                                                   Cost          Value          Cost          Value
                                                 ----------------------------------------------------
                                                                     (In thousands)
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 1 month)                            $154,966      $160,819      $125,129      $125,130
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 7 years and 4 months)                          31,547        32,590        94,011        94,977
Collateralized mortgage obligations (average
  maturity of 11 years and 2 months)                25,999        26,109        52,879        52,981
Mortgage-backed securities (average
  maturity of 11 years and 8 months)                31,020        31,269        43,588        44,595
Equity securities (without contractual
  maturity)                                         88,312        88,312        76,264        76,264
Others (average maturity of 5 years
  and 7 months)                                    153,114       153,101        24,902        24,895
                                                 ----------------------------------------------------
                                                  $484,958      $492,200      $416,773      $418,842
                                                 ====================================================


The expected maturity of collateralized mortgage obligations, mortgage-backed securities and certain other securities differs from their contractual maturities because they may be subject to prepayments.

NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,738,716 (1998 - $4,329,480) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 1999, amounted to $15,664 and $78,234. There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 as of March 31, 1999 and 1998 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier I capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $154,640 of Junior Subordinated Debentures and a related accrued interest receivable of $1,073. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 135,709,287 were issued and outstanding at March 31, 1999. As of March 31, 1999, a total of 1,977,600 common shares with a total cost of $39,559 were maintained as treasury stock.

Authorized preferred stock is 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at March 31, 1999.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries (Banco Popular North America and Banco Popular, National Association (Texas)) have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries to make distributions to PNA.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $61,577 for the first quarter of 1999 (1998 - $52,708), after deducting the dividends on preferred stock. EPS are based on 135,709,287 average shares outstanding for the first quarter of 1999 (1998 - 135,435,096).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 1999, the Corporation paid interest and income taxes amounting to $233,369 and $3,636, respectively (1998 - $181,828 and $2,613). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 1999, amounted to $3,147 and $5,057, respectively (1998 - $1,790 and $8,131).

NOTE 10 - SEGMENT REPORTING

Popular, Inc. operates three major reportable segments: commercial banking, mortgage and consumer finance, and lease financing. Management has determined its reportable segments based on legal entity, which is the way that operating decisions and performance is measured. These entities have then been aggregated by products, services and markets with similar characteristics.

The Corporation's commercial banking segment includes all banking subsidiaries engaged in business in Puerto Rico and the U.S. mainland, which provide individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trusts, mortgage banking and servicing, asset management, credit cards and other financial services. These services are offered through a delivery system of branches throughout Puerto Rico, the U.S. and British Virgin Islands, New York, Illinois, California, Florida, Texas and New Jersey.

The Corporation's mortgage and consumer finance segment includes those non-banking subsidiaries whose principal activity is originating mortgage and consumer loans such as Popular Mortgage, Popular Finance and Equity One.

The Corporation's lease financing segment provides financing for vehicles and equipment through Popular Leasing and Rental, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide investment banking and broker/dealer activities, as well as those providing ATM processing services and retail financial services. It also includes the banking operations of Banco Fiduciario in the Dominican Republic.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the first quarter of 1999 and 1998.

                                               Mortgage and
                                Commercial       Consumer         Lease
                                 banking          Finance       financing        Other          Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                               March 31, 1999
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            $   202,243      $   21,170      $ 10,696      $     2,143       $       (13)      $   236,239
Provision for loan losses           27,036           6,106         2,629                0                 0            35,771
Other income                        57,929          13,909         5,050           11,567            (1,398)           87,057
Amortization expense                 7,062              84           189              285                 0             7,620
Depreciation expense                13,562             375         2,246            1,312                 0            17,495
Other operating expense,
 net of minority interest          141,778          17,009         5,558           12,117              (118)          176,344
Income tax                          16,250           4,246         1,937              294              (325)           22,402
-----------------------------------------------------------------------------------------------------------------------------
   Net income                  $    54,484      $    7,259      $  3,187      $      (298)      $      (968)      $    63,664
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $19,812,764      $1,760,856      $695,302      $ 5,621,060       $(4,715,907)      $23,174,075
-----------------------------------------------------------------------------------------------------------------------------


                                               Mortgage and
                                Commercial       Consumer         Lease
                                 banking          Finance       financing        Other          Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                               March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            $   182,838      $   20,655      $ 10,161      $      (933)      $       (17)      $   212,704
Provision for loan losses           25,535           5,151         2,879                0                 0            33,565
Other income                        51,947           6,513         4,814            4,738               (61)           67,951
Amortization expense                 6,244             250           320              (30)                0             6,784
Depreciation expense                11,566             339         2,282               18                 0            14,205
Other operating expense            130,535          12,612         5,368            2,998              (122)          151,391
Income tax                          15,477           3,440         1,549             (568)               17            19,915
-----------------------------------------------------------------------------------------------------------------------------
   Net income                  $    45,428      $    5,376      $  2,577      $     1,387       $        27       $    54,795
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $17,555,655      $1,556,456      $647,467      $ 3,998,271       $(3,739,629)      $20,018,220
-----------------------------------------------------------------------------------------------------------------------------


GEOGRAPHIC INFORMATION

                                            March 31,            March 31,
                                              1999                 1998
--------------------------------------------------------------------------
                                                   (In thousands)
Revenues*:
Puerto Rico                                 $370,734             $343,315
United States                                131,210              108,341
Other                                         29,308               12,663
--------------------------------------------------------------------------
Total consolidated revenues                 $531,252             $464,319
--------------------------------------------------------------------------

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit
   (loss), and other income.

                                           MARCH 31,         March 31,
                                             1999              1998
---------------------------------------------------------------------
                                                 (IN THOUSANDS)
Selected Balance Sheet Information:
Puerto Rico
    Total assets                         $16,693,266      $14,799,930
    Loans                                  8,158,015        7,377,247
    Deposits                               9,427,049        8,631,686
United States
    Total assets                         $ 5,587,988      $ 4,635,153
    Loans                                  4,674,741        3,763,801
    Deposits                               3,365,559        2,865,107
Other
    Total assets                         $   892,821      $   583,137
    Loans                                    625,489          402,121
    Deposits                                 784,064          509,007


NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, Banco Fiduciario, S.A. and Popular North America, Inc., including Popular Holdings USA, Inc. and its subsidiaries; Banco Popular North America and Banco Popular, National Association (Texas); Popular Cash Express, Inc. and Equity One, Inc. (second-tier subsidiaries), as of February 28, 1999 and 1998, and the results of their operations for the quarters then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999 First State Bank of Southern California, The Bronson-Gore Bank In Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries that were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA. Banco Popular, National Association (Texas) is expected to be merged into BPNA later during 1999 to complete the reorganization. The financial statements for 1998, presented below, were restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PIB, other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PIB which are guaranteed by the Corporation.

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)


                                                             February 28,
                                                             ------------
                                                         1999            1998
                                                         ----            ----
Assets:
  Cash                                                $  215,652      $  136,111
  Money market investments                               107,219          62,362
  Investment securities                                  438,335         456,810

  Loans                                                4,999,610       3,721,449
     Less:  Unearned income                               70,632          56,763
            Allowance for loan losses                     94,300          46,741
                                                      --------------------------
                                                       4,834,678       3,617,945
  Other assets                                           294,701         142,603
  Intangible assets                                      148,073          92,016
                                                      --------------------------

    Total assets                                      $6,038,658      $4,507,847
                                                      ==========================

Liabilities and Stockholder's Equity:
  Deposits                                            $3,657,803      $2,812,382
  Short-term borrowings                                  716,484         425,403
  Notes payable                                          862,820         648,173
  Other liabilities                                       89,438          51,501
  Preferred beneficial interest in Popular North
    America's junior subordinated deferrable
    interest debentures guaranteed by the
    Corporation                                          150,000         150,000
  Minority interest in consolidated subsidiary            19,512               0
  Stockholder's equity                                   542,601         420,388
                                                      --------------------------

    Total liabilities and stockholder's equity        $6,038,658      $4,507,847
                                                      ==========================

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                      Quarter ended
                                       February 28,
                                      -------------
                                    1999         1998
                                  --------      -------
Income:

   Interest and fees              $122,534      $95,078
   Other income                     26,741       13,688
                                  --------      -------

      Total income                 149,275      108,766
                                  --------      -------

Expenses:

   Interest expense                 63,462       46,619
   Provision for loan losses         9,595       10,411
   Operating expenses               68,425       44,046
                                  --------      -------

      Total expenses               141,482      101,076
                                  --------      -------

Income before income tax             7,793        7,690
Income tax                           4,120        2,820
                                  --------      -------

      Net income                  $  3,673      $ 4,870
                                  ========      =======

NOTE 12 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc. and Popular Holdings USA, and its wholly-owned subsidiaries; Banco Popular North America and Banco Popular, National Association (Texas) as of February 28, 1999 and 1998, and the results of their operations for the quarters then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999 First State Bank of Southern California, The Bronson-Gore Bank In Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries that were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA, Banco Popular, National Association (Texas) is expected to be merged into BPNA later during 1999 to complete the reorganization. The financial statements for 1998, presented below, were restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

Popular, Inc. has not presented separate financial statements and any other disclosures concerning PNA, other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PNA which are guaranteed by the Corporation.

                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                February 28,
                                                                ------------
                                                            1999            1998
                                                         ----------      ----------
Assets:

  Cash                                                   $  160,111      $  135,800
  Money market investments                                   75,692          60,491
  Investment securities                                     400,536         436,714

  Loans                                                   4,745,373       3,721,449
    Less: Unearned income                                    70,632          56,763
          Allowance for loan losses                          69,578          46,741
                                                         ----------      ----------
                                                          4,605,163       3,617,945
  Other assets                                              205,578         139,591
  Intangible assets                                         145,053          92,016
                                                         ----------      ----------

       Total assets                                      $5,592,133      $4,482,557
                                                         ==========      ==========

Liabilities and Stockholder's Equity:

  Deposits                                               $3,365,559      $2,812,382
  Short-term borrowings                                     683,306         405,203
  Notes payable                                             823,274         648,173
  Other liabilities                                          59,763          51,201
  Preferred beneficial interest in Popular North
   America's junior subordinated deferrable
   interest debentures guaranteed by the
   Corporation                                              150,000         150,000
  Stockholder's equity                                      510,231         415,598
                                                         ----------      ----------

         Total liabilities and stockholder's equity      $5,592,133      $4,482,557
                                                         ==========      ==========

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                     Quarter ended
                                      February 28,
                                     -------------
                                   1999         1998
                                 --------      -------
Income:

  Interest and fees              $107,853      $ 94,817
  Other income                     23,406        13,878
                                 --------      --------

     Total income                 131,259       108,695
                                 --------      --------

Expenses:

  Interest expense                 51,523        46,397
  Provision for loan losses         9,595        10,411
  Operating expenses               61,300        43,860
                                 --------      --------

       Total expenses             122,418       100,668
                                 --------      --------

   Income before income tax         8,841         8,027
   Income tax                       4,477         2,820
                                 --------      --------

       Net income                $  4,364      $  5,207
                                 ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE A
FINANCIAL HIGHLIGHTS

                                      ------------------------------------------------------------------------------------------
                                                    AT MARCH 31,                               AVERAGE FOR THE QUARTER
                                      ------------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                  1999           1998          Change            1999            1998         Change
(In thousands)
--------------------------------------------------------------------------------------------------------------------------------
Money market investments              $   865,612     $   634,457     $  231,155     $   968,845     $   700,123     $  268,722
Investment and trading securities       7,302,677       6,571,247        731,430       7,361,873       6,174,230      1,187,643
Loans                                  13,458,245      11,543,169      1,915,076      13,211,405      11,466,638      1,744,767
Total assets                           23,174,075      20,018,220      3,155,855      22,695,779      19,485,912      3,209,867
Deposits                               13,576,672      12,005,800      1,570,872      13,578,244      11,805,324      1,772,920
Borrowings                              7,401,790       6,106,539      1,295,251       7,021,406       5,871,602      1,149,804
Stockholders' equity                    1,704,482       1,546,238        158,244       1,659,015       1,492,184        166,831
-------------------------------------------------------------------------------------------------------------------------------


                                                               FIRST QUARTER
                                                    -----------------------------------
OPERATING HIGHLIGHTS                                     1999       1998      Change
(In thousands, except per share information)
---------------------------------------------------------------------------------------
Net interest income                                  $236,239     $212,704     $23,535
Provision for loan losses                              35,771       33,565       2,206
Fees and other income                                  87,057       67,951      19,106
Other expenses, net of minority                       223,861      192,295      31,566
interest
Net income                                           $ 63,664     $ 54,795     $ 8,869
Net income applicable to common                      $ 61,577     $ 52,708     $ 8,869
stock
Earnings per common share                                0.45         0.39        0.06

-------------------------------------------------------------------------------


                                                    FIRST QUARTER
SELECTED STATISTICAL                            ----------------------
INFORMATION                                        1999       1998
----------------------------------------------------------------------
COMMON STOCK DATA- Market price
                    High                        $   37.88   $   29.34
                    Low                             30.88       23.03
                    End                             30.88       29.34
                    Book value at period ended      11.82       10.68
                    Dividend declared                0.14        0.11
                    Dividend payout ratio           30.84%      28.25%
                    Price/earnings ratio            18.06X      19.18x


-------------------------------------------------------------------------------

PROFITABILITY RATIOS-    Return on assets                                 1.14%      1.14%
                         Return on common equity                         16.03      15.36
                         Net interest spread (taxable equivalent)         3.89       4.15
                         Net interest yield (taxable equivalent)          4.77       5.00
                         Effective tax rate                              26.16      26.66
                         Overhead ratio                                  48.61      49.10

-------------------------------------------------------------------------------


CAPITALIZATION RATIOS- Equity to assets                               7.31%      7.66%
                       Tangible equity to assets                      6.19       6.56
                       Equity to loans                               12.56      13.01
                       Internal capital generation                   10.27      10.14
                       Tier I capital to risk-adjusted assets        10.73      12.17
                       Total capital to risk-adjusted assets         12.98      14.54
                       Leverage ratio                                 6.69       7.11




-------------------------------------------------------------------------------
NOTE: All common stock data has been adjusted to reflect the stock split effected in the form of a dividend on July 1, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a diversified bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

- Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA), Banco Popular, National Association (Texas) and Banco Fiduciario, S.A. (BF)

-      Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing,
       U.S.A.

- Mortgage and Consumer Finance - Popular Mortgage, Inc., Equity One, Inc. and Popular Finance, Inc.

-      Broker / dealer - Popular Securities Incorporated

-      ATM Processing Services - ATH Costa Rica

-      Retail Financial Services - Popular Cash Express, Inc.

NET INCOME

Net income for the first quarter of 1999 was $63.7 million as compared with $54.8 million reported for the same quarter of 1998 and $62.5 million during the last quarter of 1998. Earnings per common share (EPS) for the first quarter of 1999 were $0.45, based on 135,709,287 average shares outstanding, or 15.4% higher than $0.39 for the first quarter of 1998, based on 135,435,096 average shares outstanding. EPS for the last quarter of 1998 were $0.44, based on 135,637,327 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 1999 were 1.14% and 16.03%, respectively, compared with 1.14% and 15.36% for the same period in 1998 and 1.13% and 15.84% for the fourth quarter of 1998.

The rise in the Corporation's net income for the first quarter of 1999, when compared with the same period a year ago, was driven by an increase of $23.5 million in net interest income and $19.1 million in other revenues. These increases were partially offset by rises of $29.5 million in operating expenses, $2.2 million in the provision for loan losses and $2.5 million in income taxes.

NET INTEREST INCOME

Net interest income for the first quarter of 1999 grew to $236.2 million, compared with $212.7 million reported in the same period of 1998 and $230.9 million for the fourth quarter of 1998. On a taxable equivalent basis, net interest income increased to $256.1 million from $228.0 million reported for the first quarter of 1998.

The increase of $28.1 million in net interest income on a taxable equivalent basis was driven by a $34.2 million increase attributable to a higher volume of earning assets, partially offset by a decrease of $6.1 million due to lower yields.

For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates. Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the first quarter of 1999, as compared with the same quarter in 1998.

The increase of $3.2 billion in average earning assets was primarily related to the increase in loans, which accounted for $1.7 billion of the total increase. As seen in Table B, the commercial and mortgage portfolios reflected the major growth, due to the sustained business expansion of the Corporation and greater marketing efforts, both in Puerto Rico and the U.S. mainland. Also the acquisitions made by the Corporation in California, Illinois and the Dominican Republic during the second half of 1998, accounted for part of the increase in average loans. Total loans at December 31, 1998, amounted to $13.1 million.

The increase in investment securities, when compared with the first quarter of 1998, mostly relates to an attractive environment for investments and arbitrage activities, which has driven the Corporation to invest in mortgage-backed securities, which carry a higher return, and U.S. government obligations. The income derived from the latter is exempt for income tax purposes in Puerto Rico.

The average yield on earning assets, on a taxable equivalent basis, decreased to 8.68% for the first quarter of 1999, primarily due to a lower yield on loans by 36 basis points when compared with the first quarter in 1998, as a result of a lower interest rate scenario, a strong competitive environment and a higher proportion of investment securities within the Corporation's earning assets portfolio.

The rise in average interest bearing liabilities for the quarter ended March 31, 1999, as compared with the same quarter in 1998, was mostly reflected in average short-term borrowings and interest bearing deposits, mainly savings and certificates of deposits. The rise in short-term borrowings was mostly related to investment and loan growth. The increase in deposits was partially attributed to funds that entered into the banking system in Puerto Rico as a result of payments by insurance companies and federal government agencies for claims after hurricane Georges hit the island in September 1998. Also, the operations acquired during the second half of 1998, had $484 million in interest bearing deposits at their respective acquisition dates. Interest bearing liabilities at December 31, 1998, amounted to $17.8 billion.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
QUARTER ENDED ON MARCH 31,



         Average Volume               Average Yields
-------------------------------------------------------------
   1999      1998   Variance      1999       1998    Variance
-------------------------------------------------------------
          $(in millions)
$   969   $   700   $   269       3.32%      5.11%      (1.79)%    Money market investments
  7,044     5,914     1,130       7.05       7.06       (0.01)     Investment securities
    318       260        58       6.51       6.82       (0.31)     Trading
-------------------------------------------------------------
  8,331     6,874     1,457       6.59       6.85       (0.26)
-------------------------------------------------------------
                                                                   Loans:
  6,113     4,939     1,174       9.13       9.37       (0.24)        Commercial
    621       589        32      13.10      13.10          --         Leasing
  3,318     2,871       447       8.14       8.72       (0.58)        Mortgage
  3,159     3,068        91      13.02      12.99       (0.03)        Consumer
-------------------------------------------------------------
 13,211    11,467     1,744      10.00      10.36       (0.36)
-------------------------------------------------------------
$21,542   $18,341   $ 3,201       8.68%      9.05%      (0.37)%     TOTAL EARNING ASSETS
=============================================================
                                                                    Interest bearing deposits:
$ 1,673   $ 1,379   $   294       3.16%      3.35%      (0.19)%       NOW and money market
  4,104     3,641       463       2.93       3.08       (0.15)        Savings
  4,808     4,291       517       5.75       5.51        0.24         Time deposits
-------------------------------------------------------------
 10,585     9,311     1,274       4.25       4.24        0.01
-------------------------------------------------------------
  5,383     4,090     1,293       5.23       5.58       (0.35)        Short-term borrowings
  1,639     1,781      (142)      6.85       6.83        0.02         Medium and long-term debt
-------------------------------------------------------------

 17,607    15,182     2,425       4.79       4.90       (0.11)        TOTAL INTEREST-BEARING
                                                                        LIABILITIES
    2,993   2,494       499                                           Demand deposits
      942     665       277                                           Other sources of funds
-------------------------------------------------------------
  $21,542 $18,341    $3,201       3.91%      4.05%      (0.14)%
=============================================================
                                  4.77%      5.00%      (0.23)%       NET INTEREST MARGIN AND
                               ==============================
                                                                       NET INTEREST INCOME

                                  3.89%      4.15%      (0.26)%       NET INTEREST SPREAD
                               ==============================
                                                                      Taxable equivalent adjustment

                                                                      Net interest income




                                                                            Variance
                                               Interest                  Attributable to
                                    ------------------------------------------------------
                                      1999       1998     Variance       Rate      Volume
                                    ------------------------------------------------------
                                                  (in  thousands)

Money market investments            $  7,932   $  8,826   $   (894)   $ (3,709)   $  2,815
Investment securities                123,348    103,544     19,804         531      19,273
Trading                                5,105      4,374        731        (206)        937
                                    ------------------------------------------------------
                                     136,385    116,744     19,641      (3,384)     23,025
                                    ------------------------------------------------------
Loans:
   Commercial                        137,552    114,072     23,480      (3,018)     26,498
   Leasing                            20,357     19,273      1,084          --       1,084
   Mortgage                           67,478     62,588      4,890      (4,387)      9,277
   Consumer                          102,329     99,038      3,291        (326)      3,617
                                    ------------------------------------------------------
                                     327,716    294,971     32,745      (7,731)     40,476
                                    ------------------------------------------------------
 TOTAL EARNING ASSETS               $464,101   $411,715   $ 52,386    $(11,115)   $ 63,501
                                    ======================================================
 Interest bearing deposits:
   NOW and money market             $ 13,036   $ 11,399   $  1,637    $   (675)   $  2,312
   Savings                            29,626     27,654      1,972        (993)      2,965
   Time deposits                      68,161     58,277      9,884        (673)     10,557
                                    ------------------------------------------------------
                                     110,823     97,330     13,493      (2,341)     15,834
                                    ------------------------------------------------------
   Short-term borrowings              69,374     56,247     13,127      (2,727)     15,854
   Medium and long-term debt          27,759     30,086     (2,327)         12      (2,339)
                                    ------------------------------------------------------
   TOTAL INTEREST-BEARING            207,956    183,663     24,293      (5,056)     29,349
     LIABILITIES
   Demand deposits

   Other sources of funds
                                    ------------------------------------------------------



   NET INTEREST MARGIN AND

    NET INTEREST INCOME             256,145    228,052     28,093    $ (6,059)   $ 34,152
                                                                     ====================
   NET INTEREST SPREAD

   Taxable equivalent adjustment     19,906     15,348      4,558
                                   ------------------------------
   Net interest income             $236,239   $212,704   $ 23,535
                                   ==============================


Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

-------------------------------------------------------------------------------

The average cost of interest bearing liabilities decreased 11 basis points when compared with the same quarter in 1998. The decrease is mostly attributed to the lower interest rate scenario that prevailed during the first three months of 1999 as compared with the same quarter of 1998.

The decrease in the yield on earning assets, particularly in the loan portfolio, together with a higher volume of investment funded with short-term borrowings caused the net interest yield, on a taxable equivalent basis, to decrease 23 basis points this quarter compared with the first quarter of 1998.

MARKET RISK

Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market or price changes. The Corporation's primary market risk exposure is that to interest rates, as primarily interest rate volatility and its impact on the repricing of assets and liabilities affect the net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

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

Sensitivity is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are run using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking choices are only estimates and may be different from what actually may occur in the future.

Based on the results of the sensitivity analysis as of March 31, 1999, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $63 thousand decrease and the change for the same period utilizing a hypothetical declining rate scenario was an increase of $1 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In the course of its business, the Corporation occasionally enters into foreign exchange transactions. These transactions are executed as an intermediary primarily for its commercial and retail clients, and any foreign exchange positions assumed by the Corporation as a result are offset in the currency markets. Management therefore believes that the market risk assumed by the Corporation in its foreign currency transactions is not significant.

The Corporation is the largest shareholder of BF, a commercial banking institution in the Dominican Republic, with a 57% ownership interest. Most of BF's business is conducted in Dominican `pesos' (DR$). Local (DR) regulations limit the ability of BF to assume unhedged foreign currency positions. The value of the Corporation's investment in BF may be affected prospectively by fluctuations in future exchange rates between the DR$ and US$. However, management does not expect future fluctuations between these two currencies to affect materially the value of the Corporation's investment in BF.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1999 was $35.8 million, exceeding by $2.2 million the amount recorded for the same period of 1998. During the fourth quarter of 1998 the provision amounted to $35.5 million. The elements considered for the increase in the provision for loan losses were the growth of $1.9 billion in the Corporation's loan portfolio from March 31, 1998 to the same date this year, an increase in non-performing assets and the Corporation's objective of strengthening its reserve level.

As shown in Table C, net charge-offs for the first quarter of 1999 amounted to $25.9 million, a decrease of $1.6 million or 5.8%, compared with $27.5 million recorded in the same period of 1998. Net charge-offs for the quarter ended December 31, 1998 totaled $30.6 million. Net charge-offs represented 0.78% of average loans for the quarter ended March 31, 1999, compared with 0.96% for the same period in 1998 and 0.95% for the year ended December 31, 1998.

TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS


                                                     FIRST QUARTER
(Dollars in thousands)                          1999           1998
---------------------------------------------------------------------
Balance at beginning of period                $267,249       $211,651
Provision for loan losses                       35,771         33,565
                                              -----------------------
                                               303,020        245,216
                                              -----------------------
Losses charged to the allowance:
   Commercial                                   11,296          9,991
   Construction                                    500            125
   Lease financing                               5,846          6,185
   Mortgage                                        943            492
   Consumer                                     20,572         22,480
                                              -----------------------
                                                39,157         39,273
                                              -----------------------
Recoveries:
   Commercial                                    2,972          4,040
   Construction                                      2             40
   Lease financing                               3,918          3,746
   Mortgage                                        294            119
   Consumer                                      6,067          3,820
                                              -----------------------
                                                13,253         11,765
                                              -----------------------

Net loans charged-off (recovered):
   Commercial                                    8,324          5,951
   Construction                                    498             85
   Lease financing                               1,928          2,439
   Mortgage                                        649            373
   Consumer                                     14,505         18,660
                                              -----------------------

                                                25,904         27,508
                                              -----------------------

Balance at end of period                      $277,116       $217,708
                                              =======================

Ratios:
   Allowance for losses to loans                  2.06%          1.89%
   Allowance to non-performing assets            92.81         102.04
   Allowance to non-performing loans            103.10         111.03
   Non-performing assets to loans                 2.22           1.85
   Non-performing assets to total assets          1.29           1.07
   Net charge-offs to average loans               0.78           0.96
   Provision to net charge-offs                   1.38X          1.22x
   Net charge-offs earnings coverage              4.70           3.94

As shown above, lower net losses were principally in the consumer and lease financing portfolios, indicative of general market trends as the number of bankruptcy filings has begun to decline during the beginning of 1999, after setting breaking record highs during 1998, and to higher recoveries resulting from continuous collection efforts. Consumer loans net charge-offs represented 1.84% of average consumer loans for the quarter ended March 31, 1999, compared with 2.43% for the same quarter last year.

On the other hand, commercial loans net charge-offs increased $2.4 million for the quarter ended March 31, 1999, when compared with the same quarter of 1998. Commercial loans net charge-offs, including construction loans, represented 0.58% of average commercial loans for the quarter ended March 31, 1999, compared with 0.49% for the same quarter last year. This increase is mostly related to the growth in the commercial loan portfolio experienced since March 31, 1998, as further explained in the Balance Sheet Comments section.

The allowance for credit losses is maintained at a level considered appropriate by management based on its estimate of losses inherent in the loan portfolio. The methodology established for the evaluation of the adequacy of the allowance for loan losses includes portfolio risk characteristics, prior loss experience, results of periodic credit reviews, current and anticipated economic conditions, as well as loan impairment measurement.

The allowance for loan losses increased to $277 million or 2.06% of loans at the end of March 31, 1999, compared with $218 million or 1.89% one year earlier, and $267 million or 2.04% at December 31, 1998. Besides the factors explained above for the increase in the provision for loan losses, the rise in the allowance coverage ratio was also the result of the inclusion of BF, which has a higher ratio of allowance to cover potential losses, as it is considered a higher risk portfolio.

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

The recorded investment in impaired loans at March 31, 1999 was $173 million, an increase of $51 million from March 31, 1998. The related valuation allowance (as calculated under SFAS 114) on impaired loans at March 31, 1999, was $36.6 million compared with $22.3 million at the same date in 1998. Average impaired loans during the first quarter of 1999 and 1998 were $171 million and $122 million, respectively. The Corporation recognized interest income on impaired loans of $1.8 million and $1.2 million, respectively, for the quarters ended March 31, 1999 and 1998.

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

Although the Corporation experienced decreases in net charge-off levels in the first quarter of 1999, non-performing assets as a percentage of total loans increased when compared with the same period in 1998. Non-performing assets as a percentage of total loans increased to 2.22% as of March 31, 1999, compared with 1.85% at the same date in 1998. Table D shows information on non-performing assets as of March 31, 1999,

December 31, 1998 and March 31, 1998. All loan categories reflected increases as compared with March 31, 1998. Compared with balances at December 31, 1998, only non-performing commercial and mortgage loans reflected increases of $5.8 million and $0.9 million, respectively. These increases were mostly related to the growth in the loan portfolios.

TABLE D
NON-PERFORMING ASSETS



---------------------------------------------------------------------------------------
                                            MARCH 31,        December 31,     March 31,
                                               1999             1998             1998
---------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, construction, industrial
   and agricultural                         $148,334         $142,515         $109,150
Lease financing                                4,481            4,937            2,627
Mortgage                                      69,419           68,527           52,841
Consumer                                      46,555           46,626           31,463
Renegotiated accruing loans                                       578
Other real estate                             29,800           32,693           17,285
                                            ------------------------------------------

                 Total                      $298,589         $295,876         $213,366
                                            ==========================================

Accruing loans past-due
  90 days or more                           $ 24,712         $ 24,426         $ 22,425
                                            ==========================================

Non-performing assets to loans                  2.22%            2.26%            1.85%
Non-performing assets to assets                 1.29             1.28             1.07

The increase of $85.2 million in non-performing assets from March 31, 1998, was due in part to the inclusion of $33.5 million of non-performing assets of BF, acquired in the second half of 1998. Non-performing commercial loans increased $39.2 million as compared with March 31, 1998, after including $19.5 million of non-performing assets of BF. Also, the banking operation in Puerto Rico and the U.S. Virgin Islands reflected an increase of $13.5 million, mostly as a result of the growth in their loan portfolio. Non-performing mortgage loans increased $16.6 million, principally due to a rise of $5.0 million in non-performing mortgage loans at Equity One. Non-performing consumer loans increased $15.1 million, mostly as a result of the inclusion of $7.2 million of non-performing consumer loans of BF and the large volume of personal bankruptcy filings during 1998. Due to the higher risk nature of BF's loan portfolio, the non-performing assets of this banking subsidiary were substantially reserved at the end of 1998 and March 31, 1999.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at March 31, 1999, would have been $226 million or 1.68% of loans, and the allowance for loan losses would have been 1.22% of non-performing assets. At March 31, 1998 and December 31, 1998, adjusted non-performing assets would have been $160 million and $227 million, respectively, or 1.39% and 1.73% of loans.

OTHER OPERATING INCOME

Total non-interest income, including securities and trading gains, amounted to $87.1 million for the first quarter of 1999, compared with $68.0 million for the same quarter in 1998, an increase of $19.1 million or 28.1%. This rise was driven by increases of $11.7 million in other service fees, $5.8 million in other operating income and $2.9 million in service charges on deposit accounts, partially offset by a decrease of $1.3 million in gain on sale of securities and trading account profit.

The increase in service charges on deposits accounts, compared with the first quarter of 1998, reflects higher transaction volume and account activity mainly driven by the acquisitions made after March 31, 1998, and the Corporation's growth.

Other service fees rose to $37.9 million for the first quarter of 1999, from $26.2 million for the same quarter of the previous year. As shown in Table E, the increase in other service fees was mainly due to higher credit card fees and discounts, check cashing fees, debit card fees, and fees from the sale and administration of investment products. The increase in credit card fees and discounts was driven by the rise of 32.2% in credit card net sales and a growth of 25.8% in the number of credit card active accounts. The launching of the new Banco Popular American Express card in Puerto Rico in August 1998 was critical to this growth. Check cashing fees increased $2.1 million as a result of the expansion of the Corporation's retail financial services subsidiary, and debit card fees rose $1.3 million, reflecting the increasing trend of new merchants, point of sale (POS) terminals and transactions. There was a sustained growth in the number of activated debit cards and in the volume of transactions at point-of-sale (POS) terminals, which increased from a monthly volume of approximately 3.6 million in March 1998 to 4.6 million a year later. In addition, fees related to the sale and administration of investment products rose $1.7 million, mostly as a result of the issuance of a mutual fund during the first quarter of 1999, through the Corporation's broker/dealer subsidiary.

Other operating income increased $5.8 million, from $14.9 million for the first quarter of 1998 to $20.7 million for the same period in 1999. This increase resulted mainly from a loan securitization of $125 million at Equity One, which resulted in a pre-tax gain of $3.2 million, and higher gains on sale of mortgage loans.

During the first three months of 1999, the Corporation realized net gains on sale of securities and trading transactions amounting to $0.2 million, compared with gains of $1.5 million in the first quarter of 1998. The net gain in 1999 resulted from a $0.5 million gain on sale of securities, partially offset by a $0.3 million loss in the trading account.

TABLE E
OTHER OPERATING INCOME


                                                                      First Quarter
-------------------------------------------------------------------------------------------------
                                                             1999            1998          Change
-------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts                        $28,249        $25,338         $2,911

Other service fees:
   Credit cards fees and discounts                          12,136          8,067          4,069
   Credit life insurance fees                                2,173          2,066            107
   Debit card fees                                           5,434          4,112          1,322
   Sale and administration of investment
     Products                                                4,498          2,778          1,720
   Mortgage servicing fees, net of
     Amortization                                            3,022          2,392            630
   Trust fees                                                2,459          2,000            459
   Check cashing fees                                        2,202            113          2,089
   Other fees                                                5,985          4,645          1,340
                                                           -------------------------------------
      Subtotal                                              37,909         26,173         11,736
                                                           -------------------------------------
 Other income                                               20,731         14,904          5,827
                                                           -------------------------------------
      Total                                                $86,889        $66,415        $20,474
                                                           =====================================

OPERATING EXPENSES

Operating expenses for the first quarter of 1999 were $201.9 million compared with $172.4 million for the same quarter in 1998, an increase of $29.5 million, principally reflecting higher personnel costs, business promotion, equipment expenses, net occupancy expenses and professional fees.

Personnel costs, the largest category of operating expenses, totaled $96.0 million for the first three months of 1999, compared with $83.4 million for the same period in 1998, an increase of $12.6 million or 15.2%. Salaries accounted for the largest portion of the increase in personnel costs, rising $10.9 million or 18.3% when compared with $59.3 million in 1998. The increase in salaries is mostly related to the growth of the Corporation through the acquisitions performed in the U.S. mainland and the Dominican Republic during the second half of 1998, the expansion of its operations and annual merit increases. Full-time equivalent employees (FTE) amounted to 10,616 at the end of this quarter, up 1,654 from 8,962 FTEs at the same date in 1998. Pension and other benefits rose $1.1 million reflecting the impact of the increase in salaries, while profit sharing rose $0.6 million compared with the first quarter of 1998.

Other operating expenses, excluding personnel costs, increased $16.9 million, reaching $105.9 million for the first quarter of 1999, compared with $89.0 million for the same period in 1998. The increase in other operating expenses was mostly in business promotion, which grew $2.8 million, mostly as a result of the institutional campaign in the continental U.S. and the promotional efforts related to the credit card program in the U.S. Also, there were expenses related to the new television and newspaper campaign of Popular Mortgage in Puerto Rico, after its merger with the mortgage origination department of BPPR during 1998. Equipment expenses rose $2.7 million mostly due to the investment needed to support the growth of the Corporation's business activity and geographical expansion, including costs related to the expansion of the electronic payment system and new technology. During the first quarter of 1999, the Corporation increased its automated teller machine (ATM) network by 89 and 2,241 additional POS terminals were connected in order to expand the electronic delivery capabilities, when compared with the same period in 1998. In addition, there were higher expenses related to equipment and software upgrades. Net occupancy expenses increased $2.7 million mostly as a result of the Corporation's growth and expansion. The increase in professional fees of $2.4 million mainly resulted from higher legal and consulting fees for business expansion.

Income tax expense rose $2.5 million from $19.9 million in the first quarter of 1998, to $22.4 million in the same quarter this year, primarily as a result of the growth in pre-tax earnings. The effective tax rate for the first quarter of 1999 was 26.2% compared with 26.7% for the same period in 1998.

IMPACT OF THE YEAR 2000 ISSUE

The Corporation, under the direction of the Year 2000 Office, has been actively engaged in modifying, converting, and testing its computer systems and date-sensitive operating equipment. It is also working with customers and business partners to ascertain their progress toward Year 2000 compliance. Internal auditors of the Corporation are verifying and validating the work done in this important project, which has been classified as the top priority of the Corporation for 1999.

A four phase action plan is being used to drive the activities related with the information technology components (in-house processed core applications; data processing center computers, software and equipment; networks and communication backbones; decentralized managed applications; personal computers with their corresponding software) and date-sensitive operating equipment as explained below:

ASSESSMENT     - identification of the components that may be impacted by the arrival of the new century. Determination of resources needed, time frame and sequencing of the Year 2000 efforts,

RENOVATION     - modification, conversion, replacement or elimination of
                 components not Year 2000 ready,

VALIDATION     - testing and verification of the components by simulating data conditions for the Year 2000,

IMPLEMENTATION - installation of renovated components into production.

INFORMATION TECHNOLOGY

As of March 31, 1999, the information technology action plan was 87% completed, which is in line with our 89% projection. Following is a summarized report of actual results by phase, including both mission critical and non-mission critical systems, and what is expected to be achieved during the next quarters.


                              Actual                         Projected
                           ------------    ------------- ---------------- ---------------
                             3/31/99         3/31/99          6/30/99       9/30/99
                           ------------    ------------- ---------------- ---------------
      Assessment               99%            100%              xxxxx         xxxxxx
      Renovation               92%             95%              100%          xxxxxx
      Validation               83%             85%              100%          xxxxxx
      Implementation           78%             77%               99%          100%

The expected completion dates are based on assumptions of future events considering the continued availability of resources and the completion of work by third parties. Even though the Corporation feels that its current state of readiness is adequate there is no guarantee that these estimates will be achieved.

The renovation and validation phases of mission-critical systems (those that will have a significant adverse impact on the institution's operations and financial condition) were 99% and 90% completed, respectively, as of March 31, 1999. The validation phase of the mission critical systems is scheduled to be completed by June 30, 1999.

NON-INFORMATION TECHNOLOGY

The action plan of date-sensitive operating equipment, including specialized banking equipment such as ATMs, statement rendering and check processing machines, was 92% completed as of March 31, 1999.

Significant third parties with which the Corporation interfaces with regard to the Year 2000 problem include customers and business partners (counterparties, technology vendors, service providers, payment and clearing systems, utilities, etc.). Unreadiness by these third parties would expose the Corporation to a potential loss, through impairment of business processes and activities.

The Corporation has assessed and is already monitoring the progress of customers in their efforts to become Year 2000 compliant and the possible effects of their inability to become Year 2000 compliant. Also, the Corporation has assessed and is monitoring and testing the progress of its business partners and counterparties to determine whether they will be able to successfully interact with the Corporation in the Year 2000.

For the Corporation's operations in the United States, which are highly dependable on processing service bureaus, several steps have been undertaken to reduce the exposure. Officers of the Corporation have an active participation in the client advisory board of the main business partner, which has contracted an external entity to conduct independent quarterly reviews of the Year 2000 action plan. Their progress is being monitored through the review of monthly reports and the detailed test plans that they use to accomplish the validation phase.

OVERALL STATE OF READINESS

At March 31, 1999, the Year 2000 Plan, including information technology components, date-sensitive operating equipment, customers and business partners was 91% completed. The whole project will be substantially completed by June 30, 1999.

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

The Corporation's strategy is to focus on the assessment, renovation, validation, and implementation phases of its Year 2000 action plans so as to limit errors, and therefore the need to implement business resumption plans. Nevertheless, the Corporation has established company wide business recovery plans to support critical business processes in case of an unforeseen hardware or software failure in the Year 2000. These business resumption plans include, among other things, a business impact analysis, prioritization of business processes, specific recovery strategies and alternative manual procedures for critical business processes. Most business resumption plans for critical operations in Puerto Rico and the United States were completed by December 31,1998. The first round of testing of the business resumption plans was completed for the Puerto Rico operations and most of Banco Popular's U.S. operations. The second round of tests is scheduled for the second quarter of 1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The principal costs of the Year 2000 project are those associated with the renovation and validation phases. The major portion, however, will be met from the existing resources through the deferral of technology projects, with the remainder representing incremental costs.

The Information Technology group was reinforced with 55 additional programmers and other skilled technical personnel to ascertain the availability of the necessary resources. Other relevant incremental costs are the costs to contract external consultants to manage the renovation and validation of certain specific items and scheduled upgrades that were accelerated due to the Year 2000 issue. The Corporation is funding the project through operating cash flows and does not anticipate that related incremental costs nor the impact of the technology development initiatives being deferred will be material to the financial condition and results of operations of any single year.

Management estimates the total incremental costs of achieving Year 2000 compliance to be approximately $10.8 million over the two-year period ending in December 31, 1999. Approximately $6.0 million have been incurred at March 31, 1999, of which $0.8 million were incurred during the first quarter of 1999. Of the above total of $6.0 million, $2.9 million are related to consultants contracted, $2.5 million for additional technical employees hired, $0.3 million for new hardware and software acquired and $0.3 million related with costs to contact customers, retain technical employees and other costs of the Year 2000 project.

Year 2000 costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events and other factors. However, there can be no guarantee that these estimates will be achieved and actual costs could differ materially from those projected.

BALANCE SHEET COMMENTS

Total assets as of March 31, 1999 reached $23.2 billion compared with $20.0 billion reported as of the same date a year earlier. A significant portion of the growth relates to the acquisitions made in the second half of 1998, in California, Illinois and the Dominican Republic. Total assets at December 31, 1998, were $23.2 billion. Earning assets totaled $21.6 billion at March 31, 1999, compared with $21.6 billion at December 31, 1998 and $18.7 billion at March 31, 1998.

The investment portfolio reached $7.0 billion as of March 31, 1999, a decrease of $217 million when compared with $7.2 billion as of December 31, 1998. Investment securities as of March 31, 1998 amounted to $6.3 billion.

As shown in Table F, the loan portfolio increased $379 million as compared with December 31, 1998, of which $324 million were in commercial, industrial and agricultural loans. The mortgage loan portfolio increased $49 million from December 31, 1998, in spite of the loan securitization of $125 million at Equity One during this quarter. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market and the sustained expansion in the United States. The mortgage loan portfolio continued rising, mostly due to the favorable low interest rate environment and increased marketing efforts. The increase in the loan portfolio compared with the same date last year, was mainly reflected in the commercial portfolio and the mortgage loan portfolio, which increased $1.2 billion and $509 million, respectively. This increase was related to the acquisitions in the U.S. mainland and the Dominican Republic and the sustained growth in Puerto Rico.

TABLE F
LOANS ENDING BALANCES


------------------------------------------------------------------------------------------------
                                                 MARCH 31,     December 31,         March 31,
                                                   1999            1998                1998
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, industrial and
 agricultural                                    $5,970,388       $5,646,027         $4,739,551
Construction                                        285,796          257,786            260,232
Lease financing                                     638,693          645,280            593,493
Mortgage *                                        3,400,340        3,351,748          2,891,053
Consumer                                          3,163,028        3,177,954          3,058,840
                                                -----------------------------------------------
           Total                                $13,458,245      $13,078,795        $11,543,169
                                                ===============================================

* Includes loans held-for-sale

-------------------------------------------------------------------------------

Total deposits were $13.6 billion at March 31, 1999, or $96 million lower than the $13.7 billion reported at December 31, 1998. At March 31, 1998 total deposits amounted to $12.0 billion. The decrease from December 31, 1998, was mostly related to the fact that during the last quarter of 1998, a large amount of funds entered into the banking system in Puerto Rico because of payments made by insurance companies and federal government agencies for claims after hurricane Georges hit the island on September 1998. The increase in total deposits compared with March 31, 1998, was the result of the acquisitions made in 1998, the Corporation's continued growth and the aforementioned funds that entered into the banking system in Puerto Rico in the latter part of 1998.

Note 10 to the unaudited consolidated financial statements presents the distribution of assets, loans and deposits by geographical area at March 31, 1998 and 1999.

Borrowed funds, including subordinated notes and capital securities, amounted to $7.4 billion at March 31, 1999, from $7.3 billion as of December 31, 1998 and $6.1 billion at March 31, 1998. The increase in borrowed funds from December 31, 1998 was mainly used to finance loan growth and arbitrage activities. Also, during this quarter the Corporation issued $255 million in medium-term notes under the shelf registration filed with the Securities and Exchange Commission in 1997. These funds were used for payment of commercial paper and medium-term notes that matured during this quarter.

As part of the investment in BF, the Corporation recognized a minority interest of $19.5 million as of March 31, 1999, which represents the beneficial interest of the minority investors of BF. At December 31, 1998, this minority interest totaled $27.6 million. The decrease was mainly related to the increase in the ownership interest of the Corporation from 45% at December 31, 1998 to 57% at March 31, 1999.

The Corporation's stockholders' equity at March 31, 1999 and December 31, 1998 was $1.70 billion and $1.71 billion, respectively, compared with $1.5 billion at March 31, 1998. The small decrease since December 31, 1998, was the result of a reduction of $49.5 million in the accumulated other comprehensive income.

The dividend payout ratio to common stockholders for the quarter ended March 31, 1999, was 30.84% compared with 28.25% for the same quarter last year and 28.42% for the year ended December 31, 1998.

Under the regulatory framework for prompt corrective action, banks and bank holding companies, which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown on Table G, the Corporation exceeds those regulatory risk-based capital requirements by wide margins, due to the high level of capital and the conservative nature of the Corporation's assets.

The market value of the Corporation's common stock at March 31, 1999 was $30.88, compared with $34.00 at December 31, 1998 and $29.34 at March 31, 1998, after restating for the stock split effected in the form of a dividend. The Corporation's market capitalization at March 31, 1999, was $4.2 billion compared with $4.6 billion as of December 31, 1998 and $4.0 billion at March 31, 1998.

TABLE G
CAPITAL ADEQUACY DATA

-----------------------------------------------------------------------------------------------------
                                                    MARCH 31,         December 31,          March 31,
                                                      1999                1998                1998
-----------------------------------------------------------------------------------------------------

(Dollars in thousands)
Risk-based capital
  Tier I capital                                   $ 1,492,924         $ 1,450,187         $ 1,365,418
  Supplementary (Tier II) capital                      313,078             310,091             266,222
                                                   ---------------------------------------------------

       Total capital                               $ 1,806,002         $ 1,760,278         $ 1,631,640
                                                   ===================================================

Risk-weighted assets
  Balance sheet items                              $13,490,781         $12,955,995         $10,925,383
  Off-balance sheet items                              428,202             443,926             295,845
                                                   ---------------------------------------------------

       Total risk-weighted assets                  $13,918,983         $13,399,921         $11,221,228
                                                   ===================================================

Ratios:
  Tier I capital (minimum required - 4.00%)              10.73%              10.82%              12.17%
  Total capital (minimum required - 8.00%)               12.98               13.14               14.54
  Leverage ratio (minimum required - 3.00%)               6.69                6.72                7.11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5. OTHER INFORMATION

During this quarter, the Corporation announced its plan to acquire GM Group. This company provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and selling and maintenance of computer software to clients in Puerto Rico, as well as Venezuela and the Dominican Republic. With this acquisition, the Corporation will continue making progress towards its strategic initiative of expanding its electronic capabilities and diversifying its sources of revenues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a)  Exhibit No.                 Exhibit Description                                      Reference
       -----------                 -------------------                                      ---------

         19             Quarterly Report to Shareholders for the                            Exhibit "A"
                            period ended  March 31, 1999

         27             Financial Data Schedule (for SEC use only)                          Exhibit "B"

   b) One report on Form 8-K was filed for the quarter ended March 31, 1999:

        Dated:              January 11, 1999

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


                                          POPULAR, INC.
                                          (Registrant)


Date:     May 14, 1999               By:  S/ Jorge A. Junquera
     -----------------------            ----------------------
                                          Jorge A. Junquera
                                        Senior Executive Vice President




Date:     May 14, 1999               By: S/ Amilcar L. Jordan
     -----------------------            ---------------------
                                         Amilcar L. Jordan, Esq.
                                         Senior Vice  President & Comptroller