Form 10-Q
period 1999-06-30
POPULAR INC
filed 1999-08-16
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1999                                     Commission file number   0 - 13818
                  ------------------                                                          ---------

                                                  POPULAR, INC.
                               -----------------------------------------------------
                               (Exact name of registrant as specified in its charter)

      Puerto Rico                                                                   66-041-6582
------------------------                                                        -------------------
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
                           Yes  [X]              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                                     135,862,258
----------------------------                         -------------------------------------------
      (Title of Class)                                (Shares Outstanding as of August 16, 1999)

                                  POPULAR, INC.

                                      INDEX


Part I - Financial Information                                                                   Page
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - June 30,
               1999, December 31, 1998 and June 30, 1998.                                          3

              Unaudited consolidated statements of income - Quarters and six
               months ended June 30, 1999 and 1998.                                                4

              Unaudited consolidated statements of comprehensive income -
               Quarters and six months ended June 30, 1999 and 1998.                               5

              Unaudited consolidated statements of cash flows - Six months
               ended June 30, 1999 and 1998.                                                       6

              Notes to unaudited consolidated financial statements.                              7-18

   Item 2.  Management's discussion and analysis of financial condition
                and results of operation.                                                       19-36

   Item 3.  Quantitative and qualitative disclosures about market risk                             24


Part II - Other Information

   Item 1.  Legal proceedings                                                                     36

   Item 2.  Changes in securities - None                                                         N/A

   Item 3.  Defaults upon senior securities - None                                               N/A

   Item 4.  Submission of matters to a vote of security holders                                   36

   Item 5.  Other information                                                                     37

   Item 6.  Exhibits and reports on Form 8-K                                                      37

     ---       Signature                                                                          38


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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                               JUNE 30,         December 31,         June 30,
(In thousands)
                                                                 1999               1998               1998
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                     $    567,143       $    667,707       $    500,941
--------------------------------------------------------------------------------------------------------------

Money market investments:

 Federal funds sold and securities and mortgages
  purchased under agreements to resell                           715,618            910,430            650,881
 Time deposits with other banks                                   74,986             37,206             42,779
 Banker's acceptances                                                681                262                827
--------------------------------------------------------------------------------------------------------------
                                                                 791,285            947,898            694,487
--------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at
 market value                                                  6,804,004          7,020,396          5,795,668
Investment securities held-to-maturity, at cost                  316,860            226,134            232,316
Trading account securities, at market value                      320,416            318,727            250,090
Loans held-for-sale                                              603,643            644,159            338,566
Loans                                                         13,655,881         12,783,609         11,767,063
 Less - Unearned income                                          372,132            348,973            352,416
        Allowance for loan losses                                282,590            267,249            224,045
--------------------------------------------------------------------------------------------------------------
                 Net loans                                    13,001,159         12,167,387         11,190,602
--------------------------------------------------------------------------------------------------------------

Premises and equipment                                           440,167            424,721            380,684
Other real estate                                                 30,018             32,693             20,283
Customers' liabilities on acceptances                             14,768             15,937                454
Accrued income receivable                                        160,146            156,314            128,897
Other assets                                                     355,510            263,992            239,267
Intangible assets                                                260,502            274,292            225,381
--------------------------------------------------------------------------------------------------------------
                                                            $ 23,665,621       $ 23,160,357       $ 19,997,636
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing                                    $  3,278,464       $  3,176,309       $  2,585,256
    Interest bearing                                          10,623,923         10,495,905          9,517,338
--------------------------------------------------------------------------------------------------------------
                                                              13,902,387         13,672,214         12,102,594
  Federal funds purchased and securities sold
    under agreements to repurchase                             3,319,780          4,076,500          2,672,811
  Other short-term borrowings                                  2,554,433          1,639,082          1,864,562
  Notes payable                                                1,531,723          1,307,160          1,137,709
  Acceptances outstanding                                         14,768             15,937                454
  Other liabilities                                              396,604            437,760            350,813
--------------------------------------------------------------------------------------------------------------
                                                              21,719,695         21,148,653         18,128,943
--------------------------------------------------------------------------------------------------------------
Subordinated notes                                               125,000            125,000            125,000
--------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular
  North America's Junior subordinated
  deferrable interest debentures guaranteed
  by the Corporation                                             150,000            150,000            150,000
--------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                      20,244             27,591
--------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                 100,000            100,000            100,000
 Common stock                                                    826,595            825,690            412,426
 Surplus                                                         220,559            216,795            604,983
 Retained earnings                                               616,022            530,481            473,531
 Treasury stock-at cost                                          (72,524)           (39,559)           (39,559)
 Accumulated other comprehensive income (loss), net of
    deferred taxes of ($11,595) (December 31,
    1998 - $25,101; June 30, 1998 - $ 14,232)                    (39,970)            75,706             42,312
--------------------------------------------------------------------------------------------------------------
                                                               1,650,682          1,709,113          1,593,693
--------------------------------------------------------------------------------------------------------------
                                                            $ 23,665,621       $ 23,160,357       $ 19,997,636
==============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                  Quarter ended           Six months ended
                                                                     June 30,                 June 30,
(Dollars in thousands, except per share information)            1999        1998         1999          1998
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                       $335,739     $296,476     $661,772     $589,693
 Money market investments                                       7,500        9,192       15,433       18,018
 Investment securities                                        105,411       93,177      210,845      183,436
 Trading account securities                                     4,751        4,020        9,546        8,085
------------------------------------------------------------------------------------------------------------
                                                              453,401      402,865      897,596      799,232
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                     110,147      101,777      220,970      199,108
 Short-term borrowings                                         73,138       58,330      142,513      114,577
 Long-term debt                                                31,265       28,366       59,024       58,451
------------------------------------------------------------------------------------------------------------
                                                              214,550      188,473      422,507      372,136
------------------------------------------------------------------------------------------------------------

Net interest income                                           238,851      214,392      475,089      427,096
Provision for loan losses                                      36,631       33,524       72,402       67,089
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           202,220      180,868      402,687      360,007
Service charges on deposit accounts                            29,731       25,494       57,980       50,832
Other service fees                                             39,691       28,818       77,600       54,991
Gain on sale of securities                                        286        3,049          736        3,917
Trading account (loss) profit                                    (582)       1,311         (863)       1,981
Other operating income                                         17,800       14,214       38,531       29,116
------------------------------------------------------------------------------------------------------------
                                                              289,146      253,754      576,671      500,844
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                      69,983       59,623      140,140      118,916
 Profit sharing                                                 6,084        6,264       12,403       11,947
 Pension and other benefits                                    18,572       16,770       38,131       35,188
------------------------------------------------------------------------------------------------------------
                                                               94,639       82,657      190,674      166,051
 Net occupancy expense                                         14,715       11,737       28,974       23,298
 Equipment expenses                                            21,557       18,481       42,291       36,509
 Other taxes                                                    7,941        7,899       16,206       15,867
 Professional fees                                             17,356       13,816       32,668       26,694
 Communications                                                10,580        9,194       21,409       18,017
 Business promotion                                            12,209        8,917       23,209       17,133
 Printing and supplies                                          4,828        4,415        9,818        8,418
 Other operating expenses                                      13,806       11,080       26,653       21,804
 Amortization of intangibles                                    7,586        6,849       15,206       13,633
------------------------------------------------------------------------------------------------------------
                                                              205,217      175,045      407,108      347,424
------------------------------------------------------------------------------------------------------------
Income before income tax and minority interest                 83,929       78,709      169,563      153,420
Income tax                                                     20,334       21,248       42,736       41,164
Net loss of minority interest                                     382            0          814            0
------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 63,977     $ 57,461     $127,641     $112,256
============================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                        $ 61,890     $ 55,374     $123,466     $108,081
============================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)                $   0.46     $   0.41     $   0.91     $   0.80
============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                  Quarter ended               Six months ended
                                                                     June 30,                     June 30,
(In thousands)                                                  1999          1998           1999           1998
------------------------------------------------------------------------------------------------------------------
Net  Income                                                  $ 63,977       $57,461       $ 127,641       $112,256
                                                             -----------------------------------------------------

Other comprehensive income net of tax:
  Foreign currency translation adjustment                         (62)                         (895)
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
     during the period net of tax of ($20,407)
     (1998 - $1,391) for the quarter and
     ($36,696) (1998 - $3,052) for the six-month period       (65,989)        7,248        (114,497)        11,559


    Less: reclassification adjustment for gains
      included in net income, net of tax of $78 (1998 -
      $1,060) for the quarter and $139 (1998 - $1,378)
      for the six-month period                                    135         1,988             283          2,593
                                                             -----------------------------------------------------

   Total other comprehensive (loss) income                   $(66,186)      $ 5,260       $(115,675)      $  8,966
                                                             -----------------------------------------------------

    Comprehensive (loss) income                              $ (2,209)      $62,721       $  11,966       $121,222
                                                             =====================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         Six months ended
                                                                             June 30,
(In thousands)                                                         1999              1998
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   127,641       $   112,256
------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
    by operating activities:
     Depreciation and amortization of premises and equipment            34,837            30,574
     Provision for loan losses                                          72,402            67,089
     Amortization of intangibles                                        15,206            13,633
     Gain on sale of investment securities available-for-sale             (736)           (3,917)
     (Gain) loss on disposition of premises and equipment                 108               (63)
     Gain on sale of loans                                             (11,651)          (10,943)
     Amortization of premiums and accretion of discounts
      on investments                                                     3,221             1,044
     Decrease (increase) in loans held-for-sale                         40,516           (73,362)
     Amortization of deferred loan fees and costs                           12            (1,384)
     Net increase in trading securities                                 (1,689)          (27,787)
     Net increase in interest receivable                                (3,831)          (10,220)
     Net (increase) decrease in other assets                           (54,991)           47,870
     Net (decrease) increase in interest payable                          (311)            3,714
     Net increase in current and deferred taxes                        (40,113)          (12,080)
     Net increase in postretirement benefit obligation                   4,144             4,359
     Net decrease in other liabilities                                  (1,136)          (28,108)
------------------------------------------------------------------------------------------------
Total adjustments                                                       55,988               419
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              183,629           112,675
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                             156,613           119,603
  Purchases of investment securities held-to-maturity               (3,933,805)       (8,660,288)
  Maturities of investment securities held-to-maturity               4,082,963         8,836,116
  Purchases of investment securities available-for-sale             (3,856,526)       (3,410,698)
  Maturities of investment securities available-for-sale             3,534,843         2,111,428
  Sales of investment securities available-for-sale                    149,025           762,267
  Net disbursements on loans                                        (1,385,302)         (679,918)
  Proceeds from sale of loans                                          477,970           358,598
  Acquisitions of loan portfolios                                       (2,490)          (41,988)
  Assets acquired, net of cash                                                            (4,094)
  Acquisition of premises and equipment                                (62,059)          (59,217)
  Proceeds from sale of premises and equipment                          11,668            13,641
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (827,100)         (654,550)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                             230,173           313,419
  Net deposits acquired                                                                   36,297
  Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                (756,721)          (50,518)
  Net increase in other short-term borrowings                          915,351           276,347
  Proceeds from issuance of notes payable                              394,569            34,727
  Payments of notes payable                                           (170,006)
  Dividends paid                                                       (42,164)          (33,963)
  Proceeds from issuance of common stock                                 4,670             3,356
  Treasury stock acquired                                              (32,965)
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              542,907           579,665
------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                    (100,563)           37,790
Cash and due from banks at beginning of period                         667,707           463,151
------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                           $   567,143       $   500,941
================================================================================================


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

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of condition measured at fair value. It also establishes unique accounting treatment for the following three different types of hedges: fair value hedges, cash flows hedges and foreign currency hedges. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the derivative instrument and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these types of hedges are included in earnings in the period of change. As issued, this statement was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, though the FASB delayed its effective date one year to fiscal years beginning after June 15, 2000 based on the provisions of SFAS No. 137. Management estimates that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of June 30, 1999, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                      June 30,
                                                                      --------
                                                            1999                          1998
                                                            ----                          ----
                                                  Amortized       Market         Amortized      Market
                                                    Cost          Value            Cost          Value
                                             -----------------------------------------------------------
                                                                     (In thousands)
U.S. Treasury (average maturity of 1 year
  and 5 months)                                  $2,434,112    $2,436,440       $3,123,686    $3,141,595
Obligations of other U.S. Government
  Agencies and corporations (average
  Maturity of 7 years and 1 month)                2,631,361     2,553,441        1,415,991     1,419,231
Obligations of Puerto Rico, States and
  Political subdivision (average maturity
  of 9 years and 4 months)                           73,716        72,417           58,061        59,159
Collateralized mortgage obligations (average
  Maturity of 22 years and 7 months)              1,184,577     1,180,034          717,931       718,634
Mortgage-backed securities (average maturity
  of 22 years and 5 months)                         346,945       352,399          381,319       388,691
Equity securities (without contractual
  maturity)                                         126,567       153,034           30,206        56,592
Others (average maturity 3 months)                   57,181        56,239           11,930        11,766
                                             -----------------------------------------------------------
                                                 $6,854,459    $6,804,004       $5,739,124    $5,795,668
                                             ===========================================================

Investment securities held-to-maturity:

                                                                      June 30,
                                                                      --------
                                                             1999                           1998
                                                             ----                           ----
                                                   Amortized       Market         Amortized      Market
                                                     Cost          Value            Cost          Value
                                             -----------------------------------------------------------
                                                                     (In thousands)
Obligations of Puerto Rico, States and
  Political subdivision (average maturity
  of 10 years and 9 months)                        $ 66,569      $ 64,255         $ 38,563      $ 39,740
Collateralized mortgage obligations (average
  Maturity of 11 years and 4 months)                 22,009        22,100           42,516        42,640
Mortgage-backed securities (average maturity of
  10 years and 10 months)                            27,029        27,295           39,608        40,470
Equity securities (without contractual
  maturity)                                          91,769        91,769           78,668        78,668
Others (average maturity of 3 months)               109,484       104,970           32,961        32,971
                                             -----------------------------------------------------------
                                                   $316,860      $310,389         $232,316      $234,489
                                             ===========================================================

The expected maturity of collateralized mortgage obligations, mortgage-backed securities and certain other securities differs from their contractual maturities because they may be subject to prepayments.

NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,872,805 (1998 - $4,288,426) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 1999, amounted to $16,073 and $91,045 (1998 - $18,907 and $65,816). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 as of June 30, 1999 and 1998 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust 1 are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust 1 consisted of $154,640 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 134,698,572 were issued and outstanding at June 30, 1999. During the second quarter of 1999, the Corporation repurchased a total of 1,089,700 shares of its common stock under the stock repurchase program approved by its Board of Directors on May 8, 1997. As of June 30, 1999, a total of 3,067,300 common shares with a total cost of $72,524 were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at June 30, 1999.

Popular International Bank, Inc. (PIB) and the bank subsidiaries of Popular North America, Inc. (PNA), Banco Popular North America and Banco Popular, National Association (Texas), have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries to make distributions to PNA.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $61,890 for the second quarter of 1999 (1998 - $55,374) and $123,466 for the six months ended June 30, 1999 (1998 -
$108,081), after deducting the dividends on preferred stock. EPS are based on 135,491,324 average shares outstanding for the second quarter of 1999 (1998 - 135,497,786 ) and 135,599,703 average shares outstanding for the first six months of 1999 (1998 - 135,466,614).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-month period ended June 30, 1999, the Corporation paid interest and income taxes amounting to $422,817 and $81,437, respectively (1998 - $370,373 and $65,399). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 1999, amounted to $6,192 and $9,364, respectively (1998 - $3,619 and $14,114).

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the second quarter and six-month period ended on June 30, 1999 and 1998.

                                           Mortgage and
                              Commercial      consumer       Lease
                                Banking       finance      Financing    Other      Eliminations         Total
----------------------------------------------------------------------------------------------------------------
(In thousands)                                        Quarter ended June 30, 1999
----------------------------------------------------------------------------------------------------------------
Net interest income           $   203,958   $   22,931     $ 10,651   $    1,311                    $   238,851
Provision for loan losses          28,036        6,398        1,814          383                         36,631
Other income                       61,076        8,930        5,202       12,760   $    (1,042)          86,926
Amortization expense                7,057           84          189          256                          7,586
Depreciation expense               13,847          415        2,167          913                         17,342
Other operating expense, net
  of minority interest            144,199       17,698        6,204       11,911          (105)         179,907
Income tax                         16,227        2,429        2,033        (110)          (245)          20,334
----------------------------------------------------------------------------------------------------------------
   Net income                 $    55,668   $    4,837     $  3,446   $      718         ($692)         $63,977
----------------------------------------------------------------------------------------------------------------
   Segment Assets             $20,245,986   $1,916,340     $722,881   $5,820,924   $(5,040,510)     $23,665,621
----------------------------------------------------------------------------------------------------------------




                                                   Mortgage and
                                   Commercial       consumer        Lease
                                    Banking         finance        Financing       Other            Eliminations      Total
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                   Six-month period ended June 30, 1999
------------------------------------------------------------------------------------------------------------------------------
Net interest income               $   406,200      $   44,101      $ 21,347      $    3,454              (13)      $   475,089
Provision for loan losses              55,072          12,504         4,443             383                             72,402
Other income                          119,006          22,839        10,252          24,327           (2,440)          173,984
Amortization expense                   14,119             168           378             541                             15,206
Depreciation expense                   27,409             790         4,413           2,225                             34,837
Other operating expense, net
  of minority interest                285,977          34,707        11,762          24,028             (223)          356,251
Income tax                             32,477           6,675         3,970             184             (570)           42,736
------------------------------------------------------------------------------------------------------------------------------
   Net income                     $   110,152      $   12,096      $  6,633      $      420      $    (1,660)      $   127,641
------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                 $20,245,986      $1,916,340      $722,881      $5,820,924      $(5,040,510)      $23,665,621
------------------------------------------------------------------------------------------------------------------------------

                                                Mortgage and
                                Commercial        consumer          Lease
                                  Banking         finance         Financing          Other           Eliminations        Total
---------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Quarter ended June 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
Net interest income            $   184,722      $    20,564      $     9,537      $      (418)      $       (13)      $   214,392
Provision for loan losses           25,790            5,290            2,444                                               33,524
Other income                        53,895            7,970            4,877            6,206               (62)           72,886
Amortization expense                 6,288              250              320               (9)                              6,849
Depreciation expense                13,685              286            2,253              145                              16,369
Other operating expense            129,211           13,309            5,339            4,086              (118)          151,827
Income tax                          15,272            3,612            1,491              856                17            21,248
---------------------------------------------------------------------------------------------------------------------------------
   Net income                  $    48,371      $     5,787      $     2,567      $       710       $        26       $    57,461
---------------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $17,323,880      $ 1,605,387      $   658,966      $ 4,093,093       $(3,683,690)      $19,997,636
---------------------------------------------------------------------------------------------------------------------------------



                                               Mortgage and
                                 Commercial      consumer         Lease
                                  Banking         finance       Financing           Other          Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                             Six-month period ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            $   367,560      $   41,219      $ 19,698           (1,351)              (30)      $   427,096
Provision for loan losses           51,325          10,441         5,323                                               67,089
Other income                       105,842          14,483         9,691           10,944              (123)          140,837
Amortization expense                12,532             500           640              (39)                             13,633
Depreciation expense                25,251             625         4,535              163                              30,574
Other operating expense            259,745          25,921        10,707            7,084              (240)          303,217
Income tax                          30,750           7,052         3,040              288                34            41,164
-----------------------------------------------------------------------------------------------------------------------------
   Net income                  $    93,799      $   11,163      $  5,144      $     2,097       $        53       $   112,256
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $17,323,880      $1,605,387      $658,966      $ 4,093,093       $(3,683,690)      $19,997,636
-----------------------------------------------------------------------------------------------------------------------------


GEOGRAPHIC INFORMATION                      Quarter ended                  Six-month period ended
                                       June 30,         June 30,         June 30,          June 30,
                                         1999             1998             1999             1998
---------------------------------------------------------------------------------------------------
(In thousands)
Revenues*
Puerto Rico                            $377,411         $350,634         $748,146         $693,948
United States                           134,472          112,023          265,682          220,364
Other                                    28,444           13,094           57,752           25,757
---------------------------------------------------------------------------------------------------
Total consolidated revenues            $540,327         $475,751       $1,071,580         $940,069
===================================================================================================

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit
    (loss), and other income.

                                            JUNE 30,        June 30,
                                             1999            1998
---------------------------------------------------------------------
                                                (IN THOUSANDS)
Selected Balance Sheet information:
Puerto Rico
     Total assets                        $16,999,393      $14,771,890
     Loans                                 8,370,636        7,524,244
     Deposits                              9,725,275        8,713,768
United States
     Total assets                        $ 5,729,437      $ 4,710,279
     Loans                                 4,876,454        3,872,597
     Deposits                              3,344,581        2,870,778
Other
     Total assets                        $   936,791      $   515,467
     Loans                                   640,302          356,372
     Deposits                                832,531          518,048


NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, Banco Fiduciario, S.A. and Popular North America, Inc., including Popular Holdings USA, Inc. and its subsidiaries; Banco Popular North America and Banco Popular, National Association (Texas); Popular Cash Express, Inc. and Equity One, Inc. (second-tier subsidiaries), as of May 31, 1999 and 1998, and the results of their operations for the quarters and the six month periods then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999, First State Bank of Southern California, The Bronson-Gore Bank in Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries which were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA. Banco Popular, National Association (Texas) is expected to be merged into BPNA later during 1999 to complete the reorganization. The financial information for 1998, presented below, was restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

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

                                   POPULAR INTERNATIONAL BANK, INC.
                                 CONSOLIDATED STATEMENTS OF CONDITION
                                            (In thousands)


                                                               May 31,
                                                               -------

                                                         1999            1998
                                                         ----            ----
Assets:
  Cash                                                $  205,831      $  152,687
  Money market investments                                84,105          28,071
  Investment and trading securities                      404,446         425,431

Loans                                                  5,216,824       3,871,675
Less:  Unearned income                                    76,849          64,078
       Allowance for loan losses                          93,812          45,765
                                                      --------------------------
                                                       5,046,163       3,761,832
Other assets                                             301,797         149,915
Intangible assets                                        144,801          93,551
                                                      --------------------------
    Total assets                                      $6,187,143      $4,611,487
                                                      ==========================

Liabilities and Stockholder's Equity:
  Deposits                                            $3,635,807      $2,826,136
  Short-term borrowings                                  986,557         527,483
  Notes payable                                          752,497         618,306
  Other liabilities                                       99,578          64,726
  Preferred beneficial interest in Popular North
    America's junior subordinated deferrable
    interest debentures guaranteed by the
    Corporation                                          150,000         150,000
  Minority interest in consolidated subsidiary            20,244
  Stockholder's equity                                   542,460         424,836
                                                      --------------------------
      Total liabilities and stockholder's equity      $6,187,143      $4,611,487
                                                      ==========================

                        POPULAR INTERNATIONAL BANK, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                      Quarter ended              Six months ended
                                          May 31,                     May 31,
                                          -------                     -------

                                    1999          1998          1999          1998
                                  --------      --------      --------      --------
Income:

   Interest and fees              $126,204      $ 97,652      $248,738      $192,730
   Other income                     25,424        16,073        52,165        29,760
                                  ----------------------      ----------------------

      Total income                 151,628       113,725       300,903       222,490
                                  ----------------------      ----------------------

Expenses:

   Interest expense                 64,668        48,212       128,130        94,831
   Provision for loan losses        11,399         8,138        20,994        18,549
   Operating expenses               72,594        47,967       141,019        92,013
                                  ----------------------      ----------------------

      Total expenses               148,661       104,317       290,143       205,393
                                  ----------------------      ----------------------

Income before income tax             2,967         9,408        10,760        17,097
Income tax                           1,195         4,273         5,315         7,092
                                  ----------------------      ----------------------

                                  $  1,772      $  5,135      $  5,445      $ 10,005
                                  ======================      ======================

NOTE 12 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc. and Popular Holdings USA, and its wholly-owned subsidiaries, Banco Popular North America and Banco Popular, National Association (Texas) as of May 31, 1999 and 1998, and the results of their operations for the quarters and the six month periods then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999, First State Bank of Southern California, The Bronson-Gore Bank in Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries which were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA. Banco Popular, National Association (Texas) is expected to be merged into BPNA later during 1999 to complete the reorganization. The financial information for 1998, presented below, was restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PNA, other than the following summarized financial information, because management has determined that such information is not material to holders of debt securities issued by PNA which are guaranteed by the Corporation.

                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)



                                                                    May 31,
                                                                    -------

                                                            1999            1998
                                                         ----------      ----------
Assets:

  Cash                                                   $  153,518      $  152,274
  Money market investments                                   24,590          25,978
  Investment securities                                     386,079         420,357

Loans                                                     4,967,803       3,871,675
  Less: Unearned income                                      76,849          64,078
        Allowance for loan losses                            69,085          45,765
                                                         ----------      ----------
                                                          4,821,869       3,761,832
  Other assets                                              215,690         147,534
  Intangible assets                                         143,164          93,551
                                                         ----------      ----------

       Total assets                                      $5,744,910      $4,601,526
                                                         ==========      ==========

Liabilities and Stockholder's Equity:

  Deposits                                               $3,344,581      $2,826,136
  Short-term borrowings                                     950,413         522,482
  Notes payable                                             713,288         618,306
  Other liabilities                                          76,146          64,338
   Preferred beneficial interest in Popular North
    America's junior subordinated deferrable
    Interest debentures guaranteed by the
    Corporation                                             150,000         150,000
   Stockholder's equity                                     510,482         420,264
                                                         ----------      ----------

         Total liabilities and stockholder's equity      $5,744,910      $4,601,526
                                                         ==========      ==========

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                     Quarter ended              Six months ended
                                         May 31,                     May 31,

                                   1999          1998          1999          1998
                                 --------      --------      --------      --------
Income:

  Interest and fees              $112,968      $ 97,603      $220,821      $192,420
  Other income                     21,621        16,050        45,027        29,928
                                 ----------------------      ----------------------

     Total income                 134,589       113,653       265,848       222,348
                                 ----------------------      ----------------------

Expenses:

  Interest expense                 53,608        48,137       105,131        94,534
  Provision for loan losses        11,016         8,138        20,611        18,549
  Operating expenses               66,039        47,752       127,339        91,612
                                 ----------------------      ----------------------

       Total expenses             130,663       104,027       253,081       204,695
                                 ----------------------      ----------------------

   Income before income tax         3,926         9,626        12,767        17,653
   Income tax                       1,461         4,272         5,938         7,092
                                 ----------------------      ----------------------

             Net income          $  2,465      $  5,354      $  6,829      $ 10,561
                                 ======================      ======================

TABLE A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------------------------------------------
                                                   AT JUNE 30,                      AVERAGE FOR THE SIX MONTHS
                                           -------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                        1999       1998      Change         1999         1998      Change
(In thousands)
--------------------------------------------------------------------------------------------------------------------
Money market investments                  $   791,285  $   694,487  $   96,798  $ 1,036,604  $   732,328  $  304,276
Investment and trading securities           7,441,280    6,278,074   1,163,206    7,547,411    6,283,034   1,264,377
Loans                                      13,887,392   11,753,213   2,134,179   13,452,576   11,541,256   1,911,320
Total assets                               23,665,621   19,997,636   3,667,985   23,178,177   19,711,518   3,466,659
Deposits                                   13,902,387   12,102,594   1,799,793   13,697,877   12,001,807   1,696,070
Borrowings                                  7,680,936    5,950,082   1,730,854    7,340,492    5,878,283   1,462,209
Stockholders' equity                        1,650,682    1,593,693      56,989    1,678,159    1,512,723     165,436

--------------------------------------------------------------------------------------------------------------
                                                    SECOND QUARTER                      SIX MONTHS
                                           -------------------------------------------------------------------
OPERATING HIGHLIGHTS                            1999       1998      Change       1999      1998      Change
(In thousands, except per share
information)
--------------------------------------------------------------------------------------------------------------

Net interest income                          $238,851   $214,392     $24,459   $475,089   $427,096    $47,993
Provision for loan losses                      36,631     33,524       3,107     72,402     67,089      5,313
Fees and other income                          86,926     72,886      14,040    173,984    140,837     33,147
Other expenses, net of minority               225,169    196,293      28,876    449,030    388,588     60,442
interest
Net income                                   $ 63,977   $ 57,461     $ 6,516   $127,641   $112,256    $15,385
Net income applicable to common stock        $ 61,890   $ 55,374     $ 6,516   $123,466   $108,081    $15,385
Earnings per common share                        0.46       0.41        0.05       0.91       0.80       0.11

--------------------------------------------------------------------------------------------------------------
                                                                     SECOND QUARTER         SIX MONTHS
                                                                 ---------------------------------------------
SELECTED STATISTICAL INFORMATION                                   1999       1998       1999       1998
--------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA- Market price
                     High                                        $ 32.88     $ 36.16    $ 37.88    $ 36.16
                     Low                                           28.81       29.22      28.81      23.03
                     End                                           30.31       33.25      30.31      33.25
                   Book value at period end                        11.51       11.02      11.51      11.02
                   Dividends declared                               0.14        0.11       0.28       0.22
                   Dividend payout ratio                           30.70%      26.90%     30.77%     27.56%
                   Price/earnings ratio                            17.22x      21.18x     17.22x     21.18x
--------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS  -  Return on assets                           1.08%       1.16%      1.11%      1.15%
                         Return on  common equity                  15.53       15.50      15.78      15.43
                         Net interest spread (taxable equivalent)   3.72        4.08       3.81       4.11
                         Net interest yield (taxable equivalent)    4.58        4.93       4.67       4.97
                         Effective tax rate                        24.23       27.00      25.20      26.83
                         Overhead ratio                            49.53       47.65      49.07      48.37

--------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS -  Equity to assets                           7.18%       7.69%      7.24%      7.67%
                         Tangible equity to assets                  6.13        6.63       6.16       6.60
                         Equity to loans                           12.40       13.20      12.47      13.11
                         Internal capital generation               10.12       10.56      10.19      10.35
                         Tier I capital to risk-adjusted assets    10.37       12.35      10.37      12.35
                         Total capital to risk-adjusted assets     12.59       14.70      12.59      14.70
                         Leverage ratio                             6.37        7.17       6.37       7.17

--------------------------------------------------------------------------------------------------------------

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

           - Mortgage and Consumer Finance - Popular Mortgage, Inc., Equity One, Inc. and Popular Finance, Inc.

           -      Broker / dealer - Popular Securities Incorporated

           -      ATM Processing Services - ATH Costa Rica

           -      Retail Financial Services - Popular Cash Express, Inc.

NET INCOME

The Corporation reported net income of $64.0 million for the second quarter of 1999, compared with $57.5 million for the same quarter of 1998, an increase of $6.5 million or 11.3%. Earnings per common share (EPS) for the second quarter of 1999 were $0.46, based on 135,491,324 average shares outstanding, or 12.2% higher than $0.41 reported on the second quarter of 1998, based on 135,497,786 average shares outstanding. Net earnings for the first quarter of 1999 were $63.7 million, or $0.45 per common share, based on 135,709,287 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 1999 were 1.08% and 15.53%, respectively, compared with 1.16% and 15.50% for the same period in 1998 and 1.14% and 16.03% for the first quarter of 1999.

The Corporation's results of operations for the quarter ended June 30, 1999, when compared with the same quarter in 1998, reflected an increase of $24.5 million in net interest income coupled with an increase of $14.0 million in other revenues. These improvements were partially offset by rises of $30.2 million in operating expenses and $3.1 million in the provision for loan losses.

For the first six months of 1999, the Corporation's net earnings rose to $127.6 million, compared with $112.3 million for the same period in 1998. EPS for the first six months of 1999 were $0.91 compared with $0.80 for the same period of 1998. ROA and ROE for the period ended June 30,1999 were 1.11% and 15.78% respectively, compared with 1.15% and 15.43% for the same period last year.

NET INTEREST INCOME

Net interest income for the second quarter of 1999 reached $238.9 million, compared with $214.4 million reported in the same period of 1998 and $236.2 million for the first quarter of 1999. On a taxable equivalent basis, net interest income increased to $258.2 million from $231.3 million reported in the same quarter of 1998.

The growth of $26.9 million in net interest income on a taxable equivalent basis from the second quarter of 1998 resulted from a $40.6 million increase due to a higher volume of earning assets, partially offset by a $13.7 million decrease due to a lower net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the second quarter of 1999, as compared with the same quarter in 1998.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT
BASIS
QUARTER ENDED ON JUNE 30,


                                                                                                                  Variance
    Average Volume                    Average Yields                                      Interest             attributed to
-------------------------------------------------------                          -----------------------------------------------
   1999      1998    Variance   1999     1998  Variance                           1999      1998   Variance    Rate    Volume
-------------------------------------------------------                          -----------------------------------------------
       ($ in millions)                                                                           (in thousands)
  $ 1,104   $   764   $  340    2.73%    4.84%  (2.11%)Money market investments  $  7,501  $  9,191  $(1,690) $(5,173)   $ 3,483
    7,403     6,127    1,276    6.65     7.06   (0.41) Investment securities      122,926   107,912   15,014   (6,595)    21,609
      328       264       64    6.17     6.77   (0.60) Trading                      5,041     4,445      596     (418)     1,014
-------------------------------------------------------                          -----------------------------------------------
    8,835     7,155    1,680    6.14     6.81   (0.67)                            135,468   121,548   13,920  (12,186)    26,106
-------------------------------------------------------                          -----------------------------------------------
                                                        Loans:
    6,336     5,036    1,300    9.04     9.21   (0.17)   Commercial               142,867   115,577   27,290   (2,054)    29,344
      639       659      (20)  12.25    12.22    0.03    Leasing                   19,559    20,137     (578)      46       (624)
    3,515     2,902      613    8.04     8.66   (0.62)   Mortgage                  70,644    62,846    7,798   (4,760)    12,558
    3,201     3,018      183   13.02    13.21   (0.19)   Consumer                 104,199    99,629    4,570   (2,311)     6,881
-------------------------------------------------------                          -----------------------------------------------
   13,691    11,615    2,076    9.87    10.28   (0.41)                            337,269   298,189   39,080   (9,079)    48,159
-------------------------------------------------------                          -----------------------------------------------
  $22,526   $18,770   $3,756    8.40%    8.96%  (0.56)%  TOTAL EARNING ASSETS    $472,737  $419,737  $53,000 $(21,265)   $74,265
=======================================================                          ===============================================
                                                       Interest bearing
                                                       deposits:
  $ 1,720   $ 1,466     $254    3.08%    3.37%  (0.29)%  NOW and money market    $ 13,207  $ 12,321  $   886  $(1,103)   $ 1,989
    4,116     3,745      371    2.93     3.09   (0.16)   Savings                   30,085    28,832    1,253   (1,971)     3,224
    4,899     4,392      507    5.48     5.54   (0.06)   Time deposits             66,856    60,623    6,233      192      6,041
-------------------------------------------------------                          -----------------------------------------------
   10,735     9,603    1,132    4.12     4.25   (0.13)                            110,148   101,776    8,372   (2,882)    11,254
-------------------------------------------------------                          -----------------------------------------------
    6,030     4,306    1,724    4.87     5.43   (0.56) Short-term borrowings       73,137    58,329   14,808   (6,706)    21,514
    1,626     1,579       47    7.71     7.20    0.51  Medium and long-term debt   31,265    28,366    2,899    2,059        840
-------------------------------------------------------                          -----------------------------------------------

   18,391    15,488    2,903    4.68     4.88   (0.20)  TOTAL INTEREST-BEARING    214,550   188,471   26,079   (7,529)    33,608
                                                          LIABILITIES
    3,081     2,593      488                            Demand deposits
    1,054       689      365                            Other sources of funds
-------------------------------------------------------                          -----------------------------------------------
  $22,526   $18,770   $3,756    3.82%    4.03%  (0.21)%
=======================================================
                                4.58%    4.93%  (0.35)% NET INTEREST MARGIN
                             ==========================
                                                        NET INTEREST INCOME       258,187   231,266   26,921 ($13,736)   $40,657
                                                                                                             ===================
                                3.72%    4.08%  (0.36)% NET INTEREST SPREAD
                             ==========================
                                                        Taxable equivalent
                                                        adjustment                 19,336    16,874    2,462
                                                                                 ---------------------------
                                                        Net interest income      $238,851  $214,392  $24,459
                                                                                 ===========================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase of $3.8 billion in average earning assets was primarily related to the increase in loans, which accounted for $2.1 billion of the total increase. As seen in Table B, the commercial and mortgage portfolios reflected the major growth, mostly due to the sustained business expansion of the Corporation and to the acquisitions made by the Corporation in California, Illinois and the Dominican Republic during the second half of 1998.

The increase in average investment securities, when compared with the second quarter of 1998, mostly relates to an attractive environment for investments and arbitrage activities, which has driven the Corporation to invest in mortgage-backed securities, which carry a higher return, and U.S. Government agencies obligations. The income derived from the latter is exempt for income tax purposes in Puerto Rico.

The average yield on earning assets, on a taxable equivalent basis, decreased 56 basis points from 8.96% for the second quarter of 1998 to 8.40% during the second quarter of 1999. This decline resulted primarily from a lower yield on loans, which decreased by 41 basis points, and to a higher proportion of investment securities within the Corporation's earning assets, which carry a lower yield. The reduction in the average yield on earning assets mostly resulted from a lower interest rate scenario and a strong competitive environment.

The increase in average interest bearing liabilities for the second quarter of 1999, as compared with the same quarter in 1998, was mostly reflected in average short-term borrowings and interest bearing deposits, mainly certificates of deposits. The increase in borrowings was used to finance the loan growth and the expansion of the Corporation and was also due to arbitrage opportunities undertaken during the quarter.

The increase in average interest bearing deposits partially relates to funds that entered into the banking system in Puerto Rico during the latter part of 1998, attributed to payments by insurance companies and federal government agencies for claims after hurricane Georges hit the island. The level of deposits in Banco Popular de Puerto Rico has remained steady since then. Also, the operations acquired during the second half of 1998, contributed with $484 million in interest bearing deposits at their respective acquisition dates.

The average cost of interest bearing liabilities decreased 20 basis points when compared with the same quarter of 1998. The decrease is mostly attributed to the lower interest rate scenario that prevailed during the first half of 1999 as compared with the same period in 1998.

The decrease in the yield on earning assets, particularly in the loan portfolio, together with a higher volume of investments funded with short-term borrowings caused the net interest yield, on a taxable equivalent basis, to decrease 35 basis points this quarter compared with the second quarter of 1998.

For the six-month period ended June 30, 1999, net interest income, on a taxable equivalent basis, increased $55.0 million, compared with the same period of 1998. The increase in the average volume of earning assets, partially offset by an increase in the average volume of interest bearing liabilities, caused a positive variance of $80.5 million, which was offset by a negative variance of $25.5 million due to changes in rates and the mix of the portfolios.

As shown in Table C average earning assets increased by $3.5 billion for the six-month period ended June 30, 1999, when compared with $18.6 billion reported in the same period of 1998, of which 55% represented an increase in average loans and 35% in investment securities. Average interest bearing liabilities increased $2.7 billion when compared with the six-month period ended June 30, 1998. The continued growth of the Corporation and the aforementioned acquisitions in the latter part of 1998, were responsible for this growth.

TABLE C

ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS

YEAR-TO-DATE JUNE 30,

                                                                                                                   Variance
     Average Volume               Average Yields                                        Interest                attributed to
-----------------------------------------------------                         -------------------------------------------------
     1999     1998  Variance  1999     1998  Variance                             1999      1998   Variance     Rate    Volume
-----------------------------------------------------                         -------------------------------------------------
           ($ in millions)                                                                     (in thousands)
  $ 1,037  $   732  $  305     3.00%   4.97%  (1.97)% Money market investments $ 15,433  $ 18,052  $ (2,619) $ (8,929) $  6,310

    7,224    6,021   1,203     6.84    7.07   (0.23)  Investment securities     246,274   211,455    34,819    (6,378)   41,197

      323      262      61     6.34    6.79   (0.45)  Trading                    10,146     8,819     1,327      (624)    1,951
---------------------------------------------------                           -------------------------------------------------
    8,584    7,015   1,569     6.36    6.83   (0.47)                            271,853   238,326    33,527   (15,931)   49,458
---------------------------------------------------                           -------------------------------------------------
                                                     Loans:
    6,226    4,988   1,238     9.08    9.28   (0.20)  Commercial                280,418   229,616    50,802    (5,044)   55,846

      630      624       6    12.67   12.63    0.04   Leasing                    39,917    39,410       507       114       393

    3,417    2,887     530     8.09    8.69   (0.60)  Mortgage                  138,122   125,434    12,688    (9,181)   21,869

    3,180    3,043     137    13.03   13.10   (0.07)  Consumer                  206,528   198,667     7,861    (3,092)   10,953
---------------------------------------------------                           -------------------------------------------------
   13,453   11,542   1,911     9.93   10.32   (0.39)                            664,985   593,127    71,858   (17,203)   89,061
---------------------------------------------------                           -------------------------------------------------
  $22,037  $18,557  $3,480     8.54%   9.00%  (0.46)%  TOTAL EARNING ASSETS    $936,838  $831,453  $105,385  $(33,134) $138,519
===================================================                           =================================================
                                                     Interest bearing deposits:

  $ 1,697  $ 1,423  $  274     3.12%   3.36%  (0.24)%  NOW and money market    $ 26,243  $ 23,719  $  2,524  $ (1,770) $  4,294
    4,139    3,693     446     2.91    3.08   (0.17)   Savings                   59,709    56,487     3,222    (3,680)    6,902
    4,825    4,342     483     5.64    5.52    0.12    Time deposits            135,018   118,901    16,117     4,860    11,257
---------------------------------------------------                           -------------------------------------------------
   10,661    9,458   1,203     4.18    4.25   (0.07)                            220,970   199,107    21,863      (590)   22,453
---------------------------------------------------                           -------------------------------------------------
    5,708    4,198   1,510     5.03    5.50   (0.47)  Short-term borrowings     142,512   114,577    27,935    (9,271)   37,206
    1,632    1,680    (48)     7.28    7.01    0.27   Medium and long-term debt  59,024    58,451       573     2,217    (1,644)
---------------------------------------------------                          --------------------------------------------------

   18,001   15,336   2,665     4.73    4.89   (0.16)  TOTAL INTEREST-BEARING    422,506   372,135    50,371    (7,644)   58,015
                                                      LIABILITIES
    3,037    2,544     493                            Demand deposits
      999      677     322                            Other sources of funds
---------------------------------------------------                           -------------------------------------------------
  $22,037  $18,557  $3,480     3.87%   4.03%  (0.16)%
===================================================
                               4.67%   4.97%  (0.30)%  NET INTEREST MARGIN
                           ========================
                                                       NET INTEREST INCOME      514,332   459,318    55,014  $(25,490) $ 80,504
                                                                                                             ==================
                               3.81%   4.11%  (0.30)%  NET INTEREST SPREAD
                           ========================
                                                       Taxable equivalent
                                                       adjustment                39,243    32,222     7,021
                                                                              -----------------------------
                                                       Net interest income     $475,089  $427,096  $ 47,993
                                                                              =============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

===============================================================================

The decline in the yield on earning assets, on a taxable equivalent basis, partially offset by a decline in the cost of interest bearing liabilities, resulted in a lower net interest yield by 30 basis points to 4.67% reported for the first six months of 1999. As previously explained, the decline in the net interest margin was mostly the result of a lower interest rate scenario that prevailed during the first six months of 1999 as compared to 1998 and the arbitrage activities undertaken by the Corporation to take advantage of market conditions.

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

Based on the results of the sensitivity analysis as of June 30, 1999, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $9.8 million increase and the change for the same period utilizing a hypothetical declining rate scenario was a decrease of $6.5 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the second quarter of 1999, increased $3.1 million or 9.3% when compared with the same period of 1998. For the six-month period ended June 30, 1999 the provision totaled $72.4 million, an increase of $5.3 million or 7.9% compared with the same period in 1998. The rise in the provision for loan losses was due to the growth of $2.1 billion in the Corporation's loan portfolio from June 30, 1998 to the same date this year, and increases in non-performing assets and net charge-offs.

As shown in Table D, net charge-offs for the second quarter of 1999, increased $4 million or 14.6% when compared with the same quarter of 1998. Net charge-offs represented 0.91% of average loans for the quarter ended June 30, 1999, compared with 0.94% for the same period in 1998. The increase in net charge-offs was principally the result of the growth in the loan portfolios.

Net losses for the quarter were principally in the commercial and consumer loan portfolios. Commercial loans net charge-offs increased $2.5 million for the quarter ended June 30, 1999, when compared with the same quarter of 1998. Commercial loans net charge-offs, including construction loans, represented 0.51% of average commercial loans for the quarter ended June 30, 1999, compared with 0.46% for the same quarter last year. This increase is mostly the result of a $3 million charge-off of a commercial relationship in our New York banking operations.

Consumer loans net charge-offs rose $1.0 million, representing 2.62% of average consumer loans for the quarter ended June 30, 1999, compared with 2.65% for the second quarter of 1998. The increase in consumer loans net charge-offs was mostly related to the growth in the consumer loan portfolio.

Net charge-offs for the six-month period ended June 30, 1999, reached $57.1 million or 0.85% of average loans, compared with $54.7 million or 0.95% for the same period of 1998. The increase in net credit losses was related to the commercial loan portfolio, which reflected a rise of $4.9 million mostly due to the aforementioned net charge-off in our New York banking operations. Partially offsetting this increase was a reduction in consumer loans net charge-offs of $3.2 million. The decrease in net charge-offs in the consumer loan portfolio was principally the result of a decline in the delinquency levels and bankruptcy filings for the six-month period ended June 30, 1999, when compared to the same period last year.

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

TABLE D

ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                          SECOND QUARTER                       FIRST SIX MONTHS
(Dollars in thousands)                               1999                1998               1999               1998
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                    $277,116             $217,708           $267,249           $211,651
Provision for loan losses                           36,631               33,524             72,402             67,089
                                                  -------------------------------------------------------------------
                                                   313,747              251,232            339,651            278,740
                                                  -------------------------------------------------------------------
Losses charged to the allowance:
   Commercial                                       14,026                9,558             25,322             19,549
   Construction                                         --                   65                500                190
   Lease financing                                   5,795                4,954             11,641             11,139
   Mortgage                                            910                  789              1,853              1,281
   Consumer                                         26,180               25,039             46,752             47,519
                                                  -------------------------------------------------------------------
                                                    46,911               40,405             86,068             79,678
                                                  -------------------------------------------------------------------
Recoveries:
   Commercial                                        5,786                3,861              8,758              7,901
   Construction                                         89                    1                 91                 41
   Lease financing                                   4,547                4,245              8,465              7,991
   Mortgage                                             88                   55                382                174
   Consumer                                          5,244                5,056             11,311              8,876
                                                  -------------------------------------------------------------------
                                                    15,754               13,218             29,007             24,983
                                                  -------------------------------------------------------------------

Net loans charged-off (recovered):
   Commercial                                        8,240                5,697             16,564             11,648
   Construction                                        (89)                  64                409                149
   Lease financing                                   1,248                  709              3,176              3,148
   Mortgage                                            822                  734              1,471              1,107
   Consumer                                         20,936               19,983             35,441             38,643
                                                  -------------------------------------------------------------------
                                                    31,157               27,187             57,061             54,695
                                                  -------------------------------------------------------------------

Balance at end of period                          $282,590             $224,045           $282,590           $224,045
                                                  ===================================================================

Ratios:
   Allowance for losses to loans                      2.03%                1.91%              2.03%              1.91%
   Allowance to non-performing assets                93.26                99.79              93.26              99.79
   Allowance to non-performing loans                103.51               109.70             103.51             109.70
   Non-performing assets to loans                     2.18                 1.91               2.18               1.91
   Non-performing assets to total assets              1.28                 1.12               1.28               1.12
   Net charge-offs to average loans                   0.91                 0.94               0.85               0.95
   Provision to net charge-offs                       1.18x                1.23x              1.27x              1.23x
   Net charge-offs earnings coverage                  3.87                 4.13               4.24               4.03

As shown in Table D, the allowance for loan losses at June 30, 1999, amounted to $283 million, representing 2.03% of loans, compared with $224 million or 1.91% at the same date last year, and $267 million or 2.04% at December 31, 1998. The rise in the allowance coverage ratio when compared with the same date last year was mainly the result of the inclusion of BF which has a higher ratio of allowance to cover potential losses, as it is considered a higher risk portfolio. Although the ratio of allowance to loans shows a slight decrease from December 31, 1998, the Corporation allowance position is considered adequate since a significant portion of the increase in loans has been attained in the mortgage portfolio where the Corporation historically has not experienced significant losses. Table D provides a summary of activity in the allowance for losses and shows selected loan loss statistics for the quarters and the six-month periods ended June 30, 1998 and 1999. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 1999 and June 30, 1998.

                                                       June 30, 1999                           June 30, 1998
                                                       -------------                           -------------

                                                Recorded            Valuation          Recorded           Valuation
                                               Investment           Allowance         Investment          Allowance
                                               ----------           ---------         ----------          ---------
                                                                            (In millions)
Impaired loans:

  Valuation allowance required                    $132                 $ 30               $104               $ 28
  No valuation allowance required                   35                                      36
                                                  ----                 ----               ----               ----

          Total impaired loans                    $167                 $ 30               $140               $ 28
                                                  ====                 ====               ====               ====

Average impaired loans during the second quarter of 1999 and 1998 were $170 million and $131 million, respectively. The Corporation recognized interest income on impaired loans of $1.6 million, and $1.5 million, respectively, for the quarters ended June 30, 1999 and 1998.

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

As shown in Table E, the rise in non-performing assets when compared with amounts reported as of June 30, 1998, was reflected mostly in non-performing commercial, consumer and mortgage loans which rose $36 million, $16 million and $16 million, respectively, when compared with amounts reported as of June 30, 1998. Non-performing assets increased $7 million when compared to amounts reported as of December 31, 1998. Non-performing assets as a percentage of total loans amounted to 2.18% as of June 30, 1999, compared with 1.91% at the same date in 1998 and 2.26% as of December 31, 1998.

TABLE E

NON-PERFORMING ASSETS

----------------------------------------------------------------------------------------------
                                                   JUNE 30,        December 31,      June 30,
                                                     1999              1998            1998
----------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial
  and agricultural                                 $152,233          $142,515        $115,767
Lease financing                                       3,053             4,937           2,665
Mortgage                                             70,264            68,527          54,523
Consumer                                             47,457            46,626          31,282
Renegotiated accruing loans                                               578
Other real estate                                    30,018            32,693          20,284
                                               -----------------------------------------------

                 Total                             $303,025          $295,876        $224,521
                                               ===============================================

Accruing loans past-due
  90 days or more                                  $ 23,206          $ 24,426        $ 22,896
                                               ===============================================

Non-performing assets to loans                         2.18%             2.26%           1.91%
Non-performing assets to assets                        1.28              1.28            1.12

The increase of $79 million in non-performing assets from June 30, 1998, was due in part to the inclusion of $34 million of non-performing assets of BF and to other operations acquired in the second half of 1998. Those increases were mainly the result of implementing the Corporation's more conservative non-accrual policy. Non-performing commercial loans increased $36 million as compared with June 30, 1998, after including $19 million of non-performing commercial loans of BF. Also, the banking operations in Puerto Rico and the U.S. Virgin Islands reflected an increase of $3 million, mostly as a result of the continued growth in these portfolios. The banking operations in the U.S. mainland reflected an increase of $14 million in non-performing commercial loans mainly as a result of the aforementioned acquisitions. Non-performing mortgage loans increased $16 million, principally due to a rise of $6 million in non-performing mortgage loans at Equity One and $5 million in Puerto Rico and the U.S. Virgin Islands. The non-performing consumer loan portfolio also showed a rise, principally due to an increase of $4 million in Popular Finance and the inclusion of $8 million in non-performing assets of BF. Due to the higher risk nature of BF's loan portfolio, the non-performing loans of this banking subsidiary have been substantially reserved at June 30, 1999.

At June 30, 1999, the allowance for loan losses as a percentage of non-performing assets was 93.3% compared with 99.8% at June 30, 1998 and 90.3% at December 31, 1998.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at June 30, 1999, would have been $222 million or 1.60% of loans, and the allowance for loan losses would have been 127.0% of non-performing assets. At June 30, 1998 and December 31, 1998, adjusted non-performing assets would have been $166 million and $227 million, respectively, or 1.41% and 1.73% of loans.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains, amounted to $87.2 million for the three-month period ended June 30, 1999, compared with $68.5 million for the same period in 1998. As seen on Table F, the rise in other income was principally driven by an increase of $10.9 million in other service fees, $4.2 million in service charges on deposit accounts, and $3.6 million in other operating income. For the six-month periods ended June 30, 1999 and 1998, these revenues were $174.1 million and $134.9 million, respectively.

Service charges on deposit accounts reflect higher activity on commercial and retail accounts and a higher volume of deposits mostly resulting from the Corporation's business expansion and acquisitions. Other service fees, which represented 45.7% of non-interest income for the second quarter of 1999, increased $10.9 million or 37.7% from the amount reported in 1998. This increase is mostly attributed to the expansion of the Corporation's operations in the U.S. due to the acquisitions made during the latter part of 1998, and the growth in the credit card and retail financial businesses. As shown in Table F, the increase in other service fees from the same quarter last year is primarily attributed to the rise in check cashing and credit card fees and discounts. The increase in the check cashing category is basically driven by the expansion of the Corporation's retail financial services subsidiary, which provides services such as check cashing, money transfers to other countries, money order sales and processing of payments. This subsidiary operated 48 stores in four states plus 32 mobile units at the end of the second quarter of 1999, compared with 15 stores and no mobile units as of June 30, 1998. Credit card net sales and the number of credit card active accounts rose 35.3% and 30.7%, respectively, as compared with June 30,1998. For the six-month period ended June 30, the credit card net sales increased 33.8% when compared to prior year. The launching of the new Banco Popular American Express card in Puerto Rico in August 1998, as well as the growth of the credit card business in the U.S. mainland has been critical to this rise.

TABLE F
OTHER OPERATING INCOME

                                                         Second Quarter                        Year-to-Date
------------------------------------------------------------------------------------------------------------------------
                                                1999         1998         Change       1999         1998         Change
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts            $29,731      $25,494      $ 4,237     $ 57,980     $ 50,832      $ 7,148

Other service fees:
   Credit cards fees and discounts              12,105        8,742        3,363       23,004       16,809        6,195
   Credit life insurance fees                    1,483        2,184         (701)       3,655        4,250         (595)
   Debit card fees                               5,323        4,547          776       10,417        8,659        1,758
   Sale and administration of investment
     products                                    4,027        3,304          723        8,526        6,082        2,444
   Mortgage servicing fees, net of
     amortization                                2,584        2,287          297        5,568        4,679          889
   Trust fees                                    2,595        2,237          358        5,056        4,237          819
   Check cashing fees                            3,802          407        3,395        6,602          520        6,082
   Other fees                                    7,772        5,110        2,662       14,772        9,755        5,017
                                          ------------------------------------------------------------------------------
      Subtotal                                  39,691       28,818       10,873       77,600       54,991       22,609

 Other income                                   17,800       14,214        3,586       38,531       29,116        9,415
                                          ------------------------------------------------------------------------------

      Total                                    $87,222      $68,526      $18,696     $174,111     $134,939      $39,172
                                          ==============================================================================

Other fees increased $2.7 million mainly driven by the subsidiaries acquired after the second quarter of 1998. The increase in debit card fees, which consist primarily of rental income of point-of-sale (POS) terminals and interchange income, mainly resulted from the sustained growth in the number of POS terminals and the volume of transactions, which rose from a monthly average volume of 3.8 million in June 1998 to 4.9 million a year later. In addition, fees related to the sale and administration of investment products increased, mostly as a result of the issuance of mutual funds. Partially offsetting these increases, was a decline in credit life insurance fees resulting from the enactment of a statute, effective April 1999, that requires financial institutions in Puerto Rico to reimburse the unearned portion of the credit life insurance fee collected if the loan is prepaid.

The increase in other income mainly resulted from higher gains on sale of mortgage loans, increased revenues from the daily rental business and fees generated from the Corporation's joint venture in Puerto Rico's local telephone company.

For the second quarter of 1999, the Corporation recognized a net gain of $0.3 million in the sale of securities and a net trading account loss of $0.6 million, compared with profits of $3.0 million and $1.3 million, respectively, for the second quarter of 1998.

OPERATING EXPENSES

Operating expenses for the second quarter of 1999 were $205.2 million compared with $175.0 million for the same quarter in 1998, an increase of $30.2 million. For the first six months of 1999, operating expenses rose to $407.1 million from $347.4 million for the same period in 1998.

Personnel costs, the largest category of operating expenses, totaled $94.6 million for the second quarter of 1999, an increase of $12.0 million or 14.5% when compared with the same period of 1998. Salaries accounted for the largest portion of the increase in personnel costs rising $10.4 million. This rise resulted from increased employment levels due to the Corporation's business expansion and the acquisitions made after the second quarter of 1998, and normal merit adjustments. Full-time equivalent employees (FTE) amounted to 10,777 at the end of this quarter, up 1,634 from 9,143 FTEs at the same date in 1998.

Other operating expenses, excluding personnel costs, increased $18.2 million, reaching $110.6 million for the second quarter of 1999, compared with $92.4 million for the same period in 1998. This increase was reflected in professional fees, which rose $3.5 million when compared with the same quarter last year, mainly as a result of higher consulting fees, technical support fees and conversion costs related to business expansion and the reorganization of the U.S. operations. The increase of $3.3 million in business promotion is mainly related to aggressive marketing efforts to expand the mortgage banking business in Puerto Rico and to penetrate the Hispanic market in the U.S. Moreover, equipment expenses rose $3.1 million, mostly due to the Corporation's expenditures associated with new technology and system enhancements and the business and geographic expansion. Since the end of the second quarter of 1998, the Corporation increased its automated teller machine (ATM) network by 82 and 3,030 additional POS terminals were connected. The rise of $3.0 million in net occupancy expense also reflected the Corporation's growth and expansion.

In spite of a higher income before tax, income tax expense decreased $0.9 million from $21.2 million in the second quarter of 1998, primarily as a result of a higher volume of tax exempt income. The effective tax rate for the second quarter of 1999 decreased to 24.2% from 27.0% for the same period in 1998. For the six-month periods ended June 30, 1999 and 1998, income tax expense amounted to $42.7 million and $41.2 million, respectively.

IMPACT OF THE YEAR 2000 ISSUE

The Corporation, under the direction of the Year 2000 Office, has been actively engaged in modifying, converting, and testing its computer systems and date-sensitive operating equipment. It is also working with customers and business partners to ascertain their progress toward Year 2000 compliance. Internal auditors of the Corporation have verified and validated the work done in this important project, which has been classified as the top priority of the Corporation for 1999. As of June 30, 1999, the project was substantially completed as required by regulators.

A four phase action plan was used to drive the activities related with the information technology components (in-house processed core applications; data processing center computers, software and equipment; networks and communication backbones; decentralized managed applications; personal computers with their corresponding software) and date-sensitive operating equipment as explained below:

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

INFORMATION TECHNOLOGY

As of June 30, 1999, the information technology action plan was 98% completed. Following is a summarized report of actual results by phase, including both mission critical and non-mission critical systems, and what is expected to be achieved during the next quarter.


                                                          Actual                Projected
                                                    ----------------    --------------------------
                                                         6/30/99          6/30/99       9/30/99
                                                    ----------------    --------------------------
                          Assessment                       100%             100%           --
                          Renovation                        99%             100%           --
                          Validation                        98%             100%           --%
                          Implementation                    96%              99%          100%


The expected completion dates are based on assumptions of future events considering the continued availability of resources and the completion of work by third parties. Even though the Corporation feels that as of June 30, 1999, is substantially Year 2000 complaint, there is no guarantee that these estimates will be achieved.

NON-INFORMATION TECHNOLOGY

The action plan of date-sensitive operating equipment, including specialized banking equipment such as ATMs, statement rendering and check processing machines, was 100% completed as of June 30, 1999.

Significant third parties with which the Corporation interfaces with regard to the Year 2000 problem include customers and business partners (counterparties, technology vendors, service providers, payment and clearing systems, utilities, etc.). Unreadiness by these third parties would expose the Corporation to a potential loss, through impairment of business processes and activities.

The Corporation has assessed and is monitoring the progress of customers in their efforts to become Year 2000 compliant and the possible effects of their inability to become Year 2000 compliant. Also, the Corporation has assessed and is monitoring and testing the progress of its business partners and counterparties to determine whether they will be able to successfully interact with the Corporation in the Year 2000.

As of June 30, 1999, the processing service bureaus of the Corporation's operations in the United States have certified 100% of the applications presently used as Year 2000 complaint.

OVERALL STATE OF READINESS

As indicated earlier, at June 30, 1999, the Year 2000 plan, including information technology components, date-sensitive operating equipment, customers and business partners was substantially completed as 98% of the tasks had already been finished.

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

The Corporation's strategy was to focus on the assessment, renovation, validation, and implementation phases of its Year 2000 action plans so as to limit errors, and therefore the need to implement business resumption plans. Nevertheless, the Corporation has established company-wide business recovery plans to support critical business processes in case of an unforeseen hardware or software failure in the Year 2000. These business resumption plans include, among other things, a business impact analysis, prioritization of business processes, specific recovery strategies and alternative manual procedures for critical business processes. All business resumption plans for critical operations in Puerto Rico and the United States were completed and tested by June 30,1999.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The principal costs of the Year 2000 project are those associated with the renovation and validation phases. The major portion, however, was met from the existing resources through the deferral of technology projects, with the remainder representing incremental costs.

The Information Technology group was reinforced with additional programmers and other skilled technical personnel to ascertain the availability of the necessary resources. Other relevant incremental costs are the costs to contract external consultants to manage the renovation and validation of certain specific items and scheduled upgrades that were accelerated due to the Year 2000 issue. The Corporation is funding the project through operating cash flows. The related incremental costs, and the impact of the technology development initiatives being deferred were not material to the financial condition and results of operations of 1998, nor it is anticipated to be for 1999.

Management estimates the total incremental costs of achieving Year 2000 compliance to be approximately $11.2 million over the two-year period ending in December 31, 1999. Approximately $8.0 million had been incurred as of June 30, 1999, of which $2.9 million were incurred during the first six months of 1999. Of the above total of $8.0 million, $3.4 million are related to consultants contracted, $3.2 million for additional technical employees hired, $0.8 million for new hardware and software acquired and $0.6 million related with costs to contact customers, retain technical employees and other costs of the Year 2000 project.

Year 2000 costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events and other factors. However, there can be no guarantee that these estimates will be achieved and actual costs could differ materially from those projected.

BALANCE SHEET COMMENTS

Total assets as of June 30, 1999 were $23.7 billion compared with $20.0 billion and $23.2 billion at June 30, 1998 and December 31,1998, respectively.

The investment portfolio reached $7.1 billion as of June 30, 1999 compared with $7.2 billion as of December 31, 1998. The slight decline from the end of 1998 is mainly the result of a negative valuation allowance in the inventory of available-for-sale securities due to market conditions. The investment portfolio as of June 30, 1998 amounted to $6.0 billion. The increase from June 30, 1998 is mostly related to arbitrage opportunities undertaken by the Corporation. Money market investments and trading account securities increased $97 million and $70 million, respectively, when compared with June 30, 1998.

As shown in Table G, the loan portfolio increased $809 million as compared with December 31, 1998 and $2.1 billion when compared with June 30, 1998. The increase from June 30, 1998 was mostly related to the acquisitions in the U.S. mainland and the Dominican Republic and the sustained growth in Puerto Rico, particularly in the commercial loan portfolio. When compared with December 31, 1998, commercial loans contributed with $482 million to the growth in loans, which resulted principally from the continued marketing efforts directed to the retail and middle market, and the expansion in the United States. Despite the loan securitization of $125 million at Equity One during the first quarter of 1999, the mortgage loan portfolio continued its growth, rising $234 million from December 31, 1998, mostly due to significant mortgage loan origination and refinancing activity as a result of a favorable interest rate environment and increased marketing efforts. Consumer loans reflected an increase of $39 million from December 31, 1998, basically due to a rise in the credit card portfolio mostly achieved through the issuance of the Banco Popular American Express credit card in 1998, and marketing efforts both in Puerto Rico and the U.S.

TABLE G
LOANS ENDING BALANCES

--------------------------------------------------------------------------------------------
                                                  JUNE 30,       December 31,      June 30,
                                                   1999             1998            1998
--------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and                     $ 6,128,351      $ 5,646,027     $ 4,811,921
  Agricultural
Construction                                       293,845          257,786         251,264
Lease financing                                    663,146          645,280         629,588
Mortgage *                                       3,585,512        3,351,748       2,992,823
Consumer                                         3,216,538        3,177,954       3,067,617
                                           -------------------------------------------------

           Total                               $13,887,392      $13,078,795     $11,753,213
                                           =================================================

* Includes loans held-for-sale

Total deposits were $13.9 billion at June 30, 1999, an increase of $230 million when compared with the $13.7 billion reported at December 31, 1998. Most of the growth was realized in demand and savings deposits, which increased $102 million and $144 million, respectively, from December 31, 1998. At June 30, 1998 total deposits amounted to $12.1 billion.

Borrowed funds, including subordinated notes and capital securities, amounted to $7.7 billion at June 30, 1999, from $7.3 billion as of December 31, 1998 and $6.0 billion at June 30, 1998. The increase in borrowed funds from December 31, 1998 was mainly used to finance loan growth and arbitrage activities. Also, during the first six months of 1999 the Corporation issued $455 million in medium-term notes under the shelf registration filed with the Securities and Exchange Commission in 1997. These funds were used for payment of commercial paper and medium-term notes that matured during this quarter.

As part of the investment in BF, the Corporation recognized a minority interest of $20 million as of June 30, 1999, which represents the beneficial interest of the minority investors of BF. At December 31, 1998, this minority interest totaled $28 million. The decrease was mainly related to the increase in the ownership interest of the Corporation from 45% at December 31, 1998 to 57% at June 30, 1999.

The Corporation's stockholders' equity at June 30, 1999 was $1.65 billion compared with $1.71 billion and $1.59 billion at December 31, 1998 and June 30, 1998, respectively. The decrease in the stockholders' equity since December 31, 1998, was mostly due to the reduction of $116 million in accumulated other comprehensive income. Also, during the second quarter of 1999, the Corporation repurchased a total of 1,089,700 shares of its common stock under the stock repurchase program approved by its Board of Directors on May 8, 1997 for a cost of $33 million. The Corporation may continue repurchasing its common stock if market conditions so warrant.

The dividend payout ratio to common stockholders for the quarter ended June 30, 1999, was 30.70% compared with 26.90% for the same quarter last year and 28.42% for the year ended December 31, 1998.

Under the regulatory framework for prompt corrective action, banks and bank holding companies, which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well capitalized. As shown on Table H, the Corporation exceeds those regulatory risk-based capital requirements, due to the high level of capital and the conservative nature of the Corporation's assets.

The market value of the Corporation's common stock at June 30, 1999 was $30.31, compared with $34.00 at December 31, 1998 and $33.25 at June 30, 1998. The Corporation's market capitalization at June 30, 1999, was $4.1 billion compared with $4.6 billion as of December 31, 1998 and $4.5 billion at June 30, 1998.

TABLE H

CAPITAL ADEQUACY DATA

--------------------------------------------------------------------------------------------
                                                June 30,        December 31,       June 30,
                                                  1999              1998             1998
--------------------------------------------------------------------------------------------
(Dollars in thousands)

Risk-based capital

  Tier I capital                               $ 1,481,761     $ 1,450,187      $ 1,407,738

  Supplementary (Tier II) capital                  316,608         310,091          268,501
                                             -----------------------------------------------

       Total capital                           $ 1,798,369     $ 1,760,278      $ 1,676,239
                                             ===============================================
Risk-weighted assets

  Balance sheet items                          $13,773,374     $12,955,995      $11,146,081

  Off-balance sheet items                          512,093         443,926          253,461
                                             -----------------------------------------------
       Total risk-weighted assets              $14,285,467     $13,399,921      $11,399,542
                                             ===============================================
Ratios:

  Tier I capital (minimum required - 4.00%)          10.37%          10.82%           12.35%

  Total capital (minimum required - 8.00%)           12.59           13.14            14.70

  Leverage ratio (minimum required - 3.00%)           6.37            6.72             7.17



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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholder's Meeting on April 27, 1999, at which common stockholders elected the following seven directors: Juan J. Bermudez, Francisco J. Carreras, Richard L. Carrion, David H. Chafey Jr., Antonio Luis Ferre, Alberto M. Paracchini and Felix J. Serralles Jr.

All seven directors were elected for a three year term with favorable votes ranging from 87.16% to 88.34% of the voting shares issued and outstanding which amounted to 135,709,287 as of the record date, March 8, 1999. An 88.43% of the common shares issued an outstanding as of the mentioned record date, were represented at the meeting, which complied with the quorum required by law.

ITEM 5. OTHER INFORMATION

Effective July 1, 1999 the Corporation acquired GM Group. This company provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and selling and maintenance of computer software to clients in Puerto Rico, as well as Venezuela and the Dominican Republic. On August 3, 1999, the Corporation acquired 85% of the outstanding stock of Levitt Mortgage, a mortgage origination company doing business in Puerto Rico.

On August 4, 1999, a shelf registration filed by the Corporation with the Securities and Exchange Commission became effective. This shelf registration allows the Corporation to issue medium-term notes, debt securities and preferred stock in an aggregate amount of up to $1.5 billion. These securities are guaranteed by the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit No.                 Exhibit Description                                       Reference
     ----------                  -------------------                                       ---------

   19              Quarterly Report to Shareholders for the                              Exhibit "A"

                     period ended June 30, 1999


   27              Financial Data Schedule (for SEC use only)                            Exhibit "B"

  b) One report on Form 8-K was filed for the quarter ended June 30, 1999:
     --------------------------------------------------------------------

     Dated:              April 9, 1999

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


                                      POPULAR, INC.
                                      (Registrant)


Date:     August 16, 1999             By:S/ Jorge A. Junquera
     -----------------------             --------------------
                                         Jorge A. Junquera
                                         Senior Executive Vice President




Date:     August 16, 1999             By:S/ Amilcar L. Jordan
     -----------------------             --------------------
                                         Amilcar L. Jordan, Esq.
                                         Senior Vice President & Comptroller