Form 10-Q
period 1999-09-30
POPULAR INC
filed 1999-11-15
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10 - Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1999         Commission file number   0 - 13818
                  --------------------                                 ---------

                                  POPULAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Puerto Rico                                         66-041-6582
-----------------------                                 ------------------
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
                  Yes  [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                       135,754,292
   ----------------------------     -------------------------------------------
            (Title of Class)        (Shares Outstanding as of November 15, 1999)

                                  POPULAR, INC.

                                      INDEX


Part I - Financial Information                                                          Page
------------------------------                                                          ----

   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - September 30,
               1999, December 31, 1998 and September 30, 1998.                             3

              Unaudited consolidated statements of income - Quarters and nine
               months ended September 30, 1999 and 1998.                                   4

              Unaudited consolidated statements of comprehensive income -
               quarters and nine months ended September 30, 1999 and 1998.                 5

              Unaudited consolidated statements of cash flows - Nine months
               ended September 30, 1999 and 1998.                                          6

              Notes to unaudited consolidated financial statements.                      7-22

   Item 2.  Management's discussion and analysis of financial condition
                and results of operation.                                               23-41

   Item 3.  Quantitative and qualitative disclosures about market risk                    29


Part II - Other Information
----------------------------
   Item 1.  Legal proceedings                                                             41

   Item 2.  Changes in securities - None                                                 N/A

   Item 3.  Defaults upon senior securities - None                                       N/A

   Item 4.  Submission of matters to a vote of security holders - None                   N/A

   Item 5.  Other information - none                                                     N/A

   Item 6.  Exhibits and reports on Form 8-K                                              42

     ---       Signature                                                                  43

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                   SEPTEMBER 30,           December 31,          September 30,
(In thousands)                                                        1999                    1998                    1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                            $    719,681           $    667,707           $    543,565
-----------------------------------------------------------------------------------------------------------------------------

Money market investments:

Federal funds sold and securities and mortgages
  purchased under agreements to resell                                  789,592                910,430                720,511
Time deposits with other banks                                           47,501                 37,206                102,525
Banker's acceptances                                                        507                    262                    360
-----------------------------------------------------------------------------------------------------------------------------
                                                                        837,600                947,898                823,396
-----------------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value             6,938,363              7,020,396              6,223,460
Investment securities held-to-maturity, at cost                         311,914                226,134                258,032
Trading account securities, at market value                             337,300                318,727                253,129
Loans held-for-sale                                                     526,263                644,159                495,241
Loans                                                                13,945,910             12,783,609             12,217,822
 Less - Unearned income                                                 375,092                348,973                350,536
           Allowance for loan losses                                    288,382                267,249                245,382
-----------------------------------------------------------------------------------------------------------------------------
                                                                     13,282,436             12,167,387             11,621,904
-----------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                  442,162                424,721                408,919
Other real estate                                                        27,926                 32,693                 25,743
Customers' liabilities on acceptances                                    10,488                 15,937                 16,288
Accrued income receivable                                               159,415                156,314                141,184
Other assets                                                            371,268                263,992                242,472
Intangible assets                                                       310,767                274,292                220,260
-----------------------------------------------------------------------------------------------------------------------------
                                                                   $ 24,275,583           $ 23,160,357           $ 21,273,593
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                            $  2,994,189           $  3,176,309           $  2,665,500
   Interest bearing                                                  10,775,859             10,495,905              9,882,250
-----------------------------------------------------------------------------------------------------------------------------
                                                                     13,770,048             13,672,214             12,547,750
Federal funds purchased and securities sold
 under agreements to repurchase                                       4,157,275              4,076,500              3,469,382
Other short-term borrowings                                           2,294,827              1,639,082              1,504,316
Notes payable                                                         1,659,361              1,307,160              1,341,530
Acceptances outstanding                                                  10,488                 15,937                 16,288
Other liabilities                                                       407,981                437,760                391,826
-----------------------------------------------------------------------------------------------------------------------------
                                                                     22,299,980             21,148,653             19,271,092
-----------------------------------------------------------------------------------------------------------------------------
Subordinated notes                                                      125,000                125,000                125,000
-----------------------------------------------------------------------------------------------------------------------------

Preferred beneficial interests in Popular North America's
  junior subordinated deferrable interest debentures guaranteed
  by the Corporation                                                    150,000                150,000                150,000
-----------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                             23,281                 27,591                 30,609
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                        100,000                100,000                100,000
 Common stock                                                           827,045                825,690                825,200
 Surplus                                                                237,892                216,795                194,033
 Retained earnings                                                      656,407                530,481                510,046
 Treasury stock-at cost                                                 (60,151)               (39,559)               (39,559)
 Accumulated other comprehensive income (loss), net of
    deferred taxes of $(19,437) (December 31, 1998 -
    $25,101; September 30, 1998 - $34,882)                              (83,871)                75,706                107,172
-----------------------------------------------------------------------------------------------------------------------------
                                                                      1,677,322              1,709,113              1,696,892
-----------------------------------------------------------------------------------------------------------------------------
                                                                   $ 24,275,583           $ 23,160,357           $ 21,273,593
=============================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                     Quarter ended            Nine months ended
                                                                     September 30,              September 30,

(Dollars in thousands, except per share information)               1999          1998         1999          1998
-------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                           $349,295     $302,403    $1,011,067      $892,096
 Money market investments                                           8,272        9,566        23,705        27,585
 Investment securities                                            105,736       93,977       316,581       277,413
 Trading account securities                                         5,229        4,875        14,775        12,960
-------------------------------------------------------------------------------------------------------------------
                                                                  468,532      410,821     1,366,128     1,210,054
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                         113,303      101,239       334,273       300,346
 Short-term borrowings                                             84,071       66,611       226,584       181,189
 Long-term debt                                                    32,366       27,930        91,390        86,382
-------------------------------------------------------------------------------------------------------------------
                                                                  229,740      195,780       652,247       567,917
-------------------------------------------------------------------------------------------------------------------

Net interest income                                               238,792      215,041       713,881       642,137
Provision for loan losses                                          37,080       34,667       109,482       101,756
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               201,712      180,374       604,399       540,381
Service charges on deposit accounts                                29,935       26,344        87,915        77,176
Other service fees                                                 44,374       28,557       121,974        83,548
Gain on sale of securities                                             39        4,553           775         8,469
Trading account (loss) profit                                       (698)          506       (1,561)         2,486
Other operating income                                             23,373       14,261        61,904        43,379
-------------------------------------------------------------------------------------------------------------------
                                                                  298,735      254,595       875,406       755,439
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                          75,153       61,267       215,294       180,183
 Profit sharing                                                     5,485        5,618        17,888        17,565
 Pension and other benefits                                        18,752       17,433        56,883        52,621
-------------------------------------------------------------------------------------------------------------------
                                                                   99,390       84,318       290,065       250,369
 Net occupancy expense                                             15,469       12,260        44,442        35,558
 Equipment expenses                                                22,908       18,533        65,199        55,042
 Other taxes                                                        8,717        8,035        24,923        23,902
 Professional fees                                                 17,090       14,218        49,758        40,912
 Communications                                                    10,831        9,444        32,240        27,462
 Business promotion                                                11,916        9,751        35,125        26,884
 Printing and supplies                                              5,321        4,490        15,139        12,908
 Other operating expenses                                          14,949       10,679        41,602        32,483
 Amortization of intangibles                                        8,113        6,890        23,319        20,523
-------------------------------------------------------------------------------------------------------------------
                                                                  214,704      178,618       621,812       526,043
-------------------------------------------------------------------------------------------------------------------
Income before income tax and minority interest                     84,031       75,977       253,594       229,396
Income tax                                                         20,887       18,397        63,623        59,560
Net loss of minority interest                                      (1,066)           0        (1,880)            0
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $64,210      $57,580      $191,851      $169,836
===================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                             $62,123      $55,493      $185,589      $163,574
===================================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)                       $0.46        $0.41         $1.37         $1.21
===================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                      Quarter ended                Nine months ended
                                                                       September 30,                 September 30,

(In thousands)                                                     1999            1998            1999           1998
-------------------------------------------------------------------------------------------------------------------------

Net  Income                                                     $  64,210        $ 57,580       $ 191,851        $169,836
                                                                ---------------------------------------------------------

Other comprehensive income net of tax:
  Foreign currency translation adjustment                               2                            (893)
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising
     during the period net of tax of $(7,842) (1998 - $20,650)
     for the quarter and $(44,538) (1998 - $23,702) for the
     nine-month period                                            (43,867)         69,172        (158,365)         80,732
    Less: reclassification adjustment for gains or losses
      included in net income, net of tax of $8 (1998 -
      $239) for the quarter and $147 (1998 - $1,617)
      for the nine-month period                                        36           4,313             319           6,906
                                                                ---------------------------------------------------------

   Total other comprehensive income (Loss)                      $ (43,901)       $ 64,859       $(159,577)       $ 73,826
                                                                ---------------------------------------------------------

    Comprehensive income                                        $  20,309        $122,439       $  32,274        $243,662
                                                                =========================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          Nine months ended
                                                                                             September 30,

(In thousands)                                                                        1999                   1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   191,851           $    169,836
-------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization of premises and equipment                          51,930                 46,020
     Provision for loan losses                                                       109,482                101,756
     Amortization of intangibles                                                      23,319                 20,523
     Gain on sale of investment securities available-for-sale                           (775)                (8,469)
     Loss on disposition of premises and equipment                                       188                     46
     Gain on sale of loans                                                           (19,594)               (17,572)
     Amortization of premiums and accretion of discounts on investments                5,330                  2,057
     Decrease (increase) in loans held-for-sale                                      119,853               (230,038)
     Amortization of deferred loan fees and costs                                     (1,587)                  (284)
     Net increase in trading securities                                              (18,573)               (30,826)
     Net increase in interest receivable                                              (3,083)               (20,803)
     Net (increase) decrease in other assets                                         (58,391)                49,343
     Net increase (decrease) in interest payable                                       2,519                 (2,150)
     Net (decrease) increase in current and deferred taxes                           (44,639)                16,363
     Net increase in postretirement benefit obligation                                 6,370                  6,547
     Net decrease in other liabilities                                               (12,793)               (18,998)
-------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                    159,556                (86,485)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            351,407                 83,351
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                           110,297                 68,899
  Purchases of investment securities held-to-maturity                             (4,747,145)           (10,081,965)
  Maturities of investment securities held-to-maturity                             4,760,946             10,236,353
  Purchases of investment securities available-for-sale                           (5,164,587)            (4,243,287)
  Maturities of investment securities available-for-sale                           4,797,241              2,471,881
  Sales of investment securities available-for-sale                                  156,383                893,441
  Net disbursements on loans                                                      (2,027,339)            (1,122,887)
  Proceeds from sale of loans                                                        811,474                596,617
  Acquisition of loan portfolios                                                      (5,945)               (43,630)
  Assets acquired, net of cash                                                        (2,322)                (4,094)
  Cash received in acquisition                                                                               51,238
  Acquisition of premises and equipment                                              (78,465)               (74,473)
  Proceeds from sale of premises and equipment                                        13,337                 15,297
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (1,376,125)            (1,236,610)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in deposits                                                            97,835                439,009
  Net deposits acquired                                                                                      36,297
  Net increase in federal funds purchased and securities
   sold under agreements to repurchase                                                80,775                746,053
  Net increase in other short-term borrowings                                        654,912                162,064
  Proceeds from issuance of notes payable                                            474,212                  7,139
  Payments of notes payable                                                         (124,716)              (111,114)
  Dividends paid                                                                     (63,187)               (50,955)
  Proceeds from issuance of common stock                                               6,808                  5,180
  Treasury stock, acquired                                                           (49,947)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,076,692              1,233,673
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                               51,973                 80,414
Cash and due from banks at beginning of period                                       667,707                463,151
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                         $   719,681           $    543,565
===================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the U.S. and British Virgin Islands, New York, Illinois, New Jersey, Florida, California and Texas. The Corporation is also the principal shareholder of Banco Fiduciario, S.A. in the Dominican Republic with a 57% ownership interest therein. Furthermore, the Corporation is engaged in mortgage and consumer finance, lease financing, investment banking and broker/dealer activities, retail financial services and ATM processing services through its non-banking subsidiaries in Puerto Rico, the United States and Costa Rica. Also, effective July 1, 1999, the Corporation acquired GM Group. This company provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in Puerto Rico, as well as Venezuela and the Dominican Republic. Refer to note 10 to the consolidated financial statements for further information on the nature of operations of the Corporation by business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1999 presentation.

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

NOTE 3 - INVESTMENT SECURITIES

The average maturities as of September 30, 1999, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                                      September 30,
                                                                                      -------------
                                                                         1999                                     1998
                                                                         ----                                     ----
                                                            Amortized            Market             Amortized             Market
                                                               Cost              Value                 Cost               Value
                                                            ----------------------------------------------------------------------
                                                                                       (In thousands)
U.S. Treasury (average maturity of 1 year
  And 5 months)                                             $2,020,076          $2,020,396          $3,116,113          $3,180,266
Obligations of other U.S. Government
  Agencies and corporations (average
  Maturity of 6 years and 2 months)                          3,128,304           3,024,547           1,704,220           1,743,857
Obligations of Puerto Rico, States and
  Political subdivisions (average maturity
  of 9 years and 5 months)                                      76,410              75,534              54,227              56,593
Collateralized mortgage obligations (average
  Maturity of 23 years and 3 months)                         1,279,323           1,258,911             798,904             802,746
Mortgage-backed securities (average maturity
  of 22 years and 7 months)                                    347,661             351,740             367,484             376,165
Equity securities (without contractual maturity)               133,241             152,097              28,697              52,051
Others (average maturity of 9 years and 10 months)              55,548              55,138              11,761              11,782
                                                            ----------------------------------------------------------------------
                                                            $7,040,563          $6,938,363          $6,081,406          $6,223,460
                                                            ======================================================================


Investment securities held-to-maturity:

                                                                                    September 30,
                                                                                    -------------
                                                                         1999                              1998
                                                                         ----                              ----
                                                            Amortized          Market          Amortized          Market
                                                               Cost            Value              Cost            Value
                                                            --------------------------------------------------------------
                                                                                      (In thousands)
Obligations of other U.S. Government agencies and
   Corporations                                                                                 $  4,881          $  4,881
Obligations of Puerto Rico, States and
  Political subdivisions (average maturity
  of 10 years and 11 months)                                $ 62,863          $ 62,794            69,218            70,714
Collateralized mortgage obligations (average
  Maturity of 10 years and 11 months)                         19,780            19,872            35,171            35,343
Mortgage-backed securities (average maturity of
  3 years and 5 months)                                       25,181            25,353            36,182            37,551
Equity securities (without contractual maturity)              91,795            91,795            77,730            77,730

Others (average maturity of  4 years and 6 months)           112,295           107,911            34,850            34,865
                                                            --------------------------------------------------------------
                                                            $311,914          $307,725          $258,032          $261,084
                                                            ==============================================================

The expected maturity of collateralized mortgage obligations, mortgage-backed securities and certain other securities differs from their contractual maturities because they may be subject to prepayments.

NOTE 4 - PLEDGED ASSETS

Securities and insured mortgage loans of the Corporation of $4,777,406 (1998 - $4,833,416) are pledged to secure public and trust deposits and securities and mortgages sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 1999, amounted to $26,997 and $66,980 (1998 - $38,370 and $59,423). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 as of September 30, 1999 and 1998 consisted of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust 1 are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust 1 consisted of $154,640 of Junior Subordinated Debentures and a related accrued interest receivable of $7,512. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share of which 135,700,258 were issued and outstanding at September 30, 1999. During the third quarter of 1999, the Corporation repurchased a total of 573,300 shares of its common stock under the stock repurchase program approved by its Board of Directors on May 8, 1997. As of September 30, 1999, a total of 2,140,600 common shares with a total cost of $60,151 were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at September 30, 1999.

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

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $62,123 for the third quarter of 1999 (1998 - $55,493) and $185,589 for the nine months ended September 30, 1999 (1998
- $163,574), after deducting the dividends on preferred stock. EPS are based on 135,379,215 average shares outstanding for the third quarter of 1999 (1998 - 135,555,652) and 135,525,400 average shares outstanding for the first nine months of 1999 (1998 - 135,496,620).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 1999, the Corporation paid interest and income taxes amounting to $642,876 and $110,175, respectively (1998
- $575,885 and $80,810). In addition, the loans receivable transferred to other real estate and other property for the nine month period ended September 30, 1999, amounted to $8,470 and $9,991, respectively (1998 - $6,208 and $20,449).

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

The Corporation's mortgage and consumer finance segment includes those non-banking subsidiaries whose principal activity is originating mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One and Levitt Mortgage.

The Corporation's lease financing segment provides financing for vehicles and equipment through Popular Leasing and Rental, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide retail financial services, investment banking and broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software. It also includes the banking operations of Banco Fiduciario in the Dominican Republic.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the second quarter and nine-month period ended on September 30, 1999 and 1998.

                                             Mortgage and
                                 Commercial    Consumer       Lease
                                  banking      Finance      Financing       Other   Eliminations      Total
-------------------------------------------------------------------------------------------------------------
(In thousands)                                       Quarter ended September 30, 1999
-------------------------------------------------------------------------------------------------------------
Net interest income             $   204,616   $   23,751     $ 10,680   $     (233) $       (22)  $   238,792
Provision for loan losses            28,758        5,870        1,855          597                     37,080
Other income                         62,357       12,305        4,853       18,738       (1,230)       97,023
Amortization expense                  7,042          109          188          774                      8,113
Depreciation expense                 13,553          489        2,123          928                     17,093
Other operating expense, net
  of minority interest              146,315       18,555        6,721       17,512         (671)      188,432
Income tax                           16,048        3,978        1,863        (853)         (149)       20,887
-------------------------------------------------------------------------------------------------------------
   Net income                   $    55,257   $    7,055     $  2,783   $     (453) $      (432)  $    64,210
-------------------------------------------------------------------------------------------------------------
   Segment Assets               $20,698,974   $1,878,820     $734,328   $6,064,867  $(5,101,406)  $24,275,583
-------------------------------------------------------------------------------------------------------------

                                               Mortgage and
                                 Commercial    Consumer       Lease
                                 banking        Finance     Financing      Other      Eliminations     Total
-------------------------------------------------------------------------------------------------------------
(In thousands)                                  Nine-month period ended September 30, 1999
-------------------------------------------------------------------------------------------------------------
Net interest income             $   610,815   $   67,852     $ 32,027   $    3,222  $       (35)  $   713,881
Provision for loan losses            83,830       18,374        6,298          980                    109,482
Other income                        181,365       35,144       15,105       43,064       (3,671)      271,007
Amortization expense                 21,161          277          566        1,315                     23,319
Depreciation expense                 40,962        1,279        6,536        3,153                     51,930
Other operating expense, net
  of minority interest              432,292       53,262       18,483       41,540         (894)      544,683
Income tax                           48,525       10,653        5,833         (669)        (719)       63,623
-------------------------------------------------------------------------------------------------------------
   Net income                   $   165,410   $   19,151     $  9,416   $      (33) $    (2,093)  $   191,851
-------------------------------------------------------------------------------------------------------------
   Segment Assets               $20,698,974   $1,878,820     $734,328   $6,064,867  $(5,101,406)  $24,275,583
-------------------------------------------------------------------------------------------------------------

                                                Mortgage and
                                 Commercial      Consumer        Lease
                                  banking         Finance      Financing         Other         Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                       Quarter ended September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            $   184,435      $   20,820      $ 10,362      $     (555)       $       (21)      $   215,041
Provision for loan losses           26,260           5,826         2,581                                               34,667
Other income                        53,895           7,461         4,631           8,297                (63)           74,221
Amortization expense                 6,285             251           320              34                                6,890
Depreciation expense                13,069             387         1,982               8                               15,446
Other operating expense            132,182          14,148         5,841           4,237               (126)          156,282
Income tax                          13,387           3,100         1,675             219                 16            18,397
-----------------------------------------------------------------------------------------------------------------------------
   Net income                  $    47,147      $    4,569      $  2,594      $    3,244       $        26       $    57,580
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $18,102,016      $1,701,799      $661,323      $4,850,251       $(4,041,796)      $21,273,593
=============================================================================================================================


                                                Mortgage and
                                 Commercial      Consumer        Lease
                                  banking         Finance      Financing         Other         Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                     Nine-month period ended September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            $   551,995      $   62,039      $ 30,059      $   (1,905)       $       (51)      $   642,137
Provision for loan losses           77,585          16,267         7,904                                              101,756
Other income                       159,737          21,944        14,322          19,241               (186)          215,058
Amortization expense                18,817             751           960              (5)                              20,523
Depreciation expense                38,320           1,012         6,517             171                               46,020
Other operating expense            391,927          40,069        16,547          11,323               (366)          459,500
Income tax                          44,137          10,152         4,715             506                 50            59,560
-----------------------------------------------------------------------------------------------------------------------------
   Net income                  $   140,946      $   15,732      $  7,738      $    5,341        $        79       $   169,836
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $18,102,016      $1,701,799      $661,323      $4,850,251        $(4,041,796)      $21,273,593
=============================================================================================================================

GEOGRAPHIC INFORMATION

                                            Quarter ended                 Nine-month period ended
                                  September 30,     September 30,      September 30,       September 30,
                                       1999             1998                1999              1998
-------------------------------------------------------------------------------------------------------
                                                              (In thousands)
Revenues*
Puerto Rico                          $393,126          $357,038          $1,141,272          $1,050,987
United States                         144,262           115,299             409,944             335,663
Other                                  28,167            12,705              85,919              38,462
-------------------------------------------------------------------------------------------------------
Total consolidated revenues          $565,555          $485,042          $1,637,135          $1,425,112
=======================================================================================================

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit, and other income.

                                             SEPTEMBER 30,        September 30,
                                                 1999                 1998
-------------------------------------------------------------------------------
                                                      (IN THOUSANDS)
Selected Balance Sheet Information:
Puerto Rico
     Total assets                            $15,644,143          $15,557,641
     Loans                                     8,487,511            7,643,958
     Deposits                                  9,523,739            8,840,314
United States
     Total assets                            $ 6,026,379          $ 4,894,414
     Loans                                     4,943,027            4,080,455
     Deposits                                  3,380,518            2,897,508
Other
     Total assets                            $ 2,605,061          $   821,538
     Loans                                       666,543              638,114
     Deposits                                    865,791              809,928


NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, Banco Fiduciario, S.A. and Popular North America, Inc., including Popular Holdings USA, Inc. and its subsidiaries; Banco Popular North America and Banco Popular, National Association (Texas); Popular Cash Express, Inc. and Equity One, Inc. (second-tier subsidiaries), as of August 31, 1999 and 1998, and their related statement of income, cash flows and comprehensive income for the nine-month periods then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999, First State Bank of Southern California, The Bronson-Gore Bank in Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries which were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA. Banco Popular, National Association (Texas) is expected to be merged into BPNA to complete the reorganization. The financial information for 1998, presented below, was restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

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

                        POPULAR INTERNATIONAL BANK, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                     August 31,
                                                                     ----------

                                                             1999                1998
                                                             ----                ----

Assets:
  Cash                                                    $  275,119          $  234,336
  Money market investments                                   262,610              95,210
  Investment and trading securities                          390,973             390,760

Loans                                                      5,293,087           4,360,225
Less: Unearned income                                         80,003              67,698
      Allowance for loan losses                               96,557              62,290
                                                          ------------------------------
                                                           5,116,527           4,230,237
Other assets                                                 298,477             225,347
Intangibles assets                                           153,650              92,201
                                                          ------------------------------
    Total assets                                          $6,497,356          $5,268,091
                                                          ==============================

Liabilities and Stockholder's Equity:
  Deposits                                                $3,922,014          $3,150,192
  Short-term borrowings                                      846,489             704,851
  Notes payable                                              927,528             696,403
  Other liabilities                                           82,073              78,463
  Preferred beneficial interest in Popular North
    America's junior subordinated deferrable
    interest debentures guaranteed by the
    Corporation                                              150,000             150,000
  Minority interest in consolidated subsidiary                22,386              30,608
  Stockholder's equity                                       546,866             457,574
                                                          ------------------------------
    Total liabilities and stockholder's equity            $6,497,356          $5,268,091
                                                          ==============================

                        POPULAR INTERNATIONAL BANK, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                            Quarter ended                     Nine months ended
                                              August 31,                          August 31,
                                              ----------                          ----------

                                        1999              1998              1999              1998
                                        ----              ----              ----              ----
Income:

   Interest and fees                  $131,710          $100,476          $380,448          $293,206
   Other income                         28,962            15,376            81,128            45,136
                                      --------------------------          --------------------------

      Total income                     160,672           115,852           461,576           338,342
                                      --------------------------          --------------------------

Expenses:

   Interest expense                     68,977            49,966           197,107           144,797
   Provision for loan losses            11,891            10,443            32,886            28,992
   Operating expenses                   73,677            50,823           214,696           142,836
                                      --------------------------          --------------------------

      Total expenses                   154,545           111,232           444,689           316,625
                                      --------------------------          --------------------------

Income before income tax                 6,127             4,620            16,887            21,717
Income tax                               2,236             2,444             7,551             9,536
                                      --------------------------          --------------------------

                                      $  3,891          $  2,176          $  9,336          $ 12,181
                                      ==========================          ==========================

                        POPULAR INTERNATIONAL BANK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Nine months ended
                                                                                         August 31,

(In thousands)                                                                   1999                1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $     9,336           $  12,181
------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization of premises and equipment                      10,242               6,181
     Provision for loan losses                                                    32,886              28,992
     Amortization of intangibles                                                  10,363               7,397
     Gain on sale of investment securities available-for-sale                       (627)             (2,573)
     Gain on disposition of premises and equipment                                    (5)                (25)
     Gain on sale of loans                                                       (19,590)            (12,215)
     Amortization of premiums and accretion of discounts
      on investments                                                                   4                 188
     Decrease (increase) in loans held-for-sale                                  193,072            (113,554)
     Amortization of deferred loan fees and costs                                 (2,571)              1,020
     Net increase in interest receivable                                            (491)             (3,363)
     Net increase in other assets                                                (19,299)             (6,996)
     Net decrease in interest payable                                             (6,858)            (10,409)
     Net (decrease) increase in current and deferred taxes                          (570)              2,272
     Net (decrease) increase in other liabilities                                (21,138)             24,756
------------------------------------------------------------------------------------------------------------
Total adjustments                                                                175,418             (78,329)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        184,754             (66,148)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in money market investments                                      (105,051)            (85,983)
  Purchases of investment securities held-to-maturity                                                    (94)
  Maturities of investment securities held-to-maturity                            53,869
  Purchases of investment securities available-for-sale                       (1,556,009)           (764,028)
  Maturities of investment securities available-for-sale                       1,568,283             742,816
  Sales of investment securities available-for-sale                               73,622             121,788
  Net disbursements on loans                                                  (1,405,531)           (771,785)
  Proceeds from sale of loans                                                    811,474             449,807
  Capital contribution to subsidiaries                                                              (155,221)
  Assets acquired, net of cash                                                                        (4,094)
  Acquisition of loan portfolios                                                                      (5,228)
  Cash received in acquisition                                                                        51,238
  Acquisition of premises and equipment                                          (17,800)            (13,781)
  Proceeds from sale of premises and equipment                                     1,272                 754
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (575,871)           (433,811)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in deposits                                                       194,671             179,844
  Net deposits acquired                                                                               36,297
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase                                          (172,213)            166,450
  Net increase in other short-term borrowings                                     82,859              70,403
  Proceeds from issuance of notes payable                                        281,206              72,806
  Payments of notes payable                                                      (20,446)            (67,719)
  Capital contribution received from Parent company                                                  155,221
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        366,077             613,302
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                               (25,040)            113,343
Cash and due from banks at beginning of period                                   300,159             120,993
------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                     $   275,119           $ 234,336
============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        POPULAR INTERNATIONAL BANK, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                         Quarter ended                    Nine months ended
                                                                            August 31,                        August 31,
                                                                            ----------                        ----------

(In thousands)                                                      1999              1998              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Net  Income                                                       $ 3,891           $ 2,176           $ 9,336           $12,181
                                                                  -------------------------------------------------------------

Other comprehensive income net of tax:

  Unrealized (losses) gains on securities:
    Foreign currency translation adjustment                             2                                (883)

    Unrealized holding (losses) gains arising during
      the period net of tax of $310 (1998 - $475)
      for the quarter and $(1,418) (1998 - $363) for the
      nine month period                                               498             1,159            (1,835)            2,088

    Less: reclassification adjustment for gains included
      In net income, net of tax of $(2) (1998 - $52)
      for the quarter and $104 (1998 - $913)
      for the nine-month period                                        (4)               97               194             1,696
                                                                  -------------------------------------------------------------

   Total other comprehensive income (loss)                        $   504           $ 1,062           $(2,912)          $   392
                                                                  -------------------------------------------------------------

    Comprehensive income                                          $ 4,395           $ 3,238           $ 6,424           $12,573
                                                                  =============================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 12 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following summarized financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc. and Popular Holdings USA, and its wholly-owned subsidiaries, Banco Popular North America and Banco Popular, National Association (Texas) as of August 31, 1999 and 1998, and their related statement of income, cash flows and comprehensive income for the nine-month periods then ended.

Effective January 1, 1999 the Corporation completed the first phase of a reorganization of its U.S. operations. As of that date, most of the banking subsidiaries in California, Florida, New Jersey and Illinois, and the Banco Popular branches in New York were merged with and into one bank named Banco Popular North America (BPNA). Also during the first quarter of 1999, First State Bank of Southern California, The Bronson-Gore Bank in Prospect Heights, The Irving Bank and Water Tower Bank, banking subsidiaries which were not part of the initial phase of the reorganization effected on January 1, were merged with and into BPNA. Banco Popular, National Association (Texas) is expected to be merged into BPNA to complete the reorganization. The financial information for 1998, presented below, was restated to reflect the reorganization as if it had been consummated at the beginning of fiscal year 1998.

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

                           POPULAR NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                 (In thousands)

                                                                      August 31,
                                                                      ----------

                                                               1999                1998
                                                               ----                ----

Assets:

  Cash                                                     $  208,731          $  152,987
  Money market investments                                    231,708              15,079
  Investment securities                                       371,277             383,006

Loans                                                       5,055,309           4,083,153
  Less: Unearned income                                        80,003              67,698
        Allowance for loan losses                              71,191              47,958
                                                           ----------          ----------
                                                            4,904,115           3,967,497
  Other assets                                                214,711             152,691
   Intangibles assets                                         143,479              91,436
                                                           ----------          ----------

     Total assets                                          $6,074,021          $4,762,696
                                                           ==========          ==========

Liabilities and Stockholder's Equity:

  Deposits                                                 $3,621,528          $2,830,628
  Short-term borrowings                                       825,116             645,035
  Notes payable                                               892,730             654,594
  Other liabilities                                            68,160              58,887
   Preferred beneficial interest in Popular North
    America's junior subordinated deferrable
    interest debentures guaranteed by the
    Corporation                                               150,000             150,000
   Stockholder's equity                                       516,487             423,552
                                                           ----------          ----------

     Total liabilities and stockholder's equity            $6,074,021          $4,762,696
                                                           ==========          ==========

                           POPULAR NORTH AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                            Quarter ended                    Nine months ended
                                             August 31,                          August 31,
                                             ----------                          ----------

                                       1999              1998              1999              1998
                                       ----              ----              ----              ----

Income:

  Interest and fees                  $119,045          $100,443          $339,866          $292,863
  Other income                         25,747            15,269            70,773            45,197
                                     --------------------------          --------------------------

   Total income                       144,792           115,712           410,639           338,060
                                     --------------------------          --------------------------

Expenses:

  Interest expense                     57,855            49,894           162,986           144,428
  Provision for loan losses            11,294            10,443            31,905            28,992
  Operating expenses                   66,833            50,565           194,172           142,177
                                     --------------------------          --------------------------

     Total expenses                   135,982           110,902           389,063           315,597
                                     --------------------------          --------------------------

   Income before income tax             8,810             4,810            21,576            22,463
   Income tax                           3,305             2,444             9,242             9,536
                                     --------------------------          --------------------------

       Net income                    $  5,505          $  2,366          $ 12,334          $ 12,927
                                     ==========================          ==========================

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                    Nine months ended
                                                                                       August 31,

(In thousands)                                                                   1999                1998
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    12,334           $  12,927
------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization of premises and equipment                       7,665               6,055
     Provision for loan losses                                                    31,905              28,992
     Amortization of intangibles                                                  10,134               7,397
     Gain on sale of investment securities available-for-sale                       (551)             (2,573)
     Gain on disposition of premises and equipment                                    (5)                (19)
     Gain on sale of loans                                                       (19,590)            (12,215)
     Amortization of premiums and accretion of discounts
      on investments                                                                   4                 188
     (Decrease) increase in loans held-for-sale                                  193,072            (113,554)
     Amortization of deferred loan fees and costs                                 (2,571)              1,020
     Net increase in interest receivable                                          (1,225)             (3,363)
     Net increase in other assets                                                 (6,270)             (6,971)
     Net decrease in interest payable                                             (7,067)            (10,447)
     Net (decrease) increase in current and deferred taxes                        (3,083)              2,272
     Net decrease in other liabilities                                            (6,299)             (4,797)
------------------------------------------------------------------------------------------------------------
Total adjustments                                                                196,119            (108,015)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        208,453             (95,088)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in money market investments                                       (94,811)            (86,473)
  Purchases of investment securities held-to-maturity                                                    (94)
  Maturities of investment securities held-to-maturity                            53,869
  Purchases of investment securities available-for-sale                       (1,545,847)           (759,022)
  Maturities of investment securities available-for-sale                       1,568,283             742,816
  Sales of investment securities available-for-sale                               73,622             121,789
  Net disbursements on loans                                                  (1,427,795)           (771,785)
  Proceeds from sale of loans                                                    811,474             449,807
  Capital contribution to subsidiaries                                           (32,376)           (125,421)
  Assets acquired, net of cash                                                                        (4,094)
  Acquisition of loan portfolios                                                                      (5,228)
  Acquisition of premises and equipment                                          (16,792)            (13,629)
  Proceeds from sale of premises and equipment                                       216                  22
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (610,157)           (451,312)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in deposits                                                       213,840             179,844
  Net deposits acquired                                                                               36,297
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase                                          (172,213)            161,450
  Net increase in other short-term borrowings                                    104,960              70,403
  Proceeds from issuance of notes payable                                        281,206              72,806
  Payments of notes payable                                                      (15,898)            (67,719)
  Capital contribution received from Parent company                                                  125,421
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        411,895             578,502
------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                           10,191              32,102
Cash and due from banks at beginning of period                                   198,540             120,885
------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                     $   208,731           $ 152,987
============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           POPULAR NORTH AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                        Quarter ended                    Nine months ended
                                                                          August 31,                         August 31,
                                                                          ----------                         ----------

(In thousands)                                                      1999             1998              1999              1998
------------------------------------------------------------------------------------------------------------------------------

Net  Income                                                       $ 5,505           $2,366          $ 12,334           $12,927
                                                                  ------------------------------------------------------------

Other comprehensive income net of tax:

  Unrealized (losses) gains on securities:

    Unrealized holding (losses) gains arising during
     the period, net of tax of $310 (1998 - $475) for
     the quarter and $(1,418) (1998 - $363) for the
     nine-month period                                                496            1,019            (2,367)            1,942

    Less: reclassification adjustment for gains included
     in net income, net of tax of $(2) (1998 - $52)
     for the quarter and $104(1998 - $913) for the
     nine-month period                                                 (4)              97               194             1,696
                                                                  ------------------------------------------------------------

   Total other comprehensive income                               $   500           $  922          $ (2,561)          $   246
                                                                  ------------------------------------------------------------

    Comprehensive income                                          $ 6,005           $3,288          $  9,773           $13,173
                                                                  ============================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE A
FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------
                                                    AT SEPTEMBER 30,             AVERAGE FOR THE NINE MONTHS
                                      --------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                 1999            1998         Change           1999           1998         Change
(In thousands)
----------------------------------------------------------------------------------------------------------------------------

Money market investments             $   837,600    $   823,396    $    14,204     $   683,173    $   725,530    $   (42,357)
Investment and trading securities      7,587,577      6,734,621        852,956       7,612,418      6,359,326      1,253,092
Loans                                 14,097,081     12,362,527      1,734,554      13,684,777     11,671,654      2,013,123
Total assets                          24,275,583     21,273,593      3,001,990      23,493,991     19,924,608      3,569,383
Deposits                              13,770,048     12,547,750      1,222,298      13,732,917     12,012,414      1,720,503
Borrowings                             8,386,463      6,590,228      1,796,235       7,591,165      6,042,423      1,548,742
Stockholders' equity                   1,677,322      1,696,891        (19,569)      1,691,540      1,533,104        158,436
----------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                     THIRD QUARTER                          NINE MONTHS
                                                -------------------------------------------------------------------
OPERATING HIGHLIGHTS                              1999        1998       Change      1999        1998       Change
(In thousands, except per share information)
-------------------------------------------------------------------------------------------------------------------

Net interest income                              $238,792    $215,041    $23,751    $713,881    $642,137    $71,744
Provision for loan losses                          37,080      34,667      2,413     109,482     101,756      7,726
Fees and other income                              97,023      74,221     22,802     271,007     215,058     55,949
Other expenses                                    234,525     197,015     37,510     683,555     585,603     97,952
Net income                                       $ 64,210    $ 57,580    $ 6,630    $191,851    $169,836    $22,015
Net income applicable to common stock            $ 62,123    $ 55,493    $ 6,630    $185,589    $163,574    $22,015
Earnings per common share                            0.46        0.41       0.05        1.37        1.21       0.16
-------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL                                                     THIRD QUARTER             NINE MONTHS
                                                                    -------------------------------------------
INFORMATION                                                            1999       1998         1999       1998
---------------------------------------------------------------------------------------------------------------

COMMON STOCK DATA- Market price
                    High                                              $31.00      $36.75      $37.88     $36.75
                    Low                                                25.81       28.00       25.81      23.03
                    End                                                27.75       28.38       27.75      28.38
                  Book value at period ended                           11.62       11.80       11.62      11.80
                  Dividends declared                                    0.16        0.14        0.44       0.36
                  Dividends payout ratio                               30.48%      26.86%      30.67%     27.32%
                  Price/earnings ratio                                 15.33X      17.74x      15.33X     17.74x


---------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS  -  Return on assets                               1.06%       1.12%       1.09%      1.14%
                         Return on common equity                       15.23       14.94       15.59      15.26
                         Net interest spread (taxable equivalent)       3.80        4.03        3.89       4.09
                         Net interest yield (taxable equivalent)        4.59        4.86        4.69       4.93
                         Effective tax rate                            24.86       24.21       25.09      25.96
                         Overhead ratio                                49.28       48.55       49.14      48.43

---------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS -  Equity to assets                               7.12%       7.73%       7.20%      7.69%
                         Tangible equity to assets                      6.01        6.72        6.11       6.64
                         Equity to loans                               12.15       13.19       12.36      13.14
                         Internal capital generation                    9.40        9.28        9.93       9.98
                         Tier I capital to risk - adjusted assets      10.32       12.05       10.32      12.05
                         Total capital to risk - adjusted assets       12.49       14.42       12.49      14.42
                         Leverage ratio                                 6.36        7.37        6.36       7.37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a diversified bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

         - Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA), Banco Popular, National Association (Texas) and Banco Fiduciario, S.A. (BF)

         - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

         - Mortgage and Consumer Finance - Popular Mortgage, Inc., Newco Mortgage Holding Company (d/b/a Levitt Mortgage, Inc.), Equity One, Inc. and Popular Finance, Inc.

         -        Broker / dealer - Popular Securities Incorporated

         -        ATM Processing Services - ATH Costa Rica

         -        Information Technology Services and Products - GM Group

         -        Retail Financial Services - Popular Cash Express, Inc.

Effective July 1, 1999, the Corporation completed the acquisition of GM Group in exchange of 1.5 million shares of the Corporation. The transaction was accounted for as a purchase. GM Group is a leading company in information technology services and products in Puerto Rico and the Caribbean with offices in San Juan, Caracas, Santo Domingo and Miami, and provides services to customers in twelve Latin American countries. The company provides electronic data processing and consulting services, sales and rental of electronic data processing equipment, and sales and maintenance of computer software.

In addition, on August 3, 1999 the Corporation acquired 85% of the shares of Newco Mortgage Holding Company (d/b/a Levitt Mortgage, Inc.), a mortgage origination company, with operations in Puerto Rico.

NET INCOME

The Corporation reported net income of $64.2 million for the third quarter of 1999, compared with $57.6 million for the same quarter of 1998, an increase of $6.6 million or 11.5%. Earnings per common share (EPS) for the quarter were $0.46, based on 135,379,215 average shares outstanding, compared with $0.41 reported on the third quarter of 1998, based on 135,555,652 average shares outstanding. Net earnings for the first and second quarter of 1999 were $63.7 million and $64.0 million, respectively, or $0.45 and $0.46 per common share, based on 135,709,287 and 135,491,324 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 1999 were 1.06% and 15.23%, respectively, compared with 1.12% and 14.94% for the same period in 1998. For the second quarter of 1999 these ratios were 1.08% and 15.53%.

The Corporation's results of operations for the quarter ended September 30, 1999, reflected increases of $23.8 million in net interest income and $22.8 million in other revenues when compared with the same quarter of 1998. These improvements were partially offset by increases of $36.1 million in operating expenses, $2.4 million in the provision for loan losses and $2.5 million in income taxes.

For the first nine months of 1999, the Corporation's net earnings amounted to $191.9 million, compared with $169.8 million for the same period in 1998. EPS for the first nine months of 1999 were $1.37, compared with $1.21 for the same period of 1998. ROA and ROE for the first nine months of 1999 were 1.09% and 15.59% respectively, compared with 1.14% and 15.26% for the same period last year.

NET INTEREST INCOME

Net interest income for the third quarter of 1999 increased 11.0% when compared with the same period of 1998. On a taxable equivalent basis, net interest income increased to $258.5 million from $233.4 million reported in the same quarter of 1998.

The growth of $25.1 million in net interest income on a taxable equivalent basis from the third quarter of 1998 was driven by a $34.1 million increase attributable to a higher volume of earning assets, partially offset by a $9.0 million decrease due to a lower net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the third quarter of 1999, as compared with the same quarter in 1998.

The increase of $3.4 billion in average earning assets was primarily related to the increase in loans, which accounted for $2.2 billion of the total increase. As seen in Table B, the commercial and mortgage portfolios reflected the major growth, mostly due to the sustained business expansion of the Corporation.

The increase in average investment securities, when compared with the third quarter of 1998, mostly relates to a rise in arbitrage activities in the investment portfolio. The income derived from these activities is mostly exempt for income tax purposes in Puerto Rico.

The average yield on earning assets, on a taxable equivalent basis, decreased 28 basis points from 8.91% for the third quarter of 1998 to 8.63% during the third quarter of 1999. This decline resulted primarily from a lower yield on investment securities by 46 basis points and a lower yield on loans by 27 basis points mainly in commercial and mortgage loans. The reduction in the average yields on investment securities and loans mostly resulted from a lower interest rate scenario and a strong competitive environment in the loan business.

The increase in average interest bearing liabilities for the third quarter of 1999, as compared with the same quarter of 1998, was mostly reflected in average short-term borrowings and interest bearing deposits, mainly in NOW and money market accounts, certificates of deposits and IRA accounts. The increase in borrowings was used to finance the loan growth and the expansion of the Corporation and was also due to arbitrage opportunities undertaken during the quarter.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON SEPTEMBER 30,

                                                                                                                    Variance
     Average Volume                 Average Yields                                      Interest                  Attribute to
-------------------------------------------------------                        ----------------------------------------------------
    1999     1998   Variance   1999     1998  Variance                              1999       1998   Variance      Rate     Volume
-------------------------------------------------------                        ----------------------------------------------------
           $(in millions)                                                                        (in thousands)
  $   674  $   752   $  (78)    4.86%    5.05%  (0.19)%  Money market investments $  8,272   $   9,567   $(1,295) $    (37) $(1,258)
    7,410    6,199    1,211     6.64     7.10   (0.46)   Investment securities     123,379     110,467    12,912    (8,375)  21,287
      330      310       20     7.24     6.52    0.72    Trading                     6,024       5,098       926       580      346
-------------------------------------------------------                        ----------------------------------------------------
  $ 8,414  $ 7,261   $1,153     6.52     6.86   (0.34)                             137,675     125,132    12,543    (7,832)  20,375
-------------------------------------------------------                        ----------------------------------------------------
                                                         Loans:
    6,477    5,151    1,326     8.99     9.24   (0.25)     Commercial              146,735     119,972    26,763    (3,354)  30,117
      683      635       48    13.31    13.17    0.14      Leasing                  22,736      20,911     1,825       220    1,605
    3,717    3,035      682     8.00     8.48   (0.48)     Mortgage                 74,340      64,322    10,018    (3,786)  13,804
    3,265    3,107      158    13.09    12.69    0.40      Consumer                106,811      98,880     7,931     2,214    5,717
-------------------------------------------------------                        ----------------------------------------------------
   14,142   11,928    2,214     9.88    10.15   (0.27)                             350,622     304,085    46,537    (4,706)  51,243
-------------------------------------------------------                        ----------------------------------------------------
  $22,556  $19,189   $3,367    8.63%    8.91%   (0.28)%    TOTAL EARNING ASSETS   $488,297    $429,217   $59,080  $(12,538) $71,618
=======================================================                        ====================================================
                                                         Interest bearing
                                                          deposits:
  $ 1,871  $ 1,431   $  440     2.91%    3.38%  (0.47)%    NOW and money market   $ 13,715    $ 12,188   $ 1,527  $ (1,638)  $3,165
    4,144    3,706      438     2.90     3.09   (0.19)     Savings                  30,330      28,890     1,440    (1,676)   3,116
    4,760    4,424      336     5.77     5.39    0.38      Time deposits            69,257      60,161     9,096     3,344    5,752
-------------------------------------------------------                        ----------------------------------------------------
   10,775    9,561    1,214     4.17     4.20   (0.03)                             113,302     101,239    12,063        30   12,033
-------------------------------------------------------                        ----------------------------------------------------
    5,891    4,729    1,162     5.66     5.59    0.07    Short-term borrowings      84,072      66,611    17,461       170   17,291
    2,193    1,636      557     5.86     6.78   (0.92)   Medium and long-term debt  32,366      27,931     4,435    (3,762)   8,197
-------------------------------------------------------                        ----------------------------------------------------
   18,859   15,926    2,933     4.83     4.88   (0.05)   TOTAL INTEREST-BEARING    229,740     195,781    33,959    (3,562)  37,521
                                                           LIABILITIES
    3,027    2,501      526                              Demand deposits
      670      762      (92)                             Other sources of funds
-------------------------------------------------------                        ----------------------------------------------------
  $22,556  $19,189   $3,367     4.04%    4.05%  (0.01)%
======================================================
                                4.59%    4.86%  (0.27)%  NET INTEREST MARGIN AND
                                ======================
                                                          NET INTEREST INCOME     $258,557    $233,436   $25,121  $(8,976)   $34,097
                                                                                                                  ==================
                                3.80%    4.03%  (0.23)%  NET INTEREST SPREAD
                                ======================
                                                         Taxable equivalent         19,765      18,395     1,370
                                                          adjustment              ------------------------------
                                                         Net interest income      $238,792    $215,041   $23,751
                                                                                  ==============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in average interest-bearing deposits partially relates to funds that entered into the banking system in Puerto Rico during the latter part of 1998, attributed to payments by insurance companies and federal government agencies for claims after hurricane Georges hit the island. The level of deposits in Banco Popular de Puerto Rico has remained steady since then.

The average cost of interest bearing liabilities decreased five basis points when compared with the same quarter of 1998. The decrease is mostly attributed to the lower interest rate scenario that prevailed during the first half of 1999 as compared with the same period in 1998.

A higher volume of investment securities funded with short-term borrowing and the decrease in the yield in the loan portfolio, caused the net interest yield, on a taxable equivalent basis, to decrease 27 basis points this quarter compared with the third quarter of 1998.

For the nine-month period ended September 30, 1999, net interest income, on a taxable equivalent basis, increased $80.1 million, compared with the same period of 1998. The increase in the average volume of earning assets, partially offset by an increase in the average volume of interest bearing liabilities, caused a positive variance of $104.6 million, which was offset by a negative variance of $24.5 million due to changes in rates and the mix of the portfolios.

As shown in Table C average earning assets increased by $3.2 billion for the first nine months of 1999, when compared with $18.8 billion reported in the same period of 1998, of which 62% represented an increase in average loans and 37% in investment securities. Average interest bearing liabilities increased $2.8 billion when compared with the nine-month period ended September 30, 1998. The continued growth of the Corporation and the acquisitions in the latter part of 1998 were responsible for this growth.

The decline in the yield on earning assets, on a taxable equivalent basis, partially offset by a decline in the cost of interest bearing liabilities, resulted in a lower net interest yield by 24 basis points to 4.69% reported for the first nine months of 1999. As previously explained, the decline in the net interest margin was mostly the result of a lower interest rate scenario that prevailed during the first nine months of 1999 as compared to 1998 and the arbitrage activities undertaken by the Corporation to take advantage of market conditions.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
YEAR-TO-DATE SEPTEMBER 30,

                                                                                                              Variance
 Average Volume                    Average Yields                                            Interest                Attribute to
----------------------------------------------------                         -------------------------------------------------------
 1999      1998   Variance    1999   1998   Variance                              1999         1998    Variance   Rate      Volume
----------------------------------------------------                         -------------------------------------------------------
      $(in millions)                                                                       (in thousands)
$   683  $   726    $  (43)   4.64%  5.08%   (0.44)%  Money market investments    23,705  $   27,585  $ (3,880) $ (2,084)  $ (1,796)
  7,287    6,081     1,206    6.77   7.07    (0.30)   Investment securities      369,653     321,922    47,731   (13,571)    61,302
    325      278        47    6.64   6.69    (0.05)   Trading                     16,170      13,917     2,253      (100)     2,353
----------------------------------------------------                         -------------------------------------------------------
$ 8,295  $ 7,085    $1,210    6.59   6.85    (0.26)                              409,528     363,424    46,104   (15,755)    61,859
----------------------------------------------------                         -------------------------------------------------------
                                                      Loans:
  6,317    5,043     1,274    9.04   9.27    (0.23)    Commercial                427,154     349,622    77,532    (8,835)    86,367
    641      628        13   13.03  12.81     0.22     Leasing                    62,653      60,321     2,332     1,038      1,294
  3,518    2,937       581    8.05   8.62    (0.57)    Mortgage                  212,462     189,756    22,706   (13,009)    35,715
  3,209    3,064       145   13.03  12.96     0.07     Consumer                  313,339     297,547    15,792    (1,182)    16,974
----------------------------------------------------                         -------------------------------------------------------
 13,685   11,672     2,013    9.91  10.26    (0.35)                            1,015,608     897,246   118,362   (21,988)   140,350
----------------------------------------------------                         -------------------------------------------------------
$21,980  $18,757    $3,223    8.66%  8.98%   (0.32)%    TOTAL EARNING ASSETS  $1,425,136  $1,260,670  $164,466 $ (37,743)  $202,209
====================================================                         =======================================================
                                                       Interest bearing
                                                        deposits:
$ 1,755  $ 1,425      $330    3.04%  3.37%   (0.33)%     NOW and money market $   39,959  $   35,907  $  4,052 $  (3,470)  $  7,522
  4,141    3,698       443    2.91   3.09    (0.18)      Savings                  90,039      85,378     4,661    (5,762)    10,423
  4,803    4,360       443    5.69   5.49     0.20       Time deposits           204,275     179,061    25,214     7,897     17,317
----------------------------------------------------                         -------------------------------------------------------
 10,699    9,483     1,216    4.18   4.23    (0.05)                              334,273     300,346    33,927    (1,335)    35,262
----------------------------------------------------                         -------------------------------------------------------
  5,770    4,378     1,392    5.25   5.53    (0.28)   Short-term borrowings      226,584     181,189    45,395    (9,216)    54,611
  1,821    1,665       156    6.71   6.93    (0.22)   Medium and long-term        91,390      86,382     5,008    (2,674)     7,682
                                                       debt
----------------------------------------------------                         -------------------------------------------------------

 18,290   15,526     2,764    4.77   4.89    (0.12)     TOTAL INTEREST-BEARING   652,247     567,917    84,330   (13,225)    97,555
                                                         LIABILITIES
  3,034    2,529       505                             Demand deposits
    656      702       (46)                            Other sources of funds
----------------------------------------------------                         ------------------------------------------------------
$21,980  $18,757    $3,223   3.97%   4.05%   (0.08)%
====================================================
                             4.69%   4.93%   (0.24)%   NET INTEREST MARGIN AND
                           =========================
                                                        NET INTEREST INCOME    $ 772,889  $  692,753   $80,136  $(24,518)  $104,654
                                                                                                                ===================
                             3.89%   4.09%   (0.20)%   NET INTEREST SPREAD
                           =========================
                                                       Taxable equivalent
                                                        adjustment                59,008      50,616     8,392
                                                                               -------------------------------
                                                        Net interest income    $ 713,881  $  642,137   $71,744
                                                                               ===============================

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

Based on the results of the sensitivity analysis as of September 30, 1999, the change in net interest income on a hypothetical rising rate scenario for the next twelve months would be a $13.5 million increase and the change for the same period utilizing a hypothetical declining rate scenario would be a decrease of $10.8 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

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

The proximity and additional risks posed by the turn of the year have resulted in the adoption of strategies by the Corporation to help reduce the degree of liquidity risk at year-end. Among these strategies are the extension of the average maturity of the Corporation's borrowings, the establishment of highly reliable funding sources and the placement of investment portfolio maturities near year-end. These strategies, taken together, shall help reduce the liquidity risk of the Corporation during the final quarter of 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses totaled $37.1 million for the third quarter of 1999, an increase of 7.0% when compared with $34.7 million for the same quarter of 1998. For the second quarter of 1999 the provision was $36.6 million. For the nine-month period ended September 30, 1999, the provision for loan losses increased 7.6%, from $101.8 million for the same period of 1998. The growth in the loan portfolio coupled with the increase in non-performing assets and net charge-offs were the major reasons for the increase in the provision. Net charge-offs for the quarter ended September 30, 1999, reached $31.6 million or 0.89% of average loans, compared with $27.7 million or 0.93% reported for the same quarter in 1998, and $31.2 million or 0.91% of average loans for the quarter ended on June 30, 1999. Table D presents other related information for the quarter ended September 30, 1999 and 1998 and for the first nine months of 1999 and 1998.

Net losses for the quarter were principally in the consumer loans. Consumer loans net charge-offs totaled $22.4 million or 2.74% of average consumer loans in the third quarter of 1999, compared with $20.9 million or 2.62% in the second quarter of 1999 and $17.6 million or 2.26% in the third quarter of 1998. The increase in consumer loans net charge-offs as compared with the third quarter of 1998, is mostly due to the impact of a revised Uniform Retail Credit Classification and Account Management Policy issued by the Federal Reserve Bank. This policy among other things establishes more strict requirements in the charge-offs of close-end and open-end retail credit loans, high renewal rate loans and loans in bankruptcy status.

On the other hand, commercial loans net charge-offs, including construction loans, decreased $1.6 million for the quarter ended September 30, 1999, when compared with the same quarter in 1998. Commercial and construction loans net charge-offs, represented 0.37% the average balance of those loans for the quarter ended September 30, 1999, compared with 0.58% for the same quarter last year.

For the nine-month period ended September 30, 1999, net charge-offs amounted to $88.7 million or 0.86% of average loans, compared with $82.4 million or 0.94% of average loans recorded a year ago. The increase in net credit losses was reflected in all loan categories, mainly in the commercial and consumer loan portfolios. The rise of $3.6 million in the commercial portfolio, including construction loans, when compared with the nine-month period ended September 30, 1998 was mostly the result of a $3 million charge-off of a commercial relationship in the New York banking operations during the second quarter of 1999.

At September 30, 1999, the allowance for loan losses was $288.4 million, representing 2.05% of loans, as compared with $245.4 million or 1.98% one year earlier, and $267.2 million or 2.04% at December 31, 1998.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                 THIRD QUARTER             FIRST NINE MONTHS
(Dollars in thousands)                         1999         1998            1999          1998
------------------------------------------------------------------------------------------------

Balance at beginning of period               $282,590      $224,045       $267,249      $211,651
Allowances purchased                              325        14,332            325        14,332
Provision for loan losses                      37,080        34,667        109,482       101,756
                                             ---------------------------------------------------
                                              319,995       273,044        377,056       327,739
                                             ---------------------------------------------------
Losses charged to the allowance:
   Commercial                                  10,495        13,183         35,817        32,732
   Construction                                   151                          651           190
   Lease financing                              5,408         5,052         17,049        16,191
   Mortgage                                     1,086           709          2,939         1,990
   Consumer                                    28,368        22,115         75,120        69,634
                                             ---------------------------------------------------
                                               45,508        41,059        131,576       120,737
                                             ---------------------------------------------------
Recoveries:
   Commercial                                   4,660         5,469         13,418        13,370
   Construction                                    30           208            121           249
   Lease financing                              2,990         3,122         11,455        11,113
   Mortgage                                       242            50            624           224
   Consumer                                     5,973         4,548         17,284        13,424
                                             ---------------------------------------------------
                                               13,895        13,397         42,902        38,380
                                             ---------------------------------------------------
Net loans charged-off (recovered):
   Commercial                                   5,835         7,714         22,399        19,362
   Construction                                   121          (208)           530           (59)
   Lease financing                              2,418         1,930          5,594         5,078
   Mortgage                                       844           659          2,315         1,766
   Consumer                                    22,395        17,567         57,836        56,210
                                             ---------------------------------------------------
                                               31,613        27,662         88,674        82,357
                                             ---------------------------------------------------

Balance at end of period                     $288,382      $245,382       $288,382      $245,382
                                             ===================================================

Ratios:
   Allowance for losses to loans                 2.05%         1.98%          2.05%         1.98%
   Allowance to non-performing assets           86.56         87.17          86.56         87.17
   Allowance to non-performing loans            94.48         95.94          94.48         95.94
   Non-performing assets to loans                2.36          2.28           2.36          2.28
   Non-performing assets to total assets         1.37          1.32           1.37          1.32
   Net charge-offs to average loans              0.89          0.93           0.86          0.94
   Provision to net charge-offs                  1.17X         1.25x          1.23X         1.24x
   Net charge-offs earnings coverage             3.83          4.00           4.09          4.02

Management considers that the allowance for loan losses is adequate to absorb potential write-offs of the loan portfolio, based on the process established to assess its adequacy. This process incorporates portfolio risk characteristics, results of periodic credit reviews, prior loss experience, current and anticipated economic conditions and loan impairment measurement. Table D provides a summary of activity in the allowance for losses and shows selected loan loss statistics for the quarters and the nine-month periods ended September 30, 1998 and 1999. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 1999 and September 30, 1998.

                                           September 30, 1999                      September 30, 1998
                                           ------------------                      ------------------

                                       Recorded           Valuation        Recorded             Valuation
                                       Investment         Allowance        Investment           Allowance
                                       ----------         ---------        ----------           ---------
                                                                 (In millions)

Impaired loans:
    Valuation allowance required          $142              $ 51               $114                 $ 30
    No valuation allowance required         36                                   39
                                          ----              ----               ----                 ----

              Total impaired loans        $178              $ 51               $153                 $ 30
                                          ====              ====               ====                 ====

Average impaired loans during the third quarter of 1999 and 1998 were $162 million and $138 million, respectively. The Corporation recognized interest income on impaired loans of $1.7 million during both quarters ended September 30, 1999 and 1998.

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

Table E shows information on non-performing assets as of September 30, 1999, December 31, 1998 and September 30, 1998. NPA were $303 million or 2.18% of loans at June 30, 1999. Non-performing assets as a percentage of total loans amounted to 2.36% as of September 30, 1999, compared with 2.28% at the same date in 1998 and 2.26% as of December 31, 1998.


TABLE E
NON-PERFORMING ASSETS

-----------------------------------------------------------------------------------------------
                                          SEPTEMBER 30,      December 31,         September 30,
                                              1999              1998                  1998
-----------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial
   And agricultural                         $176,641           $142,515             $149,504
Lease financing                                3,619              4,937                3,185
Mortgage                                      72,802             68,527               60,248
Consumer                                      52,181             46,626               42,828
Renegotiated accruing loans                        0                578                    0
Other real estate                             27,926             32,693               25,743
                                            ------------------------------------------------

                 Total                      $333,169           $295,876             $281,508
                                            ================================================

Accruing loans past-due
  90 days or more                           $ 25,028           $ 24,426             $ 24,427
                                            ================================================

Non-performing assets to loans                  2.36%              2.26%                2.28%
Non-performing assets to assets                 1.37               1.28                 1.32

All loan categories reflected increases in non-performing assets as compared with September 30, 1998. The non-performing commercial loans, including construction loans, and mortgage loans increased $27.1 million and $12.6 million, respectively, while the consumer and lease financing non-performing loans increased $9.4 million and $0.4 million, respectively. The increase in non-performing commercial loans of $27.1 million when compared to September 30, 1998 was mainly attributed to the rise of $16 million in non-performing commercial loans of BF, partly attributed to the placement in non-accrual status of two large commercial relationships in the Dominican Republic in the third quarter of 1999. Also, our banking operations in the U.S. reflected rises due in part to the operations acquired in the fourth quarter of 1998 in California and Illinois. The latter increases were mainly the result of implementing the Corporation's more conservative non-accrual policy. Moreover, the banking operations in Puerto Rico and the U.S. Virgin Islands reflected an increase of $4.3 million, mostly as a result of the continued growth in these portfolios.

The increase in non-performing mortgage loans was principally due to a rise of $8.2 million in non-performing mortgage loans at Equity One and $2.8 million at the Corporation's banking operations in the U.S., mainly as a result of the aforementioned acquisitions. The non-performing consumer loan portfolio also showed a rise, principally due to an increase of $4 million in Popular Finance mainly caused by the growth in the loan portfolio and a higher delinquency in the portfolio guaranteed by real estate. In addition, the other real estate category increased $2.2 million principally as a result of a rise in BF of $4.5 million.

At September 30, 1999, the allowance for loan losses as a percentage of non-performing assets was 86.56% compared with 93.26% at June 30, 1999 and 90.32% at December 31, 1998. The reduction in the allowance coverage ratio is mostly attributed to the rise in non-performing assets of BF.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at September 30, 1999, would have been $238 million or 1.69% of loans, and the allowance for loan losses would have been 120.9% of non-performing assets. At September 30, 1998 and December 31, 1998, adjusted non-performing assets would have been $210 million and $227 million, respectively, or 1.70% and 1.73% of loans.

OTHER OPERATING INCOME

Other operating income, excluding securities and trading gains amounted to $97.7 million for the third quarter ended September 30, 1999, compared with $69.2 million for the same period in 1998. As seen on Table F, the rise in other income was principally driven by an increase of $4.2 million in credit card fees and discounts, $3.3 million in processing fees, $3.6 million in service charges on deposit accounts, $3.2 million in other fees, and $9.1 million in other income. For the nine-month periods ended September 30, 1999 and 1998, these revenues were $271.8 million and $204.1 million, respectively.

Service charges on deposit accounts reflect higher activity on commercial and retail accounts and a higher volume of deposits mostly resulting from the Corporation's business expansion and acquisitions. Other service fees, which represented 45.4% of non-interest income for the third quarter of 1999, increased $15.8 million or 55.4% from the amount reported in 1998. This increase is mostly attributed to the expansion of the Corporation's operations due to acquisitions and business growth. As shown in Table F, most categories reflected increases in other service fees when compared with the same quarter last year. The growth was mostly experienced in the credit card and retail financial businesses, among others.

The growth in the credit card business resulted from increased fees and higher credit card net sales compared with September 30, 1998. The launching of Banco Popular American Express card in Puerto Rico in August 1998, as well as the growth of the credit card business in the U.S. mainland has been critical to this rise. The increase in the check-cashing category is basically driven by the expansion of the Corporation's retail financial services subsidiary, which provides services such as check-cashing, money transfers to other countries, money order sales and processing of payments. This subsidiary operated 60 stores in four states plus 34 mobile units at the end of the third quarter of 1999, compared with 13 stores in one state as of September 30, 1998. Also contributing to the rise in other services fees are $3.3 million in processing fees generated by the recently acquired subsidiary GM Group.

TABLE F
OTHER OPERATING INCOME

                                                     Third Quarter                         First Nine Months
--------------------------------------------------------------------------------------------------------------------
                                              1999        1998        Change       1999          1998         Change
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts          $29,935      $26,344     $ 3,591     $ 87,915      $ 77,176      $10,739

Other service fees:
   Credit cards fees and discounts            12,805        8,565       4,240       35,809        25,374       10,435
   Debit card fees                             5,829        4,441       1,388       16,246        13,139        3,107
   Sale and administration of investment
     Products                                  4,688        2,891       1,797       13,214         8,877        4,337
   Processing fees                             3,333                    3,333        3,333                      3,333
   Mortgage servicing fees, net of
     Amortization                              2,717        2,157         560        8,285         6,836        1,449
   Check cashing fees                          2,601          824       1,777        9,203         1,344        7,859
   Trust fees                                  2,543        2,471          72        7,599         6,708          891
   Credit life insurance fees                  1,648        2,162        (514)       5,303         6,412       (1,109)
   Other fees                                  8,210        5,046       3,164       22,982        14,858        8,124
                                             ------------------------------------------------------------------------
      Subtotal                                44,374       28,557      15,817      121,974        83,548       38,426

 Other income                                 23,373       14,261       9,112       61,904        43,379       18,525
                                             ------------------------------------------------------------------------

      Total                                  $97,682      $69,162     $28,520     $271,793      $204,103      $67,690
                                             ========================================================================

In addition, contributing to the rise in other service fees are fees from the sale and administration of investment products, mostly related to the issuance of a new mutual fund (PRITFF VI) during the quarter ended September 30, 1999. Furthermore, the increase in debit card fees, which consist primarily of rental income of point-of-sale (POS) terminals and interchange income, mainly resulted from the sustained growth in the number of POS terminals and the volume of transactions. The monthly average volume of transactions was 4,952,030 million in September 1999 compared to 3,799,984 million a year earlier. Other fees increased $3.2 million mainly driven by the subsidiaries acquired after the second quarter of 1998. Partially offsetting these increases, was a decline in credit life insurance fees resulting from the enactment of a statute during 1999, that requires financial institutions in Puerto Rico to reimburse the unearned portion of the credit life insurance fee collected if the loan is prepaid.

The increase in other income was fueled mainly by a $4.7 million gain resulting from the sale of $195 million in loans securitized during this quarter. Also, fees generated from the Corporation's joint venture in Puerto Rico's local telephone company and other revenues generated by GM Group, contributed to the rise in other operating income when compared with the same quarter last year.

OPERATING EXPENSES

Operating expenses for the third quarter of 1999 were $214.7 million compared with $178.6 million for the same quarter in 1998, an increase of $36.1 million. For the first nine months of 1999, operating expenses rose to $621.8 million from $526 million for the same period in 1998.

Personnel costs, the largest category of operating expenses, totaled $99.4 million for the third quarter of 1999, an increase of $15.1 million or 18% when compared with the same period of 1998. Salaries accounted for the largest portion of the increase rising $13.9 million. This rise mostly resulted from increased employment levels due to the Corporation's continued growth and expansion. The Corporation's expansion included the acquisitions made in California, Illinois and the Dominican Republic during the latter part of 1998, and the acquisition of GM Group and Levitt Mortgage during this quarter. Full-time equivalent employees (FTE's) amounted to 11,355 at the end of this quarter, up 2,030 from 9,325 FTE's at the same date in 1998.

Other operating expenses, excluding personnel costs, increased $21 million, reaching $115.3 million for the third quarter of 1999, compared with $94.3 million for the same period in 1998. This increase was mostly reflected in equipment, net occupancy expenses, professional fees and business promotion expenses. The rise of $4.4 million in equipment expenses was mostly due to investment needed to support the growth of the Corporation's business activity and geographical expansion, including costs related to new technology and systems enhancements, and costs related to the expansion of the electronic payment system. Since the end of the third quarter of 1998, the Corporation increased its automated teller machine (ATM) network by 31 and 2,915 additional POS terminals were connected in order to expand the electronic delivery capabilities. Net occupancy increased $3.2 million mostly as a result the Corporation's growth and expansion. The increase of $2.9 million in professional fees reflected expenditures associated with consulting and technical support fees related to the expansion of the U.S. operations and expenses corresponding to the operations acquired during the latter part of 1998 and 1999. The rise of $2.2 million in business promotion is mainly due to a new institutional advertising campaign launched in Puerto Rico for Banco Popular and to marketing efforts to expand the mortgage banking business in Puerto Rico and the retail banking business in the Dominican Republic. The rise of $4.3 million in other operating expenses mostly relates to increases in interchange and processing expenses on credit cards, sundry losses, expenses incurred on foreclosed properties, travel and other expenses.

Income tax expense rose $2.5 million from $18.4 million in the third quarter of 1998, to $20.9 million in the same quarter this year, primarily as a result of the growth in pre-tax earnings. The effective tax rate for the third quarter of 1999 was 24.9% compared with 24.2% for the same period in 1998.

IMPACT OF THE YEAR 2000 ISSUE

The Corporation, after being actively engaged in modifying, converting, and testing its computer systems and date-sensitive operating equipment for the past two years, is finally ready for the Year 2000. During this period it also worked with customers and business partners to ascertain their progress toward Year 2000 compliance. Internal auditors of the Corporation have verified and validated the work done in this important project, which has been classified as the top priority of the Corporation for 1999. As of September 30, 1999, the majority of the project has been completed, leaving mainly additional testing and communication efforts for the remaining of 1999.

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

Before June 30, 1999, the processing service bureaus of the Corporation's operations in the United States certified 100% of the applications presently used as Year 2000 compliant.

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

The Corporation has also developed an Event Management Plan to be implemented during December 1999 and the beginning of the Year 2000. The plan includes a vacation freeze to make sure that all our employees are available in case any problem arise. It also covers the establishment of command centers throughout the different geographical areas and an internal and external communications plan. Instructions for tests of equipment and applications on January 1, 2000 are also included. We are confident that with this plan we will be ready to handle any unforeseen circumstance effectively.

COMMUNICATION PLANS

As the year 2000 rapidly approaches many customers have indicated that they may withdraw large quantities of cash at the end of 1999, responding to sensationalist Y2K media coverage. To prevent this and minimize the possibility of large quantities of cash being withdrawn at the end of the year, we have developed a communication campaign. The objective of the campaign is to explain what the Corporation has done to renovate, test and certify all its date sensitive systems, applications and equipment. The contingency plans that have been prepared are also described to indicate that even if problems arise customer service will not be significantly affected. The existence of back-up records and the FDIC's insurance are mentioned as added assurances to our customers.

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

Management estimates the total incremental costs of achieving Year 2000 compliance to be approximately $11.2 million over the two-year period ending in December 31, 1999. Approximately $9.8 million had been incurred as of September 30, 1999, of which $4.6 million were incurred during the first nine months of 1999. Of the above total of $9.8 million, $3.5 million are related to consultants contracted, $4.0 million for additional technical employees hired, $1.1 million for new hardware and software acquired and $1.2 million related with costs to contact customers, retain technical employees and other costs of the Year 2000 project.

Year 2000 costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events and other factors. However, there can be no guarantee that these estimates will be achieved and actual costs could differ materially from those projected.

BALANCE SHEET COMMENTS

At September 30, 1999, the Corporation's total assets reached $24.3 billion from $21.3 billion reported at September 30, 1998 an increase of $3.0 billion or 14.1%. Most of this rise relates to the Corporation's business growth, particularly at the banking subsidiaries, and to the acquisitions made after September 30, 1998, as previously described. Total assets at December 31, 1998, were $23.2 billion. Earning assets reached $22.5 billion as of September 30, 1999, compared with $21.6 billion as of December 31, 1998 and $19.9 billion at September 30, 1998.

The investment portfolio totaled $7.3 billion as of September 30, 1999 compared with $7.2 billion as of December 31, 1998. Investment securities as of September 30, 1998 amounted to $6.5 billion. The increase from September 30, 1998 is mostly related to an attractive environment for investments and arbitrage opportunities undertaken by the Corporation, as previously explained in the Net Interest Income section.

As shown on Table G, the growth of $1.0 billion in loans as compared with December 31, 1998 was mostly reflected in the commercial and mortgage loan portfolios, which contributed with $0.8 million or 80% of the total increase. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market, the sustained growth in Puerto Rico and the expansion in the United States. The mortgage loan portfolio continued rising from the end of 1998 despite the loan securitizations of $125 million and $195 million made by Equity One in the first and third quarters of 1999, respectively. The increase in the mortgage loan portfolio has been attained as a result of higher loan origination and refinancing activity as a result of a favorable interest rate environment, particularly during the last quarter of 1998 and the first half of 1999, and increased marketing efforts.

TABLE G
LOANS ENDING BALANCES

----------------------------------------------------------------------------------------
                                   SEPTEMBER 30,       December 31,        September 30,
                                        1999                 1998                 1998
----------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, industrial and
  agricultural                      $ 6,169,886        $ 5,646,027          $ 5,273,229
Construction                            308,148            257,786              235,299
Lease financing                         712,258            645,280              638,824
Mortgage *                            3,638,853          3,351,748            3,084,325
Consumer                              3,267,936          3,177,954            3,130,850
                                    ---------------------------------------------------

           Total                    $14,097,081        $13,078,795          $12,362,527
                                    ===================================================

* Includes loans held-for-sale

--------------------------------------------------------------------------------

The increase of $107 million in other assets as compared with December 31, 1998, was mainly due to an increase in deferred tax assets at Banco Popular and to the businesses acquired in the third quarter of 1999.

Total deposits at September 30, 1999, were $13.8 billion or $97.8 million higher than the $13.7 billion reported at December 31, 1998. Non-interest bearing deposits decreased $182 million as compared with December 31, 1998, mainly at Banco Popular. Most of this decrease relates to funds held in trust as paying agent on several bond issues at December 31, 1998, subsequently disbursed at the beginning of the first quarter. Savings and time deposits continued their growth, increasing $94 million and $191 million, respectively, as compared with December 31, 1998. At September 30, 1998, total deposits amounted to $12.5 billion. The geographic distribution of the Corporation's total deposits as of September 30, 1999, included 69.2% in Puerto Rico, 24.5% in the United States, and 6.3% in the Caribbean region, compared with 69.1%, 24.9% and 6.0%, respectively at December 31, 1998.

Borrowed funds, including subordinated notes and capital securities, increased to $8.4 billion at September 30, 1999, compared with $7.3 billion and $6.6 billion at December 31, 1998 and September 30, 1998, respectively. Borrowed funds were used primarily to finance loan growth. On August 4, 1999, a "shelf" registration was filed with the Securities and Exchange Commission, allowing the Corporation and some subsidiaries to issue medium-term notes, unsecured debt securities and preferred stock in an aggregate amount of up to $1.5 billion. The Corporation guarantees these securities. As of September 30, 1999, the Corporation has not issued any debt under this new "shelf" registration.

As part of its investments in BF and Levitt Mortgage, the Corporation recognized a minority interest, which amounts to $23.3 million as of September 30, 1999, representing the beneficial interest of the minority investors of these two entities. As of December 31, 1998, this minority interest totaled $27.6 million. The decrease from the end of 1998 was mainly attributed to the increase in the ownership interest of the Corporation in BF from 45% to 57% at September 30, 1999, partially offset by the new acquisition of Levitt Mortgage during this quarter.

The Corporation's stockholder's equity at September 30, 1999 and December 31, 1998 was $1.68 billion and $1.71 billion, respectively, compared with $1.70 billion at September 30, 1998. The decrease since December 31, 1998 was the result of a reduction of $160 million in accumulated other comprehensive income, mostly attributed to unrealized losses on available-for-sale securities. Also, for the nine-month period ended September 30, 1999 the Corporation repurchased a total of 1,663,000 of its common stock under the stock repurchase program approved by its Board of Directors on May 8, 1997 at a cost of $49.9 million.

The dividend payout ratio to common stockholders for the quarter ended September 30, 1999, was 30.48% compared with 26.86% for the same quarter last year. For the nine-month periods ended September 30, 1999 and 1998, these ratios were 30.67% and 27.32%, respectively. On August 12, 1998, the Corporation's Board of Directors declared a quarterly cash dividend of $0.16 per common share. This represents a 14.3% increase over the $0.14 per common share paid in the previous quarterly cash dividends. The dividend was paid on October 1, 1999 to shareholders of record on September 10, 1999.

Under the prompt corrective action provisions, banks and bank holding companies which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well-capitalized. As shown on Table I, the Corporation exceeds those regulatory risk-based capital requirements for well-capitalized institutions, due to the high level of capital and the conservative nature of the Corporation's assets.

The market value of the Corporation's common stock at September 30, 1999, was $27.75, compared with $34.00 at December 31, 1998 and $28.38 at September 30, 1998. The Corporation's market capitalization at September 30, 1999, was $3.8 billion compared with $4.6 billion as of December 31, 1998 and $3.9 billion at September 30, 1998.

TABLE H
CAPITAL ADEQUACY DATA

-------------------------------------------------------------------------------------------------------
                                                      September 30,       December 31,    September 30,
                                                          1999               1998              1998
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Risk-based capital
  Tier I capital                                      $ 1,506,356        $ 1,450,187       $ 1,476,823
  Supplementary (Tier II) capital                         316,948            310,091           289,818
                                                      ------------------------------------------------

       Total capital                                  $ 1,823,304        $ 1,760,278       $ 1,766,641
                                                      ================================================

Risk-weighted assets
  Balance sheet items                                 $14,137,776        $12,955,995       $11,986,235
  Off-balance sheet items                                 454,816            443,926           267,437
                                                      ------------------------------------------------

       Total risk-weighted assets                     $14,592,592        $13,399,921       $12,253,672
                                                      ================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                 10.32%             10.82%            12.05%
  Total capital (minimum required - 8.00%)                  12.49              13.14             14.42
  Leverage ratio (minimum required - 3.00%)                  6.36               6.72              7.37


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibit No.        Exhibit Description                     Reference
       -----------        -------------------                     ---------

       19            Quarterly Report to Shareholders for the     Exhibit "A"
                      period ended September 30, 1999

       27            Financial Data Schedule (for SEC use only)   Exhibit "B"

   b) Three reports on Form 8-K were filed for the quarter ended September 30, 1999:

        Dated:              July 8, 1999, July 15, 1999 and August 5, 1999

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


                                               POPULAR, INC.
                                                (Registrant)


Date:     November 15, 1999                 By: S/ Jorge A. Junquera
     -----------------------                    ----------------------
                                                Jorge A. Junquera
                                            Senior Executive Vice President




Date:     November 15, 1999                 By: S/ Amilcar L. Jordan
     ------------------------                   -----------------------
                                                Amilcar L. Jordan, Esq.
                                            Senior Vice President & Comptroller