Form 10-K
period 1999-12-31
POPULAR INC
filed 2000-03-15
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1999
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

-------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            ------------------------------------------------------

As of February 29, 2000 the Corporation had 135,763,765 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $3,028,890,000 based upon the reported closing price of $22.31 on the NASDAQ National Market System on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 14(a)(1) of
Part IV.

      (2) Portions of the Corporation's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 13 of Part III.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
     PART I
     --------
     Item 1           Business                                                                           4
     Item 2           Properties                                                                        13
     Item 3           Legal Proceedings                                                                 14
     Item 4           Submission of Matters to a Vote of Security Holders                               14

     PART II
     --------
     Item 5           Market for Registrant's Common Stock and Related
                        Stockholder Matters                                                             15
     Item 6           Selected Financial Data                                                           16
     Item 7           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                             17
     Item 7A          Quantitative and Qualitative Disclosures About Market Risk                        17
     Item 8           Financial Statements and Supplementary Data                                       17
     Item 9           Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                                             17
     PART III
     --------
     Item 10          Directors and Executive Officers of the Registrant                                17
     Item 11          Executive Compensation                                                            17
     Item 12          Security Ownership of Certain Beneficial Owners
                        and Management                                                                  17
     Item 13          Certain Relationships and Related Transactions                                    17


     PART IV
     --------
     Item 14          Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                                             18

                                     PART I
                                 POPULAR, INC.

ITEM 1   BUSINESS

         Popular, Inc. (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $25.5 billion, total deposits of $14.2 billion and stockholders' equity of $1.7 billion at December 31, 1999. Based on total assets at December 31, 1999, the Corporation was the 37th largest bank holding company in the United States.

         The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated in 1893 and is Puerto Rico's largest bank with total assets of $18.3 billion, deposits of $10.4 billion and stockholders' equity of $1.0 billion at December 31, 1999. The Bank accounted for 72% of the total consolidated assets of the Corporation at December 31, 1999. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 199 branches and 442 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular's deposits are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's largest vehicle leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 47 offices in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 13 offices in Puerto Rico.

         The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. ("PIB") and GM Group, Inc. Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. Popular International Bank, Inc. ("PIB"), owns all of the outstanding stock of Popular North America, Inc. ("PNA") and ATH Costa Rica. The latter provides ATM switching and driving services in San Jose, Costa Rica. In addition, PIB owns 57% of the outstanding stock of Banco Fiduciario, S. A. ("BF"), a commercial bank in the Dominican Republic with total assets of $436 million as of December 31, 1999. In July 1999 the Corporation acquired GM Group, Inc., which provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in ten countries and through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 1999 GM Group, Inc. had total assets of $58 million. In August 1999 the Corporation acquired 85% of Newco Mortgage Holding Corporation (d/b/a Levitt Mortgage), a mortgage banking organization with operations in Puerto Rico, as part of the strategic initiative of enhancing its mortgage business in Puerto Rico. At December 31, 1999, the assets of Levitt Mortgage totaled $10 million.

         PIB is a wholly-owned subsidiary of the Corporation organized in 1992 that operates as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.

         PNA, a wholly-owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation's mainland U.S. operations. As of December 31, 1999, PNA had four direct subsidiaries, all of which were wholly-owned: Popular Holdings USA, Inc. ("PHUSA"), the holding company of Banco Popular North America

("BPNA") and Banco Popular, N.A. (Texas), Equity One, Inc. a diversified consumer finance company, Popular Cash Express, Inc., a retail financial services company and BanPonce Trust 1, a statutory business trust. Banco Popular, N.A. (Texas) merged with and into BPNA on January 1, 2000.

         The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 32 branches, which accounted for aggregate assets of $2.0 billion and total deposits of $1.7 billion at December 31, 1999. BPNA also operates 19 branches in Illinois and 17 in California with total assets of $1.9 billion and $448 million, respectively, and deposits of $1.6 billion and $324 million, respectively. In addition, BPNA has 10 branches in New Jersey with total assets of $440 million and deposits of $354 million as of December 31, 1999 and eight branches in Florida with aggregate total assets of $328 million and $132 million in deposits at the same date.

         At December 31, 1999, Banco Popular, N.A. (Texas)'s banking operations had $186 million in assets and $146 million in deposits through five branches.

         The deposits of BPNA are insured under BIF by the FDIC.

         In addition, BPNA owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 10 offices in seven states and total assets of $74 million as of December 31, 1999.

         Equity One, Inc. is engaged in the business of granting personal and mortgage loans and providing dealer financing through 138 offices in 32 states with total assets of $1.6 billion as of December 31, 1999. Popular Cash Express, Inc. offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 64 offices and 38 mobile check cashing units in four states in the United States. Its assets totaled $43 million as of December 31, 1999.

REORGANIZATION

         In 1998, the Corporation commenced a program to reorganize and streamline its operations in the mainland United States. The reorganization allows the Corporation to take advantage of recent changes in U.S. federal banking laws involving branch banking across state lines. The reorganization, which was largely completed on January 1, 1999, was finalized on January 1, 2000 with the merger of Banco Popular, N.A. (Texas) with and into BPNA.

COMPETITION

         The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant players in the consumer loan market. Investment firms and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, stocks and debt securities of corporations, and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings, and fees charged for services) and service (convenience and quality of services rendered to customers).

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk and the effect of legal proceedings on the Corporation's financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management.

         Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others; the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in "Part I, Item 3. Legal Proceedings" is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

         The Corporation's business is described on pages 1 through 19 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

         The Corporation, PIB, PNA and PHUSA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act prior to recent legislation that significantly altered these rules, bank holding companies activities and those of their banking and non-banking subsidiaries have been limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies have generally been prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. See "Financial Services Modernization below for information about the recent legislation that changed these rules."

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA, Banco Popular is not permitted to operate a branch or agency that is located outside of its "home state", except to the extent that a national bank with the same home state is permitted to do so as described under "Interstate Banking and Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.

         Banco Popular and BPNA are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico and in the case of BPNA, the Federal Reserve Board and the New York State Banking Department. Banco Popular and BPNA are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of other investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular and BPNA. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. See- "Financial Services Modernization" below for information about recent legislation that changed these rules.

         On March 9, 2000 Banco Popular entered into an agreement with the Federal Reserve Bank of New York that imposed a number of compliance, reporting and control requirements. A substantial portion of the required controls had been implemented by Banco Popular prior to the date the agreement was signed.

FDICIA

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 and the regulations promulgated thereunder ("FDICIA"), the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized," "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution is deemed well capitalized if it maintains a leverage ratio of at least 5%, a risk-based Tier 1 capital ratio of at least 6% and a risk-based total capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level. A depository institution is deemed adequately capitalized if it is not well capitalized but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a risk-based Tier 1 capital ratio of at least 4% and a risk-based total capital ratio of at least 8%. A depository institution is deemed undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized). An institution is deemed significantly undercapitalized if it has a leverage ratio of less than 3%, a risk-based Tier 1 capital ratio of less than 3% or a risk-based total capital ratio of less than 6%. An institution is deemed critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

         At December 31, 1999, Banco Popular and BPNA were well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

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

         The capital-based prompt corrective action provisions of FDICIA apply to FDIC-insured depository institutions such as the subsidiaries of the Corporation, Banco Popular, BPNA and before January 1, 2000, Banco Popular, N.A. (Texas), but they are not directly applicable to holding companies such as the Corporation, PIB, PNA and PHUSA which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

HOLDING COMPANY STRUCTURE

         Banco Popular and BPNA are subject to restrictions under federal law that limit the transfer of funds among them and the Corporation, PIB, PNA, PHUSA and any of the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular and BPNA to any of the Corporation, PIB, PNA, PHUSA or any non-banking subsidiaries, are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. For these purposes an institution's capital stock and surplus includes its total risk-based capital plus the balance of its allowance for loan losses not included therein. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB, PNA or PHUSA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular and BPNA are currently the only depository institution subsidiaries of the Corporation, PIB, PNA and PHUSA.

         Because the Corporation, PIB, PNA and PHUSA are holding companies, their right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of subsidiary depository institutions) except to the extent that the Corporation, PIB, PNA or PHUSA, as the case may be, may itself be a creditor with recognized claims against the subsidiary.

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution, the deposits of which are insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular and BPNA are both currently FDIC-insured depository institution subsidiaries of the Corporation. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.

DIVIDEND RESTRICTIONS

         The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular can pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts, as defined, against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts, as so defined, in excess of that account. At December 31, 1999, Banco Popular could have declared a dividend of approximately $182 million without the approval of the Federal Reserve Board.

         The payment of dividends by Banco Popular and BPNA may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. In addition, all insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA".

         See "Puerto Rico Regulation-General" for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC INSURANCE ASSESSMENTS

         Banco Popular and BPNA are subject to FDIC deposit insurance assessments. Pursuant to the FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

         The FDIC reduced the insurance premiums it charges on bank deposits insured by the BIF to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was signed into law. DIFA repealed the statutory minimum premium, and currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at an annual rate of between 0 cents and 27 cents per $100.00 of deposits.

         DIFA also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 2.12 cents per $100 of deposits. As of December 31, 1999, the Corporation had a BIF deposit assessment base of approximately $14 billion.

BROKERED DEPOSITS

         FDIC regulations adopted under the FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular and BPNA.

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 1999 and for the four previous years is presented in Table H "Capital Adequacy Data", on page F-14 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and is incorporated herein by reference.

         Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies and member banks, the minimum guidelines for the ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "leverage ratio") of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board's market risk capital measure. All other bank holding companies and member banks will be required to maintain a leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets less all intangibles.

         Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. See Consolidated Financial Statements, Note 18 "Regulatory Capital Requirements" on pages F-49 and F-50, for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institutions subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See - "FDICIA".

INTERSTATE BANKING LEGISLATION

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States were allowed to "opt in" to permit interstate branching by merger prior to June 1, 1997 and to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

FINANCIAL SERVICES MODERNIZATION

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act. Among other things, the Gramm-Leach-Bliley Act: (i) allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. This part of the Gramm-Leach-Bliley Act became effective on March 11, 2000.

         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act. (i) all of its depository institutions must be well-capitalized and well-managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company." In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

         The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation's bank subsidiaries, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

         Various other legislation, including proposals to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations, would have upon its financial condition or results of operations.

PUERTO RICO REGULATION

GENERAL

         As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

         Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. At the end of its most recent fiscal year, Banco Popular had a fund established in compliance with these requirements.

         Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than its receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund, as a reduction thereof. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

         Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by actual collateral. If a bank is authorized to establish one or more bank branches in a State of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches from the reserve requirements of Section 16. Pursuant to an order of the Federal Reserve Board dated November 24, 1982, Banco Popular has been exempted from the reserve requirements of the Federal Reserve System, with respect to deposits payable in Puerto Rico.

         Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent 15% of the paid-in capital and reserve fund of the bank. As of December 31, 1999, the legal lending limit for the Bank under this provision was approximately $91 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

         Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, originating and servicing mortgage loans and operating a small loan company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Leasing & Rental, Inc., Popular Mortgage, Inc. and Popular Finance, Inc., respectively, all of which are organized and operate in Puerto Rico.

         The Finance Board, which is a part of the Office of the Commissioner, but also includes as its members the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties and finance charges on retail installment sales and for credit card purchases) is to be determined by free competition.

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

EMPLOYEES

         At December 31, 1999, the Corporation employed 11,501 persons. None of its employees are represented by a collective bargaining group.

SEGMENT DISCLOSURE

         Note 27 to the Financial Statements, "Segment Reporting" on pages F-59 and F-60 is herein incorporated by reference.

         The principal market for the Corporation is Puerto Rico, where the Corporation had $18 billion or 72% of its total assets as of December 31, 1999 and earned $1.6 billion or 70% of its total revenues for the year then ended. Total assets, loans and deposits of commercial banks and financial institutions in Puerto Rico as of September 30, 1999 were estimated at $74 billion, $36 billion and $32 billion, respectively. At that date the Corporation's commercial banking operation in the island had an estimated market share of 25% and 30% in loans and deposits, respectively. As previously mentioned, the Corporation's leasing operation in Puerto Rico is the largest one in the island with an estimated 38% market share, while the mortgage and consumer operations have market shares of approximately 24% and 9%, respectively.

         The Corporation has a 57% investment in BF in the Dominican Republic. As of the December 31, 1999, BF operation had $436 million, $290 million and $295 million in assets, loans and deposits, respectively, representing approximately 2% each of the consolidated figures of the Corporation.

ITEM 2.  PROPERTIES

         As of December 31, 1999, Banco Popular owned (and wholly or partially occupied) approximately 73 branch premises and other facilities throughout the Commonwealth and one building in the U.S. Virgin Islands. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 130 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 1999, BPNA had 112 offices (principally bank branches) of which 59 were owned and 53 were leased. These offices were located throughout New York, Illinois, New Jersey, California and Florida. Banco Popular, N.A. (Texas) had six offices rented and owned one building. The Corporation's management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

         Popular Center, the San Juan metropolitan area headquarters, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 56% of the office space is leased to outside tenants.

         Cupey Center Complex, three buildings, one of three stories, and two of two stories each, located in Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel. An adjacent two-story building is held for future expansion of the complex and is currently leased to an outside tenant.

         Stop 22 - Santurce building, a twelve-story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted at this facility, which is fully occupied by Banco Popular personnel.

         Old San Juan building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco

Popular occupies approximately 27% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented to outside tenants.

         Mortgage Loan Center, a six-story building, a four story building, and a one story building, located at 153, 167 and 157 Ponce de Leon Avenue, Hato Rey, Puerto Rico, respectively, are fully occupied by Popular Mortgage, Inc. and Banco Popular's mortgage servicing departments.

         Banco Popular Virgin Islands Center, a three-story building housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.

         Dominican Republic building, an eight-story building located at 27 de febrero Avenue, Santo Domingo. BF's full service branch, the executive offices, corporate and retail banking division, finance and treasury division, credit review area and the human resources division, are the main activities conducted at this facility.

         Dominican Republic Parking Lot, a six-story building located at El Vergel Street #75 in Santo Domingo. This parking lot is used by BF's employees and customers.

         New York building, a nine-story structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 92% of the office space. The remaining space is rented or available for rent to outside tenants.

         Chicago building, a four-story building located at 4000-4008 West North Avenue, Chicago, Illinois. BPNA's full service branch, as well as BPNA's executive offices, human resources division and its operation department, are the main activities conducted at this facility.

         Orlando building, a two-story building located at 5551 Vanguard Street, Orlando, Florida. BPNA's Credit Card operations, finance and accounting department and BPNA's operation services are the main activities conducted at this facility.

         Houston building, a one-story building located at 1615 Little York Road, Houston, Texas. A full service branch of BPNA and its administrative offices are located at this facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position and results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation`s common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 1999 and the previous four years, as well as cash dividends declared is contained under Table I, "Common Stock Performance", on page F-15 and under the caption "Stockholders' Equity" on page F-14 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         As of February 29, 2000, the Corporation had 9,130 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $22.31 per share.

         On August 4, 1999, a shelf registration statement filed by the Corporation, PIB and PNA with the Securities and Exchange Commission became effective. This shelf registration statement allows the Corporation, PIB and PNA to issue medium-term notes, debt securities and preferred stock in an aggregate amount of up to $1.5 billion. On September 7, 1999, PNA issued $250 million aggregate principal amount of medium-term notes due September 15, 2001 under this registration statement. These medium-term notes of PNA are, and any additional securities of PNA of PIB issued under the registration statement will be, fully and unconditionally guaranteed by the Corporation.

         The Corporation currently has outstanding $125 million aggregate principal amount of subordinated notes due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured, subordinated obligations which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

         On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) ("Capital Securities") through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of BanPonce Trust I's 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA's 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). The Capital Securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consist of $154,640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292,000 as of December 31, 1999. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

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

         United States citizen who is non-resident of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department,"Withholding Tax Exemption Certificate for the Purpose of Section 1147", is filed with the withholding agent.

         U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item appears in Table C, "Selected Financial Data", on pages F-4 and F-5 and the text under the caption "Earnings Analysis" on page F-7 in the MD&A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                                      Year ended December 31,
                                                                      -----------------------
Ratio of Earnings to Fixed Charges:
                                                          1999       1998       1997       1996       1995
                                                          ----       ----       ----       ----       ----
         Excluding Interest on Deposits                    1.7        1.8        1.8        2.0        2.0
         Including Interest on Deposits                    1.4        1.4        1.4        1.4        1.4
Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits                    1.7        1.8        1.8        2.0        2.0
         Including Interest on Deposits                    1.4        1.4        1.4        1.4        1.4

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

                                                             Year ended December 31,
                                                             -----------------------
     (In thousands)                       1999           1998           1997         1996         1995
                                          ----           ----           ----         ----         ----
Long-term obligations                  $2,127,599     $1,582,161     $1,678,696   $1,111,713    $885,428
Non-Cumulative preferred
 stock of the Corporation                 100,000        100,000        100,000      100,000     100,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on page F-2 through F-28 under the caption "MD&A", and is incorporated herein by reference.

         Table K, "Maturity Distribution of Earning Assets", on page F-19 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information regarding the market risk of the Corporation's investments appears on page F-16 through F-18 under the caption " MD&A", and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F-29 through F-67, and on page F-28 under the caption "Statistical Summary - Quarterly Financial Data" in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance", "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 15, 2000 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation Program" and "Popular, Inc. Performance Graph" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders" and "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation and its Subsidiaries" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Family Relationships" and "Other Relationships, Transactions and Events" of the Corporation's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

A. The following financial statements and reports included on pages F-29 through F-67 of the financial review section of the Corporation's Annual Report to Shareholders, are incorporated herein by reference:

         (1)    Financial Statements:

                Report of Independent Accountants
                Consolidated Statements of Condition as of December 31, 1999 and 1998
                Consolidated Statements of Income for each of the years in the three-year period ended
                   December 31, 1999
                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999
                Consolidated Statements of Changes in Stockholders' Equity for
                   each of the years in the three-year period ended December 31, 1999
                Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 1999
                Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)    Exhibits

                The exhibits listed on the Exhibits Index on page 21 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K during the quarter ended December 31, 1999.

         Dated:  October 8, 1999

         Filed:  October 14, 1999

         Items reported: Item 5 - Other Events (Operational results for the quarter and nine month period ended September 30, 1999)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              POPULAR, INC.
                                              (Registrant)



                                     By:   /s/ RICHARD L. CARRION
                                          --------------------------------
                                          Richard L. Carrion
                                          Chairman of the Board, President
                                          and Chief Executive Officer
Dated:      02-10-2000                    (Principal Executive Officer)
            ----------
                                     By:   /s/ JORGE A. JUNQUERA
                                          --------------------------------
                                          Jorge A. Junquera
                                          Senior Executive Vice President
Dated:      02-10-2000                    (Principal Financial Officer)
            ----------
                                     By:   /s/ AMILCAR L. JORDAN
                                          --------------------------------
                                          Amilcar L. Jordan
                                          Senior Vice President
Dated:      02-10-2000                    (Principal Accounting Officer)
            ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ RICHARD L. CARRION                                   Chairman of the Board,
------------------------------------                      President and Chief
Richard L. Carrion                                        Executive Officer                    02-10-2000
                                                                                             --------------
 /s/ ALFONSO F. BALLESTER
------------------------------------                      Vice Chairman of
Alfonso F. Ballester                                      the Board                            02-10-2000
                                                                                             --------------
 /s/ ANTONIO LUIS FERRE
------------------------------------                      Vice Chairman of
Antonio Luis Ferre                                        the Board                            02-10-2000
                                                                                             --------------
 /s/ JUAN J. BERMUDEZ
------------------------------------
Juan J. Bermudez                                          Director                             02-10-2000
                                                                                             --------------
 /s/ FRANCISCO J. CARRERAS
------------------------------------
Francisco J. Carreras                                     Director                             02-10-2000
                                                                                             --------------
 /s/ DAVID H. CHAFEY, JR.
------------------------------------
David H. Chafey Jr.                                       Director                             02-10-2000

                                                                                             --------------
------------------------------------
Luis E. Dubon Jr.                                         Director
                                                                                             --------------
 /s/ HECTOR R. GONZALEZ
------------------------------------
Hector R. Gonzalez                                        Director                             02-10-2000
                                                                                             --------------
 /s/ JORGE A. JUNQUERA
------------------------------------
Jorge A. Junquera                                         Director                             02-10-2000
                                                                                             --------------
 /s/ MANUEL MORALES JR
------------------------------------
Manuel Morales Jr.                                        Director                             02-10-2000
                                                                                             --------------
 /s/ ALBERTO M. PARACCHINI
------------------------------------
Alberto M. Paracchini                                     Director                             02-10-2000
                                                                                             --------------
 /s/ FRANCISCO M. REXACH, JR.
------------------------------------
Francisco M. Rexach Jr.                                   Director                             02-10-2000
                                                                                             --------------
 /s/ J. ADALBERTO ROIG, JR.
------------------------------------
J. Adalberto Roig Jr.                                     Director                             02-10-2000
                                                                                             --------------


 /s/ FELIX J. SERRALLES JR
------------------------------------
Felix J. Serralles Jr.                                    Director                             02-10-2000
                                                                                             --------------
 /s/ JULIO E. VIZCARRONDO JR
------------------------------------
Julio E. Vizcarrondo Jr.                                  Director                             02-10-2000
                                                                                             --------------

                                 EXHIBIT INDEX

      EXHIBIT NO.                       DESCRIPTION
--------------------------------------------------------------------------------
       3.1         Restated Certificate of Incorporation of Popular, Inc., as
                   amended (English Translation) (incorporated herein by
                   reference to Exhibit 4(a) to Popular's Registration Statement
                   No. 333-26941 dated May 12, 1997).
       3.2         Bylaws of Popular, Inc., as amended (incorporated herein by reference to Exhibit 4.2 of Popular's Registration Statement dated June 8, 1999).
       3.3         Form of Certificate representing Popular, Inc.'s common
                   stock, par value $6.00 (incorporated herein by reference to
                   Exhibit 4.1 of Popular's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1998 (File No. 0-13818)).
       4.2         Form of Certificate representing the Popular, Inc.'s 8.35%
                   non-cumulative monthly Income Preferred Stock, 1994 Series
                   A, Liquidation Preference $25.00 per share.
       4.3         Stockholder Protection Rights Agreement, dated as of August
                   13, 1998, between Popular, Inc. and Banco Popular de Puerto
                   Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated herein by
                   reference to Exhibit 4.1 of Popular's Current Report on Form
                   8-K (File No. 0-13818), dated August 13, 1998 and filed on
                   August 21, 1998).
       4.4         Certificate of Designation, Preference and Rights of
                   Popular, Inc.'s Series A Participating Cumulative Preferred
                   Stock (incorporated herein by reference to Exhibit 99.1 of
                   Popular's Current Report on Form 8-K dated and filed on
                   August 3, 1999).
       4.5         Indenture, dated February 15, 1995, as supplemented by the
                   First Supplemental Indenture thereto, dated May 8, 1997,
                   each between Popular, Inc. and First National Bank of
                   Chicago, as Trustee (incorporated herein by reference to
                   Exhibit 4(d) of Popular's Registration Statement No.
                   333-26941 dated May 12, 1997).
       4.6         Second Supplemental Indenture, dated as of August 8, 1999, to Popular's Indenture, dated as of February 15, 1995, each between Popular, Inc. and The First National Bank of
                   Chicago, as Trustee (incorporated herein by reference to
                   Exhibit 4(e) of Popular's Current Report on Form 8-K (File
                   No. 0-13818), dated August 5, 1999 and filed on August 17,
                   1999).
       4.7         Subordinated Indenture dated as of November 30, 1995,
                   between Popular, Inc. and First National Bank of Chicago, as
                   Trustee (incorporated herein by reference to Exhibit 4(e) of
                   Popular's Registration Statement No. 333-26941, dated May
                   12, 1997).
       4.8         Indenture, dated as of October 1, 1991, among Popular North
                   America, Inc., Popular, Inc., as Guarantor, and The First
                   National Bank of Chicago, as Trustee, as supplemented by the
                   First Supplemental Indenture thereto, dated February 28,
                   1995, and by the Second Supplemental Indenture thereto,
                   dated as of May 8, 1997 (incorporated herein by reference to
                   Exhibit 4(f) of Popular's Registration Statement No.
                   333-26941, dated May 12, 1997).
       4.9         Third Supplemental Indenture to Popular's Indenture dated as of October 1, 1991, dated as of August 8, 1999, among
                   Popular North America, Inc., Popular, Inc. as Guarantor, and
                   The First National Bank of Chicago, as Trustee (incorporated herein by reference to Exhibit 4(h) of Popular's Current
                   Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      4.10         Form of Subordinated Note of Popular,  Inc.  (incorporated herein by reference to Exhibit 4(p) of Popular's Current
                   Report on Form 8-K (File No. 0-13818), dated December 7, 1995 and filed on December 13, 1995).
      4.11         Form of Fixed Rate Medium-Term Note, Series 3, of Popular,
                   Inc. (incorporated herein by reference to Exhibit 4(l) of
                   Popular's Current Report on Form 8-K (File No. 0-13818),
                   dated May 23, 1997 and filed on June 11, 1997).


      4.12         Form of Floating Rate Medium-Term Note, Series 3, of
                   Popular, Inc. (incorporated herein by reference to Exhibit
                   4(m) of Popular's Current Report on Form 8-K (File No.
                   0-13818), dated May 23, 1997 and filed on June 11, 1997).
      4.13         Form of Fixed Rate Medium-Term Note, Series D, of Popular
                   North America, Inc., guaranteed by Popular, Inc.
                   (incorporated herein by reference to Exhibit 4(n) of Popular's Current Report on Form 8-K (File No. 0-13818),
                   dated May 23, 1997 and filed on June 11, 1997).
      4.14         Form of Floating Rate Medium-Term Note, Series D, of Popular
                   North America, Inc., guaranteed by Popular, Inc.
                   (incorporated herein by reference to Exhibit 4(o) of Popular's Current Report on Form 8-K (File No. 0-13818), dated May 23, 1997 and filed on June 11, 1997).
      4.15         Form of Fixed Rate Medium-Term Note, Series 4, of Popular,
                   Inc. (incorporated herein by reference to Exhibit 4(o) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      4.16         Form of Floating Rate Medium-Term Note, Series 4, of
                   Popular, Inc. (incorporated by reference to Exhibit (4)(p) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed August 17, 1999).
      4.17         Form of Fixed Rate Medium-Term Note, Series E, of Popular
                   North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(q) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      4.18         Form of Floating Rate Medium-Term Note, Series E, of Popular
                   North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(r) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      4.19         Administrative Procedures governing Medium-Term Notes,
                   Series 4, of Popular, Inc. (incorporated herein by reference to Exhibit 10(a) of Popular's Current Report on Form 8-K
                   (File No. 0-13818), dated August 5, 1999 and filed on August
                   17, 1999).
      4.20         Administrative Procedures governing Medium-Term Notes,
                   Series E, of Popular North America, Inc., guaranteed by
                   Popular, Inc. (incorporated herein by reference to Exhibit
                   10(b) of Popular's Current Report on Form 8-K (File No.
                   0-13818), dated August 5, 1999 and filed on August 17,
                   1999).
      10.1         Annual Management Incentive Compensation Plan for certain
                   Division Supervisors approved in January, 1987 (incorporated herein by reference to Exhibit 10.8 of Popular's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13818)).
      10.2         Amendment to Popular, Inc. Senior Executive Long-Term
                   Incentive Plan, dated April 23, 1998 (incorporated herein by reference to Exhibit 10.8.2. of Popular's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1998 (File
                   No. 0-13818)).
      10.3 Stock Deferment Plan for Popular's outside directors, effective August 15, 1996 (incorporated herein by reference to Exhibit 10.9 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (file No. 0-13818)).
      10.4         Amended and Restated 364-day Credit Agreement dated as of
                   October 18, 1999 among Popular, Inc. and Popular North
                   America, Inc., the lenders named therein and The Chase
                   Manhattan Bank as Administrative Agent for an aggregate principal amount of $445,000,000.
      10.5         Interest Calculation Agency Agreement, dated as of August 6,
                   1999, between Popular, Inc. and The First National Bank of
                   Chicago (incorporated herein by reference to Exhibit 10(c) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      10.6         Interest Calculation Agency Agreement, dated as of August 6,
                   1999, between Popular North America, Inc. and The First
                   National Bank of Chicago (incorporated herein by reference to Exhibit 10(d) of Popular's Current Report on Form 8-K
                   (File No. 0-13818), dated August 5, 1999 and filed on August
                   17, 1999).
      10.7         Distribution Agreement, dated October 6, 1995, among
                   BanPonce Corporation, Merrill Lynch, Pierce, Fenner & Smith
                   Incorporated, CS First Boston Corporation and First Chicago
                   Capital Markets, Inc. (incorporated herein by reference to Exhibit 1(b) of BanPonce's Current Report on Form 8-K (File
                   No. 0-13818), dated and filed on October 6, 1995).


      10.8         Amendment No. 1, dated May 23, 1997, to the Distribution
                   Agreement, dated October 6, 1995, among Popular, Inc.,
                   Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase
                   Securities Inc., Credit Suisse First Boston Corporation and
                   First Chicago Capital Markets, Inc. (incorporated herein by reference to Exhibit 1(c) of Popular's Current Report on
                   Form 8-K (File No. 0-13818), dated May 23, 1997, and filed on June 11, 1997).
      10.9         Amendment No. 2, dated August 6, 1999, to the Distribution
                   Agreement, dated October 6, 1995, among Popular, Inc.,
                   Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit
                   Suisse First Boston Corporation, Chase Securities Inc. and
                   Popular Securities, Inc. (incorporated herein by reference to Exhibit 1(d) of Popular's Current Report on Form 8-K
                   (File No. 0-13818), dated August 5, 1999 and filed on August
                   17, 1999).
      10.10        Distribution Agreement, dated October 11, 1991, among
                   BanPonce Financial Corp., BanPonce Corporation, Merrill
                   Lynch, Pierce, Fenner & Smith Incorporated and The First
                   Boston Corporation (incorporated herein by reference to Exhibit 1(d) of Popular's Current Report on Form 8-K (File
                   No. 0-13818), dated May 23, 1997 and filed on June 11,
                   1997).
      10.11        Amendment No. 1, dated December 2, 1993, to the Distribution
                   Agreement, dated October 11, 1991, among BanPonce Financial
                   Corp., BanPonce Corporation, Merrill Lynch, Pierce, Fenner &
                   Smith Incorporated and Credit Suisse First Boston
                   Corporation (incorporated herein by reference to Exhibit
                   1(d) of Popular's Current Report on Form 8-K (File No.
                   0-13818), dated May 23, 1997 and filed on June 11, 1997).
      10.12        Amendment No. 2, dated October 6, 1995, to the Distribution
                   Agreement, dated October 11, 1991, as amended on December 2,
                   1993, and supplemented on June 16, 1993 and August 1, 1994, among BanPonce Financial Corp., BanPonce Corporation,
                   Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First
                   Boston Corporation and First Chicago Capital Markets, Inc.
                   (incorporated herein by reference to Exhibit 1(c) of BanPonce's Current Report on Form 8-K (File No. 0-13818), dated and filed on October 6, 1995).
      10.13        Amendment No. 3, dated May 23, 1997, to the Distribution
                   Agreement, dated October 11, 1991, among Popular North
                   America, Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner
                   & Smith Incorporated, Chase Securities Inc., Credit Suisse
                   First Boston Corporation and First Chicago Capital Markets,
                   Inc. (incorporated herein by reference to Exhibit 1(d) of Popular's Current Report on Form 8-K (File No. 0-13818), dated May 23, 1997 and filed on June 11, 1997).
      10.14        Amendment No. 4, dated August 6, 1999, to the Distribution
                   Agreement, dated October 6, 1991, among Popular North
                   America, Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner
                   & Smith Incorporated, Credit Suisse First Boston
                   Corporation, Chase Securities Inc. and Popular Securities,
                   Inc. (incorporated herein by reference to Exhibit 1(i) of Popular's Current Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
      12.1         Computation of Ratio of Earnings to Fixed Charges.
      13.1         Popular's Annual Report to Shareholders for the year ended
                   December 31, 1999.
      21.1         Schedule of Subsidiaries of Popular, Inc.
      23.1         Consents of Independent Accountants.
      27.1         Financial Data Schedule.
      99.1         Popular's Proxy Statement for the April 25, 2000 Annual
                   Meeting of Stockholders. Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.