Form 10-Q
period 2000-03-31
POPULAR INC
filed 2000-05-15
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2000            Commission file number   0 - 13818
                  -----------------                                   ---------

                                  POPULAR, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Puerto Rico                                 66-041-6582
       ------------------------                       -------------------
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

                           Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                     135,881,266
   ----------------------------        --------------------------------------
        (Title of Class)               (Shares Outstanding as of May 15, 2000)

                                  POPULAR, INC.
                                      INDEX


Part I - Financial Information                                                                    Page
------------------------------                                                                    ----
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - March 31, 2000,
               December 31, 1999 and March 31, 1999                                                   3
                                                                                                 ------

              Unaudited consolidated statements of income - Quarters ended
               March 31, 2000 and 1999                                                                4
                                                                                                 ------

              Unaudited consolidated statements of comprehensive income -
               Quarters ended March 31, 2000 and 1999                                                 5
                                                                                                 ------

              Unaudited consolidated statements of cash flows - Quarters
               ended March 31, 2000 and 1999                                                          6
                                                                                                 ------

              Notes to unaudited consolidated financial statements                                 7-21
                                                                                                 ------

   Item 2.  Management's discussion and analysis of financial condition
               and results of operation                                                           22-34
                                                                                                 ------

   Item 3.  Quantitative and qualitative disclosures about market risk                               25
                                                                                                 ------


Part II - Other Information
---------------------------

   Item 1.  Legal proceedings                                                                        34

   Item 2.  Changes in securities - None                                                            N/A
                                                                                                 ------

   Item 3.  Defaults upon senior securities - None                                                  N/A
                                                                                                 ------

   Item 4.  Submission of matters to a vote of security holders - None                              N/A
                                                                                                 ------

   Item 5.  Other information                                                                        34
                                                                                                 ------

   Item 6.  Exhibits and reports on Form 8-K                                                         34
                                                                                                 ------

    ---     Signature                                                                                35
                                                                                                 ------

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

         Various factors could cause actual results to differ from those contemplated by such forward looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond market and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in "Part II, Item I. Legal Proceedings," is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                  MARCH 31,        December 31,      March 31,
(In thousands)                                                                      2000               1999             1999
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $    606,383      $    663,696      $    596,116
--------------------------------------------------------------------------------------------------------------------------------

Money market investments:

Federal funds sold and securities purchased under agreements to resell               850,216           931,123           828,981
Time deposits with other banks                                                        41,692            54,354            36,068
Banker's acceptances                                                                     744               517               563
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     892,652           985,994           865,612
--------------------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value                          6,916,382         7,324,950         6,544,252
Investment securities held-to-maturity, at amortized cost                            384,365           299,312           484,958
Trading account securities, at market value                                          208,473           236,610           273,467
Loans held-for-sale, at lower of cost or market                                      556,813           619,298           475,081
--------------------------------------------------------------------------------------------------------------------------------
Loans                                                                             15,001,946        14,659,400        13,339,826
 Less - Unearned income                                                              357,828           370,944           356,662
           Allowance for loan losses                                                 293,442           292,010           277,116
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  14,350,676        13,996,446        12,706,048
--------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                               437,932           440,971           432,694
Other real estate                                                                     32,448            29,268            29,800
Customers' liabilities on acceptances                                                  8,308            12,041            21,208
Accrued income receivable                                                            167,853           175,746           161,258
Other assets                                                                         438,706           371,421           315,602
Intangible assets                                                                    301,034           304,786           267,979
--------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 25,302,025      $ 25,460,539      $ 23,174,075
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                                         $  2,998,252      $  3,284,949      $  2,919,926
   Interest bearing                                                               11,339,609        10,888,766        10,656,746
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  14,337,861        14,173,715        13,576,672
   Federal funds purchased and securities sold under Agreements to repurchase      4,151,527         4,414,480         3,915,208
   Other short-term borrowings                                                     2,441,885         2,612,389         1,690,489
   Notes payable                                                                   1,965,160         1,852,599         1,521,093
   Acceptances outstanding                                                             8,308            12,041            21,208
   Other liabilities                                                                 418,985           436,718           450,411
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  23,323,726        23,501,942        21,175,081
--------------------------------------------------------------------------------------------------------------------------------
   Subordinated notes                                                                125,000           125,000           125,000
--------------------------------------------------------------------------------------------------------------------------------

   Preferred beneficial interests in Popular North America's
     junior subordinated deferrable interest debentures guaranteed
      by the Corporation                                                             150,000           150,000           150,000
--------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                        21,006            22,611            19,512
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                                     100,000           100,000           100,000
 Common stock                                                                        828,254           827,662           826,121
 Surplus                                                                             245,719           243,855           218,635
 Retained earnings                                                                   734,681           694,301           573,068
 Treasury stock-at cost                                                              (64,150)          (64,123)          (39,559)
 Accumulated other comprehensive (loss) income, net of
   deferred taxes of ($40,709) (December 31, 1999 - ($35,993);
   March 31, 1999 - $8,812)                                                         (162,211)         (140,709)           26,217
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   1,682,293         1,660,986         1,704,482
--------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 25,302,025      $ 25,460,539      $ 23,174,075
================================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Quarters ended
                                                                       March 31,

(Dollars in thousands, except per share information)             2000             1999
-----------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                        $376,520          $326,033
 Money market investments                                       13,248             7,933
 Investment securities                                         112,130           105,434
 Trading account securities                                      3,903             4,795
-----------------------------------------------------------------------------------------
                                                               505,801           444,195
-----------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                      122,474           110,823
 Short-term borrowings                                         102,825            69,374
 Long-term debt                                                 38,262            27,759
-----------------------------------------------------------------------------------------
                                                               263,561           207,956
-----------------------------------------------------------------------------------------

Net interest income                                            242,240           236,239
Provision for loan losses                                       50,013            35,771
-----------------------------------------------------------------------------------------
Net interest income after provision for loan losses            192,227           200,468
Service charges on deposit accounts                             30,223            28,249
Other service fees                                              47,365            37,909
Gain on sale of securities                                      13,264               450
Trading account profit (loss)                                      817              (282)
Other operating income                                          24,057            20,731
-----------------------------------------------------------------------------------------
                                                               307,953           287,525
-----------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                       78,594            70,157
 Profit sharing                                                  4,132             6,320
 Pension and other benefits                                     20,498            19,559
-----------------------------------------------------------------------------------------
                                                               103,224            96,036
Net occupancy expense                                           16,559            14,258
Equipment expenses                                              23,434            20,734
Other taxes                                                      8,575             8,265
Professional fees                                               17,678            15,312
Communications                                                  10,802            10,829
Business promotion                                              14,087            11,000
Printing and supplies                                            5,172             4,990
Other operating expenses                                        18,381            12,847
Amortization of intangibles                                      8,592             7,620
-----------------------------------------------------------------------------------------
                                                               226,504           201,891
-----------------------------------------------------------------------------------------
Income before income tax and minority interest                  81,449            85,634
Income tax                                                      18,756            22,402
Net loss of minority interest                                    1,496               432
-----------------------------------------------------------------------------------------
NET INCOME                                                    $ 64,189          $ 63,664
=========================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                         $ 62,102          $ 61,577
=========================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)                 $   0.46          $   0.45
=========================================================================================
DIVIDENDS DECLARED PER COMMON SHARES                          $   0.16          $   0.14
=========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)


                                                                                    Quarters ended
                                                                                       March 31,

(In thousands)                                                                 2000                 1999
-----------------------------------------------------------------------------------------------------------

Net  Income                                                                  $ 64,189             $ 63,664
                                                                             ------------------------------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment                                        (385)                (833)
  Unrealized holding losses on securities:
    Unrealized holding losses arising during
     the period, net of tax of ($1,327) (1999-
     ($16,301))                                                               (10,828)             (48,509)
    Less: reclassification adjustment for net gains
      included in net income, net of tax of
      $3,389 (1999 - $61)                                                      10,290                  148
                                                                             ------------------------------

   Total other comprehensive loss                                            $(21,503)            $(49,490)
                                                                             ------------------------------

   Comprehensive income                                                      $ 42,686             $ 14,174
                                                                             ==============================


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

                                                                 MARCH 31,        December 31,     March 31,
(In thousands)                                                     2000               1999           1999
-------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                         $  (1,650)         $  (1,265)        $(1,048)
Unrealized (losses) gains on securities                          (160,561)          (139,444)         27,265
                                                                ---------------------------------------------

Accumulated other comprehensive (loss) income                   $(162,211)         $(140,709)        $26,217
                                                                =============================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     For the quarters ended
                                                                                           March 31,

(In thousands)                                                                   2000                    1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    64,189             $    63,664
----------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization of premises and equipment                      18,921                  17,495
     Provision for loan losses                                                    50,013                  35,771
     Amortization of intangibles                                                   8,592                   7,620
     Gain on sale of investment securities available-for-sale                    (13,264)                   (450)
     Gain on disposition of premises and equipment                                    (2)                    (20)
     Gain on sale of loans                                                        (5,359)                 (7,877)
     Amortization of premiums and accretion of discounts on investments              788                     670
     Decrease in loans held-for-sale                                              62,485                 169,077
     Amortization of deferred loan fees and costs                                   (117)                   (509)
     Net decrease in trading securities                                           28,137                  45,260
     Net decrease (increase) in accrued income receivable                          7,893                  (4,944)
     Net increase in other assets                                                (47,352)                (46,951)
     Net decrease in interest payable                                            (33,207)                (16,020)
     Net increase in current and deferred taxes                                    7,700                  32,430
     Net increase in postretirement benefit obligation                             2,433                   3,195
     Net (decrease) increase in other liabilities                                 (8,775)                  1,682
----------------------------------------------------------------------------------------------------------------
Total adjustments                                                                 78,886                 236,429
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        143,075                 300,093
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                        93,342                  82,286
  Purchases of investment securities held-to-maturity                         (4,517,627)             (1,120,189)
  Maturities of investment securities held-to-maturity                         4,036,370               1,050,510
  Purchases of investment securities available-for-sale                         (513,212)             (2,056,570)
  Maturities of investment securities available-for-sale                       1,232,543               2,087,975
  Sales of investment securities available-for-sale                               77,078                 194,301
  Net disbursements on loans                                                    (628,637)               (887,509)
  Proceeds from sale of loans                                                    214,533                 315,535
  Acquisition of loan portfolios                                                                          (2,275)
  Cash received in acquisition                                                       715
  Acquisition of premises and equipment                                          (18,657)                (28,253)
  Proceeds from sale of premises and equipment                                     2,779                   2,805
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (20,773)               (361,384)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            164,146                 (95,541)
  Net decrease in federal funds purchased and securities
   Sold under agreements to repurchase                                          (262,953)               (425,293)
  Net (decrease) increase in other short-term borrowings                        (170,941)                315,407
  Proceeds from issuance of notes payable                                        264,481               1,067,029
  Payments of notes payable                                                     (151,921)               (853,097)
  Dividends paid                                                                 (24,884)                (21,077)
  Proceeds from issuance of common stock                                           2,457                   2,272
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (179,615)                (10,300)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                          (57,313)                (71,591)
Cash and due from banks at beginning of period                                   663,696                 667,707
----------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                     $   606,383             $   596,116
================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - CONSOLIDATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the U.S. and British Virgin Islands, New York, Illinois, New Jersey, Florida, California and Texas. The Corporation is also the principal shareholder of Banco Fiduciario, S.A. in the Dominican Republic. The Corporation is engaged in mortgage and consumer finance, lease financing, investment banking and broker/dealer activities, retail financial services, and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States and Costa Rica. Also, in January 2000, the Corporation acquired CreST, S.A., a local card processor and POS provider in Costa Rica. Refer to note 10 to the consolidated financial statements for further information on the nature of operations of the Corporation by business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2000 presentation.

NOTE 2 - ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of condition measured at fair value. It also establishes unique accounting treatment for the following three different types of hedges: fair value hedges, cash flows hedges and foreign currency hedges. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the derivative instrument and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these types of hedges are included in earnings in the period of change. The FASB has delayed the effective date of this statement to fiscal years beginning after June 15, 2000. Management estimates that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of March 31, 2000, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                        March 31,
                                                                        ---------
                                                            2000                          1999
                                                            ----                          ----
                                                  Amortized       Market         Amortized       Market
                                                    Cost          Value            Cost          Value
                                                ---------------------------------------------------------
                                                                      (In thousands)
U.S. Treasury (average maturity of 1 year
  And 7 months)                                  $1,716,151    $1,698,684       $2,456,707    $2,477,732
Obligations of other U.S. Government
  Agencies and corporations (average
  Maturity of 5 years and 6 months)               3,292,509     3,145,455        2,312,930     2,289,475
Obligations of Puerto Rico, States and
  Political subdivisions (average maturity
  Of 10 years)                                       77,330        76,896           75,634        76,549
Collateralized mortgage obligations (average
  Maturity of 22 years and 10 months)             1,350,727     1,318,300        1,140,210     1,142,019
Mortgage-backed securities (average maturity
  Of 24 years and 3 months)                         470,304       473,110          348,127       355,850
Equity securities (without contractual
  maturity)                                         136,929       134,535          122,000       150,483
Others (average maturity of 11 years and 1
  months)                                            73,702        69,402           52,567        52,144
                                                ---------------------------------------------------------
                                                 $7,117,652    $6,916,382       $6,508,175    $6,544,252
                                                =========================================================



Investment securities held-to-maturity:

                                                                       March 31,
                                                                       ---------
                                                          2000                            1999
                                                          ----                            ----
                                                  Amortized      Market         Amortized        Market
                                                    Cost         Value             Cost          Value
                                                ---------------------------------------------------------
                                                                     (In thousands)
Obligations of other U.S. Government agencies
  and Corporations                                                                $154,966      $160,819
Obligations of Puerto Rico, States and
  Political subdivisions (average maturity
  Of 7 years and 11 months)                        $147,114      $147,781           31,547        32,590
Collateralized mortgage obligations (average
  Maturity of 12 years and 3 months)                 17,396        17,188           25,999        26,109
Mortgage-backed securities (average maturity
  of 9 years and 5 months)                           22,250        22,164           31,020        31,269
Equity securities (without contractual
  maturity)                                          91,188        91,188           88,312        88,312
Others (average maturity of 4 years and 2
  months)                                           106,417       101,349          153,114       153,101
                                                ---------------------------------------------------------
                                                   $384,365      $379,670         $484,958      $492,200
                                                =========================================================

The expected maturity of collateralized mortgage obligations, mortgage-backed securities and certain other securities differs from their contractual maturities because they may be subject to prepayments.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities held-to-maturity and reported at amortized cost.

NOTE 4 - PLEDGED ASSETS

Securities and loans of the Corporation of $5,099,733 (1999 - $4,738,716) are pledged to secure public and trust deposits and securities sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 2000, amounted to $18,190 and $69,568 (1999 - $15,644 and $78,234). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

NOTE 6 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At March 31, 2000, there were 138,042,365 (1999 - 137,686,887) shares issued and
135,747,610 (1999 - 135,709,287) outstanding. As of March 31, 2000, a total of
2,294,755 (1999 - 1,977,600) common shares with a total cost of $64,150 (1999 -
$39,559) were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at March 31, 2000 and 1999.

Popular International Bank, Inc. (PIB) and Popular North America, Inc.'s (PNA) bank subsidiaries have certain statutory provisions and regulatory requirements and policies, such as the maintenance of adequate capital, that limit the amount of dividends they can pay. Other than these limitations, no other restrictions exist on the ability of PIB and PNA to make dividend and asset distributions to the Corporation, nor on the ability of PNA's subsidiaries to make distributions to PNA.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $62,102 for the first quarter of 2000 (1999 - $61,577), after deducting the dividends on preferred stock. EPS are based on 135,763,765 average shares outstanding for the first quarter of 2000 (1999 - 135,709,287).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 2000, the Corporation paid interest and income taxes amounting to $296,768 and $4,157, respectively (1999 - $233,369 and $3,636). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 2000, amounted to $9,872 and $5,464, respectively (1999 - $3,147 and $5,057).

NOTE 10 - SEGMENT REPORTING

Popular, Inc. operates three major reportable segments: commercial banking, mortgage and consumer lending, and lease financing. Management has determined its reportable segments based on legal entity, which is the way that operating decisions and performance is measured. These entities have then been aggregated by products, services and markets with similar characteristics.

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the first quarter of 2000 and 1999.

                                           Mortgage
                                             and
                             Commercial    consumer     Lease
                              banking      lending    Financing        Other     Eliminations   Total
---------------------------------------------------------------------------------------------------------
(In thousands)                                           March 31, 2000
---------------------------------------------------------------------------------------------------------
Net interest income       $   208,354   $   22,566    $ 11,010     $      343  $       (33)   $   242,240
Provision for loan losses      38,443        5,483       4,395          1,692            0         50,013
Other income                   64,417       10,587       6,310         36,416       (2,004)       115,726
Amortization expense            7,022          161         188          1,221            0          8,592
Depreciation expense           14,216          471       2,422          1,812            0         18,921
Other operating expense       150,787       19,539       6,107         23,608       (1,050)       198,991
Minority interest                                                       1,496                       1,496
Income tax                     12,351        2,584       1,604          2,482         (265)        18,756
---------------------------------------------------------------------------------------------------------
   Net income             $    49,952   $    4,915    $  2,604     $    7,440  $      (722)   $    64,189
=========================================================================================================
   Segment Assets         $21,465,088   $2,235,598    $859,451     $6,332,797  $(5,590,909)   $25,302,025
=========================================================================================================


                                        Mortgage and
                           Commercial     consumer       Lease
                            banking       lending      Financing        Other    Eliminations    Total
--------------------------------------------------------------------------------------------------------
(In thousands)                                           March 31, 1999
--------------------------------------------------------------------------------------------------------
Net interest income       $   202,243   $   21,170    $ 10,696     $    2,143   $      (13)  $   236,239
Provision for loan losses      27,036        6,106       2,629              0            0        35,771
Other income                   57,929       13,909       5,050         11,567       (1,398)       87,057
Amortization expense            7,062           84         189            285            0         7,620
Depreciation expense           13,562          375       2,246          1,312            0        17,495
Other operating expense       141,778       17,009       5,558         12,549         (118)      176,776
Minority interest                                                         432                        432
Income tax                     16,250        4,246       1,937            294         (325)       22,402
--------------------------------------------------------------------------------------------------------
   Net income             $    54,484   $    7,259    $  3,187           (298)        (968)       63,664
========================================================================================================
   Segment Assets         $19,812,764   $1,760,856    $695,302     $5,621,060  $(4,715,907)  $23,174,075
========================================================================================================

During the quarter ended March 31, 2000, the Corporation's Bank Holding Company exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13.4 million gain. This gain is included in "other income" within the "other" reportable segment category.

GEOGRAPHIC INFORMATION

                                        MARCH 31,       March 31,
                                          2000            1999
-----------------------------------------------------------------
                                            (IN THOUSANDS)
Revenues*
Puerto Rico                             $430,572         $369,777
United States                            159,853          132,167
Other                                     31,102           29,308
-----------------------------------------------------------------
Total consolidated revenues             $621,527         $531,252
=================================================================

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit (loss), and other operating income.

                                                          MARCH 31,                 March 31,
                                                            2000                      1999
------------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)

Selected Balance Sheet Information:
Puerto Rico
    Total assets                                         $17,533,379                $16,616,630
     Loans                                                 8,782,436                  8,147,861
     Deposits                                              9,734,120                  9,427,048
United States
     Total assets                                         $6,736,396                 $5,664,624
     Loans                                                 5,742,799                  4,684,895
     Deposits                                              3,624,759                  3,365,560
Other
     Total assets                                         $1,032,250                   $892,821
     Loans                                                   675,696                    625,489
     Deposits                                                978,982                    784,064


NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, CreST, S.A., Banco Fiduciario, S.A. and Popular North America, Inc., including Popular Holdings USA, Inc. and its wholly-owned subsidiary Banco Popular North America; Popular Cash Express, Inc. and Equity One, Inc. (second-tier subsidiaries), as of February 29, 2000 and February 28,1999, and their related statement of income, cash flows and comprehensive income for each of the quarters then ended. The results of Popular Holdings USA, Inc. and its subsidiary are included as of March 31, 2000 and 1999. PIB has a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIB presented below, corresponds to the financial information of PIB included in the consolidated financial statements of Popular, Inc. as of March 31, 2000 and 1999.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PIB, other than the following financial information, because management has determined that such information is not material to holders of debt securities issued by PIB which are guaranteed by the Corporation.

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                       February 29,            February 28,
(In thousands)                                                                            2000                    1999
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                                $   217,135             $   215,652
Money market investments                                                                    93,203                 107,219
Investment securities available-for-sale, at market value                                  331,550                 376,777
Investment securities held-to-maturity, at cost                                             49,104                  61,558
Trading account securities, at market value
Loans held-for-sale                                                                         18,384                  72,694
Loans                                                                                  $ 5,985,444             $ 4,926,915
 Less - Unearned income                                                                     72,246                  70,632
           Allowance for loan losses                                                        99,505                  94,300
--------------------------------------------------------------------------------------------------             -----------
                                                                                         5,813,693               4,761,983
--------------------------------------------------------------------------------------------------             -----------

Premises and equipment                                                                     137,817                 132,514
Other real estate                                                                           24,204                  21,664
Customers' liabilities on acceptances                                                        7,824                  19,737
Accrued income receivable                                                                   44,923                  38,784
Other assets                                                                               129,392                  82,003
Intangible assets                                                                          150,341                 148,073
--------------------------------------------------------------------------------------------------             -----------
                                                                                       $ 7,017,570             $ 6,038,658
==================================================================================================             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                                                $   634,683             $   629,203
   Interest bearing                                                                      3,782,391               3,028,600
--------------------------------------------------------------------------------------------------             -----------
                                                                                         4,417,074               3,657,803
Federal funds purchased and securities sold under
  agreements to repurchase                                                                  79,116                 118,023
Other short-term borrowings                                                                400,503                 598,461
Notes payable                                                                            1,309,606                 862,820
Acceptances outstanding                                                                      7,824                  19,737
Other liabilities                                                                           85,134                  69,701
--------------------------------------------------------------------------------------------------             -----------
                                                                                         6,299,257               5,326,545
--------------------------------------------------------------------------------------------------             -----------

Preferred beneficial interests in Popular North America's junior subordinated
  deferrable interest debentures guaranteed by the Corporation                             150,000                 150,000
--------------------------------------------------------------------------------------------------             -----------
Minority interest in consolidated subsidiaries                                              20,135                  19,512
--------------------------------------------------------------------------------------------------             -----------

Stockholders' equity:
 Common stock                                                                                3,962                   3,961
 Surplus                                                                                   482,226                 470,226
 Retained earnings                                                                          67,885                  68,352
 Accumulated other comprehensive (loss) income, net of
deferred taxes of ($1,540); (February 28, 1999 - $656)                                      (5,895)                     62
--------------------------------------------------------------------------------------------------             -----------
                                                                                           548,178                 542,601
--------------------------------------------------------------------------------------------------             -----------
                                                                                       $ 7,017,570             $ 6,038,658
==================================================================================================             ===========

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                    Quarter ended


                                                                           February 29,         February 28,
                                                                           ------------         ------------
(In thousands)                                                                 2000                 1999
                                                                               ----                 ----
INTEREST INCOME:
 Loans                                                                       $141,240             $114,572
 Money market investments                                                         761                  654
 Investment securities                                                          5,564                7,308
-------------------------------------------------------------------------------------             --------
                                                                              147,565              122,534
-------------------------------------------------------------------------------------             --------

INTEREST EXPENSE:
 Deposits                                                                      48,929               37,030
 Short-term borrowings                                                          7,513               11,180
 Long-term debt                                                                25,200               15,252
-------------------------------------------------------------------------------------             --------
                                                                               81,642               63,462
-------------------------------------------------------------------------------------             --------

Net interest income                                                            65,923               59,072
Provision for loan losses                                                      13,382                9,595
-------------------------------------------------------------------------------------             --------
Net interest income after provision for loan losses                            52,541               49,477
Service charges on deposit accounts                                             7,574                6,739
Other service fees                                                             15,128               10,863
Gain on sale of securities                                                                             393
Other operating income                                                          4,837                8,746
-------------------------------------------------------------------------------------             --------
                                                                               80,080               76,218
-------------------------------------------------------------------------------------             --------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                      27,563               25,051
 Profit sharing                                                                   181                  713
 Pension and other benefits                                                     7,265                6,207
-------------------------------------------------------------------------------------             --------
                                                                               35,009               31,971
 Net occupancy expense                                                          6,989                6,171
 Equipment expenses                                                             5,496                4,122
 Other taxes                                                                      797                  421
 Professional fees                                                              8,635                6,560
 Communications                                                                 3,422                3,229
 Business promotion                                                             7,420                5,764
 Printing and supplies                                                          2,113                1,897
 Other operating expenses                                                       8,877                5,266
 Amortization of intangibles                                                    3,717                3,456
-------------------------------------------------------------------------------------             --------
                                                                               82,475               68,857
-------------------------------------------------------------------------------------             --------
Income before income tax and minority interest                                 (2,395)               7,361
Income tax                                                                        745                4,120
Net loss on minority interest                                                   1,496                  432
=====================================================================================             ========
NET (LOSS) INCOME                                                            $ (1,644)            $  3,673
=====================================================================================             ========

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      For the quarters ended
                                                                                  February 29,           February 28,
(In thousands)                                                                       2000                    1999
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                               $    (1,644)            $     3,673
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization of premises and equipment                            4,123                   3,896
     Provision for loan losses                                                         13,382                   9,595
     Amortization of intangibles                                                        3,717                   3,456
     Gain on sale of investment securities available-for-sale                                                    (393)
     (Gain) loss on disposition of premises and equipment                                 (14)                      2
     Gain on sale of loans                                                             (3,541)                 (7,873)
     Amortization of premiums and accretion of discounts
         on investments                                                                   (25)                   (156)
     Decrease in loans held-for-sale                                                   68,751                 154,944
     Amortization of deferred loan fees and costs                                        (817)                   (470)
     Net decrease in interest receivable                                                4,515                   2,195
     Net increase in other assets                                                     (39,884)                (18,205)
     Net decrease in interest payable                                                 (21,084)                (11,983)
     Net (decrease) increase in current and deferred taxes                             (2,528)                  6,344
     Net increase (decrease) in other liabilities                                      18,585                 (13,496)
----------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                      45,180                 127,856
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              43,536                 131,529
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                                  (4,326)                 50,339
  Purchases of investment securities held-to-maturity                                    (234)                    (13)
  Maturities of investment securities held-to-maturity                                     20                  55,613
  Purchases of investment securities available-for-sale                               (50,763)             (1,098,299)
  Maturities of investment securities available-for-sale                               48,371               1,107,291
  Sales of investment securities available-for-sale                                       388                  29,971
  Net disbursements on loans                                                         (557,958)               (565,802)
  Proceeds from sale of loans                                                         213,620                 308,535
  Capital contribution to subsidiaries                                                 (2,969)                (72,000)
  Acquisition of loan portfolios                                                                               (7,000)
  Cash received in acquisition                                                            715
  Acquisition of premises and equipment                                                (5,960)                 (6,225)
  Proceeds from sale of premises and equipment                                          1,686                     352
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (357,410)               (197,238)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                  41,698                 (69,540)
  Net increase (decrease) in federal funds purchased and
      securities sold under agreements to repurchase                                   38,576                (287,787)
  Net increase in other short-term borrowings                                          47,014                  68,430
  Proceeds from issuance of notes payable                                             149,857                 969,970
  Payments of notes payable                                                            (1,285)               (773,918)
  Capital contribution received from Parent company                                    12,000                  74,047
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   287,860                 (18,798)
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                               (26,014)                (84,507
Cash and due from banks at beginning of period                                        243,149                 300,159
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                          $   217,135             $   215,652
======================================================================================================================

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                   Quarters ended

                                                                            February 29,        February 28,
(In thousands)                                                                  2000                1999
-----------------------------------------------------------------------------------------------------------

Net (loss) income                                                            $ (1,644)            $  3,673
                                                                             ------------------------------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment                                        (362)                (833)
  Unrealized holding losses arising during
    the period, net of tax of ($480) (1999 - ($495))                           (2,682)                (589)
    Less: reclassification adjustment for gains
     Included in net income, net of tax of $61 in 1999                                                  91
                                                                             ------------------------------

   Total other comprehensive loss                                            $ (3,044)            $ (1,513)
                                                                             ------------------------------

    Comprehensive (loss) income                                              $ (4,688)            $  2,160
                                                                             ==============================


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

                                                             February 29,    November 30,   February 28,
(In thousands)                                                   2000            1999           1999
-------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                        $(1,600)        $(1,238)        $(1,048)
Unrealized (losses) gains on securities                         (4,295)         (1,613)          1,110
                                                               ----------------------------------------

Accumulated other comprehensive (loss) income                  $(5,895)        $(2,851)        $    62
                                                               ========================================

NOTE 12 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc. and Popular Holdings USA, and its wholly-owned subsidiary Banco Popular North America, as of February 29, 2000 and February 28, 1999, and their related statement of income, cash flows and comprehensive income for each of the quarters then ended. The results of Popular Holdings USA, Inc. and its subsidiary are included as of March 31, 2000 and 1999. PNA has a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PNA presented below, corresponds to the financial information of PNA included in the consolidated financial statements of Popular, Inc. as of March 31, 2000 and 1999.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PNA, other than the following financial information, because management has determined that such information is not material to holders of debt securities issued by PNA which are guaranteed by the Corporation.

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                      February 29,        February 28,
                                                                      ------------        ------------
(In thousands)                                                            2000                1999
----------------------------------------------------------------------------------        ------------
ASSETS

Cash and due from banks                                                $   176,218         $  160,111
Money market investments                                                    58,943             75,692
Investment securities available-for-sale, at market value                  316,863            338,979
Investment securities held-to-maturity, at cost                             49,104             61,558
Trading account securities, at market value
Loans held-for-sale                                                         18,384             72,694
Loans                                                                  $ 5,728,219         $4,672,679
 Less - Unearned income                                                     72,246             70,632
        Allowance for loan losses                                           77,733             69,578
----------------------------------------------------------------------------------        -----------
                                                                         5,578,240          4,532,469
----------------------------------------------------------------------------------        -----------
Premises and equipment                                                     110,681            104,025
Other real estate                                                           12,264             14,868
Customers' liabilities on acceptances                                          868                292
Accrued income receivable                                                   40,018             35,016
Other assets                                                                94,879             51,376
Intangible assets                                                          137,695            145,053
----------------------------------------------------------------------------------        -----------
                                                                       $ 6,594,157         $5,592,133
==================================================================================        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                                $   588,452         $  588,921
   Interest bearing                                                      3,542,098          2,776,638
----------------------------------------------------------------------------------        -----------
                                                                         4,130,550          3,365,559
Federal funds purchased and securities sold under
  agreements to repurchase                                                  79,116            116,023
Other short-term borrowings                                                367,111            567,283
Notes payable                                                            1,274,974            823,274
Acceptances outstanding                                                        868                292
Other liabilities                                                           78,841             59,471
----------------------------------------------------------------------------------        -----------
                                                                         5,931,460          4,931,902
----------------------------------------------------------------------------------        -----------

Preferred beneficial interests in Popular North America's
  junior subordinated deferrable interest debentures guaranteed
  by the Corporation                                                       150,000            150,000
----------------------------------------------------------------------------------        -----------

Stockholders' equity:
 Common stock                                                                    2                  2
 Surplus                                                                   439,964            439,964
 Retained earnings                                                          74,764             69,417
 Accumulated other comprehensive (loss) income, net of
deferred taxes of  $(1,540); (February 28, 1999 - $656)                     (2,033)               848
----------------------------------------------------------------------------------         ----------
                                                                           512,697            510,231
----------------------------------------------------------------------------------         ----------
                                                                       $ 6,594,157         $5,592,133
==================================================================================         ==========

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                               Quarter ended

                                                         February 29,    February 28,
                                                         ------------    ------------
(In thousands)                                               2000            1999
                                                             ----            ----
INTEREST INCOME:
 Loans                                                     $127,637        $101,146
 Money market investments                                       562             715
 Investment securities                                        5,512           5,991
-------------------------------------------------------------------        --------
                                                            133,711         107,852
-------------------------------------------------------------------        --------

INTEREST EXPENSE:
 Deposits                                                    40,079          26,998
 Short-term borrowings                                        6,480           9,708
 Long-term debt                                              23,927          14,817
-------------------------------------------------------------------        --------
                                                             70,486          51,523
-------------------------------------------------------------------        --------

Net interest income                                          63,225          56,329
Provision for loan losses                                    11,690           9,595
-------------------------------------------------------------------        --------
Net interest income after provision for loan losses          51,535          46,734
Service charges on deposit accounts                           6,417           5,714
Other service fees                                           13,326           9,083
Gain on sale of securities                                                      389
Other operating income                                        3,865           8,221
-------------------------------------------------------------------        --------
                                                             75,143          70,141
-------------------------------------------------------------------        --------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                    24,462          22,187
 Profit sharing                                                 181             713
 Pension and other benefits                                   6,975           5,777
-------------------------------------------------------------------        --------
                                                             31,618          28,677
 Net occupancy expense                                        6,321           5,341
 Equipment expenses                                           3,887           3,106
 Other taxes                                                    494             357
 Professional fees                                            7,842           5,939
 Communications                                               3,108           2,724
 Business promotion                                           7,135           5,428
 Printing and supplies                                        1,822           1,783
 Other operating expenses                                     6,675           4,609
 Amortization of intangibles                                  3,497           3,336
-------------------------------------------------------------------        --------
                                                             72,399          61,300
-------------------------------------------------------------------        --------
Income before income tax                                      2,744           8,841
Income tax                                                    1,985           4,477
===================================================================        ========
NET INCOME                                                 $    759        $  4,364
===================================================================        ========

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             For the quarters ended
                                                                          February 29,      February 28,
(In thousands)                                                                2000              1999
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $     759         $     4,364
--------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization of premises and equipment                   2,954               2,666
     Provision for loan losses                                                11,690               9,595
     Amortization of intangibles                                               3,497               3,336
     Gain on sale of investment securities available-for-sale                                       (389)
     Gain (loss) on disposition of premises and equipment                        (14)                  2
     Gain on sale of loans                                                    (3,541)             (7,873)
     Amortization of premiums and accretion of discounts
      on investments                                                             (25)               (156)
     Decrease in loans held-for-sale                                          68,751             154,944
     Amortization of deferred loan fees and costs                               (817)               (470)
     Net decrease (increase) in interest receivable                            4,108                (236)
     Net increase in other assets                                            (41,743)             (8,908)
     Net decrease in interest payable                                        (21,084)            (12,001)
     Net (decrease) increase in current and deferred taxes                    (3,407)              4,434
     Net increase (decrease) in other liabilities                             25,674             (12,225)
--------------------------------------------------------------------------------------------------------
Total adjustments                                                             46,043             132,719
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     46,802             137,083
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                         (2,822)             33,181
  Purchases of investment securities held-to-maturity                           (234)                (13)
  Maturities of investment securities held-to-maturity                            20              55,613
  Purchases of investment securities available-for-sale                      (50,763)         (1,069,597)
  Maturities of investment securities available-for-sale                      47,445           1,107,291
  Sales of investment securities available-for-sale                              388              29,971
  Net disbursements on loans                                                (548,747)           (572,414)
  Proceeds from sale of loans                                                213,620             308,535
  Capital contribution to subsidiaries                                                          (143,320)
  Acquisition of loan portfolios                                                                  (7,000)
  Acquisition of premises and equipment                                       (4,182)             (6,256)
  Proceeds from sale of premises and equipment                                 1,612                  27
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (343,663)           (263,982)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                         48,217             (42,129)
  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                        38,576            (289,787)
  Net increase in other short-term borrowings                                 42,206              80,728
  Proceeds from issuance of notes payable                                    149,963             969,770
  Payments of notes payable                                                                     (773,918)
  Capital contribution received from Parent company                                              143,806
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    278,962              88,470
--------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                      (17,899)            (38,429)
Cash and due from banks at beginning of period                               194,117             198,540
--------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                   $ 176,218         $   160,111
========================================================================================================

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                       Quarters ended

                                                                 February 29,    February 28,
(In thousands)                                                       2000             1999
--------------------------------------------------------------------------------------------

Net Income                                                         $ 759             $ 4,364
                                                                   -------------------------

Other comprehensive loss, net of tax:

  Unrealized holding losses arising during
    the period, net of tax of $(480) (1999 - $(495))                (470)               (756)
    Less: reclassification adjustment for gains
      Included in net income, net of tax of $61 in 1999                                   91
                                                                   -------------------------

   Total other comprehensive loss                                  $(470)            $  (847)
                                                                   -------------------------

    Comprehensive income                                           $ 289             $ 3,517
                                                                   =========================


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:

                                                           February 29,      November 30,       February 28,
(In thousands)                                                 2000             1999                1999
------------------------------------------------------------------------------------------------------------

Unrealized (losses) gains on securities                       $(2,034)         $(1,564)              $848
                                                           ------------------------------------------------

Accumulated other comprehensive (loss) income                 $(2,034)         $(1,564)              $848
                                                           ================================================

TABLE A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

---------------------------------------------------------------------------------------------------------------------------------
                                              AT MARCH 31,                                       AVERAGE FOR THE QUARTER
BALANCE SHEET HIGHLIGHTS                  2000           1999            Change            2000            1999           Change
(In thousands)
---------------------------------------------------------------------------------------------------------------------------------

Money market investments              $   892,652     $   865,612     $    27,040      $   851,516     $   694,307     $  157,209
Investment and trading securities       7,509,220       7,302,677         206,543        7,877,471       7,361,873        515,598
Loans                                  15,200,931      13,458,245       1,742,686       15,027,521      13,201,405      1,826,116
Total assets                           25,302,025      23,174,075       2,127,950       25,466,481      22,695,779      2,770,702
Deposits                               14,337,861      13,576,672         761,189       14,147,519      13,578,244        569,275
Borrowings                              8,833,572       7,401,790       1,431,782        9,016,053       7,036,406      1,979,647
Stockholders' equity                    1,682,293       1,704,482         (22,189)       1,815,021       1,657,898        157,123
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      FIRST QUARTER
OPERATING HIGHLIGHTS                                                       2000            1999            Change
(In thousands, except per share information)
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   $    242,240     $   236,239     $     6,001
Provision for loan losses                                                   50,013          35,771          14,242
Fees and other income                                                      115,726          87,057          28,669
Other expenses                                                             243,764         223,861          19,903
Net loss of minority interest                                                1,496             432           1,064
Net income                                                                $ 64,189     $    63,664     $       525
Net income applicable to common stock                                     $ 62,102     $    61,577     $       525
Earnings per common share                                                     0.46            0.45            0.01

---------------------------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL                                                           FIRST QUARTER
Information                                                                 2000            1999
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA- Market price
                   High                                               $      26.88     $     37.88
                   Low                                                       18.63           30.88
                   End                                                       22.19           30.88
                   Book value at period ended                                11.66           11.82
                   Dividends declared                                         0.16            0.14
                   Dividend payout ratio                                     34.98%          30.84%
                   Price/earnings ratio                                      11.99X          18.06x

---------------------------------------------------------------------------------------------------------------------------------

PROFITABILITY RATIOS - Return on assets                                       1.01%           1.14%
                       Return on common equity                               14.57           16.03
                       Net interest spread (taxable equivalent)               3.60            4.02
                       Net interest yield (taxable equivalent)                4.42            4.84
                       Effective tax rate                                    23.03           26.16
                       Overhead ratio                                        45.73           48.61

-----------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION RATIOS - Equity to assets                                      7.13%           7.31%
                        Tangible equity to assets                             6.01            6.19
                        Equity to loans                                      12.08           12.56
                        Internal capital generation                           8.90           10.27
                        Tier I capital to risk - adjusted assets             10.04           10.73
                        Total capital to risk - adjusted assets              12.09           12.98

                        Leverage ratio                                        6.32            6.69

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a diversified bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

      - Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Fiduciario, S.A. (BF)

      - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

      - Consumer and Mortgage Banking - Popular Mortgage, Inc., Equity One, Inc. Popular Finance, Inc. and Newco Mortgage Holding Corporation (d/b/a Levitt Mortgage, Inc.)

      -     Broker/dealer - Popular Securities, Inc.

      - ATM Processing and Information Technology Services - GM Group, ATH Costa Rica and CreST, S.A.

      -     Retail Financial Services - Popular Cash Express, Inc.

NET INCOME

The Corporation's net income amounted to $64.2 million for the first quarter of 2000, compared with $63.7 million for the same quarter of 1999. Earnings per common share (EPS) for the quarter were $0.46 compared with $0.45 reported in the first quarter of 1999. Net earnings for the last quarter of 1999 were $65.7 million or $0.47 per common share. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 2000 were 1.01% and 14.57%, respectively, compared with 1.14% and 16.03% for the same period in 1999 and 1.05% and 15.06% for the last quarter of 1999.

The Corporation's results of operations for the quarter ended March 31, 2000 reflected increases of $6.0 million in net interest income and $28.7 million in other revenues when compared with the same quarter of 1999. Operating expenses rose $24.6 million and the provision for loan losses increased $14.2 million.

NET INTEREST INCOME

Net interest income for the first quarter of 2000 reached $242.2 million, compared with $236.2 million in the same period of 1999. On a taxable equivalent basis, net interest income increased to $262.7 million from $256.1 million reported in the same quarter of 1999.

The growth of $6.6 million in net interest income on a taxable equivalent basis from the first quarter of 1999 resulted from a $20.6 million increase mainly attributable to a higher volume of earning assets, partially offset by a $14.0 million decrease due to a lower net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the first quarter of 2000, as compared with the same quarter in 1999.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON MARCH 31,

          Average Volume                        Average Yields
-------------------------------------------------------------------------
        2000      1999     Variance        2000        1999      Variance
-------------------------------------------------------------------------
               $(in millions)
      $   852   $   695     $  157         6.26%       4.63%        1.63%  Money market investments
        7,645     7,044        601         6.66        7.05        (0.39)  Investment securities
          232       318        (86)        8.10        6.51         1.59   Trading
-------------------------------------------------------------------------
      $ 8,729   $ 8,057     $  672         6.66        6.82        (0.16)
-------------------------------------------------------------------------
                                                                           Loans:
        7,021     6,103        918         9.45        9.14         0.31    Commercial
          671       621         50        12.88       13.10        (0.22)   Leasing
        4,011     3,318        693         8.54        8.14         0.40    Mortgage
        3,325     3,159        166        13.15       13.03         0.12    Consumer
-------------------------------------------------------------------------
       15,028    13,201      1,827        10.18       10.00         0.18
-------------------------------------------------------------------------
      $23,757   $21,258     $2,499         8.88%       8.80%        0.08%   TOTAL EARNING ASSETS
=========================================================================
                                                                           Interest bearing deposits:
      $ 1,688    $1,673     $   15         3.36%       3.16%        0.20%   NOW and money market
        4,128     4,163        (35)        2.91        2.98        (0.07)   Savings
        5,260     4,750        510         6.00        5.74         0.26    Time deposits
-------------------------------------------------------------------------
       11,076    10,586        490         4.45        4.25         0.20
-------------------------------------------------------------------------
        6,803     5,383      1,420         6.08        5.23         0.85   Short-term borrowings
        2,213     1,653        560         6.95        6.79         0.16   Medium and long-term debt
-------------------------------------------------------------------------

       20,092    17,622      2,470         5.28        4.78         0.50    TOTAL INTEREST-BEARING
                                                                              LIABILITIES
        3,072     2,992         80                                         Demand deposits
          593       644        (51)                                        Other sources of funds
-------------------------------------------------------------------------
      $23,757   $21,258     $2,499         4.46%       3.96%        0.50%
=========================================================================
                                           4.42%       4.84%       (0.42)% NET INTEREST MARGIN AND
                                   ======================================
                                                                           NET INTEREST INCOME

                                           3.60%       4.02%       (0.42)% NET INTEREST SPREAD
                                   ======================================
                                                                           Taxable equivalent adjustment
                                                                           Net interest income



                                                                                                      Variance
                                                        Interest                                  Attributable to
                                ---------------------------------------------------------------------------------------
                                        2000              1999             Variance             Rate           Volume
                                ---------------------------------------------------------------------------------------
                                                                        (in thousands)
 Money market investments             $ 13,248         $  7,932            $ 5,316          $   5,391         $    (75)
 Investment securities                 127,073          123,348              3,725             (7,021)          10,746
 Trading                                 4,672            5,105               (433)             1,124           (1,557)
                                ---------------------------------------------------------------------------------------
                                       144,993          136,385              8,608               (506)           9,114
                                ---------------------------------------------------------------------------------------
 Loans:
  Commercial                           165,022          137,552             27,470              6,085           21,385
  Leasing                               21,610           20,357              1,253               (347)           1,600
  Mortgage                              85,635           67,478             18,157              3,484           14,673
  Consumer                             109,022          102,329              6,693                238            6,455
                                ---------------------------------------------------------------------------------------
                                       381,289          327,716             53,573              9,460           44,113
                                ---------------------------------------------------------------------------------------
  TOTAL EARNING ASSETS                $526,282         $464,101            $62,181          $   8,954         $ 53,227
                                =======================================================================================
 Interest bearing deposits:
   NOW and money market               $ 14,099         $ 13,036            $ 1,063          $     925         $    138
   Savings                              29,887           30,573               (686)              (531)            (155)
   Time deposits                        78,488           67,214             11,274              8,294            2,980
                                ---------------------------------------------------------------------------------------
                                       122,474          110,823             11,651              8,688            2,963
                                ---------------------------------------------------------------------------------------
 Short-term borrowings                 102,825           69,374             33,451             13,196           20,255
 Medium and long-term debt              38,262           27,759             10,503              1,045            9,458
                                ---------------------------------------------------------------------------------------

   TOTAL INTEREST-BEARING              263,561          207,956             55,605             22,929           32,676
     LIABILITIES
  Demand deposits
  Other sources of funds
                                ---------------------------------------------------------------------------------------
 NET INTEREST MARGIN AND
 NET INTEREST INCOME                   262,721          256,145              6,576          $ (13,975)        $ 20,551
                                                                                            ===========================

 NET INTEREST SPREAD
 Taxable equivalent adjustment          20,481           19,906                575
                                ---------------------------------------------------
 Net interest income                  $242,240         $236,239            $ 6,001
                                ===================================================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.


Average earning assets rose $2.5 billion primarily due to a higher average loan portfolio, which grew by $1.8 billion when compared with the same quarter of 1999. Commercial loans and mortgage loans accounted for 88% of the total average loan increase, resulting primarily from the Corporation's efforts directed to the retail and middle markets and to higher loan origination and refinancing activity during 1999, as a result of the prevailing interest rate environment for these activities and to the Corporation's marketing campaigns. The increase in average investment securities, when compared with the first quarter of 1999, reflects increased investment portfolio activity, primarily in the last two quarters of 1999. The category that increased the most was U.S. Agency securities, which increased by $1.2 billion over the average balance in the first quarter of 1999. The income derived from these securities is exempt for income tax purposes in Puerto Rico.

The increase in the volume of loans was funded mainly through a higher average volume of borrowings and interest bearing deposits, mainly time deposits. The increase in borrowed funds was also used to fund the Corporation's business expansion and for investment portfolio opportunities.

The net interest margin, on a taxable equivalent basis, for the quarter ended March 31, 2000 was 4.42% compared with 4.84% for the first quarter of 1999. This reduction resulted primarily from an increase of 50 basis points in the average cost of interest bearing liabilities, mostly due to a higher interest rate scenario and a higher proportion of short-term borrowings, which grew by 26% from the first quarter of 1999 and represented 57% of the Corporation's growth in average interest-bearing liabilities when compared to the average balances reported for the first quarter of 1999. Since the last few months of 1999, the cost of short-term financing increased substantially, as money market rates increased as a result of a tightening policy by the Fed commencing in the latter part of 1999. In addition, the average cost of interest bearing deposits increased by 20 basis points when compared with the first quarter of 1999, primarily related to a higher cost in time deposits due in part to the higher cost of longer term money and the increases in rates during the latter part of 1999 and the first quarter of 2000.

The rise in the cost of funds was partially offset by an increase in the average yield on earning assets, which increased, on a taxable equivalent basis, eight basis points from 8.80% for the first quarter of 1999 to 8.88% during the first quarter of 2000. This improvement is primarily related to the increase of 18 basis points in the average yield on loans, partially offset by a lower yield on investment securities.

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

Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

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

Based on the results of the sensitivity analysis as of March 31, 2000, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $7.3 million increase and the change for the same period utilizing a hypothetical declining rate scenario was a decrease of $7.5 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In the course of its business, the Corporation occasionally enters into foreign exchange transactions as an intermediary primarily for its commercial and retail clients. Any risk assumed by these transactions is immediately offset in the foreign exchange markets. Management therefore believes that the market risk assumed by the Corporation in its foreign currency transactions is not significant.

The Corporation is the largest shareholder of BF, a commercial banking institution in the Dominican Republic (DR), with a 57% ownership interest. Most of BF's business is conducted in Dominican `pesos' (DR$). Local (DR) regulations limit the ability of BF to assume unhedged foreign currency positions. The value of the Corporation's investment in BF may be affected prospectively by fluctuations in future exchange rates between the DR$ and US$. However, management does not expect future exchange rate volatility between these two currencies to affect significantly the value of the Corporation's investment in BF.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses totaled $50.0 million for the first quarter of 2000, an increase of 39.8% when compared with $35.8 million for the same quarter of 1999. For the fourth quarter of 1999, the provision was $39.5 million. The increase in the provision for loan losses resulted from a rise in the Corporation's loan portfolio, increases in non-performing assets and net charge-offs. This increase was considered necessary to maintain the adequacy of the allowance for loan losses and to adjust for changes in the potential losses embedded in the portfolio due to changes in credit quality. Net charge-offs for the quarter ended March 31,2000, reached $48.6 million or 1.29% of average loans, compared with $25.9 million or 0.78% reported for the same period in 1999, and $36.1 million or 0.99% for the fourth quarter of 1999. The rise primarily reflected higher net charge-offs in the consumer, commercial loan and lease financing portfolios. Table C summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarters ended March 31, 2000 and 1999.

Consumer loans net charge-offs totaled $26.2 million or 3.15% of average consumer loans in the first quarter of 2000, compared with $14.5 million or 1.84% in the first quarter of 1999. The increases experienced since March 31, 1999 were mostly in the credit card and personal loan portfolios in both, Puerto Rico and the U.S. mainland. Lease financing net charge-offs totaled $5.0 million or 3.0% of the average lease financing portfolio for the quarter ended March 31, 2000, compared with $1.9 million or 1.24% for the same quarter last year. Economic factors such as the increase in personal delinquencies coupled with lower recovery activity were factors contributing to the increase.

Commercial loans net charge-offs, including construction loans, increased $7.9 million for the quarter ended March 31, 2000, when compared with the same quarter in 1999. This increase was partly related to the rise in the commercial loan portfolio, as well as the deterioration in the credit quality of a limited number of commercial relationships, which included a $3 million charge-off of a commercial relationship in BPPR and a $2.4 million charge-off of a relationship in BPNA. Commercial and construction loans net charge-offs represented 0.97% of the average balance of those loans for the quarter ended March 31, 2000, compared with 0.58% for the same quarter last year.

TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                      FIRST QUARTER
(Dollars in thousands)                            2000             1999
-------------------------------------------------------------------------

Balance at beginning of period                  $292,010         $267,249
Provision for loan losses                         50,013           35,771
                                                -------------------------
                                                 342,023          303,020
                                                -------------------------
Losses charged to the allowance:
   Commercial                                     19,488           11,296
   Construction                                      141              500
   Lease financing                                 7,398            5,846
   Mortgage                                          642              943
   Consumer                                       32,198           20,572
                                                -------------------------
                                                  59,867           39,157
                                                -------------------------
Recoveries:
   Commercial                                      2,861            2,972
   Construction                                                         2
   Lease financing                                 2,371            3,918
   Mortgage                                           61              294
   Consumer                                        5,993            6,067
                                                -------------------------
                                                  11,286           13,253
                                                -------------------------

Net loans charged-off (recovered):
   Commercial                                     16,627            8,324
   Construction                                      141              498
   Lease financing                                 5,027            1,928
   Mortgage                                          581              649
   Consumer                                       26,205           14,505
                                                -------------------------
                                                  48,581           25,904
                                                -------------------------

Balance at end of period                        $293,442         $277,116
                                                =========================

Ratios:
   Allowance for losses to loans                    1.93%            2.06%
   Allowance to non-performing assets              81.23            92.81
   Allowance to non-performing loans               89.25           103.10
   Non-performing assets to loans                   2.38             2.22
   Non-performing assets to total assets            1.43             1.29
   Net charge-offs to average loans                 1.29             0.78
   Provision to net charge-offs                     1.03X            1.38x
   Net charge-offs earnings coverage                2.71             4.69


At March 31, 2000, the allowance for loan losses was $293.4 million, representing 1.93% of loans, compared with $277.1 million or 2.06% a year earlier, and $292.0 million or 1.96% at December 31, 1999.

The allowance for loan losses is maintained at a level which is considered by management to be sufficient to provide for estimated losses based on evaluations of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, prior loss experience, prevailing and projected economic conditions and loan impairment measurement.

The Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the observable market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience, adjusted for current conditions. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Corporation's overall allowance for loan losses.

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 30, 2000 and March 31, 1999.

                                            March 31, 2000                        March 31, 1999
                                            --------------                        --------------

                                         Recorded       Valuation             Recorded        Valuation
                                        Investment      Allowance            Investment       Allowance
                                        ----------      ---------            ----------       ---------
                                                                 (In millions)
Impaired loans:

    Valuation allowance required          $152.9          $55.3                $136.4          $ 36.6
    No valuation allowance required         39.1                                 36.8
                                          ------          -----                ------          ------

              Total impaired loans        $192.0          $55.3                $173.2          $ 36.6
                                          ======          =====                ======          ======

Average impaired loans during the first quarter of 2000 and 1999 were $178 million and $171 million, respectively. The Corporation recognized interest income on impaired loans of $1.2 million during the first quarter of 2000 and $1.8 million during the same period of 1999.

CREDIT QUALITY

Non-performing assets (NPA) consist of past-due loans on which no interest income is being accrued, renegotiated loans and real estate acquired through foreclosure. Non-performing assets as of March 31, 2000 amounted to $361.2 million or 2.38% as a percentage of total loans, compared with $298.6 million or 2.22% at March 31, 1999 and $326.1 million or 2.19% at December 31, 1999. A summary of non-performing assets by loan categories and related ratios is presented in Tables C and D.

The Corporation's policy is to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the industry practice for most U.S. banks which is 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off when payments are delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off if payments are delinquent 180 days. Certain loans which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Under the industry practice for most U.S. banks, close-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off.

TABLE D
NON-PERFORMING ASSETS

-------------------------------------------------------------------------------------------
                                              MARCH 31,       December 31,       March 31,
                                                2000             1999              1999
-------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial and
   agricultural                                $196,457         $165,472          $148,334
Lease financing                                   3,818            3,820             4,481
Mortgage                                         74,493           70,038            69,419
Consumer                                         54,031           57,515            46,555
Other real estate                                32,448           29,268            29,800
                                              ---------------------------------------------

                 Total                         $361,247         $326,113          $298,589
                                              =============================================

Accruing loans past-due 90 days or more        $ 29,434         $ 28,731          $ 24,712
                                              =============================================

Non-performing assets to loans                     2.38%            2.19%             2.22%
Non-performing assets to assets                    1.43             1.28              1.29


Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at March 31, 2000, would have been $274 million or 1.80% of loans, and the allowance for loan losses would have been 107.2% of non-performing assets. At March 31, 1999 and December 31, 1999, adjusted non-performing assets would have been $226 million or 1.68% of loans and $247 million or 1.66% of loans, respectively, and the allowance to non-performing assets would have been 122.6% and 118.2%, respectively.

As Table D presents, the increase in non-performing loans is principally due to higher non-performing commercial and mortgage loans, which increased $31.0 million and $4.5 million, respectively, from December 31, 1999. The rise in commercial non-performing loans corresponded principally to the classification on non-accrual of a limited number of commercial loan relationships in Puerto Rico and the United States. The increase in non-performing mortgage loans from December 31, 1999 was principally due to the growth in the mortgage loan portfolio and higher delinquency levels. As shown in Table D, the other real estate category also reflected an increase of $3.2 million from the end of 1999, principally as a result of various properties repossessed by the Corporation's banking subsidiary in the Dominican Republic.

The rises described above were partially offset by a decrease of $3.5 million in non-performing consumer loans when compared with December 31, 1999. Non-performing consumer loans represented 1.63% of the average consumer loan portfolio at March 31, 2000 compared with 1.82% at December 31, 1999. This decrease mainly resulted from the fact that the growth in consumer loans was derived mainly from credit cards, which are not customarily placed on non-accrual status prior to being charged-off.

NON-INTEREST INCOME

Total non-interest income, including securities and trading gains, amounted to $115.7 million for the first quarter of 2000, compared with $87.1 million for the same quarter in 1999, an increase of $28.6 million or 32.9%. This rise was driven by increases of $12.8 million in gain on sale of securities, $9.5 million in other service fees, $3.3 million in other operating income and $2.0 million in service charges on deposit accounts.

During the first three months of 2000, the Corporation realized net gains on sale of securities of $13.3 million compared with $0.5 million for the same period in 1999. During this quarter, the Corporation exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13.4 million gain. Also, during the quarter, the Corporation realized gains on trading transactions of $0.8 million compared with losses of $0.3 million for the same quarter last year.

As shown in Table E, the increase in other service fees, when compared with the same period in 1999 was mostly attributed to higher processing fees primarily due to the acquisition of GM Group in July 1999. The increase in credit card fees and discounts was driven by the growth of 33.1% in credit card active accounts and to higher credit card sales both in Puerto Rico and the United States. Check cashing fees also rose, mainly driven by the Corporation's continued expansion of its retail financial business through Popular Cash Express. In addition, external payment fees reflected growth mainly due to higher transaction volume and revisions to transaction rates. These rises were partially tempered by lower fees on debit card transactions, credit life insurance and on the sale and administration of investment products. The latter related mostly to the fact that a new mutual fund was issued by the Corporation's broker/dealer subsidiary in the first quarter of 1999, while none was issued the first quarter of 2000.

The increase in other operating income was fueled mainly by fees generated by the Corporation's investment in Telecomunicaciones de Puerto Rico, Inc. and other revenues derived by GM Group, such as programming fees, consulting services for new technology and engineering and system services, among others.

The increase in service charges on deposit accounts was mainly due to the higher activity on commercial and retail accounts and a higher volume of deposits.

TABLE E
NON-INTEREST INCOME

                                                                   First Quarter
-----------------------------------------------------------------------------------------------
                                                          2000           1999          Change
-----------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts                     $ 30,223        $28,249        $ 1,974

Other service fees:
   Credit cards fees and discounts                        14,370         12,136          2,234
   Processing fees                                         6,169                         6,169
   Other fees                                              6,042          5,035          1,007
   Debit card fees                                         4,891          5,434           (543)
   Sale and administration of investment products          3,914          4,498           (584)
   Check cash fees                                         3,530          2,202          1,328
   Mortgage servicing fees, net of amortization            2,746          3,022           (276)
   Trust fees                                              2,414          2,459            (45)
   Credit life insurance fees                              1,751          2,173           (422)
   External payments fees                                  1,538            950            588
                                                        ---------------------------------------
      Subtotal                                            47,365         37,909          9,456
                                                        ---------------------------------------

 Other operating income                                   24,057         20,731          3,326
                                                        ---------------------------------------

      Total                                             $101,645        $86,889        $14,756
                                                        =======================================


OPERATING EXPENSES

Operating expenses for the first quarter of 2000 were $226.5 million compared with $201.9 million for the same quarter in 1999, an increase of $24.6 million or 12.2%.

Personnel costs, the largest category of operating expenses, totaled $103.2 million for the first three months of 2000, compared with $96.0 million for the same period in 1999, an increase of $7.2 million or 7.5%. Salaries accounted for the largest portion of the increase in personnel costs, rising $8.4 million or 12% when compared with the first quarter of 1999, reflecting the acquisition of GM Group, the continued business expansion and annual merit increases. Full-time equivalent employees (FTE's) amounted to 11,591 at the end of this quarter, up 975 from 10,616 FTE's at the same date in 1999. Partially offsetting the increase in salaries was a decrease of $2.2 million in profit sharing expense at the Corporation's banking subsidiaries when compared with the first quarter of 1999.

Other operating expenses, excluding personnel costs, increased $17.4 million when compared with the first quarter of 1999. Business promotion rose $3.1 million, primarily as a result of the launching of a new institutional advertising campaign in Puerto Rico during the last quarter of 1999 and additional advertising efforts pertaining to the mortgage banking business in the U.S. mainland. Moreover, equipment expenses rose $2.7 million mostly due to the aforementioned acquisition of GM Group and higher expenses related to the depreciation of new equipment and software upgrades acquired throughout 1999 as part of the Y2K plan. The increase in professional fees of $2.4 million resulted mainly from consulting and temporary services needed to support the growth of the Corporation's business activity, coupled with the legal and consulting expenses incurred in connection with enhancing and improving Banco Popular de Puerto Rico's anti-money laundering policies and procedures as agreed with the Federal Reserve Bank of New York during this quarter. Furthermore, other operating expenses grew $5.5 million primarily due to higher sundry losses, traveling and other miscellaneous expenses.

Income tax expense decreased $3.6 million from $22.4 million in the first quarter of 1999, to $18.8 million in the same quarter this year, primarily as a result of a lower income before tax combined with higher income subject to a capital gains tax rate. The effective tax rate for the first quarter of 2000 was 23.0% compared with 26.2% for the same period in 1999.

BALANCE SHEET COMMENTS

Total assets as of March 31, 2000 reached $25.3 billion compared with $23.2 billion as of the same date a year earlier. Total assets at December 31, 1999, were $25.5 billion. Earning assets totaled $23.6 billion at March 31, 2000, compared with $23.8 billion at December 31, 1999 and $21.6 billion at March 31, 1999.

The investment portfolio reached $7.3 billion as of March 31, 2000, a decrease of $324 million when compared with $7.6 billion as of December 31, 1999. Investment securities as of March 31, 1999 amounted to $7.0 billion. Money market investments decreased $93.3 million and trading account securities decreased $28.1 million when compared with December 31, 1999.

As shown in Table F, the loan portfolio increased $293 million as compared with December 31, 1999, of which $216 million were in commercial and $46 million in mortgage loans. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market and the sustained growth in Puerto Rico and the expansion in the United States. The increase in the loan portfolio compared with the same date last year was also reflected in the commercial and mortgage loan portfolios, which increased $902 million and $579 million, respectively.

TABLE F
LOANS ENDING BALANCES


--------------------------------------------------------------------------------------------------
                                                 MARCH 31,        December 31,         March 31,
                                                   2000              1999                1999
--------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and agricultural         $ 6,872,173        $ 6,656,411        $ 5,970,388
Construction                                        257,888            247,288            285,796
Lease financing                                     731,803            728,644            638,693
Mortgage*                                         3,979,474          3,933,663          3,400,340
Consumer                                          3,359,593          3,341,748          3,163,028
                                               ---------------------------------------------------

           Total                                $15,200,931        $14,907,754        $13,458,245
                                               ===================================================


* Includes loans held-for-sale

The increase of $67.3 million in other assets when compared with December 31, 1999, was mainly due to an increase in accounts receivables, mostly related to loan sale and broker/dealer transactions. Also, there was an increase in deferred taxes, as a result of unrealized losses on securities available-for-sale.

Total deposits were $14.3 billion at March 31, 2000, or $164 million higher than the $14.2 billion reported at December 31, 1999. At March 31, 1999 total deposits amounted to $13.6 billion. Savings and time deposits continued their growth, increasing $224.0 million and $229 million, respectively, when compared with December 31, 1999. Demand deposits had a decrease of $288.9 million compared with the amount at December 31, 1999 mainly attributable to funds held in trust as paying agent on several bonds issues, which were disbursed at the beginning of 2000.

Borrowed funds, including subordinated notes and capital securities, amounted to $8.8 billion at March 31, 2000, from $9.2 billion as of December 31, 1999 and $7.4 billion at March 31, 1999. The increase in borrowed funds was used primarily to fund the Corporation's business expansion and loan growth.

As part of the investment in BF and Levitt Mortgage, the Corporation recognized a minority interest of $21.0 million as of March 31, 2000, which represents the beneficial interest of the minority investors of these two entities. At December 31, 1999, this minority interest totaled $22.6 million.

The Corporation's stockholders' equity at March 31, 2000 and December 31, 1999 was $1.68 billion and $1.66 billion, respectively, compared with $1.70 billion at March 31, 1999. The small decrease since March 31, 1999, was mostly the result of a reduction of $188.4 million in the accumulated other comprehensive income, mainly attributed to unrealized losses on available-for-sale securities. The dividend payout ratio to common stockholders for the quarter ended March 31, 2000, was 34.98% compared with 30.84% for the same quarter last year and 31.56% for the year ended December 31, 1999.

Under the regulatory framework for prompt corrective action, banks, which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well capitalized. Information pertaining to the Corporation's regulatory risk-based capital requirements is shown on Table H.

The market value of the Corporation's common stock at March 31, 2000 was $22.19, compared with $27.94 at December 31, 1999 and $30.88 at March 31, 1999. The Corporation's market capitalization at March 31, 2000, was $3.0 billion compared with $3.8 billion as of December 31, 1999 and $4.2 billion at March 31, 1999.

TABLE H
CAPITAL ADEQUACY DATA

-----------------------------------------------------------------------------------------------------
 (Dollars in thousands)                              MARCH 31,        December 31,         March 31,
                                                       2000               1999                1999
-----------------------------------------------------------------------------------------------------

Risk-based capital
  Tier I capital                                     $ 1,583,637        $ 1,557,096       $ 1,492,294
  Supplementary (Tier II) capital                        323,358            324,519           313,708
                                                     ------------------------------------------------
       Total capital                                 $ 1,906,995        $ 1,881,615       $ 1,806,002
                                                     ================================================

Risk-weighted assets
  Balance sheet items                                 15,258,355         14,878,731       $13,490,781
  Off-balance sheet items                                515,180            428,780           428,202
                                                     ------------------------------------------------
       Total risk-weighted assets                    $15,773,535        $15,307,511       $13,918,983
                                                     ================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                10.04%             10.17%            10.73%
  Total capital (minimum required - 8.00%)                 12.09%             12.29%            12.98
  Leverage ratio (minimum required - 3.00%)                 6.32%              6.40%             6.69

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

On May 3, 2000, Banco Popular de Puerto Rico received from the Federal Reserve Bank of New York the approval of the plans and programs submitted on March 31, 2000, as required under the terms of Article 7 of the Written Agreement dated March 9, 2000, relating to Bank Secrecy Act compliance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibit No.                 Exhibit Description                      Reference
       -----------                 -------------------                      ---------
         19             Quarterly Report to Shareholders for the            Exhibit "A"
                         period ended March 31, 2000

         27             Financial Data Schedule                             Exhibit "B"

   b)   One report on Form 8-K was filed for the quarter ended March 31, 2000:

        Dated:              January 11, 2000

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


Date:     May 15, 2000                   By:  S/ Jorge A. Junquera
     -----------------------                  ----------------------
                                              Jorge A. Junquera
                                         Senior Executive Vice President




Date:     May 15, 2000                   By:  S/ Amilcar L. Jordan
     -----------------------                  ---------------------
                                              Amilcar L. Jordan, Esq.
                                         Senior Vice President & Comptroller