Form 10-Q
period 2000-06-30
POPULAR INC
filed 2000-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     June 30, 2000         Commission file number   0 - 13818
                     ----------------                                ---------

                                  POPULAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                             66-041-6582
------------------------                                  -------------------
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

                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock $6.00 Par value                      136,009,462
 ----------------------------      ------------------------------------------
       (Title of Class)            (Shares Outstanding as of August 14, 2000)

                                  POPULAR, INC.

                                      INDEX

                                                                                         Page
                                                                                         ----

Part I - Financial Information

   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - June 30, 2000,
                December 31, 1999 and June 30, 1999.                                         3

              Unaudited consolidated statements of income - Quarters and six months
                ended June 30, 2000 and 1999.                                                4

              Unaudited consolidated statements of comprehensive income (loss)-
               Quarters and six months ended June 30, 2000 and 1999.                         5

              Unaudited consolidated statements of cash flows - Six months
               ended June 30, 2000 and 1999.                                                 6

              Notes to unaudited consolidated financial statements.                       7-21

   Item 2.  Management's discussion and analysis of financial condition
              and results of operations.                                                 22-36

   Item 3.  Quantitative and qualitative disclosures about market risk                      26


Part II - Other Information

   Item 1.  Legal proceedings                                                               36

   Item 2.  Changes in securities - None                                                   N/A

   Item 3.  Defaults upon senior securities - None                                         N/A

   Item 4.  Submission of matters to a vote of security holders                             36

   Item 5.  Other information                                                               37

   Item 6.  Exhibits and reports on Form 8-K                                                37

     ---    Signature                                                                       38

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                         JUNE 30,           December 31,            June 30,
(In thousands)                                                            2000                  1999                  1999
------------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                               $    698,012          $    663,696          $    567,143
------------------------------------------------------------------------------------------------------------------------------

Money market investments:
    Federal funds sold and securities purchased under
      agreements to resell                                               1,159,754               931,123               715,618
    Time deposits with other banks                                          31,206                54,354                74,986
    Banker's acceptances                                                       551                   517                   681
------------------------------------------------------------------------------------------------------------------------------
                                                                         1,191,511               985,994               791,285
------------------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value                7,137,188             7,324,950             6,804,004
Investment securities held-to-maturity, at amortized cost                  383,887               299,312               316,860
Trading account securities, at market value                                190,458               236,610               320,416
Loans held-for-sale, at lower of cost or market                            790,831               619,298               603,643
------------------------------------------------------------------------------------------------------------------------------
Loans                                                                   15,335,791            14,659,400            13,655,881
 Less - Unearned income                                                    352,018               370,944               372,132
           Allowance for loan losses                                       305,526               292,010               282,590
------------------------------------------------------------------------------------------------------------------------------
                                                                        14,678,247            13,996,446            13,001,159
------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                     437,181               440,971               440,167
Other real estate                                                           36,426                29,268                30,018
Customers' liabilities on acceptances                                        5,735                12,041                14,768
Accrued income receivable                                                  176,540               175,746               160,146
Other assets                                                               429,584               371,421               355,510
Intangible assets                                                          295,646               304,786               260,502
------------------------------------------------------------------------------------------------------------------------------
                                                                      $ 26,451,246          $ 25,460,539          $ 23,665,621
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                               $  3,067,579          $  3,284,949          $  3,278,464
   Interest bearing                                                     11,392,875            10,888,766            10,623,923
------------------------------------------------------------------------------------------------------------------------------
                                                                        14,460,454            14,173,715            13,902,387
  Federal funds purchased and securities sold under
   agreements to repurchase                                              4,937,816             4,414,480             3,319,780
  Other short-term borrowings                                            2,854,035             2,612,389             2,554,433
  Notes payable                                                          1,752,722             1,852,599             1,531,723
  Acceptances outstanding                                                    5,735                12,041                14,768
  Other liabilities                                                        407,260               436,718               396,604
------------------------------------------------------------------------------------------------------------------------------
                                                                        24,418,022            23,501,942            21,719,695
------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                       125,000               125,000               125,000
------------------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures guaranteed
    by the Corporation                                                     150,000               150,000               150,000
------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                              21,334                22,611                20,244
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                           100,000               100,000               100,000
 Common stock                                                              828,959               827,662               826,595
 Surplus                                                                   247,479               243,855               220,559
 Retained earnings                                                         775,975               694,301               616,022
 Treasury stock-at cost                                                    (64,150)              (64,123)              (72,524)
 Accumulated other comprehensive loss, net of deferred taxes of $(39,339) (December 31, 1999 - $(35,993); June 30, 1999 -
   $(11,595))                                                             (151,373)             (140,709)              (39,970)
------------------------------------------------------------------------------------------------------------------------------
                                                                         1,736,890             1,660,986             1,650,682
------------------------------------------------------------------------------------------------------------------------------
                                                                      $ 26,451,246          $ 25,460,539          $ 23,665,621
==============================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                      Quarter ended                       Six months ended
                                                                         June 30,                             June 30,
(Dollars in thousands, except per share information)             2000               1999               2000              1999
---------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                       $    392,437       $    335,739       $    768,957      $    661,772
 Money market investments                                          14,308              7,500             27,556            15,433
 Investment securities                                            114,624            105,411            226,754           210,845
 Trading account securities                                         3,405              4,751              7,308             9,546
---------------------------------------------------------------------------------------------------------------------------------
                                                                  524,774            453,401          1,030,575           897,596
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                         129,399            110,147            251,873           220,970
 Short-term borrowings                                            113,684             73,138            216,509           142,513
 Long-term debt                                                    35,775             31,265             74,037            59,024
---------------------------------------------------------------------------------------------------------------------------------
                                                                  278,858            214,550            542,419           422,507
---------------------------------------------------------------------------------------------------------------------------------

Net interest income                                               245,916            238,851            488,156           475,089
Provision for loan losses                                          48,719             36,631             98,732            72,402
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               197,197            202,220            389,424           402,687
Service charges on deposit accounts                                30,831             29,731             61,054            57,980
Other service fees                                                 55,443             39,691            102,808            77,600
Gain on sale of securities                                            329                286             13,593               736
Trading account profit (loss)                                         693               (582)             1,510              (863)
Other operating income                                             21,989             17,800             46,046            38,531
---------------------------------------------------------------------------------------------------------------------------------
                                                                  306,482            289,146            614,435           576,671
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                          77,301             69,983            155,895           140,140
 Profit sharing                                                     5,569              6,084              9,701            12,403
 Pension and other benefits                                        15,341             18,572             35,839            38,131
---------------------------------------------------------------------------------------------------------------------------------
                                                                   98,211             94,639            201,435           190,674
 Net occupancy expense                                             16,177             14,715             32,736            28,974
 Equipment expenses                                                25,079             21,557             48,513            42,291
 Other taxes                                                        8,341              7,941             16,916            16,206
 Professional fees                                                 16,826             17,356             34,504            32,668
 Communications                                                    12,034             10,580             22,836            21,409
 Business promotion                                                12,572             12,209             26,659            23,209
 Printing and supplies                                              5,313              4,828             10,485             9,818
 Other operating expenses                                          16,282             13,806             34,663            26,653
 Amortization of intangibles                                        8,537              7,586             17,129            15,206
---------------------------------------------------------------------------------------------------------------------------------
                                                                  219,372            205,217            445,876           407,108
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax and minority interest                     87,110             83,929            168,559           169,563
Income tax                                                         21,684             20,334             40,440            42,736
Net (gain) loss of minority interest                                 (303)               382              1,193               814
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $     65,123       $     63,977       $    129,312      $    127,641
=================================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                        $     63,036       $     61,890       $    125,137      $    123,466
=================================================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)                $       0.46       $       0.46       $       0.92      $       0.91
=================================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                          $       0.16       $       0.14       $       0.32      $       0.28
=================================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                                            Quarter ended                  Six months ended
                                                                              June 30,                         June 30,
(In thousands)                                                          2000            1999             2000             1999
---------------------------------------------------------------------------------------------------------------------------------

Net  Income                                                          $   65,123      $   63,977       $  129,312       $  127,641
                                                                     ------------------------------------------------------------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                                    88             (62)            (297)            (895)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during the period, net of tax of $1,458 (1999 - $(20,407))
      for the quarter and $131 (1999 - $(36,696)) for the
      six-month period                                                   10,991         (65,989)             163         (114,497)
    Less: reclassification adjustment for gains
      included in net income, net of tax of $88 (1999 -
      $78) for the quarter and $3,477 (1999 - $139)
      for the six-month period                                              241             135           10,530              283
                                                                     ------------------------------------------------------------

   Total other comprehensive income (loss)                           $   10,838      $  (66,186)      $  (10,664)       $(115,675)
                                                                     ------------------------------------------------------------

   Comprehensive income (loss)                                       $   75,961      $   (2,209)      $  118,648       $   11,966
                                                                     ============================================================

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS):

                                                         JUNE 30,          December 31,           June 30,
(In thousands)                                            2000                 1999                 1999
------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                $   (1,562)          $   (1,265)          $   (1,110)
Unrealized losses on securities                          (149,811)            (139,444)             (38,860)
                                                       -----------------------------------------------------

Accumulated other comprehensive loss                   $ (151,373)          $ (140,709)          $  (39,970)
                                                       =====================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             For the six months ended
                                                                                                      June 30,

(In thousands)                                                                               2000                   1999
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $    129,312           $    127,641
-----------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization of premises and equipment                                   38,488                 34,837
     Provision for loan losses                                                                 98,732                 72,402
     Amortization of intangibles                                                               17,129                 15,206
     Gain on sale of investment securities available-for-sale                                 (13,593)                  (736)
     Loss on disposition of premises and equipment                                                 47                    108
     Gain on sale of loans                                                                     (8,813)               (11,651)
     Amortization of premiums and accretion of discounts on investments                         1,088                  3,221
     (Increase) decrease in loans held-for-sale                                              (171,533)                40,516
     Amortization of deferred loan fees and costs                                              (2,104)                    12
     Net decrease (increase) in trading securities                                             46,152                 (1,689)
     Net increase in interest receivable                                                         (794)                (3,831)
     Net increase in other assets                                                             (26,831)               (54,991)
     Net decrease in interest payable                                                          (8,751)                  (311)
     Net increase in current and deferred taxes                                               (24,514)               (40,113)
     Net increase in postretirement benefit obligation                                          3,447                  4,144
     Net decrease in other liabilities                                                        (20,106)                (1,136)
-----------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                             (71,956)                55,988
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      57,356                183,629
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                                        (205,517)               156,613
  Purchases of investment securities held-to-maturity                                      (4,735,460)            (3,933,805)
  Maturities of investment securities held-to-maturity                                      4,649,771              4,082,963
  Purchases of investment securities available-for-sale                                    (1,463,371)            (3,856,526)
  Maturities of investment securities available-for-sale                                    1,565,792              3,534,843
  Sales of investment securities available-for-sale                                            89,648                149,025
  Net disbursements on loans                                                               (1,004,874)            (1,385,302)
  Proceeds from sale of loans                                                                 349,896                477,970
  Acquisition of loan portfolios                                                             (144,925)                (2,490)
  Assets acquired, net of cash                                                                    715
  Acquisition of premises and equipment                                                       (37,996)               (62,059)
  Proceeds from sale of premises and equipment                                                  4,600                 11,668
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (931,721)              (827,100)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                    286,739                230,173
  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                        523,336               (756,721)
  Net increase in other short-term borrowings                                                 241,209                915,351
  Proceeds from issuance of notes payable                                                     303,208                394,569
  Payments of notes payable                                                                  (403,085)              (170,006)
  Dividends paid                                                                              (47,620)               (42,164)
  Proceeds from issuance of common stock                                                        4,921                  4,670
  Treasury stock acquired                                                                         (27)               (32,965)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     908,681                542,907
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                                        34,316               (100,564)
Cash and due from banks at beginning of period                                                663,696                667,707
============================================================================================================================
Cash and due from banks at end of period                                                 $    698,012           $    567,143
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

NOTE 2 - ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Later in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amending certain provisions of SFAS
133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require recognition of all derivatives as either assets or liabilities in the statement of condition measured at fair value. They also establish unique accounting treatment for the following three different types of hedges: fair value hedges, cash flows hedges and foreign currency hedges. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the derivative instrument and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these types of hedges are included in earnings in the period of change. The FASB has delayed the effective date of these statements to fiscal years beginning after June 15, 2000. Management estimates that the adoption of the statements will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of June 30, 2000, and market value for the following investment securities are:

Investment securities available-for-sale:

                                                                                        June 30,
                                                                                        --------
                                                                           2000                               1999
                                                                           ----                               ----
                                                               AMORTIZED          MARKET          Amortized           Market
                                                                 COST             VALUE              Cost             Value
                                                             ------------------------------------------------------------------
                                                                                       (In thousands)

U.S. Treasury (average maturity of 1 year
  and 4 months)                                              $  1,736,034      $  1,721,602      $  2,434,112      $  2,436,440
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 5 years and 6 months)                             3,513,201         3,372,838         2,631,361         2,553,441
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 10 years and 2 months)                                        78,784            78,233            73,716            72,417
Collateralized mortgage obligations (average
  maturity of 23 years and 5 months)                            1,301,343         1,272,453         1,184,577         1,180,034
Mortgage-backed securities (average maturity
  of 24 years and 5 months)                                       489,265           489,018           346,945           352,399
Equity securities (without contractual maturity)                  138,289           136,573           126,567           153,034
Others (average maturity of 10 years and 8 months)                 69,422            66,471            57,181            56,239

                                                             ------------------------------------------------------------------
                                                             $  7,326,338      $  7,137,188      $  6,854,459      $  6,804,004
                                                             ==================================================================

Investments held to maturity:

                                                                                        June 30,
                                                                                        --------
                                                                           2000                               1999
                                                                           ----                               ----
                                                               AMORTIZED          MARKET          Amortized           Market
                                                                 COST             VALUE              Cost             Value
                                                             --------------------------------------------------------------------
                                                                                        (In thousands)

Obligations of other U.S. Government agencies and
  corporations (average maturity of 1 month)                 $      9,130       $      9,140
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 8 years and 2 months)                                        139,386            138,567       $     66,569      $     64,255
Collateralized mortgage obligations (average
  maturity of 12 years and 2 months)                               16,196             16,089             22,009            22,100
Mortgage-backed securities (average maturity of
  9 years and 11 months)                                           21,077             20,826             27,029            27,295
Equity securities (without contractual maturity)                   91,638             91,638             91,769            91,769
Others (average maturity of 4 years and 2 months)                 106,460            101,657            109,484           104,970

                                                             --------------------------------------------------------------------
                                                             $    383,887       $    377,917       $    316,860      $    310,389
                                                             ====================================================================

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

NOTE 4 - PLEDGED ASSETS

Securities and loans of the Corporation of $5,687,994 (1999 - $4,872,805) are pledged to secure public and trust deposits and securities sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 2000, amounted to $19,562 and $66,162 (1999 - $16,073 and $91,045). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At June 30, 2000, there were 138,159,859 (1999 - 137,765,872) shares issued and
135,865,104 (1999 - 134,698,572) outstanding. As of June 30, 2000, a total of
2,294,755 (1999 - 3,067,300) common shares with a total cost of $64,150 (1999 -
$72,524) were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at June 30, 2000 and 1999.

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

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $63,036 for the second quarter of 2000 (1999 - $61,890) and $125,137 for the six months ended June 30, 2000 (1999 -
$123,466), after deducting the dividends on preferred stock. EPS are based on 135,878,677 average shares outstanding for the second quarter of 2000 (1999 - 135,491,324), and 135,821,221 average shares outstanding for the first six months of 2000 (1999 - 135,599,703).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-month period ended June 30, 2000, the Corporation paid interest and income taxes amounting to $551,170 and $61,781, respectively (1999 - $422,817 and $81,437). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 2000, amounted to $17,653 and $12,634, respectively (1999 - $6,192 and $9,364).

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the second quarter and the six-month period ended June 30, 2000 and 1999.

                                               Mortgage and
                               Commercial        consumer          Lease
                                banking          finance         financing       Other          Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                         QUARTER ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------

Net interest income           $    211,211     $     23,119      $ 10,498     $      1,123      $        (35)     $    245,916
Provision for loan losses           34,631            7,205         4,948            1,935                              48,719
Other income                        60,871            9,500         5,038           36,740            (2,864)          109,285
Amortization expense                 6,971              161           189            1,216                               8,537
Depreciation expense                14,532              843         2,305            1,887                              19,567
Other operating expenses           137,816           18,470         5,603           30,294              (915)          191,268
Minority interest                                        22                           (325)                               (303)
Income tax                          20,191            1,977           894             (856)             (522)           21,684
------------------------------------------------------------------------------------------------------------------------------
   Net income                 $     57,941     $      3,985      $  1,597     $      3,062      $     (1,462)     $     65,123
------------------------------------------------------------------------------------------------------------------------------
   Segment Assets             $ 22,275,886     $  2,512,861      $875,729     $  6,645,141      $ (5,858,371)     $ 26,451,246
------------------------------------------------------------------------------------------------------------------------------

                                               Mortgage and
                               Commercial        consumer          Lease
                                banking          finance         financing       Other          Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                    SIX-MONTH PERIOD ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------

Net interest income           $    419,565     $     45,685      $ 21,508     $      1,466      $        (68)     $    488,156
Provision for loan losses           73,074           12,688         9,343            3,627                              98,732
Other income                       125,288           20,087        11,348           73,156            (4,868)          225,011
Amortization expense                13,993              322           377            2,437                              17,129
Depreciation expense                28,748            1,314         4,727            3,699                              38,488
Other operating expenses           288,603           38,009        11,710           53,902            (1,965)          390,259
Minority interest                                        22                          1,171                               1,193
Income tax                          32,542            4,561         2,498            1,626              (787)           40,440
------------------------------------------------------------------------------------------------------------------------------
   Net income                 $    107,893     $      8,900      $  4,201     $     10,502      $     (2,184)     $    129,312
------------------------------------------------------------------------------------------------------------------------------
   Segment Assets             $ 22,275,886     $  2,512,861      $875,729     $  6,645,141      $ (5,858,371)     $ 26,451,246
------------------------------------------------------------------------------------------------------------------------------

                                               Mortgage and
                               Commercial        consumer          Lease
                                banking          finance         financing       Other          Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                         QUARTER ENDED JUNE 30, 2000
------------------------------------------------------------------------------------------------------------------------------

Net interest income           $    203,958     $     22,931      $ 10,651     $      1,311                        $    238,851
Provision for loan losses           28,036            6,398         1,814              383                              36,631
Other income                        61,076            8,930         5,202           12,760      $     (1,042)           86,926
Amortization expense                 7,057               84           189              256                               7,586
Depreciation expense                13,847              415         2,167              913                              17,342
Other operating expenses           144,199           17,698         6,204           12,293              (105)          180,289
Minority interest                                                                      382                                 382
Income tax                          16,227            2,429         2,033             (110)             (245)           20,334
------------------------------------------------------------------------------------------------------------------------------
   Net income                 $     55,668     $      4,837      $  3,446     $        718      $       (692)     $     63,977
------------------------------------------------------------------------------------------------------------------------------
   Segment Assets             $ 20,245,986     $  1,916,340      $722,881     $  5,820,924      $ (5,040,510)     $ 23,665,621
------------------------------------------------------------------------------------------------------------------------------

                                               Mortgage and
                               Commercial        consumer          Lease
                                banking          finance         financing       Other          Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                    SIX-MONTH PERIOD ENDED JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------------

Net interest income           $    406,200     $     44,101      $ 21,347     $      3,454      $        (13)     $    475,089
Provision for loan losses           55,072           12,504         4,443              383                              72,402
Other income                       119,006           22,839        10,252           24,327            (2,440)          173,984
Amortization expense                14,119              168           378              541                              15,206
Depreciation expense                27,409              790         4,413            2,225                              34,837
Other operating expenses           285,977           34,707        11,762           24,842              (223)          357,065
Minority interest                                                                      814                                 814
Income tax                          32,477            6,675         3,970              184              (570)           42,736
------------------------------------------------------------------------------------------------------------------------------
   Net income                 $    110,152     $     12,096      $  6,633     $        420      $     (1,660)     $    127,641
------------------------------------------------------------------------------------------------------------------------------
   Segment Assets             $ 20,245,986     $  1,916,340      $722,881     $  5,820,924      $ (5,040,510)     $ 23,665,621
------------------------------------------------------------------------------------------------------------------------------

During the quarter ended March 31, 2000, the Corporation's Bank Holding Company exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13.4 million gain. This gain is included in "other income" within the "other" reportable segment category.

GEOGRAPHIC INFORMATION                          Quarter ended                         Six-month period ended
                                         JUNE 30,            June 30,             JUNE 30,              June 30,
                                           2000                1999                 2000                  1999
------------------------------------------------------------------------------------------------------------------
                                                (In thousands)                             (In thousands)
Revenues*
Puerto Rico                             $  433,611          $  376,110          $    864,183          $    745,888
United States                              167,891             135,773               327,744               267,940
Other                                       32,557              28,444                63,659                57,752
------------------------------------------------------------------------------------------------------------------
Total consolidated revenues             $  634,059          $  540,327          $  1,255,586          $  1,071,580
------------------------------------------------------------------------------------------------------------------

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of securities, trading account profit (loss), and other income.

                                                       JUNE 30,               June 30,
                                                        2000                    1999
-----------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)

Selected Balance Sheet Information:
Puerto Rico:
     Total assets                                     $18,289,327            $16,914,395
     Loans                                              8,954,743              8,353,280
     Deposits                                           9,631,099              9,725,275
United States:
     Total assets                                      $7,097,333             $5,814,436
     Loans                                              6,113,555              4,893,810
     Deposits                                           3,829,456              3,344,581
Other:
     Total assets                                      $1,064,586               $936,790
     Loans                                                706,306                640,302
     Deposits                                             999,899                832,531

NOTE 11 - POPULAR INTERNATIONAL BANK, INC. (A WHOLLY-OWNED SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following financial information presents the unaudited consolidated financial position of Popular International Bank, Inc. (PIB) and its subsidiaries, ATH Costa Rica, CreST, S.A., Banco Fiduciario, S.A. and Popular North America, Inc., including Popular Holdings USA, Inc. and its wholly-owned subsidiary Banco Popular North America; Popular Cash Express, Inc. and Equity One, Inc. (second-tier subsidiaries), as of May 31, 2000 and May 31,1999, and their related statements of income, cash flows and comprehensive income for each of the quarters and six-months periods then ended. The results of Popular Holdings USA, Inc. and its subsidiary are included as of June 30, 2000 and 1999. PIB has a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIB presented below, corresponds to the financial information of PIB included in the consolidated financial statements of Popular, Inc. as of June 30, 2000 and 1999.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PIB, other than the following financial information. Management understands that such information is not material to holders of debt securities issued by PIB which are guaranteed by the Corporation.

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                         MAY 31,                May 31,
(In thousands)                                                            2000                   1999
----------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                               $    224,649           $    205,831
Money market investments                                                    77,561                 84,105
Investment securities available-for-sale, at market value                  350,172                349,726
Investment securities held-to-maturity, at amortized cost                   48,237                 54,720
Trading account securities, at market value
Loans held-for-sale, at lower of cost or market                             59,649                157,509
----------------------------------------------------------------------------------------------------------
Loans                                                                    6,334,990              5,059,315
 Less - Unearned income                                                     76,543                 76,849
            Allowance for loan losses                                      103,900                 93,812
----------------------------------------------------------------------------------------------------------
                                                                         6,154,547              4,888,654
----------------------------------------------------------------------------------------------------------

Premises and equipment                                                     142,182                135,293
Other real estate                                                           26,751                 21,666
Customers' liabilities on acceptances                                        4,898                 13,184
Accrued income receivable                                                   48,007                 42,526
Other assets                                                                95,564                 89,128
Intangible assets                                                          146,311                144,801
----------------------------------------------------------------------------------------------------------
                                                                      $  7,378,528           $  6,187,143
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
   Non-interest bearing                                               $    653,501           $    624,402
   Interest bearing                                                      3,920,195              3,011,405
----------------------------------------------------------------------------------------------------------
                                                                         4,573,696              3,635,807
   Federal funds purchased and securities sold under
     agreements to repurchase                                               75,148                 81,473
   Other short-term borrowings                                             590,617                905,084
   Notes payable                                                         1,309,224                752,497
   Acceptances outstanding                                                   4,898                 13,184
   Other liabilities                                                       107,479                 86,394
----------------------------------------------------------------------------------------------------------
                                                                         6,661,062              5,474,439
----------------------------------------------------------------------------------------------------------

   Preferred beneficial interests in Popular North America's
     Junior subordinated deferrable interest debentures guaranteed
     By the Corporation                                                    150,000                150,000
----------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                              20,485                 20,244
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Common stock                                                                3,962                  3,962
 Surplus                                                                   482,226                470,226
 Retained earnings                                                          66,786                 70,123
 Accumulated other comprehensive loss, net of
  deferred taxes of $(1,791); (May 31, 1999 - $(838))                       (5,993)                (1,851)

----------------------------------------------------------------------------------------------------------
                                                                           546,981                542,460
----------------------------------------------------------------------------------------------------------
                                                                      $  7,378,528           $  6,187,143
=========================================================================================================

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Quarter ended                   Six months ended
                                                                       May 31,                          May 31,
(In thousands)                                                  2000             1999            2000             1999
-------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                       $  149,739       $  119,995      $  290,979       $  234,567
 Money market investments                                           774              600           1,535            1,254
 Investment securities                                            5,756            5,609          11,320           12,917
-------------------------------------------------------------------------------------------------------------------------
                                                                156,269          126,204         303,834          248,738
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                        52,029           35,874         100,958           72,904
 Short-term borrowings                                            9,197           11,713          16,710           22,893
 Long-term debt                                                  26,227           17,081          51,427           32,333
-------------------------------------------------------------------------------------------------------------------------
                                                                 87,453           64,668         169,095          128,130
-------------------------------------------------------------------------------------------------------------------------

Net interest income                                              68,816           61,536         134,739          120,608
Provision for loan losses                                        18,893           11,399          32,275           20,994
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for                          49,923           50,137         102,464           99,614
loan losses
Service charges on deposit accounts                               7,863            7,470          15,437           14,209
Other service fees                                               15,932           12,765          31,060           23,628
Gain on sale of securities                                                           247                              640
Other operating income                                            3,322            4,942           8,159           13,688
-------------------------------------------------------------------------------------------------------------------------
                                                                 77,040           75,561         157,120          151,779
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
   Salaries                                                      26,644           25,734          54,207           50,785
   Profit sharing                                                   168              315             349            1,028
   Pension and other benefits                                     7,588            6,445          14,853           12,652
-------------------------------------------------------------------------------------------------------------------------
                                                                 34,400           32,494          69,409           64,465
 Net occupancy expense                                            7,050            6,351          14,039           12,522
 Equipment expenses                                               5,989            4,411          11,485            8,533
 Other taxes                                                        746              480           1,543              901
 Professional fees                                                8,915            8,671          17,550           15,231
 Communications                                                   3,721            3,438           7,143            6,667
 Business promotion                                               5,988            5,762          13,408           11,526
 Printing and supplies                                            2,247            2,209           4,360            4,106
 Other operating expenses                                         6,735            5,733          15,612           10,999
 Amortization of intangibles                                      3,686            3,427           7,403            6,883
-------------------------------------------------------------------------------------------------------------------------
                                                                 79,477           72,976         161,952          141,833
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before income tax and minority
loan losses                                                      (2,437)           2,585          (4,832)           9,946
Income tax                                                       (1,663)           1,195            (918)           5,315
Net (gain) loss of minority interest                               (325)             382           1,171              814
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                            $   (1,099)      $    1,772      $   (2,743)      $    5,445
=========================================================================================================================

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the six months ended
                                                                               MAY 31,               May 31,
(In thousands)                                                                  2000                  1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                           $ (2,743)          $     5,445
------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization of premises and equipment                     8,817                 7,364

     Provision for loan losses                                                  32,275                20,994

     Amortization of intangibles                                                 7,403                 6,883

     Gain on sale of investment securities available-for-sale                                           (640)
     (Gain) loss on disposition of premises and equipment                          (16)                   38

     Gain on sale of loans                                                      (5,222)              (11,647)

     Amortization of premiums and accretion of discounts
      on investments                                                               (33)                  136

     Decrease in loans held-for-sale                                            27,486                70,129

     Amortization of deferred loan fees and costs                               (3,692)                 (442)

     Net decrease (increase) in interest receivable                              1,431                (1,547)

     Net increase in other assets                                                 (184)              (20,074)

     Net increase in interest payable                                            7,722                 1,415

     Net (decrease) increase in current and deferred taxes                      (5,235)                2,247

     Net increase in other liabilities                                           8,470                 3,026

------------------------------------------------------------------------------------------------------------
Total adjustments                                                               79,222                77,882
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       76,479                83,327
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                      11,316                73,453

  Purchases of investment securities held-to-maturity                           (1,163)                  (30)

  Maturities of investment securities held-to-maturity                           1,816                51,851

  Purchases of investment securities available-for-sale                        (76,357)           (1,489,566)

  Maturities of investment securities available-for-sale                        55,391             1,491,257

  Sales of investment securities available-for-sale                                184                71,674

  Net disbursements on loans                                                  (933,501)             (876,561)

  Proceeds from sale of loans                                                  354,778               477,970

  Capital contribution to subsidiaries                                              --               (78,125)

  Acquisition of loan portfolios                                              (126,421)

  Assets acquired, net of cash                                                     715

  Acquisition of premises and equipment                                        (12,183)              (13,490)

  Proceeds from sale of premises and equipment                                     199                 1,333

------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (725,226)             (290,234)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                          198,321               (91,536)

  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                          34,608              (324,338)

  Net increase in other short-term borrowings                                  237,128               375,054

  Proceeds from issuance of notes payable                                      167,329               179,462

  Payments of notes payable                                                    (19,139)              (93,734)

  Capital contribution received from Parent company                             12,000                67,671
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      630,247               112,579
------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                        (18,500)              (94,328)
Cash and due from banks at beginning of period                                 243,149               300,159
------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                     $ 224,649           $   205,831
============================================================================================================

POPULAR INTERNATIONAL BANK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                                           Quarter ended                  Six months ended
                                                                               May 31,                         May 31,

(In thousands)                                                          2000            1999            2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                     $(1,099)        $ 1,772         $(2,743)        $ 5,445
                                                                      -------------------------------------------------------

Other comprehensive loss, net of tax:
  Foreign currency translation adjustment                                  65             (62)           (297)           (895)
  Unrealized holding losses arising during
    the period, net of tax of $(251) (1999 - $(1,425))
    for the quarter and $(731) (1999 - $(1,708) for the
    six-month period                                                     (163)         (1,745)         (2,845)         (2,334)
   Less: reclassification adjustment for gains included in net income (loss), net tax of $69 for the quarter in 1999 and
     $130 for the six-month period in 1999                                                106                             197
                                                                      -------------------------------------------------------

   Total other comprehensive loss                                     $   (98)        $(1,913)        $(3,142)        $(3,426)
                                                                      -------------------------------------------------------

   Comprehensive (loss) income                                        $(1,197)        $  (141)        $(5,885)        $ 2,019
                                                                      =======================================================


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE LOSS:

                                                                               MAY 31,       November 30,     May 31,
(In thousands)                                                                  2000             1999          1999
----------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                                       $(1,535)         $(1,238)      $(1,110)
Unrealized losses on securities                                                (4,458)          (1,613)         (741)
                                                                        ----------------------------------------------

Accumulated other comprehensive loss                                          $(5,993)         $(2,851)      $(1,851)
                                                                        ==============================================

NOTE 12 - POPULAR NORTH AMERICA, INC. (A SECOND-TIER SUBSIDIARY OF POPULAR, INC.) FINANCIAL INFORMATION:

The following financial information presents the unaudited consolidated financial position of Popular North America, Inc. (PNA) and its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc. and Popular Holdings USA, and its wholly-owned subsidiary Banco Popular North America, as of May 31, 2000 and May 31, 1999, and their related statements of income, cash flows and comprehensive income for each of the quarters and six-month periods then ended. The results of Popular Holdings USA, Inc. and its subsidiary are included as of June 30, 2000 and 1999. PNA has a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PNA presented below, corresponds to the financial information of PNA included in the consolidated financial statements of Popular, Inc. as of June 30, 2000 and 1999.

Popular, Inc. has not presented separate financial statements nor any other disclosures concerning PNA, other than the following financial information. Management understands that such information is not material to holders of debt securities issued by PNA which are guaranteed by the Corporation.


POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                MAY 31,              May 31,
(In thousands)                                                                   2000                 1999
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $ 177,014           $   153,518
Money market investments                                                        50,504                24,590
Investment securities available-for-sale, at market value                      334,140               331,359
Investment securities held-to-maturity, at cost                                 48,237                54,720
Trading account securities, at market value
Loans held-for-sale                                                             59,649               157,509
------------------------------------------------------------------------------------------------------------
Loans
                                                                             6,043,793             4,810,294
 Less - Unearned income                                                         76,543                76,849
        Allowance for loan losses                                               80,646                69,085
------------------------------------------------------------------------------------------------------------
                                                                             5,886,604             4,664,360
------------------------------------------------------------------------------------------------------------
Premises and equipment                                                         112,361               107,406
Other real estate                                                               11,961                14,818
Customers' liabilities on acceptances                                              137                   390
Accrued income receivable                                                       43,798                37,098
Other assets                                                                    61,720                55,978
Intangible assets                                                              133,870               143,164
------------------------------------------------------------------------------------------------------------
                                                                             $6,919,995          $ 5,744,910
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing                                                     $ 610,818           $   582,970
    Interest bearing                                                         3,669,430             2,761,611
------------------------------------------------------------------------------------------------------------
                                                                             4,280,248             3,344,581
  Federal funds purchased and securities sold under
    agreements to repurchase                                                    75,148                81,473
  Other short-term borrowings                                                  540,447               868,940
  Notes payable                                                              1,260,445               713,288
  Acceptances outstanding                                                          137                   390
  Other liabilities                                                            102,441                75,756
------------------------------------------------------------------------------------------------------------
                                                                             6,258,866             5,084,428
------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures guaranteed
    by the Corporation                                                         150,000               150,000
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Common stock                                                                        2                     2
 Surplus                                                                       439,964               439,964
 Retained earnings                                                              73,771                71,882
 Accumulated other comprehensive loss,  net of
   deferred taxes of  $(1,791); (May 31, 1999 - $(838))                         (2,608)               (1,366)
------------------------------------------------------------------------------------------------------------
                                                                               511,129               510,482
------------------------------------------------------------------------------------------------------------
                                                                             $6,919,995          $ 5,744,910
============================================================================================================

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Quarter ended                 Six months ended
                                                                    May 31,                        May 31,
(In thousands)                                               2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                    $135,674        $106,888        $263,311        $208,034
 Money market investments
                                                               566             533           1,128           1,248
 Investment securities                                       5,628           5,548          11,140          11,539
-------------------------------------------------------------------------------------------------------------------
                                                           141,868         112,969         275,579         220,821
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                   42,821          26,606          82,900          53,604
 Short-term borrowings                                       8,193          10,507          14,673          20,215
 Long-term debt                                             25,214          16,495          49,141          31,312
-------------------------------------------------------------------------------------------------------------------
                                                            76,228          53,608         146,714         105,131
-------------------------------------------------------------------------------------------------------------------

Net interest income                                         65,640          59,361         128,865         115,690
Provision for loan losses                                   16,958          11,016          28,648          20,611
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan                48,682          48,345         100,217          95,079
Service charges on deposit accounts                          6,652           6,366          13,069          12,080
Other service fees                                          14,131          10,941          27,457          20,024
Gain on sale of securities                                                     176                             565
Other operating income
                                                             2,231           4,137           6,096          12,358
-------------------------------------------------------------------------------------------------------------------
                                                            71,696          69,965         146,839         140,106
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
Salaries                                                    23,619          23,140          48,081          45,327
Profit sharing                                                 168             315             349           1,028
Pension and other benefits                                   7,272           6,104          14,247          11,881
-------------------------------------------------------------------------------------------------------------------
                                                            31,059          29,559          62,677          58,236
 Net occupancy expense                                       6,319           5,512          12,640          10,853
 Equipment expenses                                          4,346           3,381           8,233           6,487
 Other taxes                                                   522             444           1,016             801
 Professional fees                                           8,371           8,453          16,213          14,392
 Communications                                              3,388           2,949           6,496           5,673
 Business promotion                                          5,659           5,509          12,794          10,937
 Printing and supplies                                       1,966           1,988           3,788           3,771
 Other operating expenses                                    6,789           4,851          13,464           9,460
 Amortization of intangibles                                 3,448           3,393           6,945           6,729
--------------------------------------------------------------------------------------------------------------------
                                                            71,867          66,039         144,266         127,339
-------------------------------------------------------------------------------------------------------------------
(Loss) Income before income tax and minority                  (171)          3,926           2,573          12,767
Income tax                                                     821           1,461           2,806           5,938
-------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                         $   (992)       $  2,465        $   (233)       $  6,829
==================================================================================================================

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  For the six months ended
                                                                                MAY 31,              May 31,
(In thousands)                                                                   2000                 1999
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $    (233)          $     6,829
------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation and amortization of premises and equipment                     6,450                 5,352
     Provision for loan losses                                                  28,648                20,611
     Amortization of intangibles                                                 6,945                 6,729
     Gain on sale of investment securities available-for-sale                                           (564)
     (Gain) loss on disposition of premises and equipment                          (16)                   38
     Gain on sale of loans                                                      (5,222)              (11,647)
     Amortization of premiums and accretion of discounts
      on investments                                                               (33)                  136
     Decrease in loans held-for-sale                                            27,486                70,129
     Amortization of deferred loan fees and costs                               (3,692)                 (442)
     Net decrease (increase) in interest receivable                                328                (2,318)
     Net increase in other assets                                               (4,756)              (12,339)
     Net increase in interest payable                                            7,881                 1,372
     Net increase in current and deferred taxes                                 (8,388)               (1,642)
     Net increase (decrease) in other liabilities                               24,558                  (406)
------------------------------------------------------------------------------------------------------------
Total adjustments                                                               80,189                75,009
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       79,956                81,838
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                       5,617                84,283
  Purchases of investment securities held-to-maturity                           (1,163)                  (30)
  Maturities of investment securities held-to-maturity                           1,816                51,851
  Purchases of investment securities available-for-sale                        (76,348)           (1,480,731)
  Maturities of investment securities available-for-sale                        55,391             1,491,257
  Sales of investment securities available-for-sale                                184                71,674
  Net disbursements on loans                                                  (869,706)             (887,540)
  Proceeds from sale of loans                                                  337,817               477,970
  Capital contribution to subsidiaries                                         (60,000)             (163,922)
  Acquisition of loan portfolios                                              (126,421)              (12,659)
  Acquisition of premises and equipment                                         (7,774)
  Proceeds from sale of premises and equipment                                      30                   328
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (740,557)             (367,519)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                          197,915               (63,107)
  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                          34,608              (324,338)
  Net increase in other short-term borrowings                                  215,542               382,384
  Proceeds from issuance of notes payable                                      149,877               179,462
  Payments of notes payable                                                    (14,444)              (93,596)
  Capital contribution received from Parent company                             60,000               159,854
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      643,498               240,659
------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                        (17,103)              (45,022)
Cash and due from banks at beginning of period                                 194,117               198,540
------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                     $ 177,014           $   153,518
============================================================================================================

POPULAR NORTH AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

                                                                            Quarter ended                Six months ended
                                                                                May 31,                       May 31,

(In thousands)                                                            2000           1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                      $  (992)        $ 2,465         $  (233)        $ 6,829
                                                                       -------------------------------------------------------

Other comprehensive loss, net of tax:
  Unrealized losses on securities:
    Unrealized holding losses arising
     during the period, net of tax of $(251) (1999 - $(1,425))
     for the quarter and $(731) (1999 - $(1,708) for the six-
     month period                                                         (574)         (2,108)         (1,044)         (2,864)
    Less: reclassification adjustment for gains
      included in net income, net of tax of $69 for the quarter
      in 1999 and $130 for the six-month period in 1999                                    106                             197
                                                                       -------------------------------------------------------

   Total other comprehensive loss                                      $  (574)        $(2,214)        $(1,044)        $(3,061)
                                                                       -------------------------------------------------------

    Comprehensive income (loss)                                        $(1,566)        $   251         $(1,277)        $ 3,768
                                                                       =======================================================

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS):

                                                       MAY 31,      November 30,      May 31,
(In thousands)                                          2000           1999            1999
----------------------------------------------------------------------------------------------
Unrealized losses on securities                       $(2,608)       $(1,564)         $(1,366)
                                                      ---------------------------------------

Accumulated other comprehensive loss                  $(2,608)       $(1,564)         $(1,366)
                                                      =======================================

TABLE A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------------------------------------------------
                                                            AT JUNE 30,                   AVERAGE FOR THE SIX MONTHS
                                               ---------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                            2000         1999       Change       2000         1999       Change
(In thousands)
--------------------------------------------------------------------------------------------------------------------------
Money market investments                        $ 1,191,511  $   791,285  $  400,226  $   882,850  $   687,542  $  195,308
Investment and trading securities                 7,711,533    7,441,280     270,253    7,810,596    7,547,412     263,184
Loans                                            15,774,604   13,887,392   1,887,212   15,354,380   13,442,576   1,911,804
Total assets                                     26,451,246   23,665,621   2,785,625   25,719,423   23,178,177   2,541,246
Deposits                                         14,460,454   13,902,387     558,067   14,284,696   13,697,877     586,819
Borrowings                                        9,819,573    7,680,936   2,138,637    9,120,375    7,334,285   1,786,090
Stockholders' equity                              1,736,890    1,650,682      86,208    1,836,261    1,678,159     158,102


--------------------------------------------------------------------------------------------------------------------------
                                                          SECOND QUARTER                          SIX MONTHS
                                               ---------------------------------------------------------------------------
OPERATING HIGHLIGHTS                                2000         1999       Change       2000         1999       Change
(In thousands, except per share information)
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                $245,916    $238,851      $ 7,065    $488,156     $475,089     $13,067
Provision for loan losses                            48,719      36,631       12,088      98,732       72,402      26,330
Fees and other income                               109,285      86,926       22,359     225,011      173,984      51,027
Other expenses, net of minority interest            241,359     225,169       16,190     485,123      449,030      36,093
Net income                                         $ 65,123    $ 63,977      $ 1,146    $129,312     $127,641     $ 1,671
Net income applicable to common stock              $ 63,036    $ 61,890      $ 1,146    $125,137     $123,466     $ 1,671
Earnings per common share                          $   0.46    $   0.46                 $   0.92     $   0.91     $  0.01


--------------------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                                       SECOND QUARTER             SIX MONTHS
                                            ------------------------------------------------------------------------------
                                                                      2000         1999        2000         1999
--------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA-       Market price
                          High                                       $23.56       $32.88      $26.88       $37.88
                          Low                                         19.06        28.81       18.63        28.81
                          End                                         19.06        30.31       19.06        30.31
                         Book value at period end                     12.05        11.51       12.05        11.51
                         Dividends declared                            0.16         0.14        0.32         0.28
                         Dividend payout ratio                        34.46%       30.70%      34.72%       30.77%
                         Price/earnings ratio                         10.30X       17.22x      10.30X       17.22x

--------------------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS  -  Return on assets                              1.01%        1.08%       1.01%        1.11%
                         Return on common equity                      14.43        15.53       14.50        15.78
                         Net interest spread (taxable equivalent)      3.46         3.89        3.54         3.95
                         Net interest yield (taxable equivalent)       4.30         4.68        4.36         4.76
                         Effective tax rate                           24.89        24.23       23.99        25.20
                         Overhead ratio                               44.77        49.53       45.24        49.07
                         Efficiency ratio                             61.94        62.94       63.87        62.71

--------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS -  Equity to assets                              7.15%        7.18%       7.14%        7.24%
                         Tangible equity to assets                     6.08         6.13        6.05         6.16
                         Equity to loans                              11.85        12.40       11.96        12.47
                         Internal capital generation                   8.89        10.12        8.90        10.19
                         Tier I capital to risk - adjusted assets     10.09        10.37       10.09        10.37
                         Total capital to risk - adjusted assets      12.12        12.59       12.12        12.59
                         Leverage ratio                                6.42         6.37        6.42         6.37
--------------------------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a diversified bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

   - Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Fiduciario, S.A. (BF)

   - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

   - Consumer and Mortgage Lending - Popular Mortgage, Inc., Equity One, Inc. Popular Finance, Inc. and Levitt Mortgage

   -  Broker / Dealer - Popular Securities, Inc.

   - ATM Processing and Information Technology Services - GM Group, ATH Costa Rica and CreST, S.A.

   -  Retail Financial Services - Popular Cash Express, Inc.

NET INCOME

The Corporation's net income amounted to $65.1 million for the second quarter of 2000, compared with $64.0 million for the same quarter of 1999. Earnings per common share (EPS) for the second quarter of 1999 and 2000 were $0.46 based on 135,491,324 and 135,878,677 average common shares outstanding for each respective quarter. Net earnings for the first quarter of 2000 were $64.2 million or $0.46 per common share based on 135,763,765 average common shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 2000 were 1.01% and 14.43%, respectively, compared with 1.08% and 15.53%, for the same period in 1999. For the first quarter of 2000 these ratios were 1.01% and 14.57%.

The Corporation's results of operations for the quarter ended June 30, 2000 reflected increases of $7.1 million in net interest income and $22.4 million in other revenues when compared with the same quarter of 1999. These improvements were partially offset by rises of $14.2 million in operating expenses and $12.1 million in the provision for loan losses.

For the first six months of 2000, the Corporation's net earnings rose to $129.3 million, compared with $127.6 million for the same period in 1999. EPS for the first six months of 2000 were $0.92 compared with $0.91 for the same period of 1999. ROA and ROE for the period ended June 30, 2000 were 1.01% and 14.50% respectively, compared with 1.11% and 15.78% for the same period last year.

NET INTEREST INCOME

Net interest income for the second quarter of 2000 reached $245.9 million, compared with $238.8 million reported for the same period in 1999, and $242.2 million for the first quarter of 2000. On a taxable equivalent basis, net interest income increased to $262.1 million from $258.2 million reported in the same quarter of 1999.

The growth of $3.9 million in net interest income, on a taxable equivalent basis, compared with the second quarter of 1999, resulted from a $24.5 million increase mainly due to a higher volume of earning assets, partially offset by a $20.6 million decrease due to a lower net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the second quarter of 2000, as compared with the same quarter in 1999.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON JUNE 30,

                                                                                                                     Variance
                                                                                                                   Attributable
       Average Volume                Average Yields                                        Interest                     to
----------------------------------------------------------                           --------------------------------------------
    2000     1999      Variance   2000      1999  Variance                             2000     1999   Variance    Rate   Volume
----------------------------------------------------------                           --------------------------------------------
    ($ in millions)                                                                       (in thousands)
   $   912 $   680     $  232     6.31%     4.47%    1.84% Money market investments  $ 14,308 $  7,500 $ 6,808 $  3,295   $ 3,513
     7,537   7,403        134     6.88      6.67     0.21  Investment securities      129,393  122,926   6,467    4,501     1,966
       207     328       (121)    6.63      6.24     0.39  Trading                      3,413    5,042  (1,629)     340    (1,969)
----------------------------------------------------------                           --------------------------------------------
     8,656   8,411        245     6.81      6.48     0.33                             147,114  135,468  11,646    8,136     3,510
----------------------------------------------------------                           --------------------------------------------
                                                           Loans:
     7,226   6,347        879     9.67      9.13     0.54    Commercial               173,744  142,867  30,877   10,183    20,694
       794     618        176    11.20     12.67    (1.47)   Leasing                   22,228   19,559   2,669   (2,451)    5,120
     4,261   3,515        746     8.11      8.04     0.07    Mortgage                  86,407   70,644  15,763      631    15,132
     3,400   3,201        199    13.11     13.09     0.02    Consumer                 111,454  104,199   7,255      306     6,949
----------------------------------------------------------                           --------------------------------------------
    15,681  13,681      2,000    10.07      9.94     0.13                             393,833  337,269  56,564    8,669    47,895
----------------------------------------------------------                           --------------------------------------------
   $24,337 $22,092     $2,245     8.91%     8.62%    0.29% TOTAL EARNING ASSETS      $540,947 $472,737 $68,210 $ 16,805   $51,405
==========================================================                           ============================================
                                                           Interest bearing deposits:
   $ 1,728 $ 1,720     $    8     3.43%     3.11%    0.32%   NOW and money market    $ 14,757 $ 13,207 $ 1,550 $  1,468   $    82
     4,210   4,226        (16)    3.04      3.04     0.00    Savings                   31,841   31,710     131      310      (179)
     5,411   4,789        622     6.15      5.52     0.63    Time deposits             82,801   65,230  17,571    9,027     8,544
----------------------------------------------------------                           --------------------------------------------
    11,349  10,735        614     4.59      4.16     0.43                             129,399  110,147  19,252   10,805     8,447
----------------------------------------------------------                           --------------------------------------------
     7,114   5,855      1,259     6.43      5.07     1.36  Short-term borrowings      113,684   73,138  40,546   27,018    13,528
     2,102   1,807        295     6.84      7.00    (0.16) Medium and long-term debt   35,775   31,265   4,510     (409)    4,919
----------------------------------------------------------                           --------------------------------------------

                                                             TOTAL INTEREST-BEARING
    20,565  18,397      2,168     5.45      4.73     0.72      LIABILITIES            278,858  214,550  64,308   37,414    26,894
     3,073   3,081         (8)                             Demand deposits
       699     614         85                              Other sources of funds
----------------------------------------------------------                           --------------------------------------------
   $24,337 $22,092     $2,245     4.61%     3.94%    0.67%
==========================================================
                                  4.30%     4.68%   (0.38)% NET INTEREST MARGIN AND
                              ============================
                                                            NET INTEREST INCOME      $262,089 $258,187 $ 3,902 $(20,609)  $24,511
                                                                                                               ==================
                                  3.46%     3.89%   (0.43)% NET INTEREST SPREAD
                              ============================
                                                          Taxable equivalent
                                                          adjustment                   16,173   19,336  (3,163)
                                                                                     -------------------------
                                                          Net interest income        $245,916 $238,851 $ 7,065
                                                                                     =========================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets rose $2.2 billion primarily due to a higher average loan portfolio by $2.0 billion when compared with the same quarter in 1999. Commercial loans and mortgage loans accounted for 81% of the total increase in average loans. The increase resulted from the Corporation's efforts directed to the retail and middle markets and to a higher loan origination and refinancing activity experienced during 1999 that increased the mortgage loan volume, as a result of the prevailing interest rate environment for these activities in the earlier part of 1999 and to the Corporation's marketing campaign.

The increase in average interest bearing liabilities for the second quarter of 2000, as compared with the same quarter in 1999, was mostly reflected in average borrowings and time deposits. These funds were used primarily to fund the Corporation's business expansion, loan growth and investment portfolio opportunities.

The net interest margin for the quarter ended June 30, 2000, on a taxable equivalent basis, decreased to 4.30% from 4.68% for the same period in 1999. This reduction was driven by a higher cost of interest bearing liabilities, mostly borrowed money, together with a higher proportion of borrowed money to total interest-bearing liabilities. A rising interest rate scenario has moved the Corporation's cost of interest-bearing liabilities up by 72 basis points, mainly in the cost of borrowed money and time deposits. The Federal Reserve started, in June 1999, a tightening cycle increasing the federal funds rate six times since then for a total of 175 basis points.

The increase in the cost of funds was partially offset by a higher average yield on earning assets, which increased by 29 basis points, on a taxable equivalent basis, when compared with the same quarter in 1999. This improvement is primarily related to the increase of 13 basis points in the average yield on loans, mainly in commercial loans, and a higher return in the money market, investment and trading portfolios.

For the six-month period ended June 30, 2000, net interest income, on a taxable equivalent basis, increased $10.5 million, when compared with $514.3 million in the same period of 1999. The increase in the average volume of earning assets, partially offset by an increase in the average volume of interest-bearing liabilities, triggered a positive variance of $36.9 million due to levels. An unfavorable variance of $26.4 million due to changes in interest rates and in the mix of the portfolios offset this variance.

As shown in Table C average earning assets increased by $2.4 billion for the six-month period ended June 30, 2000, when compared with $21.7 billion reported in the same period of 1999. Loans accounted for 81% of the total increase in average earning assets. Average interest-bearing liabilities increased $2.3 billion when compared with the six-month period ended June 30, 1999.

The increase in the cost of interest-bearing liabilities, partially offset by the increase in the yield on earning assets, on a taxable equivalent basis, resulted in a lower net interest yield by 40 basis points, which decreased from 4.76% in the first six months of 1999 to 4.36% in the same period of 2000. As previously explained, the decline in the net interest margin was mostly the result of a higher interest rate scenario that prevailed during the first six months of 2000 as compared to 1999, and to a higher proportion of borrowings and time deposits, which carry a higher cost.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
YEAR-TO-DATE JUNE 30,

                                                                                                                     Variance
                                                                                                                   Attributable
     Average Volume                Average Yields                                    Interest                           to
------------------------------------------------------                         ----------------------------------------------------
  2000     1999    Variance   2000    1999    Variance                              2000      1999    Variance      Rate     Volume
------------------------------------------------------                         ----------------------------------------------------
          ($ in millions)                                                                          (in thousands)
 $   882 $   688   $  194     6.28%    4.53%    1.75% Money market investments $   27,556  $ 15,433   $ 12,123   $  7,106  $  5,017
   7,591   7,224      367     6.77     6.84    (0.07) Investment securities       256,466   246,275     10,191     (2,937)   13,128
     220     323     (103)    7.41     6.34     1.07  Trading                       8,085    10,146     (2,061)     1,547    (3,608)
-----------------------------------------------------                          -----------------------------------------------------
   8,693   8,235      458     6.73     6.63     0.10                              292,107   271,854     20,253      5,716    14,537
-----------------------------------------------------                          -----------------------------------------------------
                                                      Loans:
   7,124   6,226      898     9.56     9.08     0.48    Commercial                338,766   280,418     58,348     16,271    42,077
     732     619      113    11.97    12.89    (0.92)   Leasing                    43,838    39,917      3,921     (2,979)    6,900
   4,136   3,417      719     8.32     8.09     0.23    Mortgage                  172,042   138,122     33,920      4,093    29,827
   3,362   3,180      182    13.14    13.03     0.11    Consumer                  220,476   206,528     13,948        523    13,425
-----------------------------------------------------                          -----------------------------------------------------
  15,354  13,442    1,912    10.13     9.94     0.19                              775,122   664,985    110,137     17,908    92,229
-----------------------------------------------------                          -----------------------------------------------------
 $24,047 $21,677   $2,370     8.90%    8.68%    0.22%   TOTAL EARNING ASSETS   $1,067,229  $936,839   $130,390   $ 23,624  $106,766
=====================================================                          =====================================================
                                                      Interest bearing deposits
 $ 1,708 $ 1,697      $11     3.40%    3.12%    0.28%   NOW and money market   $   28,856  $ 26,243   $  2,613   $  2,396  $     217
   4,189   4,195       (6)    2.96     2.99    (0.03)   Savings                    61,727    62,282       (555)      (669)       114
   5,315   4,769      546     6.10     5.60     0.50    Time deposits             161,290   132,445     28,845     11,796    17,049
-----------------------------------------------------                          -----------------------------------------------------
  11,212  10,661      551     4.52     4.18     0.34                              251,873   220,970     30,903     13,523    17,380
-----------------------------------------------------                          -----------------------------------------------------
   6,969   5,623    1,346     6.25     5.11     1.14  Short-term borrowings       216,509   142,513     73,996     36,386    37,610
   2,151   1,711      440     6.92     6.95    (0.03) Medium and long-term debt    74,037    59,024     15,013        148    14,865

-----------------------------------------------------                          ----------------------------------------------------

                                                        TOTAL INTEREST-BEARING
  20,332  17,995    2,337     5.36     4.73     0.63     LIABILITIES              542,419   422,507    119,912     50,057    69,855
   3,073   3,037       36                             Demand deposits
     642     645       (3)                            Other sources of funds
-----------------------------------------------------                          ----------------------------------------------------
 $24,047 $21,677   $2,370     4.54%    3.92%    0.62%
=====================================================
                              4.36%    4.76%   (0.40)%NET INTEREST MARGIN AND
                          ===========================
                                                      NET INTEREST INCOME      $  524,810  $514,332   $ 10,478   $(26,433) $ 36,911
                                                                                                                 ==================
                              3.54%    3.95%   (0.41)%NET INTEREST SPREAD
                          ===========================
                                                      Taxable equivalent           36,654    39,243     (2,589)
                                                        adjustment             --------------------------------
                                                      Net interest income       $ 488,156  $475,089   $ 13,067
                                                                               ================================


Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

MARKET RISK

Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market or price changes. The Corporation's primary market risk exposure is to interest rates, as primarily interest rate volatility and its impact on the repricing of assets and liabilities affect the net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulation and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis, performed at the Corporation level, is the primary tool used in expressing the potential changes in future earnings resulting from selected hypothetical changes in interest rates.

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

Based on the results of the sensitivity analysis as of June 30, 2000, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $2.9 million increase and the change for the same period utilizing a hypothetical declining rate scenario was a decrease of $2.9 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the second quarter of 2000, increased $12.1 million or 33.0% when compared with the same period of 1999. For the six-month period ended June 30, 2000 the provision totaled $98.7 million, an increase of $26.3 million or 36.4% compared with the same period in 1999. The rise in the provision for loan losses was mostly due to the growth of $1.9 billion in the Corporation's loan portfolio from June 30, 1999 to the same date this year, and increases in non-performing assets and net charge-offs. Table D summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarters and six-month periods ended June 30, 2000 and 1999. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                     Second Quarter                First Six Months
(Dollars in thousands)                                             2000         1999           2000              1999
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                  $293,442     $277,116       $292,010          $267,249
Allowance purchased                                                1,481                      1,481
Provision for loan losses                                         48,719       36,631         98,732            72,402
                                                                -------------------------------------------------------
                                                                 343,642      313,747        392,223           339,651
                                                                -------------------------------------------------------
Losses charged to the allowance:
   Commercial                                                     15,636       14,026         35,124            25,322
   Construction                                                        4                         145               500
   Lease financing                                                 8,574        5,795         15,972            11,641
   Mortgage                                                        1,550          910          2,192             1,853
   Consumer                                                       29,511       26,180         61,709            46,752
                                                                -------------------------------------------------------
                                                                  55,275       46,911        115,142            86,068
                                                                -------------------------------------------------------
Recoveries:
   Commercial                                                      5,600        5,786          8,461             8,758
   Construction                                                                    89                               91
   Lease financing                                                 5,384        4,547          7,755             8,465
   Mortgage                                                          120           88            181               382
   Consumer                                                        6,055        5,244         12,048            11,311
                                                                -------------------------------------------------------
                                                                  17,159       15,754         28,445            29,007
                                                                -------------------------------------------------------

Net loans charged-off (recovered):
   Commercial                                                     10,036        8,240         26,663            16,564
   Construction                                                        4         (89)            145               409
   Lease financing                                                 3,190        1,248          8,217             3,176
   Mortgage                                                        1,430          822          2,011             1,471
   Consumer                                                       23,456       20,936         49,661            35,441
                                                                -------------------------------------------------------
                                                                  38,116       31,157         86,697            57,061
                                                                -------------------------------------------------------

Balance at end of period                                        $305,526     $282,590       $305,526          $282,590
                                                                =======================================================

Ratios:
   Allowance for losses to loans                                    1.94%        2.03%          1.94%             2.03%
   Allowance to non-performing assets                              80.30        93.26          80.30             93.26
   Allowance to non-performing loans                               88.80       103.51          88.80            103.51
   Non-performing assets to loans                                   2.41         2.18           2.41              2.18
   Non-performing assets to total assets                            1.44         1.28           1.44              1.28
   Net charge-offs to average loans                                 0.97         0.91           1.13              0.85
   Provision to net charge-offs                                     1.28X        1.18x          1.14X             1.27x
   Net charge-offs earnings coverage                                3.56         3.87           3.08              4.24

Net charge-offs for the second quarter of 2000, increased $7.0 million or 22.3% when compared with the same quarter of 1999. When compared with the first quarter of 2000, net charge-offs showed a decrease of $10.5 million. Net charge-offs represented 0.97% of average loans for the quarter ended June 30, 2000, compared with 0.91% for the same period in 1999 and 1.29% in the first quarter of 2000. Net losses for the quarter were principally in the consumer, lease financing and commercial loan portfolios.

Consumer loans net charge-offs rose $2.5 million, representing 2.76% of average consumer loans for the quarter ended June 30, 2000, compared with 2.62% for the second quarter of 1999. The increases experienced since June 30, 1999 were mostly in the credit card and personal loan portfolios in both, Puerto Rico and the U.S. mainland, mainly due to an increase in personal delinquencies.

Commercial loans net charge-offs, including construction loans, increased $1.9 million for the quarter ended June 30, 2000, when compared with the same quarter of 1999. Commercial loans net charge-offs, including construction loans, represented 0.56% of average commercial loans for the quarter ended June 30, 2000, compared with 0.51% for the same quarter last year. This increase is mostly related to the growth in the commercial loan portfolio, as well as the deterioration in the credit quality of a limited number of commercial relationships in Puerto Rico and the United States.

Lease financing net charge-offs totaled $3.2 million or 1.61% of the average lease financing portfolio for the quarter ended June 30, 2000, compared with $1.2 million or 0.81% for the same quarter last year. This rise is mostly due to a $2.5 million charge-off related to an external fraud scheme that was unveiled during this quarter in our U.S. operations, and represented the balance not covered by insurance.

Net charge-offs for the six-month period ended June 30, 2000, reached $86.7 million or 1.13% of average loans, compared with $57.1 million or 0.85% for the same period of 1999. Similarly to the quarter results, the increase in net credit losses for the six-month period ended June 30, 2000 was mostly reflected in the commercial, consumer and lease financing portfolios.

The increase of $9.8 million in commercial net charge-offs, including construction loans, when compared to the same six-months last year was also related to the rise in the commercial loan portfolio, as well as the deterioration of the credit quality of a limited number of commercial relationships. Commercial and construction loans net charge-offs represented 0.75% of the average balance of those loans for the six-months ended June 30, 2000, compared with 0.55% for the same period last year.

Consumer loans net charge-offs totaled $49.7 million or 2.95% of average consumer loans in the six-month period ended June 30, 2000, compared with $35.4 million or 2.23% in the same period of 1999. Lease financing net charge-offs totaled $8.2 million or 2.25% of the average lease financing portfolio for the first six months of 2000, compared with $3.2 million or 1.0% for the same period last year. Besides the increase in net-charge offs related to the external fraud scheme, other factors such as the increase in personal delinquencies coupled with lower recovery activity in the lease financing portfolio during the first quarter of 2000, contributed to the rise in net charge-offs for the period.

At June 30, 2000, the allowance for loan losses was $305.5 million, representing 1.94% of loans, compared with $282.6 million or 2.03% a year earlier, and $292.0 million or 1.96% at December 31, 1999.

The allowance for loan losses is maintained at a level, which is considered by management to be sufficient to provide for estimated losses based on evaluations of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, prior loss experience, and prevailing and projected economic conditions and loan impairment measurement.

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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 2000 and June 30, 1999.

                                                        JUNE 30, 2000                    June 30, 1999

                                                RECORDED         VALUATION         Recorded         Valuation
                                               INVESTMENT        ALLOWANCE        Investment        Allowance
                                               --------------------------------------------------------------
  Impaired loans:
     Valuation allowance required                 $156              $53              $132              $30
     No valuation allowance required                37                                 35
                                               --------------------------------------------------------------
      Total impaired loans                        $193              $53              $167              $30
                                               --------------------------------------------------------------

Average impaired loans during the second quarter of 2000 and 1999 were $188 million and $170 million, respectively. The Corporation recognized interest income on impaired loans of $1.3 million and $1.6 million, respectively, for the quarters ended June 30, 2000 and 1999.

CREDIT QUALITY

Non-performing assets consist of past-due loans on which no interest income is being accrued and other real estate. A summary of non-performing assets by loan categories and related ratios is presented in Tables D and E.

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

As presented in Table E, the rise in non-performing assets was reflected mostly in non-performing commercial, lease financing and consumer loans, which rose $47.1 million, $12.6 million and $7.3 million, respectively, when compared with June 30, 1999. Non-performing assets increased $54.4 million when compared to amounts reported as of December 31, 1999, principally in the commercial, lease financing and mortgage loan portfolios. Non-performing assets as a percentage of total loans amounted to 2.41% as of June 30, 2000, compared with 2.18% at the same date in 1999 and 2.19% as of December 31, 1999.

TABLE E
NON-PERFORMING ASSETS

-------------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30,             December 31,             June 30,
                                                                     2000                   1999                   1999
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, construction, industrial and agricultural              $199,289               $165,472               $152,233
Lease financing                                                      15,674                  3,820                  3,053
Mortgage                                                             74,333                 70,038                 70,264
Consumer                                                             54,756                 57,515                 47,457
Other real estate                                                    36,426                 29,268                 30,018
                                                                   ------------------------------------------------------

                 Total                                             $380,478               $326,113               $303,025
                                                                   ======================================================

Accruing loans past-due 90 days or more                            $ 29,954               $ 28,731               $ 23,206
                                                                   ======================================================

Non-performing assets to loans                                         2.41%                  2.19%                  2.18%
Non-performing assets to assets                                        1.44                   1.28                   1.28


The rise in commercial non-performing loans since December 31, 1999 corresponded principally to the classification on non-accrual of a limited number of commercial loan relationships in Puerto Rico and the United States, as well as the growth in the portfolio. Most of the increase in non-performing leases is due to the inclusion of $13 million in leases that became delinquent due to the aforementioned external fraud scheme that was exposed during the quarter. The Corporation expects to recover this balance from the insurance companies, which have already confirmed coverage. The increase in non-performing mortgage loans from December 31, 1999 was principally due to the growth in the mortgage loan portfolio and higher delinquency levels. As displayed in Table E, the other real estate category also reflected an increase of $7.2 million from the end of 1999, principally as a result of various properties repossessed by the Corporation's banking subsidiary in the Dominican Republic.

The rises described above were partially offset by a decrease of $2.8 million in non-performing consumer loans when compared with December 31, 1999. Non-performing consumer loans represented 1.63% of the average consumer loan portfolio at June 30, 2000 compared with 1.78% at December 31, 1999. This decrease mainly resulted from the fact that the growth in consumer loans was derived mainly from credit cards, which are not customarily placed on non-accrual status prior to being charged-off.

At June 30, 2000, the allowance for loan losses as a percentage of non-performing assets was 80.30% compared with 93.26% at June 30, 1999 and 89.54% at December 31, 1999.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at June 30, 2000, would have been $310 million or 1.96% of loans, and the allowance for loan losses would have been 98.7% of non-performing assets. At June 30, 1999 and December 31, 1999, adjusted non-performing assets would have been $222 million or 1.60% of loans and $247 million or 1.66% of loans, respectively, and the allowance to non-performing assets would have been 127.0% and 118.2%, respectively.

NON-INTEREST INCOME

Non-interest income, including securities and trading gains amounted to $109.3 million for the quarter ended June 30, 2000, compared with $86.9 million for the same period in 1999. As seen on Table F, the rise in non-interest income was principally driven by an increase of $15.8 million in other service fees, $4.2 million in other operating income, and $1.1 million in service charges on deposit accounts.

TABLE F
NON-INTEREST INCOME

                                                          Second Quarter                             Year-to-Date
----------------------------------------------------------------------------------------------------------------------------
                                                 2000         1999        Change           2000          1999        Change
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts           $ 30,831      $29,731      $  1,100       $ 61,054      $ 57,980      $  3,074
                                              ------------------------------------------------------------------------------
Other service fees:
   Credit cards fees and discounts              18,305       12,105         6,200         32,675        23,004         9,671
   Debit card fees                               7,300        5,323         1,977         12,191        10,417         1,774
   Processing fees                               6,859                      6,859         13,028                      13,028
   Other fees                                    6,767        7,412          (645)        12,809        14,070        (1,261)
   Sale and administration of investment
    products                                     4,582        4,027           555          8,496         8,526           (30)
   Check cashing fees                            3,681        2,811           870          7,211         5,003         2,208
   Mortgage servicing fees, net of
    amortization                                 2,967        2,584           383          5,713         5,568           145
   Trust fees                                    2,323        2,595          (272)         4,737         5,056          (319)
   External payments fees                        1,588        1,351           237          3,126         2,301           825
   Credit life insurance fees                    1,071        1,483          (412)         2,822         3,655          (833)
                                              ------------------------------------------------------------------------------
      Subtotal                                  55,443       39,691        15,752        102,808        77,600        25,208
                                              ------------------------------------------------------------------------------

 Other income                                   21,989       17,800         4,189         46,046        38,531         7,515
                                              ------------------------------------------------------------------------------

      Total                                   $108,263      $87,222      $ 21,041       $209,908      $174,111      $ 35,797
                                              ==============================================================================

Other service fees, which represented 50.7% of non-interest income for the second quarter of 2000, increased $15.8 million or 39.7% from the amount reported in 1999. The continued business expansion as well as the acquisition of GM Group, early in the third quarter of 1999, were the driving factors for the growth in non-interest income. As shown in Table F, the increase in other service fees from the same quarter last year is mostly attributable to the rise in processing fees, credit card fees and discounts, debit card and check-cashing fees. The increase in processing fees was mostly driven by the aforementioned acquisition of GM Group. Credit card fees and discounts rose 51.2% when compared with the second quarter ended June 30, 1999, principally as a result of late payment and cash advance fees implemented during March 2000 in Puerto Rico upon the enactment of a new regulation authorizing these charges, and to the growth in credit card sales and active accounts. Banco Popular's American Express card, originally launched in August 1998, reflected an increase of 63.14% in active accounts and 125.7% in average outstanding balances, when compared with the quarter ended June 30, 1999. Moreover, our U.S. mainland credit card portfolio rose 39.7% in active accounts and 72.9% average outstanding balances when compared to the same quarter in 1999. The rise in debit card fees, which consist primarily of rental income of point-of-sale (POS) terminals and interchange income, was the result of a sustained growth in the number of POS terminals and in the volume of transactions. The increase in check-cashing fees was the result of the growth of the Corporation's retail financial services subsidiary, Popular Cash Express. This subsidiary operated 70 stores in five states plus 41 mobile units at the end of the second quarter of 2000, compared with 48 stores and 32 mobile units as of June 30, 1999. The rises described above were partially offset by lower other fees and credit life insurance fees. The latter has been negatively affected upon the enactment of a new regulation that requires financial institutions to reimburse the unearned portion of the credit life insurance fees on loans prepaid.

The increase in other income when compared with the same quarter a year earlier, was mostly attributed to revenues derived by GM Group, corresponding mainly to programming fees, consulting services for new technology and system engineering services, among others. Service charges on deposit accounts reflected higher activity on commercial accounts.

For the six-month period ended June 30, 2000 and 1999, non-interest income, including securities and trading gains, totaled $225.0 million and $174.0 million, respectively. Processing fees, credit card fees and discounts, check-cashing fees and debit card fees within the other service fees category, all reflected significant growth when compared with the six-month period ended June 30, 1999, mainly due to the same reasons explained above. The increase in other income of $7.5 million when compared with the six-month period a year earlier was mostly due to revenues generated by GM Group, and higher revenues derived from the Corporation's investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI). These rises in other income were partially offset by lower gains on sale of loans and lower underwriting fees and other revenues derived by the Corporation's broker/dealer subsidiary due to lower related activity for the year.

OPERATING EXPENSES

Operating expenses for the second quarter of 2000 were $219.4 million, compared with $205.2 million for the same quarter in 1999, an increase of $14.2 million, or 6.9%.

Personnel costs, the largest category of operating expenses, totaled $98.2 million for the second quarter of 1999, an increase of $3.6 million or 3.8% when compared with the same period of 1999. Salaries accounted for the largest portion of the increase in personnel costs rising $7.3 million. This rise resulted from increased employment levels due to the Corporation's business expansion and the acquisitions of GM Group, Levitt Mortgage and Crest, S.A. made after the second quarter of 1999, and to normal merit increases. Full-time equivalent employees (FTE's) amounted to 11,619 at the end of this quarter, up 808 from 10,811 FTE's at the same date in 1999. Partially offsetting the increase in salaries was a reduction of $3.2 million in pension and other benefits, mainly as a result of revisions made to Banco Popular de Puerto Rico's health insurance plan effective April 1, 2000, and to lower pension and post-retirement benefit expenses.

Other operating expenses, excluding personnel costs, increased $10.6 million, reaching $121.2 million for the second quarter of 2000, compared with $110.6 million for the same period in 1999. The increase was mostly attributed to rises in equipment, net occupancy, communications and other operating expenses. The increase in equipment expenses of $3.5 million and in net occupancy expenses of $1.5 million, when compared with the same quarter a year earlier, was mainly due to the Corporation's expenditures associated to new technology and systems enhancements, and the Corporation's growth and expansion. The increase of $1.5 million in communication expenses was mostly related to the acquisition of GM Group earlier in the third quarter of 1999, and to a growth in the electronic banking network of ATMs and POS terminals and in the volume of electronic transactions, which require additional communication lines and associated costs. Other operating expenses grew primarily due to higher sundry losses, travelling and miscellaneous expenses, and to costs associated with the operations of GM Group.

For the first six months of 2000, operating expenses rose to $445.9 million from $407.1 million for the same period in 1999. Besides the reasons for the increases described above which also apply for the six-month period, the Corporation experienced rises in business promotion expenses, professional fees and in the amortization of intangibles, when compared with the six-month period ended June 30, 1999. Business promotion rose mostly due to advertising costs associated with the credit cards operations, IRA campaigns and the launching of the internet site "Mi Banco Popular", as well as business promotional efforts launched by Equity One during the year. The rise in professional fees resulted mainly from consulting and temporary services needed to support the growth of the Corporation's business activity, coupled with the legal and consulting expenses incurred in connection with enhancing and improving Banco Popular de Puerto Rico's anti-money laundering policies and procedures as agreed with the Federal Reserve Bank of New York. The increase in the amortization of intangibles was mostly associated with the aforementioned acquisition of GM Group.

BALANCE SHEET COMMENTS

Total assets as of June 30, 2000 were $26.5 billion compared with $23.7 billion and $25.5 billion at June 30, 1999 and December 31, 1999, respectively. Earning assets increased $0.9 billion, reaching $24.7 billion as of June 30, 2000, from $23.8 billion as of December 31, 1999. Earning assets totaled $22.1 billion at June 30, 1999.

The investment portfolio reached $7.5 billion as of June 30, 2000 compared with $7.6 billion as of December 31, 1999, and $7.1 billion as of June 30, 1999. The increase from June 30, 1999 is mostly related to increased investment portfolio activity in the second half of 1999. Money market investments increased $400 million and trading securities decreased $130 million when compared with June 30, 1999. These same categories reflected a rise of $206 million and a reduction of $46 million, respectively, when compared with December 31, 1999. The increase in money market investments from the end of 1999 was mostly associated with securities purchased under agreements to resell.

As presented in Table G, the loan portfolio increased $867 million, reaching $15.8 billion when compared with December 31, 1999. Total loans amounted to $13.9 billion at June 30, 1999. The growth was mostly reflected in the commercial, including construction, and mortgage loan portfolios, which contributed with 88.9% or $771 million of the increase since the end of 1999. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market, mostly in our U.S. banking operations, which contributed with a rise of $285 million since December 31, 1999. The increase in the loan portfolio compared with the same date last year was also reflected in the commercial, including construction, and mortgage loan portfolios, which increased $817 million and $783 million, respectively.

TABLE G
LOANS ENDING BALANCES

----------------------------------------------------------------------------------------------------
                                                          JUNE 30,       December 31,       June 30,
                                                            2000            1999             1999
----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, industrial and agricultural                $ 6,957,801      $ 6,656,411      $ 6,128,351
Construction                                               281,790          247,288          293,845
Lease financing                                            743,191          728,644          663,146
Mortgage *                                               4,368,381        3,933,663        3,585,512
Consumer                                                 3,423,441        3,341,748        3,216,538
                                                       ----------------------------------------------

           Total                                       $15,774,604      $14,907,754      $13,887,392
                                                       ==============================================

* Includes loans held-for-sale

The increase of $58.2 million in other assets when compared with December 31, 1999 is mainly due to an increase in prepaid taxes, receivables from brokers and dealers and other accounts receivables, mostly related to revenues derived from the investment in TELPRI.

Total deposits were $14.5 billion at June 30, 2000, an increase of $287 million when compared with the $14.2 billion reported at December 31, 1999. Most of the growth was realized in time deposits, which increased $367 million from December 31, 1999 mainly as a result of the higher interest rate scenario, which has prompted clients to invest in longer term funds which derive a higher interest rate of return. Savings deposits increased $141 million, while demand deposits decreased $221 million when compared with the amount at December 31, 1999. The decrease in demand deposits is mainly attributable to a reduction in the funds held in trust for the benefit of third parties and lower commercial checking account balances. At June 30, 1999 total deposits amounted to $13.9 billion.

Borrowed funds, including subordinated notes and capital securities, amounted to $9.8 billion at June 30, 2000, compared with $9.2 billion as of December 31, 1999 and $7.7 billion at June 30, 1999. The increase in borrowed funds from December 31, 1999 was mainly used to finance loan growth.

As part of the investment in BF and Levitt Mortgage, the Corporation recognized a minority interest of $21.3 million as of June 30, 2000, which represents the beneficial interest of the minority investors of these two entities. At June 30, 1999, this minority interest totaled $20.2 million.

The Corporation's stockholders' equity at June 30, 2000 was $1.74 billion compared with $1.66 billion and $1.65 billion at December 31, 1999 and June 30, 1999, respectively. Included in stockholders equity at June 30, 2000 were $150 million in unrealized losses on securities available-for-sale, net of tax, compared with $139 million and $39 million in unrealized losses on securities available-for-sale, net of taxes, as of December 31, 1999 and June 30, 1999, respectively.

Under the regulatory framework for prompt corrective action, banks, which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5% are considered well capitalized. Information pertaining to the Corporation's regulatory risk-based capital requirements is shown on Table H.

The market value of the Corporation's common stock at June 30, 2000 was $19.06, compared with $27.94 at December 31, 1999 and $30.31 at June 30, 1999. The Corporation's market capitalization at June 30, 2000, was $2.6 billion, compared with $3.8 billion as of December 31, 1999 and $4.1 billion at June 30, 1999.

TABLE H
CAPITAL ADEQUACY DATA

------------------------------------------------------------------------------------------------------------
                                                        JUNE 30,            December 31,            June 30,
                                                          2000                  1999                  1999
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------
Risk-based capital
  Tier I capital                                     $ 1,640,921           $ 1,557,096           $ 1,481,761
  Supplementary (Tier II) capital                        329,591               324,519               316,608
                                                     -------------------------------------------------------

       Total capital                                 $ 1,970,512           $ 1,881,615           $ 1,798,369
                                                     =======================================================

Risk-weighted assets
  Balance sheet items                                 15,732,466            14,878,731           $13,773,374
  Off-balance sheet items                                528,748               428,780               512,093
                                                     -------------------------------------------------------

       Total risk-weighted assets                    $16,261,214           $15,307,511           $14,285,467
                                                     =======================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                10.09%                10.17%                10.37%
  Total capital (minimum required - 8.00%)                 12.12%                12.29%                12.59
  Leverage ratio (minimum required - 3.00%)                 6.42%                 6.40%                 6.37

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

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholder's Meeting on April 25, 2000, at which common stockholders elected the following four directors: Juan J. Bermudez, Richard L. Carrion, Jorge A. Junquera and Francisco M. Rexach Jr.

All four directors were elected for a three year term with favorable votes ranging from 90.05% to 90.68% of the voting shares issued and outstanding which amounted to 135,763,765 as of the record date, March 6, 2000. A 90.71% of the common shares issued an outstanding as of the mentioned record date, were represented at the meeting, which complied with the quorum required by law.

ITEM 5.   OTHER INFORMATION

During this quarter the Corporation acquired Centro Finance, a small personal loan company that operates nine offices in Puerto Rico with a loan portfolio of approximately $23 million. The operations of Centro Finance became part of Popular Finance, which will now operate 53 branches throughout the island.

In addition, on July 1, 2000, Popular North America purchased Aurora National Bank in Illinois. This bank operates two branches with approximately $111 million in deposits and $81 million in loans. With the acquisition of Aurora National Bank and two new branches opened during this quarter in New Jersey and Florida, Banco Popular North America now operates 95 branches in the U.S. mainland.

With the objective of providing more services to our customers and participating in the competitive insurance business, effective July 1, 2000, Popular, Inc. created Banco Popular, National Association, a national bank in Orlando, Florida that will oversee the operations of the recently created Popular Insurance. Popular Insurance will begin operations immediately as it is simultaneously acquiring the operations of R&B Insurance Agency, Inc., whose management has a vast experience in the insurance business in Puerto Rico.

During the end of the second quarter of 2000, the Corporation signed a letter of intent to sell its ownership interest in Banco Fiduciario to a local financial institution in the Dominican Republic. The transaction, which was awaiting regulatory approval from local regulatory agencies, will be effective in August 2000.

During the month of July, the Corporation signed an agreement for the sale of its credit card operations in the United States. This transaction is awaiting the approval from the regulatory agencies. The agency agreement signed by the buyer will enable the Corporation to continue offering credit cards, particularly in the Hispanic market.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibit No.                Exhibit Description                                Reference
       -----------      ----------------------------------------                    -----------
         19             Quarterly Report to Shareholders for the                    Exhibit "A"
                            period ended June 30, 2000
         27             Financial Data Schedule                                     Exhibit "B"

   b)   One report on Form 8-K was filed for the quarter ended June 30, 2000:
        Dated:             April 10, 2000

        Items reported:    Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                             POPULAR, INC.
                                             (Registrant)


Date: August 14, 2000              By:  /s/ Jorge A. Junquera
      ---------------                  -----------------------------------
                                              Jorge A. Junquera
                                       Senior Executive Vice President



Date: August 14, 2000              By:  /s/ Amilcar L. Jordan
      ---------------                  -----------------------------------
                                              Amilcar L. Jordan, Esq.
                                       Senior Vice President & Comptroller