Form 10-Q
period 2000-09-30
POPULAR INC
filed 2000-11-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended    September 30, 2000       Commission file number   0-13818
                     ------------------                                -------

                                  POPULAR, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Puerto Rico                                   66-041-6582
------------------------                        -------------------
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

                           Yes      [X]              No   [ ]
                                ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                       135,998,617
----------------------------      ---------------------------------------------
     (Title of Class)             (Shares Outstanding as of November 14, 2000)

                                  POPULAR, INC.

                                      INDEX


Part I - Financial Information                                                                    Page
------------------------------                                                                    ----
   Item 1.  Financial Statements

              Unaudited consolidated statements of condition - September 30, 2000,
                December 31, 1999 and September 30, 1999                                            3
                                                                                                   --

              Unaudited consolidated statements of income - Quarters and nine months
                ended September 30, 2000 and 1999                                                   4
                                                                                                   --

              Unaudited consolidated statements of comprehensive income (loss)-
                Quarters and nine months ended September 30, 2000 and 1999                          5
                                                                                                   --

              Unaudited consolidated statements of cash flows - Nine months
                ended September 30, 2000 and 1999                                                   6
                                                                                                   --

              Notes to unaudited consolidated financial statements.                              7-22
                                                                                                 ----

   Item 2.  Management's discussion and analysis of financial condition
              and results of operations                                                         23-39
                                                                                                -----

   Item 3.  Quantitative and qualitative disclosures about market risk                             29
                                                                                                -----


Part II - Other Information

   Item 1.  Legal proceedings                                                                      39
                                                                                                -----

   Item 2.  Changes in securities - None                                                          N/A
                                                                                                -----

   Item 3.  Defaults upon senior securities - None                                                N/A
                                                                                                -----

   Item 4.  Submission of matters to a vote of security holders - None                            N/A
                                                                                                -----

   Item 5.  Other information                                                                     39
                                                                                                -----

   Item 6.  Exhibits and reports on Form 8-K                                                       40
                                                                                                -----

            Signature                                                                              41
                                                                                                -----

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                    SEPTEMBER 30,    December 31,    September 30,
(In thousands)                                                                         2000              1999              1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                             $    573,396     $    663,696     $    719,681
-----------------------------------------------------------------------------------------------------------------------------------
 Money market investments:
    Federal funds sold and securities purchased under
      Agreements to resell                                                               868,513          931,123          789,592
    Time deposits with other banks                                                        10,638           54,354           47,501
    Banker's acceptances                                                                     500              517              507
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         879,651          985,994          837,600
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale, at market value                               7,979,951        7,324,950        6,938,363
Investment securities held-to-maturity, at amortized cost                                 376,540          299,312          311,914
Trading account securities, at market value                                              163,645          236,610          337,300
Loans held-for-sale, at lower of cost or market                                          682,455          619,298          526,263
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                                                 15,908,554       14,659,400       13,945,910
 Less - Unearned income                                                                  353,322          370,944          375,092
        Allowance for loan losses                                                        295,177          292,010          288,382
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      15,260,055       13,996,446       13,282,436
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                   401,975          440,971          442,162
Other real estate                                                                         21,494           29,268           27,926
Customers' liabilities on acceptances                                                      1,904           12,041           10,488
Accrued income receivable                                                                200,638          175,746          159,415
Other assets                                                                             401,123          371,421          371,268
Intangible assets                                                                        287,436          304,786          310,767
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 27,230,263     $ 25,460,539     $ 24,275,583
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
     Non-interest bearing                                                           $  2,945,057     $  3,284,949     $  2,994,189
     Interest bearing                                                                 11,612,821       10,888,766       10,775,859
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      14,557,878       14,173,715       13,770,048
   Federal funds purchased and securities sold
     under agreements to repurchase                                                    5,236,644        4,414,480        4,157,275
   Other short-term borrowings                                                         3,444,129        2,612,389        2,294,827
   Notes payable                                                                       1,434,429        1,852,599        1,659,361
   Acceptances outstanding                                                                 1,904           12,041           10,488
   Other liabilities                                                                     443,707          436,718          407,981
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      25,118,691       23,501,942       22,299,980
-----------------------------------------------------------------------------------------------------------------------------------
   Subordinated notes                                                                    125,000          125,000          125,000
-----------------------------------------------------------------------------------------------------------------------------------
   Preferred beneficial interests in Popular North America's
     Junior subordinated deferrable interest debentures guaranteed
     by the Corporation                                                                  150,000          150,000          150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                               838           22,611           23,281
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (See Note 5)
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock                                                                         100,000          100,000          100,000
 Common stock                                                                            829,729          827,662          827,045
 Surplus                                                                                 249,238          243,855          237,892
 Retained earnings                                                                       823,418          694,301          656,407
 Treasury stock, at cost                                                                 (66,214)         (64,123)         (60,151)
 Accumulated other comprehensive loss, net of
   deferred taxes of ($26,385) (December 31, 1999
   - ($35,993); September 30, 1999 - ($19,437))                                         (100,437)        (140,709)         (83,871)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       1,835,734        1,660,986        1,677,322
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    $ 27,230,263     $ 25,460,539     $ 24,275,583
===================================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Quarter ended                 Nine months ended
                                                                 September 30,                   September 30,
(In thousands, except per share information)                2000             1999             2000           1999
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                   $ 414,677       $   349,295       $1,183,634      $ 1,011,067
 Money market investments                                   18,187             8,272           45,743           23,705
 Investment securities                                     125,109           105,736          351,863          316,581
 Trading account securities                                  3,201             5,229           10,509           14,775
----------------------------------------------------------------------------------------------------------------------
                                                           561,174           468,532        1,591,749        1,366,128
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                  140,811           113,303          392,684          334,273
 Short-term borrowings                                     139,757            84,071          356,266          226,584
 Long-term debt                                             31,750            32,366          105,787           91,390
----------------------------------------------------------------------------------------------------------------------
                                                           312,318           229,740          854,737          652,247
----------------------------------------------------------------------------------------------------------------------

Net interest income                                        248,856           238,792          737,012          713,881
Provision for loan losses                                   49,666            37,080          148,398          109,482
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        199,190           201,712          588,614          604,399
Service charges on deposit accounts                         32,558            29,935           93,612           87,915
Other service fees                                          58,181            44,374          160,989          121,974
Gain on sale of securities                                     147                39           13,740              775
Trading account (loss) profit                                  (50)             (698)           1,460           (1,561)
Other operating income                                      29,890            23,373           75,936           61,904
----------------------------------------------------------------------------------------------------------------------
                                                           319,916           298,735          934,351          875,406
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
   Salaries                                                 78,104            75,153          233,999          215,294
   Profit sharing                                            5,197             5,485           14,897           17,888
   Pension and other benefits                               17,078            18,752           52,918           56,883
----------------------------------------------------------------------------------------------------------------------
                                                           100,379            99,390          301,814          290,065
 Net occupancy expense                                      17,610            15,469           50,346           44,442
 Equipment expenses                                         25,294            22,908           73,807           65,199
 Other taxes                                                 8,507             8,717           25,423           24,923
 Professional fees                                          16,290            17,090           50,794           49,758
 Communications                                             11,661            10,831           34,497           32,240
 Business promotion                                          9,694            11,916           36,353           35,125
 Printing and supplies                                       5,351             5,321           15,836           15,139
 Other operating expenses                                   17,289            14,949           51,952           41,602
 Amortization of intangibles                                 8,829             8,113           25,958           23,319
----------------------------------------------------------------------------------------------------------------------
                                                           220,904           214,704          666,780          621,812
----------------------------------------------------------------------------------------------------------------------
Income before income tax and minority interest              99,012            84,031          267,571          253,594
Income tax                                                  27,662            20,887           68,103           63,623
Net loss (gain) of minority interest                           (58)            1,066            1,136            1,880
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $  71,292       $    64,210       $  200,604      $   191,851
======================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                    $  69,205       $    62,123       $  194,342      $   185,589
======================================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)            $    0.51       $      0.46       $     1.43      $      1.37
======================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                      $    0.16       $      0.16       $     0.48      $      0.44
======================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)


                                                                           Quarter ended              Nine months ended
                                                                            September 30,                September 30,
(In thousands)                                                           2000          1999           2000           1999
-----------------------------------------------------------------------------------------------------------------------------
Net  Income                                                          $  71,292       $ 64,210       $ 200,604       $ 191,851
                                                                     --------------------------------------------------------

Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                 (855)             2          (1,152)           (893)
    Less: reclassification adjustment for foreign currency
     translation loss realized upon sale of investment
     in a foreign entity                                                (1,678)                        (1,678)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period, net of tax of $12,978 (1999 - ($7,842) ) for the
     quarter and $13,109 (1999 - ($44,538)) for the nine-month period   50,235        (43,867)         50,398        (158,365)
    Less: reclassification adjustment for gains included in net income, net of tax of $24 (1999 - $8) for the quarter and
      $3,501 (1999 - $147) for the nine-month period                       122             36          10,652             319
                                                                     --------------------------------------------------------

   Total other comprehensive income (loss)                           $  50,936       $(43,901)      $  40,272       $(159,577)
                                                                     --------------------------------------------------------

    Comprehensive income                                             $ 122,228       $ 20,309       $ 240,876       $  32,274
                                                                     ========================================================

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):


                                                     SEPTEMBER 30,     December 31,       September 30,
(In thousands)                                            2000              1999              1999
-------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment               $     (739)       $    (1,265)        $  (1,108)
Unrealized losses on securities                          (99,698)          (139,444)          (82,763)
                                                      -----------------------------------------------

Accumulated other comprehensive loss                  $ (100,437)       $  (140,709)        $ (83,871)
                                                      ===============================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              For the nine months ended
                                                                                                    September 30,
(In thousands)                                                                                 2000                1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $   200,604           $   191,851
--------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization of premises and equipment                                  57,339                51,930
     Provision for loan losses                                                               148,398               109,482
     Amortization of intangibles                                                              25,958                23,319
     Gain on sale of investment securities available-for-sale                                (13,740)                 (775)
     Loss on disposition of premises and equipment                                               340                   188
     Gain on sale of loans                                                                   (13,446)              (19,594)
     Amortization of premiums and accretion of discounts on investments                        1,300                 5,330
     (Increase)  decrease in loans held-for-sale                                             (63,157)              119,853
     Amortization of deferred loan fees and costs                                                504                (1,587)
     Net decrease (increase) in trading securities                                            72,966               (18,573)
     Net increase in interest receivable                                                     (30,625)               (3,083)
     Net increase in other assets                                                            (36,300)              (58,391)
     Net (decrease) increase  in interest payable                                             (3,129)                2,519
     Net decrease in current and deferred taxes                                              (21,246)              (44,639)
     Net increase in postretirement benefit obligation                                         4,516                 6,370
     Net increase (decrease) in other liabilities                                             17,224               (12,793)
--------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                            146,902               159,556
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    347,506               351,407
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                                    91,664               110,297
  Purchases of investment securities held-to-maturity                                     (4,857,246)           (4,747,145)
  Maturities of investment securities held-to-maturity                                     4,779,569             4,760,946
  Purchases of investment securities
available-for-sale                                                                        (2,537,407)           (5,164,727)
  Maturities of investment securities available-for-sale                                   1,866,852             4,797,381
  Sales of investment securities available-for-sale                                           89,611               156,383
  Net disbursements on loans                                                              (1,906,999)           (2,027,339)
  Proceeds from sale of loans                                                                711,375               811,474
  Acquisition of loan portfolios                                                            (394,632)               (5,945)
  Assets acquired, net of cash                                                                (8,831)               (2,322)
  Acquisition of premises and equipment                                                      (52,348)              (78,465)
  Proceeds from sale of premises and equipment                                                12,308                13,337
  Cash transferred due to sale of investment in subsidiary                                   (46,899)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (2,252,983)           (1,376,125)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                   564,811                97,835
  Net increase in federal funds purchased and securities
    sold under agreements to repurchase                                                      822,164                80,775
  Net increase in other short-term borrowings                                                869,492               654,912
  Proceeds from issuance of notes payable                                                    328,682               474,212
  Payments of notes payable                                                                 (703,910)             (124,716)
  Dividends paid                                                                             (71,448)              (63,187)
  Proceeds from issuance of common stock                                                       7,450                 6,808
  Treasury stock acquired                                                                     (2,064)              (49,947)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  1,815,177             1,076,692
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                           (90,300)               51,974
Cash and due from banks at beginning of period                                               663,696               667,707
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                 $   573,396           $   719,681
==========================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the United States and the U.S. and British Virgin Islands. The Corporation is also engaged in mortgage and consumer finance, lease financing, investment banking and broker/dealer activities, retail financial services, and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States, and the Caribbean and Central America. Furthermore, effective July 1, 2000, the Corporation entered the insurance business through the creation of Banco Popular, National Association and its subsidiary Popular Insurance, Inc. Refer to note 10 to the consolidated financial statements for further information on the nature of operations of the Corporation by business segments.

As part of a merger agreement between Banco Fiduciario (BF) and another local financial institution in the Dominican Republic, the Corporation sold its 57% ownership interest in BF on August 23, 2000. The Corporation retained an option to acquire a minority interest in the resulting new financial institution. BF had total assets of $435,590 as of the end of 1999, including loans amounting to $289,681. BF's deposits totaled $294,980 as of that date. The Corporation realized a gain of $569 in this sale transaction. Moreover, effective August 21, 2000, the Corporation sold its credit card operations in the United States, realizing a pretax gain of $8,499 in the transaction. These gains are included as part of other operating income in the Statement of Income.

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

NOTE 2 - ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Later in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amending certain provisions of SFAS
133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require recognition of all derivatives as either assets or liabilities in the statement of condition measured at fair value. They also establish unique accounting treatment for the following three different types of hedges: fair value hedges, cash flows hedges and foreign currency hedges. The accounting for each of the three types of hedges results in recognizing offsetting changes in value or cash flows of both the derivative instrument and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these types of hedges are included in earnings in the period of change. The FASB has delayed the effective date of these statements to fiscal years beginning after June 15, 2000. The Corporation is in the process of determining the impact of the adoption of FAS 133, as amended. In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate swaptions and interest-rate caps and floors embedded in interest-bearing contracts. As of September 30, 2000, the Corporation had $50,000 in notional amount of interest rate swaps, which will be accounted for as a hedged instrument based on the pronouncement, as amended. In addition, there are $118,664 in notional amount of interest rate swaptions, which hedge certificates of deposit with returns linked to the Standard and Poor's 500 index through an embedded option which will be bifurcated in accordance with the pronouncement. The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contract and as stated in the pronouncement will not be bifurcated from the host contract. Although the initial impact of the adoption of this pronouncement will depend on the fair value of the underlying derivative instruments as of December 31, 2000, management estimates that it will have no material effect on the consolidated financial statements, due to its limited derivative activity.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities - A Replacement of SFAS 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is also effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of September 30, 2000 and the amortized cost and market value (or fair value for certain investment securities when no market quotations are available) for the following investment securities were as follows:

Investment securities available-for-sale:

                                                     SEPTEMBER 30,                  December 31,            September 30,
                                                     -------------                  ------------            -------------
                                                         2000                          1999                      1999
                                                         ----                          ----                      ----
                                                 AMORTIZED      MARKET        Amortized       Market     Amortized      Market
                                                   COST          VALUE         Cost           Value         Cost         Value
                                                ----------------------------------------------------------------------------------
                                                                               (In thousands)
U.S. Treasury securities (average maturity of
  1 year and 1 month)                            $1,740,923    $1,735,129    $2,018,104    $2,004,177    $2,020,076    $2,020,396
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 4 years and 9 months)               4,184,653     4,078,770     3,516,959     3,367,402     3,128,304     3,024,547
Obligations of Puerto Rico, States and
  political subdivision (average maturity
  of 10 years and 3 months)                          77,896        77,658        75,712        75,918        76,410        75,534
Collateralized mortgage obligations (average
  maturity of 23 years)                           1,392,624     1,373,623     1,224,095     1,196,062     1,279,323     1,258,911
Mortgage-backed securities (average maturity
  of 25 years)                                      503,346       498,219       484,040       489,161       347,661       351,740
Equity securities (without contractual
  maturity)                                         137,723       147,344       126,430       141,781       133,241       152,097
Other (average maturity of 10 years and 10
  months)                                            68,869        69,208        55,047        50,449        55,548        55,138
                                                 --------------------------------------------------------------------------------
                                                 $8,106,034    $7,979,951    $7,500,387    $7,324,950    $7,040,563    $6,938,363
                                                 ================================================================================

Investments securities held to maturity:

                                                           SEPTEMBER 30,              December 31,             September 30,
                                                           -------------              ------------             -------------
                                                                2000                      1999                     1999
                                                                ----                      ----                     ----

                                                      AMORTIZED      MARKET     Amortized      Market     Amortized      Market
                                                         COST        VALUE         Cost         Value        Cost        Value
                                                      ---------------------------------------------------------------------------
                                                                                    (In thousands)
Obligations of other U.S. Government agencies and
  corporations (average maturity of 4 months)         $    6,445   $    6,432
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 7 years and 8 months)                               140,829      138,887   $   58,779   $   58,722   $   62,863   $   62,794
Collateralized mortgage obligations (average
  maturity of 12 years and 3 months)                      14,696       14,586       18,930       18,924       19,780       19,872
Mortgage-backed securities (average maturity of
  9 years and 9 months)                                   19,930       19,930       23,759       23,920       25,181       25,353
Equity securities (without contractual maturity)          90,711       90,711       89,445       89,445       91,795       91,795
Other (average maturity of 4 years)                      103,929       99,200      108,399      104,064      112,295      107,911
                                                      ---------------------------------------------------------------------------
                                                      $  376,540   $  369,746   $  299,312   $  295,075   $  311,914   $  307,725
                                                      ===========================================================================

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities differ from their contractual maturities because they may be subject to prepayments.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities held-to-maturity and reported at amortized cost.

NOTE 4 - PLEDGED ASSETS

Investment securities and loans of the Corporation amounting to $6,341,550 (December 31, 1999 - $6,319,366; September 30, 1999 - $4,777,406) are pledged to secure public and trust deposits and securities sold under repurchase agreements.

NOTE 5 - COMMITMENTS

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 2000, amounted to $13,894 and $69,568, respectively (September 31, 1999 - $26,997 and $66,980; December 31,
1999 - $22,926 and $62,022). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

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

NOTE 7 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At September 30, 2000, there were 138,288,062 (September 30,1999 - 137,840,858;
December 31, 1999 - 137,943,619) shares issued and 135,893,857 (September 30,
1999 - 135,700,258; December 31, 1999 - 135,654,292) shares outstanding. As of
September 30, 2000, a total of 2,394,205 (September 30, 1999 - 2,140,600;
December 31, 1999 - 2,289,327) common shares with a total cost of $66,214 (September 30, 1999 - $60,151; December 31, 1999 - $64,123) were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at September 30, 2000, September 30, 1999 and December 31, 1999.

NOTE 8 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $69,205 for the third quarter of 2000 (1999 - $62,123) and $194,342 for the nine months ended September 30, 2000 (1999
- $185,589), after deducting the dividends on preferred stock. EPS are based on 135,971,955 average shares outstanding for the third quarter of 2000 (1999 - 135,379,215), and 135,871,832 average shares outstanding for the first nine months of 2000 (1999 - 135,525,400).

NOTE 9 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 2000, the Corporation paid interest and income taxes amounting to $857,867 and $83,038, respectively (1999
- $642,876 and $110,175). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 2000, amounted to $23,609 and $18,814, respectively (1999 - $8,470 and $9,991).
In connection with the sale of its investment in BF, the Corporation received a note receivable (denominated in U.S. dollars) for $22,500, which earns interest at 9.5%.

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

The Corporation's lease financing segment provides financing for vehicles and equipment through Popular Leasing and Rental, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, investment banking and broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software. As of September 30, 1999 it also included the banking operations of Banco Fiduciario in the Dominican Republic.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the third quarter and the nine-month period ended September 30, 2000 and 1999.

                                                  Mortgage and
                                   Commercial       consumer        Lease
                                    banking         finance       financing        Other        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 Quarter ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income               $    213,184    $     23,627    $   10,482    $      1,599    $        (36)   $    248,856
Provision for loan losses               33,929           9,944         4,930             863                          49,666
Other income                            67,936          12,836         4,777          38,681          (3,504)        120,726
Amortization expense                     7,222             201           188           1,218                           8,829
Depreciation expense                    14,578             553         2,247           1,473                          18,851
Other operating expenses               136,169          18,897         5,448          33,087            (377)        193,224
Minority interest                                           10                           (68)                            (58)
Income tax                              24,407           2,210           964             893            (812)         27,662
----------------------------------------------------------------------------------------------------------------------------
   Net income                     $     64,815    $      4,668    $    1,482    $      2,678    $     (2,351)   $     71,292
============================================================================================================================
   Segment Assets                 $ 23,191,642    $  2,663,259    $  938,230    $  6,174,048    $ (5,736,916)   $ 27,230,263
============================================================================================================================

                                                  Mortgage and
                                   Commercial       consumer        Lease
                                    banking         finance       financing        Other        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                 Nine-month period ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
Net interest income               $    632,749    $     69,312    $   31,990    $      3,065    $       (104)   $    737,012
Provision for loan losses              107,003          22,632        14,273           4,490                         148,398
Other income                           193,224          32,923        16,125         111,837          (8,372)        345,737
Amortization expense                    21,215             523           565           3,655                          25,958
Depreciation expense                    43,326           1,867         6,974           5,172                          57,339
Other operating expenses               424,772          56,906        17,158          86,989          (2,342)        583,483
Minority interest                                           32                         1,104                           1,136
Income tax                              56,949           6,771         3,462           2,520          (1,599)         68,103
----------------------------------------------------------------------------------------------------------------------------
   Net income                     $    172,708    $     13,568    $    5,683    $     13,180    $     (4,535)   $    200,604
============================================================================================================================
   Segment Assets                 $ 23,191,642    $  2,663,259    $  938,230    $  6,174,048    $ (5,736,916)   $ 27,230,263
============================================================================================================================

                                                  Mortgage and
                                   Commercial       consumer        Lease
                                    banking         finance       financing        Other        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                 Quarter ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Net interest income               $    204,616    $     23,751    $   10,680    $       (233)   $        (22)   $    238,792
Provision for loan losses               28,758           5,870         1,855             597                          37,080
Other income                            62,357          12,305         4,853          18,738          (1,230)         97,023
Amortization expense                     7,042             109           188             774                           8,113
Depreciation expense                    13,553             489         2,123             928                          17,093
Other operating expenses               146,315          18,561         6,721          18,572            (671)        189,498
Minority interest                                            6                         1,060                           1,066
Income tax                              16,048           3,978         1,863            (853)           (149)         20,887
----------------------------------------------------------------------------------------------------------------------------
   Net income                     $     55,257    $      7,055    $    2,783    $       (453)   $       (432)   $     64,210
============================================================================================================================
   Segment Assets                 $ 20,698,974    $  1,878,820    $  734,328    $  6,064,867    $ (5,101,406)   $ 24,275,583
============================================================================================================================

                                                  Mortgage and
                                   Commercial       consumer        Lease
                                    banking         finance       financing        Other        Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            Nine-month period ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Net interest income               $    610,815    $     67,852    $   32,027    $      3,222             (35)   $    713,881
Provision for loan losses               83,830          18,374         6,298             980                         109,482
Other income                           181,365          35,144        15,105          43,064          (3,671)        271,007
Amortization expense                    21,161             277           566           1,315                          23,319
Depreciation expense                    40,962           1,279         6,536           3,153                          51,930
Other operating expenses               432,292          53,268        18,483          43,414            (894)        546,563
Minority interest                                            6                         1,874                           1,880
Income tax                              48,525          10,653         5,833            (669)           (719)         63,623
----------------------------------------------------------------------------------------------------------------------------
   Net income                     $    165,410    $     19,151    $    9,416    $        (33)   $     (2,093)        191,851
============================================================================================================================
   Segment Assets                 $ 20,698,974    $  1,878,820    $  734,328    $  6,064,867    $ (5,101,406)   $ 24,275,583
============================================================================================================================

During the quarter ended March 31, 2000, the Corporation's Bank Holding Company exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13,415 gain. This gain is included in "other income" within the "other" reportable segment category.

GEOGRAPHIC INFORMATION

                                               Quarter ended              Nine-month period ended
                                       September 30,   September 30,   September 30,   September 30,
                                            2000            1999            2000            1999
----------------------------------------------------------------------------------------------------
                                               (In thousands)                  (In thousands)
Revenues*
Puerto Rico                              $  462,488      $  391,434      $1,326,671      $1,137,322
United States                               186,584         145,954         514,328         413,894
Other                                        32,828          28,167          96,487          85,919
----------------------------------------------------------------------------------------------------
Total consolidated revenues              $  681,900      $  565,555      $1,937,486      $1,637,135
----------------------------------------------------------------------------------------------------

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit, and other income.

                                             SEPTEMBER 30,      December 31,     September 30,
                                                  2000              1999              1999
----------------------------------------------------------------------------------------------
(IN THOUSANDS)

Selected Balance Sheet Information:
Puerto Rico
    Total assets                              $ 19,386,613      $ 18,064,388      $ 17,156,171
     Loans                                       9,616,626         8,767,843         8,457,194
     Deposits                                    9,851,236         9,792,128         9,523,739
United States
     Total assets                             $  7,188,144      $  6,407,217      $  6,138,067
     Loans                                       6,201,331         5,460,696         4,973,344
     Deposits                                    4,004,726         3,472,840         3,380,518
Other
     Total assets                             $    655,506      $    988,934      $    981,345
      Loans                                        419,730           679,215           666,543
      Deposits                                     701,916           908,747           865,791

NOTE 11 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF GUARANTEED SECURITIES REGISTERED:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIB), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of September 30, 2000, December 31, 1999 and September 30, 1999, and the results of their operations and cash flows for quarters and nine-month periods ended September 30, 2000 and 1999. PIB, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIB and PNA as of August 31, 2000, November 30, 1999 and August 31, 1999, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

PIHC, PIB and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the SEC that became effective on August 4, 1999.

PIB is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., and PNA. Effective August 23, 2000 the Corporation sold its ownership in Banco Fiduciario to another financial institution in the Dominican Republic.

PNA is an operating subsidiary of PIB and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIB and PNA. The principal source of cash flows for PIHC consists of dividends from Banco Popular de Puerto Rico (BPPR).

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2000, BPPR could have declared a dividend of approximately $173,113 without the approval of the Federal Reserve Board.

POPULAR, INC.
STATEMENT OF CONDITION
AS OF SEPTEMBER 30, 2000
(UNAUDITED)

                                                Popular, Inc.     PIB         PNA        All other     Elimination   Popular, Inc.
(In thousands)                                   Holding Co.  Holding Co.  Holding Co.  Subsidiaries     entries      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                          $        239   $     41  $        758  $    655,513   $    (83,155)  $    573,396
Money market investments                                8,937        303            47     1,752,507       (882,143)       879,651
Investment securities available-for-sale, at
   market value                                       155,128     13,021         5,587     7,806,215                     7,979,951
Investment securities held-to-maturity, at
   amortized cost                                                                            531,180       (154,640)       376,540
Trading account securities, at market value                                                  163,645                       163,645
Investment in subsidiaries, at equity               1,848,621    530,448       726,066       125,284     (3,230,419)
Loans held-for-sale, at lower of cost or market                                              682,455                       682,455
----------------------------------------------------------------------------------------------------------------------------------
Loans                                                 627,678     22,500     1,740,515    15,897,859     (2,379,998)    15,908,554
 Less - Unearned income                                                                      353,322                       353,322
       Allowance for loan losses                        2,000                                293,177                       295,177
----------------------------------------------------------------------------------------------------------------------------------
                                                      625,678     22,500     1,740,515    15,251,360     (2,379,998)    15,260,055
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                       401,975                       401,975
Other real estate                                                                             21,494                        21,494
Customers' liabilities on acceptances                                                          1,904                         1,904
Accrued income receivable                               1,819         49        11,120       206,074        (18,424)       200,638
Other assets                                           19,813        798         6,636       374,558           (682)       401,123
Intangible assets                                                                            287,920           (484)       287,436
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  2,660,235   $567,160  $  2,490,729  $ 28,262,084   $ (6,749,945)  $ 27,230,263
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                                 $  3,028,107   ($    83,050)  $  2,945,057
   Interest bearing                                                                       11,776,868       (164,047)    11,612,821
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          14,804,975       (247,097)    14,557,878
  Federal funds purchased and securities sold
    under agreements to repurchase               $     17,800             $     50,400     5,309,504       (141,060)     5,236,644
  Other short-term borrowings                         390,828   $  5,414       978,840     3,480,691     (1,411,644)     3,444,129
  Notes payable                                       251,440                  913,589     1,955,542     (1,686,142)     1,434,429
  Acceptances outstanding                                                                      1,904                         1,904
  Other liabilities                                    39,433        198        27,889       398,500        (22,313)       443,707
----------------------------------------------------------------------------------------------------------------------------------
                                                      699,501      5,612     1,970,718    25,951,116     (3,508,256)    25,118,691
----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                  125,000                                                              125,000
----------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures
    guaranteed y the Corporation                                                             150,000                       150,000
----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                                  838            838
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                      100,000                                                              100,000
 Common stock                                         829,729      3,962             2        33,363        (37,327)       829,729
 Surplus                                              249,238    485,676       439,964     1,335,995     (2,261,635)       249,238
 Retained earnings                                    823,418     73,371        80,241       900,131     (1,053,743)       823,418
 Treasury stock, at cost                              (66,214)                                  (314)           314        (66,214)
 Accumulated other comprehensive income (loss),
   net of deferred taxes                             (100,437)    (1,461)         (196)     (108,207)       109,864       (100,437)
----------------------------------------------------------------------------------------------------------------------------------
                                                    1,835,734    561,548       520,011     2,160,968     (3,242,527)     1,835,734
----------------------------------------------------------------------------------------------------------------------------------
                                                 $  2,660,235   $567,160  $  2,490,729  $ 28,262,084   $ (6,749,945)  $ 27,230,263
==================================================================================================================================

STATEMENTS OF CONDITION
AS OF DECEMBER 31, 1999
(UNAUDITED)

                                                  Popular, Inc.    PIB             PNA      All other     Elimination  Popular, Inc.
(In thousands)                                      Holding Co.  Holding Co.   Holding Co.  subsidiaries     Entries    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $       332   $    227    $      664   $   693,238   $   (30,765)   $   663,696
Money market investments                                 35,500      3,258        21,503     1,720,305      (794,572)       985,994
Investment securities available-for-sale, at
   market value                                         126,716     13,525         5,330     7,180,179          (800)     7,324,950
Investment securities held-to-maturity, at
   amortized cost                                                                              453,952      (154,640)       299,312
Trading account securities, at market value                                                    236,610                      236,610
Investment in subsidiaries, at equity                 1,665,674    539,288       620,332       113,145    (2,938,439)
Loans held-for-sale, at lower of cost or market                                                619,298                      619,298
------------------------------------------------------------------------------------------------------------------------------------
Loans                                                   895,448     16,961     1,427,775    14,706,699    (2,387,483)    14,659,400
 Less - Unearned income                                                                        370,944                      370,944
       Allowance for loan losses                                                               292,010                      292,010
------------------------------------------------------------------------------------------------------------------------------------
                                                        895,448     16,961     1,427,775    14,043,745    (2,387,483)    13,996,446
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         440,971                      440,971
Other real estate                                                                               29,268                       29,268
Customers' liabilities on acceptances                                                           12,041                       12,041
Accrued income receivable                                   122        196           672       187,232       (12,476)       175,746
Other assets                                              9,935        593         4,782       357,057          (946)       371,421
Intangible assets                                                                              305,373          (587)       304,786
------------------------------------------------------------------------------------------------------------------------------------
                                                    $ 2,733,727   $574,048    $2,081,058   $26,392,414   $(6,320,708)   $25,460,539
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                                    $ 3,315,609   $   (30,660)   $ 3,284,949
   Interest bearing                                                                         11,510,011      (621,245)    10,888,766
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            14,825,620      (651,905)    14,173,715
  Federal funds purchased and securities sold
   under agreements to repurchase                                                            4,521,700      (107,220)     4,414,480
  Other short-term borrowings                       $   431,050   $ 25,719    $  324,657     2,950,906    (1,119,943)     2,612,389
  Notes payable                                         484,715      7,007     1,201,412     1,622,821    (1,463,356)     1,852,599
  Acceptances outstanding                                                                       12,041                       12,041
  Other liabilities                                      31,976        455        42,582       376,593       (14,888)       436,718
------------------------------------------------------------------------------------------------------------------------------------
                                                        947,741     33,181     1,568,651    24,309,681    (3,357,312)    23,501,942
------------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                    125,000                                                             125,000
------------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures
    guaranteed by the Corporation                                                              150,000                      150,000
------------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                                22,611         22,611
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                       100,000                                                              100,000
 Common stock                                          827,662       3,962             2        62,445       (66,409)       827,662
 Surplus                                               243,855     470,226       439,964     1,273,797    (2,183,987)       243,855
 Retained earnings                                     694,301      69,529        74,005       750,111      (893,645)       694,301
 Treasury stock, at cost                               (64,123)                                   (287)          287        (64,123)
 Accumulated other comprehensive income (loss),
   net of deferred taxes                              (140,709)     (2,850)       (1,564)     (153,333)      157,747       (140,709)
------------------------------------------------------------------------------------------------------------------------------------
                                                     1,660,986     540,867       512,407     1,932,733    (2,986,007)     1,660,986
------------------------------------------------------------------------------------------------------------------------------------
                                                    $2,733,727    $574,048    $2,081,058   $26,392,414   $(6,320,708)   $25,460,539
====================================================================================================================================

POPULAR, INC.
STATEMENT OF CONDITION
AS OF SEPTEMBER 30, 1999
(UNAUDITED)

                                                Popular, Inc.       PIB          PNA        All other    Elimination   Popular, Inc.
(In thousands)                                   Holding Co.    Holding Co.  Holding Co.  Subsidiaries     Entries      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                           $      451       $    414   $      191   $   726,245   $    (7,620)   $   719,681
Money market investments                              19,000          3,203      213,263     1,256,400      (654,266)       837,600
Investment securities available-for-sale, at
   market value                                      130,159         14,201        4,050     6,789,953                    6,938,363
Investment securities held-to-maturity, at
   amortized cost                                                                              466,554      (154,640)       311,914
Trading account securities, at market value                                                    337,300                      337,300
Investment in subsidiaries, at equity              1,688,368        543,296      618,576       109,947    (2,960,187)
Loans held-for-sale, at lower of cost or market                                                526,263                      526,263
------------------------------------------------------------------------------------------------------------------------------------
Loans                                                868,947         17,557    1,171,172    14,022,804    (2,134,570)    13,945,910
 Less - Unearned income                                                                        375,092                      375,092
        Allowance for loan losses                                                              288,382                      288,382
------------------------------------------------------------------------------------------------------------------------------------
                                                     868,947         17,557    1,171,172    13,359,330    (2,134,570)    13,282,436
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         442,162                      442,162
Other real estate                                                                               27,926                       27,926
Customers' liabilities on acceptances                                                           10,488                       10,488
Accrued income receivable                                164             11          315       170,784       (11,859)       159,415
Other assets                                           7,737            713        3,795       368,400        (9,377)       371,268
Intangible assets                                                                              311,390          (623)       310,767
------------------------------------------------------------------------------------------------------------------------------------
                                                  $2,714,826       $579,395   $2,011,362   $24,903,142   $(5,933,142)   $24,275,583
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                                    $ 3,000,958   $    (6,769)   $ 2,994,189
   Interest bearing                                                                         11,028,850      (252,991)    10,775,859
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            14,029,808      (259,760)    13,770,048
  Federal funds purchased and securities
   sold under agreements to repurchase                                        $  199,852     4,052,707       (95,284)     4,157,275
  Other short-term borrowings                     $  346,370       $ 29,966      301,357     2,822,111    (1,204,977)     2,294,827
  Notes payable                                      524,330          2,312      968,824     1,550,086    (1,386,191)     1,659,361
  Acceptances outstanding                                                                       10,488                       10,488
  Other liabilities                                   41,804            251       24,842       364,123       (23,039)       407,981
------------------------------------------------------------------------------------------------------------------------------------
                                                     912,504         32,529    1,494,875    22,829,323    (2,969,251)    22,299,980
------------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                 125,000                                                                125,000
------------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular
     North America's junior subordinated
     deferrable interest debentures
     guaranteed by the Corporation                                                             150,000                      150,000
------------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                                23,281         23,281
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                     100,000                                                                100,000
 Common stock                                        827,045          3,962            2        73,138       (77,102)       827,045
 Surplus                                             237,892        470,226      439,964     1,241,678    (2,151,868)       237,892
 Retained earnings                                   656,407         74,015       77,387       707,711      (859,113)       656,407
 Treasury stock, at cost                             (60,151)                                                               (60,151)
 Accumulated other comprehensive income (loss)
  net of deferred taxes                              (83,871)        (1,337)        (866)      (98,708)      100,911        (83,871)
------------------------------------------------------------------------------------------------------------------------------------
                                                   1,677,322        546,866      516,487     1,923,819    (2,987,172)     1,677,322
------------------------------------------------------------------------------------------------------------------------------------
                                                  $2,714,826       $579,395   $2,011,362   $24,903,142   $(5,933,142)   $24,275,583
====================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2000
(UNAUDITED)

                                                 Popular, Inc.     PIB          PNA          Other      Elimination   Popular, Inc.
                                                  Holding Co.  Holding Co.  Holding Co.  Subsidiaries     entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                             $ 11,712     $     47     $  31,544     $ 415,715     $ (44,341)    $ 414,677
 Money market investments                               292            8            37        33,691       (15,841)       18,187
 Investment securities                                  678            1           178       127,514        (3,262)      125,109
 Trading account securities                                                                    3,201                       3,201
--------------------------------------------------------------------------------------------------------------------------------
                                                     12,682           56        31,759       580,121       (63,444)      561,174
--------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                                    146,356        (5,545)      140,811
 Short-term borrowings                                7,856           91        15,807       141,600       (25,597)      139,757
 Long-term debt                                       6,492                     17,523        40,002       (32,267)       31,750
--------------------------------------------------------------------------------------------------------------------------------
                                                     14,348           91        33,330       327,958       (63,409)      312,318
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                  (1,666)         (35)       (1,571)      252,163           (35)      248,856
Provision for loan losses                                                                     49,666                      49,666
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan         (1,666)         (35)       (1,571)      202,497           (35)      199,190
losses
Service charges on deposit accounts                                                           32,558                      32,558
Other service fees                                                                            58,323          (142)       58,181
Gain on sale of securities                                                                       147                         147
Trading account loss                                                                             (50)                        (50)
Other operating income                                2,668          757                      29,826        (3,361)       29,890
--------------------------------------------------------------------------------------------------------------------------------
                                                      1,002          722        (1,571)      323,301        (3,538)      319,916
--------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                             70                      78,034                      78,104
 Profit sharing                                                                                5,197                       5,197
 Pension and other benefits                                           10                      17,068                      17,078
--------------------------------------------------------------------------------------------------------------------------------
                                                                      80                     100,299                     100,379
 Net occupancy expenses                                                3                      17,607                      17,610
 Equipment expenses                                                    1                      25,354           (61)       25,294
 Other taxes                                            452                                    8,055                       8,507
 Professional fees                                       95            3           174        16,297          (279)       16,290
 Communications                                           4                                   11,657                      11,661
 Business promotion                                                                            9,694                       9,694
 Printing and supplies                                                                         5,351                       5,351
 Other operating expenses                                21           14                      17,290           (36)       17,289
 Amortization of intangibles                                                                   8,829                       8,829
--------------------------------------------------------------------------------------------------------------------------------
                                                        572          101           174       220,433          (376)      220,904
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax and equity in
 earnings of subsidiaries                               430          621        (1,745)      102,868        (3,162)       99,012
Income tax                                             (236)                      (611)       29,322          (813)       27,662
Net (gain) loss of minority interest                                                             (58)                        (58)
--------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of                     666          621        (1,134)       73,488        (2,349)       71,292
 subsidiaries
Equity in  earnings of subsidiaries                  70,626        5,963         7,604         4,066       (88,259)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $ 71,292     $  6,584     $   6,470     $  77,554     $ (90,608)    $  71,292
================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 1999
(UNAUDITED)

                                                    Popular, Inc.     PIB          PNA          Other     Elimination  Popular, Inc.
                                                     Holding Co.  Holding Co.  Holding Co.  Subsidiaries    Entries    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                $ 14,712     $    193      $20,709     $ 349,779    $ (36,098)    $ 349,295
 Money market investments                                  233           95          264        17,299       (9,619)        8,272
 Investment securities                                     766           15          214       107,960       (3,219)      105,736
 Trading account securities                                                                      5,229                      5,229
---------------------------------------------------------------------------------------------------------------------------------
                                                        15,711          303       21,187       480,267      (48,936)      468,532
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                                      113,861         (558)      113,303
 Short-term borrowings                                   6,250          359        5,911        95,865      (24,314)       84,071
 Long-term debt                                         10,607                    16,871        28,931      (24,043)       32,366
---------------------------------------------------------------------------------------------------------------------------------
                                                        16,857          359       22,782       238,657      (48,915)      229,740
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     (1,146)         (56)      (1,595)      241,610          (21)      238,792
Provision for loan losses                                                                       37,080                     37,080
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     (1,146)         (56)      (1,595)      204,530          (21)      201,712
Service charges on deposit accounts                                                             29,935                     29,935
Other service fees                                                                              44,881         (507)       44,374
Gain on sale of securities                                                                          39                         39
Trading account loss                                                                              (698)                      (698)
Other operating income                                   2,504          167                     21,425         (723)       23,373
---------------------------------------------------------------------------------------------------------------------------------
                                                         1,358          111       (1,595)      300,112       (1,251)      298,735
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                58                     75,095                     75,153
 Profit sharing                                                                                  5,485                      5,485
 Pension and other benefits                                              10                     18,742                     18,752
---------------------------------------------------------------------------------------------------------------------------------
                                                                         68                     99,322                     99,390
 Net occupancy expenses                                                   3                     15,466                     15,469
 Equipment expenses                                                                             22,908                     22,908
 Other taxes                                               224                                   8,493                      8,717
 Professional fees                                         262            5          184        17,289         (650)       17,090
 Communications                                              1                                  10,830                     10,831
 Business promotion                                                                             11,916                     11,916
 Printing and supplies                                       4                                   5,317                      5,321
 Other operating expenses                                                15                     14,955          (21)       14,949
 Amortization of intangibles                                                                     8,113                      8,113
---------------------------------------------------------------------------------------------------------------------------------
                                                           491           91          184       214,609         (671)      214,704
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax and equity in earnings of
subsidiaries                                               867           20       (1,779)       85,503         (580)       84,031
Income tax                                                                          (623)       21,658         (148)       20,887
Net loss of minority interest                                                                    1,066                      1,066
---------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of subsidiaries           867           20       (1,156)       64,911         (432)       64,210
Equity in earnings of subsidiaries                      63,343        3,871        6,661         3,453      (77,328)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $ 64,210     $  3,891      $ 5,505     $  68,364    $ (77,760)    $  64,210
=================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE  NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
(UNAUDITED)


                                                 Popular Inc.      PIB          PNA        Other       Elimination   Popular, Inc.
                                                 Holding Co.   Holding Co.  Holding Co. Subsidiaries     Entries      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                             $ 40,364      $  336      $ 85,165    $1,186,945     $(129,176)    $1,183,634
 Money market investments                               643          77           178        86,177       (41,332)        45,743
 Investment securities                                1,624           1           533       359,421        (9,716)       351,863
 Trading account securities                                                                  10,509                       10,509
---------------------------------------------------------------------------------------------------------------------------------
                                                     42,631         414        85,876     1,643,052      (180,224)     1,591,749
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                                                   414,487       (21,803)       392,684
 Short-term borrowings                               24,223         467        29,883       370,565       (68,872)       356,266
 Long-term debt                                      23,330         142        60,793       110,967       (89,445)       105,787
---------------------------------------------------------------------------------------------------------------------------------
                                                     47,553         609        90,676       896,019      (180,120)       854,737
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                  (4,922)       (195)       (4,800)      747,033          (104)       737,012
Provision for loan losses                                                                   148,398                      148,398
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                        (4,922)       (195)       (4,800)      598,635          (104)       588,614
Service charges on deposit accounts                                                          93,612                       93,612
Other service fees                                                                          162,691        (1,702)       160,989
Gain on sale of securities                           13,000                                     740                       13,740
Trading account profit                                                                        1,460                        1,460
Other operating income                                8,066       1,082                      73,458        (6,670)        75,936
---------------------------------------------------------------------------------------------------------------------------------
                                                     16,144         887        (4,800)      930,596        (8,476)       934,351
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                           210                     233,789                      233,999
 Profit sharing                                                                              14,897                       14,897
 Pension and other benefits                                          36                      52,882                       52,918
---------------------------------------------------------------------------------------------------------------------------------
                                                                    246                     301,568                      301,814
 Net occupancy expenses                                               9                      50,337                       50,346
 Equipment expenses                                                   1                      73,923          (117)        73,807
 Other taxes                                            898                                  24,525                       25,423
 Professional fees                                      296           6           480        52,130        (2,118)        50,794
 Communications                                           7                                  34,490                       34,497
 Business promotion                                                                          36,353                       36,353
 Printing and supplies                                                                       15,836                       15,836
 Other operating expenses                                70          39                      51,949          (106)        51,952
 Amortization of intangibles                                                                 25,958                       25,958
---------------------------------------------------------------------------------------------------------------------------------
                                                      1,271         301           480       667,069        (2,341)       666,780
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax and equity in earnings
  of subsidiaries                                    14,873         586        (5,280)      263,527        (6,135)       267,571
Income tax                                            3,492                    (1,848)       68,059        (1,600)        68,103
Net loss of minority interest                                                                 1,136                        1,136
---------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of subsidiaries     11,381         586        (3,432)      196,604        (4,535)       200,604
Equity in earnings of subsidiaries                  189,223       3,256         9,668        10,639      (212,786)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $200,604      $3,842      $  6,236    $  207,243     $(217,321)    $  200,604
=================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999
(UNAUDITED)



                                                    Popular Inc.      PIB         PNA        Other       Elimination   Popular, Inc.
                                                     Holding Co.  Holding Co. Holding Co. Subsidiaries     Entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                $  42,256     $   213   $  58,592    $1,013,110     $(103,104)    $1,011,067
 Money market investments                                   520         201       1,369        44,706       (23,091)        23,705
 Investment securities                                    2,825          15         557       322,841        (9,657)       316,581
 Trading account securities                                                                    14,775                       14,775
-----------------------------------------------------------------------------------------------------------------------------------
                                                         45,601         429      60,518     1,395,432      (135,852)     1,366,128
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                                                     335,011          (738)       334,273
 Short-term borrowings                                   16,383         540      18,853       254,837       (64,029)       226,584
 Long-term debt                                          31,597                  45,095        85,749       (71,051)        91,390
-----------------------------------------------------------------------------------------------------------------------------------
                                                         47,980         540      63,948       675,597      (135,818)       652,247
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                      (2,379)       (111)     (3,430)      719,835           (34)       713,881
Provision for loan losses                                                                     109,482                      109,482
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      (2,379)       (111)     (3,430)      610,353           (34)       604,399
Service charges on deposit accounts                                                            87,915                       87,915
Other service fees                                                                            122,403          (429)       121,974
Gain on sale of securities                                                          216           559                          775
Trading account loss                                                                           (1,561)                      (1,561)
Other operating income                                    4,930         428                    59,787        (3,241)        61,904
-----------------------------------------------------------------------------------------------------------------------------------
                                                          2,551         317      (3,214)      879,456        (3,704)       875,406
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                               172                   215,122                      215,294
 Profit sharing                                                                                17,888                       17,888
 Pension and other benefits                                              32                    56,851                       56,883
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        204                   289,861                      290,065
 Net occupancy expense                                                    9                    44,433                       44,442
 Equipment expenses                                                                            65,212           (13)        65,199
 Other taxes                                                612                                24,311                       24,923
 Professional fees                                          967           8         541        49,102          (860)        49,758
 Communications                                               2                                32,238                       32,240
 Business promotion                                                                            35,125                       35,125
 Printing and supplies                                        7                                15,132                       15,139
 Other operating expenses                                                28                    41,595           (21)        41,602
 Amortization of intangibles                                                                   23,319                       23,319
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1,588         249         541       620,328          (894)       621,812
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax and equity in earnings of
  subsidiaries                                              963          68      (3,755)      259,128        (2,810)       253,594
Income tax                                                                       (1,308)       65,649          (718)        63,623
Net loss of minority interest                                                                   1,880                        1,880
-----------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of subsidiaries            963          68      (2,447)      195,359        (2,092)       191,851
Equity in earnings of subsidiaries                      190,888       9,268      14,781        13,307      (228,244)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $ 191,851     $ 9,336   $  12,334    $  208,666     $(230,336)    $  191,851
===================================================================================================================================

POPULAR, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000



                                                       Popular, Inc.    PIB         PNA
                                                         Holding      Holding     Holding      Other       Elimination  Consolidated
(In thousands)                                             Co.          Co.         Co.      Subsidiaries    Entries    Popular, Inc
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                             $ 200,604    $ 3,842     $  6,236      $207,243    $(217,321)    $  200,604
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Equity in undistributed earnings of subsidiaries       (189,223)    (3,256)      (9,668)      (10,639)     212,786
  Depreciation and amortization of premises and
    equipment                                                                                    57,339                      57,339
  Provision for loan losses                                                                     148,398                     148,398
  Amortization of intangibles                                                                    25,958                      25,958
  Gain on sale of investment securities                   (13,000)                                 (740)                    (13,740)
    available-for-sale
  Loss on disposition of premises and equipment                                                     340                         340
  Gain on sale of loans                                                                         (13,446)                    (13,446)
  Amortization of premiums and accretion of discounts
    on investments                                                                    170         1,130                       1,300
  Increase in loans held-for-sale                                                               (63,157)                    (63,157)
  Amortization of deferred loan fees and costs                                                      504                         504
  Net decrease in trading securities                                                             72,966                      72,966
  Net (increase) decrease in interest receivable           (1,697)       146      (10,448)      (24,574)       5,948        (30,625)
  Net increase in other assets                             (8,485)      (205)      (1,854)      (25,389)        (367)       (36,300)
  Net increase (decrease) in interest payable               5,664       (127)     (16,787)        8,121                      (3,129)
  Net (decrease) increase in current and deferred taxes    (1,393)                    170       (20,023)                    (21,246)
  Net increase in postretirement benefit obligation                                               4,516                       4,516
  Net increase (decrease) in other liabilities              3,057       (129)       1,923        19,777       (7,404)        17,224
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                        (205,077)    (3,571)     (36,494)      181,081      210,963        146,902
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in ) operating activities       (4,473)       271      (30,258)      388,324       (6,358)       347,506
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net decrease (increase) in money market investments      26,563      2,955       21,456       (46,881)      87,571         91,664
  Purchases of investment securities held-to-maturity                                        (4,857,246)                 (4,857,246)
  Maturities of investment securities held-to-maturity                                        4,779,569                   4,779,569
  Purchases of investment securities
    available-for-sale                                   (108,576)                   (257)   (2,428,574)                 (2,537,407)
  Maturities of investment securities
    available-for-sale                                     87,956                             1,779,696         (800)     1,866,852
  Sales of investment securities available-for-sale                                              89,611                      89,611
  Net repayments (disbursements) on loans                 269,771     16,392     (312,741)   (1,872,936)      (7,485)    (1,906,999)
  Proceeds from sale of loans                                                                   711,375                     711,375
  Acquisition of loan portfolios                                                               (394,632)                   (394,632)
  Capital contribution to subsidiary                      (15,574)    (7,943)     (94,868)                   118,385
  Assets acquired, net of cash                                                                   (8,831)                     (8,831)
  Acquisition of premises and equipment                                                         (52,348)                    (52,348)
  Proceeds from sale of premises and equipment                                                   12,308                      12,308
  Cash transferred due to sale of investment in
    subsidiary                                                                                  (46,899)                    (46,899)
  Dividends received from subsidiary                       66,000                                            (66,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities       326,140     11,404     (386,410)   (2,335,788)     131,671     (2,252,983)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                                      160,003      404,808        564,811
  Net increase in federal funds purchased and
  Securities sold under agreements to repurchase           17,800                  50,400       787,804      (33,840)       822,164
  Net (decrease) increase in other short-term
    borrowings                                            (40,222)   (20,304)     654,184       567,534     (291,700)       869,492
  Proceeds from issuance of notes payable                                                       328,682                     328,682
  Payments of notes payable                              (233,276)    (7,007)    (287,822)       46,981     (222,786)      (703,910)
  Dividends paid to parent company                                                              (66,000)      66,000
  Dividends paid                                          (71,448)                                                          (71,448)
  Proceeds from issuance of common stock                    7,450                                                             7,450
  Treasury stock acquired                                  (2,064)                                                           (2,064)
  Capital contribution from parent                                    15,450                     84,735     (100,185)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      (321,760)   (11,861)     416,762     1,909,739     (177,703)     1,815,177
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks            (93)      (186)          94       (37,725)     (52,390)       (90,300)
Cash and due from banks at beginning of period                332        227          664       693,238      (30,765)       663,696
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                $     239    $    41     $    758    $  655,513    $ (83,155)    $  573,396
====================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999



                                                        Popular, Inc.   PIB        PNA
                                                          Holding     Holding    Holding      Other      Elimination  Consolidated
(In thousands)                                              Co.         Co.        Co.     subsidiaries    Entries    Popular, Inc
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                              $ 191,851   $   9,336  $  12,334  $   208,666  $(230,336)  $   191,851
-----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to cash provided
      by operating activities:
    Equity in undistributed earnings                       (190,888)     (9,268)   (14,781)     (13,307)   228,244
    Depreciation and amortization of premises and
      equipment                                                                                  51,930                   51,930
    Provision for loan losses                                                                   109,482                  109,482
    Amortization of intangibles                                                                  23,319                   23,319
    Gain on sale of investment securities
     available-for-sale                                                               (216)        (559)                    (775)
    Loss on disposition of premises and equipment                                                   188                      188
    Gain on sale of loans                                                                       (19,594)                 (19,594)
    Amortization of premiums and accretion of discounts
      on investments                                             16                               5,314                    5,330
    Decrease in loans held-for-sale                                                             119,853                  119,853
    Amortization of deferred loan fees and costs                                                 (1,587)                  (1,587)
    Net increase in trading securities                                                          (18,573)                 (18,573)
    Net decrease (increase) in interest receivable            1,021          (2)                (10,079)     5,977        (3,083)
    Net increase in other assets                             (5,110)       (297)    (1,177)     (52,213)       406       (58,391)
    Net increase (decrease) in interest payable              10,402         209     (7,048)      (1,044)                   2,519
    Net decrease in current and deferred taxes                 (750)                  (211)     (43,678)                 (44,639)
    Net increase in postretirement benefit obligation                                             6,370                    6,370
    Net increase (decrease) in other liabilities              1,041           9      2,342       (9,118)    (7,067)      (12,793)
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                          (184,268)     (9,349)   (21,091)     146,704    227,560       159,556
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           7,583         (13)    (8,757)     355,370     (2,776)      351,407
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in money market investments     (15,300)     (1,738)  (117,834)      59,067    186,102       110,297
    Purchases of investment securities held-to-maturity                                      (4,747,145)              (4,747,145)
    Maturities of investment securities held-to-maturity                                      4,760,946                4,760,946
    Purchases of investment securities available-for-sale   (92,286)     (8,515)             (5,063,926)              (5,164,727)
    Maturities of investment securities available-for-sale   50,000                    140    4,747,241                4,797,381
    Sales of investment securities available-for-sale           100                             156,283                  156,383
    Net (disbursements) repayments on loans                 (99,541)    (17,557)   (66,563)  (1,914,262)    70,584    (2,027,339)
    Proceeds from sale of loans                                                                 811,474                  811,474
    Acquisition of  loan portfolios                                                              (5,945)                  (5,945)
    Capital Contribution to Subsidiary                       (5,101)   (124,485)  (157,797)                287,383
    Assets acquired, net of cash                                                                 (2,322)                  (2,322)
    Acquisition of premises and equipment                                                       (78,465)                 (78,465)
    Proceeds from sale of premises and equipment                                                 13,337                   13,337
    Dividends received from subsidiary                      290,000                                       (290,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         127,872    (152,295)  (342,054)  (1,263,717)   254,069    (1,376,125)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                                    210,442   (112,607)       97,835
    Net (decrease) increase  in federal funds purchased
      and securities sold under agreements to repurchase    (51,438)              (141,848)     208,283     65,778        80,775
    Net (decrease) increase in other short-term
      borrowings                                            (65,217)     24,966     50,497      743,452    (98,786)      654,912
    Proceeds from issuance of notes payable                  87,453       2,312    314,427       70,020                  474,212
    Payments of notes payable                                                                   (29,507)   (95,209)     (124,716)
    Dividends paid                                          (63,187)                                                     (63,187)
    Dividends paid to Parent Company                                                           (290,000)   290,000
    Proceeds from issuance of common stock                    6,808                                                        6,808
    Treasury stock, acquired                                (49,947)                                                     (49,947)
    Capital contribution from parent                                    125,421    125,421       36,541   (287,383)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (135,528)    152,699    348,497      949,231   (238,207)    1,076,692
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and due from banks              (73)        391     (2,314)      40,884     13,086        51,974
Cash and due from banks at beginning of period                  524          23      2,505      685,361    (20,706)      667,707
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                  $     451   $     414  $     191  $   726,245  $  (7,620)  $   719,681
===================================================================================================================================

TABLE A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------------------------------
                                                            AT SEPTEMBER 30,                     AVERAGE FOR THE NINE MONTHS
                                            ---------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                        2000             1999          Change           2000            1999         Change
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Money market investments                    $   879,651    $   837,600    $   42,051    $   932,578    $   683,173    $  249,405
Investment and trading securities             8,520,136      7,587,577       932,559      7,945,071      7,612,418       332,653
Loans                                        16,237,687     14,097,081     2,140,606     15,674,947     13,674,777     2,000,170
Total assets                                 27,230,263     24,275,583     2,954,680     26,240,525     23,493,991     2,746,534
Deposits                                     14,557,878     13,770,048       787,830     14,447,585     13,732,917       714,668
Borrowings                                   10,390,202      8,386,463     2,003,739      9,434,291      7,597,218     1,837,073
Stockholders' equity                          1,835,734      1,677,322       158,412      1,859,882      1,691,540       168,342
-----------------------------------------------------------------------------------------------------------------------------------

                                                             THIRD QUARTER                             NINE MONTHS
                                               ------------------------------------------------------------------------------------
OPERATING HIGHLIGHTS                             2000           1999         Change         2000           1999        Change
(In thousands, except per share information)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                            $248,856       $238,792       $10,064       $737,012       $713,881       $23,131
Provision for loan losses                        49,666         37,080        12,586        148,398        109,482        38,916
Fees and other income                           120,726         97,023        23,703        345,737        271,007        74,730
Other expenses, net of minority interest        248,624        234,525        14,099        733,747        683,555        50,192
Net income                                     $ 71,292       $ 64,210       $ 7,082       $200,604       $191,851       $ 8,753
Net income applicable to common stock          $ 69,205       $ 62,123       $ 7,082       $194,342       $185,589       $ 8,753
Earnings per common share                      $   0.51       $   0.46       $  0.05       $   1.43       $   1.37       $  0.06
-----------------------------------------------------------------------------------------------------------------------------------

SELECTED STATISTICAL                                                  THIRD QUARTER                 NINE MONTHS
                                                                   ----------------------------------------------------
INFORMATION                                                         2000          1999          2000          1999
------------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK DATA -      Market price
                          High                                      $27.06        $31.00        $27.06        $37.88
                          Low                                        19.63         25.81         18.63         25.81
                          End                                        27.06         27.75         27.06         27.75
                        Book value at period end                     12.77         11.62         12.77         11.62
                        Dividends declared                            0.16          0.16          0.48          0.44
                        Dividends payout ratio                       31.42%        30.48%        33.54%        30.67%
                        Price/earnings ratio                         14.24 X       15.33 x       14.24 X       15.33 x

------------------------------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS -  Return on assets                              1.04%         1.06%         1.02%         1.09%
                        Return on common equity                      15.24         15.23         14.75         15.59
                        Net interest spread (taxable equivalent)      3.33          3.80          3.41          3.84
                        Net interest yield (taxable equivalent)       4.16          4.59          4.25          4.65
                        Effective tax rate                           27.94         24.86         25.45         25.09
                        Overhead ratio                               40.26         49.28         43.56         49.14
                        Efficiency ratio                             61.29         63.81         62.99         63.09
------------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS - Equity to assets                              6.99%         7.12%         7.09%         7.20%
                        Tangible equity to assets                     5.99          6.01          6.02          6.11
                        Equity to loans                              11.69         12.15         11.87         12.37
                        Internal capital generation                   9.95          9.40          9.26          9.93
                        Tier I capital to risk - adjusted assets     10.29         10.32         10.29         10.32
                        Total capital to risk - adjusted assets      12.33         12.49         12.33         12.49
                        Leverage ratio                                6.29          6.36          6.29          6.36
------------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, notes and tables included in this report. The Corporation is a diversified bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

          -       Commercial Banking-Banco Popular de Puerto Rico (BPPR),
                  Banco Popular North America (BPNA) and Banco Popular, National Association

          - Lease Financing-Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

          - Consumer and Mortgage Banking-Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Levitt Mortgage, Inc.

          -       Broker/Dealer-Popular Securities, Inc.

          - Processing and Information Technology Services-GM Group, ATH Costa Rica and CreST, S.A.

          -       Retail Financial Services-Popular Cash Express, Inc.

          -       Insurance Services-Popular Insurance, Inc.

As part of a merger agreement between Banco Fiduciario (BF) and another local financial institution in the Dominican Republic, the Corporation sold its 57% ownership interest in BF effective on August 23, 2000. The Corporation retained an option to acquire a minority interest in the resulting new financial institution. In addition, effective August 21, 2000, Popular, Inc. sold its credit cards operations in the United States to Metris Companies, Inc. The agreement signed with the buyer enables the Corporation to continue offering credit cards, particularly in the Hispanic market. In addition, during this quarter the Corporation entered the insurance agency business through the creation of Banco Popular, National Association in Orlando, Florida and the establishment of its wholly-owned subsidiary Popular Insurance, Inc.

NET INCOME

The Corporation's net income amounted to $71.3 million for the third quarter of 2000, compared with $64.2 million for the same quarter of 1999. Earnings per common share (EPS) for the quarter were $0.51, based on 135,971,955 average shares outstanding, compared with $0.46 for the third quarter of 1999, based on 135,379,215 average shares outstanding. Net earnings for the second quarter of 2000 were $65.1 million or $0.46 per common share, based on 135,878,677 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 2000 were 1.04% and 15.24%, respectively, compared with 1.06% and 15.23%, for the same period in 1999. For the second quarter of 2000 these ratios were 1.01% and 14.43%.

The Corporation's results of operations for the quarter ended September 30, 2000, when compared with the same quarter of 1999, reflected increases of $10.1 million in net interest income and $23.7 million in other income. Higher operating expenses by $6.2 million, coupled with increases of $12.6 million in the provision for loan losses and $6.8 million in the income tax expense, partially offset the aforementioned growth in revenues.

For the first nine months of 2000, the Corporation's net income rose to $200.6 million, compared with $191.9 million for the same period in 1999. EPS were $1.43 compared with $1.37 for the same period of 1999. ROA and ROE for the period ended September 30, 2000 were 1.02% and 14.75%, respectively, compared with 1.09% and 15.59% for the same period last year.

NET INTEREST INCOME

Net interest income for the third quarter of 2000 reached $248.9 million, an increase of $10.1 million or 4.21% when compared with $238.8 million for the same period of 1999. On a taxable equivalent basis, net interest income increased to $265.1 million from $258.5 million in the same quarter of 1999.

The growth of $6.6 million in net interest income from the third quarter of 1999, on a taxable equivalent basis, resulted from a higher net interest income of $24.9 million due to higher volume of earning assets, mostly loans, partially offset by a reduction of $18.3 million in net interest income due to a lower net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense, yields and costs, on a taxable equivalent basis, for the third quarter of 2000, as compared with the same quarter in 1999.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
QUARTER ENDED ON SEPTEMBER 30,


                                                                                                                   Variance
 Average Volume                       Average Yields                                     Interest               Attributed to
------------------------------------------------------                           --------------------------------------------------
    2000    1999  Variance     2000     1999   Variance                            2000      1999     Variance    Rate      Volume
------------------------------------------------------                           --------------------------------------------------
          ($ in millions)                                                                           (in thousands)
$ 1,033  $   674  $   359     7.00%    4.86%    2.14%  Money market investments  $ 18,187  $  8,272  $  9,915   $  4,095  $  5,820
  8,035    7,410      625     6.92     6.64     0.28   Investment securities      139,195   123,379    15,816      4,279    11,537
    176      330     (154)    7.37     7.24     0.13   Trading                      3,255     6,024    (2,769)        95    (2,864)
------------------------------------------------------                           --------------------------------------------------
$ 9,244  $ 8,414  $   830     6.94     6.52     0.42                              160,637   137,675    22,962      8,469    14,493
------------------------------------------------------                           --------------------------------------------------
                                                       Loans:
  7,399    6,467      932     9.88     9.00     0.88    Commercial                183,726   146,735    36,991     14,645    22,346
    777      683       94    12.75    13.31    (0.56)   Leasing                    24,776    22,736     2,040       (985)    3,025
  4,559    3,717      842     8.27     8.00     0.27    Mortgage                   94,282    74,340    19,942      2,609    17,333
  3,574    3,265      309    12.76    13.05    (0.29)   Consumer                  114,037   106,811     7,226     (3,084)   10,310
-----------------------------------------------------                            -------------------------------------------------
 16,309   14,132    2,177    10.20     9.88     0.32                              416,821   350,622    66,199     13,185    53,014
-----------------------------------------------------                            -------------------------------------------------
$25,553  $22,546  $ 3,007     9.02%    8.63%    0.39%  TOTAL EARNING ASSETS      $577,458  $488,297  $ 89,161  $  21,654  $ 67,507
=====================================================                            =================================================
                                                       Interest bearing deposits:
$ 1,932  $ 1,871  $    61     3.93%    3.69%    0.24%   NOW and money  market    $ 19,098   $17,382  $  1,716  $   1,299  $    417
  4,022    4,036      (14)    2.75     2.73     0.02    Savings                    27,845    27,756        89       (439)      528
  5,812    4,868      944     6.43     5.55     0.88    Time deposits              93,868    68,164    25,704     11,520    14,184
-----------------------------------------------------                            -------------------------------------------------
 11,766   10,775      991     4.76     4.17     0.59                              140,811   113,302    27,509     12,380    15,129
-----------------------------------------------------                            -------------------------------------------------
  8,177    6,199    1,978     6.80     5.38     1.42   Short-term borrowings      139,757    84,072    55,685     27,569    28,116
  1,878    1,915      (37)    6.73     6.71     0.02   Medium and long-term debt   31,750    32,366      (616)         4      (620)
-----------------------------------------------------                            -------------------------------------------------
 21,821   18,889    2,932     5.69     4.83     0.86   TOTAL INTEREST-BEARING     312,318   229,740    82,578     39,953    42,625
                                                        LIABILITIES
  3,004    3,027      (23)                             Demand deposits
    728      630       98                              Other sources of funds
-----------------------------------------------------                            -------------------------------------------------
$25,553  $22,546  $ 3,007     4.86%    4.04%    0.82%
=====================================================
                              4.16%    4.59%   (0.43%) NET INTEREST MARGIN AND
                                                        NET INTEREST INCOME      $265,140  $258,557  $  6,583 $ (18,299)  $ 24,882
                              =======================                                                         ====================
                              3.33%    3.80%   (0.47%) NET INTEREST SPREAD
                              =======================
                                                        Taxable equivalent
                                                         adjustment                16,284    19,765    (3,481)
                                                                                 ----------------------------
                                                        Net interest income      $248,856  $238,792  $ 10,064
                                                                                 ============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets rose $3.0 billion primarily due to an increase in average loans of $2.2 billion, and in money market and investment securities of $984 million. The increase in average loans was due to the commercial loans and mortgage loans which accounted for 81.5% of the total loan growth during the quarter. The growth in investment securities was comprised principally of U.S. agency securities, which are tax exempt in Puerto Rico.

The increase in average interest bearing liabilities for the third quarter of 2000, as compared with the same quarter in 1999, was mostly reflected in average short-term borrowings and time deposits. The increase in borrowed funds was used primarily to fund a portion of the Corporation's loan growth and investment portfolio opportunities.

The net interest margin, on a taxable equivalent basis, for the quarter ended September 30, 2000 decreased to 4.16% from 4.59% in the same period of 1999. This reduction resulted primarily due to the higher cost of interest bearing liabilities, as a result of a higher interest rate scenario, together with a higher proportion of borrowed money to interest bearing liabilities. The Federal Reserve started, in June 1999, a tightening cycle increasing the federal funds rate six times since then for a total of 175 basis points. This rising rate scenario has caused the Corporation's cost of interest bearing liabilities to go up by 86 basis points, mainly in the cost of borrowed money. The increase in the cost of funds was partially tempered by a higher average yield on earning assets, which increased by 39 basis points, on a taxable equivalent basis. This improvement is primarily related to the increase of 32 basis points in the average yield on loans and 42 basis points in the return of money market, trading and investment securities.

For the nine-month period ended September 30, 2000, net interest income, on a taxable equivalent basis, increased $17.1 million, compared with $772.9 million reported in the same period of 1999. The increase in the average volume of earning assets, partially offset by an increase in the average volume of interest bearing liabilities, resulted in a positive variance of $56.7 million in net interest income. This was offset by a negative variance of $39.6 million due to changes in rates and in the mix of the portfolios.

As shown in Table C average earning assets increased by $2.6 billion for the nine-month period ended September 30, 2000, when compared with $22.0 billion reported in the same period of 1999. Loans accounted for 77.4% of the total increase in average earning assets. Average interest bearing liabilities increased $2.5 billion or 13.9% when compared with the nine-month period ended September 30, 1999.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
YEAR-TO-DATE SEPTEMBER 30,


                                                                                                                 Variance
   Average Volume                 Average Yields                                   Interest                  Attributed  to
------------------------------------------------------                         ----------------------------------------------------
  2000      1999    Variance  2000     1999   Variance                             2000       1999     Variance    Rate    Volume
------------------------------------------------------                         ----------------------------------------------------
             ($ in millions)                                                                  (in thousands)
$   933   $   683  $   250    6.55%     4.64%   1.91% Money market investments $   45,743  $   23,705 $ 22,038  $ 11,604  $  10,434
  7,740     7,287      453    6.82      6.77    0.05  Investment securities       395,661     369,654   26,007       941     25,066
    205       325     (120)   7.40      6.64    0.76  Trading                      11,340      16,170   (4,830)    1,682     (6,512)
-----------------------------------------------------                          ----------------------------------------------------
$ 8,878   $ 8,295     $583    6.80      6.59    0.21                              452,744     409,529   43,215    14,227     28,988
-----------------------------------------------------                          ----------------------------------------------------
                                                      Loans:
  7,216     6,307      909    9.67      9.06    0.61   Commercial                 522,492     427,154    95,338   30,896     64,442
    748       641      107   12.24     13.03   (0.79)  Leasing                     68,614      62,653     5,961   (3,978)     9,939
  4,278     3,518      760    8.30      8.05    0.25   Mortgage                   266,325     212,462    53,863    6,715     47,148
  3,433     3,209      224   13.00     13.03   (0.03)  Consumer                   334,512     313,338    21,174       50     21,124
-----------------------------------------------------                          ------==--------------------------------------------
 15,675    13,675    2,000   10.15      9.92    0.23                            1,191,943   1,015,607   176,336   33,683    142,653
-----------------------------------------------------                          ----------------------------------------------------
$24,553   $21,970  $ 2,583    8.94%     8.66%   0.28%  TOTAL EARNING ASSETS    $1,644,687  $1,425,136 $ 219,551 $ 47,910   $171,641
=====================================================   Interest bearing       ====================================================
                                                         deposits:
                                                        NOW and money
$ 1,783   $ 1,755  $   28     3.59%     3.32%   0.27%     market               $   47,954  $  43,626  $   4,328 $  3,804   $    524
  4,133     4,141      (8)    2.90      2.91   (0.01)    Savings                   89,572     90,039       (467)    (779)       312
  5,482     4,803     679     6.22      5.58    0.64    Time deposits             255,158    200,608     54,550   23,683     30,867
-----------------------------------------------------                          ----------------------------------------------------
 11,398    10,699      699    4.60      4.18    0.42                              392,684    334,273     58,411   26,708     31,703
-----------------------------------------------------                          ----------------------------------------------------
  7,375     5,817    1,558    6.45      5.21    1.24  Short-term borrowings       356,266    226,584    129,682   60,493     69,189
  2,059     1,780      279    7.38      7.46   (0.08) Medium and long-term debt   105,787     91,390     14,397      338     14,059
-----------------------------------------------------                          ----------------------------------------------------
                                                         TOTAL
                                                      INTEREST-BEARING
 20,832    18,296    2,536    5.53      4.82    0.71  LIABILITIES                 854,737    652,247    202,490   87,539    114,951
  3,050     3,034       16                            Demand deposits
    671       640       31                            Other sources of funds
-----------------------------------------------------                           --------------------------------------------------
$24,553   $21,970  $ 2,583    4.69%     4.01%   0.68%
=====================================================
                              4.25%     4.65%  (0.40)% NET INTEREST MARGIN AND
                           ==========================  NET INTEREST INCOME     $  789,950  $ 772,889  $  17,061 $(39,629)  $ 56,690
                              3.41%     3.84%  (0.43)% NET INTEREST SPREAD                                      ===================
                           ==========================
                                                      Taxable equivalent
                                                      adjustment                   52,938     59,008     (6,070)
                                                                                -------------------------------
                                                      Net interest income      $  737,012  $ 713,881  $  23,131
                                                                                ===============================



Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in the cost of interest bearing liabilities, partially offset by the increase in the yield on earning assets, on a taxable equivalent basis, resulted in a lower net interest yield by 40 basis points. As previously explained, the decline in the net interest margin was mostly the result of a higher interest rate scenario that prevailed during the nine months of 2000 as compared to 1999, and a higher proportion of borrowings and time deposits to interest bearing liabilities, which carry a higher cost.

MARKET RISK

Market risk is the risk of economic loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices, and other relevant market or price changes. The Corporation's primary market risk exposure is that to interest rates, as primarily interest rate volatility and its impact on the repricing of assets and liabilities affect the net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and manage interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulation and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates.

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

Based on the results of the sensitivity analysis as of September 30, 2000, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $5.6 million decrease and the change for the same period utilizing a hypothetical declining rate scenario was an increase of $3.5 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In the course of its business, the Corporation occasionally enters into foreign exchange transactions. These transactions are executed as an intermediary primarily for its commercial and retail clients, and any foreign exchange positions assumed by the Corporation as a result are offset in the currency markets. Management therefore believes that the market risk assumed by the Corporation in its foreign currency transactions is not significant. The Corporation conducts business in the Latin American markets through several of its processing and information technology services subsidiaries. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange volatility between the US dollar and the particular foreign currency to affect significantly the value to the Corporation's investment in these subsidiaries.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 2000, increased $12.6 million or 33.9% when compared with the same period of 1999. For the nine-month period ended September 30, 2000 the provision totaled $148.4 million, an increase of $38.9 million or 35.5% compared with the same period in 1999. The rise in the provision for loan losses was mostly due to the growth of $2.1 billion in the Corporation's loan portfolio from September 30, 1999, coupled with increases in non-performing assets and net charge-offs. Net charge-offs for the quarter ended September 30, 2000, reached $42.5 million or 1.04% of average loans, compared with $31.6 million or 0.89% reported for the same quarter in 1999. Table D summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarters and nine-month periods ended September 30, 2000 and 1999. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

Commercial loans net charge-offs, including construction loans, increased $10 million for the quarter ended September 30, 2000, when compared with the same quarter of 1999. Commercial loans net charge-offs, including construction loans, represented 0.86% of average commercial loans for the quarter ended September 30, 2000, compared with 0.37% for the same quarter last year. This increase is mostly related to the growth in the commercial loan portfolio, as well as the charge-off of a limited number of commercial relationships in Puerto Rico and the United States.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                            THIRD QUARTER                         FIRST NINE MONTHS
(Dollars in thousands)
                                                        2000              1999                  2000           1999
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                       $ 305,526         $ 282,590             $ 292,010         $ 267,249
Allowance purchased (sold)                             (17,468)              325               (15,987)              325
Provision for loan losses                               49,666            37,080               148,398           109,482
                                                -------------------------------------------------------------------------
                                                       337,724           319,995               424,421           377,056
                                                -------------------------------------------------------------------------
Losses charged to the allowance:
   Commercial                                           19,940            10,495                55,064            35,817
   Construction                                                              151                   145               651
   Lease financing                                       6,617             5,408                22,589            17,049
   Mortgage                                              1,188             1,086                 3,380             2,939
   Consumer                                             30,615            28,368                92,324            75,120
                                                -------------------------------------------------------------------------
                                                        58,360            45,508               173,502           131,576
                                                -------------------------------------------------------------------------
Recoveries:
   Commercial                                            3,969             4,660                12,430            13,418
   Construction                                              6                30                     6               121
   Lease financing                                       5,462             2,990                13,217            11,455
   Mortgage                                                214               242                   395               624
   Consumer                                              6,162             5,973                18,210            17,284
                                                -------------------------------------------------------------------------
                                                        15,813            13,895                44,258            42,902
                                                -------------------------------------------------------------------------

Net loans charged-off (recovered):
   Commercial                                           15,971             5,835                42,634            22,399
   Construction                                             (6)              121                   139               530
   Lease financing                                       1,155             2,418                 9,372             5,594
   Mortgage                                                974               844                 2,985             2,315
   Consumer                                             24,453            22,395                74,114            57,836
                                                -------------------------------------------------------------------------
                                                        42,547            31,613               129,244            88,674
                                                -------------------------------------------------------------------------

Balance at end of period                             $ 295,177         $ 288,382             $ 295,177         $ 288,382
                                                =========================================================================

Ratios:
   Allowance for losses to loans                          1.82%             2.05%                 1.82%             2.05%
   Allowance to non-performing assets                    85.85             86.56                 85.85             86.56
   Allowance to non-performing loans                     91.57             94.48                 91.57             94.48
   Non-performing assets to loans                         2.12              2.36                  2.12              2.36
   Non-performing assets to total assets                  1.26              1.37                  1.26              1.37
   Net charge-offs to average loans                       1.04              0.89                  1.10              0.86
   Provision to net charge-offs                           1.17X             1.17x                 1.15x             1.23x
   Net charge-offs earnings coverage                      3.49              3.83                  3.22              4.09


Consumer loans net charge-offs rose $2.1 million when compared with the third quarter of 1999. Net charge-offs as a percentage of average consumer loans amounted to 2.74% for both quarters ended September 30, 2000 and 1999.

The aforementioned rises in net charge-offs in the commercial and consumer loan portfolios for the quarter ended September 30, 2000, were partially tempered by a decline of $1.3 million in lease financing loans. The latter totaled $1.1 million or 0.59% of the average lease financing portfolio compared with $2.4 million or 1.42% for the same quarter last year. The improvement is partly as a result of higher recovery activity during this quarter.

Net charge-offs for the nine-month period ended September 30, 2000, reached $129.2 million or 1.10% of average loans, compared with $88.7 million or 0.86% for the same period in 1999. The increase in net credit losses for the nine-month period ended September 30, 2000 was mostly reflected in the commercial and consumer portfolios.

The rise of $19.8 million in commercial loans net charge-offs, including construction loans, when compared to the same nine-month period last year, was related to the growth of the commercial loan portfolio, as well as the deterioration of the credit quality of a limited number of commercial relationships. Commercial and construction loans net charge-offs represented 0.79% of the average balance of those loans for the nine months ended September 30, 2000, compared with 0.48% for the same period last year.

Consumer loans net charge-offs totaled $74.1 million or 2.88% of average consumer loans in the nine-month period ended September 30, 2000 compared with $57.8 million or 2.40% in the same period of 1999. Factors such as increase in personal delinquencies as well as the growth in the consumer loan portfolio contributed to the rise in net charge-offs for the period.

At September 30, 2000, the allowance for loan losses was $295.2 million, representing 1.82% of loans, as compared with $288.4 million or 2.05% one year earlier, and $292.0 million or 1.96% at December 31, 1999. The decrease in this coverage ratio resulted mostly from the sale of our investment in BF in the Dominican Republic, which had a higher ratio of allowance to loans.

The allowance for loan losses is maintained at a level, which is considered by management to be sufficient to provide for estimated losses based on evaluations of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, prior loss experience, and prevailing economic conditions and loan impairment measurement.

The Corporation has defined impaired loans to which FAS 114 applies, as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the observable market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience, adjusted for current conditions. All other loans are evaluated on a loan-by-loan basis. Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds its carrying value do not require an allowance. The allowance for impaired loans is a component of the Corporation's allowance for loan losses.

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 2000 and September 30, 1999.


                                               SEPTEMBER 30, 2000           December 31, 1999          September 30, 1999
                                                                              (In millions)
                                            RECORDED      VALUATION       Recorded     Valuation       Recorded     Valuation
                                           INVESTMENT     ALLOWANCE      Investment    Allowance      Investment    Allowance
                                           ----------------------------------------------------------------------------------
  Impaired loans:
     Valuation allowance required             $137           $32            $150          $51            $142         $51
     No valuation allowance required            39                            30                           36
                                           ----------------------------------------------------------------------------------
      Total impaired loans                    $176           $32            $180          $51            $178         $51
                                           ----------------------------------------------------------------------------------


Average impaired loans during the third quarter of 2000 and 1999 were $171 million and $162 million, respectively. The Corporation recognized interest income on impaired loans of $1.0 million and $1.7 million, respectively, for the quarters ended September 30, 2000 and 1999.

CREDIT QUALITY

Non-performing assets consist of past-due loans on which no interest income is being accrued and other real estate. A summary of non-performing assets by loan categories and related ratios is presented in Table E.

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

As shown in Table E, non-performing assets as a percentage of total loans amounted to 2.12% at September 30, 2000, compared with 2.36% at the same date in 1999 and 2.19% at December 31, 1999. The rise in non-performing assets since September 30, 1999, excluding the non-performing assets of BF as of that date, was mostly reflected in non-performing commercial and mortgage loans, which grew $33 million and $20 million, respectively. BF had $56.7 million in non-performing assets as of September 30, 1999.

When compared to December 31, 1999, excluding the non-performing assets of BF, the rise in non-performing assets as of September 30, 2000 was also experienced in the commercial and mortgage loan portfolios, which increased $48 million and $23 million, respectively. BF had $65.5 million in non-performing assets at year end of 1999.

TABLE E
NON-PERFORMING ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,          December 31,        September 30,
                                                               2000                  1999                 1999
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial
   and agricultural                                           $168,039               $165,472            $176,641
Lease financing                                                 12,987                  3,820               3,619
Mortgage                                                        93,047                 70,038              72,802
Consumer                                                        48,269                 57,515              52,181
Other real estate                                               21,494                 29,268              27,926
                                               -------------------------------------------------------------------

                 Total                                        $343,836               $326,113            $333,169
                                               ===================================================================

Accruing loans past-due
  90 days or more                                             $ 24,960                $28,731            $ 25,028
                                               ===================================================================

Non-performing assets to loans                                    2.12%                  2.19%               2.36%
Non-performing assets to total assets                             1.26                   1.28                1.37

The rise in commercial non-performing loans since December 31, 1999 corresponded principally to the classification on non-accrual of a limited number of commercial loan relationships in Puerto Rico and the United States, as well as the growth in the portfolio. Moreover, the rise in non-performing mortgage loans from December 31, 1999 was mostly associated to the growth in the mortgage loan portfolio and higher delinquency levels. Also, non-performing leases increased, principally due to $6 million that became delinquent due to an external fraud scheme which was unveiled in the second quarter of 2000. The Corporation has already confirmed coverage from the insurance companies. These rises were partly offset by lower balances in other real estate properties, mostly attributed to the operations of BF, which had $9.4 million in other real estate as of December 31, 1999.

At September 30, 2000, the allowance for loan losses as a percentage of non-performing assets was 85.85% compared with 86.56% at September 30, 1999 and 89.54% at December 31, 1999.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at September 30, 2000, would have been $266 million or 1.64% of loans, and the allowance for loan losses would have been 111.09% of non-performing assets. At September 30, 1999 and December 31, 1999, adjusted non-performing assets would have been $238 million or 1.69% of loans and $247 million or 1.66% of loans, respectively, and the allowance to non-performing assets would have been 120.9% and 118.2%, respectively.

NON-INTEREST INCOME

Non-interest income, excluding securities and trading gains, amounted to $120.6 million for the quarter ended September 30, 2000, compared with $97.7 million for the same period in 1999. As seen on Table F, this rise was driven by an increase of $13.8 million in other service fees, $6.5 million in other operating income and $2.6 million in service charges on deposit accounts.

TABLE F
NON-INTEREST INCOME



                                                              Third Quarter                      First Nine Months
-----------------------------------------------------------------------------------------------------------------------------
                                                         2000        1999       Change      2000         1999        Change
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Service charges on deposit accounts                    $ 32,558    $ 29,935     $ 2,623    $ 93,612     $ 87,915     $ 5,697

Other service fees:
   Credit cards fees and discounts                       15,652      12,805       2,847      48,327       35,809      12,518
   Debit card fees                                        8,115       5,829       2,286      20,306       16,246       4,060
   Processing fees                                        8,006       3,333       4,673      21,034        3,333      17,701
   Other fees                                             7,913       7,020         893      20,722       19,491       1,231
   Sale and administration of investment products         4,173       4,688        (515)     12,669       13,214        (545)
   Insurance fees                                         3,533       1,648       1,885       6,355        5,303       1,052
   Check cashing fees                                     3,523       2,601         922      10,734        9,203       1,531
   Mortgage servicing fees, net of amortization           3,449       2,717         732       9,162        8,285         877
   Trust fees                                             2,332       2,543        (211)      7,069        7,599        (530)
   External payments                                      1,485       1,190         295       4,611        3,491       1,120
                                                   --------------------------------------------------------------------------
      Subtotal                                           58,181      44,374      13,807     160,989      121,974      39,015
 Other income                                            29,890      23,373       6,517      75,936       61,904      14,032
                                                   --------------------------------------------------------------------------

      Total                                            $120,629    $ 97,682     $22,947    $330,537     $271,793     $58,744
                                                   ==========================================================================


Service charges on deposit accounts increased $2.6 million or 8.8% when compared to the third quarter of 1999, mainly as a result of higher activity on commercial accounts, together with new account and transactional charges implemented during the quarter in commercial and retail deposit accounts. Measured as a percentage of average deposits, annualized service charges were 0.88% in the third quarter of 2000, compared with 0.87% in the same quarter of 1999.

Other service fees represented 48.2% of non-interest income, excluding securities and trading gains, for the third quarter of 2000, an increase of $13.8 million or 31.1% from the amount reported in 1999. The rise was led by higher processing fees, mostly related to fees generated by GM Group, and to an increase in debit card fees, mainly in higher rental income from point-of-sale terminals and the sustained growth in the volume of electronic transactions. Credit card fees and discounts also grew when compared with the third quarter of 1999, principally due to late payment and cash advance fees implemented during March 2000 in Puerto Rico and to the growth in credit card sales. Moreover, insurance fees grew during the quarter, reflecting the commission income derived from the recently created subsidiary Popular Insurance. Also, contributing to the increase in other service fees are higher check cashing fees, basically driven by the expansion of the Corporation's retail financial services subsidiary in the United States.

The rise in other income was mostly attributed to the gain of $8.5 million realized on the sale of the Corporation's credit card operations in the U.S. mainland, as well as the $0.6 million gain realized on the sale of the Corporation's ownership interest in BF, in the Dominican Republic. The revenues associated with these transactions were partly tempered by lower gains on the sale of loans and lower investment banking fees derived from the Corporation's institutional brokerage division of Popular Securities. The latter has been mostly associated to lower economic activity and the absence of major government deals and issuances of mutual funds managed by the subsidiary.

For the nine-month period ended September 30, 2000 and 1999, non-interest income, excluding securities and trading gains, were $330.5 million and $271.8 million, respectively, reflecting a growth of $58.7 million or 21.6%. Processing fees, credit card fees and discounts, debit card fees and service charges on deposit accounts all reflected significant growth when compared with the nine-month period ended September 30, 1999, mainly due to the same reasons explained above. Moreover, other operating income rose $14.0 million when compared to the same nine-months in 1999, mostly reflecting the gains on the sale of BF and the credit card operations, as well as higher management fees derived from the Corporation's investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI). Also, contributing to the rise are other revenues derived by GM Group, mainly associated with consulting services for new technology, sale of equipment and other system engineering services. These positive variances were partly offset by lower other income derived from the Corporation's broker/dealer subsidiary due to lower activity for the year.

Gains on sale of securities amounted to $13.7 million as of September 30, 2000, compared with $0.8 million for the same nine-month period in 1999. A $13.4 million gain was realized in the first quarter of 2000 upon the Corporation's exercise of its conversion right to exchange its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity.

OPERATING EXPENSES

Operating expenses for the third quarter of 2000 were $220.9 million compared with $214.7 million for the same quarter in 1999, an increase of $6.2 million or 2.9%. For the first nine months of 2000, operating expenses rose to $666.8 million from $621.8 million for the same period in 1999, an increase of $45.0 million or 7.2%.

Personnel costs, the largest category of operating expenses, totaled $100.4 million for the third quarter of 2000, an increase of $1 million when compared with the same period of 1999. Salaries accounted for the largest portion of the increase in personnel costs rising $3.0 million. This increase was principally impacted by the Corporation's business expansion and normal merit increases. Partially offsetting the increase in salaries was a decrease of $1.7 million in pension and other benefits, mostly associated with lower pension and post-retirement benefit expenses. Full-time equivalent employees (FTE's) totaled 10,696 at the end of this quarter, a decrease of 659 employees from the 11,355 employees reported at the same date in 1999. This reduction in headcount was mostly attributed to employees of BF and the credit cards operations in the U.S., which decreased due to the sale of these operations. These operations had approximately 888 FTE's as of June 30, 2000.

Other operating expenses, excluding personnel costs, increased $5.2 million, reaching $120.5 million for the third quarter of 2000, compared with $115.3 million for the same period in 1999. This increase was mostly reflected in equipment, net occupancy and other operating expenses, partially offset by a decrease in business promotion expenses. The rise in equipment expenses, led by depreciation of software packages, reflected the continued investment in technology and system enhancements. In addition, net occupancy expenses rose largely reflecting increased operating costs associated with the Corporation's growth and continued business expansion. Higher interchange expenses related to the growing volume of credit card transactions mostly drove the increase in other operating expenses. These rises were partially tempered by lower business promotion expenses mainly due to cost control measures and to lower advertising costs resulting from the sale of the U.S. credit card operations.

Income tax expense rose $6.8 million from $20.9 million in the third quarter of 1999, to $27.7 million in the same quarter this year, primarily as a result of higher pre-tax earnings. The effective tax rate for the third quarter of 2000 increased to 27.9% compared with 24.9% for the same period in 1999, mostly as a result of higher taxable income at the U.S. banking operations, associated to the gain on the sale of the credit card operations. This income is subject to a higher tax rate, which includes federal and state taxes. In addition, the disallowance of interest expense attributed to tax-exempt investments in Puerto Rico has increased due to the higher cost of funds.

For the first nine months of 2000, operating expenses rose to $666.8 million, from $621.8 million for the same period in 1999. On a year-to-date basis the categories that reflected significant growth were salaries, equipment expenses, net occupancy expenses and other operating expenses mostly for the same reasons explained above. Higher sundry losses, other real estate expenses and other miscellaneous expenses contributed to the increase in other operating expenses. Moreover, communication expenses rose mostly due to the business growth of GM Group. Business promotion grew primarily due to business promotional efforts launched at Equity One during the year. The increase in the amortization of intangibles was mainly associated with the acquisition of GM Group in the third quarter of 1999. These rises were partly tempered by lower pension and other benefit expenses and to lower profit sharing expenses at the Corporation's banking subsidiaries.

BALANCE SHEET COMMENTS

Total assets at September 30, 2000 reached $27.2 billion compared with $24.3 billion at the same date a year earlier and $25.5 billion as of December 31, 1999. Despite the sale of BF and the credit cards operations in the United States, the Corporation experienced a 7% increase since December 31, 1999 mostly due to the Corporation's business growth, mainly in its banking operations in Puerto Rico. This increase is mostly associated to loan growth and investment portfolio opportunities. Total assets of BF and the U.S. credit card operations approximated $436 million and $153 million, respectively, at December 31,1999. The Corporation's earning assets reached $25.6 billion at September 30, 2000, compared with $22.5 billion at September 30, 1999 and $23.8 billion at December 31, 1999.

The investment portfolio, including trading securities, reached $8.5 billion at September 30, 2000 compared with $7.6 billion at September 30, 1999 and $7.9 billion at December 31, 1999. Money market investments at September 30, 2000 decreased $42 million and $106 million, respectively, when compared with September 30, 1999 and December 31, 1999.

As presented in Table G, the loan portfolio increased $2.1 billion and $1.3 billion, respectively, when compared to the amounts reported at September 30, 1999 and December 31, 1999. The most significant increases in the loan portfolio were reflected in commercial, including construction, and mortgage loans, which contributed with a $1.2 billion or 92.4% of the increase since December 31, 1999. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market and the sustained growth in Puerto Rico and United States. The consumer loan category reflected only a slight increase from December 31, 1999, but was partly as a result of the sale of the U.S. credit card portfolio during this quarter. The latter totaled $156 million at December 31, 1999. The growth in loans was also impacted by the sale of BF, which had $290 million in total loans as of the end of 1999. The increase in the loan portfolio compared with September 30, 1999 was also reflected in the commercial, including construction, and mortgage loan portfolios, which increased $854 million and $1.1 billion, respectively.

TABLE G
LOANS ENDING BALANCES

------------------------------------------------------------------------------------------
                                               SEPTEMBER 30,   December 31,  September 30,
                                                    2000           1999           1999
------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and agricultural         $  7,038,558   $  6,656,411   $  6,169,886
Construction                                         293,702        247,288        308,148
Lease financing                                      820,320        728,644        712,258
Mortgage *                                         4,733,684      3,933,663      3,638,853
Consumer                                           3,351,423      3,341,748      3,267,936
                                            ----------------------------------------------

           Total                                $ 16,237,687   $ 14,907,754   $ 14,097,081
                                            ==============================================

* Includes loans held-for-sale

The increase of $29.7 million in other assets when compared with December 31, 1999, was mainly due to an increase in deferred taxes, other assets from businesses acquired during the year, and other accounts receivables.

Intangible assets decreased by $17.4 million from December 31, 1999 due to the amortization of the intangibles in the normal course of business and to the exclusion of the intangible assets of BF, which amounted to $10 million as of that date.

Total deposits were $14.6 billion at September 30, 2000, or $384 million higher than the amount reported at December 31, 1999. At September 30, 1999 total deposits amounted to $13.8 billion. Savings and time deposits continued their growth, increasing $164 million and $566 million, respectively, when compared with December 31, 1999. Demand deposits decreased $345.7 million when compared to December 31, 1999, mostly attributed to a reduction in the funds held in trust for the benefit of third parties and lower commercial checking account balances. The growth in deposits was partially affected by the sale of BF, which had $295 million in total deposits as of the end of 1999.

Borrowed funds, including subordinated notes and capital securities, increased to $10.4 billion at September 30, 2000, from $9.2 billion at December 31, 1999 and $8.4 billion at September 30, 1999. The increase in borrowed funds was used primarily to fund the Corporation's business expansion and loan growth.

The reduction in the minority interest resulted from the aforementioned sale of BF.

The Corporation's stockholder's equity at September 30, 2000 and December 31, 1999 was $1.84 billion and $1.66 billion, respectively, compared with $1.68 billion at September 30, 1999. Included in stockholders' equity at September 30, 2000 were $100 million in unrealized losses on securities available-for-sale, net of taxes, compared with $139 million and $83 million in unrealized losses on securities available-for-sale, net of taxes, as of December 31, 1999 and September 30, 1999, respectively. Also, for the nine-month period ended September 30, 2000, the Corporation repurchased a total of 99,450 shares of its common stock under the stock repurchase program at a cost of $2.1 million.

Under the regulatory framework for prompt corrective action, banks which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and a leverage ratio of 5%, are considered well capitalized. Information pertained to the Corporation's regulatory risk-based capital requirements is shown on Table H.

The market value of the Corporation's common stock at September 30, 2000 was $27.06, compared with $27.94 at December 31, 1999 and $27.75 at September 30, 1999. The Corporation's market capitalization at September 30, 2000 was $3.7 billion, compared with $3.8 billion at December 31, 1999 and September 30, 1999.

TABLE H
CAPITAL ADEQUACY DATA

-------------------------------------------------------------------------------------------------
                                                     SEPTEMBER 30,   December 31,   September 30,
                                                         2000           1999            1999
-------------------------------------------------------------------------------------------------
(Dollars in thousands)

Risk-based capital
  Tier I capital                                     $  1,690,399    $  1,557,096    $  1,506,356
  Supplementary (Tier II) capital                         336,095         324,519         316,948
                                       ----------------------------------------------------------

       Total capital                                 $  2,026,494    $  1,881,615    $  1,823,304
                                       ==========================================================

Risk-weighted assets
  Balance sheet items                                $ 16,005,655    $ 14,878,731    $ 14,137,776
  Off-balance sheet items                                 425,716         428,780         454,816
                                       ----------------------------------------------------------

       Total risk-weighted assets                    $ 16,431,371    $ 15,307,511    $ 14,592,592
                                       ==========================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                 10.29%          10.17%          10.32%
  Total capital (minimum required - 8.00%)                  12.33           12.29           12.49
  Leverage ratio (minimum required - 3.00%)                  6.29            6.40            6.36

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5. OTHER INFORMATION

As part of a merger agreement between Banco Fiduciario (BF) and another local financial institution in the Dominican Republic, the Corporation sold its 57% ownership interest on BF effective on August 23, 2000. The Corporation retained an option to acquire a minority interest in the merged financial institution.

In addition, effective August 21, 2000, Popular, Inc. sold its credit cards operations in the United States to Metris Companies, Inc. The agreement signed with the buyer enables the Corporation to continue offering credit cards, particularly in the Hispanic market.

In addition, during this quarter the Corporation entered the competitive insurance business through the creation of Banco Popular, National Association in Orlando, Florida and the establishment of its wholly-owned subsidiary Popular Insurance, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      a) Exhibit No.                 Exhibit Description                        Reference
         --------------              -------------------                        ---------
             19             Quarterly Report to Shareholders for the            Exhibit "A"
                              period ended September 30, 2000
             27             Financial Data Schedule (for SEC use only)          Exhibit "B"

      b) One report on Form 8-K was filed for the quarter ended September 30, 2000:

         Dated:            July 12, 2000

         Items reported:   Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                                    POPULAR, INC.
                                                    -------------
                                                    (Registrant)


Date:   November 14, 2000             By: /s/ Jorge A. Junquera
     -----------------------             --------------------------------------
                                                   Jorge A. Junquera
                                            Senior Executive Vice President


Date:   November 14, 2000             By: /s/ Amilcar L. Jordan
     -----------------------             --------------------------------------
                                                 Amilcar L. Jordan, Esq.
                                          Senior  Vice  President & Comptroller