Form 10-K
period 2000-12-31
POPULAR INC
filed 2001-03-16
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

As of February 28, 2001 the Corporation had 136,111,025 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $3,709,025,000 based upon the reported closing price of $27.25 on the NASDAQ National Market System on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 14(a)(1) of
Part IV.

         (2) Portions of the Corporation's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 13 of Part III.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I

Item 1        Business ..................................................................        4
Item 2        Properties ................................................................       13
Item 3        Legal Proceedings .........................................................       14
Item 4        Submission of Matters to a Vote of Security Holders........................       14

PART II

Item 5        Market for Registrant's Common Stock and Related
                Stockholder Matters......................................................       15
Item 6        Selected Financial Data ...................................................       16
Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................       17
Item 7A       Quantitative and Qualitative Disclosures About Market Risk.................       17
Item 8        Financial Statements and Supplementary Data  ..............................       17
Item 9        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure .....................................       17
PART III

Item 10       Directors and Executive Officers of the Registrant ........................       17
Item 11       Executive Compensation ....................................................       17
Item 12       Security Ownership of Certain Beneficial Owners
                and Management ..........................................................       18
Item 13       Certain Relationships and Related Transactions ............................       18

PART IV

Item 14       Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K .....................................................       18

                                     PART I
                                  POPULAR, INC.


ITEM 1 BUSINESS

         Popular, Inc. (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $28.1 billion, total deposits of $14.8 billion and stockholders' equity of $2.0 billion at December 31, 2000. Based on total assets at December 31, 2000, the Corporation was the 35th largest bank holding company in the United States.

         The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated in 1893 and is Puerto Rico's largest bank with consolidated total assets of $19.8 billion, deposits of $10.7 billion and stockholders' equity of $1.3 billion at December 31, 2000. The Bank accounted for 70% of the total consolidated assets of the Corporation at December 31, 2000. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 199 branches and 478 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular's deposits are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular has three subsidiaries, Popular Leasing & Rental, Inc., Puerto Rico's largest vehicle leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 61 offices in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 21 offices in Puerto Rico. In May 2000, the Corporation acquired Centro Finance, a small finance company in Puerto Rico that subsequently merged into Popular Finance, Inc. Centro Finance had nine offices and a loan portfolio of approximately $27 million at acquisition date.

         The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. ("PIB") and GM Group, Inc. Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. Popular International Bank, Inc. ("PIB") owns the outstanding stock of Popular North America, Inc. ("PNA"), ATH Costa Rica and CREST. The last two corporations provide ATM switching and driving services in San Jose, Costa Rica. GM Group, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in ten countries through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2000, GM Group, Inc. had total assets of $72.2 million. In addition, Popular, Inc. has an 85% investment in Newco Mortgage Holding Corporation (d/b/a Levitt Mortgage), a mortgage banking organization with operations in Puerto Rico. At December 31, 2000, the assets of Levitt Mortgage totaled $7.3 million. On August 24, 2000, PIB sold its total investment in Banco Fiduciario, S.A., a commercial bank in the Dominican Republic, to the larger Banco Hipotecario Dominicano, but retained an option to acquire up to 20% of the resulting institution.

         PIB is a wholly-owned subsidiary of the Corporation organized in 1992 that operates as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.

         PNA, a wholly-owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation's mainland U.S. operations. As of December 31, 2000, PNA had five direct subsidiaries, all of which were wholly-owned: Banco Popular North America ("BPNA"), a full service commercial bank incorporated in New York State, Equity One, Inc. a diversified consumer finance company, Popular Cash Express, Inc., a retail financial services company, BanPonce Trust I, a statutory business trust, and Banco Popular, National Association ("Banco Popular, N.A.") chartered in Orlando, Florida. Banco Popular, N.A. commenced operations as a full service commercial bank on July 1, 2000. As of December 31, 2000, it operated one branch, its assets amounted to $21 million and it had deposits of $11.5 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, also commenced operations on July 1, 2000. Popular Insurance, Inc. is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2000, its assets amounted to $9 million. Popular Holdings USA, Inc., which previously was the holding company of BPNA, merged with and into PNA on November 1 , 2000.

         The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operated 32 branches, which accounted for aggregate assets of $2.1 billion and total deposits of $1.9 billion at December 31, 2000. BPNA also operated 21 branches in Illinois and 16 in California with total assets of $1.8 billion and $451 million, respectively, and deposits of $1.2 billion and $388 million, respectively. In addition, BPNA had 12 branches in New Jersey with total assets of $457 million and deposits of $417 million as of December 31, 2000 and nine branches in Florida with aggregate total assets of $200 million and deposits of $172 million. In Texas, BPNA operates five branches with aggregate assets of $273 million and total deposits of $97 million at the same date. In July 2000, the Corporation acquired Aurora National Bank in Chicago, Illinois which was merged into BPNA. Aurora Bank had two branches and approximately $111 million in deposits at acquisition date.

         The deposits of BPNA are insured under BIF by the FDIC.

         In addition, BPNA owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 11 offices in eight states and total assets of $105 million as of December 31, 2000.

         Equity One, Inc., a wholly owned subsidiary of PNA, is engaged in the business of granting personal and mortgage loans and providing dealer financing through 136 offices in 30 states. It had total assets of $2.1 billion as of December 31, 2000. Popular Cash Express, Inc., a wholly owned subsidiary of PNA, offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 86 offices and 46 mobile check cashing units in five states in the United States and in Washington, D.C. Its assets totaled $57.2 million as of December 31, 2000.

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

COMPETITION

         The business of banking is highly competitive. In addition to competition from other commercial banks, banks face significant competition from nonbank financial institutions. Savings associations compete aggressively with commercial banks for deposits and loans. Credit unions and finance companies are significant players in the consumer loan market. Investment firms and retailers are significant competitors for some types of business. Banks compete for deposits with a broad spectrum of other types of investments such as mutual funds, stocks and debt securities of corporations, and debt securities of the federal government, state governments and their respective agencies. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

         Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others: the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond markets and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in "Part I, Item 3. Legal Proceedings", is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

         The Corporation's business is described on pages 1 through 17 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

         The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act prior to recent legislation that significantly altered these rules, bank holding companies activities, and those of their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. See "- Financial Services Modernization" below for information about the recent legislation that changed these rules.

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA, Banco Popular is not permitted to operate a branch or agency that is located outside of its "home state", except to the extent that a national bank with the same home state is permitted to do so as described under "__ Interstate Banking Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.

         Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of Comptroller of the Currency ("OCC"). Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See "- Financial Services Modernization" below for information about recent legislation that changed these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         On March 9, 2000, Banco Popular entered into an agreement with the Federal Reserve Bank of New York that imposed a number of compliance, reporting and control requirements. A substantial portion of the required controls were implemented by Banco Popular prior to the date the agreement was signed. These requirements resulted in part from the activities of a former customer of Banco Popular who is under indictment for money laundering. Law enforcement authorities are conducting an ongoing investigation relating principally to the circumstances surrounding those activities and Banco Popular is cooperating fully in that investigation.

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

         At December 31, 2000, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the Corporation or its banking subsidiaries, and should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

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

         The capital-based prompt corrective action provisions of FDICIA apply to FDIC-insured depository institutions such as Banco Popular, BPNA and Banco Popular, N.A. but they are not directly applicable to holding companies such as the Corporation, PIB and PNA, which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

HOLDING COMPANY STRUCTURE

         Banco Popular, BPNA and Banco Popular, N.A. are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, BPNA and Banco Popular, N.A. to any of the Corporation, PIB, PNA, or any non-banking subsidiaries are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. For these purposes an institution's capital stock and surplus includes its total risk-based capital plus the balance of its allowance for loan losses not included therein. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts.

         Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular, BPNA and Banco Popular, N.A. are currently the only depository institution subsidiaries of the Corporation, PIB and PNA.

         Because the Corporation, PIB and PNA are holding companies, their right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of subsidiary depository institutions) except to the extent that the Corporation, PIB or PNA, as the case may be, may itself be a creditor with recognized claims against the subsidiary.

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution whose deposits are insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, BPNA and Banco Popular, N.A. are currently FDIC-insured depository institution subsidiaries of the Corporation. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary depository institution's cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.

DIVIDEND RESTRICTIONS

         The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts, as defined, against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts, as so defined, in excess of that account. At December 31, 2000, Banco Popular could have declared a dividend of approximately $205 million without the approval of the Federal Reserve Board

         The payment of dividends by Banco Popular, BPNA and Banco Popular, N.A. may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. In addition, all FDIC-insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "FDICIA" above.

         See "-Puerto Rico Regulation-General" below for a description of certain restrictions on Banco Popular's ability to pay dividends under Puerto Rico law.

FDIC INSURANCE ASSESSMENTS

         Banco Popular, BPNA and Banco Popular, N.A. are subject to FDIC deposit insurance assessments. Pursuant to the FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each FDIC-insured depository institution is also assigned to one of the following "supervisory subgroups": "A", "B" or "C". Group "A" institutions are financially sound institutions with only a few minor weaknesses; Group "B" institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group "C" institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

         Currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund ("SAIF") are to be assessed at an annual rate of between 0 cents and 27 cents per $100.00 of deposits.

         The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 1.96 cents per $100 of deposits. As of December 31, 2000, the Corporation had a BIF deposit assessment base of approximately $14.2 billion.

BROKERED DEPOSITS

         FDIC regulations adopted under FDICIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, BPNA or Banco Popular, N.A.

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 2000 and for the four previous years is presented in Table H "Capital Adequacy Data" on page F-14 in the "Management Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

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

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "leverage ratio") of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board's market risk capital measure. All other bank holding companies and member banks are required to maintain a leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets less all intangibles.

         Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 19 "Regulatory Capital Requirements" on pages F-47 and F-48 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See "- FDICIA".

INTERSTATE BANKING LEGISLATION

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may branch interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

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

         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well-capitalized (as described above) and well-managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company." A depository institution is deemed to be "well managed" if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a "satisfactory" composite rating and at least a "satisfactory" rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

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

         Various other legislation, including proposals to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.

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

         Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than its receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund as a reduction thereof. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

         Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by collateral. If a bank is authorized to establish one or more bank branches in a state of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches from the reserve requirements of Section 16. Pursuant to an order of the Federal Reserve Board dated November 24, 1982, Banco Popular has been exempted from the reserve requirements of the Federal Reserve System with respect to deposits payable in Puerto Rico.

         Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2000, the legal lending limit for the Bank under this provision was approximately $93.7 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

IBC ACT

         Under the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of PIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten business days following the date of the issue. Pursuant to the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not initiate the sale, encumbrance, assignment, merger or other transfer of shares if by such transaction a person or persons acting in concert could acquire direct or indirect control of 10% or more of any class of PIB's stock. Such authorization must be requested at least 30 days prior to the transaction.

         PIB must submit to the Office of the Commissioner a report of its condition and results of operation on a quarterly basis and its annual audited financial statements at the close of its fiscal year. Under the IBC Act, PIB may not deal with "domestic persons" as such term is defined in the IBC Act. Also, it may only engage in those activities authorized in the IBC Act, the regulations adopted thereunder and its license.

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

EMPLOYEES

         At December 31, 2000, the Corporation employed 10,651 persons. None of its employees are represented by a collective bargaining group.

SEGMENT DISCLOSURE

         Note 30 to the Financial Statements, "Segment Reporting" on pages F-57 and F-58 is herein incorporated by reference.

         The principal market for the Corporation is Puerto Rico, where the Corporation had $20 billion or 72% of its total assets as of December 31, 2000 and received $1.8 billion or 69% of its total revenues for the year then ended. Total assets, loans and deposits of commercial banks and financial institutions in Puerto Rico as of September 30, 2000 were estimated at $86 billion, $40 billion and $34 billion, respectively. At that date the Corporation's commercial banking operation in the island had an estimated market share of 28% and 31% in loans and deposits, respectively. As previously mentioned, the Corporation's leasing operation in Puerto Rico is the largest one in the island with an estimated 52% market share, while the mortgage and small loan company operations have market shares of approximately 22% and 11%, respectively.

ITEM 2.  PROPERTIES

         As of December 31, 2000, Banco Popular owned (and wholly or partially occupied) approximately 80 properties including centralized offices, operations, branch premises and other facilities throughout the Commonwealth of Puerto Rico. Banco Popular also owned 10 lots in Puerto Rico used as parking facilities for premises or held for future expansion or branches relocation and one building in the U.S. Virgin Island. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 136 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2000, BPNA had 116 offices (principally bank branches) of which 55 were owned and 61 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. The Corporation's management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

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

         Chicago building, a four-story building located at 4000-4008 West North Avenue, Chicago, Illinois. BPNA's full service branch, as well as BPNA's executive offices, human resources division and operation department, are the main activities conducted at this facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 2000 and the previous four years, as well as cash dividends declared is contained under Table I, "Common Stock Performance", on page F-15 and under the caption "Stockholders' Equity" on page F-14 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         As of February 28, 2001, the Corporation had 9,061 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ, was $27.25 per share.

         On August 4, 1999, a shelf registration statement filed by the Corporation, PIB and PNA with the Securities and Exchange Commission became effective. This shelf registration statement allows the Corporation, PIB and PNA to issue medium-term notes, debt securities and preferred stock in an aggregate amount of up to $1.5 billion. On September 7, 1999, PNA issued $250 million aggregate principal amount of medium-term notes due September 15, 2001 under this registration statement, leaving $1.25 billion aggregate amount of securities available for future issuance under this registration statement. These medium-term notes of PNA are, and any additional securities of PNA of PIB issued under the registration statement will be, fully and unconditionally guaranteed by the Corporation.

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

         On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) ("Capital Securities") through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of BanPonce Trust I's 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA's 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). The Capital Securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consist of $154,640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292,000 as of December 31, 2000. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

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

         A United States citizen who is a non-resident of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual's gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department, "Withholding Tax Exemption Certificate for the Purpose of Section 1147", is filed with the withholding agent.

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

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                                         Year ended December 31,
Ratio of Earnings to Fixed Charges:                       ------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                          ----       ----       ----       ----       ----
         Excluding Interest on Deposits                    1.6        1.7        1.8        1.8        2.0
         Including Interest on Deposits                    1.3        1.4        1.4        1.4        1.4
Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits                    1.6        1.7        1.8        1.8        2.0
         Including Interest on Deposits                    1.3        1.4        1.4        1.4        1.4

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

                                                                Year ended December 31,
                                       -----------------------------------------------------------------------
     (In thousands)                       2000            1999           1998           1997           1996
                                       ----------      ----------     ----------     ----------     ----------
Long-term obligations                  $1,451,912      $2,127,599     $1,582,160     $1,678,696     $1,111,713
Non-Cumulative preferred
 stock of the Corporation                 100,000         100,000        100,000        100,000        100,000

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages F-29 through F-68, and on page F-28 under the caption "Statistical Summary - Quarterly Financial Data" in the MD&A and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance", "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 15, 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information under the captions "Executive Compensation Program" and "Popular, Inc. Performance Graph" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information under the captions "Principal Stockholders" and "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation and its Subsidiaries" of the Corporation's Proxy Statement is incorporated herein by reference.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following financial statements and reports included on pages F-29 through F-67 of the financial review section of the Corporation's Annual Report to Shareholders, are incorporated herein by reference:

         (1)      Financial Statements:

                  Report of Independent Accountants
                  Consolidated Statements of Condition as of December 31, 2000
                    and 1999
                  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000
                  Consolidated Statements of Changes in Stockholders' Equity
                    for each of the years in the three-year period ended December 31, 2000
                  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2000
                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)      Exhibits

                  The exhibits listed on the Exhibits Index on page 21 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed one report on Form 8-K during the quarter ended December 31, 2000.

         Dated:  October 11, 2000

         Filed:   October 16, 2000

         Items reported: Item 5 - Other Events (Operational results for the quarter and nine month period ended September 30, 2000)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        POPULAR, INC.
                                               --------------------------------
                                                        (Registrant)



                                           By: S\RICHARD L. CARRION
                                               --------------------------------
                                               Richard L. Carrion
                                               Chairman of the Board, President
                                               and Chief Executive Officer
Dated:      02-07-2001                         (Principal Executive Officer)
         --------------

                                           By: S\JORGE A. JUNQUERA
                                               --------------------------------
                                               Jorge A. Junquera
                                               Senior Executive Vice President
Dated:      02-07-2001                         (Principal Financial Officer)
         -----------------

                                           By: S\AMILCAR L. JORDAN
                                               --------------------------------
                                               Amilcar L. Jordan
                                               Senior Vice President
Dated:      02-07-2001                         (Principal Accounting Officer)
         ----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



S\RICHARD L. CARRION                Chairman of the Board,
---------------------------         President and Chief
Richard L. Carrion                  Executive Officer               02-07-2001
                                                                  ------------


---------------------------         Vice Chairman of
Antonio Luis Ferre                  the Board
                                                                  ------------

S\JUAN J. BERMUDEZ
---------------------------
Juan J. Bermudez                    Director                        02-07-2001
                                                                  ------------

S\FRANCISCO J. CARRERAS
---------------------------
Francisco J. Carreras               Director                        02-07-2001
                                                                  ------------

S\DAVID H. CHAFEY, JR.
---------------------------
David H. Chafey Jr.                 Director                        02-07-2001
                                                                  ------------


S\HECTOR R. GONZALEZ
---------------------------
Hector R. Gonzalez                  Director                        02-07-2001
                                                                  ------------

S\JORGE A. JUNQUERA
---------------------------
Jorge A. Junquera                   Director                        02-07-2001
                                                                  ------------


S/MANUEL MORALES JR
---------------------------
Manuel Morales Jr.                  Director                        02-07-2001
                                                                  ------------

S\ALBERTO M. PARACCHINI
---------------------------
Alberto M. Paracchini               Director                        02-07-2001
                                                                  ------------

S\FRANCISCO M. REXACH, JR.
---------------------------
Francisco M. Rexach Jr.             Director                        02-07-2001
                                                                  ------------

S/FELIX J. SERRALLES JR
---------------------------
Felix J. Serralles Jr.              Director                        02-07-2001
                                                                  ------------

S/JULIO E. VIZCARRONDO JR
---------------------------
Julio E. Vizcarrondo Jr.            Director                        02-07-2001
                                                                  ------------

                                  EXHIBIT INDEX

     EXHIBIT NO.                                      DESCRIPTION
     -----------  --------------------------------------------------------------------------------------------------
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

         4.21     Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.)
                  BanPonce Corporation (Popular, Inc) and the First National Bank of Chicago, as Debenture
                  Trustee (incorporated herein by reference to Exhibit (4)(a) of Popular's Current Report on
                  Form 8-K (File No. 0-13818), dated and file on February 19, 1997).

         4.22     Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp.,
                  (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as
                  Guarantor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware,
                  Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated herein by reference to Exhibit (4)(f) of Popular's Current Report on Form 8-K (File No. 0-13818)
                  dated and file on February 19, 1997).

         4.23     Form of Capital Security Certificate for BanPonce Trust I (incorporated herein by reference to Exhibit (4)(g) of Popular's Current Report on Form 8-K (File No. 0-13818) dated and file on February 19, 1997).

         4.24     Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp.,
                  (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.)as
                  Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee
                  (incorporated herein by reference to Exhibit (4)(h) of Popular's Current Report on Form 8-K
                  (File No. 0-13818) dated and file on February 19, 1997).

         4.25     Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp.
                  (Popular North America, Inc.) (incorporated herein by reference to Exhibit (4)(i) of
                  Popular's Current Report on Form 8-K (File No. 0-13818) dated and file on February 19,
                  1997).

         4.26     Form of Subordinated Note of Popular, Inc. (incorporated herein by reference to Exhibit 4.10 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File
                  No. 0-13818).

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

         10.15    Banco Popular de Puerto Rico Employees' Stock Plan (Puerto Rico) (incorporated herein by reference to Popular's Registration Statement on Form S-8 (333-80169), dated June 8, 1999).

         10.15a   Certificate of Resolution of the Board of Director of Banco Popular de Puerto Rico,
                  authorizing Amendments to the Banco Popular de Puerto Rico Employees' Stock Plan (Puerto
                  Rico).

         10.16    Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24,
                  1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                  & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation.

         10.17    Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
                  Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation.


         10.18    Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated
                  September 24, 1996, among Banco Popular de Puerto Rico and The Chase Manhattan Bank.

         10.19    Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September
                  24, 1996, among Banco Popular de Puerto Rico and The Chase Manhattan Bank.

         10.20    Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September
                  24, 1996, among Banco Popular de Puerto Rico and The Chase Manhattan Bank.

         10.21    Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September
                  24, 1996, among Banco Popular de Puerto Rico and The Chase Manhattan Bank.

         10.22    Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to the Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco
                  Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith
                  Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation.

         10.23    Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank
                  Notes, dated September 24, 1996.

         10.24    Amended and Restated Credit Agreement, dated October 13, 2000, among Popular, Inc., Popular
                  North America, Inc., The Lenders named Herein, The Chase Manhattan Bank, as Administrative
                  Agent for The Lenders and Bank One, N.A. and Barclays Bank PLC-Miami Agency, as Agents for
                  the Lenders and Chase Securities, Inc., as advisor, arranger and book manager.

         10.25    Distribution Agreement, dated October 6, 1995, among BanPonce Corporation (Popular, Inc.),
                  Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First Boston Corporation and First
                  Chicago Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.7 of Popular's
                  Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-13818).

         10.26    Amendment No. 2, dated October 6, 1995, to The Distribution Agreement, dated October 11,
                  1991, as amended on December 2, 1993, and supplemented on June 16, 1993 and August 1, 1994, among BanPonce Financial Corp. (Popular North America, Inc.), BanPonce Corporation (Popular,
                  Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated, CS First Boston Corporation and
                  First Chicago Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.12 of
                  Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No.
                  0-13818).

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         13.1     Popular's Annual Report to Shareholders for the year ended December 31, 2000.

         21.1     Schedule of Subsidiaries of Popular, Inc.

         23.1     Consents of Independent Accountants.

         99.1     Popular's Proxy Statement for the April 23, 2001 Annual Meeting of Stockholders.

                  Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.