Form 10-Q
period 2001-03-31
POPULAR INC
filed 2001-05-15
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2001              Commission file number   0-13818
                   --------------                                       -------

                                  POPULAR, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Puerto Rico                                               66-041-6582
------------------------                                     -------------------
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
                                                     --------------

Not Applicable (Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                           136,189,956
------------------------------           ---------------------------------------
(Title of Class)                         (Shares Outstanding as of May 15, 2001)

                                  POPULAR, INC.

                                      INDEX


Part I - Financial Information                                                                               Page
------------------------------                                                                              -----
Item 1.  Financial Statements

           Unaudited Consolidated Statements of Condition as of March 31, 2001,
             December 31, 2000 and March 31, 2000                                                               3

           Unaudited Consolidated Statements of Income for the quarters
             ended March 31, 2001 and 2000                                                                      4

           Unaudited Consolidated Statements of Comprehensive Income (Loss) for
             the quarters ended March 31, 2001 and 2000                                                         5

           Unaudited Consolidated Statements of Cash Flows for the quarters ended
             March 31, 2001 and 2000                                                                            6

           Notes to unaudited Consolidated Financial Statements                                              7-20

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                        21-33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            24


Part II - Other Information

   Item 1.  Legal proceedings                                                                                  33

   Item 2.  Changes in securities - None                                                                      N/A

   Item 3.  Defaults upon senior securities - None                                                            N/A

   Item 4.  Submission of matters to a vote of security holders - None                                        N/A

   Item 5.  Other information                                                                                  33

   Item 6.  Exhibits and reports on Form 8-K                                                                   33

               Signature                                                                                       34

         FORWARD-LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors could cause actual results to differ from those contemplated by such forward-looking statements.

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                   MARCH 31,        December 31,        March 31,
(In thousands)                                                                       2001               2000               2000
                                                                                 ------------       ------------       ------------
ASSETS

Cash and due from banks                                                          $    639,808       $    726,051       $    606,383
                                                                                 ------------       ------------       ------------

Money market investments:
    Federal funds sold and securities purchased under
      agreements to resell                                                            961,126          1,057,320            850,216
    Time deposits with other banks                                                      8,397             10,908             41,692
    Banker's acceptances                                                                  776                390                744
                                                                                 ------------       ------------       ------------
                                                                                      970,299          1,068,618            892,652
                                                                                 ------------       ------------       ------------

Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge                           2,996,080          3,657,729          2,661,273
     Other investment securities available-for-sale                                 4,685,210          5,138,195          4,346,297
Investment securities held-to-maturity, at cost                                       312,170            264,731            293,177
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge                             148,149            124,016            182,126
     Other trading securities                                                          69,721             29,057             26,347
Loans held-for-sale                                                                   834,242            823,901            556,813
                                                                                 ------------       ------------       ------------
Loans                                                                              16,016,458         15,580,379         15,001,946
 Less - Unearned income                                                               341,223            347,195            357,828
        Allowance for loan losses                                                     305,295            290,653            293,442
                                                                                 ------------       ------------       ------------
                                                                                   15,369,940         14,942,531         14,350,676
                                                                                 ------------       ------------       ------------

Premises and equipment                                                                403,263            405,772            437,932
Other real estate                                                                      27,638             23,518             32,448
Customers' liabilities on acceptances                                                   1,941              1,647              8,308
Accrued income receivable                                                             202,088            202,540            167,853
Other assets                                                                          376,801            367,150            438,706
Intangible assets                                                                     274,808            281,595            301,034
                                                                                 ------------       ------------       ------------
                                                                                 $ 27,312,158       $ 28,057,051       $ 25,302,025
                                                                                 ============       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing                                                         $  3,001,269       $  3,109,885       $  2,998,252
    Interest bearing                                                               12,091,910         11,695,022         11,339,609
                                                                                 ------------       ------------       ------------
                                                                                   15,093,179         14,804,907         14,337,861
  Federal funds purchased and securities sold under
    agreements to repurchase                                                        4,053,012          4,964,115          4,151,527
  Other short-term borrowings                                                       3,067,197          4,369,212          2,441,885
  Notes payable                                                                     2,233,968          1,176,912          1,965,160
  Acceptances outstanding                                                               1,941              1,647              8,308
  Other liabilities                                                                   463,976            470,687            418,985
                                                                                 ------------       ------------       ------------
                                                                                   24,913,273         25,787,480         23,323,726
                                                                                 ------------       ------------       ------------
  Subordinated notes                                                                  125,000            125,000            125,000
                                                                                 ------------       ------------       ------------

  Preferred beneficial interests in Popular North
    America's Junior subordinated deferrable interest debentures
    guaranteed by the Corporation                                                     150,000            150,000            150,000
                                                                                 ------------       ------------       ------------
  Commitments and contingencies (See Note 6)
                                                                                 ------------       ------------       ------------
Minority interest in consolidated subsidiaries                                            911                927             21,006
                                                                                 ------------       ------------       ------------

Stockholders' equity:
  Preferred stock                                                                     100,000            100,000            100,000
  Common stock                                                                        830,934            830,356            828,254
  Surplus                                                                             262,748            260,984            245,719
  Retained earnings                                                                   915,394            865,082            734,681
  Treasury stock-at cost                                                              (66,136)           (66,214)           (64,150)
  Accumulated other comprehensive income (loss), net of  tax of $27,283
   (December 31, 2000 - $1,683; March 31, 2000 - ($40,709))                            80,034              3,436           (162,211)
                                                                                 ------------       ------------       ------------
                                                                                    2,122,974          1,993,644          1,682,293
                                                                                 ------------       ------------       ------------
                                                                                 $ 27,312,158       $ 28,057,051       $ 25,302,025
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                    Quarters ended
                                                                                       March 31,

(In thousands, except per share information)                                      2001            2000
                                                                                --------        --------
INTEREST INCOME:
 Loans                                                                          $393,565        $376,520
 Money market investments                                                         15,306          13,248
 Investment securities                                                           138,059         112,130
 Trading account securities                                                        3,521           3,903
                                                                                --------        --------
                                                                                 550,451         505,801
                                                                                --------        --------

INTEREST EXPENSE:
 Deposits                                                                        132,777         122,474
 Short-term borrowings                                                           120,521         102,825
 Long-term debt                                                                   41,436          38,262
                                                                                --------        --------
                                                                                 294,734         263,561
                                                                                --------        --------

Net interest income                                                              255,717         242,240
Provision for loan losses                                                         50,034          50,013
                                                                                --------        --------
Net interest income after provision for loan losses                              205,683         192,227
Service charges on deposit accounts                                               34,658          30,223
Other service fees                                                                58,175          47,365
Gain on sale of securities                                                           290          13,264
Trading account profit                                                               309             817
Other operating income                                                            21,535          24,057
                                                                                --------        --------
                                                                                 320,650         307,953
                                                                                --------        --------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                                         77,778          78,594
 Profit sharing                                                                    5,097           4,132
 Pension and other benefits                                                       22,019          20,498
                                                                                --------        --------
                                                                                 104,894         103,224
 Net occupancy expenses                                                           17,195          16,559
 Equipment expenses                                                               24,127          23,434
 Other taxes                                                                       8,810           8,575
 Professional fees                                                                15,385          17,678
 Communications                                                                   11,887          10,802
 Business promotion                                                               10,545          14,087
 Printing and supplies                                                             4,319           5,172
 Other operating expenses                                                         15,931          18,381
 Amortization of intangibles                                                       6,876           8,592
                                                                                --------        --------
                                                                                 219,969         226,504
                                                                                --------        --------
Income before income tax, minority interest and cumulative
  effect of accounting changes                                                   100,681          81,449
Income tax                                                                        27,151          18,756
Net loss of minority interest                                                         16           1,496
                                                                                --------        --------
Income before cumulative effect of accounting changes                             73,546          64,189
Cumulative effect of accounting changes, net of tax                                  686
                                                                                --------        --------
NET INCOME                                                                      $ 74,232        $ 64,189
                                                                                ========        ========
NET INCOME APPLICABLE TO COMMON STOCK                                           $ 72,145        $ 62,102
                                                                                ========        ========
EARNINGS PER COMMON SHARE (BASIC AND DILUTED) (BEFORE
AND AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGES)                              $   0.53        $   0.46
                                                                                ========        ========
DIVIDENDS DECLARED PER COMMON SHARE                                             $   0.16        $   0.16
                                                                                ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                    Quarters ended
                                                                                       March 31,

(In thousands)                                                                    2001            2000
                                                                                --------        --------

Net  Income                                                                     $ 74,232        $ 64,189
                                                                                --------        --------

Other comprehensive Income (loss), net of tax:
  Foreign currency translation adjustment                                           (126)           (385)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (loss) arising during the
     period, net of tax of $25,903 (2000 - ($1,327)) for the quarter              77,098         (10,828)

       Less: reclassification adjustment for gains included
        in net income, net of tax of $78 (2000 - $3,389)                             212          10,290
    Net loss on cash flow hedges, net of tax of ($255) in 2001                      (652)
      Less: reclassification adjustment for losses included
       in net income, net of tax of  ($112) in 2001                                 (175)
   Cumulative effect of accounting change                                            254
     Less: reclassification adjustment for losses included
       in net income, net of tax of ($37) in 2001                                    (61)
                                                                                --------        --------

   Total other comprehensive income (loss)                                      $ 76,598        ($21,503)
                                                                                --------        --------
   Comprehensive income                                                         $150,830        $ 42,686
                                                                                ========        ========

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

                                                                                 MARCH 31,    December 31,     March 31,
(In thousands)                                                                     2001           2000            2000
                                                                                 ---------    ------------     ---------
Foreign currency translation adjustment                                          $ (1,010)      $   (884)      $  (1,650)
Unrealized gains (losses) on securities                                            81,206          4,320        (160,561)
Unrealized losses on derivatives                                                     (477)
Cumulative effect of accounting change                                                315
                                                                                 --------       --------       ---------

Accumulated other comprehensive income (loss)                                    $ 80,034       $  3,436       $(162,211)
                                                                                 ========       ========       =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    For the Quarters ended
                                                                                           March 31,

(In thousands)                                                                     2001                 2000
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $    74,232         $    64,189
                                                                                -----------         -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                         19,187              18,921
     Provision for loan losses                                                       50,034              50,013
     Net amortization of intangibles                                                  6,876               8,592
     Net gain on sale of investment securities available-for-sale                      (290)            (13,264)
     Net gain on disposition of premises and equipment                                  (51)                 (2)
     Net loss (gain) on sale of loans                                                    75              (1,833)
     Net amortization of premiums and accretion of discounts
     on investments                                                                     345                 788
     Net (increase) decrease  in loans held-for-sale                                (10,341)             62,485
     Net amortization of deferred loan fees and costs                                (4,444)               (117)
     Net (increase) decrease in trading securities                                  (64,797)             28,137
     Net decrease in interest receivable                                                452               7,893
     Net decrease (increase) in other assets                                         11,635             (47,352)
     Net decrease in interest payable                                               (33,536)            (33,207)
     Net increase in deferred and current taxes                                      18,202               7,700
     Net increase in postretirement benefit obligation                                5,190               2,433
     Net increase (decrease) in other liabilities                                     8,482              (9,849)
                                                                                -----------         -----------
Total adjustments                                                                     7,019              81,338
                                                                                -----------         -----------
Net cash provided by operating activities                                            81,251             145,527
                                                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                           98,319              93,342
  Purchases of investment securities held-to-maturity                            (1,275,544)         (4,517,627)
  Maturities of investment securities held-to-maturity                            1,318,287           4,036,370
  Purchases of investment securities available-for-sale                            (774,340)           (513,212)
  Maturities of investment securities available-for-sale                          1,675,535           1,232,543
  Proceeds from sales of investment securities available-for-sale                   217,115              77,078
  Net disbursements on loans                                                       (468,242)           (632,163)
  Proceeds from sale of loans                                                       104,922             214,533
  Acquisition of loan portfolios                                                   (157,698)
  Cash received in acquisition                                                                              715
  Acquisition of premises and equipment                                             (18,132)            (18,657)
  Proceeds from sale of premises and equipment                                        1,505               2,779
                                                                                -----------         -----------
Net cash provided by (used in) investing activities                                 721,727             (24,299)
                                                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                          288,272             164,146
  Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                             (911,103)           (262,953)
  Net decrease in other short-term borrowings                                    (1,302,015)           (170,941)
  Net proceeds of notes payable                                                   1,057,056             112,560
  Dividends paid                                                                    (23,850)            (23,810)
  Proceeds from issuance of common stock                                              2,342               2,457
  Treasury stock sold                                                                    77
                                                                                -----------         -----------
Net cash used in financing activities                                              (889,221)           (178,541)
                                                                                -----------         -----------
Net decrease in cash and due from banks                                             (86,243)            (57,313)
Cash and due from banks at beginning of period                                      726,051             663,696
                                                                                -----------         -----------
Cash and due from banks at end of period                                        $   639,808         $   606,383
                                                                                ===========         ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the United States and the U.S. and British Virgin Islands. The Corporation is also engaged in mortgage and consumer lending, lease financing, investment banking and broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States, and the Caribbean and Central America. Note 11 to the consolidated financial statements presents further information about the Corporation's business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2001 presentation.

NOTE 2 - ACCOUNTING CHANGES

Accounting for derivative and hedging activities.

On January 1, 2001 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended. SFAS 133 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

The statements require the recognition of all derivatives on the balance sheet at their fair value. On the date that a derivative contract is entered into, it may be designated as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows associated with a recognized asset or liability (a "cash flow" hedge); (3) a foreign -currency fair-value or cash flow hedge (a "foreign currency" hedge);
(4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes ( a "trading" or "non-hedging" instrument). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative-translation-adjustment account within other comprehensive income. Changes in the fair value of derivatives not designated as hedges or that do not meet the hedging criteria are reported in current-period earnings.

Certain derivative instruments contain embedded derivatives. When (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and may be designated as either (1) a fair-value, cash flow, or foreign-currency hedge or (2) a trading or non-hedging derivative instrument.

In accordance with the transition provisions of SFAS 133, the Corporation recorded a $686 net-of-tax cumulative effect adjustment in earnings as of January 1, 2001. In addition, the Corporation recorded $254 net-of-tax cumulative-effect adjustment in other comprehensive income as of January 1, 2001.

The Corporation expects that within the next twelve months it will reclassify as a loss $61 of the transition adjustment that was recorded in accumulated other comprehensive income.

Upon adopting FAS 133, the Corporation also reclassified $29,526 of held-to-maturity securities as available-for-sale securities recognizing a gain of $390 included as a cumulative effect in other comprehensive income. Under the provisions of SFAS 133, such a reclassification does not call into question the Corporation's intent to hold current or future debt securities until their maturity.

Transfer and Servicing of Financial Assets and Liabilities

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125," was issued by the Financial Accounting Standard Board. The statement's provisions requiring the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral were adopted by the Corporation in the year ended December 31, 2000. SFAS 140 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The latter provisions are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. Management believes that the adoption of these provisions will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of March 31, 2001 and the amortized cost and market value (or fair value for certain investment securities when no market quotations are available) for the following investment securities were as follows:

Investment securities available-for-sale:

                                                                MARCH 31,               December 31,               March 31,
                                                                  2001                      2000                      2000
                                                         -----------------------   -----------------------   -----------------------


                                                         AMORTIZED      MARKET     Amortized      Market     Amortized      Market
                                                            COST         VALUE        Cost         Value       Cost          Value
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                                                        (In thousands)
U.S. Treasury (average maturity of 1 year
  and 5 months)                                          $  737,645   $  753,179   $1,140,544   $1,146,744   $1,716,151   $1,698,684
Obligations of other U.S. Government
  Agencies and corporations (average
  Maturity of 4 years and 8 months)                       4,304,337    4,337,142    5,001,672    4,977,669    3,292,509    3,145,455
Obligations of Puerto Rico, states and
  Political subdivisions (average maturity
  of 9 years and 7 months)                                   65,780       67,843       70,678       71,278       77,330       76,896
Collateralized mortgage obligations (average
  Maturity of 23 years and 8 months)                      1,634,808    1,642,109    1,552,544    1,553,285    1,350,727    1,318,300
Mortgage-backed securities (average maturity
  of 24 years and 1 month)                                  486,585      493,796      700,844      695,987      470,304      473,110
Equity securities (without contractual maturity)            233,808      275,902      229,547      255,651      228,117      225,723
Others (average maturity of 15 years and 7 months)          109,142      111,319       94,092       95,310       73,702       69,402
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                         $7,572,105   $7,681,290   $8,789,921   $8,795,924   $7,208,840   $7,007,570
                                                         ==========   ==========   ==========   ==========   ==========   ==========

Investment securities held-to-maturity:


                                                                    MARCH 31,             December 31,              March 31,
                                                                      2001                    2000                    2000
                                                              --------------------    --------------------    --------------------

                                                              AMORTIZED    MARKET    Amortized     Market    Amortized     Market
                                                                COST        VALUE        Cost       Value        Cost       Value
                                                              --------    --------    --------    --------    --------    --------
                                                                                        (In thousands)
Obligations of other U.S. Government agencies and
  Corporations (average maturity of 1 month)                  $ 18,483    $ 18,524    $ 11,061    $ 11,095
Obligations of Puerto Rico, states and
  Political subdivisions (average maturity of 1 month)          99,958      99,958     118,595     117,467    $147,114    $147,781
Collateralized mortgage obligations (average
  Maturity of 11 years and 6 months)                            89,782      93,385      12,369      12,228      17,396      17,188
Mortgage-backed securities                                                              18,744      19,110      22,250      22,164
Others (average maturity of 3 years and 5 months)              103,947     101,008     103,962      98,672     106,417     101,349
                                                              --------    --------    --------    --------    --------    --------
                                                              $312,170    $312,875    $264,731    $258,572    $293,177    $288,482
                                                              ========    ========    ========    ========    ========    ========

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities differ from their contractual maturities because they may be subject to prepayments.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities available-for-sale.

NOTE 4 - PLEDGED ASSETS

At March 31, 2001 and 2000, securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other borrowings.

The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

                                                                                  MARCH 31,     December 31,      March 31,
(In thousands)                                                                      2001            2000            2000
                                                                                 ----------     ------------     ----------
Investment securities available-for-sale                                         $1,517,743      $1,617,134      $1,590,008
Investment securities held-to-maturity                                                5,975           6,798           9,884
Loans                                                                               929,658         777,118         665,761
                                                                                 ----------      ----------      ----------

                                                                                 $2,453,376      $2,401,050      $2,265,653
                                                                                 ==========      ==========      ==========


Securities that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

NOTE 5 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts and interest-rate caps, floors and put options embedded in interest bearing contracts.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of March 31, 2001 the total amount

(net of tax) included in accumulated other comprehensive income pertaining to a swap that matures on May 2002, was an unrealized loss of $451.

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of March 31, 2001 the total amount (net of tax) included in accumulated other comprehensive income pertaining to future and forward contracts was an unrealized loss of $101. These contracts have a maximum maturity of 120 days.

To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market and at the same time into foreign exchange contracts with third parties under the same terms and conditions. As of March 31, 2001, the Corporation included $14 and $14 in other assets and other liabilities, respectively, pertaining to the fair value of these contracts.

The Corporation enters into options on swaps ("swaption") derivative securities, which combine the characteristics of interest rate swaps and options. These swaptions are related to certificates of deposit with returns linked to the Standard and Poor's 500 index through an embedded option which has been bifurcated from the host contract, and in accordance with the pronouncement does not qualify for hedge accounting.

As of March 31, 2001, the Corporation had recognized a derivative asset of $15,103 based on the fair value of the swaptions and a derivative liability of $14,609 based on the fair value of the bifurcated option, these amounts are included in other assets and deposits, respectively. For the quarter ended March 31, 2001, the Corporation recognized a loss of $631 as a result of the changes in fair value of the non-hedging derivatives included in other income.

The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contract and therefore as stated in FAS 133, are not bifurcated from the host contract.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at March 31, 2001, amounted to $11,049 and $118,846, respectively (March 31, 2000 - $18,190 and $69,568; December 31, 2000
- $13,962 and $103,175). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 7 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Preferred Beneficial Interests in Popular North America's Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust 1 are fully and unconditionally guaranteed by the Corporation. The assets of

BanPonce Trust 1 consisted of $154,640 of Junior Subordinated Debentures and a related accrued interest receivable of $1,073. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

NOTE 8 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At March 31, 2001, there were 138,489,075 (March 31, 2000 - 138,042,365;
December 31, 2000 - 138,392,822) shares issued and 136,101,782 (March 31, 2000 -
135,747,610; December 31, 2000 - 135,998,617) shares outstanding. As of March 31, 2001, a total of 2,387,293 (March 31, 2000 - 2,294,755; December 31, 2000 -
2,394,205) common shares with a total cost of $66,136 (March 31, 2000 - $64,150;
December 31, 2000 - $66,214) were maintained as treasury stock. Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000 shares, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at March 31, 2001, March 31, 2000 and December 31, 2000.

NOTE 9 - EARNINGS PER COMMON SHARE

Earnings per common share (EPS) are calculated based on net income applicable to common stockholders which amounted to $72,145 for the first quarter of 2001 (2000 - $62,102), after deducting the dividends on preferred stock. EPS are based on 136,111,025 average shares outstanding for the first quarter of 2001 (2000 - 135,763,765).

NOTE 10 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the three-month period ended March 31, 2001, the Corporation paid interest and income taxes amounting to $328,270 and $3,068, respectively (2000 - $296,768 and $4,157). In addition, the loans receivable transferred to other real estate and other property for the three-month period ended March 31, 2001, amounted to $11,474 and $7,621, respectively (2000 - $9,872 and $5,464).

NOTE 11 - SEGMENT REPORTING

Popular, Inc. operates three major reportable segments: commercial banking, mortgage and consumer lending, and lease financing. Management has determined its reportable segments based on legal entity, which is the way that operating decisions and performance is measured. These entities have then been aggregated by products, services and markets with similar characteristics.

The Corporation's commercial banking segment includes all banking subsidiaries, which provide individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking and servicing, asset management, credit cards and other financial services. These services are offered through a delivery system of branches throughout Puerto Rico, the U.S. and British Virgin Islands and the United States.

The Corporation's mortgage and consumer lending segment includes those non-banking subsidiaries whose principal activity is originating mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One and Levitt Mortgage.

The Corporation's lease financing segment provides financing for vehicles and equipment through Popular Leasing and Rental, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, investment banking and broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software. As of March 31, 2000 it also included the banking operations of Banco Fiduciario in the Dominican Republic.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarter ended March 31, 2001 and 2000.

                                                                 MORTGAGE
                                                 COMMERCIAL      CONSUMER     LEASE
                                                   BANKING       LENDING     FINANCING      OTHER       ELIMINATIONS        TOTAL
                                                 -----------    ----------   ---------    ----------    ------------    -----------
(IN THOUSANDS)                                                                    MARCH 31, 2001
                                                -----------------------------------------------------------------------------------
Net interest income (loss)                      $   219,864    $   26,024    $ 11,091    $   (1,225)    $       (37)    $   255,717
Provision for loan losses                            36,327         9,339       4,368                                        50,034
Other income                                         59,001        12,574       4,963        40,211          (1,782)        114,967
Amortization expense                                  5,461           182         189         1,044                           6,876
Depreciation expense                                 14,574           916       2,645         1,052                          19,187
Other operating expenses                            136,647        21,182       4,858        31,419            (200)        193,906
Minority interest                                                      16                                                        16
Income tax                                           21,388         2,517       1,476         2,165            (395)         27,151
Cumulative effect of accounting changes                 686                                                                     686
                                                -----------    ----------    --------    ----------     -----------     -----------
   Net income                                   $    65,154    $    4,478    $  2,518    $    3,306     $    (1,224)    $    74,232
                                                ===========    ==========    ========    ==========     ===========     ===========
   Segment assets                               $22,845,084    $3,186,191    $999,771    $6,486,056     $(6,204,944)    $27,312,158
                                                ===========    ==========    ========    ==========     ===========     ===========


                                                                 MORTGAGE
                                                 COMMERCIAL      CONSUMER     LEASE
                                                   BANKING       LENDING     FINANCING      OTHER       ELIMINATIONS        TOTAL
                                                 -----------    ----------   ---------    ----------    ------------    -----------
(IN THOUSANDS)                                                                    MARCH 31, 2001
                                                -----------------------------------------------------------------------------------
Net interest income                              $   208,354    $   22,566    $ 11,010    $      343    $       (33)    $   242,240
Provision for loan losses                             38,443         5,483       4,395         1,692                         50,013
Other income                                          64,417        10,587       6,310        36,416         (2,004)        115,726
Amortization expense                                   7,022           161         188         1,221                          8,592
Depreciation expense                                  14,216           471       2,422         1,812                         18,921
Other operating expenses                             150,787        19,539       6,107        23,608         (1,050)        198,991
Minority interest                                                                              1,496                          1,496
Income tax                                            12,351         2,584       1,604         2,482           (265)         18,756
                                                 -----------    ----------    --------    ----------    -----------     -----------
   Net income                                    $    49,952    $    4,915    $  2,604    $    7,440    $      (722)    $    64,189
                                                 ===========    ==========    ========    ==========    ===========     ===========
   Segment Assets                                $21,465,088    $2,235,598    $859,451    $6,332,797    $(5,590,909)    $25,302,025
                                                 ===========    ==========    ========    ==========    ===========     ===========

GEOGRAPHIC INFORMATION

                                                        MARCH 31,      March 31,
                                                          2001            2000
                                                        ---------      ---------
                                                             (In thousands)
Revenues*
Puerto Rico                                             $474,690        $430,572
United States                                            174,707         159,853
Other                                                     16,021          31,102
                                                        --------        --------
Total consolidated revenues                             $665,418        $621,527
                                                        ========        ========

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain on sale of securities, trading account profit, and other income.

                                                         MARCH 31,       December 31,      March 31,
                                                           2001             2000              2000
                                                       -----------      ------------     -----------
                                                                       (In thousands)
Selected Balance Sheet Information:
Puerto Rico
     Total assets                                       $19,027,161      $20,146,184      $17,533,379
     Loans                                                9,438,485        9,370,627        8,782,436
     Deposits                                            10,115,789        9,974,677        9,734,120
United States
     Total assets                                       $ 7,606,022      $ 7,246,259      $ 6,736,396
     Loans                                                6,651,016        6,264,014        5,742,799
     Deposits                                             4,171,534        4,107,994        3,624,759
Other
     Total assets                                       $   678,975      $   664,608      $ 1,032,250
     Loans                                                  419,976          422,444          675,696
     Deposits                                               805,856          722,236          978,982

NOTE 12 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF GUARANTEED REGISTERED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of March 31, 2001, December 31, 2000 and March 31, 2000, and the results of their operations and cash flows for the quarters ended March 31, 2001 and 2000. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of February 28, 2001, November 30, 2000 and February 29, 2000, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under various shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from Banco Popular de Puerto Rico (BPPR).

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2001, BPPR could have declared a dividend of approximately $116,465 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2001
(UNAUDITED)

                                       Popular, Inc.       PIBI           PNA           All Other    Elimination    Popular, Inc.
(In thousands)                          Holding Co.     Holding Co.    Holding Co.    Subsidiaries     Entries      Consolidated
                                       -------------    -----------    -----------    ------------   -----------    -------------
ASSETS
Cash and due from banks                 $       179     $        22    $       151    $   711,407   $   (71,951)    $   639,808
Money market investments                     15,217             311          2,668      1,955,547    (1,003,444)        970,299
Investment securities
  available-for-sale,
  at market value                           163,864          16,433          6,565      7,497,477        (3,049)      7,681,290
Investment securities
  held-to-maturity, at
  amortized cost                                                                          466,810      (154,640)        312,170
Trading account securities,
  at market value                                                                         217,870                       217,870
Investment in subsidiaries,
  at equity                               2,125,613         546,648        747,446        135,481    (3,555,188)
Loans held-for-sale, at lower
  of cost or market                                                                       834,242                       834,242
                                        -----------     -----------    -----------    -----------   -----------     -----------
Loans                                       479,444          22,500      2,132,294     16,094,386    (2,712,166)     16,016,458
 Less - Unearned income                                                                   341,223                       341,223
        Allowance for loan
          losses                                                                          305,295                       305,295
                                        -----------     -----------    -----------    -----------   -----------     -----------
                                            479,444          22,500      2,132,294     15,447,868    (2,712,166)     15,369,940
                                        -----------     -----------    -----------    -----------   -----------     -----------
Premises and equipment                                                                    403,263                       403,263
Other real estate                                                                          27,638                        27,638
Customers' liabilities on
  acceptances                                                                               1,941                         1,941
Accrued income receivable                     1,084           1,124         11,899        205,367       (17,386)        202,088
Other assets                                 23,923             993          4,984        348,259        (1,358)        376,801
Intangible assets                                                                         275,230          (422)        274,808
                                        -----------     -----------    -----------    -----------   -----------     -----------
                                        $ 2,809,324     $   588,031    $ 2,906,007    $28,528,400   $(7,519,604)    $27,312,158
                                        ===========     ===========    ===========    ===========   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                           $ 3,073,163   $   (71,894)    $ 3,001,269
       Interest bearing                                                                12,150,044       (58,134)     12,091,910
                                        -----------     -----------    -----------    -----------   -----------     -----------
                                                                                       15,223,207      (130,028)     15,093,179
  Federal funds purchased and
    securities sold under Agreements
    to repurchase                                                      $    79,000      4,127,355      (153,343)      4,053,012
  Other short-term borrowings           $    12,184     $     5,693      1,055,433      3,524,039    (1,530,152)      3,067,197
  Notes payable                             504,861                      1,207,049      2,639,290    (2,117,232)      2,233,968
  Acceptances outstanding                                                                   1,941                         1,941
  Other liabilities                          44,305             283         27,298        414,926       (22,836)        463,976
                                        -----------     -----------    -----------    -----------   -----------     -----------
                                            561,350           5,976      2,368,780     25,930,758    (3,953,591)     24,913,273
                                        -----------     -----------    -----------    -----------   -----------     -----------
  Subordinated notes                        125,000                                                                     125,000
                                        -----------     -----------    -----------    -----------   -----------     -----------

  Preferred beneficial interests in
    Popular North America's junior
    subordinated deferrable interest
    debentures guaranteed by the
    Corporation                                                                           150,000                       150,000
                                        -----------     -----------    -----------    -----------   -----------     -----------
Minority interest in consolidated
  subsidiaries                                                                                105           806             911
                                        -----------     -----------    -----------    -----------   -----------     -----------
Stockholders' equity:
 Preferred stock                           100,000                                                                       100,000
 Common stock                              830,934           3,962               2          72,575       (76,539)        830,934
 Surplus                                   262,748         485,676         439,964       1,328,072    (2,253,712)        262,748
 Retained earnings                         915,394          86,892          93,381         998,901    (1,179,174)        915,394
 Treasury stock - at cost                  (66,136)                                           (236)          236         (66,136)
 Accumulated other comprehensive
  income, net of tax                        80,034           5,525           3,880          48,225       (57,630)         80,034
                                        -----------     -----------     -----------    -----------   -----------     -----------
                                          2,122,974         582,055         537,227      2,447,537    (3,566,819)      2,122,974
                                        -----------     -----------     -----------    -----------   -----------     -----------
                                        $ 2,809,324     $   588,031     $ 2,906,007    $28,528,400   $(7,519,604)    $27,312,158
                                        ===========     ===========     ===========    ===========   ===========     ===========



POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2000
(UNAUDITED)

                                              Popular, Inc.      PIBI          PNA          All other    Elimination   Popular, Inc.
(In thousands)                                 Holding Co.    Holding Co.   Holding Co.   Subsidiaries     Entries     Consolidated
                                              -------------   -----------   -----------   ------------   -----------   -------------
ASSETS
Cash and due from banks                         $       283   $        18   $       288    $   822,672   $   (97,210)   $   726,051
Money market investments                             20,837           326            60      1,944,366      (896,971)     1,068,618
Investment securities
  available-for-sale, at market value               151,413        12,577         6,342      8,625,592                    8,795,924
Investment securities held-to-maturity,
  at amortized cost                                                                            419,371      (154,640)       264,731
Trading account securities, at market value                                                    153,073                      153,073
Investment in subsidiaries, at equity             2,005,774       542,158       741,505        126,351    (3,415,788)
Loans held-for-sale, at lower of cost
  or market                                                                                    823,901                      823,901
                                                -----------   -----------   -----------  -------------   -----------    -----------
Loans                                               543,773        22,500     1,842,515     15,629,152    (2,457,561)    15,580,379
 Less - Unearned income                                                                        347,195                      347,195
        Allowance for loan losses                                                              290,653                      290,653
                                                -----------   -----------   -----------  -------------   -----------    -----------
                                                    543,773        22,500     1,842,515     14,991,304    (2,457,561)    14,942,531
                                                -----------   -----------   -----------  -------------   -----------    -----------
Premises and equipment                                                                         405,772                      405,772
Other real estate                                                                               23,518                       23,518
Customers' liabilities on acceptances                                                            1,647                        1,647
Accrued income receivable                             1,113           590        12,051        209,278       (20,492)       202,540
Other assets                                         22,023           895         4,937        340,614        (1,319)       367,150
Intangible assets                                                                              282,048          (453)       281,595
                                                -----------   -----------   -----------    -----------   -----------    -----------
                                                $ 2,745,216   $   579,064   $ 2,607,698    $29,169,507   $(7,044,434)   $28,057,051
                                                ===========   ===========   ===========    ===========   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                                $ 3,207,037   $   (97,152)   $ 3,109,885
       Interest bearing                                                                     11,738,916       (43,894)    11,695,022
                                                -----------   -----------   -----------    -----------   -----------    -----------
                                                                                            14,945,953      (141,046)    14,804,907
  Federal funds purchased and securities
    sold under agreements to
    repurchase                                                              $    68,700      5,033,117      (137,702)     4,964,115
  Other short-term borrowings                   $   377,713   $     5,414     1,336,063      4,298,732    (1,648,710)     4,369,212
  Notes payable                                     212,011                     633,254      1,997,772    (1,666,075)     1,176,912
  Acceptances outstanding                                                                        1,647                        1,647
  Other liabilities                                  36,848           275        37,267        421,807       (25,510)       470,687
                                                -----------   -----------   -----------    -----------   -----------    -----------
                                                    626,572         5,689     2,075,284     26,698,978    (3,619,043)    25,787,480
                                                -----------   -----------   -----------    -----------   -----------    -----------
  Subordinated notes                                125,000                                                                 125,000
                                                -----------   -----------   -----------    -----------   -----------    -----------

  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                                                         150,000                      150,000
                                                -----------   -----------   -----------    -----------   -----------    -----------
Minority interest in consolidated subsidiaries                                                     105           822           927
                                                -----------   -----------   -----------    -----------   -----------    -----------
Stockholders' equity:
 Preferred stock                                    100,000                                                                 100,000
 Common stock                                       830,356         3,962             2         72,575       (76,539)       830,356
 Surplus                                            260,984       485,676       439,964      1,328,053    (2,253,693)       260,984
 Retained earnings                                  865,082        83,576        90,434        940,008    (1,114,018)       865,082
 Treasury stock - at cost                           (66,214)                                      (314)          314        (66,214)
 Accumulated other comprehensive income (loss),
   net of tax                                         3,436           161         2,014        (19,898)       17,723          3,436
                                                -----------   -----------   -----------    -----------   -----------    -----------
                                                  1,993,644       573,375       532,414      2,320,424    (3,426,213)     1,993,644
                                                -----------   -----------   -----------    -----------   -----------    -----------
                                                $ 2,745,216   $   579,064   $ 2,607,698    $29,169,507   $(7,044,434)   $28,057,051
                                                ===========   ===========   ===========    ===========   ===========    ===========


POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2000
(UNAUDITED)

                                              Popular, Inc.     PIBI          PNA          All other    Elimination   Popular, Inc.
(In thousands)                                 Holding Co.   Holding Co.   Holding Co.   Subsidiaries     Entries     Consolidated
                                              -------------  -----------   -----------   ------------   -----------   -------------
ASSETS
Cash and due from banks                        $       569   $        91   $       679    $   638,332   $   (33,288)   $   606,383
Money market investments                             6,937           938        12,203      1,702,604      (830,030)       892,652
Investment securities available-
 for-sale, at market value                         141,821        11,312         5,360      6,849,077                    7,007,570
Investment securities held-to-
 maturity, at amortized costs                                                                 447,817      (154,640)       293,177
Trading account securities,
  at market value                                                                             208,473                      208,473
Investment in subsidiaries,
  at equity                                      1,700,151       541,607       641,831        110,627    (2,994,216)
Loans held-for-sale, at lower
  of cost or market                                                                           556,813                      556,813
                                               -----------   -----------   -----------    -----------   -----------    -----------
Loans                                              847,961        17,570     1,491,048     15,037,265    (2,391,898)    15,001,946
 Less - Unearned income                                                                       357,828                      357,828
        Allowance for loan losses                                                             293,442                      293,442
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                                   847,961        17,570     1,491,048     14,385,995    (2,391,898)    14,350,676
                                               -----------   -----------   -----------    -----------   -----------    -----------
Premises and equipment                                                                        437,932                      437,932
Other real estate                                                                              32,448                       32,448
Customers' liabilities on acceptances                                                           8,308                        8,308
Accrued income receivable                              519           414           547        182,346       (15,973)       167,853
Other assets                                        14,429           671         5,705        420,033        (2,132)       438,706
Intangible assets                                                                             301,586          (552)       301,034
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                               $ 2,712,387   $   572,603   $ 2,157,373    $26,282,391   $(6,422,729)   $25,302,025
                                               ===========   ===========   ===========    ===========   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                               $ 3,031,435   $   (33,183)   $ 2,998,252
       Interest bearing                                                                    11,848,155      (508,546)    11,339,609
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                                                                           14,879,590      (541,729)    14,337,861
  Federal funds purchased and
   securities sold under
   Agreements to repurchase                                                $    49,008      4,196,341       (93,822)     4,151,527
  Other short-term borrowings                  $   406,941   $    18,225       367,111      2,786,087    (1,136,479)     2,441,885
  Notes payable                                    458,738         5,723     1,201,683      1,914,887    (1,615,871)     1,965,160
  Acceptances outstanding                                                                       8,308                        8,308
  Other liabilities                                 39,415           477        26,874        372,160       (19,941)       418,985
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                                   905,094        24,425     1,644,676     24,157,373    (3,407,842)    23,323,726
                                               -----------   -----------   -----------    -----------   -----------    -----------
  Subordinated notes                               125,000                                                                 125,000
                                               -----------   -----------   -----------    -----------   -----------    -----------

  Preferred beneficial interests in
    Popular North America's junior
    subordinated deferrable interest
    debentures guaranteed
    by the Corporation                                                                        150,000                      150,000
                                               -----------   -----------   -----------    -----------   -----------    -----------
Minority interest in consolidated
 subsidiaries                                                                                                21,006         21,006
                                               -----------   -----------   -----------    -----------   -----------    -----------
Stockholders' equity:
 Preferred stock                                   100,000                                                                 100,000
 Common stock                                      828,254         3,962             2         63,444       (67,408)       828,254
 Surplus                                           245,719       482,226       439,964      1,292,716    (2,214,906)       245,719
 Retained earnings                                 734,681        67,885        74,764        780,781      (923,430)       734,681
 Treasury stock - at cost                          (64,150)                                      (314)          314        (64,150)
 Accumulated other comprehensive loss,
   net of tax                                     (162,211)       (5,895)       (2,033)      (161,609)      169,537       (162,211)
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                                 1,682,293       548,178       512,697      1,975,018    (3,035,893)     1,682,293
                                               -----------   -----------   -----------    -----------   -----------    -----------
                                               $ 2,712,387   $   572,603   $ 2,157,373    $26,282,391   $(6,422,729)   $25,302,025
                                               ===========   ===========   ===========    ===========   ===========    ===========


POPULAR, INC.
CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2001
(UNAUDITED)

                             Popular, Inc.      PIBI          PNA          All other    Elimination    Popular, Inc.
(In thousands)                Holding Co.    Holding Co.   Holding Co.   Subsidiaries     Entries      Consolidated
                             -------------   -----------   -----------   ------------   -----------    -------------
INTEREST INCOME:
Loans                         $     8,729    $       534   $    36,293    $   393,548   $   (45,539)    $   393,565
Money market investments              202              6            31         31,010       (15,943)         15,306
Investment securities                 617                          189        140,503        (3,250)        138,059
Trading account securities                                                      3,521                         3,521
                              -----------    -----------   -----------    -----------   -----------     -----------
                                    9,548            540        36,513        568,582       (64,732)        550,451
                              -----------    -----------   -----------    -----------   -----------     -----------
INTEREST EXPENSE:
Deposits                                                                      133,596          (819)        132,777
Short-term borrowings                 534             88        15,857        129,039       (24,997)        120,521
Long-term debt                     10,921                       21,788         47,606       (38,879)         41,436
                              -----------    -----------   -----------    -----------   -----------     -----------
                                   11,455             88        37,645        310,241       (64,695)        294,734
                              -----------    -----------   -----------    -----------   -----------     -----------

Net interest income (loss)         (1,907)           452        (1,132)       258,341           (37)        255,717
Provision for loan losses                                                      50,034                        50,034
                              -----------    -----------   -----------    -----------   -----------     -----------
Net interest income (loss)
  after provision for
  loan losses                      (1,907)           452        (1,132)       208,307           (37)        205,683

Service charges on deposit
  accounts                                                                     34,658                        34,658
Other service fees                                                             58,202           (27)         58,175
Gain on sale of securities                                                        290                           290
Trading account profit                                                            309                           309
Other operating income              2,422            205                       20,662        (1,754)         21,535
                              -----------    -----------   -----------    -----------   -----------     -----------
                                      515            657        (1,132)       322,428        (1,818)        320,650
                              -----------    -----------   -----------    -----------   -----------     -----------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                           70                       77,708                        77,778
   Profit sharing                                                               5,097                         5,097
   Pension and other benefits                         12                       22,007                        22,019
                              -----------    -----------   -----------    -----------   -----------     -----------
                                                      82                      104,812                       104,894
Net occupancy expenses                                 3                       17,192                        17,195
Equipment expenses                                                             24,127                        24,127
Other taxes                           452                                       8,358                         8,810
Professional fees                     191              2            45         15,203           (56)         15,385
Communications                          8                                      11,879                        11,887
Business promotion                                                             10,545                        10,545
Printing and supplies                                                           4,319                         4,319
Other operating expenses               21              4           108         15,942          (144)         15,931
Amortization of intangibles                                                     6,876                         6,876
                              -----------    -----------   -----------    -----------   -----------     -----------
                                      672             91           153        219,253          (200)        219,969
                              -----------    -----------   -----------    -----------   -----------     -----------

Income (loss) before income
  tax, minority interest,
  cumulative effect of
  accounting changes and
  equity in earnings of
  subsidiaries                       (157)           566        (1,285)       103,175        (1,618)        100,681
Income tax expense (benefit)           40                         (482)        27,988          (395)         27,151
Net loss of minority interest                                                      16                            16
                              -----------    -----------   -----------    -----------   -----------     -----------

Income (loss) before
  cumulative effect of
  accounting changes
  and equity in earnings
  of subsidiaries                    (197)           566          (803)        75,203        (1,223)         73,546
Cumulative effect of
  accounting changes                                                              686                           686
                              -----------    -----------   -----------    -----------   -----------     -----------
Income (loss) before
  equity in earnings
  of subsidiaries                    (197)           566          (803)        75,889        (1,223)         74,232
Equity in earnings of
  subsidiaries                     74,429          2,750         3,750          5,130       (86,059)             --
                              -----------    -----------   -----------    -----------   -----------     -----------
NET INCOME                    $    74,232    $     3,316   $     2,947    $    81,019   $   (87,282)    $    74,232
                              ===========    ===========   ===========    ===========   ===========     ===========

POPULAR, INC.
CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2000
(UNAUDITED)

                                                Popular, Inc.     PIBI         PNA        All other     Elimination   Popular, Inc.
(In thousands)                                   Holding Co.   Holding Co.  Holding Co.  Subsidiaries     Entries     Consolidated
                                                -------------  -----------  -----------  ------------   -----------   -------------

INTEREST INCOME:
Loans                                              $ 14,516     $    288     $ 25,853     $  377,398     $  (41,535)    $376,520
Money market investments                                194           51          116         25,116        (12,229)      13,248
Investment securities                                   200                       178        114,975         (3,223)     112,130
Trading account securities                                                                     3,903                       3,903
                                                   --------     --------     --------     ----------     ----------     --------
                                                     14,910          339       26,147        521,392        (56,987)     505,801
                                                   --------     --------     --------     ----------     ----------     --------
INTEREST EXPENSE:
Deposits                                                                                     131,106         (8,632)     122,474
Short-term borrowings                                 6,400          278        6,117        111,356        (21,326)     102,825
Long-term debt                                       10,146          109       21,751         33,252        (26,996)      38,262
                                                   --------     --------     --------     ----------     ----------     --------
                                                     16,546          387       27,868        275,714        (56,954)     263,561
                                                   --------     --------     --------     ----------     ----------     --------
Net interest income (loss)                           (1,636)         (48)      (1,721)       245,678            (33)     242,240
Provision for loan losses                                                                     50,013                      50,013
                                                   --------     --------     --------     ----------     ----------     --------
Net interest income after provision
  for loan losses                                    (1,636)         (48)      (1,721)       195,665            (33)     192,227
Service charges on deposit accounts                                                           30,223                      30,223
Other service fees                                                                            48,241           (876)      47,365
Gain on sale of securities                           13,000                                      264                      13,264
Trading account profit                                                                           817                         817
Other operating income                                2,482          157                      22,547         (1,129)      24,057
                                                   --------     --------     --------     ----------     ----------     --------
                                                     13,846          109       (1,721)       297,757         (2,038)     307,953
                                                   --------     --------     --------     ----------     ----------     --------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                           70                      78,524                      78,594
   Profit sharing                                                                              4,132                       4,132
   Pension and other benefits                                         15                      20,483                      20,498
                                                   --------     --------     --------     ----------     ----------     --------
                                                                      85                     103,139                     103,224
Net occupancy expenses                                                 3                      16,556                      16,559
Equipment expenses                                                                            23,434                      23,434
Other taxes                                             223                                    8,352                       8,575
Professional fees                                       124            3          171         18,396         (1,016)      17,678
Communications                                            1                                   10,801                      10,802
Business promotion                                                                            14,087                      14,087
Printing and supplies                                                                          5,172                       5,172
Other operating expenses                                              12                      18,403            (34)      18,381
Amortization of intangibles                                                                    8,592                       8,592
                                                   --------     --------     --------     ----------     ----------     --------
                                                        348          103          171        226,932         (1,050)     226,504
                                                   --------     --------     --------     ----------     ----------     --------

Income (loss)  before income tax and equity
  in earnings (losses) of subsidiaries               13,498            6       (1,892)        70,825           (988)      81,449
Income tax expense (benefit)                          3,552                      (662)        16,131           (265)      18,756
Net loss of minority interest                                                                  1,496                       1,496
                                                   --------     --------     --------     ----------     ----------     --------

Income (loss) before equity in earnings
  (losses) of subsidiaries                            9,946            6       (1,230)        56,190           (723)      64,189

Equity in earnings (losses) of subsidiaries          54,243       (1,650)       1,989          2,823        (57,405)
                                                   --------     --------     --------     ----------     ----------     --------
NET INCOME (LOSS)                                  $ 64,189     $ (1,644)    $    759     $   59,013     $  (58,128)    $ 64,189
                                                   ========     ========     ========     ==========     ==========     ========

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2001

                                          Popular, Inc.      PIBI           PNA          All other      Eliminations   Consolidated
(In thousands)                             Holding Co.    Holding Co.   Holding Co.     Subsidiaries      Entries      Popular, Inc.
                                          -------------   ----------    -----------     ------------    ------------   -------------
Cash flows from operating activities:
  Net income                               $   74,232     $    3,316     $    2,947           81,019     $  (87,282)   $     74,232
                                           ----------     ----------     ----------     ------------     ----------    ------------
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Equity in undistributed
      earnings of subsidiaries                (74,429)        (2,750)        (3,750)          (5,130)        86,059
    Depreciation and amortization of
      premises and equipment                                                                  19,187                         19,187
    Provision for loan losses                                                                 50,034                         50,034
    Net amortization of intangibles                                                            6,876                          6,876
    Net gain on sale of investment
      securities available-for-sale                                                             (290)                          (290)
    Net gain on disposition of
      premises and equipment                                                                     (51)                           (51)
    Net loss on sale of loans                                                                     75                             75
    Net amortization of premiums and
      accretion of discounts
      on investments                                                                             345                            345
    Net increase in loans
      held-for-sale                                                                          (10,341)                       (10,341)
    Net amortization of deferred
      loan fees and costs                                                                     (4,444)                        (4,444)
    Net increase in trading securities                                                       (64,797)                       (64,797)
    Net decrease (increase) in
      interest receivable                          29           (534)           152            3,911        (3,106)             452
    Net (increase) decrease in
      other assets                             (1,914)           (99)          (250)          13,889             9           11,635
    Net increase (decrease) in
      interest payable                          1,639             34        (10,118)         (25,091)                       (33,536)
    Net increase (decrease) in
      deferred and current taxes                   19                          (725)          24,116        (5,208)          18,202
    Net increase in postretirement
      benefit obligation                                                                       5,190                          5,190
    Net increase (decrease) in
      other liabilities                         5,801            (25)           626           (5,801)        7,881            8,482
                                           ----------     ----------     ----------     ------------    ----------     ------------
Total adjustments                             (68,855)        (3,374)       (14,065)           7,678        85,635            7,019
                                           ----------     ----------     ----------     ------------    ----------     ------------
Net cash provided by (used in)
  operating activities                          5,377            (58)       (11,118)          88,697        (1,647)          81,251
                                           ----------     ----------     ----------     ------------    ----------     ------------
Cash flows from investing activities:
    Net decrease (increase) in
      money market investments                  5,620             15         (2,608)         (11,181)      106,473           98,319
    Purchases of investment
      securities held-to-maturity                                                         (1,275,544)                    (1,275,544)
    Maturities of investment
      securities held-to-maturity                                                          1,318,287                      1,318,287
    Purchases of investment
      securities available-for-sale            (3,243)          (232)           (76)        (771,021)                      (774,572)
    Maturities of investment securities
      available-for-sale                                                                   1,672,485         3,050        1,675,535
    Sales of investment securities
      available-for-sale                                                                     217,347                        217,347
    Net collections (disbursements)
      on loans                                 64,329                      (289,779)        (497,397)      254,605         (468,242)
    Proceeds from sale of loans                                                              104,922                        104,922
    Acquisition of  loan portfolios                                             (21)        (157,698)           21         (157,698)
    Acquisition of premises and equipment                                                    (18,132)                       (18,132)
    Proceeds from sale of premises
      and equipment                                                                            1,505                          1,505
    Dividends received from subsidiary         22,000                                                      (22,000)
                                           ----------     ----------     ----------     ------------    ----------     ------------
Net cash provided by (used in)
  investing activities                         88,706           (217)      (292,484)         583,573        342,149         721,727
                                           ----------     ----------     ----------     ------------     ----------    ------------
Cash flows from financing activities:
    Net increase in deposits                                                                 277,254         11,018         288,272
    Net increase (decrease) in
      federal funds purchased
      and securities sold under
      agreements to repurchase                                               10,300         (905,762)       (15,641)       (911,103)
    Net (decrease) increase in other
      short-term borrowings                  (365,529)           279       (280,630)        (774,693)      118,558       (1,302,015)
    Net proceeds of notes payable             292,850                       573,795          641,568      (451,157)       1,057,056
    Dividends paid to parent company                                                         (22,000)       22,000
    Dividends paid                            (23,850)                                                                      (23,850)
    Proceeds from issuance of common stock      2,342                                                                         2,342
    Treasury stock sold                                                                           77                             77
    Capital contribution from parent                                                              21           (21)
                                           ----------     ----------     ----------     ------------    ----------     ------------
Net cash (used in) provided by
  financing activities                        (94,187)           279        303,465         (783,535)     (315,243)        (889,221)
                                           ----------     ----------     ----------     ------------    ----------     ------------
Net (decrease) increase in cash
  and due from banks                             (104)             4           (137)        (111,265)       25,259          (86,243)
Cash and due from banks at
  beginning of period                             283             18            288          822,672       (97,210)         726,051
                                           ----------     ----------     ----------     ------------    ----------     ------------
Cash and due from banks at
  end of period                            $      179     $       22     $      151     $    711,407    $  (71,951)    $    639,808
                                           ==========     ==========     ==========     ============    ==========     ============

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2000

                                                      Popular,
                                                        Inc.                     PNA
(In thousands)                                        Holding       PIBI       Holding    All other     Eliminations   Consolidated
                                                        Co.      Holding Co.     Co.     Subsidiaries     Entries      Popular, Inc.
                                                      --------   -----------   -------   ------------   ------------   -------------

Cash flows from operating activities:
  Net income                                          $ 64,189    $ (1,644)    $   759   $     59,013    $  (58,128)   $     64,189
                                                      --------    --------     -------   ------------    ----------    ------------
  Adjustments to reconcile net income to
    net cash (used in)
    provided by operating activities:
    Equity in undistributed earnings of
      subsidiaries                                     (54,243)      1,650      (1,989)        (2,823)       57,405
    Depreciation and amortization of
      premises and equipment                                                                   18,921                        18,921
    Provision for loan losses                                                                  50,013                        50,013
    Net amortization of intangibles                                                             8,592                         8,592
    Net gain on sale of investment
      securities available-for-sale                    (13,000)                                  (264)                      (13,264)
    Net gain on disposition of premises
      and equipment                                                                                (2)                           (2)
    Net gain on sale of loans                                                                  (1,833)                       (1,833)
    Net amortization of premiums and
      accretion of discounts on
      investments                                            3                                    785                           788
    Net decrease in loans held-for-sale                                                        62,485                        62,485
    Net amortization of deferred loan
      fees and costs                                                                             (117)                         (117)
    Net decrease in trading securities                                                         28,137                        28,137
    Net (increase) decrease in interest
      receivable                                          (397)       (218)        125          4,886         3,497           7,893
    Net increase in other assets                        (3,003)        (77)       (922)       (44,499)        1,149         (47,352)
    Net increase (decrease) in interest
      payable                                            8,197                 (15,894)       (25,510)                      (33,207)
    Net (decrease) increase in deferred
      taxes                                             (2,019)                   (662)         9,503           878           7,700
    Net increase in postretirement
      benefit obligation                                                                        2,433                         2,433
    Net (decrease) increase in
      other liabilities                                   (229)         22         849           (922)       (9,569)         (9,849)
                                                      --------    --------    --------   ------------    ----------    ------------
Total adjustments                                      (64,691)      1,377     (18,493)       109,785        53,360          81,338
                                                      --------    --------    --------   ------------    ----------    ------------
Net cash (used in) provided by
   operating activities                                   (502)       (267)    (17,734)       168,798        (4,768)        145,527
                                                      --------    --------    --------   ------------    ----------    ------------
Cash flows from investing activities:
    Net decrease in money market
      investments                                       28,563       2,320       9,300         17,700        35,459          93,342
    Purchases of investment securities
      held-to-maturity                                                                     (4,517,627)                   (4,517,627)
    Maturities of investment securities
      held-to-maturity                                                                      4,036,370                     4,036,370
    Purchases of investment securities
      available-for-sale                               (13,956)                    (10)      (499,266)           20        (513,212)
    Maturities of investment securities
      available-for-sale                                   200                              1,232,343                     1,232,543
    Sales of investment securities
      available-for-sale                                                                       77,078                        77,078
    Net collections (disbursements)
      on loans                                          47,487        (608)    (63,274)      (620,183)        4,415        (632,163)
    Proceeds from sale of loans                                                               214,533                       214,533
    Acquisition of loan portfolios
    Capital Contribution to Subsidiary                 (12,116)     (4,802)    (20,000)                      36,918
    Cash received in acquisition                                                                  715                           715
    Acquisition of premises and equipment                                                     (18,657)                      (18,657)
    Proceeds from sale of premises and
      equipment                                                                                 2,779                         2,779
   Dividends received from subsidiary                   22,000                                              (22,000)
                                                      --------    --------    --------   ------------    ----------    ------------
Net cash provided by (used in) investing
      activities                                        72,178      (3,090)    (73,984)       (74,215)       54,812         (24,299)
                                                      --------    --------     --------  ------------    ----------    ------------
Cash flows from financing activities:
    Net increase in deposits                                                                   53,969       110,177         164,146
    Net increase (decrease) in federal
      funds purchased and securities
      sold under agreements to repurchase                                        49,008      (325,359)       13,398        (262,953)
    Net (decrease) increase in other
      short-term borrowings                            (24,109)     (7,494)      42,454      (165,257)      (16,535)       (170,941)
    Net (disbursement) proceeds of notes payable       (25,977)     (1,285)         271       292,066      (152,515)        112,560
    Dividends paid to parent company                                                          (22,000)       22,000
    Dividends paid                                     (23,810)                                                             (23,810)
    Proceeds from issuance of common stock               2,457                                                                2,457
    Capital contribution from parent                                12,000                     17,092       (29,092)
                                                      --------    --------     --------  ------------    ----------    ------------
Net cash (used in) provided by financing
    activities                                         (71,439)      3,221       91,733      (149,489)      (52,567)       (178,541)
                                                      --------    --------     --------  ------------    ----------    ------------
Net increase (decrease) in cash and
    due from banks                                         237        (136)          15       (54,906)       (2,523)        (57,313)
Cash and due from banks at beginning
    of period                                              332         227          664       693,238       (30,765)        663,696
                                                      --------    --------     --------  ------------    ----------    ------------
Cash and due from banks at end
    of period                                         $    569    $     91     $    679  $    638,332    $  (33,288)   $    606,383
                                                      ========    ========     ========  ============    ==========    ============

TABLE A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL HIGHLIGHTS

                                               AT MARCH 31,                                      AVERAGE FOR THE QUARTER
BALANCE SHEET HIGHLIGHTS                   2001            2000           Change           2001            2000           Change
(In thousands)                         ------------    ------------    ------------    ------------    ------------    ------------

Money market investments               $    970,299    $    892,652    $     77,647    $    959,452    $    851,516    $    107,936
Investment and trading securities         8,211,330       7,509,220         702,110       8,993,341       7,877,471       1,115,870
Loans                                    16,509,477      15,200,931       1,308,546      16,215,424      15,027,521       1,187,903
Total assets                             27,312,158      25,302,025       2,010,133      27,714,226      25,466,481       2,247,745
Deposits                                 15,093,179      14,337,861         755,318      14,831,555      14,147,519         684,036
Borrowings                                9,629,177       8,833,572         795,605      10,409,114       9,024,486       1,384,628
Stockholders' equity                      2,122,974       1,682,293         440,681       2,018,788       1,815,021         203,767

                                                                        FIRST QUARTER
OPERATING HIGHLIGHTS                                           2001          2000         Change
(In thousands, except per share information)                 --------      --------      --------

Net interest income                                          $255,717      $242,240      $ 13,477
Provision for loan losses                                      50,034        50,013            21
Fees and other income                                         114,967       115,726          (759)
Other expenses, net of minority interest                      247,104       243,764         3,340
Cumulative effect of accounting changes, net of tax               686            --           686
Net income                                                   $ 74,232      $ 64,189      $ 10,043
Net income applicable to common stock                        $ 72,145      $ 62,102      $ 10,043
Earnings per common share (basic and diluted) (before
  and after cumulative effect of accounting changes)         $   0.53      $   0.46      $   0.07

SELECTED STATISTICAL INFORMATION                                             FIRST QUARTER
                                                                           2001        2000
                                                                          ------      ------

COMMON STOCK DATA - Market price
                         High                                             $29.45      $26.88
                         Low                                               25.25       18.63
                         End                                               29.45       22.19
                    Book value at period end                               14.86       11.66
                    Dividends declared                                      0.16        0.16
                    Dividends payout ratio                                 30.16%      34.98%
                    Price/earnings ratio                                   14.44X      11.99x

PROFITABILITY RATIOS - Return on assets                                     1.09%       1.01%
                       Return on common equity                             15.25       14.57
                       Net interest spread (taxable equivalent)             3.40        3.61
                       Net interest yield (taxable equivalent)              4.20        4.42
                       Effective tax rate                                  26.97       23.03
                       Overhead ratio                                      41.06       45.73
                       Efficiency ratio                                    59.44       65.87


CAPITALIZATION RATIOS -  Equity to assets                                   7.28%       7.13%
                         Tangible equity to assets                          6.34        6.01
                         Equity to loans                                   12.45       12.08
                         Internal capital generation                        9.98        8.90
                         Tier I capital to risk - adjusted assets          10.63       10.04
                         Total capital to risk - adjusted assets           12.59       12.09
                         Leverage ratio                                     6.59        6.32

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

         - Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP,NA)

         - Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing, U.S.A.

         - Mortgage and Consumer Lending - Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Newco Mortgage Holding Company (d/b/a Levitt Mortgage)

         -        Broker/Dealer - Popular Securities, Inc.

         - Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

         -        Retail Financial Services - Popular Cash Express, Inc.

         -        Insurance Agency - Popular Insurance, Inc.

NET INCOME

The Corporation reported net income of $74.2 million for the first quarter of 2001, compared with $64.2 million for the same quarter of 2000. Earnings per common share (EPS) for the quarter were $0.53, based on 136,111,025 average shares outstanding, compared with $0.46 in the first quarter of 2000, based on 135,763,765 average shares outstanding. Net income for the last quarter of 2000 were $75.5 million or $0.54 per common share, based on 136,013,633 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 2001 were 1.09% and 15.25%, respectively, compared with 1.01% and 14.57% for the same period in 2000. For the last quarter of 2000 these ratios were 1.09% and 15.72%.

The Corporation's net income for the first quarter of 2001, when compared with the same period a year ago, reflected higher net interest income by $13.5 million and lower operating expenses by $6.5 million. Non-interest income, excluding gain on sale of securities and trading account profits, rose $12.7 million. These favorable variances were partially offset by decreases in the gain on sale of securities and trading activities of $13.5 million and an increase in income tax of $8.4 million.

NET INTEREST INCOME

Net interest income reached $255.7 million for the first quarter of 2001, an increase of 5.6% when compared with $242.2 million reported during the same period of 2000. On a taxable equivalent basis, net interest income increased to $276.0 million from $262.7 million in the same quarter of 2000.

The improvement of $13.3 million in net interest income on a taxable equivalent basis from the first quarter of 2000 resulted from a $17.1 million increase attributable to volume, partially offset by a $3.8 million decrease due to a lower net interest margin. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest-bearing liabilities, and their respective interest income and expense, yields and costs, on a taxable equivalent basis, for the first quarter of 2001, as compared with the same quarter last year. Non-accrual loans have been included in the respective average loan and lease balances. Average securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
QUARTER ENDED ON MARCH 31,

                                                                                                                        Variance
       Average Volume               Average Yields                                       Interest                   Attributable to
------------------------------------------------------                             -------------------------------------------------
  2001      2000    Variance   2001    2000   Variance                               2001      2000     Variance    Rate     Volume
------------------------------------------------------                             -------------------------------------------------
        ($ in millions)                                                                                  (in thousands)

$   959  $    852  $    107    6.47%   6.26%    0.21%  Money market investments   $ 15,306  $  13,248  $  2,058  $    341  $  1,717
  8,779     7,645     1,134    7.13    6.66     0.47   Investment securities       156,370    127,073    29,297     7,129    22,168
    214       232       (18)   6.86    8.10    (1.24)  Trading                       3,621      4,672    (1,051)     (705)     (346)
----------------------------------------------------                              -------------------------------------------------
  9,952     8,729     1,223    7.06    6.66     0.40                               175,297    144,993    30,304     6,765    23,539
----------------------------------------------------                              -------------------------------------------------
                                                        Loans:
  7,280     6,980       300    9.15    9.50    (0.35)     Commercial               164,318    164,917      (599)   (7,521)    6,922
    834       713       121   11.61   12.19    (0.58)     Leasing                   24,223     21,715     2,508    (1,066)    3,574

  4,805     4,011       794    8.37    8.54    (0.17)     Mortgage                 100,502     85,635    14,867    (1,942)   16,809


  3,297     3,324       (27)  12.97   13.14    (0.17)     Consumer                 106,371    109,022    (2,651)      238    (2,889)
----------------------------------------------------                              -------------------------------------------------
 16,216    15,028     1,188    9.82   10.18    (0.36)                              395,414    381,289    14,125   (10,291)   24,416
----------------------------------------------------                              -------------------------------------------------
$26,168  $ 23,757  $  2,411    8.77%   8.88%   (0.11)% TOTAL EARNING ASSETS       $570,711  $ 526,282  $ 44,429  $ (3,526) $ 47,955
====================================================                              =================================================
                                                        Interest bearing deposits:
$ 1,966  $  1,688  $    278    3.51%   3.36%    0.15%     NOW and money market    $ 16,998  $  14,099  $  2,899  $    522  $  2,377
  4,076     4,167       (91)   2.87    2.88    (0.01)     Savings                   28,798     29,887    (1,089)     (662)     (427)
  5,793     5,220       573    6.09    6.05     0.04      Time deposits             86,981     78,488     8,493       925     7,568
----------------------------------------------------                              -------------------------------------------------
 11,835    11,075       760    4.55    4.45     0.10                               132,777    122,474    10,303       785     9,518
----------------------------------------------------                              -------------------------------------------------
  7,978     6,825     1,153    6.13    6.06     0.07   Short-term borrowings       120,521    102,825    17,696       256    17,440
  2,431     2,200       231    6.90    6.99    (0.09)  Medium and long-term debt    41,436     38,262     3,174      (705)    3,879
----------------------------------------------------                              -------------------------------------------------

                                                            TOTAL INTEREST-BEARING
 22,244    20,100     2,144    5.37    5.27     0.10         LIABILITIES           294,734    263,561    31,173       336    30,837
  2,997     3,072       (75)                            Demand deposits
    927       585       342                             Other sources of funds
----------------------------------------------------                              -------------------------------------------------
$26,168  $ 23,757  $  2,411    4.57%   4.46%    0.11%
====================================================                              =================================================
                               4.20%   4.42%   (0.22)%  NET INTEREST MARGIN AND
                              ======================
                                                          NET INTEREST INCOME      275,977    262,721    13,256  $ (3,862) $ 17,118
                                                                                                                 ==================
                               3.40%   3.61%   (0.21)%  NET INTEREST SPREAD
                              ======================
                                                        TAXABLE EQUIVALENT
                                                          ADJUSTMENT                20,260     20,481      (221)
                                                                                  -----------------------------
                                                        NET INTEREST INCOME       $255,717  $ 242,240  $ 13,477
                                                                                  =============================


Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets rose $2.4 billion primarily due to higher average loans by $1.2 billion and investment securities by $1.1 billion. The rise occurred despite the fact that during the third quarter of 2000 the Corporation sold its ownership interest in Banco Fiduciario (BF) and its credit card operations in the United States. These two operations had $477 million in average earning assets during the first quarter of 2000.

The increase in average mortgage loans accounted for 66.8% of the total increase in loans when compared to the first quarter of 2000. Excluding the average balance of BF's commercial loans from the first quarter of 2000 of $231 million, the average commercial loan portfolio increased by $530 million. The rise resulted from the Corporation's sustained business growth in both the retail and middle markets. The average consumer loan portfolio did not reflect growth from the first quarter of 2000, due to the aforementioned sale of the U.S. credit card portfolio, which approximated $161 million in average balances for the quarter ended March 31, 2000.

The increase in average investment securities was comprised principally of US Government Agency securities, which are tax-exempt in Puerto Rico.

The increase in the average volume of earning assets was funded mainly through a higher average volume of short-term borrowings and interest-bearing deposits, which rose $1.2 billion and $760 million, respectively, when compared to the first quarter of 2000.

The net interest margin for the quarter ended March 31, 2001, was 4.20% compared with 4.42% for the first quarter of 2000. The average yield on earning assets, on a taxable equivalent basis, decreased 11 basis points from 8.88% to 8.77% during the first quarter of 2001. The average yield on loans declined 36 basis points. The decrease in the loan yield was due to lower credit card income as a result of the sale of the U.S. credit card portfolio, higher proportion of mortgages in the total loan portfolio, the negative impact of the declining interest rate scenario at the beginning of 2001 in commercial loans with floating rates and the new loans originated during a lower interest rate scenario. Partially offsetting these decreases was a rise in the yield on investment securities.

The reduction in the net interest margin also resulted from an increase of 10 basis points in the average cost of interest-bearing liabilities mainly attributed to the more expensive, longer-term time deposits and the increase in short-term borrowings.

For the last quarter ended December 31, 2000, the Corporation had a net interest margin of 4.06%. The improvement in the net interest margin since the last quarter of 2000 stems principally from a reduction of 22 basis points in the cost of funding earning assets. The declining rate scenario in the first quarter of 2001 had a positive impact in the Corporation's net interest income due to a slightly negative gap, in which a larger proportion of liabilities reprise faster than assets.

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

Based on the results of the sensitivity analysis as of March 31, 2001. The change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $2.1 million increase and the change for the same period utilizing a hypothetical declining rate scenario was an increase of $0.9 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts and interest-rate caps, floors and put options embedded in interest bearing contracts. Refer to Note 5 to the consolidated financial statements for further information on the Corporation's derivative transactions.

The Corporation conducts business in the Latin American markets through several of its processing and information technology services and products subsidiaries. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange volatility between the U.S. dollar and the particular foreign currency to affect significantly the value to the Corporation's investment in these subsidiaries.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the first quarters of 2000 and 2001 was $50.0 million. During the fourth quarter of 2000 the provision amounted to $46.2 million. The amount of provision for loan losses is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan impairment, management's assessment of loan portfolio quality, the value of the collateral and general economic conditions. Table C summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarters ended March 31, 2001 and 2000. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

Net charge-offs for the first quarter of 2001 totaled $36.1 million, a decrease of $12.5 million or 25.6%, compared with $48.6 million recorded in the same period of 2000. Net charge-offs for the quarter ended December 31, 2000 totaled $50.9 million. Net charge-offs represented 0.89% of average loans for the quarter ended March 31, 2001, compared with 1.29% for the same period in 2000 and 1.25% for the quarter ended December 31, 2000.

As shown in Table C, the consumer and commercial portfolios had lower losses. Consumer loans net charge-offs decreased $8.0 million for the quarter ended March 31, 2001, when compared with the same quarter of 2000. Consumer loans net charge-offs represented 2.21% of average consumer loans for the quarter ended March 31, 2001, compared with 3.15% for the same quarter last year. The decline was mostly due to the fact that in the first quarter of 2000 there were approximately $3.0 million in net charge-offs corresponding to the U.S. credit card operations, sold in the second half of 2000. Also, the Corporation has tightened its credit criteria for unsecured consumer loans.

Commercial and construction loans net charge-offs decreased $5.2 million in the quarter ended March 31, 2001, when compared with the same quarter of 2000. As a percentage of average commercial and construction loans, these net charge-offs decreased from 0.96% in the first quarter of 2000, to 0.63% in 2001. The decrease in commercial net charge-offs is mostly associated to the commercial net charge-offs of BF, which approximated $3.3 million in the first quarter of 2000.

Lease financing net charge-offs totaled $5.0 million or 2.39% of the average lease financing portfolio for the quarter ended March 31, 2001, compared with $5.0 million or 2.82% for the same period in 2000. Mortgage loans net charge-offs increased to $1.4 million or 0.12% of average mortgage loans for the first quarter of 2001, from $0.6 million or 0.06% in the same period a year earlier.

The allowance for credit losses is maintained at a level considered sufficient to provide for estimated loan losses based on evaluations of known and inherent risks in the loan portfolio. In determining the allowance, management considers portfolio risk characteristics, prior loss experience, the results of periodic credit reviews of individual loans, prevailing conditions and loan impairment measurement.

The allowance for loan losses increased to $305 million or 1.85% of loans at the end of March 31, 2001, compared with $293 million or 1.93% one year earlier, and $291 million or 1.81% at December 31, 2000. The decrease in the allowance to loans ratio from March 31, 2000 resulted from the sale of BF, which had a higher ratio of allowance to total loans to cover potential losses. Moreover, the decrease in the ratio was also attributed to the composition of the loan portfolio, as most of its growth was realized in mortgage loans, comprising a relatively low-risk portfolio.

The Corporation has defined impaired loans as all loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective rate, on the observable market price of the loan or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. An impaired loan for which the discounted cash flows, collateral value or market price is less than its carrying value requires an allowance. The allowance for impaired loans is part of the Corporation's overall allowance for loan losses. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis.

TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                                               FIRST QUARTER
(Dollars in thousands)                                                                    2001                 2000
                                                                                       ----------           ----------
Balance at beginning of period                                                         $  290,653           $  292,010
Allowance purchased                                                                           738
Provision for loan losses                                                                  50,034               50,013
                                                                                       ----------           ----------
                                                                                          341,425              342,023
                                                                                       ----------           ----------
Losses charged to the allowance:
   Commercial                                                                              14,370               19,488
   Construction                                                                             1,000                  141
   Lease financing                                                                          7,255                7,398
   Mortgage                                                                                 1,500                  642
   Consumer                                                                                24,361               32,198
                                                                                       ----------           ----------
                                                                                           48,486               59,867
                                                                                       ----------           ----------
Recoveries:
   Commercial                                                                               3,825                2,861
   Lease financing                                                                          2,272                2,371
   Mortgage                                                                                   116                   61
   Consumer                                                                                 6,143                5,993
                                                                                       ----------           ----------
                                                                                           12,356               11,286
                                                                                       ----------           ----------

Net loans charged-off (recovered):
   Commercial                                                                              10,545               16,627
   Construction                                                                             1,000                  141
   Lease financing                                                                          4,983                5,027
   Mortgage                                                                                 1,384                  581
   Consumer                                                                                18,218               26,205
                                                                                       ----------           ----------
                                                                                           36,130               48,581
                                                                                       ----------           ----------

Balance at end of period                                                               $  305,295           $  293,442
                                                                                       ==========           ==========

Ratios:
   Allowance for losses to loans                                                             1.85%                1.93%

   Allowance to non-performing assets                                                       83.01                81.23

   Allowance to non-performing loans                                                        89.76                89.25

   Non-performing assets to loans                                                            2.23                 2.38

   Non-performing assets to total assets                                                     1.35                 1.43

   Net charge-offs to average loans                                                          0.89                 1.29

   Provision to net charge-offs                                                              1.38X                1.03x

   Net charge-offs earnings coverage                                                         4.17                 2.71

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 2001, December 31, 2000 and March 31, 2000.

                                                       MARCH 31, 2001            December 31, 2000              March 31, 2000
(In millions)
                                                  RECORDED      VALUATION      Recorded      Valuation      Recorded     Valuation
                                                 INVESTMENT     ALLOWANCE     Investment     Allowance     Investment     Allowance
                                                 ----------     ---------     ----------     ---------     ----------    ----------
Impaired loans:
   Valuation allowance required                   $  118.4       $  28.7       $  112.5       $  27.3       $  152.9       $  55.3
   No valuation allowance required                    49.2                         42.5                         39.1
                                                  --------       -------       --------       -------       --------       -------
    Total impaired loans                          $  167.6       $  28.7       $  155.0       $  27.3       $  192.0       $  55.3
                                                  --------       -------       --------       -------       --------       -------

Average impaired loans during the first quarter of 2001 and 2000 were $161 million and $178 million, respectively. The Corporation recognized interest income on impaired loans of $0.9 million and $1.2 million, respectively, for the quarters ended March 31, 2001 and 2000.

CREDIT QUALITY

Non-performing assets consist of past-due loans that are no longer accruing interest and real estate and other property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table D.

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

During 2000 the Corporation adopted the revised Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (FFIEC) on February 10, 1999. The revised policy requires that unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court, or within the charge-off time frames adopted in the classification policy, whichever is shorter. Also, the revised policy details criteria that must be met before the Corporation may consider a delinquent open-end loan current, such as in the process of account re-aging, extension and deferral.

Non-performing assets increased by $6.5 million or 1.8% from March 31, 2000 to $367.8 million. On the other hand, non-performing assets as a percentage of total loans decreased when compared with the same period in 2000 from 2.38% as of March 31, 2000, to 2.23% at the same date in 2001. The allowance for loan losses as a percentage of non-performing assets, as of March 31, 2001 and 2000, was 83.01% and 81.23%, respectively. Excluding the non-performing assets of BF as of March 31, 2000, the Corporation's non-performing assets grew $64.8 million from the first quarter of 2000 to the same period in 2001. The increase in non-performing assets since March 31, 2000, excluding the non-performing assets of BF as of that date, was mostly reflected in non-performing commercial and mortgage loans, which grew $32.6 million and $24.2 million, respectively. BF had $58.3 million in non-performing assets as of March 31, 2000.

When compared to December 31, 2000, the rise in non-performing assets as of March 31, 2001 was mostly experienced in commercial, which increased $19.1 million or 11.1%. Non-performing commercial loans represented 2.60% of that portfolio at March 31, 2001, compared with 2.37% at the end of 2000. The increase was partly associated to the growth in these portfolios and to the general deteriorating economic conditions which have negatively impacted some of the Corporation's customer margins and cash flows.

Non-performing financing leases amounted to $11.3 million or 1.35% of leases as of March 31, 2001, compared with $7.2 million or 0.88% as of December 31, 2000, reflecting the growth in the portfolio and higher delinquencies. On the other hand, non-performing mortgage loans, which reflected a decline of $1.4 million since

December 31, 2000, represented 1.95% of mortgage loans as of the end of the first quarter of 2001, compared with 2.15% at the end of 2000. Non-performing consumer loans totaled $38.9 million or 1.19% of consumer loans at March
31, 2001, compared with $43.8 million or 1.32% of consumer loans at December 31, 2000.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets at March 31, 2001, would have been $292 million or 1.77% of loans, and the allowance for loan losses would have been 104.65% of non-performing assets. At March 31, 2000 and December 31, 2000, adjusted non-performing assets would have been $274 million or 1.80% of loans and $273 million or 1.70% of loans, respectively, and the allowance to non-performing assets would have been 107.2% and 106.49%, respectively.

TABLE D
NON-PERFORMING ASSETS

                                                                    MARCH 31,          December 31,           March 31,
                                                                      2001                 2000                 2000
                                                                   ----------          ------------          ----------
(Dollars in thousands)
Commercial, construction, industrial and agricultural              $  191,464           $  172,402           $  196,457
Lease financing                                                        11,308                7,152                3,818
Mortgage                                                               98,430               99,861               74,493
Consumer                                                               38,921               43,814               54,031
Other real estate                                                      27,638               23,518               32,448
                                                                   ----------           ----------           ----------

                 Total                                             $  367,761           $  346,747           $  361,247
                                                                   ==========           ==========           ==========

Accruing loans past-due 90 days or more                            $   21,700           $   21,599           $   29,434
                                                                   ==========           ==========           ==========

Non-performing assets to loans                                           2.23%                2.16%                2.38%
Non-performing assets to assets                                          1.35                 1.24                 1.43

NON-INTEREST INCOME

Non-interest income, excluding securities and trading gains, amounted to $114.3 million for the quarter ended March 31, 2001, compared with $101.6 million for the same period in 2000. As shown on Table E, the rise in non-interest income was principally driven by an increase of $10.8 million in other service fees and $4.4 million in service charges on deposit accounts, partially offset by a decrease of $2.5 million in other income.

TABLE E
NON-INTEREST INCOME

                                                                                     FIRST QUARTER
                                                                   --------------------------------------------------
                                                                      2001                 2000               Change
                                                                   ----------          ----------          ----------
(Dollars in thousands)

Service charges on deposit accounts                                $   34,658          $   30,223          $    4,435
                                                                   ----------          ----------          ----------

Other service fees:
   Credit cards fees and discounts                                     13,568              14,370                (802)
   Debit card fees                                                      9,518               4,891               4,627
   Processing fees                                                      9,140               6,169               2,971
   Other fees                                                           6,282               7,580              (1,298)
   Insurance fees                                                       5,088               1,751               3,337
   Check cashing fees                                                   4,581               3,530               1,051
   Sale and administration of investment products                       4,401               3,914                 487
   Mortgage servicing fees, net of amortization                         3,079               2,746                 333
   Trust fees                                                           2,518               2,414                 104
                                                                   ----------          ----------          ----------
      Total other service fees                                         58,175              47,365              10,810
                                                                   ----------          ----------          ----------

Other income                                                           21,535              24,057              (2,522)
                                                                   ----------          ----------          ----------

      Total                                                        $  114,368          $  101,645          $   12,723
                                                                   ==========          ==========          ==========

The increase in service charges on deposit accounts when compared to the first quarter of 2000 was mostly due to higher commercial account activity and the implementation during 2000 of new fees in deposit accounts, including charges for electronic transaction overdrafts, accounts without activity, and others. Also, the increase relates to some fees, including external payments, which were previously accounted for as other service fees and beginning in 2001 are charged through account analysis for certain commercial accounts.

The increase in other service fees is mostly attributed to processing fees generated by GM Group and to debit card fees mainly as a result of the growing volume of point-of-sale terminals and transactions. Also, contributing to the growth in non-interest income were insurance commission income derived from Popular Insurance, which began operations in the second half of 2000, and higher check cashing fees, basically driven by the expansion of the Corporation's retail financial subsidiary in the United States. The latter added 33 new offices (including 13 mobile units) to its network since March 31, 2000. On the other hand, credit card fees and discounts declined when compared to the first quarter of 2000 due to the aforementioned sale of the U.S. credit card operations. For the quarter ended March 31, 2000, these operations contributed with approximately $4.6 million in other service fees. The decrease in other fees was associated to the reclassification of some external payment fees to service charges on deposit accounts as previously described. The decrease in other operating income was mostly due to lower revenues from the Corporation's leasing subsidiary and to income no longer derived as a result of the sale of BF. Also, included in other income was a pretax loss of $0.6 million on the fair market value of derivatives pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was adopted during this quarter.

For the first quarter of 2001, the Corporation recognized net gains of $0.6 million in the sale of securities and trading account profits, compared with $14.1 million in the same period last year. During the first quarter of 2000, the Corporation exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a pretax gain of $13.4 million.

OPERATING EXPENSES

Operating expenses for the first quarter of 2001 were $220.0 million compared with $226.5 million for the same quarter in 2000, a decrease of $6.5 million or 2.9%. Personnel costs, the largest category of operating expenses, totaled $104.9 million for the first quarter of 2001 compared with $103.2 million in the same period of 2000. Profit sharing and pension and other benefits accounted for the major increase in this category, rising $2.5 million. Partially offsetting this increase was a decrease in salaries of $0.8 million due to a lower headcount as a result of the sale of BF and the U.S. credit card operations and employees from Banco Popular who retired at the end of 2000. This was partly offset by annual merit increases and the impact of continued expansion in other business areas. Full-time equivalent employees (FTE's) totaled 10,826 at the end of this quarter compared with 11,591 employees at the same date in 2000.

Other operating expenses, excluding personnel costs, were $115.1 million for the quarter ended March 31, 2001, a decrease of $8.2 million when compared to the same period in 2000. This decline was mostly reflected in business promotion, other operating expenses, professional fees and amortization of intangibles. Business promotion declined mostly due to the fact that the Corporation is no longer incurring substantial advertising efforts to market its credit cards in the U.S. Other operating expenses declined mostly due to the sale of BF and lower sundry losses. Moreover, professional fees declined due to lower legal and consulting services, data processing and other professional services. The decrease in the amortization of intangibles relates to the core deposits intangible recorded on the merger with BanPonce Corporation in 1990, which was fully amortized at the end of 2000.

Income tax expense rose $8.4 million from $18.8 million in the first quarter of 2000, to $27.2 million in the same quarter this year, primarily as a result of higher pre-tax earnings and lower income subject to capital gains tax. The effective tax rate for the first quarter of 2001 was 26.97% compared with 23.03% for the same period in 2000.

On January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of derivatives as either assets or liabilities in the statement of condition measured at fair value. At the adoption, the Corporation recognized $0.7 million (net of tax) in income as a cumulative effect of accounting changes.

BALANCE SHEET COMMENTS

Total assets as of March 31, 2001 reached $27.3 billion compared with $25.3 billion as of the same date a year earlier. Total assets at December 31, 2000, were $28.1 billion. Earning assets totaled $25.7 billion at March 31, 2001, compared with $26.3 billion at December 31, 2000 and $23.6 billion at March 31, 2000.

The investment portfolio reached $8.0 billion as of March 31, 2001, a decrease of $1.1 billion when compared with $9.1 billion as of December 31, 2000. This decline is mostly due to lower arbitrage activity as of the end of the quarter resulting from management's objective of reducing the reliance on borrowings. Investment securities as of March 31, 2000 amounted to $7.3 billion. The increase since March 31, 2000 was mostly in U.S. Government Agency securities.

         As shown in Table F, the loan portfolio increased $452 million compared with December 31, 2000, of which $394 million were in mortgage and $96 million in commercial loans (including construction loans). The mortgage loan portfolio increased from December 31, 2000 due to an aggressive marketing campaign and to the impact of the declining interest rate scenario which generally results in a higher demand for mortgage loans. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts directed to the retail and middle market. The increase in the loan portfolio compared with the same date last year was also reflected in the mortgage and commercial loan portfolios (including construction loans), which increased $1.1 billion and $238 million, respectively. The consumer loan portfolio decreased $61 million since the end of 2000, mainly personal loans, as a result of a lower demand for this type of loan, principally due to the impact of the declining interest rate scenario, which is favorable for the refinancing of mortgage loans and the consolidation of personal debt. Consumer loans declined $96 million since March 31, 2000 mainly resulting from the sale of the U.S. credit card portfolio, which had a portfolio totaling $169 million at March 31, 2000.

TABLE F
LOANS ENDING BALANCES

                                                                        MARCH 31,             December 31,            March 31,
                                                                           2001                   2000                   2000
                                                                      -------------          -------------          -------------
(Dollars in thousands)

Commercial, industrial and agricultural                               $   7,096,712          $   7,013,834          $   6,872,173
Construction                                                                271,715                258,197                257,888
Lease financing                                                             839,721                816,714                731,803
Mortgage *                                                                5,037,862              4,643,646              3,979,474
Consumer *                                                                3,263,467              3,324,694              3,359,593
                                                                      -------------          -------------          -------------

           Total                                                      $  16,509,477          $  16,057,085          $  15,200,931
                                                                      =============          =============          =============

* Includes loans held-for-sale

Total deposits were $15.1 billion at March 31, 2001, or $288 million higher than the $14.8 billion reported at December 31, 2000. Time and savings deposits increased $229 million and $170 million, respectively, when compared with December 31, 2000. The increase in time deposits is mainly due to higher broker CD's, which consist of certificate of deposits purchased from a broker acting as an agent for depositors, and which serve as an alternative source of funding the Corporation's operations at somewhat lower rates than other debt. Also, retail time deposits increased during the quarter. Demand deposits had a decrease of $111 million compared with the amount at December 31, 2000 mainly attributable to commercial accounts. At March 31, 2000, total deposits amounted to $14.3 billion and included $287 million in deposits of BF.

Borrowed funds, including subordinated notes and capital securities, amounted to $9.6 billion at March 31, 2001, from $10.8 billion as of December 31, 2000 and $8.8 billion at March 31, 2000.

As part of the investment in subsidiaries, the Corporation had a minority interest of $0.9 million as of March 31, 2001 and December 31, 2000, which mostly represented the beneficial interest of the minority investors of Levitt Mortgage. As of March 31, 2000 the Corporation had a minority interest of $21.0 million. The decrease from the same quarter last year was mainly attributed to the sale of BF.

The Corporation's stockholders' equity at March 31, 2001 and December 31, 2000 was $2.1 billion and $2.0 billion, respectively, compared with $1.7 billion at March 31, 2000. Included in stockholders' equity at March 31, 2001 was $81 million in unrealized gains on securities available-for-sale, net of tax, compared with unrealized gains of $4 million as of December 31, 2000 and $161 million in unrealized losses at March 31, 2000. The dividend payout ratio to common stockholders for the quarter ended March 31, 2001, was 30.16% compared with 34.98% for the same quarter last year and 32.47% for the year ended December 31, 2000.

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Management has determined that as of the periods presented, the Corporation exceeded all capital adequacy requirements to which it is subject. The Corporation's ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage, as of March 31, 2001, March 31, 2000 and December 31, 2000 are presented on Table G.

The market value of the Corporation's common stock at March 31, 2001 was $29.45, compared with $26.31 at December 31, 2000 and $22.19 at March 31, 2000. The Corporation's market capitalization at March 31, 2001, was $4.0 billion compared with $3.6 billion as of December 31, 2000 and $3.0 billion at March 31, 2000.

TABLE G
CAPITAL ADEQUACY DATA

                                                                     MARCH 31,             December 31,              March 31,
                                                                        2001                    2000                    2000
                                                                   -------------           -------------           -------------
(Dollars in thousands)

Risk-based capital
  Tier I capital                                                   $   1,801,296           $   1,741,004           $   1,583,637
  Supplementary (Tier II) capital                                        332,511                 321,627                 323,358
                                                                   -------------           -------------           -------------

       Total capital                                               $   2,133,807           $   2,062,631           $   1,906,995
                                                                   =============           =============           =============

Risk-weighted assets
  Balance sheet items                                                 16,452,469              16,173,005           $  15,258,355
  Off-balance sheet items                                                490,034                 496,735                 515,180
                                                                   -------------           -------------           -------------

       Total risk-weighted assets                                  $  16,942,503           $  16,669,740           $  15,773,535
                                                                   =============           =============           =============

Ratios:
  Tier I capital (minimum required - 4.00%)                                10.63%                  10.44%                  10.04%
  Total capital (minimum required - 8.00%)                                 12.59%                  12.37%                  12.09%
  Leverage ratio (minimum required - 3.00%)                                 6.59%                   6.40%                   6.32%

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 5.  OTHER INFORMATION

On May 9, 2001, the Board of Directors of Popular, Inc. declared a cash dividend of $0.20 per common share for the second quarter of 2001. This represents a 25.0 percent increase over the $0.16 per share paid in previous quarterly cash dividends. The dividend is payable on July 2, 2001 to shareholders of record on June 8, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibit No.                   Exhibit Description                              Reference
       -----------                   -------------------                              ---------
           19                Quarterly Report to Shareholders for the                 Exhibit "A"
                             period ended March 31, 2001

   b)  One report on Form 8-K was filed for the quarter ended March 31, 2001:

        Dated:   January 10, 2001

        Items reported:     Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

                                       POPULAR, INC.
                                       (Registrant)



Date: May 15, 2001                     By: /s/ Jorge A. Junquera
     --------------                       -------------------------------------
                                          Jorge A. Junquera
                                          Senior Executive Vice President



Date: May 15, 2001                        By: /s/ Amilcar L. Jordan
     --------------                       -------------------------------------
                                          Amilcar L. Jordan, Esq.
                                          Senior Vice President & Comptroller