Form 10-Q
period 2001-06-30
POPULAR INC
filed 2001-08-14
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 2001             Commission file number  0 - 13818
                  ---------------                                   -----------

                                  POPULAR, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                              66-041-6582
------------------------                                    -------------------
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

                          Yes  [X]             No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                   136,277,273
   ----------------------------    ------------------------------------------
         (Title of Class)          (Shares Outstanding as of August 14, 2001)

                                  POPULAR, INC.

                                      INDEX

                                                                                           Page
                                                                                          -----

Part I - Financial Information

   Item 1.  Financial Statements

              Unaudited Consolidated Statements of Condition as of June 30, 2001,
                December 31, 2000 and June 30, 2000                                          3
                                                                                          -----

              Unaudited Consolidated Statements of Income for the quarters and six months
                ended June 30, 2001 and 2000                                                 4
                                                                                          -----

              Unaudited Consolidated Statements of Comprehensive Income for
                the quarters and six months ended June 30, 2001 and 2000                     5
                                                                                          -----

              Unaudited Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2000                                                       6
                                                                                          -----

              Notes to unaudited Consolidated Financial Statements                         7-26
                                                                                          -----

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   27-41
                                                                                          -----

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       31
                                                                                          -----

Part II - Other Information

   Item 1.  Legal proceedings                                                                41
                                                                                          -----

   Item 2.  Changes in securities - None                                                    N/A
                                                                                          -----

   Item 3.  Defaults upon senior securities - None                                          N/A
                                                                                          -----

   Item 4.  Submission of matters to a vote of security holders                              41
                                                                                          -----

   Item 5.  Other information - None                                                        N/A
                                                                                          -----

   Item 6.  Exhibits and reports on Form 8-K                                                 41
                                                                                          -----

     ---       Signature                                                                     42
                                                                                          -----

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                 JUNE 30,      December 31,      June 30,
(In thousands)                                                                     2001            2000            2000
                                                                               ------------    ------------    ------------

ASSETS

Cash and due from banks                                                        $    580,592    $    726,051    $    698,012
                                                                               ------------    ------------    ------------

Money market investments:
Federal funds sold and securities purchased
  under agreements to resell                                                      1,052,960       1,057,320       1,159,754
Time deposits with other banks                                                       10,424          10,908          31,206
Banker's acceptances                                                                    470             390             551
                                                                               ------------    ------------    ------------

                                                                                  1,063,854       1,068,618       1,191,511
                                                                               ============    ============    ============

Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge                         2,505,223       3,657,729       3,159,544
     Other investment securities available-for-sale                               4,958,437       5,138,195       4,069,282
Investment securities held-to-maturity, at amortized cost                           247,812         264,731         292,249
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge                           217,776         124,016         159,161
     Other trading securities                                                        61,910          29,057          31,297
Loans held-for-sale, at lower of cost or market                                     914,071         823,901         790,831
                                                                               ------------    ------------    ------------
Loans                                                                            16,604,911      15,580,379      15,335,791
 Less - Unearned income                                                             326,736         347,195         352,018
        Allowance for loan losses                                                   313,337         290,653         305,526
                                                                               ------------    ------------    ------------
                                                                                 15,964,838      14,942,531      14,678,247
                                                                               ------------    ------------    ------------

Premises and equipment                                                              395,804         405,772         437,181
Other real estate                                                                    28,741          23,518          36,426
Customers' liabilities on acceptances                                                 1,673           1,647           5,735
Accrued income receivable                                                           190,013         202,540         176,540
Other assets                                                                        450,832         367,150         429,584
Intangible assets                                                                   269,058         281,595         295,646
                                                                               ------------    ------------    ------------
                                                                               $ 27,850,634    $ 28,057,051    $ 26,451,246
                                                                               ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing                                                       $  3,144,623    $  3,109,885    $  3,067,579
    Interest bearing                                                             12,425,162      11,695,022      11,392,875
                                                                               ------------    ------------    ------------
                                                                                 15,569,785      14,804,907      14,460,454
  Federal funds purchased and securities sold under
    agreements to repurchase                                                      4,157,279       4,964,115       4,937,816
  Other short-term borrowings                                                     2,828,347       4,369,212       2,854,035
  Notes payable                                                                   2,379,030       1,176,912       1,752,722
  Acceptances outstanding                                                             1,673           1,647           5,735
  Other liabilities                                                                 471,953         470,687         407,260
                                                                               ------------    ------------    ------------
                                                                                 25,408,067      25,787,480      24,418,022
                                                                               ------------    ------------    ------------
  Subordinated notes                                                                125,000         125,000         125,000
                                                                               ------------    ------------    ------------

  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures guaranteed
    by the Corporation                                                              150,000         150,000         150,000
                                                                               ------------    ------------    ------------
  Commitments and contingencies
                                                                               ------------    ------------    ------------
Minority interest in consolidated subsidiaries                                          915             927          21,334
                                                                               ------------    ------------    ------------

Stockholders' equity:
  Preferred stock                                                                   100,000         100,000         100,000
  Common stock                                                                      831,408         830,356         828,959
  Surplus                                                                           264,414         260,984         247,479
  Retained earnings                                                                 963,605         865,082         775,975
  Treasury stock-at cost                                                            (66,136)        (66,214)        (64,150)
  Accumulated other comprehensive income (loss), net of tax of $23,619
   (December 31, 2000 - $1,683; June 30, 2000 - ($39,339))                           73,361           3,436        (151,373)
                                                                               ------------    ------------    ------------
                                                                                  2,166,652       1,993,644       1,736,890
                                                                               ------------    ------------    ------------
                                                                               $ 27,850,634    $ 28,057,051    $ 26,451,246
                                                                               ============    ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                   Quarter ended                 Six months ended
                                                                      June 30,                       June 30,

(Dollars in thousands, except per share information)             2001           2000            2001           2000
                                                              ----------    ------------    ------------    ----------

INTEREST INCOME:
 Loans                                                        $  391,841    $    392,437    $    785,406    $  768,957
 Money market investments                                         13,026          14,308          28,332        27,556
 Investment securities                                           114,243         114,624         252,302       226,754
 Trading account securities                                        4,297           3,405           7,818         7,308
                                                              ----------    ------------    ------------    ----------
                                                                 523,407         524,774       1,073,858     1,030,575
                                                              ----------    ------------    ------------    ----------

INTEREST EXPENSE:
 Deposits                                                        131,022         129,399         263,799       251,873
 Short-term borrowings                                            84,493         113,684         203,611       216,509
 Long-term debt                                                   42,374          35,775          85,213        74,037
                                                              ----------    ------------    ------------    ----------
                                                                 257,889         278,858         552,623       542,419
                                                              ----------    ------------    ------------    ----------

Net interest income                                              265,518         245,916         521,235       488,156
Provision for loan losses                                         49,462          48,719          99,496        98,732
                                                              ----------    ------------    ------------    ----------
Net interest income after provision for loan losses              216,056         197,197         421,739       389,424
Service charges on deposit accounts                               36,310          30,831          70,968        61,054
Other service fees                                                58,907          55,443         117,082       102,808
(Loss) gain on sale of securities                                 (2,152)            329          (1,862)       13,593
Trading account profit                                               945             693           1,254         1,510
Gain on derivatives                                                1,652                           1,021
Other operating income                                            25,638          21,989          47,804        46,046
                                                              ----------    ------------    ------------    ----------
                                                                 337,356         306,482         658,006       614,435
                                                              ----------    ------------    ------------    ----------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                         78,884          77,301         156,662       155,895
 Profit sharing                                                    4,018           5,569           9,115         9,701
 Pension and other benefits                                       23,841          15,341          45,860        35,839
                                                              ----------    ------------    ------------    ----------
                                                                 106,743          98,211         211,637       201,435
 Net occupancy expenses                                           17,726          16,177          34,921        32,736
 Equipment expenses                                               24,575          25,079          48,702        48,513
 Other taxes                                                       9,809           8,341          18,619        16,916
 Professional fees                                                16,842          16,826          32,227        34,504
 Communications                                                   12,085          12,034          23,972        22,836
 Business promotion                                               13,159          12,572          23,704        26,659
 Printing and supplies                                             4,490           5,313           8,809        10,485
 Other operating expenses                                         20,189          16,282          36,120        34,663
 Amortization of intangibles                                       6,860           8,537          13,736        17,129
                                                              ----------    ------------    ------------    ----------
                                                                 232,478         219,372         452,447       445,876
                                                              ----------    ------------    ------------    ----------
Income before income tax, minority interest and cumulative
   effect of accounting changes                                  104,878          87,110         205,559       168,559
Income tax                                                        27,337          21,684          54,488        40,440
Net (gain) loss of minority interest                                  (4)           (303)             12         1,193
                                                              ----------    ------------    ------------    ----------
Income before cumulative effect of accounting changes             77,537          65,123         151,083       129,312
Cumulative effect of accounting changes, net of tax                                                  686
                                                              ----------    ------------    ------------    ----------
NET INCOME                                                    $   77,537    $     65,123    $    151,769    $  129,312
                                                              ==========    ============    ============    ==========
NET INCOME APPLICABLE TO COMMON STOCK                         $   75,450    $     63,036    $    147,594    $  125,137
                                                              ==========    ============    ============    ==========
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)
(BEFORE AND AFTER CUMULATIVE EFFECT OF ACCOUNTING             $     0.55    $       0.46    $       1.08    $     0.92
CHANGES)
                                                              ==========    ============    ============    ==========
DIVIDENDS DECLARED PER COMMON SHARE                           $     0.20    $       0.16    $       0.36    $     0.32
                                                              ==========    ============    ============    ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                               Quarter ended            Six months ended
                                                                                  June 30,                  June 30,

(In thousands)                                                                2001        2000         2001          2000
                                                                            --------    --------    ----------    ----------

Net  Income                                                                 $ 77,537    $ 65,123    $  151,769    $  129,312
                                                                            --------    --------    ----------    ----------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustment                                       (124)         88          (250)         (297)
  Unrealized gains (losses) on securities:
    Unrealized holding (losses) gains arising during the
    period, net of tax of ($3,936) (2000 - $1,458) for the quarter
    and $21,967 (2000- $131) for the six-month period                         (9,659)     10,991        67,439           163
       Less: reclassification adjustment for (losses) gains included in net income, net of tax of ($797) (2000- $88) for the quarter
       and ($719) (2000- $3,477) for the six-month period                     (2,610)        241        (2,398)       10,530

Net gain (loss) on cash flow hedges                                              135                      (517)
    Less: reclassification adjustment for losses included
    in net income, net of tax of ($148) for the quarter and ($260) for
    the six-month period in 2001                                                (290)                     (465)

Cumulative effect of accounting change                                                                     254
    Less: reclassification adjustment for losses included
    in net income, net of tax of ($40) for the quarter and ($77) for the
      six-month period in 2001                                                   (75)                     (136)
                                                                            --------    --------    ----------    ----------

Total other comprehensive (loss) income                                     $ (6,673)   $ 10,838    $   69,925    $  (10,664)
                                                                            --------    --------    ----------    ----------

 Comprehensive income                                                       $ 70,864    $ 75,961    $  221,694    $  118,648
                                                                            ========    ========    ==========    ==========

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

                                                      JUNE 30,    December 31,      June 30,
(In thousands)                                          2001          2000            2000
                                                      --------    ------------     ----------

Foreign currency translation adjustment               $ (1,134)     $   (884)      $   (1,562)
Unrealized gains (losses) on securities                 74,157         4,320         (149,811)
Unrealized losses on derivatives                           (52)
Cumulative effect of accounting change                     390
                                                      --------      --------       ----------

Accumulated other comprehensive income (loss)         $ 73,361      $  3,436       $ (151,373)
                                                      ========      ========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      For the six months ended
                                                                                              June 30,

(In thousands)                                                                          2001            2000
                                                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    151,769    $    129,312
                                                                                    ------------    ------------

  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                              38,210          38,488
     Provision for loan losses                                                            99,496          98,732
     Amortization of intangibles                                                          13,736          17,129
     Loss (gain) on sale of investment securities available-for-sale                       1,862         (13,593)
     Gain on derivatives                                                                  (1,021)
     Loss on disposition of premises and equipment                                           283              47
     Loss (gain) on sale of loans                                                            192          (3,631)
     Net amortization of premiums and accretion of discounts on investments                1,151           1,088
     Net increase in loans held-for-sale                                                 (90,170)       (171,533)
     Net amortization of deferred loan fees and costs                                    (10,267)         (2,104)
     Net (increase) decrease in trading securities                                      (126,613)         46,152
     Net decrease (increase) in interest receivable                                       12,527            (794)
     Net increase in other assets                                                        (11,396)        (26,831)
     Net decrease in interest payable                                                    (27,879)         (8,751)
     Net decrease in deferred and current taxes                                           (1,750)        (24,514)
     Net increase in postretirement benefit obligation                                     6,094           3,447
     Net decrease in other liabilities                                                   (16,289)        (20,106)
                                                                                    ------------    ------------
Total adjustments                                                                       (111,834)        (66,774)
                                                                                    ------------    ------------
Net cash provided by operating activities                                                 39,935          62,538
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in money market investments                                      4,764        (205,517)
  Purchases of investment securities held-to-maturity                                 (2,615,536)     (4,735,460)
  Maturities of investment securities held-to-maturity                                 2,717,702       4,649,771
  Purchases of investment securities available-for-sale                               (2,085,169)     (1,463,371)
  Maturities of investment securities available-for-sale                               2,805,546       1,565,792
  Proceeds from sales of investment securities available-for-sale                        606,075          89,648
  Net disbursements on loans                                                          (1,001,107)     (1,010,056)
  Proceeds from sale of loans                                                            244,336         349,896
  Acquisition of loan portfolios                                                        (388,389)       (144,925)
  Cash received in acquisition                                                                               715
  Acquisition of premises and equipment                                                  (31,741)        (37,996)
  Proceeds from sale of premises and equipment                                             3,216           4,600
                                                                                    ------------    ------------
Net cash provided by (used in) investing activities                                      259,697        (936,903)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                               743,647         286,739
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase                                                  (806,836)        523,336
  Net (decrease) increase in other short-term borrowings                              (1,540,865)        241,209
  Net proceeds (payments) of notes payable                                             1,202,118         (99,877)
  Dividends paid                                                                         (47,715)        (47,620)
  Proceeds from issuance of common stock                                                   4,482           4,921
  Treasury stock sold (acquired)                                                              78             (27)
                                                                                    ------------    ------------
Net cash (used in) provided by financing activities                                     (445,091)        908,681
                                                                                    ------------    ------------
Net (decrease) increase in cash and due from banks                                      (145,459)         34,316
Cash and due from banks at beginning of period                                           726,051         663,696
                                                                                    ------------    ------------
Cash and due from banks at end of period                                            $    580,592    $    698,012
                                                                                    ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the United States and the U.S. and British Virgin Islands. The Corporation is also engaged in mortgage and consumer lending, lease financing, investment banking and broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 12 to the consolidated financial statements presents further information about the Corporation's business segments.

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

The statement requires the recognition of all derivatives on the balance sheet at fair value. On the date that a derivative contract is entered into, it may be designated as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a fair value hedge); (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows associated with a recognized asset or liability (a "cash flow" hedge); (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge);
(4) a hedge of a net investment in a foreign operation; or (5) an instrument that is held for trading or non-hedging purposes ( a "trading" or "non-hedging" instrument). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as
- a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, the changes in the derivative's fair value, to the extent that the derivative is effective as a hedge, are recorded in the cumulative-translation-adjustment account within other comprehensive income. Changes in the fair value of derivatives not designated as hedges or that do not meet the hedging criteria are reported in current-period earnings.

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

As of June 30, 2001, the Corporation had $390 in accumulated other comprehensive income pertaining to the cumulative effect of adopting SFAS No. 133. This amount pertains to the reclassification of $29,526 of held-to-maturity securities as available-for-sale. Therefore, the Corporation does not expect reclassification of this transition adjustment included in other comprehensive income, within the next twelve months.

Transfer and Servicing of Financial Assets and Liabilities

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125," was issued by the Financial Accounting Standard Board. The statement's provisions requiring the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral were adopted by the Corporation in the year ended December 31, 2000. SFAS 140 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The latter provisions are effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of these provisions did not have a material impact on the Corporation's financial condition or results of operations.

Business Combinations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 changes the accounting for business combinations in Opinion 16 in the following significant respects:

         SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method.

         In contrast to Opinion 16, which required separate recognition of intangible assets that can be identified and named, SFAS No. 141 requires that they be recognized as assets apart from goodwill if they meet one of two criteria--the contractual-legal criterion or the separability criterion.

         In addition to the disclosure requirements in Opinion 16, SFAS No. 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

SFAS No. 142 changes the subsequent accounting for goodwill and other intangible assets in the following significant respects:

         Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Opinion 17 mandated an arbitrary ceiling of 40 years for that amortization.

         SFAS No. 142 provides specific guidance for testing goodwill for impairment. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.

         In addition, this Statement provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those intangible assets from the scope of other impairment guidance. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts.

         SFAS No. 142 requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. Required disclosures include information about the changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset class for those assets subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization expense for the next five years.

The provisions of this statement are required to start with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The annualized goodwill amortization for the year 2001 is estimated at approximately $17,000. Management is still in the process of determining the full impact of the provisions of SFAS 142.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of June 30, 2001 and the amortized cost and market value (or fair value for certain investment securities when no market quotations are available) for the following investment securities were as follows:

Investment securities available-for-sale:

                                                                   JUNE 30,              December 31,             June 30,
                                                            ----------------------  ----------------------  ----------------------
                                                                     2001                    2000                    2000
                                                            ----------------------  ----------------------  ----------------------
                                                             AMORTIZED    MARKET    Amortized     Market    Amortized     Market
                                                               COST       VALUE        Cost       Value        Cost       Value
                                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                                                       (In thousands)

U.S. Treasury (average maturity of 1 year and 3 months)     $  716,000  $  730,112  $1,140,544  $1,146,744  $1,736,034  $1,721,602
Obligations of other U.S. Government
  agencies and corporations (average
  maturity of 3 years)                                       4,097,067   4,113,549   5,001,672   4,977,669   3,513,201   3,372,838
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 8 years and 9 months)                                     103,356     106,000      70,678      71,278      78,784      78,233
Collateralized mortgage obligations (average
  maturity of 23 years and 2 months)                         1,652,425   1,655,012   1,552,544   1,553,285   1,301,343   1,272,453
Mortgage-backed securities (average maturity
  of 24 years)                                                 460,670     465,530     700,844     695,987     489,265     489,018
Equity securities (without contractual maturity)               250,235     304,913     229,547     255,651     229,927     228,211
Others (average maturity of 15 years and 8
  months)                                                       85,707      88,544      94,092      95,310      69,422      66,471
                                                            ----------  ----------  ----------  ----------  ----------  ----------
                                                            $7,365,460  $7,463,660  $8,789,921  $8,795,924  $7,417,976  $7,228,826
                                                            ==========  ==========  ==========  ==========  ==========  ==========

Investment securities held-to-maturity:

                                                             JUNE 30,             December 31,           June 30,
                                                       --------------------  --------------------  --------------------
                                                               2001                  2000                  2000
                                                       --------------------  --------------------  --------------------
                                                       AMORTIZED    MARKET   Amortized    Market   Amortized    Market
                                                          COST      VALUE       Cost      Value       Cost      Value
                                                       ---------   --------  ---------   --------  ---------   --------
                                                                                (In thousands)

Obligations of other U.S. Government agencies and
  corporations (average maturity of 1 month)            $ 66,643   $ 66,652   $ 11,061   $ 11,095      9,130      9,140
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 11 years and 6 months)                               85,197     89,091    118,595    117,467    139,386    138,567
Collateralized mortgage obligations (average
  maturity of 22 years and 11 months)                      1,538      1,515     12,369     12,228     16,196     16,089
Mortgage-backed securities                                                      18,744     19,110     21,077     20,826
Others (average maturity of 3 years and 4 months)         94,434     92,276    103,962     98,672    106,460    101,657
                                                        --------   --------   --------   --------   --------   --------
                                                        $247,812   $249,534   $264,731   $258,572   $292,249   $286,279
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

NOTE 4 - PLEDGED ASSETS

At June 30, 2001 and 2000, securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other borrowings.

The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

                                                  JUNE 30,    December 31,    June 30,
(In thousands)                                      2001          2000          2000
                                                 ----------   ------------   ----------

Investment securities available-for-sale         $1,801,458    $1,617,134    $1,605,334
Investment securities held-to-maturity                5,971         6,798         9,877
Loans                                             1,571,385       777,118       674,532
                                                 ----------    ----------    ----------

                                                 $3,378,814    $2,401,050    $2,289,743
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

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of June 30, 2001 the total amount (net of tax) included in accumulated other comprehensive income pertaining to future and forward contracts was an unrealized loss of $129. These contracts have a maximum maturity of 123 days.

The Corporation purchased interest rate caps as part of a securitization in order to limit the interest rate payable to the security holders. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133. As of June 30, 2001, the fair market value of this interest rate cap was $4,760 included in other assets. These contracts mature in 8.6 years.

To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market and at the same time into foreign exchange contracts with third parties under the same terms and conditions. As of June 30, 2001, the Corporation included $13 and $13 in other assets and other liabilities, respectively, pertaining to the fair value of these contracts.

The interest-rate caps, floors and put options embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contract and therefore as stated in FAS 133, are not bifurcated from the host contract.

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

 As of June 30, 2001, the Corporation had recognized a derivative asset of $20,030 based on the fair value of the swaptions, a derivative liability of $44,588 based on the fair value of the bifurcated option, and a related discount of $23,477, these amounts are included in other assets and deposits, respectively. The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps do not qualify for hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivatives are recorded in the income statement. For the quarter and six months ended June 30, 2001, the Corporation recognized a gain of $1,652 and $1,021, respectively, as a result of the changes in fair value of the non-hedging derivatives included as part of the gain on derivatives.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at June 30, 2001, amounted to $9,182 and $112,959, respectively (June 30, 2000 - $19,562 and $66,162; December 31, 2000 -
$13,962 and $103,705). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 7 - STOCK OPTION PLAN

In April 2001, the shareholders of the Corporation approved the 2001 Stock Option Plan (the Plan), which permits the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. Any employee or director of the Corporation or of any of its subsidiaries is eligible to participate in the Plan. The selection of individuals eligible to participate is within the discretion of the Board of Directors, or an appointed committee. The Plan provides for the issuance of Popular, Inc.'s common stock at a price equal to its fair market value at the date of grant, subject to certain Plan provisions. The aggregate number of shares of common stock, which may be issued under the Plan, is limited to 5,000,000 shares, subject to adjustment for stock splits, recapitalizations and similar events. The shares are to be made available from authorized but unissued shares of common stock or treasury stock. The maximum option term is generally ten years from the date of grant. Unless an option agreement provides otherwise, all options granted are 20% exercisable after the first year and an additional 20% is exercisable after each subsequent year.

SFAS No. 123, "Accounting for Stock-Based Compensation" established a fair value based method of accounting for stock-based compensation plans and encourages entities to adopt that method of accounting for their employee stock compensation plans. This pronouncement also allows an entity to continue to measure compensation cost for those plans based on Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and disclose the pro forma net income and net income per share as if the fair value method had been applied in measuring cost. The Corporation has elected APB 25 and related interpretations in accounting for stock-based compensation plans.

During the second quarter of 2001, options for 8,384 common shares were awarded under the Plan with a weighted average exercise price of $30.56, which equaled the share's market price at the date of grant. The weighted average remaining contractual life of all options at June 30, 2001 was 9.8 years.

No compensation cost was recognized by the Corporation during the period ended June 30, 2001 related to these stock options. Had the Corporation elected to recognize compensation cost for options granted in 2001, consistent with the fair value method of accounting of SFAS 123, the pro forma net income and pro forma earnings per share would have been as follows:

                                               Quarter ended           Six-months ended
                                                  June 30,                 June 30,
                                              2001        2000         2001         2000
                                            --------    --------    ---------    ---------
                                             (In thousands, except per share information)

Net income applicable to common stock
     As reported                            $ 75,450    $ 63,036    $ 147,594    $ 125,137
     Pro forma                              $ 75,447    $ 63,036    $ 147,591    $ 125,137
Basic earnings per common share
     As reported                            $   0.55    $   0.46    $    1.08    $    0.92
     Pro forma                              $   0.55    $   0.46    $    1.08    $    0.92
Diluted earnings per common share
     As reported                            $   0.55    $   0.46    $    1.08    $    0.92
     Pro forma                              $   0.55    $   0.46    $    1.08    $    0.92

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions: an expected dividend yield of 2.23%, a weighted average expected life of the options of 10 years, an expected volatility of 33.0% and a risk-free interest rate of 5.23%. The weighted average fair value of options granted during this quarter was $11.92 per stock option.

NOTE 8 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

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

NOTE 9 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At June 30, 2001, there were 138,567,996 (June 30, 2000 - 138,159,859; December
31, 2000 - 138,392,822) shares issued and 136,180,713 (June 30, 2000 -
135,865,104; December 31, 2000 - 135,998,617) shares outstanding. As of June 30,
2001, a total of 2,387,283 (June 30, 2000 - 2,294,755; December 31, 2000 -
2,394,205) common shares with a total cost of $66,136 (June 30, 2000 - $64,150;
December 31, 2000 - $66,214) were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000 shares, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at June 30, 2001, June 30, 2000 and December 31, 2000.

NOTE 10 - EARNINGS PER COMMON SHARE

                                                                  Quarter ended                  Six-months ended
                                                                     June 30,                        June 30,
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------

(In thousands, except per share information)

Net income                                                 $     77,537    $     65,123    $    151,769    $    129,312
Less: Preferred stock dividends                                   2,087           2,087           4,175           4,175
                                                           ------------    ------------    ------------    ------------
Net income applicable to common stock                      $     75,450    $     63,036    $    147,594    $    125,137
                                                           ============    ============    ============    ============

Average common shares outstanding                           136,189,956     135,878,677     136,150,709     135,821,221
Average potential common shares - stock options                     130                              65
                                                           ------------    ------------    ------------    ------------
Average common shares outstanding - assuming dilution       136,190,086     135,878,677     136,150,774     135,821,221
                                                           ============    ============    ============    ============

Basic earnings per common share                            $       0.55    $       0.46    $       1.08    $       0.92
                                                           ============    ============    ============    ============
Diluted earnings per common share                          $       0.55    $       0.46    $       1.08    $       0.92
                                                           ============    ============    ============    ============

NOTE 11 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the six-month period ended June 30, 2001, the Corporation paid interest and income taxes amounting to $580,503 and $46,976, respectively (2000 - $551,170 and $61,781). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 2001, amounted to $18,404 and $15,028, respectively (2000 - $17,653 and $12,634). In connection with the requirements of SFAS No. 133, the statement of condition includes in the categories of other assets, other liabilities and deposits, $26,366, $99 and $21,231, respectively, in derivative instruments as of June 30, 2001.

NOTE 12 - SEGMENT REPORTING

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

The Corporation's lease financing segment provides financing for vehicles and equipment through Popular Leasing and Rental, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, investment banking and broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software. As of June 30, 2000 it also included the banking operations of Banco Fiduciario in the Dominican Republic.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters and six months ended June 30, 2001 and 2000.

                                              MORTGAGE AND
                                 COMMERCIAL     CONSUMER     LEASE
                                  BANKING       LENDING    FINANCING     OTHER      ELIMINATIONS     TOTAL
                                ------------  ------------ ---------  ------------  ------------  ------------
(IN THOUSANDS)                                            QUARTER ENDED JUNE 30, 2001
                                ------------------------------------------------------------------------------

NET INTEREST INCOME             $    220,575  $     31,751  $ 13,642  $       (415) $        (35) $    265,518
PROVISION FOR LOAN LOSSES             34,893         9,731     4,838                                    49,462
OTHER INCOME                          59,615        15,395     5,147        44,123        (2,980)      121,300
AMORTIZATION EXPENSE                   5,461           182       188         1,029                       6,860
DEPRECIATION EXPENSE                  14,459           893     2,499         1,172                      19,023
OTHER OPERATING EXPENSES             145,378        22,791     6,642        31,985          (201)      206,595
MINORITY INTEREST                                       (4)                                                 (4)
INCOME TAX                            18,956         5,088     1,767         2,225          (699)       27,337
                                ------------  ------------  --------  ------------  ------------  ------------

   NET INCOME                   $     61,043  $      8,457  $  2,855  $      7,297  $     (2,115) $     77,537
                                ------------  ------------  --------  ------------  ------------  ------------
   SEGMENT ASSETS               $ 23,137,758  $  3,710,693  $992,957  $  6,618,653  $ (6,609,427) $ 27,850,634
                                ------------  ------------  --------  ------------  ------------  ------------

                                                          MORTGAGE AND
                                             COMMERCIAL     CONSUMER     LEASE
                                              BANKING       LENDING     FINANCING     OTHER       ELIMINATIONS      TOTAL
                                            ------------  ------------  --------   ------------   ------------   ------------
(IN THOUSANDS)                                                    FOR THE SIX-MONTHS ENDED JUNE 30, 2001
                                            ---------------------------------------------------------------------------------

NET INTEREST INCOME                         $    440,439   $   57,775   $ 24,733   $     (1,640)  $        (72)  $    521,235
PROVISION FOR LOAN LOSSES                         71,220       19,070      9,206                                       99,496
OTHER INCOME                                     118,616       27,969     10,110         84,334         (4,762)       236,267
AMORTIZATION EXPENSE                              10,922          364        377          2,073                        13,736
DEPRECIATION EXPENSE                              29,033        1,809      5,144          2,224                        38,210
OTHER OPERATING EXPENSES                         282,025       43,973     11,500         63,404           (401)       400,501
MINORITY INTEREST                                                  12                                                      12
INCOME TAX                                        40,344        7,605      3,243          4,390         (1,094)        54,488
CUMULATIVE EFFECT OF ACCOUNTING CHANGES              686                                                                  686
                                            ------------   ----------   --------   ------------   ------------   ------------
   NET INCOME                               $    126,197   $   12,935   $  5,373   $     10,603   $     (3,339)  $    151,769
                                            ------------   ----------   --------   ------------   ------------   ------------
   SEGMENT ASSETS                           $ 23,137,758   $3,710,693   $992,957   $  6,618,653   $ (6,609,427)  $ 27,850,634
                                            ------------   ----------   --------   ------------   ------------   ------------

                                                 Mortgage and
                                   Commercial      Consumer      Lease
                                    banking        Lending      financing      Other        Eliminations       Total
                                  ------------   ------------   ---------   ------------    ------------    ------------
(In thousands)                                                 Quarter ended June 30, 2000
                                  --------------------------------------------------------------------------------------

Net interest income               $    211,211    $   23,119    $ 10,498    $      1,123    $        (35)   $    245,916
Provision for loan losses               34,631         7,205       4,948           1,935                          48,719
Other income                            60,871         9,500       5,038          36,740          (2,864)        109,285
Amortization expense                     6,971           161         189           1,216                           8,537
Depreciation expense                    14,532           843       2,305           1,887                          19,567
Other operating expenses               137,816        18,470       5,603          30,294            (915)        191,268
Minority interest                                         22                        (325)                           (303)
Income tax                              20,191         1,977         894            (856)           (522)         21,684
                                  ------------    ----------    --------    ------------    ------------    ------------
   Net income                     $     57,941    $    3,985    $  1,597    $      3,062    $     (1,462)   $     65,123
                                  ------------    ----------    --------    ------------    ------------    ------------
   Segment Assets                 $ 22,275,886    $2,512,861    $875,729    $  6,645,141    $ (5,858,371)   $ 26,451,246
                                  ------------    ----------    --------    ------------    ------------    ------------

                                                 Mortgage and
                                   Commercial      Consumer      Lease
                                    banking        Lending     financing      Other       Eliminations       Total
                                  ------------    ----------   ---------    ----------    ------------    ------------
(In thousands)                                           For the six-months ended June 30, 2000
                                  ------------------------------------------------------------------------------------

Net interest income               $    419,565    $   45,685    $ 21,508    $    1,466    $        (68)   $    488,156
Provision for loan losses               73,074        12,688       9,343         3,627                          98,732
Other income                           125,288        20,087      11,348        73,156          (4,868)        225,011
Amortization expense                    13,993           322         377         2,437                          17,129
Depreciation expense                    28,748         1,314       4,727         3,699                          38,488
Other operating expenses               288,603        38,009      11,710        53,902          (1,965)        390,259
Minority interest                                         22                     1,171                           1,193
Income tax                              32,542         4,561       2,498         1,626            (787)         40,440
                                  ------------    ----------    --------    ----------    ------------    ------------
   Net income                     $    107,893    $    8,900    $  4,201    $   10,502    $     (2,184)   $    129,312
                                  ------------    ----------    --------    ----------    ------------    ------------
   Segment Assets                 $ 22,275,886    $2,512,861    $875,729    $6,645,141    $ (5,858,371)   $ 26,451,246
                                  ------------    ----------    --------    ----------    ------------    ------------

GEOGRAPHIC INFORMATION                Quarter ended        Six-month period ended
                                  June 30,    June 30,     June 30,      June 30,
                                    2001        2000         2001          2000
                                  --------    --------    ----------    ----------
                                                   (In thousands)

Revenues*
Puerto Rico                       $442,741    $433,611    $  917,431    $  864,183
United States                      185,882     167,891       360,589       327,744
Other                               16,084      32,557        32,105        63,659
                                  --------    --------    ----------    ----------
Total consolidated revenues       $644,707    $634,059    $1,310,125    $1,255,586
                                  --------    --------    ----------    ----------

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of securities, trading account profit, gain on derivatives and other operating income.

                                              JUNE 30,      December 31,      June 30,
                                                2001            2000            2000
                                            ------------    ------------    ------------
                                                           (In thousands)

Selected Balance Sheet Information:
Puerto Rico
     Total assets                           $ 18,924,935    $ 20,146,184    $ 18,289,327
     Loans                                     9,602,554       9,370,627       8,954,743
     Deposits                                 10,488,993       9,974,677       9,631,099
United States
     Total assets                           $  8,195,716    $  7,246,259    $  7,097,333
     Loans                                     7,168,268       6,264,014       6,113,555
     Deposits                                  4,228,090       4,107,994       3,829,456
Other
     Total assets                           $    729,983    $    664,608    $  1,064,586
     Loans                                       421,424         422,444         706,306
     Deposits                                    852,702         722,236         999,899

NOTE 13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF GUARANTEED REGISTERED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of June 30, 2001, December 31, 2000 and June 30, 2000, and the results of their operations and cash flows for the periods ended June 30, 2001 and 2000. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of May 31, 2001, November 30, 2000 and May 31, 2000, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under various shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA, including its wholly-owned subsidiary Popular Leasing, U.S.A.; and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from Banco Popular de Puerto Rico (BPPR).

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2001, BPPR could have declared a dividend of approximately $159,254 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONSOLIDATED STATEMENT OF CONDITION
JUNE 30, 2001
(UNAUDITED)

                                               Popular, Inc.   PIBI          PNA        All other     Eliminations   Popular, Inc.
(In thousands)                                 Holding Co.   Holding Co. Holding Co.    Subsidiaries     entries     Consolidated
                                               ------------   --------   ------------   ------------   ------------  ------------

ASSETS
Cash and due from banks                        $        124   $     24   $        215   $    661,598   $   (81,369)  $    580,592
Money market investments                             17,237        302             42      1,254,767      (208,494)     1,063,854
Investment securities available-for-sale,
 at market value                                    188,973     20,231          6,347      7,250,109        (2,000)     7,463,660
Investment securities held-to-maturity,
 at amortized cost                                                                           402,452      (154,640)       247,812
Trading account securities, at market value                                                  279,686                      279,686
Investment in subsidiaries, at equity             2,167,008    553,702        753,695        147,366    (3,621,771)
Loans held-for-sale, at lower of
 cost or market                                                                              914,071                      914,071
                                               ------------   --------   ------------   ------------   -----------   ------------
Loans                                               235,517                 2,360,932     17,899,844    (3,891,382)    16,604,911
 Less - Unearned income                                                                      326,736                      326,736
        Allowance for loan losses                                                            313,337                      313,337
                                               ------------   --------   ------------   ------------   -----------   ------------
                                                    235,517                 2,360,932     17,259,771    (3,891,382)    15,964,838
                                               ------------   --------   ------------   ------------   -----------   ------------
Premises and equipment                                                                       395,804                      395,804
Other real estate                                                                             28,741                       28,741
Customers' liabilities on acceptances                                                          1,673                        1,673
Accrued income receivable                               319        530         13,533        199,665       (24,034)       190,013
Other assets                                         10,707     23,596          6,330        410,941          (742)       450,832
Intangible assets                                                                            269,450          (392)       269,058
                                               ------------   --------   ------------   ------------   -----------   ------------
                                               $  2,619,885   $598,385   $  3,141,094   $ 29,476,094   $(7,984,824)   $ 27,850,634
                                               ============   ========   ============   ============   ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                             $  3,225,934   $   (81,311)  $  3,144,623
       Interest bearing                                                                   12,486,070       (60,908)    12,425,162
                                               ------------   --------   ------------   ------------   -----------   ------------
                                                                                          15,712,004      (142,219)    15,569,785
  Federal funds purchased and
   securities sold under
    agreements to repurchase                   $     17,500              $     76,175      4,188,190      (124,586)     4,157,279
  Other short-term borrowings                         2,279   $  4,330      1,286,332      3,172,786    (1,637,380)     2,828,347
  Notes payable                                     264,212                 1,192,331      3,338,846    (2,416,359)     2,379,030
  Acceptances outstanding                                                                      1,673                        1,673
  Other liabilities                                  44,242        275         41,397        415,608       (29,569)       471,953
                                               ------------   --------   ------------   ------------   -----------   ------------
                                                    328,233      4,605      2,596,235     26,829,107    (4,350,113)    25,408,067
                                               ------------   --------   ------------   ------------   -----------   ------------
  Subordinated notes                                125,000                                                               125,000
                                               ------------   --------   ------------   ------------   -----------   ------------

  Preferred beneficial interests
    in Popular North America's
    Junior subordinated deferrable
    interest debentures guaranteed
    by the Corporation                                                                       150,000                      150,000
                                               ------------   --------   ------------   ------------   -----------   ------------
Minority interest in
 consolidated subsidiaries                                                                       105           810            915
                                               ------------   --------   ------------   ------------   -----------   ------------
Stockholders' equity:
 Preferred stock                                    100,000                                                               100,000
 Common stock                                       831,408      3,962              2         72,575       (76,539)       831,408
 Surplus                                            264,414    485,676        439,964      1,333,919    (2,259,559)       264,414
 Retained earnings                                  963,605     93,874         99,993      1,059,653    (1,253,520)       963,605
 Treasury stock-at cost                            (66,136)                                  (1,343)        1,343        (66,136)
 Accumulated other comprehensive income,
   net of taxes                                      73,361     10,268          4,900         32,078       (47,246)        73,361
                                               ------------   --------   ------------   ------------   -----------   ------------
                                                  2,166,652    593,780        544,859      2,496,882    (3,635,521)     2,166,652
                                               ------------   --------   ------------   ------------   -----------   ------------
                                               $  2,619,885   $598,385   $  3,141,094   $ 29,476,094   $(7,984,824)  $ 27,850,634
                                               ============   ========   ============   ============   ===========   ============

POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2000
(UNAUDITED)

                                             Popular, Inc.     PIBI          PNA       All other    Elimination    Popular, Inc.
(In thousands)                               Holding Co.    Holding Co.  Holding Co.  Subsidiaries    Entries      Consolidated
                                             -------------  -----------  -----------  ------------  -----------    -------------

ASSETS
Cash and due from banks                      $      283     $     18     $      288   $   822,672   $   (97,210)   $   726,051
Money market investments                         20,837          326             60     1,944,366      (896,971)     1,068,618
Investment securities
  available-for-sale, at market value           151,413       12,577          6,342     8,625,592                    8,795,924
Investment securities
  held-to-maturity, at amortized cost                                                     419,371      (154,640)       264,731
Trading account securities,
  at market value                                                                         153,073                      153,073
Investment in subsidiaries,
  at equity                                   2,005,774      542,158        741,505       126,351    (3,415,788)
Loans held-for-sale, at lower
  of cost or market                                                                       823,901                      823,901
                                             ----------     --------     ----------   -----------   -----------    -----------
Loans                                           543,773       22,500      1,842,515    15,629,152    (2,457,561)    15,580,379
 Less - Unearned income                                                                   347,195                      347,195
            Allowance for loan losses                                                     290,653                      290,653
                                             ----------     --------     ----------   -----------   -----------    -----------
                                                543,773       22,500      1,842,515    14,991,304    (2,457,561)    14,942,531
                                             ----------     --------     ----------   -----------   -----------    -----------
Premises and equipment                                                                    405,772                      405,772
Other real estate                                                                          23,518                       23,518
Customers' liabilities on acceptances                                                       1,647                        1,647
Accrued income receivable                         1,113          590         12,051       209,278       (20,492)       202,540
Other assets                                     22,023          895          4,937       340,614        (1,319)       367,150
Intangible assets                                                                         282,048          (453)       281,595
                                             ----------     --------     ----------   -----------   -----------    -----------
                                             $2,745,216     $579,064     $2,607,698   $29,169,507   $(7,044,434)   $28,057,051
                                             ==========     ========     ==========   ===========   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                           $ 3,207,037   $   (97,152)   $ 3,109,885
       Interest bearing                                                                11,738,916       (43,894)    11,695,022
                                             ------------   --------     ----------   -----------   -----------    -----------
                                                                                       14,945,953      (141,046)    14,804,907
  Federal funds purchased and securities
    sold under Agreements to repurchase                                  $   68,700     5,033,117      (137,702)     4,964,115
  Other short-term borrowings                $    377,713   $  5,414      1,336,063     4,298,732    (1,648,710)     4,369,212
  Notes payable                                   212,011                   633,254     1,997,722    (1,666,075)     1,176,912
  Acceptances outstanding                                                                   1,647                        1,647
  Other liabilities                                36,848        275         37,267       421,807       (25,510)       470,687
                                             ------------   --------   ------------   ------------   ------------  -----------
                                                  626,572      5,689      2,075,284     26,698,978     (3,619,043)  25,787,480
                                             ------------   --------   ------------   ------------   ------------  -----------
  Subordinated notes                              125,000                                                              125,000
                                             ------------   --------   ------------   ------------   ------------  -----------

  Preferred beneficial interests in
    Popular North America's Junior
    subordinated deferrable interest
    debentures guaranteed by the
    Corporation                                                                           150,000                      150,000
                                             ----------     --------   ----------     -----------    -----------   -----------
Minority interest in consolidated
  subsidiaries                                                                                105            822           927
                                             ----------     --------   ----------     -----------    -----------   -----------
Stockholders' equity:
 Preferred stock                                100,000                                                                100,000
 Common stock                                   830,356        3,962            2          72,575        (76,539)      830,356
 Surplus                                        260,984      485,676      439,964       1,328,053     (2,253,693)      260,984
 Retained earnings                              865,082       83,576       90,434         940,008     (1,114,018)      865,082
 Treasury stock - at cost                       (66,214)                                     (314)           314       (66,214)
 Accumulated other comprehensive
   income (loss), net of tax                      3,436          161        2,014         (19,898)        17,723         3,436
                                             ----------     --------   ----------     -----------    -----------   -----------
                                              1,993,644      573,375      532,414       2,320,424     (3,426,213)    1,993,644
                                             ----------     --------   ----------     -----------    -----------   -----------
                                             $2,745,216     $579,064   $2,607,698     $29,169,507    $(7,044,434)  $28,057,051
                                             ==========     ========   ==========     ===========    ===========   ===========

POPULAR, INC.
CONSOLIDATED STATEMENT OF CONDITION
JUNE 30, 2000
(UNAUDITED)

                                           Popular, Inc.     PIBI           PNA         All other     Eliminations   Popular, Inc.
(In thousands)                             Holding Co.    Holding Co.   Holding Co.    Subsidiaries      Entries     Consolidated
                                           -------------  -----------   ------------   ------------   ------------  --------------
ASSETS
Cash and due from banks                      $      429    $     65      $       796    $   761,873    $   (65,151)    $   698,012
Money market investments                         45,386         971           10,072      2,001,315       (866,233)      1,191,511
Investment securities available-
  for-sale, at market value                     143,825      11,724            4,579      7,068,698                      7,228,826
Investment securities held-to-
  maturity, at amortized cost                                                               446,889       (154,640)        292,249
Trading account securities, at
  market value                                                                              190,458                        190,458
Investment in subsidiaries, at equity         1,753,158     542,829          681,847        112,132     (3,089,966)
Loans held-for-sale, at lower of cost
  or market                                                                                 790,831                        790,831
                                             ----------    --------      -----------    -----------    -----------     -----------
Loans                                           697,002                    1,607,134     15,567,037     (2,535,382)     15,335,791
 Less - Unearned income                                                                     352,018                        352,018
        Allowance for loan losses                                                           305,526                        305,526
                                             ----------    --------      -----------    -----------    -----------     -----------
                                                697,002                    1,607,134     14,909,493     (2,535,382)     14,678,247
                                             ----------    --------      -----------    -----------    -----------     -----------
Premises and equipment                                                                      437,181                        437,181
Other real estate                                                                            36,426                         36,426
Customers' liabilities on acceptances                                                         5,735                          5,735
Accrued income receivable                         1,073           9           10,350        192,557        (27,449)        176,540
Other assets                                     17,782         719            6,160        408,737         (3,814)        429,584
Intangible assets                                                                           296,163           (517)        295,646
                                             ----------    --------      -----------    -----------    -----------     -----------
                                             $2,658,655    $556,317      $2,320,938     $27,658,488    $(6,743,152) $   26,451,246
                                             ==========    ========      ===========    ===========    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                             $ 3,132,624    $   (65,045)    $ 3,067,579
       Interest bearing                                                                  11,850,028       (457,153)     11,392,875
                                             ----------    --------      ----------    -----------     -----------     -----------
                                                                                         14,982,652       (522,198)     14,460,454
  Federal funds purchased and securities
    sold under agreements to repurchase      $   19,975                  $    41,700      5,006,382       (130,241)      4,937,816
  Other short-term borrowings                   489,002    $  6,721          540,447      3,039,248     (1,221,383)      2,854,035
  Notes payable                                 256,305       2,312        1,187,468      2,030,224     (1,723,587)      1,752,722
  Acceptances outstanding                                                                     5,735                          5,735
  Other liabilities                              31,483         303           40,194        368,889        (33,609)        407,260
                                             ----------    --------      -----------    -----------    -----------     -----------
                                                796,765       9,336        1,809,809     25,433,130     (3,631,018)     24,418,022
                                             ----------    --------      -----------    -----------    -----------     -----------
  Subordinated notes                            125,000                                                                    125,000
                                             ----------    --------      -----------    -----------    -----------     -----------

  Preferred beneficial interests in
    Popular North America's junior
    subordinated deferrable interest
    debentures guaranteed by
    the Corporation                                                                         150,000                        150,000
                                             ----------    --------      -----------    -----------    -----------     -----------
Minority interest in consolidated
  subsidiaries                                                                                              21,334          21,334
                                             ----------    --------      -----------    -----------    -----------     -----------
Stockholders' equity:
 Preferred stock                                100,000
 Common stock                                   828,959       3,962                2         63,444                        100,000
 Surplus                                        247,479     482,226          439,964      1,335,504        (67,408)        828,959
 Retained earnings                              775,975      66,786           73,771        827,637     (2,257,694)        247,479
 Treasury stock-at cost                         (64,150)                                       (314)      (968,194)        775,975
 Accumulated other comprehensive                                                                               314         (64,150)
    loss, net of taxes                         (151,373)     (5,993)          (2,608)      (150,913)       159,514        (151,373)
                                             ----------    --------      -----------    -----------    -----------     -----------
                                              1,736,890     546,981          511,129      2,075,358     (3,133,468)      1,736,890
                                             ----------    --------      -----------    -----------    -----------     -----------
                                             $2,658,655    $556,317      $2,320,938     $27,658,488    $(6,743,152)    $26,451,246
                                             ==========    ========      ===========    ===========    ===========     ===========

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2001
(UNAUDITED)

                                                     Popular, Inc.    PIBI        PNA       All other    Eliminations  Popular, Inc.
(In thousands)                                        Holding Co.  Holding Co. Holding Co. Subsidiaries    entries     Consolidated
                                                     ------------- ----------- ----------- ------------  ------------  ------------

INTEREST INCOME:
Loans                                                  $  5,623     $    534    $ 39,304    $  408,905    $  (62,525)   $  391,841
Money market investments                                    259            5          23        20,254        (7,515)       13,026
Investment securities                                       268            1         189       117,036        (3,251)      114,243
Trading account securities                                                                       4,297                       4,297
                                                       --------     --------    --------    ----------    ----------    ----------
                                                          6,150          540      39,516       550,492       (73,291)      523,407
                                                       --------     --------    --------    ----------    ----------    ----------
INTEREST EXPENSE:
Deposits                                                                                       131,233          (211)      131,022
Short-term borrowings                                       335           62      17,358        97,182       (30,444)       84,493
Long-term debt                                            8,065                   22,073        54,839       (42,603)       42,374
                                                       --------     --------    --------    ----------    ----------    ----------
                                                          8,400           62      39,431       283,254       (73,258)      257,889
                                                       --------     --------    --------    ----------    ----------    ----------

Net interest income                                      (2,250)         478          85       267,238           (33)      265,518
Provision for loan losses                                                                       49,462                      49,462
                                                       --------     --------    --------    ----------    ----------    ----------
Net interest income after provision for loan losses      (2,250)         478          85       217,776           (33)      216,056

Service charges on deposit accounts                                                             36,310                      36,310
Other service fees                                                                              58,938           (31)       58,907
Loss on sale of securities                                               (50)                   (2,102)                     (2,152)
Trading account profit                                                                             945                         945
Gain on derivatives                                                                1,516           136                       1,652
Other operating income                                    2,978          204                    25,405        (2,949)       25,638
                                                       --------     --------    --------    ----------    ----------    ----------
                                                            728          632       1,601       337,408        (3,013)      337,356
                                                       --------     --------    --------    ----------    ----------    ----------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                               73                    78,811                      78,884
   Profit sharing                                                                                4,018                       4,018
   Pension and other benefits                                             12                    23,829                      23,841
                                                       --------     --------    --------    ----------    ----------    ----------
                                                                          85                   106,658                     106,743
Net occupancy expenses                                                     3                    17,723                      17,726
Equipment expenses                                                                              24,575                      24,575
Other taxes                                                 452                                  9,357                       9,809
Professional fees                                           740            3          64        16,097           (62)       16,842
Communications                                                8                                 12,077                      12,085
Business promotion                                                                              13,159                      13,159
Printing and supplies                                                                            4,490                       4,490
Other operating expenses                                     27           18         105        20,180          (141)       20,189
Amortization of intangibles                                                                      6,860                       6,860
                                                       --------     --------    --------    ----------    ----------    ----------
                                                          1,227          109         169       231,176          (203)      232,478
                                                       --------     --------    --------    ----------    ----------    ----------

(Loss) income before income tax, minority interest
   and equity in earnings of subsidiaries                  (499)         523       1,432       106,232        (2,810)      104,878
Income tax                                               (1,426)                     469        28,993          (699)       27,337
Net gain of minority interest                                                                       (4)                         (4)
                                                       --------     --------    --------    ----------    ----------    ----------

Income before equity in earnings of subsidiaries            927          523         963        77,235        (2,111)       77,537

Equity in earnings of subsidiaries                       76,610        6,460       5,648         5,685       (94,403)
                                                       --------     --------    --------    ----------    ----------    ----------
NET INCOME                                             $ 77,537     $  6,983    $  6,611    $   82,920    $  (96,514)   $   77,537
                                                       ========     ========    ========    ==========    ==========    ==========

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2000
(UNAUDITED)

                                             Popular, Inc.    PIBI         PNA        All other   Eliminations     Popular, Inc.
(In thousands)                                Holding Co.  Holding Co.  Holding Co.  Subsidiaries   entries        Consolidated
                                             ------------- -----------  -----------  ------------ ------------     -------------

INTEREST INCOME:
Loans                                          $ 14,136                  $ 27,768     $  393,833   $  (43,300)      $  392,437
Money market investments                            156     $     17           26         27,370      (13,261)          14,308
Investment securities                               745                       178        116,932       (3,231)         114,624
Trading account securities                                                                 3,405                         3,405
                                               --------     --------     --------     ----------   ----------       ----------
                                                 15,037           17       27,972        541,540      (59,792)         524,774
                                               --------     --------     --------     ----------   ----------       ----------
INTEREST EXPENSE:
Deposits                                                                                 137,025       (7,626)         129,399
Short-term borrowings                             9,968           97        7,960        117,609      (21,950)         113,684
Long-term debt                                    6,692           33       21,519         37,713      (30,182)          35,775
                                               --------     --------     --------     ----------   ----------       ----------
                                                 16,660          130       29,479        292,347      (59,758)         278,858
                                               --------     --------     --------     ----------   ----------       ----------

Net interest income                              (1,623)        (113)      (1,507)       249,193          (34)         245,916
Provision for loan losses                                                                 48,719                        48,719
                                               --------     --------     --------     ----------   ----------       ----------
Net interest income after provision
 for loan losses                                 (1,623)        (113)      (1,507)       200,474          (34)         197,197
Service charges on deposit accounts                                                       30,831                        30,831
Other service fees                                                                        56,127         (684)          55,443
Gain on sale of securities                                                                   329                           329
Trading account profit                                                                       693                           693
Other operating income                            2,918          168                      21,083       (2,180)          21,989
                                               --------     --------     --------     ----------   ----------       ----------
                                                  1,295           55       (1,507)       309,537       (2,898)         306,482
                                               --------     --------     --------     ----------   ----------       ----------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                       70                      77,231                        77,301
   Profit sharing                                                                          5,569                         5,569
   Pension and other benefits                                     11                      15,330                        15,341
                                               --------     --------     --------     ----------   ----------       ----------
                                                                  81                      98,130                        98,211
Net occupancy expenses                                             3                      16,174                        16,177
Equipment expenses                                                                        25,135          (56)          25,079
Other taxes                                         223                                    8,118                         8,341
Professional fees                                    76            1          135         17,437         (823)          16,826
Communications                                        2                                   12,032                        12,034
Business promotion                                                                        12,572                        12,572
Printing and supplies                                                                      5,313                         5,313
Other operating expenses                             49           12                      16,256          (35)          16,282
Amortization of intangibles                                                                8,537                         8,537
                                               --------     --------     --------     ----------   ----------       ----------
                                                    350           97          135        219,704         (914)         219,372
                                               --------     --------     --------     ----------   ----------       ----------

Income (loss) before income tax,
 minority interest and equity in earnings
 of subsidiaries                                    945          (42)      (1,642)        89,833       (1,984)          87,110
Income tax                                          176                      (575)        22,606         (523)          21,684
Net gain of minority interest                                                               (303)                         (303)
                                               --------     --------     --------     ----------   ----------       ----------

Income before equity in earnings
 (losses) of subsidiaries                           769          (42)      (1,067)        66,924       (1,461)          65,123
Equity in earnings (losses) of subsidiaries      64,354       (1,057)          75          1,565      (64,937)
                                               --------     --------     --------     ----------   ----------       ----------
NET INCOME (LOSS)                              $ 65,123     $ (1,099)    $   (992)    $   68,489   $  (66,398)      $   65,123
                                               ========     ========     ========     ==========   ==========       ==========

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

                                                                   PIBI        PNA
(In thousands)                                    Popular, Inc.  Holding      Holding   All other    Eliminations  Popular, Inc.
                                                   Holding Co.     Co.          Co.    Subsidiaries    entries     Consolidated
                                                  ------------  ----------  ---------- ------------  ------------  ------------
INTEREST INCOME:
Loans                                             $     14,352  $    1,069  $   75,597 $    804,321  ($   109,933) $    785,406
Money market investments                                   462          10          55       55,450       (27,645)       28,332
Investment securities                                      884           1         378      257,540        (6,501)      252,302
Trading account securities                                                                    7,818                       7,818
                                                  ------------  ----------  ---------- ------------  ------------  ------------

                                                        15,698       1,080      76,030    1,125,129      (144,079)    1,073,858
                                                  ------------  ----------  ---------- ------------  ------------  ------------
INTEREST EXPENSE:
Deposits                                                                                    264,829        (1,030)      263,799
Short-term borrowings                                      870         150      33,214      229,268       (59,891)      203,611
Long-term debt                                          18,985                  43,862      105,452       (83,086)       85,213
                                                  ------------  ----------  ---------- ------------  ------------  ------------

                                                        19,855         150      77,076      599,549      (144,007)      552,623
                                                  ------------  ----------  ---------- ------------  ------------  ------------

Net interest income                                     (4,157)        930      (1,046)     525,580           (72)      521,235
Provision for loan losses                                                                    99,496                      99,496
                                                  ------------  ----------  ---------- ------------  ------------  ------------
Net interest income after provision
  for loan losses                                       (4,157)        930      (1,046)     426,084           (72)      421,739
Service charges on deposit accounts                                                          70,968                      70,968
Other service fees                                                                          117,141           (59)      117,082
Loss on sale of securities                                             (50)                  (1,812)                     (1,862)
Trading account profit                                                                        1,254                       1,254
Gain (loss) on derivatives                                                       1,516         (495)                      1,021
Other operating income                                   5,400         409                   46,698        (4,703)       47,804
                                                  ------------  ----------  ---------- ------------  ------------  ------------
                                                         1,243       1,289         470      659,838        (4,834)      658,006
                                                  ------------  ----------  ---------- ------------  ------------  ------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                            143                  156,519                     156,662
   Profit sharing                                                                             9,115                       9,115
   Pension and other benefits                                           24                   45,836                      45,860
                                                  ------------  ----------  ---------- ------------  ------------  ------------
                                                                       167                  211,470                     211,637
Net occupancy expenses                                                   6                   34,915                      34,921
Equipment expenses                                                                           48,702                      48,702
Other taxes                                                904                               17,715                      18,619
Professional fees                                          930           4         109       31,301          (117)       32,227
Communications                                              16                               23,956                      23,972
Business promotion                                                                           23,704                      23,704
Printing and supplies                                                                         8,809                       8,809
Other operating expenses                                    49          22         213       36,121          (285)       36,120
Amortization of intangibles                                                                  13,736                      13,736
                                                  ------------  ----------  ---------- ------------  ------------  ------------
                                                         1,899         199         322      450,429          (402)      452,447
                                                  ------------  ----------  ---------- ------------  ------------  ------------

(Loss) income before income tax, minority
  interest, cumulative effect of accounting
  changes and equity in earnings of subsidiaries          (656)      1,090         148      209,409        (4,432)      205,559
Income tax                                              (1,386)                    (12)      56,981        (1,095)       54,488
Net loss of minority interest                                                                    12                          12
                                                  ------------  ----------  ---------- ------------  ------------  ------------

Income before cumulative effect of accounting
   changes and equity in earnings of subsidiaries          730       1,090         160      152,440        (3,337)      151,083
Cumulative effect of accounting changes                                                         686                         686
                                                  ------------  ----------  ---------- ------------  ------------  ------------
Income before equity in earnings of subsidiaries           730       1,090         160      153,126        (3,337)      151,769
Equity in earnings of subsidiaries                     151,039       9,209       9,398       10,688      (180,334)
                                                  ------------  ----------  ---------- ------------  ------------  ------------
NET INCOME                                        $    151,769  $   10,299  $    9,558 $    163,814  ($   183,671) $    151,769
                                                  ============  ==========  ========== ============  ============  ============

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

                                                         Popular,                                                        Popular,
                                                           Inc.       PIBI        PNA        All other   Eliminations      Inc.
(In thousands)                                          Holding Co. Holding Co. Holding Co. Subsidiaries   entries     Consolidated
                                                        ----------  ----------  ----------  ------------ ------------  ------------
INTEREST INCOME:
Loans                                                   $   28,652  $      288  $   53,621  $   771,231  $    (84,835) $    768,957
Money market investments                                       351          68         141       52,486       (25,490)       27,556
Investment securities                                          945           1         355      231,907        (6,454)      226,754
Trading account securities                                                                        7,308                       7,308
                                                        ----------  ----------  ----------  -----------  ------------  ------------
                                                            29,948         357      54,117    1,062,932      (116,779)    1,030,575
                                                        ----------  ----------  ----------  -----------  ------------  ------------
INTEREST EXPENSE:
Deposits                                                                                        268,131       (16,258)      251,873
Short-term borrowings                                       16,367         375      14,076      228,966       (43,275)      216,509
Long-term debt                                              16,838         142      43,270       70,965       (57,178)       74,037
                                                        ----------  ----------  ----------  -----------  ------------  ------------
                                                            33,205         517      57,346      568,062      (116,711)      542,419
                                                        ----------  ----------  ----------  -----------  ------------  ------------
Net interest income                                         (3,257)       (160)     (3,229)     494,870           (68)      488,156
Provision for loan losses                                                                        98,732                      98,732
                                                        ----------  ----------  ----------  -----------  ------------  ------------
Net interest income after provision
  for loan losses                                           (3,257)       (160)     (3,229)     396,138           (68)      389,424
Service charges on deposit accounts                                                              61,054                      61,054
Other service fees                                                                              104,368        (1,560)      102,808
Gain on sale of securities                                  13,000                                  593                      13,593
Trading account profit                                                                            1,510                       1,510
Other operating income                                       5,399         324                   43,631        (3,308)       46,046
                                                        ----------  ----------  ----------  -----------  ------------  ------------
                                                            15,142         164      (3,229)     607,294        (4,936)      614,435
                                                        ----------  ----------  ----------  -----------  ------------  ------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                                140                  155,755                     155,895
   Profit sharing                                                                                 9,701                       9,701
   Pension and other benefits                                               26                   35,813                      35,839
                                                        ----------  ----------  ----------  -----------  ------------  ------------
                                                                           166                  201,269                     201,435
Net occupancy expenses                                                       6                   32,730                      32,736
Equipment expenses                                                                               48,569           (56)       48,513
Other taxes                                                    446                               16,470                      16,916
Professional fees                                              201           3         305       35,834        (1,839)       34,504
Communications                                                   3                               22,833                      22,836
Business promotion                                                                               26,659                      26,659
Printing and supplies                                                                            10,485                      10,485
Other operating expenses                                        49          25                   34,658           (69)       34,663
Amortization of intangibles                                                                      17,129                      17,129
                                                        ----------  ----------  ----------  -----------  ------------  ------------
                                                               699         200         305      446,636        (1,964)      445,876
                                                        ----------  ----------  ----------  -----------  ------------  ------------

Income before income tax, minority
  interest and equity in earnings (losses)
  of subsidiaries                                           14,443         (36)     (3,534)     160,658        (2,972)      168,559
Income tax                                                   3,728                  (1,237)      38,737          (788)       40,440
Net loss of minority interest                                                                     1,193                       1,193
                                                        ----------  ----------  ----------  -----------  ------------  ------------

Income before equity in earnings (losses) of
  subsidiaries                                              10,715         (36)     (2,297)     123,114        (2,184)      129,312
Equity in earnings (losses) of subsidiaries                118,597      (2,707)      2,064        4,388      (122,342)
                                                        ----------  ----------  ----------  -----------  ------------  ------------
NET INCOME (LOSS)                                       $  129,312  $   (2,743) $     (233) $   127,502  $   (124,526) $    129,312
                                                        ==========  ==========  ==========  ===========  ============  ============

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2001

                                                        Popular,                                                     Consolidated
                                                          Inc.       PIBI        PNA        All other   Eliminations    Popular,
(In thousands)                                         Holding Co. Holding Co. Holding Co. Subsidiaries   Entries         Inc
                                                       ----------- ----------- ----------- ------------ ------------ ------------
Cash flows from operating activities:
  Net income                                           $   151,769 $    10,299 $     9,558 $   163,814  ($  183,671) $   151,769
                                                       ----------- ----------- ----------- -----------  -----------  -----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Equity in undistributed earnings of
      subsidiaries                                        (151,039)     (9,209)     (9,398)    (10,688)     180,334
    Depreciation and amortization of premises
     and equipment                                                                              38,210                    38,210
    Provision for loan losses                                                                   99,496                    99,496
    Amortization of intangibles                                                                 13,736                    13,736
    Loss on sale of investment securities available-
     for-sale                                                               50                   1,812                     1,862
    Gain on derivatives                                                             (1,517)        496                    (1,021)
    Loss on disposition of premises and equipment                                                  283                       283
    Loss on sale of loans                                                                          192                       192
    Net amortization of premiums and accretion of
        discounts on investments                                                                 1,151                     1,151
    Increase in loans held-for-sale                                                            (90,170)                  (90,170)
    Net amortization of deferred loan fees and costs                                           (10,267)                  (10,267)
    Net increase in trading securities                                                        (126,613)                 (126,613)
    Net decrease (increase) in interest receivable             794          60      (1,482)     10,265        2,890       12,527
    Net decrease (increase) in other assets                 11,278     (22,701)       (379)      1,043         (637)     (11,396)
    Net (decrease) increase in interest payable             (2,227)         12         291     (25,955)                  (27,879)
    Net (decrease) increase in deferred and
      current taxes                                             (8)                  3,565      (4,485)        (822)      (1,750)
    Net increase in postretirement benefit obligation                                            6,094                     6,094
    Net increase (decrease) in other liabilities             4,192         (14)        779     (15,011)      (6,235)     (16,289)
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Total adjustments                                         (137,010)    (31,802)     (8,141)   (110,411)     175,530     (111,834)
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Net cash provided by (used in) operating activities         14,759     (21,503)      1,417      53,403       (8,141)      39,935
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Cash flows from investing activities:
    Net decrease in money market investments                 3,600          25          18     689,600     (688,479)       4,764
    Purchases of investment securities held-
      to-maturity                                                                           (2,615,536)               (2,615,536)
    Maturities of investment securities held-
      to-maturity                                                                            2,717,702                 2,717,702
    Purchases of investment securities available-
      for-sale                                             (21,808)       (232)             (2,063,129)               (2,085,169)
    Maturities of investment securities available-
      for-sale                                                                         119   2,803,427        2,000    2,805,546
    Sales of investment securities available-
      for-sale                                                                                 606,075                   606,075
    Net collections (disbursements) on loans               308,256      22,500    (518,416) (2,136,212)   1,322,765   (1,001,107)
    Proceeds from sale of loans                                                                244,336                   244,336
    Acquisition of loan portfolios                                                            (388,389)                 (388,389)
    Capital contribution to subsidiary                                                 (32)                      32
    Return of investment from subsidiary                                   300                                 (300)
    Acquisition of premises and equipment                                                      (31,741)                  (31,741)
    Proceeds from sale of premises and equipment                                                 3,216                     3,216
    Dividends received from subsidiary                      44,000                                          (44,000)
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Net cash provided by (used in) investing activities        334,048      22,593    (518,311)   (170,651)     592,018      259,697
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Cash flows from financing activities:
    Net increase in deposits                                                                   741,170        2,477      743,647
    Net increase (decrease) in federal funds
      purchased and securities sold under
      agreements to repurchase                              17,500                   7,475    (844,927)      13,116     (806,836)
    Net increase in other short-term borrowings           (375,434)     (1,084)    (49,731) (1,237,003)     122,387   (1,540,865)
    Net proceeds of notes payable                           52,201                 559,077   1,341,124     (750,284)   1,202,118
    Dividends paid to parent company                                                           (44,000)      44,000
    Dividends paid                                         (47,715)                                                      (47,715)
    Proceeds from issuance of common stock                   4,482                                                         4,482
    Treasury stock sold                                                                             78                        78
    Return of investment to parent                                                                (300)         300
    Capital contribution from parent                                                                32          (32)
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Net cash (used in) provided by financing
  activities                                              (348,966)     (1,084)    516,821     (43,826)    (568,036)    (445,091)
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Net (decrease) increase in cash and due from banks            (159)          6         (73)   (161,074)      15,841     (145,459)

Cash and due from banks at beginning of period                 283          18         288     822,672      (97,210)     726,051
                                                       ----------- ----------- ----------- -----------  -----------  -----------
Cash and due from banks at end of period               $       124 $        24 $       215 $   661,598  $   (81,369) $   580,592
                                                       =========== =========== =========== ===========  ===========  ===========

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2000

                                                      Popular,                                                         Consolidated
                                                        Inc.         PIBI         PNA         All other  Eliminations    Popular,
(In thousands)                                       Holding Co.  Holding Co.  Holding Co.  Subsidiaries   Entries         Inc
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Cash flows from operating activities:
  Net income                                         $   129,312  $    (2,743) $      (233) $    127,502 $   (124,526) $    129,312
                                                     -----------  -----------  -----------  ------------ ------------  ------------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in undistributed earnings (losses)
      of subsidiaries                                   (118,597)       2,707       (2,064)       (4,388)     122,342
    Depreciation and amortization of premises
      and equipment                                                                               38,488                     38,488
    Provision for loan losses                                                                     98,732                     98,732
    Amortization of intangibles                                                                   17,129                     17,129
    Gain on sale of investment securities
      available-for-sale                                 (13,000)                                   (593)                   (13,593)
    Loss on disposition of premises and equipment                                                     47                         47
    Gain on sale of loans                                                                         (3,631)                    (3,631)
    Net amortization of premiums and accretion
      of discounts on investments                             13                                   1,075                      1,088

    Net decrease (increase) in loans held-for-sale                                              (171,533)                  (171,533)
    Net amortization of deferred loan fees and costs                                              (2,104)                    (2,104)
    Net decrease in trading securities                                                            46,152                     46,152
    Net (increase) decrease in interest receivable          (951)         187       (9,679)       (5,325)      14,974          (794)
    Net increase in other assets                          (7,847)        (126)      (1,378)      (20,276)       2,796       (26,831)
    Net increase (decrease) in interest payable               27         (159)      (3,616)       (5,003)                    (8,751)
    Net increase in deferred and current taxes                61                    (1,237)      (26,492)       3,154       (24,514)
    Net increase in postretirement benefit
     obligation                                                                                    3,447                      3,447
    Net (decrease) increase in other liabilities            (596)           7        2,465         1,938      (23,920)      (20,106)
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Total adjustments                                       (140,890)       2,616      (15,509)      (32,337)     119,346       (66,774)
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Net cash (used in) provided by operating activities      (11,578)        (127)     (15,742)       95,165       (5,180)       62,538
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Cash flows from investing activities:
    Net (increase) decrease in money market
      investments                                         (9,887)       2,287       11,431      (281,010)      71,662      (205,517)
    Purchases of investment securities held-
      to-maturity                                                                             (4,735,460)                (4,735,460)
    Maturities of investment securities held-
      to-maturity                                                                              4,649,771                   4,649,771
    Purchases of investment securities available-
      for-sale                                           (60,516)                             (1,403,109)         254    (1,463,371)
    Maturities of investment securities available-
      for-sale                                            44,931                       255     1,521,661       (1,055)    1,565,792
    Sales of investment securities available-
      for-sale                                                                                    90,456         (808)       89,648
    Net disbursements on loans                                                    (179,359)   (1,177,042)     346,345    (1,010,056)
    Proceeds from sale of loans                          198,446       16,961                    332,934     (198,445)      349,896
    Acquisition of loan portfolios                                                              (144,925)                  (144,925)
    Capital Contribution to Subsidiary                   (12,116)      (7,590)     (60,000)                    79,706
    Cash received in acquisition                                                                     715                        715
    Acquisition of premises and equipment                                                        (37,996)                   (37,996)
    Proceeds from sale of premises and equipment                                                   4,600                      4,600
    Dividends received from subsidiary                    44,000                                              (44,000)
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Net cash provided by (used in) investing activities      204,858       11,658     (227,673)   (1,179,405)     253,659      (936,903)
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Cash flows from financing activities:
    Net increase in deposits                                                                     157,032      129,707       286,739
    Net increase in federal funds purchased and
      securities sold under agreements to repurchase      19,975                    41,700       484,682      (23,021)      523,336
    Net increase (decrease) in other short-term
      borrowings                                          57,952      (18,998)     215,791        87,905     (101,441)      241,209
    Net (payments) proceeds of notes payable            (228,411)      (4,695)     (13,944)      407,403     (260,230)      (99,877)
    Dividends paid to parent company                                                             (44,000)      44,000
    Dividends paid                                       (47,620)                                                           (47,620)
    Proceeds from issuance of common stock                 4,921                                                              4,921
    Treasury stock acquired                                                                          (27)                       (27)
    Capital contribution from parent                                   12,000                     59,880      (71,880)
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Net cash (used in) provided by financing activities     (193,183)     (11,693)     243,547     1,152,875     (282,865)      908,681
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Net increase (decrease) in cash and due from banks            97         (162)         132        68,635      (34,386)       34,316
Cash and due from banks at beginning of period               332          227          664       693,238      (30,765)      663,696
                                                     -----------  -----------  -----------  ------------ ------------  ------------
Cash and due from banks at end of period             $       429  $        65  $       796  $    761,873 $    (65,151) $    698,012
                                                     ===========  ===========  ===========  ============ ============  ============

TABLE A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL HIGHLIGHTS


                                            AT JUNE 30,                          AVERAGE FOR THE SIX MONTHS
                           ----------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS       2001           2000          Change           2001           2000          Change
(In thousands)
-------------------------------------------------------------------------------------------------------------------
Money market investments   $  1,063,854   $  1,191,511   $   (127,657)   $    949,489   $    882,850   $     66,639
Investment and trading
  securities                  7,991,158      7,711,533        279,625       8,466,557      7,810,596        655,961
Loans                        17,192,246     15,774,604      1,417,642      16,496,421     15,354,380      1,142,041
Total assets                 27,850,634     26,451,246      1,399,388      27,448,384     25,719,423      1,728,961
Deposits                     15,569,785     14,460,454      1,109,331      15,068,602     14,284,696        783,906
Borrowings                    9,639,656      9,819,573       (179,917)      9,876,743      9,120,375        756,368
Stockholders' equity          2,166,652      1,736,890        429,762       2,044,659      1,836,261        208,398

                                                               SECOND QUARTER                        SIX MONTHS
                                                      --------------------------------    ---------------------------------
OPERATING HIGHLIGHTS                                    2001         2000      Change        2001       2000       Change
(In thousands, except per share information)
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                   $ 265,518   $ 245,916   $  19,602   $ 521,235   $ 488,156   $  33,079
Provision for loan losses                                49,462      48,719         743      99,496      98,732         764
Fees and other income                                   121,300     109,285      12,015     236,267     225,011      11,256
Other expenses, net of minority interest                259,819     241,359      18,460     506,923     485,123      21,800
Cumulative effect of accounting changes, net of tax                                             686                     686
Net income                                            $  77,537   $  65,123   $  12,414   $ 151,769   $ 129,312   $  22,457
Net income applicable to common stock                 $  75,450   $  63,036   $  12,414   $ 147,594   $ 125,137   $  22,457
Earnings per common share                             $    0.55   $    0.46   $    0.09   $    1.08   $    0.92   $    0.16


SELECTED STATISTICAL                                                 SECOND QUARTER        SIX MONTHS
INFORMATION                                                         -----------------   ----------------
                                                                     2001       2000      2001      2000
COMMON STOCK DATA - Market price
                      High                                          $ 32.94   $ 23.56   $ 32.94   $ 26.88
                      Low                                             28.44     19.06     25.25     18.63
                      End                                             32.94     19.06     32.94     19.06
                    Book value at period end                          15.18     12.05     15.18     12.05
                    Dividends declared                                 0.20      0.16      0.36      0.32
                    Dividend payout ratio                             28.86%    34.46%    29.50%    34.72%
                    Price/earnings ratio                              15.46X    10.30x    15.46X    10.30x
----------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS -   Return on assets                              1.14%     1.01%     1.12%     1.01%
                         Return on common equity                      15.36     14.43     15.31     14.50
                         Net interest spread (taxable equivalent)      3.69      3.46      3.55      3.54
                         Net interest yield (taxable equivalent)       4.44      4.30      4.33      4.36
                         Effective tax rate                           26.07     24.89     26.51     23.99
                         Overhead ratio                               41.87     44.77     41.47     45.24
                         Efficiency ratio                             60.17     61.94     59.76     63.87
----------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS -  Equity to assets                              7.62%     7.15%     7.45%     7.14%
                         Tangible equity to assets                     6.68      6.08      6.51      6.05
                         Equity to loans                              12.34     11.85     12.39     11.96
                         Internal capital generation                   9.32      8.89      9.64      8.90
                         Tier I capital to risk - adjusted assets     10.60     10.09     10.60     10.09
                         Total capital to risk - adjusted assets      12.57     12.12     12.57     12.12
                         Leverage ratio                                6.89      6.42      6.89      6.42
----------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial discussion contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

- Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP,NA)

-     Lease Financing - Popular Leasing and Rental, Inc. and Popular Leasing,
      U.S.A.

- Mortgage and Consumer Lending - Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Newco Mortgage Holding Company (d/b/a Levitt Mortgage)

-     Broker / dealer - Popular Securities, Inc.

- Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

-     Retail Financial Services - Popular Cash Express, Inc.

-     Insurance Agency - Popular, Insurance, Inc.

NET INCOME

The Corporation reported net income of $77.5 million for the second quarter of 2001, an increase of 19.1% when compared with $65.1 million for the same quarter of 2000. Basic earnings per common share (EPS) for the quarter were $0.55, based on 136,189,956 average shares outstanding, compared with $0.46 reported on the second quarter of 2000, based on 135,878,677 average shares outstanding. Net earnings for the first quarter of 2001 were $74.2 million or $0.53 per common share, based on 136,111,025 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 2001 were 1.14% and 15.36%, respectively, compared with 1.01% and 14.43% for the same period in 2000. For the first quarter of 2001 these ratios were 1.09% and 15.25%.

The Corporation's results of operations for the quarter ended June 30, 2001 reflected a rise of $19.6 million in net interest income as well as an increase of $12.0 million in other revenues from the same quarter in 2000. These improvements were partially offset by rises of $0.7 million in the provision for loan losses, $13.1 million in operating expenses and $5.7 million in income taxes.

For the first six months of 2001, the Corporation's net earnings rose to $151.8 million, compared with $129.3 million for the same period in 2000, an increase of 17.4%. Basic EPS for the first six months of 2001 and 2000 were $1.08 and $0.92, respectively. ROA and ROE for the six-month period ended June 30, 2001 were 1.12% and 15.31% respectively, compared with 1.01% and 14.50% for the same period last year.

NET INTEREST INCOME

Net interest income for the second quarter of 2001 reached $265.5 million, an increase of $19.6 million or 8.0%, compared with $245.9 million in the same period of 2000. On a taxable equivalent basis, net interest income increased to $285.1 million from $262.1 million in the same quarter of 2000. Net interest income on a taxable equivalent basis amounted to $276.0 million in the first quarter of 2001.

The improvement of $23.0 million in net interest income on a taxable equivalent basis from the second quarter of 2000 resulted from a favorable variance of $10.3 million due to volume and $12.7 million due to a higher net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense and yields and costs, on a taxable equivalent basis, for the second quarter of 2001, as compared with the same quarter in 2000.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED ON JUNE 30,

                                                                                                                      Variance
Average Volume                     Average Yields                                        Interest                 Attributable to
---------------------------------------------------                            -----------------------------------------------------
 2001    2000   Variance   2001    2000    Variance                               2001       2000    Variance     Rate     Volume
---------------------------------------------------                            -----------------------------------------------------
      ($ in millions)                                                                             (In thousands)
$   939 $   912 $    27    5.56%   6.31%   (0.75)%   Money market investments  $  13,026  $  14,308  $ (1,282)  $  (1,461)  $   179
  7,671   7,537     134    6.89    6.88     0.01     Investment securities       132,163    129,393     2,770        (262)    3,032
    275     207      68    6.32    6.63    (0.31)    Trading                       4,324      3,413       911        (160)    1,071
-------------------------------------------------                              -----------------------------------------------------
  8,885   8,656     229    6.73    6.81    (0.08)                                149,513    147,114     2,399      (1,883)    4,282
-------------------------------------------------                              -----------------------------------------------------
                                                     Loans:
  7,453   7,226     227    8.40    9.67    (1.27)     Commercial                 156,067    173,744   (17,677)    (22,996)    5,319
    840     794      46   11.60   11.20     0.40      Leasing                     24,348     22,228     2,120         805     1,315
  5,234   4,261     973    8.25    8.11     0.14      Mortgage                   108,010     86,407    21,603       1,552    20,051
  3,248   3,400    (152)  12.95   13.14    (0.19)     Consumer                   105,050    111,454    (6,404)        564    (6,968)
-------------------------------------------------                              -----------------------------------------------------
 16,775  15,681   1,094    9.40   10.08    (0.68)                                393,475    393,833      (358)    (20,075)   19,717
-------------------------------------------------                              -----------------------------------------------------
$25,660 $24,337 $ 1,323    8.47%   8.91%   (0.44)%    TOTAL EARNING ASSETS     $ 542,988  $ 540,947  $  2,041   $ (21,958)  $23,999
=================================================                              =====================================================
                                                     Interest bearing
                                                      deposits:
$ 2,010 $ 1,728 $   282    3.26%   3.43%   (0.17)%     NOW and money market    $  16,321  $  14,757  $  1,564   $    (763)  $ 2,327
  4,152   4,210     (58)   2.82    3.04    (0.22)      Savings                    29,216     31,841    (2,625)     (2,319)     (306)
  6,118   5,411     707    5.60    6.15    (0.55)      Time deposits              85,485     82,801     2,684      (8,877)   11,561
-------------------------------------------------                              -----------------------------------------------------
 12,280  11,349     931    4.28    4.59    (0.31)                                131,022    129,399     1,623     (11,959)   13,582
-------------------------------------------------                              -----------------------------------------------------
  6,794   7,114    (320)   4.99    6.43    (1.44)    Short-term borrowings        84,493    113,684   (29,191)    (21,877)   (7,314)
                                                     Medium and long-term
  2,557   2,102     455    6.65    6.84    (0.19)      debt                       42,374     35,775     6,599        (784)    7,383
-------------------------------------------------                              ----------------------------------------------------

                                                     TOTAL INTEREST-BEARING
 21,631  20,565   1,066    4.78    5.45    (0.67)      LIABILITIES               257,889    278,858   (20,969)    (34,620)   13,651
  3,041   3,073     (32)                             Demand deposits
    988     699     289                              Other sources of
                                                       funds
-------------------------------------------------                              -----------------------------------------------------
$25,660 $24,337 $ 1,323   4.03%    4.61%  (0.58)%
=================================================
                          4.44%    4.30%   0.14%     NET INTEREST MARGIN
                         ========================
                                                     NET INTEREST INCOME ON A
                                                       TAXABLE EQUIVALENT
                                                       BASIS                     285,099    262,089    23,010   $   12,662  $10,348
                                                                                                                ====================
                          3.69%    3.46%   0.23%     NET INTEREST SPREAD
                         ========================      Taxable equivalent
                                                       adjustment                 19,581     16,173     3,408
                                                                               ------------------------------
                                                         Net interest income   $ 265,518  $ 245,916  $ 19,602
                                                                               ==============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets rose by $1.3 billion or 5.4% from $24.3 billion in the second quarter of 2000 to $25.6 billion in 2001. Average loans grew $1.1 billion notwithstanding the sale of Popular Inc.'s ownership interest in Banco Fiduciario (BF) and the sale of the credit cards operations in the United States in the third quarter of 2000.

Mortgage loans accounted for almost 89% of the total rise in average loans for the quarter. Excluding the average balance of BF's commercial loans from the second quarter of 2000, which approximated $237 million, the Corporation's average commercial loan portfolio increased by $464 million compared with the second quarter of 2000. The rise resulted from the Corporation's sustained business growth in both the retail and middle markets.

The average consumer loan portfolio declined $152 million or 4.5% from the second quarter of 2000. This was mostly due to the aforementioned sale of the U.S. credit card portfolio, which approximated $180 million in average balances for the quarter ended June 30, 2000, and to lower demand for personal loans, partly offset by higher average volume of auto loans.

The increase in average investment securities, when compared with the second quarter of 2000, mostly related to higher investment in U.S. Government Agency obligations and other securities, partly offset by lower U.S Treasury Securities. The change in the composition of the portfolio is due in part to investment strategies followed by the Corporation based on the current and expected interest rate environment.

The average yield on earning assets, on a taxable equivalent basis, declined 44 basis points from 8.91% for the second quarter of 2000 to 8.47% during the second quarter of 2001. The reduction is mostly attributed to the lower interest rate scenario that has prevailed during the three months ended June 30, 2001 as compared with the same period last year, which affects principally commercial loans due to their volatility related to interest rates. Also the decrease in yield is related to lower credit card volume as a result of the sale of the U.S. credit card portfolio and to the higher proportion of mortgages, which carry a lower yield. Partially offsetting these decreases was the higher rate in the investment portfolio mainly due to the investment in longer-term agency securities, which carry a higher after tax yield, despite the lower interest rates. Income derived from U.S. Government Agency securities is tax-exempt in Puerto Rico.

The increase of $1.1 billion in the average balance of interest bearing liabilities for the second quarter of 2001, as compared with the same quarter in 2000, was mostly reflected in average interest bearing deposits, mainly time deposits. Within this category, brokered deposits grew $554 million, from an average of $101 million in the second quarter of 2000.

The average cost of interest bearing liabilities decreased 67 basis points when compared with the same quarter of 2000. The decline is mostly attributed to the lower interest rate scenario, which caused a reduction in the cost of short-term borrowed money of 144 basis points or $21.9 million and to the lower cost of time deposits by 55 basis points or $8.9 million.

The Corporation's net interest margin, on a taxable equivalent basis, for the second quarter of 2001 was 4.44% compared with 4.30% in the same quarter of 2000 and 4.20% in the first quarter of 2001. The increase was mostly attributed to a larger reduction in the cost of funding earning assets compared with the reduction in their yields, principally as a result of the Corporation's assets and liabilities repricing at the beginning of the Federal Reserve's easing cycle.

For the six-month period ended June 30, 2001, net interest income, on a taxable equivalent basis, rose to $561.1 million, an increase of $36.3 million or 6.9%, compared with the same period of 2000. The improvement resulted from a $25.9 million increase due to volume and a $10.4 million increase due to a higher net interest yield.

As shown in Table C average earning assets increased by $1.9 billion for the six-month period ended June 30, 2001, when compared with $24.0 billion reported in the same period of 2000. Average interest bearing liabilities increased by $1.6 billion when compared with the six-month period ended June 30, 2000.

The yield on earning assets and the cost of interest bearing liabilities declined by 27 and 28 basis points, respectively, compared with the six months ended June 30, 2000. The composition and the mix of earning assets and their related funding caused a lesser net interest margin, on a taxable equivalent basis, by three basis points from 4.36% in the first half of 2000 to 4.33% in 2001.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
YEAR-TO-DATE JUNE 30,

                                                                                                                       Variance
   Average Volume                Average Yields                                               Interest              Attributable to
------------------------------------------------------                           -------------------------------------------------
  2001     2000   Variance    2001    2000    Variance                               2001       2000    Variance    Rate     Volume
------------------------------------------------------                           -------------------------------------------------
            ($ in millions)                                                                            (In thousands)
$   949  $   882  $    67     6.02%   6.28%  (0.26%)    Money market investments $   28,332  $   27,556  $   776  $ (1,177) $ 1,953
  8,222    7,591      631     7.02    6.77    0.25      Investment securities       288,533     256,466   32,067     7,251   24,816
    245      220       25     6.55    7.41   (0.86)     Trading                       7,945       8,085     (140)   (1,004)     864
------------------------------------------------------                           --------------------------------------------------
  9,416    8,693      723     6.91    6.73    0.18                                  324,810     292,107   32,703     5,070   27,633
------------------------------------------------------                           --------------------------------------------------
                                                        Loans:
  7,371    7,124      247     8.76    9.56   (0.80)      Commercial                 320,209     338,555  (18,346)  (29,806)  11,460
    837      732      105    11.61   12.03   (0.42)      Leasing                     48,571      44,049    4,522    (1,593)   6,115
  5,019    4,136      883     8.31    8.32   (0.01)      Mortgage                   208,513     172,042   36,471      (665)  37,136
  3,269    3,362      (93)   12.99   13.14   (0.15)      Consumer                   211,597     220,476   (8,879)    1,011   (9,890)
------------------------------------------------------                           --------------------------------------------------
 16,496   15,354    1,142     9.61   10.13   (0.52)                                 788,890     775,122   13,768   (31,053)  44,821
------------------------------------------------------                           --------------------------------------------------
$25,912  $24,047  $ 1,865     8.63%   8.90%  (0.27%)    TOTAL EARNING            $1,113,700  $1,067,229  $46,471  $(25,983) $72,454
                                                          ASSETS
======================================================                           ==================================================
                                                        Interest bearing
                                                          deposits:
$ 2,003   $1,708  $   295     3.35%   3.40%  (0.05%)      NOW and money          $   33,320  $   28,856  $ 4,464     ($441) $ 4,905
                                                            market
  4,111    4,189      (78)    2.85    2.96   (0.11)       Savings                    58,013      61,727   (3,714)   (2,909)    (805)
  5,935    5,315      620     5.86    6.10   (0.24)       Time deposits             172,466     161,290   11,176    (6,709)  17,885
------------------------------------------------------                           --------------------------------------------------
 12,049   11,212      837     4.41    4.52   (0.11)                                 263,799     251,873   11,926   (10,059)  21,985
------------------------------------------------------                           --------------------------------------------------
  7,344    6,969      375     5.59    6.25   (0.66)     Short-term borrowings       203,611     216,509  (12,898)  (24,802)  11,904
  2,533    2,151      382     6.78    6.92   (0.14)     Medium and long-term         85,213      74,037   11,176    (1,456)  12,632
                                                          debt
------------------------------------------------------                           --------------------------------------------------

                                                        TOTAL
                                                        INTEREST-BEARING
 21,926   20,332    1,594     5.08    5.36   (0.28)       LIABILITIES               552,623     542,419   10,204   (36,317)  46,521
  3,019    3,073      (54)                              Demand deposits
    967      642      325                               Other sources of
                                                            funds
------------------------------------------------------                           --------------------------------------------------
$25,912  $24,047  $ 1,865     4.30%   4.54%  (0.24%)
======================================================
                              4.33%   4.36%  (0.03%)    NET INTEREST MARGIN
                             =========================
                                                        NET INTEREST INCOME
                                                         ON A TAXABLE
                                                         EQUIVALENT BASIS           561,077     524,810   36,267   $10,334  $25,933
                                                                                                                 ==================
                              3.55%   3.54%   0.01%     NET INTEREST SPREAD
                             =========================
                                                        Taxable equivalent
                                                         adjustment                  39,842      36,654   3,188
                                                                                 ------------------------------
                                                        Net interest income      $  521,235  $  488,156  $33,079
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

Based on the results of the sensitivity analysis as of June 30, 2001, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $6.6 million increase and the change for the same period utilizing a hypothetical declining rate scenario was a decrease of $3.2 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts, and interest-rate caps, floors and put options embedded in interest bearing contracts. Refer to Note 5 to the consolidated financial statements for further information on the Corporation's derivative transactions.

The Corporation conducts business in the Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds an equity interest in ATH Dominicana and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange volatility between the U.S. dollar and the particular foreign currency to affect significantly the value to the Corporation's investment in these subsidiaries.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the second quarter of 2001 was $49.5 million, representing an increase of $0.7 million when compared with the same quarter of 2000. During the first quarter of 2001 the provision amounted to $50.0 million. For the six-month period ended June 30, 2001 the provision totaled $99.5 million, compared with $98.7 million in the same period of 2000. The amount of provision for loan losses is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, loan impairment, management's assessment of loan portfolio quality, the value of the collateral and general economic conditions. Table D summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarter and six-month periods ended June 30, 2001 and 2000. Additional information regarding the allowance and asset quality appears in the Credit Quality section.

Net charge-offs for the second quarter of 2001 totaled $41.7 million, an increase of $3.6 million or 9.4%, compared with $38.1 million in the same period of 2000. Net charge-offs for the quarter ended March 31, 2001 totaled $36.1 million. Net charge-offs represented 0.99% of average loans for the second quarter of 2001, compared with 0.97% and 0.89% for the quarters ended June 30, 2000 and March 31, 2001, respectively.

Commercial and construction loans net charge-offs increased $7.3 million in the quarter ended June 30, 2001, when compared with the same quarter of 2000. As a percentage of average commercial and construction loans, these net charge-offs increased from 0.56% in the second quarter of 2000, to 0.93% in 2001. This increase is mostly associated to the growth in the portfolio and to weaker economic conditions, which have impacted some of the Corporation's customer margins and cash flows.

The aforementioned rises in net charge-offs in the commercial and construction loan portfolios for the quarter ended June 30, 2001, were partially tempered by declines in net charge-offs in the consumer and lease financing portfolios.

Consumer loans net charge-offs decreased $3.2 million for the quarter ended June 30, 2001 from $23.5 million in the same quarter of 2000. Consumer loans net charge-offs represented 2.49% of average consumer loans for the quarter ended June 30, 2001, compared with 2.76% for the same quarter last year. The decline was mostly due to the fact that in the second quarter of 2000 there were approximately $3.5 million in net charge-offs corresponding to the U.S. credit card portfolio sold later.

Lease financing net charge-offs totaled $2.2 million or 1.03% of the average lease financing portfolio for the quarter ended June 30, 2001, compared with $3.2 million or 1.61% for the same period in 2000. Mortgage loans net charge-offs increased to $2.0 million or 0.15% of average mortgage loans for the second quarter of 2001, from $1.4 million or 0.13% in the same period a year earlier.

Net charge-offs for the six-month period ended June 30, 2001, reached $77.8 million or 0.94% of average loans, compared with $86.7 million or 1.13% for the same period in 2000. The decrease in net credit losses for the six-month period ended June 30, 2001 was mostly reflected in the consumer portfolio.

Consumer loans net charge-offs totaled $38.4 million or 2.35% of average consumer loans for the six-month period ended June 30, 2001 compared with $49.7 million or 2.95% in the same period of 2000. The U.S. credit card operations portfolio had $6.5 million in net charge-offs in the six-month period ended June 30, 2000. Also, the Corporation has tightened its credit criteria for unsecured consumer loans.

Commercial and construction loans net charge-offs represented 0.78% of the average balance of those loans for the six-months ended June 30, 2001, compared with 0.75% for the same period last year. Mortgage loans net charge-offs increased to $3.4 million or 0.14% of average mortgage loans for the first half of 2001, from $2.0 million or 0.10% in the same period in prior year.

Lease financing net charge-offs totaled $7.1 million or 1.71% of the average lease financing portfolio for the first six months of 2001, compared with $8.2 million or 2.25% for the same period last year. The decrease in net charge-offs when compared with prior year is due in part to the external fraud scheme unveiled in the U.S. operations during the second quarter of 2000, which represented $2.5 million in charge-offs for that period. The above was partly offset by an increase in net charge-offs in 2001 resulting from the increase in the portfolio and higher delinquencies due to economic conditions.

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

The allowance for loan losses increased to $313 million or 1.82% of loans as of June 30, 2001, compared with $306 million or 1.94% one year earlier, and $291 million or 1.81% as of December 31, 2000. The decrease in the allowance to loans ratio from June 30, 2000 resulted mostly from the sale of BF, which had a higher ratio of allowance to total loans to cover potential losses. The lower allowance to loans ratio is also influenced by the composition of the loan portfolio, as most of its growth was realized in mortgage loans, comprising a relatively low-risk portfolio.

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

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                              SECOND QUARTER            FIRST SIX MONTHS
(Dollars in thousands)                      2001          2000          2001         2000
                                        ----------------------------------------------------
Balance at beginning of period          $  305,295    $  293,442    $  290,653    $  292,010
Allowance purchased                            266    $    1,481         1,004    $    1,481
Provision for loan losses                   49,462        48,719        99,496        98,732
                                        ----------------------------------------------------
                                           355,023       343,642       391,153       392,223
                                        ----------------------------------------------------
Losses charged to the allowance:
   Commercial                               19,624        15,636        33,994        35,124
   Construction                              1,619             4         2,619           145
   Lease financing                           7,932         8,574        19,880        15,972
   Mortgage                                  2,087         1,550         3,587         2,192
   Consumer                                 26,311        29,511        50,672        61,709
                                        ----------------------------------------------------
                                            57,573        55,275       110,752       115,142
                                        ----------------------------------------------------
Recoveries:
   Commercial                                3,953         5,600         7,778         8,461
   Lease financing                           5,769         5,384        12,734         7,755
   Mortgage                                     82           120           198           181
   Consumer                                  6,083         6,055        12,226        12,048
                                        ----------------------------------------------------
                                            15,887        17,159        32,936        28,445
                                        ----------------------------------------------------

Net loans charged-off:
   Commercial                               15,671        10,036        26,216        26,663
   Construction                              1,619             4         2,619           145
   Lease financing                           2,163         3,190         7,146         8,217
   Mortgage                                  2,005         1,430         3,389         2,011
   Consumer                                 20,228        23,456        38,446        49,661
                                        ----------------------------------------------------
                                            41,686        38,116        77,816        86,697
                                        ----------------------------------------------------

Balance at end of period                $  313,337    $  305,526    $  313,337    $  305,526
                                        ====================================================

Ratios:
   Allowance for loan losses to loans         1.82%         1.94%         1.82%         1.94%
   Allowance to non-performing assets        81.90         80.30         81.90         80.30
   Allowance to non-performing loans         88.56         88.80         88.56         88.80
   Non-performing assets to loans             2.23          2.41          2.23          2.41
   Non-performing assets to total             1.37          1.44          1.37          1.44
     assets
   Net charge-offs to average loans           0.99          0.97          0.94          1.13
   Provision to net charge-offs               1.19X         1.28x         1.28x         1.14x
   Net charge-offs earnings coverage          3.70          3.56          3.92          3.08

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 2001, December 31, 2000 and June 30, 2000.

                                            JUNE 30, 2001         December 31, 2000           June 30, 2000
  (In millions)
                                        RECORDED    VALUATION     Recorded    Valuation     Recorded    Valuation
                                       INVESTMENT   ALLOWANCE    Investment   Allowance    Investment   Allowance
                                       ----------   ----------   ----------   ----------   ----------   ----------
Impaired loans:
   Valuation allowance required        $      126   $       33   $      113   $       27   $      156   $       53
     No valuation allowance required           53                        42                        37
                                       ----------   ----------   ----------   ----------   ----------   ----------
    Total impaired loans               $      179   $       33   $      155   $       27   $      193   $       53
                                       ----------   ----------   ----------   ----------   ----------   ----------

Average impaired loans during the second quarter of 2001 and 2000 were $175 million and $188 million, respectively. The Corporation recognized interest income on impaired loans of $1.0 million and $1.3 million, respectively, for the quarters ended June 30, 2001 and 2000.

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

Non-performing assets increased by $2.1 million from $380.5 million as of June 30, 2000, to $382.6 million a year later. On the other hand, non-performing assets as a percentage of total loans decreased when compared with the same period in 2000 from 2.41% as of June 30, 2000, to 2.23% as of the same date in 2001. The allowance for loan losses as a percentage of non-performing assets, as of June 30, 2001 and 2000, was 81.90% and 80.30%, respectively.

Excluding the non-performing assets of BF as of June 30, 2000, the Corporation's non-performing assets grew $67 million from the second quarter of 2000 to the same period in 2001. The increase in non-performing assets since June 30, 2000, excluding the non-performing assets of BF as of that date, was mostly reflected in non-performing mortgage and commercial loans, which grew $45 million and $27 million, respectively. BF had $64 million in non-performing assets as of June 30, 2000.

When compared with December 31, 2000, the rise in non-performing assets as of June 30, 2001 was mostly experienced in mortgage and commercial non-performing loans, which increased $19 million and $15 million, respectively. Non-performing assets as a percentage of total loans were 2.16% as of December 31, 2000. The allowance for loan losses as a percentage of non-performing assets, as of the end of 2000, was 83.82%.

Non-performing commercial loans represented 2.50% of that portfolio at June 30, 2001, compared with 2.37% at the end of 2000. The increase was partly associated to the general deteriorating economic conditions.

Non-performing mortgage loans represented 2.12% of mortgage loans as of the end of the second quarter of 2001, compared with 2.15% at the end of 2000.

Non-performing consumer loans totaled $36 million or 1.12% of consumer loans as of June 30, 2001, compared with $44 million or 1.32% as of December 31, 2000. The decrease in the ratio results partly due to a tightening in the Corporation's credit criteria for unsecured consumer loans.

Non-performing financing leases amounted to $11 million or 1.34% of the lease financing portfolio as of June 30, 2001, compared with $7 million or 0.88% as of December 31, 2000, reflecting higher delinquencies.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets as of June 30, 2001, would have been $313 million or 1.82% of loans, and the allowance for loan losses would have been 100.1% of non-performing assets. At June 30, 2000 and December 31, 2000, adjusted non-performing assets would have been $310 million or 1.96% of loans and $273 million or 1.70% of loans, respectively, and the allowance to non-performing assets would have been 98.7% and 106.49%, respectively.

TABLE E
NON-PERFORMING ASSETS

                                                                           JUNE 30,      December 31,      June 30,
                                                                             2001           2000             2000
                                                                         --------------------------------------------
(Dollars in thousands)
Commercial, construction, industrial and agricultural                    $    187,308    $    172,402    $    199,289
Lease financing                                                                11,313           7,152          15,674
Mortgage                                                                      118,831          99,861          74,333
Consumer                                                                       36,370          43,814          54,756
Other real estate                                                              28,741          23,518          36,426
                                                                         --------------------------------------------

                 Total                                                   $    382,563    $    346,747    $    380,478
                                                                         ============================================

Accruing loans past-due 90 days or more                                  $     22,159    $     21,599    $     29,954
                                                                         ============================================

Non-performing assets to loans                                                   2.23%           2.16%           2.41%
Non-performing assets to assets                                                  1.37            1.24            1.44

During the last 12 months, the New York City taxicab medallion industry has experienced high volatility in the market value of the taxicab medallions. Popular, Inc., through BPNA, is one of the largest lenders to this industry sector with an aggregate exposure of $289 million, representing approximately 1.7% of the Corporation's loan portfolio. Although some of the Corporation's taxi medallion loans have from time to time been in arrears or in default, no losses in principal have been experienced to date nor do the Corporation anticipates loss exposure for this portfolio. These loans were in accrual status as of June 30, 2001. However, due to the noted volatility in the market values of the medallions, and consistent with the Corporation's Internal Risk Classification System, as of June 30, 2001 a segment of the New York City taxicab medallion loan portfolio was downgraded and included in the criticized assets of the Corporation.

NON-INTEREST INCOME

Non-interest income amounted to $121.3 million for the quarter ended June 30, 2001, compared with $109.3 million for the same period in 2000, and $115.0 million as of March 31, 2001. Table F presents a breakdown of non-interest income by major categories.

TABLE F
NON-INTEREST INCOME

                                                             Second Quarter                      Year-to-Date
----------------------------------------------------------------------------------------------------------------------
                                                      2001        2000       Change      2001       2000      Change
----------------------------------------------------------------------------------------------------------------------
(In thousands)
Service charges on deposit accounts                 $ 36,310    $ 30,831     $ 5,479    $ 70,968   $ 61,054   $  9,914
                                                    ------------------------------------------------------------------

Other service fees:
   Credit cards fees and discounts                    13,688      18,305      (4,617)     27,256     32,675     (5,419)
   Debit card fees                                     9,409       7,300       2,109      18,927     12,191      6,736
   Processing fees                                     9,318       6,859       2,459      18,458     13,028      5,430
   Other fees                                          6,802       8,355      (1,553)     13,084     15,935     (2,851)
   Sale and administration of investment products      5,306       4,582         724       9,707      8,496      1,211
   Check cashing fees                                  4,784       3,681       1,103       9,365      7,211      2,154
   Insurance fees                                      4,431       1,071       3,360       9,519      2,822      6,697
   Mortgage servicing fees, net of amortization        2,937       2,967         (30)      6,016      5,713        303
   Trust fees                                          2,232       2,323         (91)      4,750      4,737         13
                                                    ------------------------------------------------------------------
      Subtotal other services fees                  $ 58,907    $ 55,443     $ 3,464    $117,082   $102,808   $ 14,274
                                                    ------------------------------------------------------------------

Other operating income                              $ 25,638    $ 21,989     $ 3,649    $ 47,804   $ 46,046   $  1,758
                                                    ------------------------------------------------------------------

Total operating income                              $120,855    $108,263     $12,592    $235,854   $209,908   $ 25,946
                                                    ------------------------------------------------------------------

(Loss) gain on sale of securities                   $ (2,152)   $    329     $(2,481)   $ (1,862)  $ 13,593   $(15,455)
Trading account profit                                   945         693         252       1,254      1,510       (256)
Gain on derivatives                                    1,652                   1,652       1,021                 1,021
                                                    ------------------------------------------------------------------

Total non-interest income                           $121,300    $109,285     $12,015    $236,267   $225,011   $ 11,256
                                                    ==================================================================

Service charges on deposit accounts increased by $5.5 million or 17.8% when compared with the second quarter of 2000, reflecting higher activity on commercial accounts and the impact of newly implemented fees during the latter part of 2000, including charges for electronic transaction overdrafts, accounts without activity, and others. Also, the increase relates to some fees, including external payments, which were previously accounted for as other service fees, and beginning in 2001 are being charged through account analysis for commercial accounts.

Other service fees rose by $3.5 million or 6.2% compared with the second quarter of 2000. The growth in insurance fees was mostly associated to commissions generated by Popular Insurance, which began operations in the third quarter of 2000. Processing and debit card fees also grew, associated in part to higher volume of transactions resulting from the Electronic Bank Transaction (EBT) program, services which are managed by GM Group, and from the growing number of point-of-sale terminals and automated teller machines. Moreover, the increase in check cashing fees was driven by the expansion of PCE, the Corporation's retail financial services subsidiary in the United States. PCE operated 89 offices, including 52 mobile units, as of June 30, 2001, compared with 70 offices, including 41 mobile units, as of the same date in 2000. On the other hand, credit card fees and discounts decreased mainly due to income no longer derived as a result of the sale of the U.S. credit card operations. For the quarter ended June 30, 2000, these operations contributed with approximately $4.7 million in other service fees. The decrease in the category of other fees was associated to the reclassification of external payment and lock box fees to service charges on deposit accounts as previously mentioned.

The increase in other operating income compared with the second quarter of 2000 was mostly due to higher gains on the sale of loans held-for-sale, due in part to greater volume sold during the quarter. Popular Mortgage (PM), stimulated in part by the declining interest rate scenario, reached unprecedented levels in mortgage originations for the period ended June 30, 2001, increasing by approximately 75% when compared with the same period last year. PM normally sells some of the loans or the related mortgage-backed securities in the secondary markets. Also, investment banking fees contributed to the growth in other operating income. These rises were partly tempered by a decrease in other income mainly due to lower revenues derived by GM Group, such as system programming and engineering services.

For the second quarter of 2001, the Corporation recognized profits of $0.9 million in trading account transactions and losses of $2.2 million in the sale of investment securities, compared with gains of $0.7 million and $0.3 million, respectively, for the same period in 2000. These two categories amounted to $0.3 million in gains, each, for the first quarter of 2001. The loss on sale of securities for the second quarter of 2001 was partly due to positioning strategies followed by the Corporation in the current scenario focused at deriving higher long-term yields.

Gains on derivative transactions, resulting from the change in the fair market value of derivative instruments, amounted to $1.7 million for the quarter ended June 30, 2001. The latter related mostly to adjustments on the market value of interest rate swaps entered into by the Corporation. For the first quarter of 2001, the Corporation recognized a pretax loss on derivatives of $0.6 million.

For the six-month period ended June 30, 2001 and 2000, non-interest income amounted to $236.3 million and $225.0 million, respectively, an increase of $11.3 million or 5.0%. Service charges on deposit accounts and other service fees reflected healthy growth, mostly attributed to the same reasons explained above. The decrease in the gains recognized on sale of securities is mostly attributed to the fact that during the second quarter of 2000, the Corporation exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13.4 million pre-tax gain. In addition, this variance was impacted by the net losses recognized in 2001 on securities transactions as explained above.

OPERATING EXPENSES

For the second quarter of 2001, operating expenses were $232.5 million compared with $219.4 million for the same quarter in 2000, an increase of $13.1 million or 6.0%. When compared with the first quarter of 2001, the Corporation experienced an increase of $12.5 million or 5.7% in operating expenses.

Personnel costs, the largest category of operating expenses, totaled $106.7 million for the second quarter of 2001, an increase of $8.5 million or 8.7% when compared with the same period of 2000. Among the principal factors contributing to the rise in personnel costs were higher pension and medical plan costs. As of the end of this quarter full time equivalent employees (FTE's) totaled 11,041, from the 11,619 employees as of the same date in 2000. Although a lower headcount resulted from the sale of BF and the U.S. credit card operations and employees from Banco Popular who retired at the end of 2000, the corresponding monetary reductions were partially tempered by annual merit increases and the impact of continued expansion in other business areas.

Other operating expenses, excluding personnel costs, amounted to $125.7 million, an increase of $4.6 million or 3.8% when compared with the same quarter in 2000. The rises corresponded mostly to net occupancy expenses, operating taxes, and other general operating expenses. The latter was mostly associated to higher sundry losses, which resulted primarily from unresolved claims on credit cards and automated teller machine transactions. Partially tempering the rise in operating expenses was a decrease in the amortization of intangibles due to the full amortization in late 2000 of the core deposits recorded on the merger with BanPonce Corporation in 1990. For the first six months of 2001, operating expenses rose to $452.4 million from $445.9 million for the same period in 2000, an increase of $6.5 million or 1.5%. The increase was primarily as a result of higher personnel costs, net occupancy expenses and other taxes, partially offset by decreases in the categories of amortization of intangibles, business promotion, and professional fees. The decrease in business promotion and in professional fees is partly due to the sale of the U.S. credit card operations in 2000, which resulted in lower advertising costs, data processing and computer service fees, among others, partly tempered by other marketing efforts launched by the Corporation as well as additional costs resulting from business growth and expansion.

Income tax expense increased by $5.7 million or 26.1% from $21.7 million in the second quarter of 2000. As of March 31, 2001 income taxes were $27.2 million. The income tax expense for the six-month period ended June 30, 2001 totaled $54.5 million compared with $40.4 million a year ago. The effective tax rate for the six months ended June 30, 2001 was 26.51% compared with 23.99% in the same period of 2000. Notwithstanding the rise in tax resulting from higher taxable income, mainly associated to the U.S. operations, which are subject to higher tax rates, the Corporation was favorably impacted by a reduction in the capital gains tax rate applicable to assets located in Puerto Rico. The rates were reduced from 25.0% to 12.5% upon the enactment of a change in the tax code in Puerto Rico during the quarter. The new rate is effective for transactions occurring from January 1st, 2001 and thereafter. Consequently, the Corporation reversed $1.7 million in deferred taxes related to capital assets during the second quarter of 2001.

On January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of derivatives as either assets or liabilities in the statement of condition measured at fair value. At the adoption, the Corporation recognized $0.7 million (net of tax) in income as a cumulative effect of accounting changes.

BALANCE SHEET COMMENTS

Total assets as of June 30, 2001 reached $27.9 billion compared with $28.1 billion as of December 31, 2000 and $26.5 billion as of the same date a year earlier. Earning assets totaled $26.2 billion as of June 30, 2001 compared with $26.3 billion as of December 31, 2000 and $24.7 billion as of June 30, 2000.

The investment portfolio reached $7.7 billion as of June 30, 2001, a decrease of $1.4 billion compared with $9.1 billion as of December 31, 2000. This decline is mostly due to lower arbitrage activity in 2001 resulting from management's objective of reducing the reliance on borrowings. Investment securities as of June 30, 2000 amounted to $7.5 billion.

As shown in Table G, the loan portfolio reached $17.2 billion as of June 30 2001, an increase of $1.1 billion or 7.1% compared with December 31, 2000. This increase is mostly attributed to higher mortgage loans by $974 million and commercial loans (including construction loans) by $223 million. The mortgage loan portfolio increased from December 31, 2000 due to an aggressive marketing campaign and to the impact of the reduction in interest rates which generally results in a higher demand for mortgage loans. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts focused towards the retail and middle market, including franchise loans, among others. On the other hand, consumer loans decreased by $88 million since the end of 2000, mainly due to lower demand for personal loans caused by the declining interest rate scenario, which tends to favor mortgage loan refinancing and the consolidation of personal debt. Total loans increased by $1.4 billion or 9.0% compared with June 30, 2000. The increase since June 30, 2000 was also in the mortgage and commercial (including construction) loan portfolios, which grew by $1.2 billion and $256 million, respectively. Consumer loans decreased by $186 million mainly due to the sale of the U.S. credit card portfolio, which totaled $187 million as of June 30, 2000.

TABLE G
LOANS ENDING BALANCES

------------------------------------------------------------------------------------------
                                             JUNE 30,        December 31,       June 30,
                                               2001             2000              2000
------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and agricultural     $ 7,230,613      $ 7,013,834      $ 6,957,801
Construction                                    264,880          258,197          281,790
Lease financing                                 842,278          816,714          743,191
Mortgage *                                    5,617,441        4,643,646        4,368,381
Consumer *                                    3,237,034        3,324,694        3,423,441
                                            ----------------------------------------------

           Total                            $17,192,246      $16,057,085      $15,774,604
                                            ==============================================

* Includes loans held-for-sale

Other assets were $451 million as of June 30, 2001, representing an increase of $84 million or 22.8% compared with December 31, 2000. The increase in other assets is mainly due to the acquisition of 19.99% of the voting stock of Centro Financiero BHD, S.A., the third largest private financial institution in the Dominican Republic, for $24.9 million. Also, it is due to the recording of the fair value of certain derivatives based on the accounting provisions of SFAS No. 133, mostly related to swaps and swaptions entered into by the Corporation. Other assets totaled $430 million as of June 30, 2000.

Total deposits were $15.6 billion as of June 30, 2001 or $765 million higher than the $14.8 billion reported at December 31, 2000. Time and savings deposits increased $502 million and $232 million, respectively, when compared with December 31, 2000. The increase in time deposits its mainly due to higher brokered CD's, which consist of certificate of deposits purchased from a broker acting as an agent for depositors. Brokered CD's amounted to $740 million at June 30, 2001. Also, the increase in interest bearing deposits is related to growth in retail deposits, mostly associated to the business growth in the U.S. banking operations, an aggressive marketing campaign for IRA accounts and higher public funds. Demand deposits had an increase of $30 million compared with December 31, 2000. As of June 30, 2000 total deposits amounted to $14.5 billion.

Borrowed funds, including subordinated notes and capital securities, amounted to $9.6 billion at June 30, 2001, from $10.8 billion as of December 31, 2000 and $9.8 billion at June 30, 2000.

As part of the investment in subsidiaries, the Corporation recognized a minority interest of $0.9 million as of June 30, 2001, which mostly represented the beneficial interest of the minority investors of Levitt Mortgage. As of June 30, 2000 the Corporation had a minority interest of $21.3 million. The decrease from the same quarter last year was mainly attributed to the sale of BF.

The Corporation's stockholders' equity as of June 30, 2001 and December 31, 2000 was $2.2 billion and $2.0 billion, respectively, compared with $1.7 billion as of June 30, 2000. Included in stockholders' equity as of June 30, 2001 were $74 million in unrealized gains on securities available-for-sale, net of tax, compared with $150 million in unrealized losses a year earlier and $4 million in unrealized gains as of the end of 2000. The dividend payout ratio to common stockholders for the quarter ended June 30, 2001, was 28.86% compared with 34.46% for the same quarter last year and 32.47% for the year ended December 31, 2000. The cash dividend declared was increased by 25% from $0.16 per common share in previous quarterly cash dividends to $0.20 per common share for the second quarter of 2001.

The Corporation is subject to various regulatory capital requirements imposed by the federal banking agencies. Management has determined that as of the periods presented, the Corporation exceeded all capital adequacy requirements to which it is subject. The Corporation's ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier I leverage, as of June 30, 2001, June 30, 2000 and December 31, 2000 are presented on Table H.

The Corporation's common stock price at June 30, 2001 was $32.94, compared with $26.31 at December 31, 2000 and $19.06 at June 30, 2000. The Corporation's market capitalization at June 30, 2001, was $4.5 billion compared with $3.6 billion at December 31, 2000 and $2.6 billion at June 30, 2000.

TABLE H
CAPITAL ADEQUACY DATA

-------------------------------------------------------------------------------------------

                                               JUNE 30,       December 31,        June 30,
                                                 2001            2000               2000
(Dollars in thousands)
-------------------------------------------------------------------------------------------
Risk-based capital
  Tier I capital                             $ 1,845,648      $ 1,741,004       $ 1,640,921
  Supplementary (Tier II) capital                343,388          321,627           329,591
                                             ----------------------------------------------

       Total capital                         $ 2,189,036      $ 2,062,631       $ 1,970,512
                                             ==============================================

Risk-weighted assets
  Balance sheet items                         16,965,111       16,173,005        15,732,466
  Off-balance sheet items                        442,958          496,735           528,748
                                             ----------------------------------------------

       Total risk-weighted assets            $17,408,069      $16,669,740       $16,261,214
                                             ==============================================

Ratios:
  Tier I capital (minimum required - 4.00%)        10.60%           10.44%            10.09%
  Total capital (minimum required - 8.00%)         12.57%           12.37%            12.12%
   Leverage ratio (minimum required - 3.00%)        6.89%            6.40%             6.42%

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

As described on page 7 of the Annual Report, Banco Popular de Puerto Rico (the "Bank") has been cooperating fully with an investigation by federal law enforcement authorities. The investigation relates principally to the circumstances surrounding the activities of a former customer of the Bank, including the Bank's reporting and compliance efforts. The former customer has been indicted for money laundering, including in connection with transactions through an account at the Bank. The Bank believes based on the information available to it that there was no knowing participation by the Bank or any Bank employee in the former customer's activities. The law enforcement investigation could result in adverse consequences to the Corporation and the Bank including the possibility of civil and criminal claims being brought against the Bank.
The Corporation cannot predict when or on what basis the investigation will conclude or its effect if any on the Corporation or the Bank.

On March 9, 2000, the Bank entered into a written agreement with the Federal Reserve Bank of New York, which imposed a number of compliance, reporting and control requirements. Substantially, all of these compliance, reporting and control requirements and controls are now in place.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Corporation held its Annual Stockholder's Meeting on April 23, 2001, at which common stockholders elected the following four directors: Jose B. Carrion Jr., Hector R. Gonzalez, Manuel Morales Jr. and Julio E. Vizcarrondo Jr.

All four directors were elected for a three year with favorable votes ranging from 87.24% to 87.53% of the voting shares issued and outstanding which amounted to 136,111,025 as of the record date, March 5, 2001. A 88.02% of the common shares issued an outstanding as of the mentioned record date, were represented at the meeting, which complied with the quorum required by law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                     Exhibit Description                     Reference
      -----------                     -------------------                    -----------
         19                Quarterly Report to Shareholders for the          Exhibit "A"
                           period ended June 30, 2001

b)   One report on Form 8-K was filed for the quarter ended June 30, 2001:

     Dated:                    April 10, 2001

     Items reported:           Item 5 - Other Events


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                                      POPULAR, INC.
                                          -------------------------------------
                                                      (Registrant)


Date:  August 14, 2001                By:  S/ Jorge A. Junquera
     --------------------                 -------------------------------------
                                          Jorge A. Junquera
                                      Senior Executive Vice President




Date:  August 14, 2001                By: S/ Amilcar L. Jordan
     --------------------                 -------------------------------------
                                          Amilcar L. Jordan, Esq.
                                      Senior Vice President & Comptroller