Form 10-Q
period 2001-09-30
POPULAR INC
filed 2001-11-14
CIK 763901

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 2001         Commission file number  0 - 13818
                  ---------------------                             ------------

                                  POPULAR, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Puerto Rico                                         66-041-6582
----------------------                                  -----------------
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

                           Yes      X              No
                                ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                        136,371,606
----------------------------         -------------------------------------------
       (Title of Class)             (Shares Outstanding as of November 14, 2001)

                                  POPULAR, INC.

                                      INDEX


Part I - Financial Information                                                                   Page
------------------------------                                                                   ----
   Item 1.  Financial Statements

             Unaudited Consolidated Statements of Condition as of September 30, 2001,
               December 31, 2000 and September 30, 2000                                            3

             Unaudited Consolidated Statements of Income for the quarters and nine months
               ended September 30, 2001 and 2000                                                   4

             Unaudited Consolidated Statements of Comprehensive Income for
               the quarters and nine months ended September 30, 2001 and 2000                      5

             Unaudited Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000                                                         6

             Notes to unaudited Consolidated Financial Statements                                 7-26

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                           27-41

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                             31

Part II - Other Information

   Item 1. Legal proceedings                                                                      41

   Item 2. Changes in securities - None                                                           N/A

   Item 3. Defaults upon senior securities - None                                                 N/A

   Item 4. Submission of matters to a vote of security holders                                    N/A

   Item 5. Other information - None                                                               N/A

   Item 6. Exhibits and reports on Form 8-K                                                       42

           Signature                                                                              43

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


                                                             SEPTEMBER 30,        December 31,        September 30,
(In thousands)                                                   2001                 2000                 2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $   617,012          $   726,051          $    573,396
-------------------------------------------------------------------------------------------------------------------

Money market investments:
  Federal funds sold and securities purchased under
    agreements to resell                                        988,262            1,057,320               868,513
  Time deposits with other banks                                  4,343               10,908                10,638
  Banker's acceptances                                              410                  390                   500
-------------------------------------------------------------------------------------------------------------------
                                                                993,015            1,068,618               879,651
-------------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge     2,592,130            3,657,729             3,579,407
     Other investment securities available-for-sale           5,205,898            5,138,195             4,491,255
Investment securities held-to-maturity, at amortized cost       240,763              264,731               285,829
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge       231,927              124,016               122,806
     Other trading securities                                    45,942               29,057                40,839
Loans held-for-sale                                             910,615              823,901               682,455
-------------------------------------------------------------------------------------------------------------------
Loans                                                        17,042,433           15,580,379            15,908,554
 Less - Unearned income                                         320,774              347,195               353,322
        Allowance for loan losses                               326,630              290,653               295,177
-------------------------------------------------------------------------------------------------------------------
                                                             16,395,029           14,942,531            15,260,055
-------------------------------------------------------------------------------------------------------------------

Premises and equipment                                          390,324              405,772               401,975
Other real estate                                                29,257               23,518                21,494
Customers' liabilities on acceptances                             1,953                1,647                 1,904
Accrued income receivable                                       189,863              202,540               200,638
Other assets                                                    423,396              367,150               401,123
Intangible assets                                               263,302              281,595               287,436
-------------------------------------------------------------------------------------------------------------------
                                                            $28,530,426          $28,057,051           $27,230,263
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Non-interest bearing                                    $ 3,045,604          $ 3,109,885            $2,945,057
    Interest bearing                                         12,954,632           11,695,022            11,612,821
-------------------------------------------------------------------------------------------------------------------
                                                             16,000,236           14,804,907            14,557,878
  Federal funds purchased and securities sold under
    agreements to repurchase                                  3,978,199            4,964,115             5,236,644
  Other short-term borrowings                                 3,164,520            4,369,212             3,444,129
  Notes payable                                               2,329,985            1,176,912             1,434,429
  Acceptances outstanding                                         1,953                1,647                 1,904
  Other liabilities                                             480,168              470,687               443,707
-------------------------------------------------------------------------------------------------------------------
                                                             25,955,061           25,787,480            25,118,691
-------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                            125,000              125,000               125,000
-------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular North
    America's junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                          150,000              150,000               150,000
-------------------------------------------------------------------------------------------------------------------
  Commitments and contingencies
-------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                      908                  927                   838
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock                                               100,000              100,000               100,000
  Common stock                                                  831,932              830,356               829,729
  Surplus                                                       266,525              260,984               249,238
  Retained earnings                                           1,011,473              865,082               823,418
  Treasury stock-at cost                                        (66,136)             (66,214)              (66,214)
  Accumulated other comprehensive income (loss), net
   of tax of $48,298 (December 31, 2000 - $1,683;
   September 30, 2000 - ($26,385))                              155,663                3,436              (100,437)
-------------------------------------------------------------------------------------------------------------------
                                                              2,299,457            1,993,644             1,835,734
-------------------------------------------------------------------------------------------------------------------
                                                            $28,530,426          $28,057,051           $27,230,263
===================================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

                                                                 Quarter ended            Nine months ended
                                                                 September 30,              September 30,
(In thousands, except per share information)                   2001          2000         2001         2000
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                                      $ 392,801   $   414,677   $ 1,178,207   $1,183,634
 Money market investments                                      10,350        18,187        38,682       45,743
 Investment securities                                        110,095       125,109       362,397      351,863
 Trading account securities                                     3,736         3,201        11,554       10,509
--------------------------------------------------------------------------------------------------------------
                                                              516,982       561,174     1,590,840    1,591,749
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
 Deposits                                                     130,254       140,811       394,053      392,684
 Short-term borrowings                                         72,664       139,757       276,275      356,266
 Long-term debt                                                40,644        31,750       125,857      105,787
--------------------------------------------------------------------------------------------------------------
                                                              243,562       312,318       796,185      854,737
--------------------------------------------------------------------------------------------------------------

Net interest income                                           273,420       248,856       794,655      737,012
Provision for loan losses                                      55,259        49,666       154,755      148,398
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           218,161       199,190       639,900      588,614
Service charges on deposit accounts                            37,537        32,558       108,505       93,612
Other service fees                                             59,643        57,493       175,736      160,302
Gain (loss) on sale of securities                               1,249           147          (613)      13,740
Trading account profit                                            777           259           149        1,617
Loss on derivatives                                            (8,140)                     (7,119)
Other operating income                                         26,293        29,581        76,014       75,779
--------------------------------------------------------------------------------------------------------------
                                                              335,520       319,228       992,572      933,664
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                      82,080        78,104       238,742      233,999
 Profit sharing                                                 3,986         5,197        13,101       14,897
 Pension and other benefits                                    21,542        17,078        67,402       52,918
--------------------------------------------------------------------------------------------------------------
                                                              107,608       100,379       319,245      301,814
 Net occupancy expenses                                        17,974        17,610        52,895       50,346
 Equipment expenses                                            24,148        25,294        72,850       73,807
 Other taxes                                                    9,135         8,507        27,754       25,423
 Professional fees                                             17,247        15,602        48,521       50,107
 Communications                                                12,181        11,661        36,153       34,497
 Business promotion                                            13,414         9,694        37,118       36,353
 Printing and supplies                                          4,269         5,351        13,078       15,836
 Other operating expenses                                      17,525        17,289        53,645       51,952
 Amortization of intangibles                                    6,858         8,829        20,594       25,958
--------------------------------------------------------------------------------------------------------------
                                                              230,359       220,216       681,853      666,093
--------------------------------------------------------------------------------------------------------------
Income before income tax, minority interest and cumulative
   effect of accounting changes                               105,161        99,012       310,719      267,571
Income tax                                                     27,952        27,662        82,440       68,103
Net loss (gain) of minority interest                                7           (58)           19        1,136
--------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes          77,216        71,292       228,298      200,604

Cumulative effect of accounting changes, net of tax                                           686
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $  77,216   $    71,292   $   228,984   $  200,604
==============================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                       $  75,129   $    69,205   $   222,722   $  194,342
==============================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)
(BEFORE AND AFTER CUMULATIVE EFFECT OF ACCOUNTING           $    0.55   $      0.51   $      1.63   $     1.43
CHANGES)
==============================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                         $    0.20   $      0.16   $      0.56   $     0.48
==============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                              Quarter ended                 Nine months ended
                                                                               September 30,                   September 30,

(In thousands)                                                              2001            2000            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $  77,216       $  71,292       $ 228,984       $ 200,604
                                                                        -----------------------------------------------------------
Other comprehensive income, net of tax:
  Foreign currency translation adjustment                                      (153)           (855)           (403)         (1,152)
    Less: reclassification adjustment for foreign currency
    translation loss realized upon sale of investment in a
      foreign entity                                                                         (1,678)                         (1,678)
  Unrealized gains on securities:
    Unrealized holding gains arising during the
      period, net of tax of $25,066 (2000 - $12,978) for the quarter
      and $47,033 (2000 - $13,109) for the nine-month period                 83,944          50,235         151,383          50,398
        Less: reclassification adjustment for gains (losses) included in net income, net of tax of $406 (2000 - $24) for the quarter
        and ($313) (2000 - $3,501) for the nine-month period                    843             122          (1,555)         10,652
  Net loss on cash flow hedges                                                 (908)                         (1,645)
    Less: reclassification adjustment for losses included in net income, net of tax of ($168) for the quarter and ($568)
    for the nine-month period in 2001                                          (262)                           (947)
  Cumulative effect of accounting change                                                                        254
    Less: reclassification adjustment for losses included in net income, net of tax of ($77) for the nine-month
    period in 2001                                                                                             (136)
                                                                        -----------------------------------------------------------

   Total other comprehensive income                                       $  82,302       $  50,936       $ 152,227       $  40,272
                                                                        -----------------------------------------------------------

   Comprehensive income                                                   $ 159,518       $ 122,228       $ 381,211       $ 240,876
                                                                        ===========================================================


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):


                                                      SEPTEMBER 30,      December 31,     September 30,
(In thousands)                                            2001               2000             2000
------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                $  (1,287)          $  (884)          $    (739)
Unrealized gains (losses) on securities                  157,258             4,320             (99,698)
Unrealized losses on derivatives                            (698)
Cumulative effect of accounting change                       390
                                                   ---------------------------------------------------

Accumulated other comprehensive income (loss)          $ 155,663           $ 3,436           ($100,437)
                                                   ===================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  For the nine months ended
                                                                                         September 30,
(In thousands)                                                                       2001             2000
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   228,984       $   200,604
--------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                          56,960            57,339
     Provision for loan losses                                                       154,755           148,398
     Amortization of intangibles                                                      20,594            25,958
     Loss (gain) on sale of investment securities available-for-sale                     613           (13,740)
     Loss on derivatives                                                               7,119
     Loss on disposition of premises and equipment                                       351               340
     Gain on sale of loans                                                              (860)           (3,862)
     Net amortization of premiums and accretion of discounts on investments            1,975             1,300
     Net increase in loans held-for-sale                                             (86,714)          (63,157)
     Net amortization of deferred loan fees and costs                                (15,622)              504
     Net (increase) decrease in trading securities                                  (124,796)           72,966
     Net decrease (increase) in accrued income receivable                             12,677           (30,625)
     Net decrease (increase) in other assets                                          11,657           (36,300)
     Net decrease in interest payable                                                (73,384)           (3,129)
     Net increase (decrease) in deferred and current taxes                             5,256           (21,246)
     Net increase in postretirement benefit obligation                                 3,012             4,516
     Net increase in other liabilities                                                 6,962            17,224
--------------------------------------------------------------------------------------------------------------
Total adjustments                                                                    (19,445)          156,486
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            209,539           357,090
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                            75,603            91,664
  Purchases of investment securities held-to-maturity                             (4,515,716)       (4,857,246)
  Maturities of investment securities held-to-maturity                             4,622,152         4,779,569
  Purchases of investment securities available-for-sale                           (3,303,701)       (2,537,407)
  Maturities of investment securities available-for-sale                           3,671,005         1,866,852
  Proceeds from sales of investment securities available-for-sale                    732,131            89,611
  Net disbursements on loans                                                      (1,380,741)       (1,916,583)
  Proceeds from sale of loans                                                        404,760           711,375
  Acquisition of loan portfolios                                                    (660,829)         (394,632)
  Assets acquired, net of cash                                                          (123)           (8,831)
  Acquisition of premises and equipment                                              (45,044)          (52,348)
  Proceeds from sale of premises and equipment                                         3,180            12,308
  Cash transferred due to sale of investment in subsidiary                                             (46,899)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (397,323)       (2,262,567)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                         1,186,127           564,811
  Net (decrease) increase in federal funds purchased and securities
   sold under agreements to repurchase                                              (985,916)          822,164
  Net (decrease) increase in other short-term borrowings                          (1,204,692)          869,492
  Net proceeds (payments) of notes payable                                         1,153,074          (375,228)
  Dividends paid                                                                     (77,041)          (71,448)
  Proceeds from issuance of common stock                                               7,116             7,450
  Treasury stock sold (acquired)                                                          77            (2,064)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             78,745         1,815,177
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                             (109,039)          (90,300)
Cash and due from banks at beginning of period                                       726,051           663,696
--------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                         $   617,012       $   573,396
==============================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the United States and the U.S. and British Virgin Islands. The Corporation is also engaged in mortgage and consumer lending, auto and lease financing, investment banking and broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 12 to the consolidated financial statements presents further information about the Corporation's business segments.

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

On January 1, 2001 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

As of September 30, 2001, the Corporation had $390 in accumulated other comprehensive income pertaining to the cumulative effect of adopting SFAS No.
133. This amount pertains to the reclassification of $29,526 of held-to-maturity securities as available-for-sale. Therefore, the Corporation does not expect reclassification of this transition adjustment included in other comprehensive income within the next twelve months.

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

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope and, therefore, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Also, the Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

NOTE 3 - INVESTMENT SECURITIES

The average contractual maturities as of September 30, 2001 and the amortized cost and market value (or fair value for certain investment securities when no market quotations are available) for the following investment securities were as follows:

Investment securities available-for-sale:


                                                        SEPTEMBER 30,           December 31,             September 30,
                                                        -------------           ------------             -------------
                                                            2001                    2000                       2000
                                                            ----                    ----                       ----


                                                    AMORTIZED     MARKET     Amortized     Market      Amortized      Market
                                                       COST       VALUE         Cost        Value         Value        Cost
                                                   ---------------------------------------------------------------------------
                                                                                  (In thousands)

U.S. Treasury (average maturity of 1 year)         $  700,594   $  721,967   $1,140,544   $1,146,744   $1,740,923   $1,735,129
Obligations of other U.S. Government
  agencies and corporations (average maturity of
  4 years and 6 months)                             4,042,736    4,137,920    5,001,672    4,977,669    4,184,653    4,078,770
Obligations of Puerto Rico, States and
  Political subdivisions (average maturity
  Of 8 years and 8 months)                            102,954      107,487       70,678       71,278       77,896       77,658
Collateralized mortgage obligations (average
  maturity of 22 years and 9 months)                1,804,521    1,816,244    1,552,544    1,553,285    1,392,624    1,373,623
Mortgage-backed securities (average maturity
  of 21 years and 6 months)                           633,481      641,786      700,844      695,987      503,346      498,219
Equity securities (without contractual maturity)      222,814      286,318      229,547      255,651      228,434      238,055
Others (average maturity of 15 years and 5
months)                                                84,951       86,306       94,092       95,310       68,869       69,208
                                                   ---------------------------------------------------------------------------
                                                   $7,592,051   $7,798,028   $8,789,921   $8,795,924   $8,196,745   $8,070,662
                                                   ===========================================================================

Investment securities held-to-maturity:


                                                        SEPTEMBER 30,           December 31,             September 30,
                                                        -------------           ------------             -------------
                                                            2001                    2000                       2000
                                                            ----                    ----                       ----


                                                      AMORTIZED     MARKET     Amortized      Market     Amortized      Market
                                                         COST       VALUE         Cost         Value        Value        Cost
                                                      -------------------------------------------------------------------------
                                                                                  (In thousands)

Obligations of other U.S. Government agencies and
  corporations (average maturity of 1 month)          $ 69,842     $ 69,845     $ 11,061     $ 11,095        6,445        6,432
Obligations of Puerto Rico, States and
  political subdivisions (average maturity
  of 9 years and 8 months)                              88,043       93,338      118,595      117,467      140,829      138,887
Collateralized mortgage obligations (average
  maturity of 22 years and 8 months)                     1,464        1,464       12,369       12,228       14,696       14,586
Mortgage-backed securities                                                        18,744       19,110       19,930       19,930
Others (average maturity of 3 years and 7 months)       81,414       80,893      103,962       98,672      103,929       99,200
                                                      -------------------------------------------------------------------------
                                                      $240,763     $245,540     $264,731     $258,572     $285,829     $279,035
                                                      =========================================================================


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

NOTE 4 - PLEDGED ASSETS

At September 30, 2001 and 2000, securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other borrowings.

The classification and carrying amount of pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

                                                        SEPTEMBER 30,      December 31,      September 30,
(In thousands)                                              2001               2000              2000
----------------------------------------------------------------------------------------------------------
Investment securities available-for-sale                 $1,958,671         $1,617,134         $1,618,274
Investment securities held-to-maturity                        5,114              6,798              6,803
Loans                                                     1,832,089            777,118            561,826
----------------------------------------------------------------------------------------------------------

                                                         $3,795,874         $2,401,050         $2,186,903
==========================================================================================================

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

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of September 30, 2001 the total amount (net of tax) included in accumulated other comprehensive income pertaining to future and forward contracts was an unrealized loss of $363. These contracts have a maximum maturity of 123 days.

The Corporation purchased interest rate caps as part of a securitization in order to limit the interest rate payable to the security holders. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133. As of September 30, 2001, the fair market value of these interest rate caps was $4,278 included in other assets. These contracts have a maximum maturity of 8.3 years.

To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market and at the same time into foreign exchange contracts with third parties under the same terms and conditions. As of September 30, 2001, the Corporation included $13 and $13 in other assets and other liabilities, respectively, pertaining to the fair value of these contracts.

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

As of September 30, 2001, the Corporation had recognized a derivative asset of $8,919 based on the fair value of the swaptions, a derivative liability of $32,552 based on the fair value of the bifurcated option, and a related discount on the certificates of deposit of $21,594, these amounts are included in other assets and deposits, respectively. The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific terms and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps cannot be designated as hedges in accordance with SFAS 133 and therefore changes in the fair value of the derivatives are recorded in the statement of income. For the quarter and nine months ended September 30, 2001, the Corporation recognized a loss of $8,140 and $7,119, respectively, as a result of the changes in fair value of the non-hedging derivatives included as part of the loss on derivatives.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which at September 30, 2001, amounted to $17,183 and $90,530, respectively (September 30, 2000 - $13,894 and $69,568; December 31,
2000 - $13,962 and $103,705). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

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

During 2001, options for 15,904 common shares were awarded under the Plan with exercise prices ranging from $30.56 to $34.87. The exercise price equaled the share's market price at the date of grant. The weighted average exercise price of these options was $32.60 at September 30, 2001. The weighted average remaining contractual life of all options at September 30, 2001 was 9.7 years. No options were exercisable at September 30, 2001.

No compensation cost was recognized by the Corporation during the period ended September 30, 2001 related to these stock options. Had the Corporation elected to recognize compensation cost for options granted in 2001, consistent with the fair value method of accounting of SFAS 123, the pro forma net income and pro forma earnings per share would have been as follows:

                                                                 Quarter ended                      Nine-months ended
                                                                 September 30,                         September 30,
                                                             2001              2000               2001                2000
                                                         --------------------------------------------------------------------
                                                                   (In thousands, except per share information)
Net income applicable to common stock
     As reported                                         $  75,129          $  69,205          $  222,722          $  194,342
     Pro forma                                           $  75,121          $  69,205          $  222,711          $  194,342
Basic earnings per common share
     As reported                                         $    0.55          $    0.51          $     1.63          $     1.43
     Pro forma                                           $    0.55          $    0.51          $     1.63          $     1.43
Diluted earnings per common share
     As reported                                         $    0.55          $    0.51          $     1.63          $     1.43
     Pro forma                                           $    0.55          $    0.51          $     1.63          $     1.43

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants in 2001: an expected dividend yield of 2.10%, an average expected life of the options of 10 years, an expected volatility of 31.66% and a risk-free interest rate of 5.10%. The weighted-average fair value of options granted during 2001 was $12.52.

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

NOTE 9 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At September 30, 2001, there were 138,655,314 (September 30, 2000 - 138,288,062;
December 31, 2000 - 138,392,822) shares issued and 136,268,031 (September 30,
2000 - 135,893,857; December 31, 2000 - 135,998,617) shares outstanding. As of
September 30, 2001, a total of 2,387,283 (September 30, 2000 - 2,394,205;
December 31, 2000 - 2,394,205) common shares with a total cost of $66,136 (September 30, 2000 - $66,214; December 31, 2000 - $66,214) were maintained as treasury stock.

Authorized preferred stock consists of 10,000,000 shares without par value of which 4,000,000 shares, non-cumulative with a dividend rate of 8.35% and a liquidation preference value of $25 per share, were issued and outstanding at September 30, 2001, September 30, 2000 and December 31, 2000.

NOTE 10 - EARNINGS PER COMMON SHARE

A computation of earnings per common share follows:

                                                                 Quarter ended               Nine-months ended
                                                                 September 30,                 September 30,
                                                              2001           2000           2001          2000
                                                          ---------------------------------------------------------
(In thousands, except per share information)

Net income                                                $      77,216    $     71,292  $    228,984  $    200,604
Less: Preferred stock dividends                                   2,087           2,087         6,262         6,262
                                                          ---------------------------------------------------------
Net income applicable to common stock                     $      75,129    $     69,205      $222,722      $194,342
                                                          =========================================================

Average common shares outstanding                           136,277,273     135,971,955   136,193,360   135,871,832
Average potential common shares - stock options                     594        -                  244       -
                                                          ---------------------------------------------------------
Average common shares outstanding - assuming dilution       136,277,867     135,971,955   136,193,604   135,871,832
                                                          =========================================================

Basic earnings per common share                           $        0.55    $       0.51  $       1.63  $       1.43
                                                          =========================================================
Diluted earnings per common share                         $        0.55    $       0.51  $       1.63  $       1.43
                                                          =========================================================

Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method. The stock options granted in the third quarter of 2001 were not included in the computation of the quarter and year-to-date diluted earnings per share computation as the effect of their inclusion would be antidilutive.

NOTE 11 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 2001, the Corporation paid interest and income taxes amounting to $869,569 and $62,192, respectively (2000
- $857,867 and $83,038). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 2001, amounted to $25,157 and $20,881, respectively (2000 - $23,609 and
$18,814).

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

The Corporation's auto and lease financing segment provides financing for vehicles and equipment through Popular Auto, Inc. (formerly Popular Leasing) in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The "Other" category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, investment banking and broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters and nine months ended September 30, 2001 and 2000.

                                                      MORTGAGE AND     AUTO AND
                                         COMMERCIAL     CONSUMER         LEASE
                                          BANKING        LENDING       FINANCING       OTHER       ELIMINATIONS        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                     $   222,419     $   36,434     $ 13,797     $      804     $       (34)     $   273,420
PROVISION FOR LOAN LOSSES                    37,556         10,599        7,104                                          55,259
OTHER INCOME                                 64,351         16,023        4,399         35,878          (3,292)         117,359
AMORTIZATION EXPENSE                          5,458            182          189          1,029                            6,858
DEPRECIATION EXPENSE                         14,259            905        2,410          1,176                           18,750
OTHER OPERATING EXPENSES                    144,036         24,698        5,330         30,958            (271)         204,751
MINORITY INTEREST                                                7                                                            7
INCOME TAX                                   20,917          6,018        1,226            549            (758)          27,952
--------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                           $    64,544     $   10,062     $  1,937     $    2,970     $    (2,297)     $    77,216
--------------------------------------------------------------------------------------------------------------------------------
   SEGMENT ASSETS                       $23,648,015     $4,018,926     $980,114     $6,559,278     $(6,675,907)     $28,530,426
--------------------------------------------------------------------------------------------------------------------------------

                                                       MORTGAGE AND    AUTO AND
                                         COMMERCIAL      CONSUMER        LEASE
                                           BANKING        LENDING      FINANCING       OTHER       ELIMINATIONS        TOTAL
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                     $   662,858     $   94,209     $ 38,530     $     (836)    $      (106)     $   794,655
PROVISION FOR LOAN LOSSES                   108,776         29,669       16,310                                         154,755
OTHER INCOME                                182,967         43,992       14,509        119,258          (8,054)         352,672
AMORTIZATION EXPENSE                         16,380            546          566          3,102                           20,594
DEPRECIATION EXPENSE                         43,292          2,714        7,554          3,400                           56,960
OTHER OPERATING EXPENSES                    426,061         68,671       16,830         93,409            (672)         604,299
MINORITY INTEREST                                               19                                                           19
INCOME TAX                                   61,261         13,623        4,469          4,939          (1,852)          82,440
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES                                       686                                                                         686
--------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                           $   190,741     $   22,997     $  7,310     $   13,572     $    (5,636)     $   228,984
--------------------------------------------------------------------------------------------------------------------------------
   SEGMENT ASSETS                       $23,648,015     $4,018,926     $980,114     $6,559,278     $(6,675,907)     $28,530,426
--------------------------------------------------------------------------------------------------------------------------------


                                                       Mortgage and    Auto and
                                         Commercial      consumer        Lease
                                          Banking        lending       Financing        Other        Eliminations        Total
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                  Quarter ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   213,184     $   23,627      $ 10,482      $    1,599     $       (36)     $   248,856
Provision for loan losses                    33,929          9,944         4,930             863                           49,666
Other income                                 67,936         12,836         4,777          37,993          (3,504)         120,038
Amortization expense                          7,222            201           188           1,218                            8,829
Depreciation expense                         14,578            553         2,247           1,473                           18,851
Other operating expenses                    136,169         18,897         5,448          32,399            (377)         192,536
Minority interest                                               10                           (68)                             (58)
Income tax                                   24,407          2,210           964             893            (812)          27,662
----------------------------------------------------------------------------------------------------------------------------------
   Net income                           $    64,815     $    4,668      $  1,482      $    2,678     $    (2,351)     $    71,292
----------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                       $23,191,642     $2,663,259      $938,230      $6,174,048     $(5,736,916)     $27,230,263
----------------------------------------------------------------------------------------------------------------------------------

                                                       Mortgage and    Auto and
                                         Commercial      Consumer       Lease
                                          Banking        Lending      Financing       Other       Eliminations         Total
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            Nine-month period ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                     $   632,749     $   69,312     $ 31,990     $    3,065     $      (104)     $   737,012
Provision for loan losses                   107,003         22,632       14,273          4,490                          148,398
Other income                                193,224         32,923       16,125        111,150          (8,372)         345,050
Amortization expense                         21,215            523          565          3,655                           25,958
Depreciation expense                         43,326          1,867        6,974          5,172                           57,339
Other operating expenses                    424,772         56,906       17,158         86,302          (2,342)         582,796
Minority interest                                               32                       1,104                            1,136
Income tax                                   56,949          6,771        3,462          2,520          (1,599)          68,103
--------------------------------------------------------------------------------------------------------------------------------
   Net income                           $   172,708     $   13,568     $  5,683     $   13,180     $    (4,535)     $   200,604
--------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                       $23,191,642     $2,663,259     $938,230     $6,174,048     $(5,736,916)     $27,230,263
--------------------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION                      Quarter ended                  Nine month period ended
                                    SEPTEMBER 30,     September 30,    SEPTEMBER 30,      September 30,
                                        2001              2000             2001               2000
--------------------------------------------------------------------------------------------------------
                                                               (In thousands)
Revenues*
Puerto Rico                           $432,917          $461,800        $1,349,396         $1,325,984
United States                          185,038           186,584           545,626            514,328
Other                                   16,386            32,828            48,490             96,487
--------------------------------------------------------------------------------------------------------
Total consolidated revenues           $634,341          $681,212        $1,943,512         $1,936,799
--------------------------------------------------------------------------------------------------------

* Total revenues include interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of securities, trading account profit, loss on derivatives and other operating income.

                                              SEPTEMBER 30,         December 31,          September 30,
                                                  2001                  2000                  2000
-----------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Selected Balance Sheet Information:
Puerto Rico
     Total assets                             $19,107,359            $20,146,184           $19,386,613
     Loans                                      9,643,769              9,370,627             9,616,626
     Deposits                                  10,620,492              9,974,677             9,851,236
United States
     Total assets                             $ 8,689,070            $ 7,246,259           $ 7,188,144
     Loans                                      7,567,049              6,264,014             6,201,331
     Deposits                                   4,584,680              4,107,994             4,004,726
Other
     Total assets                             $   733,997            $   664,608           $   655,506
     Loans                                        421,456                422,444               419,730
     Deposits                                     795,064                722,236               701,916

NOTE 13 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF GUARANTEED REGISTERED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of September 30, 2001, December 31, 2000 and September 30, 2000, and the results of their operations and cash flows for the periods ended September 30, 2001 and 2000. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of August 31, 2001, November 30, 2000 and August 31, 2000, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2001, BPPR could have declared a dividend of approximately $197,341 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONSOLIDATED STATEMENT OF CONDITION
SEPTEMBER 30, 2001
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA       All other   Eliminations  Popular, Inc.
(In thousands)                                       Holding Co. Holding Co.   Holding Co. Subsidiaries    entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $      207   $    131    $      195   $   679,777   $   (63,298)  $   617,012
Money market investments                                 25,987        302           118     1,172,876      (206,268)      993,015
Investment securities available-for-sale,
 at market value                                        181,937     19,712         6,599     7,592,580        (2,800)    7,798,028
Investment securities held-to-maturity, at
  amortized cost                                                                               395,403      (154,640)      240,763
Trading account securities, at market value                                                    277,869                     277,869
Investment in subsidiaries, at equity                 2,292,822    559,247       763,414       154,849    (3,770,332)
Loans held-for-sale, at lower of cost or market                                                910,615                     910,615
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                   197,817                2,494,883    18,328,989    (3,979,256)   17,042,433
 Less - Unearned income                                                                        320,774                     320,774
        Allowance for loan losses                                                              326,630                     326,630
-----------------------------------------------------------------------------------------------------------------------------------
                                                        197,817                2,494,883    17,681,585    (3,979,256)   16,395,029
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         390,324                     390,324
Other real estate                                                                               29,257                      29,257
Customers' liabilities on acceptances                                                            1,953                       1,953
Accrued income receivable                                   285          2        13,586       197,427       (21,437)      189,863
Other assets                                             24,527     26,398         3,651       368,293           527       423,396
Intangible assets                                                                              263,665          (363)      263,302
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,723,582   $605,792    $3,282,446   $30,116,473   $(8,197,867)  $28,530,426
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                                $ 3,108,843   $   (63,239)  $ 3,045,604
       Interest bearing                                                                     12,974,309       (19,677)   12,954,632
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            16,083,152       (82,916)   16,000,236
  Federal funds purchased and securities
    sold underagreements to repurchase                                        $  148,041     3,988,728      (158,570)    3,978,199
  Other short-term borrowings                        $      751   $  4,365     1,639,400     2,712,352    (1,192,348)    3,164,520
  Notes payable                                         250,493                  917,530     4,113,966    (2,952,004)    2,329,985
  Acceptances outstanding                                                                        1,953                       1,953
  Other liabilities                                      47,881         54        26,905       431,787       (26,459)      480,168
-----------------------------------------------------------------------------------------------------------------------------------
                                                        299,125      4,419     2,731,876    27,331,938    (4,412,297)   25,955,061
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                    125,000                                                            125,000
-----------------------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                                                         150,000                     150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                     105           803           908
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                        100,000                                                            100,000
 Common stock                                           831,932      3,962             2        72,575       (76,539)      831,932
 Surplus                                                266,525    487,676       439,964     1,333,919    (2,261,559)      266,525
 Retained earnings                                    1,011,473     99,459       105,112     1,119,671    (1,324,242)    1,011,473
 Treasury stock-at cost                                 (66,136)                                (1,495)        1,495       (66,136)
 Accumulated other comprehensive income,
  net of taxes                                          155,663     10,276         5,492       109,760      (125,528)      155,663
----------------------------------------------------------------------------------------------------------------------------------
                                                      2,299,457    601,373       550,570     2,634,430    (3,786,373)    2,299,457
----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,723,582   $605,792    $3,282,446   $30,116,473   $(8,197,867)  $28,530,426
==================================================================================================================================

POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2000
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA       All other   Elimination   Popular, Inc.
(In thousands)                                       Holding Co. Holding Co.   Holding Co. Subsidiaries    Entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $      283   $     18    $      288    $  822,672   $   (97,210)  $   726,051
Money market investments                                 20,837        326            60     1,944,366      (896,971)    1,068,618
Investment securities available-for-sale, at
  market value                                          151,413     12,577         6,342     8,625,592                   8,795,924
Investment securities held-to-maturity, at
  amortized cost                                                                               419,371      (154,640)      264,731
Trading account securities, at market value                                                    153,073                     153,073
Investment in subsidiaries, at equity                 2,005,774    542,158       741,505       126,351    (3,415,788)
Loans held-for-sale, at lower of cost or market                                                823,901                     823,901
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                   543,773     22,500     1,842,515    15,629,152    (2,457,561)   15,580,379
 Less - Unearned income                                                                        347,195                     347,195
        Allowance for loan losses                                                              290,653                     290,653
-----------------------------------------------------------------------------------------------------------------------------------
                                                        543,773     22,500     1,842,515    14,991,304    (2,457,561)   14,942,531
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         405,772                     405,772
Other real estate                                                                               23,518                      23,518
Customers' liabilities on acceptances                                                            1,647                       1,647
Accrued income receivable                                 1,113        590        12,051       209,278       (20,492)      202,540
Other assets                                             22,023        895         4,937       340,614        (1,319)      367,150
Intangible assets                                                                              282,048          (453)      281,595
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,745,216   $579,064    $2,607,698   $29,169,507   $(7,044,434)  $28,057,051
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                                $ 3,207,037   $   (97,152)  $ 3,109,885
       Interest bearing                                                                     11,738,916       (43,894)   11,695,022
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            14,945,953      (141,046)   14,804,907
  Federal funds purchased and securities
    sold under Agreements to repurchase                                       $   68,700     5,033,117      (137,702)    4,964,115
  Other short-term borrowings                        $  377,713   $  5,414     1,336,063     4,298,732    (1,648,710)    4,369,212
  Notes payable                                         212,011                  633,254     1,997,722    (1,666,075)    1,176,912
  Acceptances outstanding                                                                        1,647                       1,647
  Other liabilities                                      36,848        275        37,267       421,807       (25,510)      470,687
-----------------------------------------------------------------------------------------------------------------------------------
                                                        626,572      5,689     2,075,284    26,698,978    (3,619,043)   25,787,480
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                    125,000                                                            125,000
-----------------------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular
    North America's Junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                                                         150,000                     150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                     105           822           927
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                        100,000                                                            100,000
 Common stock                                           830,356      3,962             2        72,575       (76,539)      830,356
 Surplus                                                260,984    485,676       439,964     1,328,053    (2,253,693)      260,984
 Retained earnings                                      865,082     83,576        90,434       940,008    (1,114,018)      865,082
 Treasury stock - at cost                               (66,214)                                  (314)          314       (66,214)
 Accumulated other comprehensive income (loss),
   net of tax                                             3,436        161         2,014       (19,898)       17,723         3,436
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1,993,644    573,375       532,414     2,320,424    (3,426,213)    1,993,644
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,745,216   $579,064    $2,607,698   $29,169,507   $(7,044,434)  $28,057,051
===================================================================================================================================

POPULAR, INC.
STATEMENT OF CONDITION
AS OF SEPTEMBER 30, 2000
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA       All other   Elimination   Popular, Inc.
(In thousands)                                       Holding Co. Holding Co.   Holding Co. Subsidiaries    entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                              $      239   $     41    $      758   $   655,513   $   (83,155)  $   573,396
Money market investments                                  8,937        303            47     1,752,507      (882,143)      879,651
Investment securities available-for-sale, at
  market value                                          155,128     13,021         5,587     7,896,926                   8,070,662
Investment securities held-to-maturity, at
  amortized cost                                                                               440,469      (154,640)      285,829
Trading account securities, at market value                                                    163,645                     163,645
Investment in subsidiaries, at equity                 1,848,621    530,448       726,066       113,586    (3,218,721)
Loans held-for-sale, at lower of cost or market                                                682,455                     682,455
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                   627,678     22,500     1,740,515    15,897,859    (2,379,998)   15,908,554
 Less - Unearned income                                                                        353,322                     353,322
        Allowance for loan losses                         2,000                                293,177                     295,177
-----------------------------------------------------------------------------------------------------------------------------------
                                                        625,678     22,500     1,740,515    15,251,360    (2,379,998)   15,260,055
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         401,975                     401,975
Other real estate                                                                               21,494                      21,494
Customers' liabilities on acceptances                                                            1,904                       1,904
Accrued income receivable                                 1,819         49        11,120       206,074       (18,424)      200,638
Other assets                                             19,813        798         6,636       374,558          (682)      401,123
Intangible assets                                                                              287,920          (484)      287,436
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,660,235   $567,160    $2,490,729   $28,250,386   $(6,738,247)  $27,230,263
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                                    $ 3,028,107   $   (83,050)  $ 2,945,057
   Interest bearing                                                                         11,776,868      (164,047)   11,612,821
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            14,804,975      (247,097)   14,557,878
  Federal funds purchased and securities sold
    under agreements to repurchase                   $   17,800               $   50,400     5,309,504      (141,060)    5,236,644
  Other short-term borrowings                           390,828   $  5,414       978,840     3,480,691    (1,411,644)    3,444,129
  Notes payable                                         251,440                  913,589     1,955,542    (1,686,142)    1,434,429
  Acceptances outstanding                                                                        1,904                       1,904
  Other liabilities                                      39,433        198        27,889       398,500       (22,313)      443,707
-----------------------------------------------------------------------------------------------------------------------------------
                                                        699,501      5,612     1,970,718    25,951,116    (3,508,256)   25,118,691
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                    125,000                                                            125,000
-----------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures
    guaranteed by the Corporation                                                              150,000                     150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                                   838           838
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                        100,000                                                            100,000
 Common stock                                           829,729      3,962             2        33,363       (37,327)      829,729
 Surplus                                                249,238    485,676       439,964     1,335,995    (2,261,635)      249,238
 Retained earnings                                      823,418     73,371        80,241       890,767    (1,044,379)      823,418
 Treasury stock, at cost                                (66,214)                                  (314)          314       (66,214)
 Accumulated other comprehensive income
  (loss), net of deferred taxes                        (100,437)    (1,461)         (196)     (110,541)      112,198      (100,437)
-----------------------------------------------------------------------------------------------------------------------------------
                                                      1,835,734    561,548       520,011     2,149,270    (3,230,829)    1,835,734
-----------------------------------------------------------------------------------------------------------------------------------
                                                     $2,660,235   $567,160    $2,490,729   $28,250,386   $(6,738,247)  $27,230,263
===================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA       All other   Eliminations  Popular, Inc.
(In thousands)                                       Holding Co. Holding Co.   Holding Co. Subsidiaries    entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                 $   3,751                $  40,362     $ 411,020    $  (62,332)    $ 392,801
Money market investments                                    227   $      4           143        20,861       (10,885)       10,350
Investment securities                                       264          1           189       112,896        (3,255)      110,095
Trading account securities                                                                       3,736                       3,736
-----------------------------------------------------------------------------------------------------------------------------------
                                                          4,242          5        40,694       548,513       (76,472)      516,982
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                                       131,170          (916)      130,254
Short-term borrowings                                       247         48        18,377        78,712       (24,720)       72,664
Long-term debt                                            6,456                   20,098        64,891       (50,801)       40,644
-----------------------------------------------------------------------------------------------------------------------------------
                                                          6,703         48        38,475       274,773       (76,437)      243,562
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                      (2,461)       (43)        2,219       273,740           (35)      273,420
Provision for loan losses                                                                       55,259                      55,259
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                            (2,461)       (43)        2,219       218,481           (35)      218,161
Service charges on deposit accounts                                                             37,580           (43)       37,537
Other service fees                                                                              59,703           (60)       59,643
Gain on sale of securities                                                                       1,249                       1,249
Trading account profit                                                  27                         750                         777
(Loss) gain on derivatives                                                        (8,228)           88                     (8,140)
Other operating income                                    4,434        609                      24,438        (3,188)       26,293
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1,973        593        (6,009)      342,289        (3,326)      335,520
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                             74                      82,006                      82,080
   Profit sharing                                                                                3,986                       3,986
   Pension and other benefits                                           13                      21,529                      21,542
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        87                     107,521                     107,608
Net occupancy expenses                                                   3                      17,971                      17,974
Equipment expenses                                                                              24,148                      24,148
Other taxes                                                 245                                  8,890                       9,135
Professional fees                                           181          3           247        16,904           (88)       17,247
Communications                                               13                                 12,168                      12,181
Business promotion                                                                              13,414                      13,414
Printing and supplies                                                                            4,269                       4,269
Other operating expenses                                     29         19           106        17,553          (182)       17,525
Amortization of intangibles                                                                      6,858                       6,858
-----------------------------------------------------------------------------------------------------------------------------------
                                                            468        112           353       229,696          (270)      230,359
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest
   and equity in earnings of subsidiaries                 1,505        481        (6,362)      112,593        (3,056)      105,161
Income tax                                                                        (2,189)       30,899          (758)       27,952
Net loss of minority interest                                                                        7                           7
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before equity in earnings of
  subsidiaries                                            1,505        481        (4,173)       81,701        (2,298)       77,216
Equity in earnings of subsidiaries                       75,711      5,105         9,292         5,598       (95,706)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $  77,216   $  5,586     $   5,119     $  87,299    $  (98,004)    $  77,216
===================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2000
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA          Other    Elimination   Popular, Inc.
                                                     Holding Co. Holding Co.   Holding Co. Subsidiaries    entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:
  Loans                                              $   11,712   $     47    $   31,544   $   415,715   $   (44,341)  $   414,677
  Money market investments                                  292          8            37        33,691       (15,841)       18,187
  Investment securities                                     678          1           178       127,514        (3,262)      125,109
  Trading account securities                                                                     3,201                       3,201
-----------------------------------------------------------------------------------------------------------------------------------
                                                         12,682         56        31,759       580,121       (63,444)      561,174
-----------------------------------------------------------------------------------------------------------------------------------

 INTEREST EXPENSE:
  Deposits                                                                                     146,356        (5,545)      140,811
  Short-term borrowings                                   7,856         91        15,807       141,600       (25,597)      139,757
  Long-term debt                                          6,492                   17,523        40,002       (32,267)       31,750
-----------------------------------------------------------------------------------------------------------------------------------
                                                         14,348         91        33,330       327,958       (63,409)      312,318
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                     (1,666)       (35)       (1,571)      252,163           (35)      248,856
 Provision for loan losses                                                                      49,666                      49,666
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for
   loan losses                                           (1,666)       (35)       (1,571)      202,497           (35)      199,190
 Service charges on deposit accounts                                                            32,558                      32,558
 Other service fees                                                                             57,635          (142)       57,493
 Gain on sale of securities                                                                        147                         147
 Trading account profit                                                                            259                         259
 Other operating income                                   2,668        757                      29,517        (3,361)       29,581
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1,002        722        (1,571)      322,613        (3,538)      319,228
-----------------------------------------------------------------------------------------------------------------------------------

 OPERATING EXPENSES:
 Personnel costs:
  Salaries                                                              70                      78,034                      78,104
  Profit sharing                                                                                 5,197                       5,197
  Pension and other benefits                                            10                      17,068                      17,078
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                        80                     100,299                     100,379
  Net occupancy expenses                                                 3                      17,607                      17,610
  Equipment expenses                                                     1                      25,354           (61)       25,294
  Other taxes                                               452                                  8,055                       8,507
  Professional fees                                          95          3           174        15,609          (279)       15,602
  Communications                                              4                                 11,657                      11,661
  Business promotion                                                                             9,694                       9,694
  Printing and supplies                                                                          5,351                       5,351
  Other operating expenses                                   21         14                      17,290           (36)       17,289
  Amortization of intangibles                                                                    8,829                       8,829
-----------------------------------------------------------------------------------------------------------------------------------
                                                            572        101           174       219,745          (376)      220,216
-----------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before income tax,
   minority interest and equity in earnings
   of subsidiaries                                          430        621        (1,745)      102,868        (3,162)       99,012
 Income tax                                                (236)                    (611)       29,322          (813)       27,662
 Net gain of minority interest                                                                     (58)                        (58)
-----------------------------------------------------------------------------------------------------------------------------------
 Income before equity in earnings of
   subsidiaries                                             666        621        (1,134)       73,488        (2,349)       71,292
 Equity in earnings of subsidiaries                      70,626      5,963         7,604         4,066       (88,259)
----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                          $   71,292   $  6,584    $    6,470   $    77,554   $   (90,608)  $    71,292
===================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA       All other   Eliminations  Popular, Inc.
(In thousands)                                       Holding Co. Holding Co.   Holding Co. Subsidiaries    entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                $   18,102   $  1,069    $  115,958   $ 1,215,341   $  (172,263)  $ 1,178,207
Money market investments                                    690         14           199        76,310       (38,531)       38,682
Investment securities                                     1,148          2           567       370,436        (9,756)      362,397
Trading account securities                                                                      11,554                      11,554
-----------------------------------------------------------------------------------------------------------------------------------
                                                         19,940      1,085       116,724     1,673,641      (220,550)    1,590,840
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                                       396,000        (1,947)      394,053
Short-term borrowings                                     1,117        198        51,591       307,979       (84,610)      276,275
Long-term debt                                           25,442                   63,960       170,341      (133,886)      125,857
-----------------------------------------------------------------------------------------------------------------------------------
                                                         26,559        198       115,551       874,320      (220,443)      796,185
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                      (6,619)       887         1,173       799,321          (107)      794,655
Provision for loan losses                                                                      154,755                     154,755
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                            (6,619)       887         1,173       644,566          (107)      639,900
Service charges on deposit accounts                                                            108,547           (42)      108,505
Other service fees                                                                             175,856          (120)      175,736
Loss on sale of securities                                             (50)                       (563)                       (613)
Trading account profit                                                  26                         123                         149
Loss on derivatives                                                               (6,711)         (408)                     (7,119)
Other operating income                                    9,835      1,018                      73,053        (7,892)       76,014
-----------------------------------------------------------------------------------------------------------------------------------
                                                          3,216      1,881        (5,538)    1,001,174        (8,161)      992,572
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                            217                     238,525                     238,742
   Profit sharing                                                                               13,101                      13,101
   Pension and other benefits                                           38                      67,364                      67,402
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       255                     318,990                     319,245
Net occupancy expenses                                                   9                      52,886                      52,895
Equipment expenses                                                                              72,850                      72,850
Other taxes                                               1,149                                 26,605                      27,754
Professional fees                                         1,112          6           357        47,251          (205)       48,521
Communications                                               29                                 36,124                      36,153
Business promotion                                                                              37,118                      37,118
Printing and supplies                                                                           13,078                      13,078
Other operating expenses                                     77         41           319        53,675          (467)       53,645
Amortization of intangibles                                                                     20,594                      20,594
-----------------------------------------------------------------------------------------------------------------------------------
                                                          2,367        311           676       679,171          (672)      681,853
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest,
cumulative
  Effect of accounting changes and equity in
    earnings of Subsidiaries                                849      1,570        (6,214)      322,003        (7,489)      310,719
Income tax                                               (1,386)                  (2,202)       87,880        (1,852)       82,440
Net loss of minority interest                                                                       19                          19
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of
  accounting changes and equity in earnings
  of subsidiaries                                         2,235      1,570        (4,012)      234,142        (5,637)      228,298
Cumulative effect of accounting changes                                                            686                         686
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of
  subsidiaries                                            2,235      1,570        (4,012)      234,828        (5,637)      228,984
Equity in earnings of subsidiaries                      226,749     14,313        18,691        16,286      (276,039)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $  228,984   $ 15,883    $   14,679   $   251,114   $  (281,676)     $228,984
===================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

                                                   Popular, Inc.    PIBI          PNA         Other      Elimination   Popular, Inc.
                                                    Holding Co.  Holding Co.   Holding Co. Subsidiaries    Entries     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                               $   40,364   $    336    $   85,165   $ 1,186,945  $   (129,176)  $ 1,183,634
 Money market investments                                   643         77           178        86,177       (41,332)       45,743
 Investment securities                                    1,624          1           533       359,421        (9,716)      351,863
 Trading account securities                                                                     10,509                      10,509
-----------------------------------------------------------------------------------------------------------------------------------
                                                         42,631        414        85,876     1,643,052      (180,224)    1,591,749
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                                                      414,487       (21,803)      392,684
 Short-term borrowings                                   24,223        467        29,883       370,565       (68,872)      356,266
 Long-term debt                                          23,330        142        60,793       110,967       (89,445)      105,787
-----------------------------------------------------------------------------------------------------------------------------------
                                                         47,553        609        90,676       896,019      (180,120)      854,737
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      (4,922)      (195)       (4,800)      747,033          (104)      737,012
Provision for loan losses                                                                      148,398                     148,398
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                                 (4,922)      (195)       (4,800)      598,635          (104)      588,614
Service charges on deposit accounts                                                             93,612                      93,612
Other service fees                                                                             162,004        (1,702)      160,302
Gain on sale of securities                               13,000                                    740                      13,740
Trading account profit                                                                           1,617                       1,617
Other operating income                                    8,066      1,082                      73,301        (6,670)       75,779
-----------------------------------------------------------------------------------------------------------------------------------
                                                         16,144         87        (4,800)      929,909        (8,476)      933,664
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Personnel costs:
 Salaries                                                              210                     233,789                     233,999
 Profit sharing                                                                                 14,897                      14,897
 Pension and other benefits                                             36                      52,882                      52,918
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       246                     301,568                     301,814
 Net occupancy expenses                                                  9                      50,337                      50,346
 Equipment expenses                                                      1                      73,923          (117)       73,807
 Other taxes                                                898                                 24,525                      25,423
 Professional fees                                          296          6           480        51,443        (2,118)       50,107
 Communications                                               7                                 34,490                      34,497
 Business promotion                                                                             36,353                      36,353
 Printing and supplies                                                                          15,836                      15,836
 Other operating expenses                                    70         39                      51,949          (106)       51,952
 Amortization of intangibles                                                                    25,958                      25,958
-----------------------------------------------------------------------------------------------------------------------------------
                                                          1,271        301           480       666,382        (2,341)      666,093
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax, minority
  interest and equity in earnings of subsidiaries        14,873        586        (5,280)      263,527        (6,135)      267,571
Income tax                                                3,492                   (1,848)       68,059        (1,600)       68,103
Net loss of minority interest                                                                    1,136                       1,136
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of
  subsidiaries                                           11,381        586        (3,432)      196,604        (4,535)      200,604
Equity in earnings of subsidiaries                      189,223      3,256         9,668        10,639      (212,786)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $  200,604   $  3,842    $    6,236   $   207,243  $   (217,321)     $200,604
===================================================================================================================================

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 31, 2001

                                               Popular, Inc.       PIBI          PNA        All other    Eliminations  Consolidated
(In thousands)                                  Holding Co.     Holding Co.   Holding Co.  Subsidiaries    Entries     Popular, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $ 228,984       $ 15,883       $  14,679    $  251,114    $ (281,676)   $   228,984
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net
     income to net cash provided by
       (used in) operating activities:
     Equity in undistributed earnings
       of subsidiaries                          (226,749)       (14,313)        (18,691)      (16,286)       276,039
     Depreciation and amortization of
       premises and equipment                                                                  56,960                       56,960
     Provision for loan losses                                                                154,755                      154,755
     Amortization of intangibles                                                               20,594                       20,594
     Loss on sale of investment securities
       available-for-sale                                            50                           563                          613
     Net loss on derivatives                                                      6,712           407                        7,119
     Loss on disposition of premises
       and equipment                                                                              351                          351
     Gain on sale of loans                                                                       (860)                        (860)
     Net amortization of premiums and accretion
       of discounts on investments                                                              1,975                        1,975
     Net increase in loans held-for-sale                                                      (86,714)                     (86,714)
     Net amortization of deferred loan fees
       and costs                                                                              (15,622)                     (15,622)
     Net increase in trading securities                                                      (124,796)                    (124,796)
     Net decrease (increase) in accrued
       income receivable                             828            588          (1,536)       12,525            272        12,677
     Net (increase) decrease in other assets      (2,544)       (25,503)          5,519        36,117         (1,932)       11,657
     Net decrease in interest payable            (11,013)          (213)        (17,038)      (45,120)                     (73,384)
     Net (decrease) increase in deferred and
       current taxes                                 (34)                           733         5,999         (1,442)        5,256
     Net increase in postretirement benefit
       obligation                                                                               3,012                        3,012
     Net increase (decrease) in other
       liabilities                                16,628             (8)         (5,001)         (287)        (4,370)        6,962
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                               (222,884)       (39,399)        (29,302)        3,573        268,567       (19,445)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                       6,100        (23,516)        (14,623)      254,687        (13,109)      209,539
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net (increase) decrease in money
       market investments                         (5,150)            25             (58)      771,489       (690,703)       75,603
     Purchases of investment securities
       held-to-maturity                                                                    (4,515,716)                  (4,515,716)
     Maturities of investment securities
       held-to-maturity                                                                     4,622,152                    4,622,152
     Purchases of investment securities
       available-for-sale                         (7,829)          (146)                   (3,295,726)                  (3,303,701)
     Maturities of investment securities
       available-for-sale                                                            34     3,668,545          2,426     3,671,005
     Sales of investment securities
       available-for-sale                                                                     732,131                      732,131
     Net collections (disbursements) on loans    345,956         22,500        (652,368)   (2,497,778)     1,400,949    (1,380,741)
     Proceeds from sale of loans                                                              404,760                      404,760
     Acquisition of loan portfolios                                                          (660,829)                    (660,829)
     Capital contribution to subsidiary           (1,998)                           (32)                       2,030
     Assets acquired, net of cash                                                                (123)                        (123)
     Return of investment from subsidiary                           300                                         (300)
     Acquisition of premises and equipment                                                    (45,044)                     (45,044)
     Proceeds from sale of premises
       and equipment                                                                            3,180                        3,180
     Dividends received from subsidiary           71,250                                                     (71,250)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                     402,229         22,679        (652,424)     (812,959)       643,152      (397,323)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                               1,122,091         64,036     1,186,127
     Net increase (decrease) in federal
       funds purchased and securities sold under
         agreements to repurchase                                                79,341    (1,044,389)       (20,868)     (985,916)
     Net (decrease) increase in other
       short-term borrowings                    (376,962)        (1,050)        303,337    (1,707,128)       577,111    (1,204,692)
     Net proceeds of notes payable                38,482                        284,276     2,116,244     (1,285,928)    1,153,074
     Dividends paid to parent company                                                         (71,250)        71,250
     Dividends paid                              (77,041)                                                                  (77,041)
     Proceeds from issuance of common stock        7,116                                                                     7,116
     Treasury stock sold                                                                           77                           77
     Return of investment to parent                                                              (300)           300
     Capital contribution from parent                             2,000                            32         (2,032)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                    (408,405)           950         666,954       415,377       (596,131)       78,745
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from
  banks                                              (76)           113             (93)     (142,895)        33,912      (109,039)
Cash and due from banks at beginning of period       283             18             288       822,672        (97,210)      726,051
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period        $    207       $    131       $     195    $  679,777    $    63,298   $   617,012
====================================================================================================================================

POPULAR, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                         Popular, Inc.      PIBI           PNA             Other        Elimination    Consolidated
(In thousands)                            Holding Co.    Holding Co.    Holding Co.     Subsidiaries      Entries      Popular, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                             $  200,604      $   3,842      $    6,236      $    207,243    $  (217,321)    $  200,604
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
    to cash (used in) provided  by
    operating activities:
    Equity in undistributed earnings of
      subsidiaries                         (189,223)        (3,256)         (9,668)          (10,639)       212,786
    Depreciation and amortization of
      premises and equipment                                                                  57,339                         57,339
    Provision for loan losses                                                                148,398                        148,398
    Amortization of intangibles                                                               25,958                         25,958
    Gain on sale of investment
      securities available-for-sale         (13,000)                                            (740)                       (13,740)
    Loss on disposition of premises and
      equipment                                                                                  340                            340
    Gain on sale of loans                                                                     (3,862)                        (3,862)
    Net amortization of premiums and
      accretion of discounts on investments                                    170             1,130                          1,300
    Net increase in loans held-for-sale                                                      (63,157)                       (63,157)
    Net amortization of deferred loan fees
      and costs                                                                                  504                            504
    Net decrease in trading securities                                                        72,966                         72,966
    Net (increase) decrease in accrued
      income receivable                      (1,697)           146         (10,448)          (24,574)         5,948         (30,625)
    Net increase in other assets             (8,485)          (205)         (1,854)          (25,389)          (367)        (36,300)
    Net increase (decrease) in interest
      payable                                 5,664           (127)        (16,787)            8,121                         (3,129)
    Net (decrease) increase in current and
      deferred taxes                         (1,393)                           170           (20,023)                       (21,246)
    Net increase in postretirement benefit
      obligation                                                                               4,516                          4,516
    Net increase (decrease) in other
      liabilities                             3,057           (129)          1,923            19,777         (7,404)         17,224
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                          (205,077)        (3,571)        (36,494)          190,665        210,963         156,486
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating
  activities                                 (4,473)           271         (30,258)          397,908         (6,358)        357,090
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease (increase) in money
      market investments                     26,563          2,955          21,456           (46,881)        87,571          91,664
    Purchases of investment securities
      held-to-maturity                                                                    (4,857,246)                    (4,857,246)
    Maturities of investment securities
      held-to-maturity                                                                     4,779,569                      4,779,569
    Purchases of investment securities
      available-for-sale                   (108,576)                          (257)       (2,428,574)                    (2,537,407)
    Maturities of investment securities
      available-for-sale                     87,956                                        1,779,696           (800)      1,866,852
    Sales of investment securities
      available-for-sale                                                                      89,611                         89,611
    Net collections (disbursements)
      on loans                              269,771         16,392        (312,741)       (1,882,520)        (7,485)     (1,916,583)
    Proceeds from sale of loans                                                              711,375                        711,375
    Acquisition of loan portfolios                                                          (394,632)                      (394,632)
    Capital contribution to subsidiary      (15,574)        (7,943)        (94,868)                         118,385
    Assets acquired, net of cash                                                              (8,831)                        (8,831)
    Acquisition of premises and
      equipment                                                                              (52,348)                       (52,348)
    Proceeds from sale of premises and
      equipment                                                                               12,308                         12,308
    Cash transferred due to sale of
      investment in subsidiary                                                               (46,899)                       (46,899)
    Dividends received from subsidiary      66,000                                                          (66,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                      326,140         11,404        (386,410)       (2,345,372)       131,671      (2,262,567)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                                 160,003        404,808         564,811
    Net increase in federal funds
      purchased and securities sold under
      agreements to repurchase               17,800                         50,400           787,804        (33,840)        822,164
    Net (decrease) increase in other
      short-term borrowings                 (40,222)       (20,304)        654,184           567,534       (291,700)        869,492
    Net (payments) proceeds of notes
      payable                              (233,276)        (7,007)       (287,822)          375,663       (222,786)       (375,228)
    Dividends paid to parent company                                                         (66,000)        66,000
    Dividends paid                          (71,448)                                                                        (71,448)
    Proceeds from issuance of common
      stock                                   7,450                                                                           7,450
    Treasury stock acquired                  (2,064)                                                                         (2,064)
    Capital contribution from parent                        15,450                            84,735       (100,185)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                     (321,760)       (11,861)        416,762         1,909,739       (177,703)      1,815,177
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
  due from banks                                (93)          (186)             94           (37,725)       (52,390)        (90,300)
Cash and due from banks at beginning
  of period                                     332            227             664           693,238        (30,765)        663,696
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end
  of period                              $      239       $     41       $     758       $   655,513    $   (83,155)    $   573,396
====================================================================================================================================

TABLE A
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------------------------
                                                           AT SEPTEMBER 30,                 AVERAGE FOR THE NINE MONTHS
                                          ------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                        2001             2000         Change         2001         2000       Change
(In thousands)
------------------------------------------------------------------------------------------------------------------------------
Money market investments                   $   993,015       $   879,651    $  113,364   $   940,122  $   932,578  $    7,544
Investment and trading securities            8,316,660         8,520,136      (203,476)    8,310,532    7,945,071     365,461
Loans                                       17,632,274        16,237,687     1,394,587    16,800,193   15,674,947   1,125,246
Total assets                                28,530,426        27,230,263     1,300,163    27,594,261   26,240,525   1,353,736
Deposits                                    16,000,236        14,557,878     1,442,358    15,316,240   14,447,585     868,655
Borrowings                                   9,747,704        10,390,202      (642,498)    9,732,669    9,434,291     298,378
Stockholders' equity                         2,299,457         1,835,734       463,723     2,072,049    1,859,882     212,167


------------------------------------------------------------------------------------------------------------------------------
                                                          THIRD QUARTER                              NINE MONTHS
                                          ------------------------------------------------------------------------------------
OPERATING HIGHLIGHTS                             2001              2000        Change         2001          2000     Change
(In thousands, except per share
 information)
------------------------------------------------------------------------------------------------------------------------------
Net interest income                           $273,420          $248,856      $ 24,564      $794,655     $737,012     $57,643
Provision for loan losses                       55,259            49,666         5,593       154,755      148,398       6,357
Fees and other income                          117,359           120,038       (2,679)       352,672      345,050       7,622
Other expenses, net of minority                258,304           247,936        10,368       764,274      733,060      31,214
 interest
Cumulative effect of accounting changes,
 net of tax                                                                                      686                      686
Net income                                     $77,216           $71,292        $5,924      $228,984     $200,604     $28,380
Net income applicable to common stock          $75,129           $69,205        $5,924      $222,722     $194,342     $28,380
Earnings per common share                        $0.55             $0.51         $0.04         $1.63        $1.43       $0.20

------------------------------------------------------------------------------------------------------------------------------
SELECTED STATISTICAL INFORMATION                                           THIRD QUARTER                NINE MONTHS
                                                                   -----------------------------------------------------------
                                                                         2001          2000          2001         2000
------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA - Market price
                    High                                                $36.26        $27.06        $36.26       $27.06
                    Low                                                  27.42         19.63         25.25        18.63
                    End                                                  31.20         27.06         31.20        27.06
                  Book value at period end                               16.14         12.77         16.14        12.77
                  Dividends declared                                      0.20          0.16          0.56         0.48
                  Dividend payout ratio                                  36.26%        31.42%        31.78%       33.54%
                  Price/earnings ratio                                   14.38x        14.24x        14.38X       14.24x

------------------------------------------------------------------------------------------------------------------------------

PROFITABILITY RATIOS - Return on assets                                  1.10%          1.04%         1.11%        1.02%
                       Return on common equity                          14.71          15.24         15.10        14.75
                       Net interest spread (taxable equivalent)          3.80           3.33          3.63         3.46
                       Net interest yield (taxable equivalent)           4.48           4.16          4.37         4.29
                       Effective tax rate                               26.58          27.94         26.53        25.45
                       Overhead ratio                                   41.33          40.26         41.42        43.56
                       Efficiency ratio                                 58.04          61.27         59.04        62.98

------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION RATIOS - Equity to assets                                 7.63%          6.99%         7.51%        7.09%
                        Tangible equity to assets                        6.74           5.99          6.59         6.02
                        Equity to loans                                 12.22          11.69         12.33        11.87
                        Internal capital generation                      9.01           9.95          9.42         9.26
                        Tier I capital to risk - adjusted assets        10.70          10.29         10.70        10.29
                        Total capital to risk - adjusted assets         12.68          12.33         12.68        12.33
                        Leverage ratio                                   6.91           6.29          6.91         6.29

------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation is a bank holding company, which offers a wide range of products and services through its subsidiaries and is engaged in the following businesses:

         - Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

         -        Auto Loans and Lease Financing - Popular Auto, Inc.
                  (previously d/b/a Popular Leasing and Rental, Inc.) and Popular Leasing, U.S.A.

         - Mortgage and Consumer Lending - Popular Mortgage, Inc., Equity One, Inc. Popular Finance, Inc. and Newco Mortgage Holding Company (d/b/a Levitt Mortgage, Inc.)

         -        Broker / dealer - Popular Securities, Inc.

         - Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

         -        Retail Financial Services - Popular Cash Express, Inc.

         -        Insurance Agency- Popular Insurance, Inc.

NET INCOME

The Corporation reported net income of $77.2 million for the third quarter of 2001, compared with $71.3 million for the same quarter of 2000. Earnings per common share (EPS) for the quarter were $0.55, based on 136,277,273 average shares outstanding, compared to $0.51 reported on the third quarter of 2000, based on 135,971,955 average shares outstanding. Return on assets (ROA) and return on common equity (ROE) for the quarter ended September 30, 2001 was 1.10% and 14.71%, respectively, compared with 1.04% and 15.24% for the same period in 2000.

The Corporation's results of operations for the quarter ended September 30, 2001 reflected an increase of $24.6 million in net interest income, compared with the same quarter the prior year. This improvement was partially offset by a decline of $2.7 million in other revenues, together with rises of $5.6 million in the provision for loan losses and $10.1 million in operating expenses.

For the first nine months of 2001, the Corporation's net earnings rose to $229.0 million, compared with $200.6 million for the same period in 2000. EPS for the first nine months of 2001 and 2000 were $1.63 and $1.43, based on average shares outstanding of 136,193,360 and 135,871,832, respectively. ROA and ROE for the period ended September 30, 2001 were 1.11% and 15.10%, respectively, compared with 1.02% and 14.75% for the same period last year.

NET INTEREST INCOME

Net interest income for the third quarter of 2001 reached $273.4 million, an increase of 10% when compared with $248.8 million in the same period of 2000. On a taxable equivalent basis, net interest income increased to $294.1 million, from $265.1 million in the same quarter of 2000.

The improvement of $29.0 million in net interest income on a taxable equivalent basis from the third quarter of 2000 resulted from a $29.1 million increase due to a higher net interest yield, partially offset by a $0.1 million decrease due to levels. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest bearing liabilities, and their respective interest income and expense, and yields and costs, on a taxable equivalent basis, for the third quarter of 2001, as compared with the same quarter in 2000.

TABLE B
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
QUARTER ENDED ON SEPTEMBER 30,

                                                                                                                      Variance
Average Volume                      Average Yields                                          Interest               Attributable to
----------------------------------------------------                              --------------------------------------------------
2001       2000   Variance    2001    2000  Variance                               2001      2000     Variance     Rate    Volume
----------------------------------------------------                              --------------------------------------------------
          ($ in millions)                                                                         (in thousands)
$   920  $ 1,033  $ (113)    4.46%   7.00%  (2.54)%  Money market investments     $ 10,351   $ 18,187  $ (7,836) $ (6,136)  $(1,700)
  7,729    8,035    (306)    6.67    6.92   (0.25)   Investment securities         128,898    139,195   (10,297)   (3,125)   (7,172)
    274      176      98     5.53    7.37   (1.84)   Trading                         3,824      3,255       569      (942)    1,511
---------------------------------------------------                               --------------------------------------------------
  8,923    9,244    (321)    6.40    6.94   (0.54)                                 143,073    160,637   (17,564)  (10,203)   (7,361)
---------------------------------------------------                               --------------------------------------------------
                                                     Loans:
  7,547    7,399     148     7.84    9.88   (2.04)     Commercial                  149,182    183,726   (34,544)  (38,172)    3,628
    846      777      69    11.82   12.75   (0.93)     Leasing                      24,994     24,776       218    (1,880)    2,098
  5,790    4,559   1,231     8.04    8.27   (0.23)     Mortgage                    116,388     94,282    22,106    (2,694)   24,800
  3,215    3,574    (359)   12.91   12.74    0.17      Consumer                    104,095    114,037    (9,942)    3,800   (13,742)
---------------------------------------------------                               --------------------------------------------------
 17,398   16,309   1,089     9.04   10.19   (1.15)                                 394,659    416,821   (22,162)  (38,946)   16,784
---------------------------------------------------                               --------------------------------------------------
$26,321  $25,553  $  768     8.15%   9.02%  (0.87)%  TOTAL EARNING ASSETS         $537,732   $577,458  $(39,726) ($49,149)   $9,423
===================================================                               ==================================================
                                                     Interest bearing deposits:
$ 2,096  $ 1,932  $  164     3.03%   3.93%  (0.90)%    NOW and money market       $ 16,004    $19,098   $(3,094)  ($4,386)   $1,292
  4,182    4,022     160     2.78    2.75    0.03      Savings                      29,308     27,845      1,463       190    1,273
  6,478    5,812     666     5.20    6.43   (1.23)     Time deposits                84,942     93,868    (8,926)  (17,635)    8,709
---------------------------------------------------                               --------------------------------------------------
 12,756   11,766     990     4.05    4.76   (0.71)                                 130,254    140,811   (10,557)  (21,831)   11,274
---------------------------------------------------                               --------------------------------------------------
  6,941    8,177  (1,236)    4.15    6.80   (2.65)   Short-term borrowings          72,664    139,757   (67,093)  (55,379)  (11,714)
  2,508    1,878     630     6.44    6.73   (0.29)   Medium and long-term debt      40,644     31,750     8,894    (1,111)   10,005
---------------------------------------------------                               --------------------------------------------------

                                                     TOTAL INTEREST-BEARING
 22,205   21,821     384     4.35     5.69  (1.34)     LIABILITIES                 243,562    312,318   (68,756)  (78,321)    9,565
  3,048    3,004      44                             Demand deposits
  1,068      728     340                             Other sources of funds
---------------------------------------------------                               --------------------------------------------------
$26,321  $25,553  $  768    3.67%     4.86% (1.19)%
===================================================
                            4.48%     4.16%  0.32%   NET INTEREST MARGIN
                          =========================
                                                      NET INTEREST INCOME ON A
                                                        TAXABLE EQUIVALENT BASIS  $294,170   $265,140  $ 29,030  $ 29,172   $ (142)
                            3.80%     3.33%  0.47%   NET INTEREST SPREAD                                         =================
                          =========================
                                                       Taxable equivalent
                                                         adjustment                 20,750     16,284     4,466
                                                                                 ------------------------------
                                                       Net interest income        $273,420   $248,856   $24,564
                                                                                 ==============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

--------------------------------------------------------------------------------

Average earning assets for the quarter ended September 30, 2001 increased by $768 million from the same quarter in 2000, primarily due to a rise of $1.1 billion in average loans, mainly mortgage. Partially offsetting the increase in loans, was the decrease in average investment securities of $306 million compared with the third quarter in 2000.

The mortgage loan volume was favorably impacted by the current interest rate environment, which has stimulated the market for new volume and refinancing activity. Average mortgage loans for the quarter just ended rose 27% compared with the same period in prior year. Also, the average commercial loan portfolio increased $148 million compared with the same quarter in 2000. The rise resulted from the Corporation's business growth in both the retail and middle markets. On the other hand, consumer loans decreased by $359 million or 10% when compared with the third quarter of 2000, partly related to the sale of the U.S. credit card portfolio in 2000, which approximated $107 million in average balances for the quarter ended September 30, 2000. Also, the decrease is due to lower demand for personal loans resulting from the slowdown in the economy, coupled with higher mortgage refinancing activity prompted by the lower interest rate scenario.

The average yield on earning assets, on a taxable equivalent basis, declined 87 basis points from 9.02% in the third quarter of 2000 to 8.15% during the third quarter of 2001. This reduction is attributed to the lower interest rate scenario that has prevailed during the three months ended September 30, 2001, as compared with the same period last year, which affected principally commercial loans due to their volatility related to interest rates, and the lease financing portfolio. Also, the decrease in yield is related to the higher proportion of mortgages, which carry a lower yield, and to the lower yields related to fed funds, resale agreements and investment securities, which have also been negatively impacted by the further declines in interest rates.

The increase of $384 million in the average balance of interest bearing liabilities for the third quarter of 2001, as compared with the same quarter in 2000, was mostly reflected in average interest bearing deposits, which grew by $990 million or 8%. Lower borrowing levels offset this rise. The increase in average interest bearing deposits was mostly in time deposits, which rose 11% compared with the third quarter of 2000. Within this category, brokered deposits increased $305 million, from an average of $423 million in the third quarter of 2000.

The average cost of interest bearing liabilities decreased 134 basis points when compared with the same quarter of 2000. The reduction is mostly attributed to the interest rate scenario, which resulted in a lower cost of short-term borrowed money by 265 basis points or $55.4 million and interest bearing deposits by 71 basis points or $21.8 million.

The Corporation's taxable equivalent net interest margin for the third quarter of 2001 was 4.48%, compared with 4.16% in the same quarter of 2000. The increase was mostly attributed to a larger reduction in the cost of funding earning assets compared with the reduction in their yields, principally as a result of the Corporation's assets and liabilities positioning at the beginning of the Federal Reserve's easing cycle, having a larger proportion of liabilities repricing faster than assets.

For the nine-month period ended September 30, 2001, net interest income, on a taxable equivalent basis, rose $65.3 million, compared with the same period of 2000. The improvement resulted from a $32.4 million increase due to volume and $32.9 million increase due to a higher taxable equivalent net interest yield.

As shown in Table C, average earning assets rose by $1.5 billion for the nine-month period ended September 30, 2001, compared with the same period in 2000. The increase in average mortgage loans for the period of $1.0 billion, represented 67% of the rise in average earning assets. Average interest bearing liabilities rose $1.2 billion when compared with the nine-month period ended September 30, 2000, mostly in time deposits, which represented $646 million or 54% of the rise compared with the first nine months of 2000. Most of this rise was in brokered deposits, which for the nine-month period ended September 30, 2001 averaged $406 million higher than in 2000.

TABLE C
ANALYSIS OF LEVELS AND YIELDS ON A TAXABLE
EQUIVALENT BASIS
NINE MONTHS ENDED SEPTEMBER 30,


                                                                                                                     Variance
  Average Volume                   Average Yields                                        Interest                  Attributable to
-------------------------------------------------------                      ------------------------------------------------------
    2001       2000    Variance  2001   2000   Variance                         2001       2000     Variance      Rate     Volume
-------------------------------------------------------                      ------------------------------------------------------
           ($ in millions)                                                                       (in thousands)
                                                        Money market
  $   940  $   933    $    7     5.50%   6.55%  (1.05)%   investments        $   38,682  $   45,743  $ (7,061) $  (7,442) $    381
                                                        Investment
    8,056    7,740       316     6.91    6.82    0.09     securities            417,431     395,661    21,770      4,988    16,782
      255      205        50     6.18    7.40   (1.22)  Trading                  11,770      11,340       430     (2,049)    2,479
------------------------------------------------------                       ------------------------------------------------------
    9,251    8,878       373     6.75    6.80   (0.05)                          467,883     452,744    15,139     (4,503)   19,642
-------------------------------------------------------                      ------------------------------------------------------
                                                        Loans:
    7,430    7,211       219     8.45    9.67   (1.22)    Commercial            469,560     522,175   (52,615)   (68,124)   15,509
      840      753        87    11.68   12.21   (0.53)    Leasing                73,565      68,931     4,634     (3,117)    7,751
    5,279    4,278     1,001     8.21    8.30   (0.09)    Mortgage              324,907     266,325    58,582     (3,050)   61,632
    3,251    3,433     (182)    12.95   13.00   (0.05)    Consumer              315,516     334,512   (18,996)     3,134   (22,130)

-------------------------------------------------------                      ------------------------------------------------------
   16,800   15,675     1,125     9.41   10.15   (0.74)                        1,183,548   1,191,943    (8,395)   (71,157)   62,762
-------------------------------------------------------                      ------------------------------------------------------
                                                         TOTAL EARNING
  $26,051  $24,553    $1,498     8.46%   8.94%  (0.48)%    ASSETS            $1,651,431  $1,644,687  $  6,744  $ (75,660) $ 82,404
=======================================================                      ======================================================
                                                        Interest bearing
                                                          deposits:
                                                          NOW and money
  $ 2,025  $ 1,783      $242     3.25%   3.59%  (0.34%)    market            $   49,203  $   47,954  $  1,249  $  (4,870) $  6,119
    4,135    4,133         2     2.82    2.90   (0.08)    Savings                87,322      89,572    (2,250)    (2,875)      625
    6,128    5,482       646     5.62    6.22   (0.60)    Time deposits         257,528     255,158     2,370    (23,005)   25,375
-------------------------------------------------------                      ------------------------------------------------------
   12,288   11,398       890     4.29    4.60   (0.31)                          394,053     392,684     1,369    (30,750)   32,119
-------------------------------------------------------                      ------------------------------------------------------
                                                        Short-term
    7,234    7,375     (141)     5.11    6.45   (1.34)   borrowings             276,275     356,266   (79,991)   (76,167)   (3,824)
                                                        Medium and
    2,499    2,059       440     6.73    6.86   (0.13)   long-term debt         125,857     105,787    20,070     (1,657)   21,727
-------------------------------------------------------                      ------------------------------------------------------

   22,021   20,832     1,189     4.83    5.48   (0.65)   TOTAL
                                                         INTEREST-BEARING
                                                          LIABILITIES           796,185     854,737   (58,552)  (108,574)   50,022

    3,028    3,050      (22)                            Demand deposits
                                                        Other sources of
    1,002      671       331                             funds
-------------------------------------------------------                      ------------------------------------------------------
  $26,051  $24,553    $1,498     4.09%   4.65%  (0.56)%
=======================================================
                                 4.37%   4.29%   0.08%  NET INTEREST MARGIN
                             ========================== NET INTEREST INCOME
                                                          ON A TAXABLE
                                                           EQUIVALENT BASIS  $  855,246  $  789,950  $ 65,296   $ 32,914  $ 32,382
                                                                                                                ==================
                                3.63%   3.46%    0.17%  NET INTEREST SPREAD
                             ==========================
                                                        Taxable
                                                          equivalent
                                                           adjustment            60,591      52,938     7,653
                                                                             --------------------------------
                                                        Net interest income  $  794,655  $  737,012  $ 57,643
                                                                             ================================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

------------------------------------------------------------------------------

The net interest margin on a taxable equivalent basis for the nine-month period ended September 30, 2001 was 4.37%, compared with 4.29% for the same period in 2000.

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

The Corporation uses various techniques to assess the degree of interest rate risk, including static gap analysis, simulation and duration analysis. Each focuses on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgements about the risk levels and the appropriateness of strategies under consideration. An interest rate sensitivity analysis, performed at the Corporation level, is the primary tool used in expressing the potential improvement or loss in future earnings resulting from selected hypothetical changes in interest rates.

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

Based on the results of the sensitivity analysis as of September 30, 2001, the change in net interest income on a hypothetical rising rate scenario for the next twelve months was a $1.3 million decrease and the change for the same period utilizing a hypothetical declining rate scenario was an increase of $0.6 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are well within the policy guidelines established by the Board.

In managing its market risk the Corporation enters, to a limited extent, into certain financial derivative instruments primarily interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts, and interest-rate caps, floors and put options embedded in interest bearing contracts. Refer to Note 5 to the consolidated financial statements for further information on the Corporation's derivative transactions.

The Corporation conducts business in the Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds an equity interest in ATH Dominicana and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange volatility between the U.S. dollar and the particular foreign currency to affect significantly the value to the Corporation's investment in these companies.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses for the third quarter of 2001 amounted to $55.3 million, up $5.6 million or 11% when compared with the same period of 2000. For the nine-month period ended September 30, 2001, the provision totaled $154.8 million, an increase of $6.4 million or 4% compared with the same period in prior year. The higher provision for loan losses during this quarter was principally attributed to rises in non-performing loans and weak economic conditions, heightened by the impact of the September 11th events in the United States. The provision for loan losses for the first nine months of 2001 exceeded by $35 million or 29% the reported net charge-offs for the period. Refer to the "Allowance for Loan Losses" and "Credit Quality" discussions for information regarding net credit losses, credit quality statistics and other items, which impacted the provision for loan losses.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level, which is considered by management to be sufficient to provide for estimated losses based on evaluations of known and inherent risks in the loan portfolio. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, value of the collateral, prior loss experience, and prevailing economic conditions and loan impairment measurement, among other factors.

Table D summarizes the movement in the allowance for loan losses and presents certain key ratios for the quarter and nine-month periods ended September 30, 2001 and 2000.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS


                                                         THIRD QUARTER                           NINE MONTHS
(Dollars in thousands)                            2001                  2000               2001                2000
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $ 313,337            $ 305,526            $290,653           $ 292,010
Allowance purchased (sold)                           259              (17,468)
                                                                                            1,263             (15,987)
Provision for loan losses                         55,259               49,666             154,755             148,398
                                               ----------------------------------------------------------------------
                                                 368,855              337,724             446,671             424,421
                                               ----------------------------------------------------------------------
Losses charged to the allowance:
   Commercial                                     20,213               19,940              54,207              55,064
   Construction                                        4                    0               2,623                 145
   Lease financing                                12,685                6,617              32,565              22,589
   Mortgage                                        2,286                1,188               5,873               3,380
   Consumer                                       24,596               30,615              75,268              92,324
                                               ----------------------------------------------------------------------
                                                  59,784               58,360             170,536             173,502
                                               ----------------------------------------------------------------------
Recoveries:
   Commercial                                      4,241                3,969              12,019              12,430
   Construction                                        0                    6                   0                   6
   Lease financing                                 7,040                5,462              19,774              13,217
   Mortgage                                          242                  214                 440                 395
   Consumer                                        6,036                6,162              18,262              18,210
                                               ----------------------------------------------------------------------
                                                  17,559               15,813              50,495              44,258
                                               ----------------------------------------------------------------------

Net loans charged-off (recovered):
   Commercial                                     15,972               15,971              42,188              42,634
   Construction                                        4                   (6)              2,623                 139
   Lease financing                                 5,645                1,155              12,791               9,372
   Mortgage                                        2,044                  974               5,433               2,985
   Consumer                                       18,560               24,453              57,006              74,114
                                               ----------------------------------------------------------------------
                                                  42,225               42,547             120,041             129,244
                                               ----------------------------------------------------------------------

Balance at end of period                       $ 326,630            $ 295,177            $326,630           $ 295,177
                                               ======================================================================

Ratios:
   Allowance for losses to loans                    1.85%                1.82%               1.85%               1.82%
   Allowance to non-performing assets              74.88                85.85               74.88               85.85
   Allowance to non-performing loans               80.27                91.57               80.27               91.57
   Non-performing assets to loans                   2.47                 2.12                2.47                2.12
   Non-performing assets to total
     assets                                         1.53                 1.26                1.53                1.26
   Net charge-offs to average loans                 0.97                 1.04                0.95                1.10
   Provision to net charge-offs                     1.31 x               1.17 x              1.29 x              1.15 x
   Net charge-offs earnings coverage                3.80                 3.49                3.88                3.22


Net charge-offs for the third quarter of 2001 totaled $42.2 million or 0.97% of average loans, compared with $42.5 million or 1.04% of average loans in the same quarter of 2000.

Consumer loans net charge-offs decreased $5.9 million or 24% for the quarter ended September 30, 2001, compared with the same quarter of 2000. These net charge-offs represented 2.31% of average consumer loans for the quarter ended September 30, 2001, compared with 2.74% for the same quarter last year. The decline was mostly due to the fact that the third quarter of 2000 included approximately $2.7 million of net charge-offs related to the U.S. credit card portfolio, which was sold in August 2000. Also, the credit environment has prompted the Corporation to tighten its credit criteria for unsecured consumer borrowings and to set objective standards to price loans according to risk levels.

Commercial and construction loans net charge-offs for this quarter remained steady from the third quarter of 2000. As a percentage of average commercial and construction loans, these net credit losses declined from 0.86% in the third quarter of 2000, to 0.85% in 2001.

The aforementioned decline in net charge-offs in the consumer loan portfolio for the quarter ended September 30, 2001, was partially offset by increases in net charge-offs in the lease financing and mortgage portfolios. Lease financing net charge-offs totaled $5.6 million or 2.67% of the average lease financing portfolio for the quarter ended September 30, 2001, compared with $1.2 million or 0.59% for the same period in 2000. The increase reflected the rise in the portfolio and a higher level of delinquencies due to the deteriorated economy. Mortgage loans net charge-offs increased to $2.0 million or 0.14% of average mortgage loans for the third quarter of 2001, from $1.0 million or 0.09% in the same period a year earlier.

Net charge-offs for the nine-month period ended September 30, 2001, reached $120.0 million or 0.95% of average loans, compared with $129.2 million or 1.10% for the same period in 2000.

Consumer loans net charge-offs totaled $57.0 million or 2.34% of average consumer loans for the nine-month period ended September 30, 2001, compared with $74.1 million or 2.88% in the same period of 2000. The U.S. credit card operations portfolio had $9.2 million in net charge-offs when it was sold in August 2000. Also, as explained above, the Corporation has tightened its credit criteria for unsecured consumer loans.

Lease financing net charge-offs totaled $12.8 million or 2.03% of the average lease financing portfolio for the first nine months of 2001, compared with $9.4 million or 1.66% for the same period last year. The rise resulted from the increase in the portfolio and higher delinquencies due to economic conditions, partially offset by a $2.5 million charge-off recorded in the nine-month period ended September 30, 2000 related to an external fraud scheme unveiled in the U.S. operations that year.

Commercial and construction loans net charge-offs for the nine-month period increased by $2.0 million compared with the same period last year. They represented 0.80% of the average balance of those loans for the nine-months ended September 30, 2001, compared with 0.79% for the same period last year.

Mortgage loans net charge-offs increased to $5.4 million or 0.14% of average mortgage loans for the first nine months of 2001, from $3.0 million or 0.09% for the same period in prior year.

The allowance for loan losses at September 30, 2001, amounted to $327 million or 1.85% of loans compared with $295 million or 1.82% at September 30, 2000. At December 31, 2000, the allowance for loan losses totaled $291 million or 1.81% of loans.

CREDIT QUALITY

Non-performing assets consist of past-due loans that are no longer accruing interest and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table E.

TABLE E
NON-PERFORMING ASSETS

-----------------------------------------------------------------------------------------------------------------
                                                       SEPTEMBER 30,           December 31,        September 30,
                                                          2001                    2000                 2000
----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, construction, industrial and
  agricultural                                         $209,354                $172,402                $168,039
Lease financing                                          10,243                   7,152                  12,987
Mortgage                                                149,204                  99,861                  93,047
Consumer                                                 38,131                  43,814                  48,269
Other real estate                                        29,257                  23,518                  21,494
                                                       --------------------------------------------------------

                 Total                                 $436,189                $346,747                $343,836
                                                       ========================================================

Accruing loans past-due 90 days or more                $ 22,789                $ 21,599                $ 24,960
                                                       ========================================================

Non-performing assets to loans                             2.47%                   2.16%                   2.12%

Non-performing assets to total assets                      1.53                    1.24                    1.26


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

During 2000, the Corporation adopted the revised Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (FFIEC) on February 10, 1999. The revised policy requires that unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court, or within the charge-off time frames adopted in the classification policy, whichever is shorter. Also, the revised policy details criteria that must be met before the Corporation may consider a delinquent open-end loan current, such as in the process of account re-aging, extension and deferral.

Non-performing assets were $436 million or 2.47% of loans at September 30, 2001, compared with $344 million or 2.12% at the same date last year and $347 million or 2.16% at December 31, 2001. The increase in non-performing assets since September 30, 2000, and December 31, 2001, was mostly reflected in mortgage loans, which grew by $56 million and $49 million, from each respective date. Non-performing mortgage loans amounted to $149 million or 34% of non-performing assets as of September 30, 2001. Commercial non-performing loans also increased by $41 million and $37 million as of September 30, 2000 and December 31, 2001, respectively.

Non-performing mortgage loans, represented 2.47% of mortgage loans as of the end of the third quarter of 2001, compared with 2.15% at the end of 2000.

Non-performing commercial and construction loans represented 2.77% of that portfolio at September 30, 2001, compared with 2.37% at the end of 2000. The increase was principally due to the current economic slowdown, worsened by the impact of the terrorist attacks.

Non-performing consumer loans represented 1.20% of consumer loans as of September 30, 2001, compared with 1.32% as of December 31, 2000. The decrease in the ratio results partly due to a tightening in the Corporation's credit approval standards for unsecured consumer loans. Non-performing financing leases were 1.20% of the lease financing portfolio as of September 30, 2001, compared with 0.88% as of December 31, 2000, reflecting higher delinquencies.

At September 30, 2001, the allowance for loan losses as a percentage of non-performing loans was 80.27% compared with 91.57% at September 30, 2000 and 89.92% at December 31, 2000. The lower allowance to non-performing loans ratio reflects the changing composition of the loan portfolio, as most of its growth was realized in mortgage loans, which historically represents a low-risk portfolio with minimal losses. Mortgage loans comprised 89% of total loan growth since December 31, 2000. The Corporation, based on historical experience and current economic conditions, does not foresee significant losses in the mortgage portfolio. Excluding non-performing mortgage loans, the allowance for loan losses to non-performing loans was 126.73% as of September 30, 2001, compared with 128.73% and 130.12% as of September 30, 2000, and December 31, 2000, respectively.

In the third quarter of 2001, Banco Popular North America experienced an increase in non-performing loans in most of the industry sectors represented in its commercial loan portfolio, due to the economic downturn in the U.S. economy, which was heightened by the negative impact of the recent events of September 11th. As of September 30, 2001, BPNA had no significant concentrations of loans in any single industry and the increase experienced in non-performing loans was spread out throughout all geographical regions in which the subsidiary operates. Non-performing loans as of the end of this quarter included $8 million of the New York City taxicab medallion portfolio. This portfolio aggregated $288 million at September 30, 2001, which approximated 1.6% of the Corporation's loan portfolio. This industry, which had already been experiencing high volatility in the market value of the taxicab medallions, was adversely impacted by the recent events in New York City. The Corporation expects to provide the taxicab medallion owners, in coordination with the New York City Economic Development Corporation and the U.S. Small Business Administration, a disaster relief loan program, which will provide cash flow relief to the affected taxicab medallion owners. As a result and due to the fact that these loans are secured by collateral, the Corporation does not expect any significant loss in this portfolio.

The Corporation has defined impaired loans as loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective rate, on the observable market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. An impaired loan for which the discounted cash flows, collateral value or market price is less than its carrying value requires an allowance. The allowance for impaired loans is part of the Corporation's overall allowance for loan losses. The Corporation's management evaluates the adequacy of the allowance for loan losses on a monthly basis.

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 2001, December 31, 2000 and September 30, 2000.

                                            SEPTEMBER 30, 2001        December 31, 2000         September 30, 2000
  (In millions)
                                          RECORDED    VALUATION      Recorded    Valuation      Recorded    Valuation
                                         INVESTMENT   ALLOWANCE     Investment   Allowance     Investment   Allowance
                                         ----------------------------------------------------------------------------
Impaired loans:
   Valuation allowance required             $111          $46          $113          $27          $137          $32

   No valuation allowance required            53                         42                         39
                                            -----------------------------------------------------------------------
    Total impaired loans                    $164          $46          $155          $27          $176          $32
                                            -----------------------------------------------------------------------

Average impaired loans during the third quarter of 2001 and 2000 were $174 million and $171 million, respectively. The Corporation recognized interest income on impaired loans of $0.8 million and $1.0 million, respectively, during the quarters ended September 30, 2001 and 2000.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets as of September 30, 2001, would have been $350 million or 1.98% of loans, and the allowance for loan losses would have been 93.35% of non-performing assets. At September 30, 2000 and December 31, 2000, adjusted non-performing assets would have been $266 million or 1.64% of loans and $273 million or 1.70% of loans, respectively, and the allowance to non-performing assets would have been 111.09% and 106.49%, respectively.

NON-INTEREST INCOME

A breakdown of non-interest income categories is presented in Table F.

TABLE F
NON-INTEREST INCOME

                                                                Third Quarter                        Year-to-Date
----------------------------------------------------------------------------------------------------------------------------
                                                       2001         2000        Change       2001          2000       Change
-----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Service charges on deposit accounts                $  37,537     $  32,558    $  4,979     $ 108,505     $ 93,612    $ 14,893
                                                   --------------------------------------------------------------------------

Other service fees:
   Credit cards fees and discounts                    14,782        15,652        (870)       42,040       48,327      (6,287)
   Debit card fees                                     9,192         8,116       1,076        28,123       20,307       7,816
   Processing fees                                     9,410         8,005       1,405        27,833       21,034       6,799
   Other fees                                          6,126         9,401      (3,275)       19,202       25,335      (6,133)
   Sale and administration of investment
     products                                          5,320         4,172       1,148        15,027       12,669       2,358
   Insurance fees                                      4,989         2,845       2,144        13,558        5,667       7,891
   Check cashing fees                                  4,517         3,523         994        13,883       10,734       3,149
   Mortgage servicing fees, net of amortization        2,966         3,448        (482)        8,982        9,162        (180)
   Trust fees                                          2,341         2,331          10         7,088        7,067          21
                                                   --------------------------------------------------------------------------
      Subtotal other service fees                     59,643        57,493       2,150       175,736      160,302      15,434
                                                   --------------------------------------------------------------------------

Other operating income                                26,293        29,581      (3,288)       76,014       75,779         235
                                                   --------------------------------------------------------------------------

Total operating income                               123,473       119,632       3,841       360,255      329,693      30,562
                                                   --------------------------------------------------------------------------

Gain (loss) on sale of securities                      1,249           147       1,102          (613)      13,740     (14,353)
Trading account profit                                   777           259         518           149        1,617      (1,468)
Loss on derivatives                                   (8,140)                  (8,140)        (7,119)                  (7,119)
                                                   --------------------------------------------------------------------------

      Total non-interest income                    $ 117,359     $ 120,038    $ (2,679)    $ 352,672     $345,050    $  7,622
                                                   ==========================================================================

Non-interest income, excluding securities, trading and derivative transactions, for the quarter ended September 30, 2001 amounted to $123.5 million, an increase of $3.8 million or 3% compared with the same quarter in 2000.

Service charges on deposit accounts for the quarter just ended increased $5.0 million or 15% when compared with the third quarter of 2000. This rise is mostly related to commercial accounts, particularly non-balance compensation accounts, which have been favorably impacted by a lower earnings credit and higher transaction volume. Also, the increase relates to certain external payments and lockbox fees, previously accounted for in the category of other fees, and beginning in 2001 they are being included in the deposit account analysis for certain commercial customers. The growth in service charges is also related to fees on deposit accounts implemented during the latter part of 2000, including charges for daily and electronic transactions overdrafts, and to certain ATM usage fees, which commenced in mid-2001.

Other service fees, for the third quarter of 2001, increased $2.2 million or 4% compared with the same period in prior year. Insurance fees, the principal contributor to this favorable variance, increased $2.1 million or 75%, mostly attributed to higher insurance commissions generated by Popular Insurance, which began operating shortly after midyear 2000. Processing and debit card fees combined increased $2.5 million or 15%, resulting from the growing volume of point-of-sale terminals and automated teller machine (ATM's) transactions processed. Fees on the sale and administration of investment products rose $1.1 million or 28% due to higher commissions derived from the retail business. The rise in check cashing fees of $1.0 million or 28% is associated with the expansion of the Corporation's retail financial services subsidiary in the United States. On the other hand, credit card fees and discounts decreased mainly due to income no longer derived as a result of the sale of U.S. credit card operations. For the quarter ended September 30, 2000, these operations contributed approximately $3.5 million in other service fees. The decrease in the category of other fees was partly due to the partial reclassification of external payment and lockbox fees to the category of service charges on deposit accounts as previously explained.

For the quarter ended September 30, 2001, the Corporation had a decrease of $3.3 million or 11% in other operating income, compared with the third quarter results in 2000. The decline was mostly the result of last year's pretax gain realized on the sale of the Corporation's U.S. credit card operations of $8.5 million in the third quarter of 2000. These decreases were partially offset by higher gains on the sale of mortgage loans held-for-sale and higher dividend income derived from the Corporation's investment in Telecomunicaciones de Puerto Rico, Inc. (TELPRI).

For the third quarter of 2001, the Corporation recognized profits of $0.8 million in trading account transactions and gains of $1.2 million in the sale of securities, compared with $0.3 million and $0.1 million, respectively, for the third quarter of 2000. Also, for the quarter just ended, the Corporation recognized losses on derivatives amounting to $8.1 million. These losses result primarily from adjustments to the market value of interest rate swaps, that were negatively impacted by declines in interest rates during the quarter.

For the nine-month period ended September 30, 2001, non-interest income, excluding securities, trading and derivative transactions, amounted to $360.3 million, an increase of $30.6 million or 9%, compared with the same period in 2000. As shown in Table F, and principally for the same reasons explained above, service charges on deposit accounts, which increased $14.9 million or 16%, and other service fees, which increased $15.4 million or 10%, were the principal contributors to the rise since 2000. These favorable variances were partially offset by a decrease of $14.4 million in the gain on sale of securities, mostly attributed to the fact that in the first quarter of 2000, the Corporation exercised its conversion right and exchanged its investment in preferred stock of a financial corporation in Puerto Rico for common stock of the same entity, resulting in a $13.4 million pretax gain. Also, non-interest income for the nine-month period ended September 30, 2001 was negatively impacted by a $7.1 million derivative loss associated to the interest rate swaps.

OPERATING EXPENSES

For the third quarter of 2001, operating expenses were $230.4 million, representing an increase of $10.1 million or 5% compared with the same quarter in 2000.

Personnel costs, the largest category of operating expenses, totaled $107.6 million for the third quarter of 2001, an increase of $7.2 million or 7% compared with the same period last year. Salaries and pension and other benefits accounted for the major increase in this category, rising $8.4 million, partially offset by a decrease in profit sharing expenses. The increase in salaries and benefits was mostly related to higher incentive compensation, pension and postretirement costs, higher medical insurance expenses, as well as the impact of the annual merit increases. At the end of this quarter, full-time equivalent employees (FTE's) totaled 11,088, an increase of 392 employees from the 10,696 FTE's at the same date in 2000.

Other operating expenses, excluding personnel costs, amounted to $122.8 million, an increase of $2.9 million or 2% when compared with the same period in 2000. This increase was mainly reflected in the categories of business promotion and professional fees, partially offset by lower amortization of intangibles, equipment expenses and printing and supplies. The increase in business promotion was mostly associated to higher advertising and public relations expenses, while professional fees rose mostly due to higher attorneys' fees. Partially compensating these rises were lower amortization of intangibles, which had become fully amortized in late 2000 related to the core deposits acquired in the merger with BanPonce Corporation in 1990, and lower equipment, printing and supplies expenses. The decline in equipment expenses was related in part to costs associated to the former subsidiary, Banco Fiduciario.

Income tax expense rose $0.3 million from $27.7 million in the third quarter of 2000, to $28.0 million this quarter. The effective tax rate for the third quarter of 2001 was 26.58% compared with 27.94% for the same period in prior year.

For the nine-month period ended September 30, 2001, total operating expenses rose to $681.9 million, from $666.1 million for the same period in 2000, an increase of $15.8 million or 2%. This increase was primarily as a result of higher personnel costs, impacted by the same factors explained above, net occupancy expenses, mainly in building rentals, other operating taxes and other operating expenses, mainly related to credit card processing and interchange expenses, as well as other real estate expenses. These rises were partially offset by decreases in the amortization of intangibles, printing and supplies and professional fees, the latter associated in part to the sale of the U.S. credit card operations in 2000. Income tax expense for the nine-month period ended September 30, 2001 totaled $82.4 million, compared with $68.1 million a year ago, resulting in an effective tax rate of 26.53% and 25.45%, for each respective period.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

On January 1, 2001, the Corporation adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires the recognition of derivatives as either assets or liabilities in the statement of condition measured at fair value. Upon the adoption, the Corporation recognized $0.7 million (net of tax) in income as a cumulative effect of accounting changes. Refer to Note 5 of the consolidated financial statements for further information.

BALANCE SHEET COMMENTS

Total assets as of September 30, 2001 reached $28.5 billion, compared with $28.1 billion as of December 31, 2000 and $27.2 billion as of the same date a year earlier. Earning assets totaled $26.9 billion at September 30, 2001, compared with $26.3 billion at December 31, 2000 and $25.6 billion at September 30, 2000.

Investment and trading securities reached $8.3 billion as of September 30, 2001, a decrease of $0.9 billion, compared with $9.2 billion as of December 31, 2000. This decline was mostly due to lower arbitrage activity in 2001. Investment and trading securities as of September 30, 2000 amounted to $8.5 billion. As seen in
Note 3 of the consolidated financial statements, the investment portfolio is comprised significantly of U.S. Treasuries and agencies obligations.

As shown in Table G, the loan portfolio reached $17.6 billion as of September 30 2001, an increase of $1.6 billion or 10%, compared with December 31, 2000. This increase is mostly attributed to higher mortgage loans by $1.4 billion and commercial loans, including construction, by $294 million. The rise in the mortgage loan portfolio is principally due to an aggressive marketing campaign and to the impact of the reduction in interest rates, which generally results in a higher demand for mortgage loans. The growth in the commercial loan portfolio resulted principally from the continued marketing efforts towards the retail and middle market, including franchise loans, among others. On the other hand, consumer loans decreased by $158 million since the end of 2000, partly due to lower demand for personal loans as a result of the declining interest rate scenario, which tends to favor the refinancing of mortgage loans and the consolidation of personal debt. Also, it is due to the Corporation's tightening in the credit criteria for granting unsecured loans. Total loans increased 9% or $1.4 billion compared with September 30, 2000. The growth was also experienced in the mortgage and commercial, including construction, loan portfolios, which rose by $1.3 billion and $233 million, respectively.

TABLE G
LOANS ENDING BALANCES


------------------------------------------------------------------------------------------------

                                                SEPTEMBER 30,     December 31,     September 30,
                                                   2001              2000              2000,
------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, industrial and agricultural         $ 7,308,894       $ 7,013,834       $ 7,038,558
Construction                                        256,686           258,197           293,702
Lease financing                                     850,949           816,714           820,320
Mortgage *                                        6,049,448         4,643,646         4,733,684
Consumer *                                        3,166,297         3,324,694         3,351,423
                                                ------------------------------------------------

           Total                                $17,632,274       $16,057,085       $16,237,687
                                                ================================================

* Includes loans held-for-sale
------------------------------------------------------------------------------------------------

Other assets were $423 million at September 30, 2001, an increase of $56 million or 15%, compared with December 31, 2000. The increase in other assets is mainly due to an investment during the second quarter of 2001 in Centro Financiero BHD, S.A., the third largest private financial institution in the Dominican Republic, and in Coqui.com, an Internet service provider in Puerto Rico. Also, it is due to the recording of the fair value of certain derivatives based on the accounting provision of SFAS No. 133, and to premium receivables recorded by the Corporation's insurance subsidiary. Other assets totaled $401 million as of September 30, 2000.

Total deposits were $16.0 billion at September 30, 2001, or $1.2 billion or 8% higher than the $14.8 billion reported at December 31, 2000. Time and savings deposits increased $990 million and $276 million, respectively, when compared with December 31, 2000. The increase in time deposits since the end of 2000 is mainly due to an aggressive marketing campaign in the U.S. mainland and to higher activity in Puerto Rico, mostly associated to IRA accounts, public funds and other products. Also, included in time deposits, are brokered certificates of deposit, which increased $301 million since December 31, 2000. Demand deposits decreased $71 million or 2% compared with December 31, 2000, mainly in commercial accounts. Total deposits amounted to $16.0 billion at September 30, 2001, an increase of $1.4 billion or 10% compared with the period ended September 30, 2000. The favorable variance since September 30, 2000 was reflected in all deposit categories. Demand deposits grew by $100 million, while savings and time deposits rose $325 million and $1.0 billion, respectively.

Borrowed funds, including subordinated notes and capital securities, amounted to $9.7 billion at September 30, 2001, from $10.8 billion at December 31, 2000 and $10.4 billion at September 30, 2000.

As part of the investment in subsidiaries, the Corporation recognized a minority interest of $0.9 million as of September 30, 2001, which represented mostly the beneficial interest of the minority investors of Levitt Mortgage. As of December 31, 2000 and September 30, 2000, the minority interest amounted to $0.9 million and $0.8 million, respectively.

The Corporation's stockholders' equity as of September 30, 2001 and December 31, 2000 was $2.3 billion and $2.0 billion, respectively, compared with $1.8 billion as of September 30, 2000. Included in accumulated other comprehensive income
(loss) within the stockholders' equity category at September 30, 2001 was $157 million in unrealized gains on securities available-for-sale, net of tax, compared with $100 million in unrealized losses at September 30, 2000 and $4 million in unrealized gains as of the end of 2000.

The Corporation is subject to various regulatory requirements imposed by the federal banking agencies. Management has determined that as of the periods presented, the Corporation exceeded all capital adequacy requirements to which it is subject. The Corporation's ratios and amounts of total risk-based capital, Tier 1 risk based capital and Tier 1 leverage, as of September 30, 2001, September 30, 2000 and December 31, 2000 are presented on Table H.

The Corporation's common stock price at September 30, 2001 was $31.20, compared with $26.31 at December 31, 2000 and $27.06 at September 30, 2000. The Corporation's market capitalization at September 30, 2001, was $4.3 billion, compared with $3.6 billion at December 31, 2000 and $3.7 billion at September 30, 2000.

TABLE H
CAPITAL ADEQUACY DATA


----------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30,   December 31,     September 30,
                                                     2001           2000              2000
(Dollars in thousands)
----------------------------------------------------------------------------------------------
Risk-based capital
  Tier I capital                                 $ 1,900,169     $ 1,741,004      $ 1,690,399
  Supplementary (Tier II) capital                    351,937         321,627          336,095
                                                 --------------------------------------------

       Total capital                             $ 2,252,106     $ 2,062,631      $ 2,026,494
                                                 ============================================

Risk-weighted assets
  Balance sheet items                             17,309,296      16,173,005      $16,005,655
  Off-balance sheet items                            456,249         496,735          425,716
                                                 --------------------------------------------

       Total risk-weighted assets                $17,765,545     $16,669,740      $16,431,371
                                                 ============================================

Ratios:
  Tier I capital (minimum required - 4.00%)            10.70%          10.44%           10.29%
  Total capital (minimum required - 8.00%)             12.68%          12.37%           12.33%
  Leverage ratio (minimum required - 3.00%)             6.91%           6.40%            6.29%

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

On March 9, 2000, the Bank entered into a written agreement with the Federal Reserve Bank of New York, which imposed a number of compliance, reporting and control requirements. Substantially, all of these compliance, reporting and control requirements are now in place.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                          Exhibit Description                       Reference
      -----------                          -------------------                       ---------
          19                Quarterly Report to Shareholders for the                 Exhibit "A"
                             period ended September 30, 2001

   b)  One report on Form 8-K was filed for the quarter ended September 30, 2001:

        Dated:                    July 13, 2001

        Items reported:     Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.


                                              POPULAR, INC.
                                              -------------
                                              (Registrant)


Date:  November 14, 2001             By:      S/ Jorge A. Junquera
                                        --------------------------------
                                                 Jorge A. Junquera
                                        Senior Executive Vice President




Date:  November 14, 2001             By:      S/ Amilcar L. Jordan
                                        --------------------------------
                                             Amilcar L. Jordan, Esq.
                                        Senior Vice President & Comptroller