Form 10-K
period 2001-12-31
POPULAR INC
filed 2002-03-21
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

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

As of February 28, 2002 the Corporation had 136,475,530 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Corporation was $3,960,520,000 based upon the reported closing price of $29.02 on the NASDAQ National Market System on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 14 (a)(1) of
Part IV.

         (2) Portions of the Corporation's Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 13 of Part III.

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

         Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others:

-        the rate of growth in the economy,
- the relative strength or weakness in the consumer and commercial credit sectors and in the real estate markets,
-        the performance of the stock and bond markets,
-        possible new bank regulations and
-        the magnitude of interest rate changes.

         Moreover, the outcome of litigation, as discussed in "Part I, Item 3. Legal Proceedings", is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and we assume no obligation to update or revise any such forward-looking statements.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
     PART I

     Item 1           Business ..................................................................        4
     Item 2           Properties ................................................................       14
     Item 3           Legal Proceedings .........................................................       15
     Item 4           Submission of Matters to a Vote of Security Holders........................       15

     PART II

     Item 5           Market for Registrant's Common Stock and Related
                        Stockholder Matters......................................................       15
     Item 6           Selected Financial Data ...................................................       17
     Item 7           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................................       17
     Item 7A          Quantitative and Qualitative Disclosures About Market Risk.................       18
     Item 8           Financial Statements and Supplementary Data  ..............................       18
     Item 9           Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure .....................................       18
     PART III

     Item 10          Directors and Executive Officers of the Registrant ........................       18
     Item 11          Executive Compensation ....................................................       18
     Item 12          Security Ownership of Certain Beneficial Owners
                        and Management ..........................................................       18
     Item 13          Certain Relationships and Related Transactions ............................       18

     PART IV

     Item 14          Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K .....................................................       18

                                     PART I
                                  POPULAR, INC.

ITEM 1. BUSINESS

                                     GENERAL

         Popular, Inc. (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $30.7 billion, total deposits of $16.4 billion and stockholders' equity of $2.3 billion at December 31, 2001. Based on total assets at December 31, 2001, the Corporation was the 35th largest bank holding company in the United States.

         The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated in 1893 and is Puerto Rico's largest bank with consolidated total assets of $20.5 billion, deposits of $11.6 billion and stockholders' equity of $1.4 billion at December 31, 2001. The Bank accounted for 66% of the total consolidated assets of the Corporation at December 31, 2001. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 196 branches and 524 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular's deposits are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular has three subsidiaries, Popular Auto, Inc., (formerly Popular Leasing and Rental, Inc.), Puerto Rico's largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 56 offices in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 25 offices in Puerto Rico.

         The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. ("PIB") and GM Group, Inc. Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. PIB owns the outstanding stock of Popular North America, Inc. ("PNA"), ATH Costa Rica and CreST. The last two corporations provide ATM switching and driving services in San Jose, Costa Rica. GM Group, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2001, GM Group, Inc. had total assets of $81.2 million. In addition, Popular, Inc. has an 85% investment in Newco Mortgage Holding Corporation (d/b/a Levitt Mortgage), a mortgage loan company with operations in Puerto Rico. At December 31, 2001, the assets of Levitt Mortgage totaled $9.8 million. On May 30, 2001, PIB acquired 19.99% of Centro Financiero BHD, S.A., a diversified financial company in the Dominican Republic.

          PIB is a wholly-owned subsidiary of the Corporation organized in 1992 that operates as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.

          PNA, a wholly-owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation's mainland U.S. operations. As of December 31, 2001, PNA had five direct subsidiaries, all of which were wholly-owned: Banco Popular North America ("BPNA"), a full service commercial bank incorporated in New York State, Equity One, Inc., a diversified consumer finance company, Popular Cash Express, Inc., a retail financial services company, BanPonce Trust I, a statutory business trust, and Banco Popular, National

Association ("Banco Popular, N.A."), a federally chartered national bank with its main office in Orlando, Florida. Banco Popular, N.A. commenced operations as a full service commercial bank on July 1, 2000. As of December 31, 2001, it operated one branch, its assets amounted to $33 million and it had deposits of $14.9 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, also commenced operations on July 1, 2000. Popular Insurance, Inc. is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2001, its assets amounted to $16.1 million.

         The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operated 32 branches, which accounted for aggregate assets of $2.3 billion and total deposits of $2.1 billion at December 31, 2001. BPNA also operated 21 branches in Illinois and 16 in California with total assets of $1.5 billion and $518 million, respectively, and deposits of $1.3 billion and $466 million, respectively. In addition, BPNA had 12 branches in New Jersey with total assets of $580 million and deposits of $537 million as of December 31, 2001 and ten branches in Florida with total assets of $240 million and deposits of $233 million. In Texas, BPNA operated five branches with aggregate assets of $340 million and total deposits of $137 million at the same date. The deposits of BPNA are insured under the BIF by the FDIC.

         In addition, BPNA owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 12 offices in ten states and total assets of $137 million as of December 31, 2001. On August 14, 2001, Popular FS, LLC ("PFS") was formed as a wholly owned subsidiary of BPNA. PFS will make, purchase, sell, service and warehouse loans and other extensions of credit, or interests therein, for its own account and the account of others. On September 25, 2001, Popular Insurance Agency USA, Inc. was formed as a wholly owned subsidiary of BPNA. Popular Insurance Agency USA, Inc. acts as an agent or broker for issuing insurance. Popular Insurance Agency USA, Inc. began operations in January 2002.

         Equity One, Inc., a wholly owned subsidiary of PNA, is engaged in the business of granting personal and mortgage loans and providing dealer financing through 149 offices in 28 states. It had total assets of $3.4 billion as of December 31, 2001. Popular Cash Express, Inc., a wholly owned subsidiary of PNA, offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 96 offices and 52 mobile check cashing units in five states and in Washington, D.C. Its assets totaled $59.8 million as of December 31, 2001.

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

         The Corporation's business is described on pages 1 through 27 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION

GENERAL

         The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act prior to recent legislation that significantly altered these rules, bank holding companies, activities and those of their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. See "- Financial Services Modernization" below for information about the recent legislation that changed these rules.

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA, Banco Popular is not permitted to operate a branch or agency that is located outside of its "home state", except to the extent that a national bank with the same home state is permitted to do so as described under "Interstate Banking Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.

         Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of the Comptroller of the Currency ("OCC"). Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See "- Financial Services Modernization" below for information about recent legislation that changed these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         On March 9, 2000, Banco Popular entered into a written agreement with the Federal Reserve Bank of New York, which imposed a number of compliance, reporting and control requirements. All of these compliance, reporting and control requirements are now in place.

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

         At December 31, 2001, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation's banking subsidiaries should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

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

         The capital-based prompt corrective action provisions of FDICIA apply to FDIC-insured depository institutions such as Banco Popular, BPNA and Banco Popular, N.A., but they are not directly applicable to holding companies such as the Corporation, PIB and PNA, which control such institutions. However, federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

HOLDING COMPANY STRUCTURE

         Banco Popular, BPNA and Banco Popular, N.A. are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation's other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, BPNA and Banco Popular, N.A. to any of the Corporation, PIB, PNA, or any non-banking subsidiaries are limited in amount to 10% of the transferring institution's capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution's capital stock and surplus. For these purposes an institution's capital stock and surplus includes its total risk-based capital plus the balance of its allowance for loan losses not included therein. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular, BPNA or Banco Popular, N.A., on the one hand, and the Corporation, PIB, PNA or any of the Corporation's other non-banking subsidiaries, on the other hand, be carried out on an arm's length basis.

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

         Under the Federal Deposit Insurance Act (the "FDIA"), a depository institution whose deposits are insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default". "Default" is defined generally as the appointment of a conservator or a receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, BPNA and Banco Popular, N.A. are currently FDIC-insured depository institution subsidiaries of the Corporation and subject to this cross-guarantee liability. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary depository institution's cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.

DIVIDEND RESTRICTIONS

         The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts, as defined, against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts, as so defined, in excess of that account. At December 31, 2001, Banco Popular could have declared a dividend of approximately $83 million without the approval of the Federal Reserve Board.

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

         The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 1.97 cents per $100 of deposits. As of December 31, 2001, the Corporation had a BIF deposit assessment base of approximately $15.7 billion.

         Because of favorable loss experience and a healthy reserve ratio in the BIF, well capitalized and well managed banks, including the Corporation's bank subsidiaries, have in recent years paid no premiums for FDIC insurance. A number of factors suggest that as early as the second half of 2002, even well capitalized and well managed banks will be required to pay premiums on deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which the Corporation is in a position to predict at this time.

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

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 2001 and for the four previous years is presented in Table H "Capital Adequacy Data" on page 15 in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

         Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the "leverage ratio") of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board's market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total assets less all intangibles.

         Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 19 "Regulatory Capital Requirements" on pages 51 and 52 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See "- FDICIA".

         The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks, including two standardized approaches and an "internal measurement approach" tailored to individual institutions' circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Corporation cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.

INTERSTATE BANKING LEGISLATION

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company's home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state that has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may establish branches interstate by merger or de novo to the same extent as domestic banks in the foreign bank's home state, which, in the case of Banco Popular, is New York.

FINANCIAL SERVICES MODERNIZATION

         The Gramm-Leach-Bliley Act was enacted on November 12, 1999. Among other things, the Gramm-Leach-Bliley Act: (i) allows bank holding companies whose subsidiary depository institutions meet management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; (ii) allows insurers and other financial services companies to acquire banks; (iii) removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. This part of the Gramm-Leach-Bliley Act became effective on March 11, 2000.

         In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company." A depository institution is deemed to be "well managed" if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a "satisfactory" composite rating and at least a "satisfactory" rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

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

         In January 2002, the federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies. The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of the Corporation's Tier 1 capital. With certain exceptions, the rules require that the Corporation and its bank subsidiaries deduct from Tier 1 capital the appropriate percentage set out below:

         Aggregate Carrying Value of        Required Deductions From
         Covered Nonfinancial Equity        Tier 1 Capital as a
         Investments as a percentage of     percentage of the Carrying
         Tier 1 Capital                     Value of the Investments
         ------------------------------     --------------------------
                   <15%                                  8%
              > 15% but <25%                            12%
              -    >25%                                 25%
                   -

         The Corporation does not expect the rule will have a material effect on its capital requirements or strategic plan.

         Various other legislation, including proposals to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.

         On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Corporation's bank and broker-dealer subsidiaries, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Corporation's bank and broker-dealer subsidiaries have adapted their systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although the Corporation cannot predict when and in what form these regulations will be adopted, the Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation.

PUERTO RICO REGULATION

GENERAL. As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the "Office of the Commissioner"), pursuant to the Puerto Rico Banking Act of 1933, as amended (the "Banking Law").

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

         Section 16 of the Banking Law requires every bank to maintain a legal reserve that, except as otherwise provided by the Office of the Commissioner, may not be less than 20% of its demand liabilities, excluding government deposits (federal, state and municipal) which are secured by collateral. If a bank is authorized to establish one or more bank branches in a state of the United States or in a foreign country, where such branches are subject to the reserve requirements of that state or country, the Office of the Commissioner may exempt said branch or branches from the reserve requirements of Section 16. Pursuant to an order of the Federal Reserve Board dated November 24, 1982, Banco Popular has been exempted from the reserve requirements of the Federal Reserve System with respect to deposits payable in Puerto Rico. Accordingly, Banco Popular is subject to the reserve requirements prescribed by the Banking Law.

         Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2001, the legal lending limit for the Bank under this provision was approximately $93.7 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under
Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

         Section 14 of the Banking Law authorizes a bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, originating and servicing mortgage loans and operating a small loan company. Banco Popular engages in these activities through its wholly-owned subsidiaries, Popular Auto, Inc., Popular Mortgage, Inc. and Popular Finance, Inc., respectively, all of which are organized and operate in Puerto Rico.

         The Finance Board, which includes as its members the Commissioner of Financial Institutions, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, and the President of the Government Development Bank for Puerto Rico, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses (including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties and finance charges on retail installment sales and for credit card purchases) is to be determined by free competition.

IBC ACT. Under the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of PIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten business days following the date of the issue. Pursuant to the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not initiate the sale, encumbrance, assignment, merger or other transfer of shares if by such transaction a person or persons acting in concert could acquire direct or indirect control of 10% or more of any class of PIB's stock. Such authorization must be requested at least 30 days prior to the transaction.

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

Employees

         At December 31, 2001, the Corporation employed directly 11,334 persons. None of its employees is represented by a collective bargaining group.

SEGMENT DISCLOSURE

         Note 31 to the Financial Statements, "Segment Reporting" on pages 61 and 62 is herein incorporated by reference.

         The principal market for the Corporation is Puerto Rico, where the Corporation had $20.8 billion or 68% of its total assets as of December 31, 2001 and earned $1.8 billion or 69% of its total revenues for the year then ended. Total assets, loans and deposits of commercial banks and financial institutions in Puerto Rico as of December 31, 2001 were estimated at $61 billion, $34 billion and $36 billion, respectively. At that date the Corporation's commercial banking operation in the island had an estimated market share of 28% and 31% in loans and deposits, respectively.

ITEM 2. PROPERTIES

         As of December 31, 2001, Banco Popular owned (and wholly or partially occupied) approximately 80 branch premises and other facilities throughout the Commonwealth and one building in the U.S. Virgin Islands. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 125 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2001, BPNA had 110 offices (principally bank branches) of which 50 were owned and 60 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. The Corporation's management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

         Popular Center, the San Juan metropolitan area headquarters, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 55% of the office space is leased to outside tenants.

         Cupey Center Complex, three buildings, one of three stories, and two of two stories each, located in Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel. An adjacent two-story building held for future expansion is partially occupied by Banco Popular personnel.

         Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted at this facility, which is fully occupied by Banco Popular personnel.

         Old San Juan building, a twelve story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 33% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented or available for rent to outside tenants.

         Mortgage Loan Center, a six story building, a four story building, and a one story building, located at 153, 167 and 157 Ponce de Leon Avenue, Hato Rey, Puerto Rico, respectively, are fully occupied by Popular Mortgage, Inc. and Banco Popular's mortgage servicing departments.

         Popular Auto, Inc. - Hato Rey, a two story building, and one story building located at 159 Ponce de Leon Avenue were recently acquired for future relocation of Popular Auto, Inc., Hato Rey facilities.

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

         Banco Popular has been cooperating fully with an investigation by federal law enforcement authorities. The investigation relates principally to the circumstances surrounding the activities of a former customer of Banco Popular, including Banco Popular reporting and compliance efforts. The former customer has been indicted for money laundering, including in connection with transactions through an account at Banco Popular. Banco Popular believes based on the information available to it that there was no knowing participation by Banco Popular or any Banco Popular employee in the former customer's activities. The law enforcement investigation could result in adverse consequences to the Corporation and Banco Popular including the possibility of civil and criminal claims being brought against Banco Popular. The Corporation cannot predict when or on what basis the investigation will conclude or its effects, if any, on the Corporation or Banco Popular.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Corporation`s common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 2001 and the previous four years, as well as cash dividends declared is contained under Table I, "Common Stock Performance", on page 16 and under the caption "Stockholders' Equity" on page 14 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         As of February 28, 2002, the Corporation had 10,860 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $29.02 per share.

         Effective January 22, 2002, Popular, Inc. redeemed all of the outstanding shares of its 8.35% Non-Cumulative Monthly Income Preferred Stock, 1994 Series A (NASDAQ: BPOPP). The redemption payment was $25.6276 per share of the Series A Preferred Stock, consisting of the redemption price plus an amount representing accrued and unpaid dividends for the current monthly dividend period up to, but excluding, the Redemption Date.

         On November 19, 2001, a shelf registration statement filed by the Corporation, PIB and PNA with the Securities and Exchange Commission on November 13, 2001, became effective. This shelf registration statement allows the Corporation, PIB and PNA to issue debt securities and preferred stock in an aggregate amount of up to $2.0 billion. On October 15, 2001, PNA issued $700 million 6 1/8% notes due October 15, 2006 and $450 million Floating Rate Notes due October 15, 2003 under its medium-term note program. The medium-term notes of PNA and any additional securities of PNA or of PIB issued under the new registration statement are fully and unconditionally guaranteed by the Corporation.

         The Corporation currently has $125 million in subordinated notes outstanding due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured, subordinated obligations, which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

         On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) ("Capital Securities") through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of BanPonce Trust I's 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA's 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). The Capital Securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consist of $154,640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,292,000 as of December 31, 2001. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities). As of December 31, 2001, the Corporation's broker/dealer subsidiary maintained $920,000 of the capital securities in its inventory. This amount represents an intercompany transaction for consolidation purposes.

         The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and foreign corporations or partnerships not engaged in trade or business within Puerto Rico at a special 10% withholding tax rate. If the recipient is a foreign corporation or partnership engaged in trade or business within Puerto Rico in a domestic corporation the dividend will be taxed at regular rates but will be allowed an 85% dividend received deduction.

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

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item appears in Table C, "Selected Financial Data", on pages 4 and 5 and the text under the caption "Earnings Analysis" on page 6 in the MD&A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows: Year ended

                                                                       Year ended December 31,
                                                          ------------------------------------------------
Ratio of Earnings to Fixed Charges:
                                                          2001       2000       1999       1998       1997
                                                          ------------------------------------------------

         Excluding Interest on Deposits                    1.8        1.6        1.7        1.8        1.8
         Including Interest on Deposits                    1.4        1.3        1.4        1.4        1.4

Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits                    1.8        1.6        1.7        1.8        1.8
         Including Interest on Deposits                    1.4        1.3        1.4        1.4        1.4

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

                                                                  Year ended December 31,
                                     ----------------------------------------------------------------------------------

     (In thousands)                     2001              2000             1999               1998              1997
                                     ----------------------------------------------------------------------------------

Long-term obligations                $4,009,211        $1,451,912        $2,127,599        $1,582,160        $1,678,696

Non-Cumulative preferred
 stock of the Corporation               100,000           100,000           100,000           100,000           100,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on page 2 through 29 under the caption "MD&A", and is incorporated herein by reference.

         Table K, "Maturity Distribution of Earning Assets", on page 19 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information regarding the market risk of the Corporation's investments appears on page 16 through 19 under the caption " MD&A", and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages 31 through 72, and on page 30 under the caption "Statistical Summary - 2000-2001 Quarterly Financial Data" in the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors, Nominees and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance", "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 18, 2002 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information under the caption "Executive Compensation Program" and under the caption "Popular, Inc. Performance Graph" of the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following financial statements and reports included on pages 31 through 72 of the financial review section of the Corporation's Annual Report to Shareholders, are incorporated herein by reference:

         (1)      Financial Statements:

                  Report of Independent Accountants
                  Consolidated Statements of Condition as of December 31, 2001
                   and 2000

                  Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001
                  Consolidated Statements of Changes in Stockholders' Equity for
                   each of the years in the three-year period ended December 31, 2001
                  Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2001
                  Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)      Exhibits

                  The exhibits listed on the Exhibits Index on page 22 of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed two reports on Form 8-K during the quarter ended December 31, 2001.

         Dated:   October 10, 2001

         Filed:   October 10, 2001

         Items reported: Item 5 - Other Events (Operational results for the quarter and nine month period ended September 30, 2001)

         Dated:   December 21, 2001

         Filed:   December 28, 2001

         Items reported: Item 5 - Other Events (Redemption of all of the outstanding shares of the 8.35% Non-Cumulative Monthly Income Preferred Sock, 1994 Series A).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      POPULAR, INC.
                                                      (Registrant)



                                        By:  S\RICHARD L. CARRION
                                             --------------------------------
                                             Richard L. Carrion
                                             Chairman of the Board, President
                                             and Chief Executive Officer
Dated: 03-13-02                              (Principal Executive Officer)
       ---------------



                                        By:  S\JORGE A. JUNQUERA
                                             --------------------------------
                                             Jorge A. Junquera
                                             Senior Executive Vice President
Dated: 03-13-02                              (Principal Financial Officer)
       ---------------



                                        By:  S\AMILCAR L. JORDAN
                                             --------------------------------
                                             Amilcar L. Jordan
                                             Senior Vice President
Dated: 03-13-02                              (Principal Accounting Officer)
       ---------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




S\RICHARD L. CARRION                    Chairman of the Board,
-------------------------------         President and Chief
Richard L. Carrion                      Executive Officer                         03-13-02
                                                                                ----------



S\ANTONIO LUIS FERRE                    Vice Chairman of
-------------------------------         the Board                                 03-13-02
Antonio Luis Ferre                                                              ----------



S\JUAN J. BERMUDEZ
-------------------------------
Juan J. Bermudez                        Director                                  03-13-02
                                                                                ----------



S\FRANCISCO J. CARRERAS
-------------------------------
Francisco J. Carreras                   Director                                  03-13-02
                                                                                ----------



S/JOSE B. CARRION
-------------------------------
Jose B. Carrion Jr.                     Director                                  03-13-02
                                                                                ----------



S\DAVID H. CHAFEY
-------------------------------
David H. Chafey Jr.                     Director                                  03-13-02
                                                                                ----------



S\HECTOR R. GONZALEZ
-------------------------------
Hector R. Gonzalez                      Director                                  03-13-02
                                                                                ----------




S\JORGE A. JUNQUERA
-------------------------------
Jorge A. Junquera                       Director                                  03-13-02
                                                                                ----------



S\MANUEL MORALES
-------------------------------
Manuel Morales Jr.                      Director                                  03-13-02
                                                                                ----------



S\ALBERTO M. PARACCHINI
-------------------------------
Alberto M. Paracchini                   Director                                  03-13-02
                                                                                ----------



S\FRANCISCO M. REXACH
-------------------------------
Francisco M. Rexach Jr.                 Director                                  03-13-02
                                                                                ----------



S\FELIX J. SERRALLES
-------------------------------
Felix J. Serralles Jr.                  Director                                  03-13-02
                                                                                ----------



S\JULIO E. VIZCARRONDO
-------------------------------
Julio E. Vizcarrondo Jr.                Director                                  03-13-02
                                                                                ----------

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
--------------------------------------------------------------------------------
      3.1     Restated Certificate of Incorporation of Popular, Inc., as
              amended (English Translation) (incorporated herein by
              reference to Exhibit 4(a) to Popular's Registration Statement
              No. 333-26941 dated May 12, 1997).
      3.2     Bylaws of Popular, Inc., as amended (incorporated herein by reference to Exhibit 4.2 of Popular's Registration Statement dated June 8, 1999).
      3.3     Form of Certificate representing Popular, Inc.'s common stock, par value $6.00 (incorporated herein by reference to Exhibit
              4.1 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13818)).
      4.3     Stockholder Protection Rights Agreement, dated as of August
              13, 1998, between Popular, Inc. and Banco Popular de Puerto
              Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated herein by
              reference to Exhibit 4.1 of Popular's Current Report on Form
              8-K (File No. 0-13818), dated August 13, 1998 and filed on
              August 21, 1998).
      4.5     Indenture, dated February 15, 1995, as supplemented by the
              First Supplemental Indenture thereto, dated May 8, 1997, each between Popular, Inc. and First National Bank of Chicago, as
              Trustee (incorporated herein by reference to Exhibit 4(d) of
              Popular's Registration Statement No. 333-26941 dated May 12,
              1997).
      4.6     Second Supplemental Indenture, dated as of August 5, 1999, to
              Popular's Indenture, dated as of February 15, 1995, each
              between Popular, Inc. and The First National Bank of Chicago,
              as Trustee (incorporated herein by reference to Exhibit 4(e)
              of Popular's Current Report on Form 8-K (File No. 0-13818),
              dated August 5, 1999 and filed on August 17, 1999).
      4.7     Subordinated Indenture dated as of November 30, 1995, between
              Popular, Inc. and First National Bank of Chicago, as Trustee
              (incorporated herein by reference to Exhibit 4(e) of Popular's
              Registration Statement No. 333-26941, dated May 12, 1997).
      4.8     Indenture, dated as of October 1, 1991, among Popular North
              America, Inc., Popular, Inc., as Guarantor, and The First
              National Bank of Chicago, as Trustee, as supplemented by the
              First Supplemental Indenture thereto, dated February 28, 1995, and by the Second Supplemental Indenture thereto, dated as of
              May 8, 1997 (incorporated herein by reference to Exhibit 4(f)
              of Popular's Registration Statement No. 333-26941, dated May
              12, 1997).
      4.9     Third Supplemental Indenture to Popular's Indenture dated as of October 1, 1991, dated as of August 8, 1999, among Popular
              North America, Inc., Popular, Inc. as Guarantor, and The First
              National Bank of Chicago, as Trustee (incorporated herein by reference to Exhibit 4(h) of Popular's Current Report on Form
              8-K (File No. 0-13818), dated August 5, 1999 and filed on
              August 17, 1999).
     4.11     Form of Fixed Rate Medium-Term Note, Series 3, of Popular,
              Inc. (incorporated herein by reference to Exhibit 4(l) of
              Popular's Current Report on Form 8-K (File No. 0-13818), dated
              May 23, 1997 and filed on June 11, 1997).
     4.12     Form of Floating Rate Medium-Term Note, Series 3, of Popular,
              Inc. (incorporated herein by reference to Exhibit 4(m) of
              Popular's Current Report on Form 8-K (File No. 0-13818), dated
              May 23, 1997 and filed on June 11, 1997).
     4.13     Form of Fixed Rate Medium-Term Note, Series D, of Popular
              North America, Inc., guaranteed by Popular, Inc. (incorporated herein by reference to Exhibit 4(n) of Popular's Current
              Report on Form 8-K (File No. 0-13818), dated May 23, 1997 and filed on June 11, 1997).
     4.14     Form of Floating Rate Medium-Term Note, Series D, of Popular
              North America, Inc., guaranteed by Popular, Inc. (incorporated herein by reference to Exhibit 4(o) of Popular's Current
              Report on Form 8-K (File No. 0-13818), dated May 23, 1997 and filed on June 11, 1997).
     4.15     Form of Fixed Rate Medium-Term Note, Series 4, of Popular,
              Inc. (incorporated herein by reference to Exhibit 4(o) of
              Popular's Current Report on Form 8-K (File No. 0-13818), dated
              August 5, 1999 and filed on August 17, 1999).
     4.16     Form of Floating Rate Medium-Term Note, Series 4, of Popular,
              Inc. (incorporated by reference to Exhibit (4)(p) of Popular's
              Current Report on Form 8-K (File No. 0-13818), dated August 5,
              1999 and filed August 17, 1999).


     4.17     Form of Fixed Rate Medium-Term Note, Series E, of Popular
              North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(q) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
              August 5, 1999 and filed on August 17, 1999).
     4.18     Form of Floating Rate Medium-Term Note, Series E, of Popular
              North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(r) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
              August 5, 1999 and filed on August 17, 1999).
     4.19     Administrative Procedures governing Medium-Term Notes, Series
              4, of Popular, Inc. (incorporated herein by reference to Exhibit 10(a) of Popular's Current Report on Form 8-K (File
              No. 0-13818), dated August 5, 1999 and filed on August 17,
              1999).
     4.20     Administrative Procedures governing Medium-Term Notes, Series
              E, of Popular North America, Inc., guaranteed by Popular, Inc.
              (incorporated herein by reference to Exhibit 10(b) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
              August 5, 1999 and filed on August 17, 1999).
     4.21     Junior Subordinated Indenture, among BanPonce Financial Corp.,
              (Popular North America, Inc.) BanPonce Corporation (Popular,
              Inc) and the First National Bank of Chicago, as Debenture
              Trustee (incorporated herein by reference to Exhibit (4)(a) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and file on February 19, 1997).
     4.22 Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.)
              as Depositor, BanPonce Corporation, (Popular, Inc.) as
              Guarantor, The First National Bank of Chicago, as Property
              Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated herein by reference to Exhibit (4)(f) of Popular's Current
              Report on Form 8-K (File No. 0-13818) dated and filed on
              February 19, 1997).
     4.23     Form of Capital Security Certificate for BanPonce Trust I
              (incorporated herein by reference to Exhibit (4)(g) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and filed on February 19, 1997).
     4.24     Guarantee Agreement relating to BanPonce Trust I, by and among
              BanPonce Financial Corp., (Popular North America, Inc.) as
              Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional
              Guarantor, and the First National Bank of Chicago, as
              Guarantee Trustee (incorporated herein by reference to Exhibit
              (4)(h) of Popular's Current Report on Form 8-K (File No.
              0-13818), dated and filed on February 19, 1997).
     4.25     Form of Junior Subordinated Deferrable Interest Debenture for
              BanPonce Financial Corp. (Popular North America, Inc.)
              (incorporated herein by reference to Exhibit (4)(i) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and filed on February 19, 1997).
     4.26 Form of Subordinated Note of Popular, Inc. (incorporated herein by reference to Exhibit 4.10 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File
              No. 0-13818).
     10.1     Annual Management Incentive Compensation Plan for certain
              Division Supervisors approved in January, 1987 (incorporated herein by reference to Exhibit 10.8 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File
              No. 0-13818)).
     10.2     Amendment to Popular, Inc. Senior Executive Long-Term
              Incentive Plan, dated April 23, 1998 (incorporated herein by reference to Exhibit 10.8.2. of Popular's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1998 (File
              No. 0-13818)).
     10.3 Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular's Registration Statement on Form S-8, dated May 10, 2001).
     10.4     Amended and Restated 364-day Credit Agreement, dated as of
              October 10, 2001, among Popular, Inc. and Popular North
              America, Inc., the lenders named therein and The Chase
              Manhattan Bank as Administrative Agent for an aggregate principal amount of $315,000,000.
     10.5     Interest Calculation Agency Agreement, dated as of August 6,
              1999, between Popular, Inc. and The First National Bank of
              Chicago (incorporated herein by reference to Exhibit 10(c) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
              August 5, 1999 and filed on August 17, 1999).

      10.6    Interest Calculation Agency Agreement, dated as of August 6,
              1999, between Popular North America, Inc. and The First
              National Bank of Chicago (incorporated herein by reference to Exhibit 10(d) of Popular's Current Report on Form 8-K (File
              No. 0-13818), dated August 5, 1999 and filed on August 17,
              1999).
      10.7    Amendment No. 1, dated May 23, 1997, to the Distribution
              Agreement, dated October 6, 1995, among Popular, Inc., Merrill
              Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities
              Inc., Credit Suisse First Boston Corporation and First Chicago
              Capital Markets, Inc. (incorporated herein by reference to Exhibit 1(c) of Popular's Current Report on Form 8-K (File No.
              0-13818), dated May 23, 1997, and filed on June 11, 1997).
      10.8    Amendment No. 2, dated August 6, 1999, to the Distribution
              Agreement, dated October 6, 1995, among Popular, Inc., Merrill
              Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse
              First Boston Corporation, Chase Securities Inc. and Popular
              Securities, Inc. (incorporated herein by reference to Exhibit
              1(d) of Popular's Current Report on Form 8-K (File No.
              0-13818), dated August 5, 1999 and filed on August 17, 1999).
      10.9    Distribution Agreement, dated October 11, 1991, among BanPonce
              Financial Corp., BanPonce Corporation, Merrill Lynch, Pierce,
              Fenner & Smith Incorporated and The First Boston Corporation
              (incorporated herein by reference to Exhibit 1(d) of Popular's
              Current Report on Form 8-K (File No. 0-13818), dated May 23,
              1997 and filed on June 11, 1997).
     10.10    Amendment No. 1, dated December 2, 1993, to the Distribution
              Agreement, dated October 11, 1991, among BanPonce Financial
              Corp., BanPonce Corporation, Merrill Lynch, Pierce, Fenner &
              Smith Incorporated and Credit Suisse First Boston Corporation
              (incorporated herein by reference to Exhibit 1(d) of Popular's
              Current Report on Form 8-K (File No. 0-13818), dated May 23,
              1997 and filed on June 11, 1997).
     10.11    Amendment No. 3, dated May 23, 1997, to the Distribution
              Agreement, dated October 11, 1991, among Popular North
              America, Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, Chase Securities Inc., Credit Suisse First
              Boston Corporation and First Chicago Capital Markets, Inc.
              (incorporated herein by reference to Exhibit 1(d) of Popular's
              Current Report on Form 8-K (File No. 0-13818), dated May 23,
              1997 and filed on June 11, 1997).
     10.12    Amendment No. 4, dated August 6, 1999, to the Distribution
              Agreement, dated October 6, 1991, among Popular North America,
              Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Credit Suisse First Boston Corporation, Chase
              Securities Inc. and Popular Securities, Inc. (incorporated herein by reference to Exhibit 1(i) of Popular's Current
              Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
     10.13    Banco Popular de Puerto Rico Employees' Stock Plan (Puerto Rico)
              (incorporated herein by reference to Popular's Registration
              Statement on Form S-8 (333-80169), dated June 8, 1999).
              (Incorporated herein by reference to Exhibit 10.15 of Popular's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2000).
     10.13a   Certificate of Resolution of the Board of Director of Banco
              Popular de Puerto Rico, authorizing Amendments to the Banco
              Popular de Puerto Rico Employees' Stock Plan (Puerto Rico).
              (Incorporated herein by reference to Exhibit 10.15a of Popular's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2000).
     10.14    Distribution Agreement of the Banco Popular de Puerto Rico Bank
              Notes, dated September 24, 1996, among Banco Popular de Puerto
              Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First
              Boston Corporation. (Incorporated herein by reference to Exhibit
              10.16 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.15 Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico,
              Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First
              Boston Corporation. (Incorporated herein by reference to Exhibit
              10.17 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.16    Issuing and Paying Agency Agreement of the Banco Popular de Puerto
              Rico Bank Notes, dated September 24, 1996, among Banco Popular de
              Puerto Rico and The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.18 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.17    Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency
              Agreement, dated September 24, 1996, among Banco Popular de Puerto
              Rico and The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.19 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). (Incorporated herein by reference to Exhibit 10.19 of Popular's Annual Report on Form
              10-K for the fiscal year ended December 31, 2000).
     10.18    Interest Calculation Agreement of the Banco Popular de Puerto Rico
              Notes, dated September 24, 1996, among Banco Popular de Puerto
              Rico and The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.20 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

     10.19    Amendment No. 1, dated May 12, 2000 to the Interest Calculation
              Agreement, dated September 24, 1996, among Banco Popular de Puerto
              Rico and The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.21 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.20    Amended Administrative Procedures for Fixed and Floating Rate Bank
              Notes, dated May 12, 2000 to Exhibit G of The Distribution
              Agreement, dated September 24, 1996, among Banco Popular de Puerto
              Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith
              Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First
              Boston Corporation. (Incorporated herein by reference to Exhibit
              10.22 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.21    Form of Global Fixed and Floating Rate Bank Note of the Banco
              Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000.
              (Incorporated herein by reference to Exhibit 10.23 of Popular's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2000).
     10.22 Amended and Restated Credit Agreement, dated October 13, 2000, among Popular, Inc., Popular North America, Inc., The Lenders named Herein, The Chase Manhattan Bank, as Administrative Agent for The Lenders and Bank One, N.A. and Barclays Bank PLC-Miami
              Agency, as Agents for the Lenders and Chase Securities, Inc., as advisor, arranger and book manager. (Incorporated herein by reference to Exhibit 10.24 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
     10.23    Distribution Agreement, dated October 6, 1995, among BanPonce
              Corporation (Popular, Inc.), Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, Credit Suisse First Boston Corporation and
              First Chicago Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.7 of Popular's Annual Report on Form
              10-K for the fiscal year ended December 31, 1999 (File No.
              0-13818).
     10.24    Amendment No. 2, dated October 6, 1995, to The Distribution
              Agreement, dated October 11, 1991, as amended on December 2,
              1993, and supplemented on June 16, 1993 and August 1, 1994, among BanPonce Financial Corp. (Popular North America, Inc.),
              BanPonce Corporation (Popular, Inc.), Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, Credit Suisse First Boston
              Corporation and First Chicago Capital Markets, Inc.
              (incorporated herein by reference to Exhibit 10.12 of Popular's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999 (File No. 0-13818).

     12.1     Computation of Ratio of Earnings to Fixed Charges.

     13.1     Popular's Annual Report to Shareholders for the year ended
              December 31, 2001.

     21.1     Schedule of Subsidiaries of Popular, Inc.

     23.1     Consent of Independent Accountants.

     99.1     Popular's Proxy Statement for the April 30, 2002 Annual
              Meeting of Stockholders.

              Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.