Form 10-Q
period 2002-03-31
POPULAR INC
filed 2002-05-10
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended March 31, 2002       Commission file number 0 - 13818
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

                           Yes  [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                         136,567,253
   ----------------------------          --------------------------------------
         (Title of Class)                (Shares Outstanding as of May 10, 2002)

                                  POPULAR, INC.

                                      INDEX

Part I - Financial Information                                                    Page
------------------------------                                                   ------
   Item 1.  Financial Statements

     Unaudited Consolidated Statements of Condition as of March 31, 2002,
       December 31, 2001 and March 31, 2001                                          3

     Unaudited Consolidated Statements of Income for the quarters ended
       March 31, 2002 and 2001                                                       4

     Unaudited Consolidated Statements of Comprehensive Income for
       the quarters ended March 31, 2002 and 2001                                    5

     Unaudited Consolidated Statements of Cash Flows for the quarters ended
       March 31, 2002 and 2001                                                       6

     Notes to unaudited Consolidated Financial Statements                         7-26

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                          27-42

   Item 3. Quantitative and Qualitative Disclosures about Market Risk               38


Part II - Other Information
---------------------------
   Item 1.  Legal proceedings                                                       41

   Item 2.  Changes in securities - None                                           N/A

   Item 3.  Defaults upon senior securities - None                                 N/A

   Item 4.  Submission of matters to a vote of security holders                    N/A

   Item 5.  Other information                                                       42

   Item 6.  Exhibits and reports on Form 8-K                                        42

     ---    Signature                                                               43

         FORWARD-LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market and liquidity risks and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors could cause actual results to differ from those contemplated by such forward-looking statements.

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                        MARCH 31,       December 31,       March 31,
(In thousands)                                                            2002              2002              2001
-----------------------------------------------------------------     ------------      ------------      ------------
ASSETS
Cash and due from banks                                               $    383,927      $    606,142      $    639,808
-----------------------------------------------------------------     ------------      ------------      ------------
Money market investments:
  Federal funds sold and securities purchased under
   agreements to resell                                                    716,123           820,332           961,126
  Time deposits with other banks                                             3,056             3,056             8,397
  Banker's acceptances                                                         409               402               776
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                           719,588           823,790           970,299
-----------------------------------------------------------------     ------------      ------------      ------------
Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge                3,330,865         4,056,655         2,996,080
     Other investment securities available-for-sale                      6,070,293         5,227,746         4,685,210
Investment securities held-to-maturity, at amortized cost                  202,022           592,360           312,170
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge                  225,978           244,916           148,149
     Other trading securities                                               73,437            25,270            69,721
Loans held-for-sale, at lower of cost or market value                      900,461           939,488           834,242
-----------------------------------------------------------------     ------------      ------------      ------------
Loans:
   Loans pledged with creditors' right to repledge                         233,442           301,706                --

   Other loans                                                          17,442,558        17,254,323        16,007,197
       Less - Unearned income                                              319,537           326,966           331,962
              Allowance for loan losses                                    341,744           336,632           305,295
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                        17,014,719        16,892,431        15,369,940
-----------------------------------------------------------------     ------------      ------------      ------------

Premises and equipment                                                     404,842           405,705           403,263
Other real estate                                                           34,550            31,533            27,638
Accrued income receivable                                                  191,118           186,143           202,088
Other assets                                                               549,197           496,855           418,056
Goodwill and other intangible assets                                       216,369           215,642           235,494
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                      $ 30,317,366      $ 30,744,676      $ 27,312,158
=================================================================     ============      ============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                              $  3,100,625      $  3,281,841      $  3,001,269
    Interest bearing                                                    13,423,529        13,088,201        12,091,910
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                        16,524,154        16,370,042        15,093,179
  Federal funds purchased and securities sold under
    agreements to repurchase                                             4,564,815         5,751,768         4,053,012
  Other short-term borrowings                                            2,252,679         1,827,242         3,067,197
  Notes payable                                                          3,996,616         3,735,131         2,233,968
  Other liabilities                                                        524,350           512,686           465,917
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                        27,862,614        28,196,869        24,913,273
-----------------------------------------------------------------     ------------      ------------      ------------
  Subordinated notes                                                       125,000           125,000           125,000
-----------------------------------------------------------------     ------------      ------------      ------------

  Preferred beneficial interest in Popular North America's
    junior subordinated deferrable interest debentures guaranteed
     by the Corporation                                                    144,000           149,080           150,000
-----------------------------------------------------------------     ------------      ------------      ------------
  Commitments and contingencies (See Note 8)
-----------------------------------------------------------------     ------------      ------------      ------------
Minority interest in consolidated subsidiaries                                 925               909               911
-----------------------------------------------------------------     ------------      ------------      ------------

Stockholders' equity:
  Preferred stock                                                               --           100,000           100,000
  Common stock                                                             833,121           832,498           830,934
  Surplus                                                                  270,766           268,544           262,748
  Retained earnings                                                      1,116,963         1,057,724           915,394
  Treasury stock-at cost                                                   (66,363)          (66,136)          (66,136)
  Accumulated other comprehensive income, net of tax
   of $17,197 (December 31, 2001 - $27,918; March 31,
   2001 - $27,283)                                                          30,340            80,188            80,034
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                         2,184,827         2,272,818         2,122,974
-----------------------------------------------------------------     ------------      ------------      ------------
                                                                      $ 30,317,366      $ 30,744,676      $ 27,312,158
=================================================================     ============      ============     ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                      Quarters ended
                                                                         March 31,

(Dollars in thousands, except per share information)              2002                2001
-----------------------------------------------------          ---------           ---------
INTEREST INCOME:
 Loans                                                         $ 372,221           $ 393,565
 Money market investments                                          7,785              15,306
 Investment securities                                           111,911             138,059
 Trading securities                                                3,502               3,521
-----------------------------------------------------          ---------           ---------
                                                                 495,419             550,451
-----------------------------------------------------          ---------           ---------
INTEREST EXPENSE:
 Deposits                                                        112,931             132,777
 Short-term borrowings                                            44,443             119,118
 Long-term debt                                                   53,030              42,839
-----------------------------------------------------          ---------           ---------
                                                                 210,404             294,734
-----------------------------------------------------          ---------           ---------
Net interest income                                              285,015             255,717
Provision for loan losses                                         54,454              50,034
-----------------------------------------------------          ---------           ---------
Net interest income after provision for loan losses              230,561             205,683
Service charges on deposit accounts                               38,973              34,658
Other service fees                                                61,687              58,694
(Loss) gain on sale of investment securities                      (4,010)                290
Trading account (loss) profit                                     (1,030)                188
Gain (loss) on derivatives                                           511                (631)
Gain on sale of loans                                             17,566               9,149
Other operating income                                            17,111              13,173
-----------------------------------------------------          ---------           ---------
                                                                 361,369             321,204
-----------------------------------------------------          ---------           ---------
OPERATING EXPENSES:
Personnel costs:
Salaries                                                          88,561              77,778
Profit sharing                                                     4,940               5,097
Pension and other benefits                                        26,801              22,019
-----------------------------------------------------          ---------           ---------
                                                                 120,302             104,894
 Net occupancy expenses                                           19,030              17,195
 Equipment expenses                                               24,765              24,127
 Other taxes                                                       9,549               8,810
 Professional fees                                                17,507              15,939
 Communications                                                   13,273              11,887
 Business promotion                                               13,367              10,545
 Printing and supplies                                             4,509               4,319
 Other operating expenses                                         17,321              15,931
 Amortization of intangibles                                       2,543               6,876
-----------------------------------------------------          ---------           ---------
                                                                 242,166             220,523
-----------------------------------------------------          ---------           ---------
Income before income tax, minority interest and
cumulative effect of accounting change                           119,203             100,681
Income tax                                                        30,148              27,151
Net (gain) loss of minority interest                                 (11)                 16
-----------------------------------------------------          ---------           ---------
Income before cumulative effect of accounting change              89,044              73,546
Cumulative effect of accounting change, net of tax                    --                 686
-----------------------------------------------------          ---------           ---------
NET INCOME                                                     $  89,044           $  74,232
=====================================================          =========           =========
NET INCOME APPLICABLE TO COMMON STOCK                          $  86,534           $  72,145
=====================================================          =========           =========
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)                  $    0.63           $    0.53
=====================================================          =========           =========
DIVIDENDS DECLARED PER COMMON SHARE                            $    0.20           $    0.16
=====================================================          =========           =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                 Quarters ended
                                                                                    March 31,

(In thousands)                                                               2002               2001
-----------------------------------------------------------------          --------           ---------

Net  Income                                                                $ 89,044           $  74,232
-----------------------------------------------------------------          --------           ---------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustment                                      (137)               (126)
  Unrealized (losses) gains on securities:
    Unrealized holding (losses) gains arising during the
     quarter, net of tax of ($11,663) (2001 - $25,903)                      (51,124)             77,098
    Less: reclassification adjustment for (losses) gains included
      in net income, net of tax of ($1,562) (2001- $78)                      (2,447)                212
   Net loss on cash flow hedges                                              (1,128)               (652)
    Less: reclassification adjustment for losses included
      in net income, net of tax of ($63) (2001 - ($112))                       (100)               (175)
   Cumulative effect of accounting change                                                           254
    Less: reclassification adjustment for gains (losses) included
      in net income, net of tax of ($37) in 2001                                  6                 (61)
-----------------------------------------------------------------          --------           ---------

   Total other comprehensive (loss) income                                 ($49,848)          $  76,598
-----------------------------------------------------------------          --------           ---------

   Comprehensive income                                                    $ 39,196           $ 150,830
=================================================================          ========           =========


DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME:


                                                                       MARCH 31,        December 31,        March 31,
(In thousands)                                                            2002             2001               2001
-----------------------------------------------------------------     ------------      ------------      ------------
Foreign currency translation adjustment                               $     (1,593)     $     (1,456)     $     (1,010)
Unrealized gains on securities                                              32,499            81,176            81,206
Unrealized (losses) gains on derivatives                                      (950)               78              (477)
Cumulative effect of accounting change                                         384               390               315
-----------------------------------------------------------------     ------------      ------------      ------------

Accumulated other comprehensive income                                $     30,340      $     80,188      $     80,034
=================================================================     ============      ============      ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              For the quarters ended
                                                                                     March 31,
(In thousands)                                                              2002                2001
-----------------------------------------------------------------       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $    89,044         $    74,232
-----------------------------------------------------------------       -----------         -----------
  Adjustments to reconcile net income to net cash provided
    By operating activities:
     Depreciation and amortization of premises and equipment                 19,208              19,187
     Provision for loan losses                                               54,454              50,034
     Amortization of intangibles                                              2,543               6,876
     Net loss (gain) on sale of investment securities
       available-for-sale                                                     4,010                (290)
     Net (gain) loss on derivatives                                            (511)                631
     Net gain on disposition of premises and equipment                          (11)                (51)
     Net (gain) loss on sale of loans, excluding loans held-for-sale         (2,826)                 75
     Net amortization of premiums and accretion of discounts
       on investments                                                         4,309                 345
     Net decrease (increase) in loans held-for-sale                          39,027             (10,341)
     Net amortization of deferred loan fees and costs                         4,556               5,585
     Net increase in trading securities                                     (29,229)            (64,797)
     Net (increase) decrease in income receivable                            (4,975)                452
     Net (increase) decrease in other assets                                (29,473)             11,635
     Net decrease in interest payable                                        (9,834)            (33,536)
     Net increase in deferred and current taxes                              11,936              18,202
     Net increase in postretirement benefit obligation                        1,494               5,190
     Net increase in other liabilities                                        9,166               7,851
-----------------------------------------------------------------          --------           ---------
Total adjustments                                                            73,844              17,048
-----------------------------------------------------------------          --------           ---------
Net cash provided by operating activities                                   162,888              91,280
-----------------------------------------------------------------          --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                  104,202              98,319
  Purchases of investment securities held-to-maturity                      (132,401)         (1,275,544)
  Maturities of investment securities held-to-maturity                      524,322           1,318,287
  Purchases of investment securities available-for-sale                  (2,113,882)           (774,340)
  Maturities of investment securities available-for-sale                  1,111,094           1,675,535
  Proceeds from sales of investment securities available-for-sale           809,302             217,115
  Net disbursements on loans                                               (209,788)           (478,271)
  Proceeds from sale of loans                                               221,705             104,922
  Acquisition of loan portfolios                                           (210,395)           (157,698)
  Acquisition of premises and equipment                                     (19,837)            (18,132)
  Proceeds from sale of premises and equipment                                1,504               1,505
-----------------------------------------------------------------          --------           ---------
Net cash provided by investing activities                                    85,826             711,698
-----------------------------------------------------------------          --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                  161,347             288,272
  Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                   (1,186,952)           (911,103)
  Net increase (decrease) in other short-term borrowings                    425,437          (1,302,015)
  Net proceeds of notes payable and capital securities                      256,405           1,057,056
  Dividends paid                                                            (27,785)            (23,850)
  Proceeds from issuance of common stock                                      2,846               2,342
  Redemption of preferred stock                                            (102,000)
  Treasury stock (acquired) sold                                               (227)                 77
-----------------------------------------------------------------          --------           ---------
Net cash used in financing activities                                      (470,929)           (889,221)
-----------------------------------------------------------------          --------           ---------
Net decrease in cash and due from banks                                    (222,215)            (86,243)
Cash and due from banks at beginning of period                              606,142             726,051
-----------------------------------------------------------------          --------           ---------
Cash and due from banks at end of period                                $   383,927         $   639,808
=================================================================       ===========         ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a bank holding company offering a full range of financial services through banking offices in Puerto Rico, the United States and the U.S. and British Virgin Islands. The Corporation is also engaged in mortgage and consumer lending, auto and lease financing, investment banking and broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its non-banking subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 14 to the consolidated financial statements presents further information about the Corporation's business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair presentation of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2002 presentation.

NOTE 2 - ACCOUNTING CHANGES

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, adopted by the Corporation in 2001, supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Corporation reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 31, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) repeals the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment,
(3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Corporation adopted the provisions of SFAS No. 142 in the first quarter of 2002. Based on the provisions of SFAS No. 142, the Corporation will no longer record approximately $4,349 of amortization during each quarter relating to existing goodwill, as adjusted for the reclassification just mentioned. During the quarter, the Corporation also evaluated the useful lives assigned to its intangible assets, which were deemed adequate.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, the entity has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the entity's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

The Corporation completed all transitional impairment tests during the first quarter of 2002, and has determined that there are no impairment losses to be recognized in the period as a cumulative effect of accounting change.

The following tables present the reconciliation of reported net income and earnings per share (EPS)(basic and diluted) adjusted to exclude the amortization expense recognized in the period prior to the adoption of SFAS No. 142.

(In thousands)                                   AS OF MARCH 31, 2001
Reported Net Income                                   $74,232
Add: Goodwill amortization, net of
tax and profit sharing expense                          4,140
-------------------------------------------------------------

Adjusted Net Income                                   $78,372
=============================================================

                                                 AS OF MARCH 31, 2001
Reported EPS                                           $ 0.53
Add: Goodwill amortization, net of tax and
profit sharing expense                                   0.03
-------------------------------------------------------------

Adjusted EPS                                           $ 0.56
=============================================================

With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired intangible assets with definite lives.

Refer to Note 7 to the consolidated financial statements for further disclosures required by SFAS No. 142.

Accounting for the Impairment or Disposal of Long-Lived Assets

In January 2002, the Corporation adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" issued by the Financial Accounting Standards Board. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope and, therefore, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Also, the Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material effect on the consolidated financial statements of the Corporation.

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

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investments securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of March 31, 2002, December 31, 2001 and March 31, 2001 were as follows:

                                                                                      AS OF MARCH 31, 2002
                                                                      AMORTIZED    GROSS UNREALIZED  GROSS UNREALIZED       MARKET
(In thousands)                                                           COST            GAINS            LOSSES            VALUE
--------------------------------------------------------------        ----------   ----------------  ----------------     ----------
   U.S. Treasury securities (average maturity of 9 months)            $  560,091        $ 11,706        $       13        $  571,784
   Obligations of other U.S. Government agencies and
       Corporations (average maturity of  4 years and 8 months)        5,070,786          28,385            66,048         5,033,123
   Obligations of Puerto Rico, states and political
       subdivisions (average maturity of 8 years and
       8 months)                                                          96,806           3,477               188           100,095
   Collateralized mortgage obligations (average maturity of
       20 years and 5 months)                                          2,449,183          12,097             7,392         2,453,888
   Mortgage-backed securities (average maturity of 22
       years and 5 months)                                               826,041           9,167             6,706           828,502
   Equity securities (without contractual maturity)                      258,313          55,705                14           314,004
   Others (average maturity of 17 years and 9 months)                     97,591           2,175                 4            99,762
   -----------------------------------------------------------        ----------        --------        ----------        ----------
                                                                      $9,358,811        $122,712        $   80,365        $9,401,158
   ===========================================================        ==========        ========        ==========        ==========

                                                                                        AS OF DECEMBER 31, 2001
                                                                      Amortized     Gross Unrealized  Gross Unrealized     Market
   (In thousands)                                                        Cost             Gains            Losses           Value
   -----------------------------------------------------------        ----------    ----------------  ----------------    ----------
   U.S. Treasury securities (average maturity of 1 year and 1
     month)                                                           $  650,247        $ 18,622                --        $  668,869
   Obligations of other U.S. Government agencies and
       Corporations (average maturity of  4 years and 7 months)        5,208,568          64,393        $   34,558         5,238,403
   Obligations of Puerto Rico, States and political
       subdivisions (average maturity of 8 years and
       5 months)                                                         101,643           3,920               167           105,396
   Collateralized mortgage obligations (average maturity of
       21 years and 10 months)                                         2,241,827           8,161             7,902         2,242,086
   Mortgage-backed securities (average maturity of 24
       years and 10 months)                                              635,822           9,260             3,512           641,570
   Equity securities (without contractual maturity)                      231,474          48,475                10           279,939
   Others (average maturity of 17 years and 6 months)                    105,393           2,749                 4           108,138
   -----------------------------------------------------------        ----------        --------        ----------        ----------
                                                                      $9,174,974        $155,580        $   46,153        $9,284,401
   ===========================================================        ==========        ========        ==========        ==========

                                                                                   AS OF MARCH 31, 2001
                                                                   Amortized   Gross Unrealized  Gross Unrealized      Market
   (In thousands)                                                     Cost            Gains           Losses            Value
-----------------------------------------------------------        ----------  ----------------  -----------------    ----------
U.S. Treasury securities (average maturity of 1 year and 5 months) $  737,645        $15,534                --        $  753,179

Obligations of other U.S. Government agencies and
    Corporations (average maturity of 4 years and 8 months)         4,304,337         43,838        $   11,033         4,337,142

Obligations of Puerto Rico, States and political
    Subdivisions (average maturity of 9 years and 6 months)            65,780          2,535               472            67,843
Collateralized mortgage obligations (average maturity of
    23 years and 8 months)                                          1,634,808          8,130               829         1,642,109
Mortgage-backed securities (average maturity of 24
    years and 1 month)                                                486,585          7,339               128           493,796
Equity securities (without contractual maturity)                      233,808         42,094                --           275,902
Others (average maturity of 15 years and 7 months)                    109,142          2,411               234           111,319
-----------------------------------------------------------        ----------        -------        ----------        ----------
                                                                   $7,572,105        $121,881       $   12,696        $7,681,290
===========================================================        ==========        =======        ==========        ==========

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

NOTE 4  - INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of March 31, 2002, December 31, 2001 and March 31, 2001 were as follows:

                                                                                    AS OF MARCH 31, 2002
                                                                   AMORTIZED    GROSS UNREALIZED  GROSS UNREALIZED      MARKET
(In thousands)                                                       COST             GAINS           LOSSES            VALUE
-----------------------------------------------------------        ----------   ----------------  ----------------    ----------
Obligations of other U.S. Government agencies and
   Corporations (average maturity of 1 month)                      $   19,902             --        $        4        $   19,898
Obligations of Puerto Rico, States and political
   Subdivisions (average maturity of 9 years and 10 months)            99,144        $ 2,049                34           101,159
Collateralized mortgage obligations (average maturity of 22 years
  and 5 months)                                                         1,354             --                82             1,272
 Others (average maturity of 3 years)                                  81,622            639               291            81,970
-----------------------------------------------------------        ----------        -------        ----------        ----------
                                                                   $  202,022        $ 2,688        $      411        $  204,299
===========================================================        ==========        =======        ==========        ==========

                                                                                    AS OF DECEMBER 31, 2001
                                                                  Amortized    Gross Unrealized  Gross Unrealized       Market
(In thousands)                                                      Cost             Gains           Losses             Value
----------------------------------------------------------        ----------   ----------------   ---------------     ---------
Obligations of other U.S. Government agencies and
   Corporations (average maturity of 1 month)                      $  416,980        $     4                          $  416,984
Obligations of Puerto Rico, States and political
   Subdivisions (average maturity of 13 years and 8
   months)                                                             92,522          4,485       $        48            96,959
Collateralized mortgage obligations (average maturity
  of 22 years and 9 months)                                             1,430             --               114             1,316
Others (average maturity of 3 years and 4 months)                      81,428            279               551            81,156
-----------------------------------------------------------        ----------        -------        ----------        ----------
                                                                   $  592,360        $ 4,768        $      713        $  596,415
===========================================================        ==========        =======        ==========        ==========

                                                                                    AS OF MARCH 31, 2001
                                                                  Amortized    Gross Unrealized  Gross Unrealized       Market
(In thousands)                                                      Cost             Gains            Losses            Value
----------------------------------------------------------        ----------   ----------------  ----------------     ---------
Obligations of other U.S. Government agencies and
   Corporations (average maturity of 1 month)                      $  118,441      $      61       $        20        $  118,482
Obligations of Puerto Rico, States and political
   Subdivisions (average maturity of 11 years and 5
   months)                                                             88,204          3,801               226            91,779
Collateralized mortgage obligations (average maturity
   of 23 years and 2 months)                                            1,578             28                --             1,606

Others (average maturity of 3 years and 5 months)
                                                                      103,947             --             2,939           101,008
-----------------------------------------------------------        ----------        -------        ----------        ----------
                                                                   $  312,170        $ 3,890        $    3,185        $  312,875
===========================================================        ==========        =======        ==========        ==========

NOTE 5 - PLEDGED ASSETS

Securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other borrowings. The classification and carrying amount of the Corporation's pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

                                                                        MARCH 31,       December 31,        March 31,
(In thousands)                                                            2002              2001              2001
-----------------------------------------------------------------     ------------      ------------      ------------
Investment securities available-for-sale                              $  1,947,521      $  1,973,552      $  1,517,743
Investment securities held-to-maturity                                       4,215             5,110             5,975
Loans                                                                    1,570,726         1,413,789           929,658
-----------------------------------------------------------------     ------------      ------------      ------------

                                                                      $  3,522,462      $  3,392,451      $  2,453,376
=================================================================     ============      ============      ============

Securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate caps, forwards and future contracts, interest rate swaptions, foreign exchange contracts and interest-rate caps, floors and put options embedded in interest bearing contracts.

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of March 31, 2002 the total amount (net of tax) included in accumulated other comprehensive income pertaining to forward contracts was an unrealized loss of $379. These contracts have a maximum maturity of 46 days.

To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market and at the same time into foreign exchange contracts with third parties under the same terms and conditions. As of March 31, 2002, the Corporation included $2 and $2 in other assets and other liabilities, respectively, pertaining to the fair value of these contracts.

The Corporation purchased interest rate caps as part of securitization transactions in order to limit the interest rate payable to the security holders. These contracts qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. As of March 31, 2002, the fair market value of these interest rate caps was $3,370 included in other assets and the amount included in accumulated other comprehensive income was a loss of $571. These contracts have a maximum maturity of 7.8 years. As part of these contracts, during the first quarter of 2002 the Corporation reclassified a loss of $10 from other comprehensive income into earnings related to the ineffective portion of its hedging instruments.

The Corporation enters into options on swaps ("swaption") derivative securities, which combine the characteristics of interest rate swaps and options. These swaptions are related to certificates of deposit with returns linked to the Standard and Poor's 500 index through an embedded option, which has been bifurcated from the host contract, and in accordance with the pronouncement does not qualify for hedge accounting. As of March 31, 2002, the Corporation had recognized a derivative asset of $5,901 based on the fair value of the swaptions and a derivative liability of $7,586 based on the fair value of the bifurcated option, these amounts are included in other assets and deposits, respectively.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific term and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps do not qualify as hedges in accordance with SFAS No. 133, as amended, and therefore changes in fair value of the derivatives are recorded in the statement of income. For the quarter ended March 31, 2002, the Corporation recognized a gain of $511 as a result of the changes in fair value of the non-hedging derivatives.

The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contract and therefore, as stated in SFAS No. 133, are not bifurcated from the host contract.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 requires that goodwill and other indefinite live intangible assets be tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit, with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment is unnecessary. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Corporation uses the expected present value of future cash flows and market price multiples of comparable companies to determine the fair value of each reporting unit. The cost of equity used to discount the cash flows was calculated using the Capital Asset Pricing Model.

The Corporation's management has defined the reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. For presentation purposes, these reporting units have been aggregated by reportable segments based on the provisions of SFAS No. 131 "Segment Reporting." These have been defined as follows: Commercial Banking, Mortgage and Consumer Lending, Auto and Lease Financing and Other. All the operating segments and components that constitute reporting units were determined evaluating the nature of the products and services offered, types of customers, methods used to distribute their products and provide their services, and the nature of their regulatory environment, as well as other similar economic characteristics. Goodwill has been allocated to each reporting unit.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:

                                                                  As of March 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                           Mortgage and      Auto and
                                           Commercial        Consumer          Lease
(In thousands)                              Banking           Lending        Financing        Other            Total
---------------------------------          ----------      -------------     ---------       -------          --------
Balance as of January 1, 2002              $110,482          $8,349          $6,727          $52,286          $177,844
Goodwill acquired during the year                               536                                                536
---------------------------------          --------          ------          ------          -------          --------
Balance as of March 31, 2002               $110,482          $8,885          $6,727          $52,286          $178,380
=================================          ========          ======          ======          =======          ========

As of March 1, 2002, December 31, 2001 and March 31, 2001, goodwill totaled $178,380, $177,844 and $189,792, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of March 31, 2002, December 31, 2001 and March 31, 2001:

                                                As of March 31, 2002
--------------------------------------------------------------------------
                                                             Accumulated
(In thousands)                               Book Value     Amortization
---------------------------------------      ----------     ------------
Core Deposits                                 $ 37,505      $     49,826
Covenants not to compete                           121                81
Credit-based customer relationships                363             7,941
---------------------------------------      ---------      ------------
Total                                         $ 37,989      $     57,848
=======================================      =========      ============

                                               As of December 31, 2001
--------------------------------------------------------------------------
                                                               Accumulated
(In thousands)                               Book Value       Amortization
---------------------------------------      ----------       ------------
Core Deposits                                $  36,933        $     47,671
Covenants not to compete                           126                  76
Credit-based customer relationships                739               7,565
---------------------------------------      ---------        ------------
Total                                        $  37,798        $     55,312
=======================================      =========        ============

                                                As of March 31, 2001
--------------------------------------------------------------------------
                                                               Accumulated
(In thousands)                               Book Value       Amortization
---------------------------------------      ----------       ------------
Core Deposits                                $  43,700        $     41,787
Covenants not to compete                           134                  68
Credit-based customer relationships              1,868               6,436
---------------------------------------      ---------        ------------
Total                                        $  45,702        $     48,291
=======================================      =========        ============

During the quarter ended March 31, 2002, the Corporation recognized $2,555 in core deposits associated with the purchase of various branches from a financial institution in Puerto Rico. This intangible has a weighted average life of 10 years.

During the quarter ended March 31, 2002, the Corporation recognized $2,543 in amortization expense related to other intangible assets with definite lives. This expense totaled $2,527 for the quarter ended March 31, 2001, excluding the effect of goodwill amortization.

The following table presents the estimated aggregate amortization expense for each of the following fiscal years:

             (In thousands)
             --------------
2002            $8,940
2003             7,443
2004             6,752
2005             5,150
2006             5,005
2007             3,330

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which, at March 31, 2002, amounted to $13,651 and $78,087 respectively (March 31, 2001 - $11,049 and $118,846; December 31, 2001 -
$16,846 and $87,810). There are also outstanding other commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements. No losses are anticipated as a result of these transactions.

As of March 31, 2002, the Corporation has an outstanding commitment, entered into during 2001, to purchase $100,000 of mortgage loans from another institution with the option of purchasing $75 million in additional loans. The commitment expires on June 30, 2003. As of March 31, 2002, $50,000 in loans have been purchased under this agreement.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations.

NOTE 9 - STOCK OPTION PLAN

During 2002, options for 394,367 common shares were awarded under the Corporation's Stock Option Plan with exercise prices ranging from $28.78 to $28.84. The exercise price equaled the share's market price at the date of grant. The weighted average exercise price of these options was $28.84 at March 31, 2002. The weighted average remaining contractual life at March 31, 2002 was
9.9 years. No options were exercisable at March 31, 2002. The Corporation's Stock Option Plan was approved by the Corporation's Board of Directors on April 23, 2001, as a result, no options for common shares had been awarded as of March 31, 2001.

No compensation cost was recognized during the period ended March 31, 2002, since the exercise price of the stock options equals the market price of the stock on the date of grant. Had the Corporation elected to recognize compensation cost for options granted in 2002, consistent with the fair value method of accounting of SFAS 123, the pro forma net income and pro forma earnings per common share would have been as follows:

                                                                             Quarter ended
                                                                               March 31,
 (In thousands, except per share information)
                                                                        2002                2001
--------------------------------------------------------------------------------------------------
Net income applicable to common stock
     As reported                                                      $86,534             $72,145
     Pro forma                                                        $86,389             $72,145
Basic earnings per common share
     As reported                                                        $0.63               $0.53
     Pro forma                                                          $0.63               $0.53
Diluted earnings per common share
     As reported                                                        $0.63               $0.53
     Pro forma                                                          $0.63               $0.53

The fair value for these options was estimated at the date of grants using a Black-Scholes Option Pricing Model. The weighted-average assumptions used for the grants in 2002 were the following: an expected dividend yield of 2.13%, an average expected life of the options of 10 years, an expected volatility of 26.6% and a risk-free interest rate of 4.95%. The weighted-average fair value of options granted during 2002 was $9.81.

NOTE 10 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). These capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Preferred Beneficial Interests in Popular North America's Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $154,640 of Junior Subordinated Debentures and a related accrued interest receivable of $1,073. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened. As of March 31, 2002, the Corporation had reacquired $6,000 of the capital securities.

NOTE 11 - STOCKHOLDERS' EQUITY

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At March 31, 2002, there were 138,853,580 (March 31, 2001 - 138,489,075;
December 31, 2001 - 138,749,647) shares issued and 136,459,471 (March 31, 2001 -
136,101,782; December 31, 2001 - 136,362,364) shares outstanding. As of March 31, 2002, a total of 2,394,109 (March 31, 2001 - 2,387,293; December 31, 2001 -
2,387,283) common shares with a total cost of $66,363 (March 31, 2001 - $66,136;
December 31, 2001 - $66,136) were maintained as treasury stock.

As of March 31, 2001 and December 31, 2001, the Corporation had 4,000,000 shares issued and outstanding of its 8.35% noncumulative monthly income Series A preferred stock. Effective January 22, 2002, the Corporation redeemed the 4,000,000 shares outstanding of preferred stock at a redemption price of $25.6276 per share, which consisted of the redemption price of $25.50 plus an amount representing accrued and unpaid dividends for the current monthly dividend period up to, but excluding, the redemption date. The redemption price paid by the Corporation, excluding dividends, exceeded the liquidation preference value by $2,000 or $0.50 per share.

NOTE 12 - EARNINGS PER COMMON SHARE

A computation of earnings per common share follows:

                                                                                      Quarter ended
                                                                                        March 31,
(In thousands, except per share information)                                  2002                   2001
-----------------------------------------------------------------          ------------          ------------
Net income                                                                 $     89,044          $     74,232
Less: Preferred stock dividends and  redemption price in
         Excess of the preferred stock's liquidation preference                   2,510                 2,087
-----------------------------------------------------------------          ------------          ------------
Net income applicable to common stock                                      $     86,534          $     72,145
=================================================================          ============          ============

Average common shares outstanding                                           136,475,530           136,111,025
Average potential common shares - stock options                                   3,146
-----------------------------------------------------------------          ------------          ------------
Average common shares outstanding - assuming dilution                       136,478,676           136,111,025
=================================================================          ============          ============

Basic earnings per common share                                            $       0.63          $       0.53
=================================================================          ============          ============
Diluted earnings per common share                                          $       0.63          $       0.53
=================================================================          ============          ============

Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method.

NOTE 13 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the three-month period ended March 31, 2002, the Corporation paid interest and income taxes amounting to $220,238 and $11,737, respectively (2001
- $328,270 and $3,068). In addition, the loans receivable transferred to other real estate and other property for the three-month period ended March 31, 2002, amounted to $10,740 and $9,267, respectively (2001 - $11,474 and $7,621).

NOTE 14 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters ended March 31, 2002 and 2001.

                                                       Mortgage and
                                         Commercial      Consumer     Auto and Lease
                                           Banking        Lending       Financing       Other     Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                           $223,018       $47,634       $15,254       ($950)            $59       $285,015
Provision for loan losses                       37,441        10,268         6,745                                     54,454
Other income                                    66,675        17,496         4,737       45,451        (3,551)        130,808
Amortization of intangibles                      2,541                                        2                         2,543
Depreciation expense                            13,792         1,026         2,878        1,512                        19,208
Other operating expenses                       152,091        29,718         7,152       31,673          (219)        220,415
Net gain of minority interest                                   (11)                                                      (11)
Income tax                                      18,121         8,331         1,157        3,440          (901)         30,148
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                  $65,707       $15,776        $2,059       $7,874       ($2,372)        $89,044
-----------------------------------------------------------------------------------------------------------------------------
   Segment Assets                          $24,705,291    $4,595,582    $1,089,577   $6,815,654   ($6,888,738)    $30,317,366
-----------------------------------------------------------------------------------------------------------------------------

                                                      Mortgage and
                                         Commercial      Consumer     Auto and Lease
                                           Banking        Lending       Financing       Other     Eliminations      Total
---------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                            March 31, 2001
---------------------------------------------------------------------------------------------------------------------------
Net interest income                           $219,075       $26,024       $11,880     ($1,225)        ($37)       $255,717
Provision for loan losses                       36,092         9,339         4,603                                   50,034
Other income                                    58,989        13,784         4,975       39,555      (1,782)        115,521
Amortization of intangibles                      5,461           182           189        1,044                       6,876
Depreciation expense                            14,575           916         2,644        1,052                      19,187
Other operating expenses                       135,938        22,392         5,567       30,763        (200)        194,460
Net loss of minority interest                                     16                                                     16
Income tax                                      21,447         2,517         1,417        2,165        (395)         27,151
Cumulative effect of accounting
changes                                            686                                                                  686
---------------------------------------------------------------------------------------------------------------------------
   Net income                                  $65,237        $4,478        $2,435       $3,306     ($1,224)        $74,232
---------------------------------------------------------------------------------------------------------------------------
   Segment Assets                          $22,963,717    $3,186,191      $999,771   $6,486,056 ($6,323,577)    $27,312,158
---------------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION

                                                     MARCH 31,               March 31,
(In thousands)                                        2002                     2001
--------------------------------------------------------------------------------------
Revenues*
Puerto Rico                                          $282,936                $273,148
United States                                         117,140                  89,160
Other                                                  15,747                   8,930
--------------------------------------------------------------------------------------
Total consolidated revenues                          $415,823                $371,238
--------------------------------------------------------------------------------------

* Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of investment securities, derivatives (losses) gains, trading account profit (loss), and other operating income.

                                                        March 31,             MARCH 31,           December 31,
(In thousands)                                            2002                   2001                 2002
--------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Information:
Puerto Rico
     Total assets                                      $20,095,919           $20,800,728           $19,027,161
     Loans                                               9,870,630             9,879,632             9,438,485
     Deposits                                           10,970,858            10,874,829            10,115,789
United States
     Total assets                                       $9,460,601            $9,174,050            $7,606,022
     Loans                                               8,034,586             7,868,729             6,651,016
     Deposits                                            4,736,838             4,718,692             4,171,534
Other
     Total assets                                         $760,846              $769,898              $678,975
     Loans                                                 351,708               420,190               419,976
     Deposits                                              816,458               776,521               805,856

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF REGISTERED GUARANTEED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of March 31, 2002, December 31, 2001 and March 31, 2001, and the results of their operations and cash flows for the quarters ended March 31, 2002 and 2001. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of February 28, 2002, November 30, 2001 and February 28, 2001, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under various shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA, including its wholly-owned subsidiary Popular Leasing, U.S.A., and Popular Insurance, U.S.A.; and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc. PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from BPPR.

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2002, BPPR could have declared a dividend of approximately $194,723 without the approval of the Federal Reserve Board.

POPULAR, INC.
STATEMENTS OF CONDITION
AS OF MARCH 31, 2002

                                        Popular,                                                             Popular,
                                          Inc.          PIBI          PNA         All other    Elimination     Inc.
(In thousands)                         Holding Co.   Holding Co.   Holding Co.  subsidiaries     Entries    Consolidated
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks               $        319  $         27  $        673  $    429,586  $    (46,678) $    383,927
Money market investments                     5,436           301            47       973,980      (260,176)      719,588
Investment securities available-for-
 sale, at market value                     206,696        22,233         6,580     9,173,949        (8,300)    9,401,158
Investment securities held-to-
 maturity, at amortized cost                                                         356,662      (154,640)      202,022
Trading account securities, at
 market value                                                                        305,415        (6,000)      299,415
Investment in subsidiaries               2,137,166       571,625       784,124       171,229    (3,664,144)
Loans held-for-sale, at lower of cost
 or market value                                                                     872,949        27,512       900,461
------------------------------------------------------------------------------------------------------------------------
Loans                                      261,591                   2,603,774    18,978,571    (4,167,936)   17,676,000
 Less - Unearned income                                                              319,537                     319,537
        Allowance for loan losses                                                    341,744                     341,744
------------------------------------------------------------------------------------------------------------------------
                                           261,591                   2,603,774    18,317,290    (4,167,936)  17,014,719
------------------------------------------------------------------------------------------------------------------------
Premises and equipment                      11,802                                   393,040                     404,842
Other real estate                                                                     34,550                      34,550
Accrued income receivable                      451             1        12,142       197,871       (19,347)      191,118
Other assets                                22,489        33,511         9,054       482,751         1,392       549,197
Goodwill and other intangible assets                                                 216,242           127       216,369
------------------------------------------------------------------------------------------------------------------------
                                      $  2,645,950  $    627,698  $  3,416,394  $ 31,925,514  $ (8,298,190) $ 30,317,366
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                         $  3,147,244  $    (46,619) $  3,100,625
   Interest bearing                                                               13,454,116       (30,587)   13,423,529
------------------------------------------------------------------------------------------------------------------------
                                                                                  16,601,360       (77,206)   16,524,154
  Federal funds purchased and
    securities sold under agreements
    to repurchase                     $     40,300               $     399,038     4,339,067      (213,590)    4,564,815
  Other short-term borrowings               59,975         4,297       426,568     2,812,312    (1,050,473)    2,252,679
  Notes payable                            191,733                   1,980,974     5,065,598    (3,241,689)    3,996,616
  Other liabilities                         44,115            81        46,582       458,479       (24,907)      524,350
------------------------------------------------------------------------------------------------------------------------
                                           336,123         4,378     2,853,162    29,276,816    (4,607,865)  27,862,614
------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                       125,000                                                              125,000
------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in
   Popular North America's Junior
   subordinated deferrable interest
   debentures guaranteed by
   the Corporation                                                                   150,000        (6,000)      144,000
------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated
 subsidiary                                                                              110           815           925
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock                              833,121         3,962             2        72,575       (76,539)      833,121
 Surplus                                   270,766       492,494       439,964     1,335,418    (2,267,876)      270,766
 Retained earnings                       1,116,963       122,542       125,942     1,101,995    (1,350,479)    1,116,963
 Treasury stock, at cost                   (66,363)                                     (463)          463       (66,363)
 Accumulated other comprehensive
  income (loss), net of  taxes              30,340         4,322        (2,676)      (10,937)        9,291        30,340
------------------------------------------------------------------------------------------------------------------------
                                         2,184,827       623,320       563,232     2,498,588    (3,685,140)   2,184,827
------------------------------------------------------------------------------------------------------------------------
                                      $  2,645,950  $    627,698  $  3,416,394  $ 31,925,514  $ (8,298,190) $30,317,366
========================================================================================================================

POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2001
(UNAUDITED)

                                         Popular, Inc.    PIBI           PNA        All other    Elimination   Popular, Inc.
(In thousands)                            Holding Co.  Holding Co.   Holding Co.  Subsidiaries     Entries     Consolidated
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                  $        263  $         18   $       252  $    659,094  $    (53,485) $    606,142
Money market investments                      112,937           302           442     1,075,301      (365,192)      823,790
Investment securities available-
 for-sale, at market value                    166,193        20,781         6,473     9,101,954       (11,000)    9,284,401
Investment securities held-to-
 maturity, at amortized cost                                                            747,000      (154,640)      592,360
Trading account securities,
 at market value                                                                        271,106          (920)      270,186
Investment in subsidiaries, at equity       2,129,890       559,658       772,220       164,146    (3,625,914)
Loans held-for-sale, at lower
 of cost or market value                                                                957,403       (17,915)      939,488

---------------------------------------------------------------------------------------------------------------------------
Loans                                         196,412                   2,537,021    18,870,993    (4,048,397)   17,556,029
 Less - Unearned income                                                                 326,966                     326,966
        Allowance for loan losses                                                       336,632                     336,632
---------------------------------------------------------------------------------------------------------------------------
                                              196,412                   2,537,021    18,207,395    (4,048,397)   16,892,431
---------------------------------------------------------------------------------------------------------------------------
Premises and equipment                         12,006                                   393,699                     405,705
Other real estate                                                                        31,533                      31,533
Accrued income receivable                         323             2        12,263       196,277       (22,722)      186,143
Other assets                                   20,795        32,010         9,994       434,248          (192)      496,855
Goodwill and other intangible assets                                                    215,642                     215,642
---------------------------------------------------------------------------------------------------------------------------
                                         $  2,638,819  $    612,771   $ 3,338,665  $ 32,454,798  $ (8,300,377) $ 30,744,676
===========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                        $  3,335,268  $    (53,427) $  3,281,841
       Interest bearing                                                              13,099,160       (10,959)   13,088,201
---------------------------------------------------------------------------------------------------------------------------
                                                                                     16,434,428       (64,386)   16,370,042
  Federal funds purchased and securities
    sold under agreements to repurchase                               $   421,618     5,561,883      (231,733)    5,751,768
  Other short-term borrowings                          $      4,272       536,443     2,663,575    (1,377,048)    1,827,242
  Notes payable                          $    198,918                   1,780,452     4,709,260    (2,953,499)    3,735,131
  Other liabilities                            42,083            72        48,959       450,637       (29,065)      512,686
---------------------------------------------------------------------------------------------------------------------------
                                              241,001         4,344     2,787,472    29,819,783    (4,655,731)   28,196,869
---------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                          125,000                                                               125,000
---------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in
    Popular North America's Junior
    subordinated deferrable interest
    debentures guaranteed by the
    Corporation                                                                         150,000          (920)      149,080
---------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated
    subsidiaries                                                                            105           804           909
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                              100,000                                                               100,000
 Common stock                                 832,498         3,962             2        72,575       (76,539)      832,498
 Surplus                                      268,544       492,494       439,964     1,334,918    (2,267,376)      268,544
 Retained earnings                          1,057,724       105,748       110,687     1,032,542    (1,248,977)    1,057,724
 Treasury stock - at cost                     (66,136)                                     (236)          236       (66,136)
 Accumulated other comprehensive
    income, net of tax                         80,188         6,223           540        45,111       (51,874)       80,188
---------------------------------------------------------------------------------------------------------------------------
                                            2,272,818       608,427       551,193     2,484,910    (3,644,530)    2,272,818
---------------------------------------------------------------------------------------------------------------------------
                                         $  2,638,819  $    612,771   $ 3,338,665  $ 32,454,798  $ (8,300,377) $ 30,744,676
===========================================================================================================================

POPULAR, INC.
CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2001
(UNAUDITED)

                                            Popular,
                                               Inc.         PIBI           PNA          All other      Elimination     Popular, Inc.
(In thousands)                             Holding Co.   Holding Co.    Holding Co.    Subsidiaries      Entries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                    $      179     $      22     $      151     $   711,407     $   (71,951)    $   639,808
Money market investments                       15,217           311          2,668       1,955,547      (1,003,444)        970,299
Investment securities
  available-for-sale,
  at market value                             163,864        16,433          6,565       7,497,477          (3,049)      7,681,290
Investment securities held-to-maturity,
  at amortized cost                                                                        466,810        (154,640)        312,170
Trading account securities,
  at market value                                                                          217,870                         217,870
Investment in subsidiaries, at equity       2,125,613       546,648        747,446         135,481      (3,555,188)
Loans held-for-sale, at lower of cost
  or market value                                                                          834,242                         834,242
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                         479,444        22,500      2,132,294      16,085,125      (2,712,166)     16,007,197
 Less - Unearned income                                                                    331,962                         331,962
        Allowance for loan losses                                                          305,295                         305,295
-----------------------------------------------------------------------------------------------------------------------------------
                                              479,444        22,500      2,132,294      15,447,868      (2,712,166)     15,369,940
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                     403,263                         403,263
Other real estate                                                                           27,638                          27,638
Accrued income receivable                       1,084         1,124         11,899         205,367         (17,386)        202,088
Other assets                                   23,923           993          4,984         390,083          (1,927)        418,056
Goodwill and other intangible assets                                                       235,347             147         235,494
-----------------------------------------------------------------------------------------------------------------------------------
                                           $2,809,324     $ 588,031     $2,906,007     $28,528,400     $(7,519,604)    $27,312,158
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                               $ 3,073,163     $   (71,894)    $ 3,001,269
    Interest bearing                                                                    12,150,044         (58,134)     12,091,910
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        15,223,207        (130,028)     15,093,179
  Federal funds purchased and
    securities sold under
    agreements to repurchase                                            $   79,000       4,127,355        (153,343)      4,053,012
  Other short-term borrowings              $   12,184     $   5,693      1,055,433       3,524,039      (1,530,152)      3,067,197
  Notes payable                               504,861                    1,207,049       2,639,290      (2,117,232)      2,233,968
  Other liabilities                            44,305           283         27,298         416,867         (22,836)        465,917
-----------------------------------------------------------------------------------------------------------------------------------
                                              561,350         5,976      2,368,780      25,930,758      (3,953,591)     24,913,273
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                          125,000                                                                      125,000
-----------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in
    Popular North America's Junior
    subordinated deferrable interest
    debentures guaranteed by the
    Corporation                                                                            150,000                         150,000
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated
  subsidiaries                                                                                 105             806             911
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                              100,000                                                                      100,000
 Common stock                                 830,934         3,962              2          72,575         (76,539)        830,934
 Surplus                                      262,748       485,676        439,964       1,328,072      (2,253,712)        262,748
 Retained earnings                            915,394        86,892         93,381         998,901      (1,179,174)        915,394
 Treasury stock - at cost                     (66,136)                                        (236)            236         (66,136)
 Accumulated other comprehensive
   income, net of tax                          80,034         5,525          3,880          48,225         (57,630)         80,034
-----------------------------------------------------------------------------------------------------------------------------------
                                            2,122,974       582,055        537,227       2,447,537      (3,566,819)      2,122,974
-----------------------------------------------------------------------------------------------------------------------------------
                                           $2,809,324     $ 588,031     $2,906,007     $28,528,400     $(7,519,604)    $27,312,158
===================================================================================================================================

POPULAR, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2002
(UNAUDITED)

                                            Popular,
                                              Inc.          PIBI           PNA            Other        Elimination     Popular, Inc.
(In thousands)                             Holding Co.   Holding Co.    Holding Co.    Subsidiaries      Entries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
 Loans                                      $   3,444                    $  38,186      $  388,811     $   (58,220)     $  372,221
 Money market investments                         121     $       3              6          18,598         (10,943)          7,785
 Investment securities                            192                          189         114,803          (3,273)        111,911
 Trading account securities                                                                  3,545             (43)          3,502
-----------------------------------------------------------------------------------------------------------------------------------
                                                3,757             3         38,381         525,757         (72,479)        495,419
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                                                  113,186            (255)        112,931
 Short-term borrowings                            317            22          5,776          57,244         (18,916)         44,443
 Long-term debt                                 5,248                       33,014          68,135         (53,367)         53,030
-----------------------------------------------------------------------------------------------------------------------------------
                                                5,565            22         38,790         238,565         (72,538)        210,404
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                            (1,808)          (19)          (409)        287,192              59         285,015
Provision for loan losses                                                                   54,454                          54,454
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
loan losses                                    (1,808)          (19)          (409)        232,738              59         230,561
Service charges on deposit accounts                                                         38,973                          38,973
Other service fees                                                                          61,750             (63)         61,687
Loss on sale of securities                                                                  (4,010)                        (4,010)
Trading account loss                                                                        (1,030)                        (1,030)
Gain (loss) on derivatives                                                     645            (134)                            511
Gain on sale of loans                                                                       17,566                          17,566
Other operating income                          2,135         1,614                         16,851          (3,489)         17,111
-----------------------------------------------------------------------------------------------------------------------------------
                                                  327         1,595            236         362,704          (3,493)        361,369
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
 Salaries                                                        78                         88,483                          88,561
 Profit sharing                                                                              4,940                           4,940
 Pension and other benefits                                      16                         26,785                          26,801
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 94                        120,208                         120,302
 Net occupancy expenses                                           3                         19,027                          19,030
 Equipment expenses                                                                         24,765                          24,765
 Other taxes                                      245                                        9,304                           9,549
 Professional fees                                146             4             46          17,391             (80)         17,507
 Communications                                     8                                       13,265                          13,273
 Business promotion                                                                         13,367                          13,367
 Printing and supplies                                                                       4,509                           4,509
 Other operating expenses                          53            20            107          17,281            (140)         17,321
 Amortization of intangibles                                                                 2,543                           2,543
-----------------------------------------------------------------------------------------------------------------------------------
                                                  452           121            153         241,660            (220)        242,166
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax, minority
interest and equity in earnings of
subsidiaries                                     (125)        1,474             83         121,044          (3,273)        119,203
Income tax                                        (13)                          17          31,045            (901)         30,148
Net gain of minority interest                                                                  (11)                           (11)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in
  earnings of subsidiaries                       (112)        1,474             66          89,988          (2,372)         89,044
Equity in earnings of
  subsidiaries                                 89,156        15,320         15,189           6,954        (126,619)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                  $  89,044     $  16,794      $  15,255      $   96,942     $  (128,991)     $   89,044
===================================================================================================================================


POPULAR, INC.
CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2001
(UNAUDITED)

                                            Popular,
                                               Inc.         PIBI            PNA         All other      Elimination     Popular, Inc.
(In thousands)                             Holding Co.   Holding Co.    Holding Co.    Subsidiaries      Entries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                       $   8,729      $    534      $  36,293      $  393,548      $  (45,539)     $  393,565
Money market investments                          202             6             31          31,010         (15,943)         15,306
Investment securities                             617                          189         140,503          (3,250)        138,059
Trading account securities                                                                   3,521                           3,521
-----------------------------------------------------------------------------------------------------------------------------------
                                                9,548           540         36,513         568,582         (64,732)        550,451
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                                   133,596            (819)        132,777
Short-term borrowings                             534            88         15,857         127,636         (24,997)        119,118
Long-term debt                                 10,921                       21,788          49,009         (38,879)         42,839
-----------------------------------------------------------------------------------------------------------------------------------
                                               11,455            88         37,645         310,241         (64,695)        294,734
-----------------------------------------------------------------------------------------------------------------------------------
Net interest (loss) income                     (1,907)          452         (1,132)        258,341             (37)        255,717
Provision for loan losses                                                                   50,034                          50,034
-----------------------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after
  provision for loan losses                    (1,907)          452         (1,132)        208,307             (37)        205,683
Service charges on deposit accounts                                                         34,658                          34,658
Other service fees                                                                          58,721             (27)         58,694
Gain on sale of securities                                                                     290                             290
Trading account profit                                                                         188                             188
Loss on derivatives                                                                           (631)                           (631)
Gain on sale of loans                                                                        9,149                           9,149
Other operating income                          2,422           205                         12,300          (1,754)         13,173
-----------------------------------------------------------------------------------------------------------------------------------
                                                  515           657         (1,132)        322,982          (1,818)        321,204
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                      70                         77,708                          77,778
   Profit sharing                                                                            5,097                           5,097
   Pension and other benefits                                    12                         22,007                          22,019
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 82                        104,812                         104,894
Net occupancy expenses                                            3                         17,192                          17,195
Equipment expenses                                                                          24,127                          24,127
Other taxes                                       452                                        8,358                           8,810
Professional fees                                 191             2             45          15,757             (56)         15,939
Communications                                      8                                       11,879                          11,887
Business promotion                                                                          10,545                          10,545
Printing and supplies                                                                        4,319                           4,319
Other operating expenses                           21             4            108          15,942            (144)         15,931
Amortization of intangibles                                                                  6,876                           6,876
-----------------------------------------------------------------------------------------------------------------------------------
                                                  672            91            153         219,807            (200)        220,523
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income
  tax, minority interest, cumulative
  effect of accounting change and
  equity in earnings of Subsidiaries             (157)          566         (1,285)        103,175          (1,618)        100,681
Income tax expense (benefit)                       40                         (482)         27,988            (395)         27,151
Net loss of minority interest                                                                   16                              16
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
  effect of accounting change and
  equity in earnings of subsidiaries             (197)          566           (803)         75,203          (1,223)         73,546
Cumulative effect of accounting change                                                         686                             686
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in
  earnings of subsidiaries                       (197)          566           (803)         75,889          (1,223)         74,232
Equity in earnings of subsidiaries             74,429         2,750          3,750           5,130         (86,059)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                  $  74,232      $  3,316      $   2,947      $   81,019      $  (87,282)     $   74,232
===================================================================================================================================


POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2002

                                            Popular,
                                               Inc.         PIBI           PNA          All other      Elimination     Popular, Inc.
(In thousands)                             Holding Co.   Holding Co.    Holding Co.    Subsidiaries      Entries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                               $   89,044     $  16,794     $   15,255     $    96,942     $  (128,991)    $    89,044
-----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
    Equity in undistributed earnings of
      subsidiaries                            (89,156)      (15,320)       (15,189)         (6,954)        126,619
    Depreciation and amortization of
      premises and equipment                      203                                       19,005                          19,208
    Provision for loan losses                                                               54,454                          54,454
    Amortization of intangibles                                                              2,543                           2,543
    Net loss on sale of investment
      securities                                                                             4,010                           4,010
    Net (gain) loss on derivatives                                            (645)            134                            (511)
    Net gain on disposition of
      premises and equipment                                                                   (11)                            (11)
    Net gain on sale of loans,
      excluding loans held-for-sale                                                         (2,826)                         (2,826)
    Net amortization of premiums and
      accretion of discounts
       on investments                                                                        4,309                           4,309
    Net decrease in loans held-for-sale                                                     84,453         (45,426)         39,027
    Net amortization of deferred loan
      fees and costs                                                                         4,556                           4,556
    Net increase in trading securities                                                     (34,309)          5,080         (29,229)
    Net (increase) decrease in
      income receivable                          (127)            1            121          (1,573)         (3,397)         (4,975)
    Net (increase) decrease in
      other assets                             (1,663)       (1,501)           261         (25,361)         (1,209)        (29,473)
    Net (decrease) increase in
      interest payable                            754            14         (1,709)         (8,893)                         (9,834)
    Net increase (decrease) in deferred
      and current taxes                           (45)                         (54)         11,826             209          11,936
    Net increase in postretirement
      benefit obligation                                                                     1,494                           1,494
    Net increase (decrease) in
      other liabilities                         1,271            (5)           709            (554)          7,745           9,166
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                             (88,763)      (16,811)       (16,506)        106,303          89,621          73,844
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                            281           (17)        (1,251)        203,245         (39,370)        162,888
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease in money market
      investments                             107,500             1            395         101,322        (105,016)        104,202
    Purchases of investment securities
      held-to-maturity                                                                    (132,401)                       (132,401)
    Maturities of investment securities
      held-to-maturity                                                                     524,322                         524,322
    Purchases of investment
      securities available-for-sale           (36,197)                         (38)     (2,076,987)           (660)     (2,113,882)
    Maturities of investment
      securities available-for-sale                                                      1,113,794          (2,700)      1,111,094
    Proceeds from sales of investment
      securities available-for-sale                                                        809,302                         809,302
    Net (disbursements) repayment on loans    (65,180)                     (66,753)       (196,196)        118,341        (209,788)
    Proceeds from sale of loans                                                            221,705                         221,705
    Acquisition of loan portfolios                                                        (210,395)                       (210,395)
    Acquisition of premises and equipment                                                  (19,837)                        (19,837)
    Proceeds from sale of premises
      and equipment                                                                          1,504                           1,504
    Dividends received from subsidiary         27,500                                                      (27,500)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                         33,623             1        (66,396)        136,133         (17,535)         85,826
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                               177,783         (16,436)        161,347
    Net increase (decrease) in
      federal funds purchased and
      securities sold under agreements
      to repurchase                            40,300                      (22,580)     (1,222,816)         18,144      (1,186,952)
    Net increase (decrease) in other
      short-term borrowings                    59,975            25       (109,874)        147,536         327,775         425,437
    Net (payments) proceeds from
       issuance of notes payable and
       capital securities                      (7,184)                     200,522         356,338        (293,271)        256,405
    Dividends paid                            (27,785)                                     (27,500)         27,500         (27,785)
    Proceeds from issuance of
      common stock                              2,846                                                                        2,846
    Redemption of preferred stock            (102,000)                                                                    (102,000)
    Treasury stock acquired                                                                   (227)                           (227)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing      (33,848)           25         68,068        (568,886)         63,712        (470,929)
activities
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and due from banks                               56             9            421        (229,508)          6,807        (222,215)

Cash and due from banks at
  beginning of year                               263            18            252         659,094         (53,485)        606,142
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year     $      319     $      27     $      673     $   429,586     ($   46,678)    $   383,927
===================================================================================================================================

POPULAR, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2001

                                            Popular,
                                               Inc.         PIBI          PNA           All other      Elimination     Popular, Inc.
(In thousands)                             Holding Co.   Holding Co.    Holding Co.    Subsidiaries      Entries       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                               $   74,232     $   3,316     $    2,947     $    81,019     $   (87,282)    $    74,232
-----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Equity in undistributed earnings
      of subsidiaries                         (74,429)       (2,750)        (3,750)         (5,130)         86,059
    Depreciation and amortization
      of premises and equipment                                                             19,187                          19,187
    Provision for loan losses                                                               50,034                          50,034
    Amortization of intangibles                                                              6,876                           6,876
    Net gain on sale of investment
      securities available-for-sale                                                           (290)                           (290)
    Net gain on derivatives                                                                    631                             631
    Net gain on disposition of
      premises and equipment                                                                   (51)                            (51)
    Net loss on sale of loans,
      excluding loans held-for-sale                                                             75                              75
    Net amortization of premiums and
      accretion of discounts on
      investments                                                                              345                             345
    Net increase in loans held-for-sale                                                    (10,341)                        (10,341)
    Net amortization of deferred
      loan fees and costs                                                                    5,585                           5,585
    Net increase in trading securities                                                     (64,797)                        (64,797)
    Net decrease (increase) in income
      receivable                                   29          (534)           152           3,911          (3,106)            452
    Net (increase) decrease in
      other assets                             (1,914)          (99)          (250)         13,889               9          11,635
    Net increase (decrease) in
      interest payable                          1,639            34        (10,118)        (25,091)                        (33,536)
    Net increase (decrease) in
      deferred and current taxes                   19                         (725)         24,116          (5,208)         18,202
    Net increase in postretirement
      benefit obligation                                                                     5,190                           5,190
    Net increase (decrease) in
      other liabilities                         5,801           (25)           626          (6,432)          7,881           7,851
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                             (68,855)       (3,374)       (14,065)         17,707          85,635          17,048
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                          5,377           (58)       (11,118)         98,726          (1,647)         91,280
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net decrease (increase) in money
      market investments                        5,620            15         (2,608)        (11,181)        106,473          98,319
    Purchases of investment securities
      held-to-maturity                                                                  (1,275,544)                     (1,275,544)
    Maturities of investment securities
      held-to-maturity                                                                   1,318,287                       1,318,287
    Purchases of investment securities
      available-for-sale                       (3,243)         (232)           (76)       (770,789)                       (774,340)
    Maturities of investment securities
      available-for-sale                                                                 1,672,485           3,050       1,675,535
    Sales of investment securities
      available-for-sale                                                                   217,115                         217,115
    Net collections (disbursements)
      on loans                                 64,329                     (289,779)       (507,426)        254,605        (478,271)
    Proceeds from sale of loans                                                            104,922                         104,922
    Acquisition of  loan portfolios                                            (21)       (157,698)             21        (157,698)
    Acquisition of premises and
      equipment                                                                            (18,132)                        (18,132)
    Proceeds from sale of premises
      and equipment                                                                          1,505                           1,505
    Dividends received from subsidiary         22,000                                                      (22,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                         88,706          (217)      (292,484)        573,544         342,149         711,698
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                               277,254          11,018         288,272
    Net increase (decrease) in federal
      funds purchased and securities
      sold under agreements to
      repurchase                                                            10,300        (905,762)        (15,641)       (911,103)
    Net (decrease) increase in other
      short-term borrowings                  (365,529)          279       (280,630)       (774,693)        118,558      (1,302,015)
    Net proceeds of notes payable             292,850                      573,795         641,568        (451,157)      1,057,056
    Dividends paid to parent company                                                       (22,000)         22,000
    Dividends paid                            (23,850)                                                                     (23,850)
    Proceeds from issuance of
      common stock                              2,342                                                                        2,342
    Treasury stock sold                                                                         77                              77
    Capital contribution from parent                                                            21             (21)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                  (94,187)          279        303,465        (783,535)       (315,243)       (889,221)
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and due from banks                             (104)            4           (137)       (111,265)         25,259         (86,243)
Cash and due from banks at
  beginning of period                             283            18            288         822,672         (97,210)        726,051
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period   $      179     $      22     $      151     $   711,407     $   (71,951)    $   639,808
===================================================================================================================================

TABLE A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

                                                          AT MARCH 31,                        AVERAGE FOR THE THREE MONTHS
BALANCE SHEET HIGHLIGHTS                        2002          2001        Change            2002          2001         Change
(In thousands)
--------------------------------------------------------------------------------------------------------------------------------
Money market investments                   $   719,588    $   970,299    $(250,711)    $   927,038    $   959,452    $  (32,414)
Investment and trading securities            9,902,595      8,211,330    1,691,265       9,871,684      8,993,341       878,343
Loans                                       18,256,924     16,509,477    1,747,447      18,058,011     16,215,424     1,842,587
Total assets                                30,317,366     27,312,158    3,005,208      30,417,589     27,714,226     2,703,363
Deposits                                    16,524,154     15,093,179    1,430,975      16,526,180     14,831,555     1,694,625
Borrowings                                  11,083,110      9,629,177    1,453,933      11,283,963     10,409,114       874,849
Stockholders' equity                         2,184,827      2,122,974       61,853       2,154,243      2,018,788       135,455
---------------------------------------------------------------------------------------------------------------------------------

                                                                         FIRST QUARTER
OPERATING HIGHLIGHTS                                           2002           2001           Change
(In thousands, except per share information)
----------------------------------------------------------------------------------------------------
Net interest income                                          $285,015       $255,717        $29,298
Provision for loan losses                                      54,454         50,034          4,420
Fees and other income                                         130,808        115,521         15,287
Other expenses                                                272,325        247,658         24,667
Cumulative effect of accounting changes                            --            686          (686)
Net income                                                   $ 89,044       $ 74,232        $14,812
Net income applicable to common stock                        $ 86,534       $ 72,145        $14,389
Earnings per common share                                    $   0.63       $   0.53        $  0.10
----------------------------------------------------------------------------------------------------

SELECTED STATISTICAL                                                                   FIRST QUARTER
INFORMATION                                                                         2002           2001
-----------------------------------------------------------------------------------------------------------
COMMON STOCK DATA - Market price
                    High                                                           $29.94         $29.45
                    Low                                                             27.50          25.25
                    End                                                             29.22          29.45
              Book value at period ended                                            16.01          14.86
              Dividends declared                                                     0.20           0.16
              Dividends payout ratio                                                30.81%         30.16%
              Price/earnings ratio                                                  12.87x         14.44x

-----------------------------------------------------------------------------------------------------------

PROFITABILITY RATIOS - Return on assets                                              1.19%          1.09%
                       Return on common equity                                      16.83          15.25
                       Net interest spread (taxable equivalent)                      3.79           3.41
                       Net interest yield (taxable equivalent)                       4.29           4.21
                       Effective tax rate                                           25.29          26.97
                       Overhead ratio                                               39.07          41.06
                       Efficiency ratio                                             57.61          59.38
-----------------------------------------------------------------------------------------------------------

CAPITALIZATION RATIOS -   Equity to assets                                           7.08%          7.28%
                          Tangible equity to assets                                  6.29           6.34
                          Equity to loans                                           11.93          12.45
                          Internal capital generation                               11.35           9.98
                          Tier I capital to risk - adjusted assets                  10.20          10.63
                          Total capital to risk - adjusted assets                   11.99          12.59
                          Leverage ratio                                             6.34           6.59

-----------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains the analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation) and should be read in conjunction with the consolidated financial statements, tables and notes included in this report. The Corporation offers a wide range of products and services to consumer and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation's subsidiaries are engaged in the following businesses:

- Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

-        Auto Loans and Lease Financing - Popular Auto, Inc. and Popular
         Leasing, U.S.A.

- Mortgage and Consumer Lending - Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Newco Mortgage Holding Corporation (d/b/a Levitt Mortgage)

-        Broker / Dealer - Popular Securities, Inc.

- Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

-        Retail Financial Services - Popular Cash Express, Inc.

- Insurance Agency- Popular Insurance, Inc. and Popular Insurance Agency U.S.A., Inc.

OVERVIEW

The Corporation reported a 20% increase in net income for the first quarter of 2002 reaching $89.0 million, compared with $74.2 million for the same quarter in 2001. Earnings per common share (EPS), basic and diluted, for the quarter were $0.63, compared with $0.53 on the first quarter of 2001. Refer to Note 12 to the consolidated financial statements for a reconciliation of the average shares used in the computation of basic and diluted EPS. Return on assets (ROA) and return on common equity (ROE) for the quarter ended March 31, 2002 were 1.19% and 16.83%, respectively, compared with 1.09% and 15.25% for the same period in 2001.

The Corporation's results of operations for the quarter ended March 31, 2002 reflected an increase of $29.3 million in net interest income and $19.6 million in operating income, excluding derivatives, securities and trading transactions compared with the same quarter the prior year. Derivatives gains for the quarter amounted to $0.5 million, an improvement of $1.1 million, compared with losses of $0.6 million at March 31, 2001. These favorable variances were partially offset by higher losses on sale of securities and trading transactions of $5.5 million, higher operating expenses of $21.7 million and an increase in income taxes of $3.0 million.

CRITICAL ACCOUNTING POLICIES

For a summary of the Corporation's Critical Accounting Policies, refer to that particular section in the Management Discussion and Analysis included in Popular, Inc.'s 2001 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.'s Annual Report on Form 10-K. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation's significant accounting policies.

NET INTEREST INCOME

Net interest income for the first quarter of 2002 reached $285.0 million, an increase of 11% compared with $255.7 million in the same period of 2001. On a taxable equivalent basis, net interest income increased to $310.1 million from $276.0 million in the same quarter of 2001.

The improvement of $34.1 million in net interest income, on a taxable equivalent basis, from the first quarter of 2001 resulted from a $17.9 million increase due to a higher volume of earning assets and a $16.2 million increase due to a higher net interest yield. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a taxable equivalent basis assuming the applicable statutory income tax rates.

Table B summarizes the changes in the composition of average earning assets and interest-bearing liabilities, and their respective interest income and expense, yields and costs, on a taxable equivalent basis, for the first quarter of 2002, as compared with the same quarter in 2001.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
QUARTER ENDED MARCH 31,

                                                                                                                     VARIANCE
       AVERAGE VOLUME       AVERAGE YIELDS/COSTS                                         INTEREST                 ATTRIBUTABLE TO
  2002     2001  VARIANCE   2002   2001 VARIANCE                                 2002      2001    VARIANCE      RATE      VOLUME
------------------------------------------------                              ----------------------------------------------------
     ($ in millions)                                                                             (In thousands)
                                                    Money market
$   927  $   959  $  (32)   3.41%  6.47% (3.06%)    investments               $  7,785  $ 15,306   $ (7,521)  $  (6,899)  $  (622)

  9,526    8,779     747    5.67   7.13   (1.46)    Investment securities      134,889   156,370    (21,481)    (31,703)   10,222

    345      214     131    4.21   6.86   (2.65)    Trading securities           3,583     3,621        (38)     (1,733)    1,695
------------------------------------------------                              ----------------------------------------------------
  10,798    9,952     846    5.43   7.06  (1.63)                               146,257   175,297    (29,040)    (40,335)   11,295
------------------------------------------------                              ----------------------------------------------------
                                                    Loans:

                                                     Commercial and
   7,611    7,292     319    6.78   9.13  (2.35)     construction              127,300   164,149    (36,849)    (43,762)    6,913

     860      835      25   11.23  11.61  (0.38)     Leasing                    24,137    24,223        (86)       (813)      727

   6,474    4,799   1,675    7.82   8.38  (0.56)     Mortgage                  126,634   100,496     26,138      (6,989)   33,127

   3,113    3,290    (177)  12.41  13.03  (0.62)     Consumer                   96,147   106,546    (10,399)     (5,000)   (5,399)
------------------------------------------------                              ----------------------------------------------------
  18,058   16,216   1,842    8.34   9.83  (1.49)                               374,218   395,414    (21,196)    (56,564)   35,368
------------------------------------------------                              ----------------------------------------------------
$ 28,856  $26,168  $2,688    7.25%  8.78% (1.53%)   TOTAL EARNING ASSETS      $520,475  $570,711   ($50,236)  ($ 96,899)  $46,663
================================================                              ====================================================
                                                    Interest bearing deposits:

$  2,493  $ 1,966  $  527    2.41%  3.51% (1.10%)   NOW and money market      $ 14,844  $ 16,998   ($ 2,154)  ($  5,810)  $ 3,656
   4,470    4,076     394    2.58   2.87  (0.29)    Savings                     28,459    28,798       (339)     (3,032)    2,693
   6,378    5,793     585    4.43   6.09  (1.66)    Time deposits               69,628    86,981    (17,353)    (25,853)    8,500
------------------------------------------------                              ----------------------------------------------------
  13,341   11,835   1,506    3.43   4.55  (1.12)                               112,931   132,777    (19,846)    (34,695)   14,849
------------------------------------------------                              ----------------------------------------------------

   7,263    7,892    (629)   2.48   6.12  (3.64)    Short-term borrowings       44,443   119,118    (74,675)    (67,882)   (6,793)

   4,021    2,517   1.504    5.34   6.89  (1.55)    Medium and long-term
------------------------------------------------    debt                        53,030    42,839     10,191     (10,545)   20,736
                                                                              ----------------------------------------------------
                                                    TOTAL INTEREST-BEARING
  24,625   22,244   2,381    3.46   5.37  (1.91)    LIABILITIES                210,404   294,734    (84,330)   (113,122)   28,792

   3,185    2,997     188                           Demand deposits

   1,046      927     119                           Other sources of funds
------------------------------------------------                              ----------------------------------------------------
$ 28,856  $26,168  $2,688   2.96%  4.57%  (1.61%)
================================================
                            4.29%  4.21%   0.08%    NET INTEREST MARGIN
                            ====================    AND NET INTEREST INCOME
                                                    ON A TAXABLE
                                                    EQUIVALENT BASIS           310,071   275,977     34,094   $  16,223   $17,871
                                                                                                              ====================
                                                    NET INTEREST SPREAD
                            3.79%  3.41%   0.38%
                            ====================
                                                    TAXABLE EQUIVALENT
                                                    ADJUSTMENT                  25,056    20,260      4,796
                                                                              ------------------------------
                                                    NET INTEREST INCOME       $285,015  $255,717   $ 29,298
                                                                              ==============================

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets increased by $2.7 billion or 10%, primarily due to higher average loan volume by $1.8 billion, mostly mortgage loans. The interest rate environment has stimulated mortgage originations and the refinancing through mortgage loans. The mortgage loan portfolio contributed with $33 million in additional interest income due to its higher volume when compared with the first quarter in 2001. The average commercial loan portfolio increased by $319 million. The rise resulted from the Corporation's sustained business growth in both the retail and middle markets. Average investment securities also rose by $747 million or 9% compared with the first quarter of 2001, mostly in mortgage-backed securities, collateralized mortgage obligations and U.S. Agency securities. The rise was partly attributed to investment opportunities undertaken during this quarter and the latter part of 2001.

The average yield on earning assets, on a taxable equivalent basis, declined 153 basis points from 8.78% in the first quarter of 2001 to 7.25% during the first quarter of 2002. The reduction can be attributed to the lower interest rate scenario, which resulted from the Federal Reserve easing cycle that prevailed during 2001. Commercial loans had the major impact due to their repricing characteristics and to the origination of new loans in a lower rate environment. The decrease in yield in this loan category amounted to 235 basis points. As of March 31, 2002, approximately 50% of the commercial and construction loan portfolios had floating or adjustable rates. The average yield on investment securities decreased from 7.13% in the first quarter of 2001 to 5.67% for the same quarter this year. The reduction of 146 basis points resulted primarily from the maturity during the year of investment securities with a higher yield. In addition, the growth in the investment portfolio during a period of lower interest rates also led to the decline in yield.

The increase of $2.4 billion in average interest-bearing liabilities for the first quarter of 2002, as compared with the same quarter in 2001, was mostly reflected in average interest-bearing deposits. NOW and money market deposits, and savings accounts increased favorably by $527 million and $394 million, respectively. The time deposits category increased in average by $585 million or 10% from March 31, 2001. Brokered deposits, which are included in the time deposits category, increased from $490 million to $732 million, a rise of $242 million or 49%.

Average short-term borrowings, which are comprised mostly of Fed funds, repurchase agreements and commercial paper, decreased by $629 million or 8% in the first quarter of 2002, compared with the same quarter last year, while longer-term borrowings increased by $1.5 billion or 60%. The increase in long-term debt, which is debt with an original maturity of more than one year, was principally due to the issuance of medium term notes and secured borrowings arising in securitization transactions. The shift in the composition of debt primarily results from the extension of the duration of the Corporation's borrowings to reduce future interest rate risk, and better positioned itself for a rising rate scenario.

The average cost of interest-bearing liabilities decreased 191 basis points when compared with the same quarter of 2001. The decline is mostly due to a lower cost of short-term borrowed money by 364 basis points and to the lower cost of time deposits by 166 basis points, attributed to the lower interest rate scenario.

The Corporation's net interest margin, on a taxable equivalent basis, for the first quarter of 2002 was 4.29% compared with 4.21% in the same quarter of 2001. The Federal Reserve Monetary Policy positively impacted the net interest margin of the Corporation, due to its liability sensitive structure at the beginning of the easing cycle, in which more interest-bearing liabilities repriced than earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses totaled $54.5 million for the first quarter of 2002 and $50.0 million for the same period in 2001, an increase of $4.5 million or 9%. The increase reflects the growth in the loan portfolio and higher net charge-offs. The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses to cover probable losses inherent in the loan portfolio after taking into account loan impairment and net charge-offs for the current period. The provision exceeded the net charge-offs for the quarter by $4.8 million.

The methodology used to establish the allowance for loan losses is based on SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 5 "Accounting for Contingencies." Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss will be incurred and the amount can be reasonably estimated.

In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, the value of the collateral, prior loss experience, current economic conditions and loan impairment measurement, among other factors. Management's judgment of the quantitative factors as well as qualitative factors results in the final determination of the provision for loan losses to maintain a level of allowance for loan losses which is deemed to be adequate. The adequacy of the allowance for loan losses is evaluated on a monthly basis.

The allowance for loan losses amounted to $342 million as of March 31, 2002, or 1.87% of loans, compared with $305 million or 1.85% at the same date in 2001. At December 31, 2001, the allowance for loan losses totaled $337 million or 1.85% of loans. The Corporation's management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses. For more information regarding the allowance for loan losses and asset quality refer to the Credit Quality section.

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 2002, December 31, 2001 and March 31, 2001.


                                          MARCH 31, 2002              December 31, 2001                     March 31, 2001

(In millions)
                                      RECORDED      VALUATION      Recorded        Valuation          Recorded          Valuation
                                     INVESTMENT     ALLOWANCE     Investment       Allowance         Investment         Allowance
-----------------------------------------------------------------------------------------------------------------------------------
Impaired loans:
  Valuation allowance required         $ 95.6         $38.3         $ 90.9            $36.8            $118.4            $28.7
  No valuation allowance required        52.7                         53.1                               49.2
-----------------------------------------------------------------------------------------------------------------------------------
        Total impaired loans           $148.3         $38.3         $144.0            $36.8            $167.6            $28.7
-----------------------------------------------------------------------------------------------------------------------------------

Average impaired loans during the first quarter of 2002 and 2001 were $146 million and $161 million, respectively. The Corporation recognized interest income on impaired loans of $0.8 million and $0.9 million, respectively, for the quarters ended March 31, 2002 and 2001.

Table C summarizes the movement in the allowance for loan losses and presents selected loan loss statistics for the quarters ended March 31, 2002 and 2001. As shown in Table C, net charge-offs for the quarter ended March 31, 2002 were $49.7 million or 1.10% of average loans compared with $36.1 million or 0.89% of average loans for the first quarter of 2001. Net charge-offs increased mainly in the commercial and construction loan portfolios, rising $11.8 million compared with the first quarter of 2001.

TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                          FIRST QUARTER
(Dollars in thousands)                                               2002               2001
-----------------------------------------------------------------------------------------------
Balance at beginning of period                                     $336,632           $290,653
Allowance Purchased                                                     343                738
Provision for loan losses                                            54,454             50,034
-----------------------------------------------------------------------------------------------
                                                                    391,429            341,425
-----------------------------------------------------------------------------------------------
Losses charged to the allowance:
   Commercial                                                        23,840             14,370
   Construction                                                       3,320              1,000
   Lease financing                                                   10,755              7,255
   Mortgage                                                           2,511              1,500
   Consumer                                                          25,483             24,361
-----------------------------------------------------------------------------------------------
                                                                     65,909             48,486
-----------------------------------------------------------------------------------------------
Recoveries:
   Commercial                                                         3,632              3,825
   Construction                                                         159
   Lease financing                                                    6,479              2,272
   Mortgage                                                             218                116
   Consumer                                                           5,736              6,143
-----------------------------------------------------------------------------------------------
                                                                     16,224             12,356
-----------------------------------------------------------------------------------------------

Net loans charged-off:
   Commercial                                                        20,208             10,545
   Construction                                                       3,161              1,000
   Lease financing                                                    4,276              4,983
   Mortgage                                                           2,293              1,384
   Consumer                                                          19,747             18,218
-----------------------------------------------------------------------------------------------
                                                                     49,685             36,130
-----------------------------------------------------------------------------------------------

Balance at end of period                                           $341,744           $305,295
===============================================================================================

Ratios:
   Allowance for losses to loans                                       1.87%              1.85%
   Allowance to non-performing assets                                 69.24              83.01
   Allowance to non-performing loans                                  74.45              89.76
   Non-performing assets to loans                                      2.70               2.23
   Non-performing assets to total assets                               1.63               1.35
   Net charge-offs to average loans                                    1.10               0.89
   Provision to net charge-offs                                        1.10x              1.38x
   Net charge-offs earnings coverage                                   3.50               4.17

Commercial and construction loans net charge-offs amounted to $23.4 million for the first quarter of 2002, compared with $11.5 million for the same period last year. As a percentage of average commercial and construction loans, these net credit losses increased from 0.63% in the first quarter of 2001 to 1.23% in the quarter ended in March 31, 2002. The rise in commercial loans net charge-offs was related to the growth in the commercial loan portfolio as well as the increase in non-performing assets, this last as a consequence of the slowdown of the economy since 2001, which is still affecting credit losses. Moreover, in 2002, the Corporation recorded a $3.7 million charge-off on a participation loan pertaining to Kmart, sold at a discount during the quarter.

Consumer loans net charge-offs increased $1.5 million or 8% for the quarter ended March 31, 2002, from $18.2 million in the same quarter of 2001. These net charge-offs represented 2.54% of average consumer loans for the quarter ended in March 31, 2002, compared with 2.21% for the same quarter last year. The increase was mostly related to higher delinquencies in the credit card portfolio.

Mortgage loans net charge-offs amounted to $2.3 million for the quarter ended March 31, 2002, compared with $1.4 million for the same period last year, an increase of $0.9 million or 66%, mostly as a result of the growth in the portfolio. These net charge-offs represented 0.14% of average mortgage loans at the end of the first quarter of 2002, compared with 0.12% at March 31, 2001.

The aforementioned rise in net charge-offs in the commercial, consumer and mortgage loan portfolios for the quarter ended March 31, 2002, was partially offset by a decrease of $0.7 million in lease financing net charge-offs. These net charge-offs totaled $4.3 million or 1.99% of the average lease financing portfolio for the quarter ended March 31, 2002, compared with $5.0 million or 2.39% for the same period in 2001.

CREDIT QUALITY

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table D.

TABLE D
NON-PERFORMING ASSETS


                                                                   MARCH 31,          December 31,             March 31,
(Dollars in thousands)                                               2002                 2001                   2001
------------------------------------------------------------------------------------------------------------------------
Commercial, construction, industrial and                           $199,290             $198,556               $191,464
agricultural
Lease financing                                                      11,366               10,297                 11,308
Mortgage                                                            208,682              176,967                 98,430
Consumer                                                             39,687               40,946                 38,921
Other real estate                                                    34,550               31,532                 27,638
------------------------------------------------------------------------------------------------------------------------

                 Total                                             $493,575             $458,298               $367,761
========================================================================================================================

Accruing loans past-due 90 days or more                            $ 24,771             $ 24,613               $ 21,700
========================================================================================================================

Non-performing assets to loans                                         2.70%                2.52%                  2.23%
Non-performing assets to assets                                        1.63                 1.49                   1.35

It is the Corporation's policy to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off when payments are delinquent 120 days. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Under the standard industry practice, close-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off. Unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court.

Non-performing assets were $494 million or 2.70% of ending loans at March 31, 2002, compared with $368 million or 2.23% at the same date last year and $458 million or 2.52% at December 31, 2001.

The increase in non-performing assets since March 31, 2001 and December 31, 2001 was mostly reflected in mortgage loans, which rose by $110 million and $32 million, respectively, principally due to the growth in the portfolio. Non-performing mortgage loans were $209 million or 42% of non-performing assets and 3.13% of total mortgage loans as of March 31, 2002, compared with $98 million or 27% of non-performing assets and 1.96% of total mortgage loans as of March 31, 2001. At the end of 2001, non-performing mortgage loans were $177 million or 39% of non-performing assets and 2.72% of total mortgage loans. The Corporation has experienced a low level of losses in its mortgage portfolio, historically, both in the U.S. mainland and Puerto Rico.

Commercial and construction non-performing loans also increased $7.8 million as of March 31, 2002 from the same date in 2001, and $0.7 million since December 31, 2001. The increase was principally due to the economic slowdown experienced since 2001, but also to the growth in these portfolios, which increased by $247 million from March 31, 2001. Non-performing commercial and construction loans represented 2.61% of that portfolio at March 31, 2002, compared with 2.59% at both March 31, 2001 and December 31, 2001.

Non-performing consumer loans amounted to $40 million or 1.29% of consumer loans as of March 31, 2002, compared with $39 million or 1.19% at March 31, 2001, and $41 million or 1.31% at December 31, 2001.

Non-performing financing leases amounted to $11 million or 1.32% of the lease financing portfolio as of March 31, 2002, compared with $11 million or 1.35% as of March 31, 2001 and $10 million or 1.20% as of December 31, 2001. The rise since December 31, 2001 was the result of the growth in the portfolio as well as higher delinquencies.

At March 31, 2002, the allowance for loan losses as a percentage of non-performing loans was 74.45%, compared with 89.76% at March 31, 2001 and 78.88% at December 31, 2001. The lower allowance to non-performing loans ratio reflects the changing composition of the loan portfolio, as most of its growth was realized in mortgage loans, which historically represents a low-risk portfolio with minimal losses. Mortgage loans comprised 95% of total loan growth since March 31, 2001. The Corporation, based on historical experience and current economic conditions, does not foresee significant losses in the mortgage portfolio. Excluding non-performing mortgage loans, the total allowance for loan losses to non-performing loans was 136.51% as of March 31, 2002, compared with 126.32% and 134.76% as of March 31, 2001 and December 31, 2001, respectively.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets as of March 31, 2002 would have been $425 million or 2.33% of loans, and the allowance for loan losses would have been 80.38% of non-performing assets. At March 31, 2001 and December 31, 2001, adjusted non-performing assets would have been $292 million or 1.77% of loans and $389 million or 2.14% of loans, respectively, and the allowance to non-performing assets would have been 104.65% and 86.57%, respectively.

OPERATING INCOME

Operating income, excluding securities, trading and derivatives transactions, totaled $135.3 million for the quarter ended March 31, 2002, an increase of $19.6 million or 17% compared with $115.7 million in the same period of 2001. Refer to Table E for a breakdown of operating income by major categories.

TABLE E
Operating Income

                                                                                      First Quarter
(Dollars in thousands)                                                     2002            2001          Change
-----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                      $ 38,973        $ 34,658       $ 4,315
-----------------------------------------------------------------------------------------------------------------
Other service fees:

      Credit card fees and discounts                                       14,468          13,569           899

      Debit card fees                                                      10,071           9,522           549

      Processing fees                                                       9,169           9,106            63

      Other fees                                                            7,831           7,485           346

      Check cashing fees                                                    5,262           4,581           681

      Sale and administration of investment products                        4,705           4,401           304

      Insurance fees                                                        4,677           4,432           245

      Mortgage servicing fees, net of amortization                          2,894           3,078          (184)

      Trust fees                                                            2,610           2,520            90
-----------------------------------------------------------------------------------------------------------------
      Total other service fees                                             61,687          58,694         2,993
-----------------------------------------------------------------------------------------------------------------

Other operating income                                                     17,111          13,173         3,938
-----------------------------------------------------------------------------------------------------------------
Gain on sale of loans                                                      17,566           9,149         8,417
-----------------------------------------------------------------------------------------------------------------

         Total operating income                                          $135,337        $115,674       $19,663
=================================================================================================================

Note: For purposes of this management discussion and analysis, operating income excludes securities, trading and derivative gains/losses.
-------------------------------------------------------------------------------

Service charges on deposit accounts reached $39.0 million in the first quarter of 2002, an increase of $4.3 million or 12%, compared with $34.7 million in the first quarter of 2001. This increase was primarily the result of higher commercial account charges, and to new charges implemented during 2001.

Other service fees for the first quarter of 2002 rose by $3.0 million, or 5%, compared with $58.7 million in the first quarter of 2001. This increase is mostly attributed to higher credit card fees and discounts, debit card and check cashing fees. Higher credit card fees and discounts are associated mostly to increases in late payment fees and merchant discount income. Debit card fees rose as a result of the continued growth in the point-of-sale terminals and automated teller machines network and to higher transactional volume. Average debit card transactions increased to approximately 8.7 million as of March 31, 2002, from 6.4 million a year earlier. The rise in check-cashing fees was driven by the continuous expansion of Popular Cash Express in the United States.

Other operating income amounted to $34.7 million in 2002, an increase of $12.4 million or 55% from $22.3 million in the first quarter of 2001. The rise in other operating income is mostly the result of higher gains on the sales of mortgage loans and loans guaranteed by the Small Business Administration (SBA). The increase in other operating income is also due to higher underwriting profits derived by the Corporation's broker/dealer subsidiary and to higher income recorded on the investments carried on the equity method.

SECURITIES, TRADING AND DERIVATIVES GAINS/LOSSES

For the first quarter of 2002, the Corporation reported losses of $4.0 million in the sale of securities, coupled with losses of $1.0 million in trading account transactions, compared with gains of $0.3 million and $0.2 million respectively, for the same period in 2001. The loss on sale of securities for the first quarter of 2002 resulted mainly from the sale of $710 million in U.S. Agency Securities, as part of the positioning strategies followed by the Corporation in the current interest rate environment. Proceeds of this sale were reinvested at higher yields.

Gain on derivatives reached $0.5 million at March 31, 2002, an improvement of $1.1 million compared with losses of $0.6 million at March 31, 2001. These gains on derivatives resulted from adjustments to the fair value of the interest rate swaps and swaptions entered into by the Corporation.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Upon the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," on January 1st, 2001, the Corporation recognized $0.7 million (net of tax) in income as a cumulative effect of accounting change.

During the first quarter of 2001, the Corporation adopted the provisions of SFAS No. 142 "Goodwill and Other Intangibles Assets." As further discussed in Notes 1 and 7 to the consolidated financial statements, the Corporation did not record any cumulative effect of accounting change in connection with the adoption provisions of this statement.

OPERATING EXPENSES

During the first quarter of 2002, operating expenses were $242.2 million, an increase of $21.7 million or 10%, compared with $220.5 million in the same period of 2001.

Personnel costs, the largest category of operating expenses, totaled $120.3 million in the first quarter of 2002, an increase of $15.4 million or 15% compared with $104.9 million in the same period last year. The increase in personnel cost is mostly due to increase in headcount, annual merit increases, higher incentive compensation and pension and other benefits. At March 31, 2002, full-time equivalent employees (FTEs) were 11,332, an increase of 506 employees from 10,826 FTEs at March 31, 2001. Partially offsetting the rise in personnel costs was a lower profit sharing expense due to a lower return on equity at BPPR.

Other operating expenses, excluding personnel costs, amounted to $121.9 million for the first quarter of 2002, an increase of $6.2 million or 5% when compared with the same period in 2001. This rise was mainly reflected in the categories of net occupancy expenses, business promotion, professional fees and other operating expenses, offset in part by lower amortization of intangible assets. Net occupancy expenses rose as a result of the Corporation's continued business expansion. The increase in business promotion was mainly associated to higher advertising and public relations expenses, related in part to an aggressive marketing campaign mostly directed to the mortgage lending segment, and to programs associated with the Corporation's involvement and contributions to the community. Professional fees rose due to higher legal and consulting services, marketing research and other professional services. The increase in other expenses was mostly associated to higher interchange, volume and processing fees on credit cards, sundry losses and travelling expenses. Partially offsetting these rises was the decrease in the amortization of intangibles associated with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," which no longer permits the amortization of goodwill and other intangibles that have indefinite useful lives, but rather requires that they be tested at least annually for impairment. Goodwill amortization for the quarter ended March 31, 2001 approximated $4.3 million. Refer to Note 7 to the consolidated financial statements for further information on the impact of the adoption of SFAS No. 142. The Corporation did not recognize any impairment of goodwill nor a cumulative effect of accounting change in connection with the adoption provisions of SFAS No 142.

Income taxes rose $3.0 million from $27.2 million in the first quarter of 2001, to $30.1 million at March 31, 2002. The effective tax rate for the first quarter of 2002 was 25.29% compared with 26.97% for the same period in 2001.

BALANCE SHEET COMMENTS

The Corporation's total assets at March 31, 2002 reached $30.3 billion, an increase of $3.0 billion or 11.0%, compared with $27.3 billion a year earlier. At December 31, 2001, total assets were $30.7 billion. Earning assets totaled $28.9 billion at March 31, 2002, compared with $25.7 billion and $29.1 billion at March 31, 2001 and December 31, 2001, respectively.

The investment portfolio reached $9.6 billion, an increase of $1.6 billion or 20%, compared with $8.0 billion at March 31, 2001. The increase since March 2001 was mostly related to investment opportunities undertaken by the Corporation during the later part of 2001. Investment securities at December 31, 2001 were $9.9 billion. Refer to Notes 3 and 4 to the consolidated financial statements for a breakdown of the Corporation's investment portfolio.

Table F presents a breakdown of the Corporation's loan portfolio. Total loans at March 31, 2002 amounted to $18.3 billion, a slight increase of $88 million or less than 1% from December 31, 2001. Total loans were $16.5 billion at March 31, 2001. Mortgage loans contributed with the largest growth in the portfolio since December 31, 2001, rising $179 million, offset by a decline in consumer and commercial (including construction) loans of $46 million and $49 million, respectively. Consumer loans declined principally in credit cards and personal loans. The decline in commercial loans was partly due to $49 million in SBA loans sold during this quarter. When compared with the same date last year, the loan portfolio reflects increases in mortgage and commercial loans (including construction) of $1.7 billion and $247 million, respectively. The rise in the mortgage loan portfolio was principally due to the favorable low interest rate scenario that has prevailed during the second half of 2001 and in the first quarter of 2002, which results in a high demand for mortgage loans, including refinancing activities. Also, it is due to increased sales force efforts and marketing campaigns. On the other hand, consumer loans declined $177 million since March 31, 2001, particularly personal loans, partly related to high volume of refinancing activity through mortgage loans.

TABLE F
LOANS ENDING BALANCES


                                                            MARCH 31,         December 31,         March 31,
(Dollars in thousands)                                        2002                2001               2001
-------------------------------------------------------------------------------------------------------------
Commercial, industrial and agricultural                   $ 7,379,137         $ 7,420,738        $ 7,111,151
Construction                                                  251,003             258,453            271,715
Lease financing                                               864,008             859,119            839,786
Mortgage*                                                   6,676,227           6,497,459          5,023,423
Consumer                                                    3,086,549           3,132,782          3,263,402
-------------------------------------------------------------------------------------------------------------

           Total                                          $18,256,924         $18,168,551        $16,509,477
=============================================================================================================

* Includes loans held-for-sale

Other assets were $549 million at March 31, 2002, an increase of $52 million or 11%, compared with December 31, 2001. The increase in other assets is mainly due to an increase in accounts receivables, mostly related to sale transactions. Also, there was an increase in deferred taxes, as a result of unrealized losses on securities available-for-sale. Other assets totaled $418 million at March 31, 2001. The increase since that date is mostly related to similar factors, coupled with the investments during the second quarter of 2001 in Centro Financiero BHD, S.A., the third largest private financial institution in the Dominican Republic, and in Coqui.com, an Internet service provider in Puerto Rico.

At March 31, 2002, total deposits amounted to $16.5 billion, compared with $16.4 billion at December 31, 2001. Savings deposits increased $314 million compared with December 31, 2001, while demand deposits decreased by $180 million, mostly in commercial accounts. Time deposits, including brokered certificates of deposit, remained relatively stable, reflecting a slight increase of $20 million. At March 31, 2001 total deposits were $15.1 billion. The growth in the deposits base from March 31, 2001 to 2002 was reflected in all deposit categories. Demand, savings and time deposits grew by $103 million, $868 million and $460 million, respectively, from March 31, 2001.

Borrowed funds, including subordinated notes and capital securities decreased slightly from $11.6 billion at December 31, 2001 to $11.1 billion at March 31, 2002. Borrowed funds at March 31, 2001 totaled $9.6 billion. The rise in borrowed funds since March 31, 2001 was primarily as a result of loan growth and investment opportunities. Refer to the Liquidity section for further information as to the composition of the Corporation's funding sources.

The Corporation's stockholders' equity at March 31, 2002 was $2.2 billion, compared with $2.1 billion at March 31, 2001 and $2.3 billion at the end of 2001. The decline in equity since December 31, 2001 was impacted by the redemption of $100 million of the Corporation's preferred stock in January 22, 2002. The redemption consisted of the repurchase of shares at the liquidation preference value of $25.50 per share plus accrued dividends, for a total repurchase price of $25.6276 per share. The price paid in excess of the liquidation preference value, which totaled $2 million, was deducted from the net income applicable to common stock in this quarter's earnings per common share computation. In addition, accumulated other comprehensive income declined by $50 million, from $80 million at December 31, 2001 to $30 million at March 31, 2002. This decline resulted from lower unrealized gains, net of taxes, on securities available-for-sale by $49 million. Dividends declared per common share for the first quarter of 2002 were $0.20, compared with $0.16 in 2001. The dividend payout ratio to common stockholders for the quarter was 30.81% compared with 30.16% in March 31, 2001.

Table G presents the Corporation's capital adequacy information for the quarters ended in March 31, 2002 and 2001 and December 31, 2001. The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations.

TABLE G
CAPITAL ADEQUACY DATA

------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,          December 31,            March 31,
(Dollars in thousands)                                        2002                 2001                  2001
------------------------------------------------------------------------------------------------------------------
Risk-based capital
  Tier I capital                                          $ 1,903,589          $ 1,849,305           $ 1,801,296
  Supplementary (Tier II) capital                             334,747              330,213               332,511
------------------------------------------------------------------------------------------------------------------

       Total capital                                      $ 2,238,336          $ 2,179,518           $ 2,133,807
==================================================================================================================

Risk-weighted assets
  Balance sheet items                                      18,197,827           18,087,672            16,452,469
  Off-balance sheet items                                     469,492              479,691               490,034
------------------------------------------------------------------------------------------------------------------

       Total risk-weighted assets                         $18,667,319          $18,567,363           $16,942,503
==================================================================================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                     10.20%                9.96%                10.63%
  Total capital (minimum required - 8.00%)                      11.99%               11.74%                12.59%
  Leverage ratio (minimum required - 3.00%)                      6.34%                6.46%                 6.59%

Book value per common share was $16.01 at March 31, 2002, compared with $14.86 at the end of the first quarter of 2001, and $15.93 at December 31, 2001. The market value of the Corporation's common stock at March 31, 2002 was $29.22 per share, compared with $29.45 at March 31, 2001, and $29.08 at December 31, 2001. The Corporation's market capitalization at March 31, 2002, March 31, 2001 and December 31, 2001 was $4.0 billion. The Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP.

MARKET RISK

Market risk refers to the impact of changes in interest rates on the Corporation's net interest income, market value of equity and trading operations. It also arises from fluctuations in the value of some foreign currencies against the U.S. dollar. Despite the varied nature of market risks, the primary source of this risk at the Corporation is the impact of changes in interest rates. Depending on the duration and repricing characteristics of the Corporation's assets, liabilities and derivatives instruments, changes in interest rates could either increase or decrease the level of net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk (IRR) and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

The Corporation uses various techniques to assess the degree of interest rate risk, including simulation analysis and static gap estimates for measuring short-term IRR, and duration analysis to quantify the level of long-term IRR. These techniques focus on different aspects of the interest rate risk that is assumed at any point in time, and are therefore used jointly to make informed judgments about the risk levels and the appropriateness of strategies under consideration.

An interest rate sensitivity analysis performed at the Corporation level is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

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

Based on the results of the sensitivity analysis as of March 31, 2002, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months was a $11.5 million decrease and the change for the same period, utilizing a hypothetical declining rate scenario, was an increase of $9.0 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. Derivative instruments that are used, to a limited extent, include interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts, and interest rate caps, floors and put options embedded in interest rate contracts.

As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management. Hedging strategies are developed through analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Popular Inc.'s overall interest rate risk management and trading strategies. These hedging strategies are managed by the Market Risk Committee, composed of members from management, and monitored by the Board's Risk Management Committee. Refer to Note 6 to the consolidated financial statements for further information on the Corporation's involvement in derivative instruments and hedging activities.

The Corporation's trading activities are another source of market risk and are subject to strict guidelines approved by the Board of Directors. Most of the Corporation's trading activities are limited to the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. As the trading instruments are recognized at market value, the changes resulting from fluctuations in market prices, interest rates or exchange rates directly affect reported income. In the opinion of management, the size and composition of the trading portfolio as of March 31, 2002 does not represent a potentially significant source of market risk for the Corporation. The Corporation does not participate in any trading activities involving commodity contracts.

The Corporation conducts business in the Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds an interest in Consorcio de Tarjetas

Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange volatility between the U.S. dollar and the particular foreign currency to affect significantly the value of the Corporation's investment in these companies.

LIQUIDITY

Liquidity refers to the ability to fund current operations, including the cash flow requirements of depositors and borrowers as well as future growth. These needs can be met by generating profits, attracting new depositors, converting assets to cash through sales or securitizations and increasing borrowings. The Corporation utilizes various sources of funding to help ensure that adequate levels of liquidity are always available.

The Corporation raises its funding from a combination of retail and wholesale markets. Historically, core deposits have been the Corporation's primary source of funding, although wholesale borrowings have become an increasingly important source. Retail sources of funds include individual and corporate depositors in the market where the Corporation competes, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Corporation's business. Deposits tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates.

The Corporation has also established borrowing relationships with FHLB and other correspondent banks, which further support and enhance liquidity. Wholesale or institutional sources of funds comprise primarily other financial intermediaries such as commercial banks, securities dealers, investment companies, insurance companies, as well as non-financial corporations.

Another important liquidity source to the Corporation is its assets, particularly the investment portfolio. Refer to Notes 3 and 4 to the consolidated financial statements for further information as to the composition of the available-for-sale and held-to-maturity investment portfolios. Liquid U.S. Treasury and Agency securities can be used to raise funds in the repo markets. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans and to a lesser extent commercial loans, have highly developed secondary markets. In addition, other sources of liquidity include maturities of money market investments, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

RISKS TO LIQUIDITY

The Corporation's ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings (by one of the nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, management does not believe that the impact should be material. Deposits at all of the Corporation's banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings.

Although the Corporation raises the majority of its financing from retail deposits, it still borrows a material amount of funds from institutional sources. Institutional lenders tend to be sensitive to the perceived credit risk of the entities to which they lend and this exposes the Corporation to the possibility of having its access to funding affected by how the market perceives its credit quality; this in part, may be due to factors beyond its control.

Changes in the credit rating of the Corporation or any of its subsidiaries to a level below "investment grade" may affect the Corporation's access to the capital markets. The Corporation's counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Management does not anticipate changes in the credit ratings of the Corporation based on its expected outlook for the P.R. / U.S. economy, interest rates and expected financial results of the Corporation.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and non-performing loans, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may incur in an event of default. Such failure may accelerate the repayment of the related borrowings. It could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future.

The Corporation's non-banking subsidiaries may be subject to a higher degree of liquidity risk than the banking subsidiaries, due to the latter's access to federally-insured deposits. A higher proportion of the funding of the non-banking subsidiaries is from institutional sources, as compared to the banking subsidiaries, and these are more sensitive to the perceived credit risk of the Corporation than providers of deposits. In the event of a downgrade in the credit ratings of the Corporation, the non-banking subsidiaries may experience an increase in their cost of funds and reduced availability of financing. Management does not anticipate such a scenario developing in the foreseeable future.

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of an extended economic slowdown in Puerto Rico, the credit quality of the Corporation could be affected as a result of higher credit costs and possible decreases in profitability. The substantial integration of Puerto Rico with the U.S. economy should limit the probability of a prolonged recession in Puerto Rico and the resulting risks to the Corporation.

OFF-BALANCE SHEET ACTIVITIES

In the normal course of business, the Corporation has conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turned has transferred the assets to different trusts. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as such trusts are not consolidated in the Corporation's financial statements. As of March 31, 2002, these trusts held approximately $324 million in assets in the form of mortgage loans. Liabilities in the form of debt principal due to investors approximated $322 million at the end of the first quarter of 2002. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interest in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation's assets. The servicing rights and the interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position and results of operations of the Corporation.

         BPPR has been cooperating fully with an investigation by federal law enforcement authorities. The investigation relates principally to the circumstances surrounding the activities of a former customer of BPPR, including BPPR reporting and compliance efforts. The former customer has been indicted for money laundering, including in connection with transactions through an account at BPPR. BPPR believes based on the information available to it that there was no knowing participation by BPPR or any BPPR employee in the former customer's activities. The law enforcement investigation could result in adverse consequences to the Corporation and BPPR including the possibility of civil and criminal claims being brought against BPPR. The Corporation cannot predict when or on what basis the investigation will conclude or its effects, if any, on the Corporation or BPPR.

ITEM 5. OTHER INFORMATION

         Under the Gramm-Leach-Bliley Act (the "GLB Act"), bank holding companies, whose depository institution subsidiaries are "well capitalized" as defined under the Federal Deposit Insurance Act and "well managed" as defined under Regulation Y under the BHC Act and which obtain at least a "satisfactory" rating under the Community Reinvestment Act, have the ability to declare themselves to be financial holding companies and engage in a broader range of activities than those traditionally permissible for U.S. bank holding companies. The Corporation's declaration to become a financial holding company became effective on April 30, 2002.

         As a financial holding company, the Corporation may engage in activities that are "financial in nature," as well as additional activities that the Federal Reserve Board, in coordination with the Secretary of the Treasury, determines are incidental or complementary to financial activities, generally without Federal Reserve Board approval. Under the GLB Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.                    Exhibit Description                         Reference
   --------------                    -------------------                        -----------
         19                 Quarterly Report to Shareholders for the            Exhibit "A"
                            period ended March 31,2002

   b) One report on Form 8-K was filed for the quarter ended March 31, 2002:

        Dated:             January 9, 2002

        Filed:             January 11, 2002

        Items reported:    Item 5 - Other Events (Operational results for the
                           quarter and year-ended December 31, 2001)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                                     POPULAR, INC.
                                       -----------------------------------------
                                                     (Registrant)



Date: 05/10/2002                       By: /s/ Jorge A. Junquera
     ------------------------             --------------------------------------
                                                   Jorge A. Junquera
                                            Senior Executive Vice President



Date: 05/10/2002                       By: /s/ Amilcar L. Jordan
     ------------------------             --------------------------------------
                                                 Amilcar L. Jordan, Esq.
                                           Senior Vice President & Comptroller