Form 10-Q
period 2002-06-30
POPULAR INC
filed 2002-08-14
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002	Commission file number 0 – 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-041-6582

(State of incorporation)	(I.R.S. Employer
identification No.)

Popular Center Building
209 Muñoz Rivera Avenue, Hato Rey
San Juan, Puerto Rico 00918

(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code       (787) 765-9800

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

Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	132,350,118

(Title of Class)	(Shares Outstanding as of August 14, 2002)

POPULAR, INC.

INDEX

		Page

Part I – Financial Information
Item 1.	Financial Statements
	Unaudited Consolidated Statements of Condition as of June 30, 2002, December 31, 2001 and June 30, 2001	3
	Unaudited Consolidated Statements of Income for the quarters and six months ended June 30, 2002 and 2001	4
	Unaudited Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2002 and 2001	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to unaudited Consolidated Financial Statements	7-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-46
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Part II – Other Information
Item 1.	Legal proceedings	46
Item 2.	Changes in securities – None	N/A
Item 3.	Defaults upon senior securities – None	N/A
Item 4.	Submission of matters to a vote of security holders	46
Item 5.	Other information	46
Item 6.	Exhibits and reports on Form 8-K	47
—	Signature	47

     Forward-Looking Information. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation’s market and liquidity risks and the effect of legal proceedings on Popular, Inc.’s financial condition and results of operations, among others. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors could cause actual results to differ from those contemplated by such forward-looking statements.

     With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond market and the magnitude of interest rate changes. Moreover, the outcome of litigation, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands)	2002	2001	2001

ASSETS
Cash and due from banks	$1,102,933	$606,142	$580,592

Money market investments:
Federal funds sold and securities purchased under agreements to resell	1,067,764	820,332	1,052,960
Time deposits with other banks	3,056	3,056	10,424
Bankers’ acceptances	838	402	470

	1,071,658	823,790	1,063,854

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	4,182,150	4,056,655	2,505,223
Other investment securities available-for-sale	5,936,069	5,227,746	4,958,437
Investment securities held-to-maturity, at amortized cost	225,070	592,360	247,812
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	230,145	244,916	217,776
Other trading securities	77,701	25,270	61,910
Loans held-for-sale, at lower of cost or market	910,006	939,488	914,071

Loans:
Loans pledged with creditors’ right to repledge	483,686	301,706	—
Other loans	17,819,028	17,254,323	16,604,911
Less – Unearned income	311,578	326,966	326,736
Allowance for loan losses	347,230	336,632	313,337

	17,643,906	16,892,431	15,964,838

Premises and equipment	404,382	405,705	395,804
Other real estate	35,193	31,533	28,741
Accrued income receivable	190,612	186,143	190,013
Other assets	516,726	496,855	493,473
Goodwill	178,739	177,842	185,108
Other intangible assets	35,432	37,800	42,982

	$32,740,722	$30,744,676	$27,850,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,012,168	$3,281,841	$3,144,623
Interest bearing	13,817,119	13,088,201	12,425,162

	17,829,287	16,370,042	15,569,785
Federal funds purchased and securities sold under agreements to repurchase	5,829,016	5,751,768	4,157,279
Other short-term borrowings	1,944,642	1,827,242	2,828,347
Notes payable	4,135,749	3,735,131	2,379,030
Other liabilities	524,447	512,686	473,626

	30,263,141	28,196,869	25,408,067

Subordinated notes	125,000	125,000	125,000

Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	144,000	149,080	150,000

Commitments and contingencies (See Note 8)

Minority interest in consolidated subsidiaries	964	909	915

Stockholders’ equity:
Preferred stock (See Note 11)	—	100,000	100,000
Common stock (See Note 11)	833,672	832,498	831,408
Surplus	272,761	268,544	264,414
Retained earnings	1,186,814	1,057,724	963,605
Treasury stock – at cost (See Note 11)	(205,210)	(66,136)	(66,136)
Accumulated other comprehensive income, net of tax of $38,910 (December 31, 2001 - $27,918; June 30, 2001 - $23,619)	119,580	80,188	73,361

	2,207,617	2,272,818	2,166,652

	$32,740,722	$30,744,676	$27,850,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,

(Dollars in thousands, except per share information)	2002	2001	2002	2001

INTEREST INCOME:
Loans	$380,166	$391,841	$752,388	$785,406
Money market investments	7,370	13,026	15,155	28,332
Investment securities	115,377	114,243	227,688	252,302
Trading account securities	3,086	4,297	6,587	7,818

	505,999	523,407	1,001,818	1,073,858

INTEREST EXPENSE:
Deposits	110,356	131,022	223,286	263,799
Short-term borrowings	45,274	84,493	89,718	203,611
Long-term debt	55,691	42,374	108,721	85,213

	211,321	257,889	421,725	552,623

Net interest income	294,678	265,518	580,093	521,235
Provision for loan losses	50,075	49,462	104,529	99,496

Net interest income after provision for loan losses	244,603	216,056	475,564	421,739
Service charges on deposit accounts	39,507	36,310	78,480	70,968
Other service fees	66,037	60,349	127,724	119,043
Gain (loss) on sale of securities	85	(2,152)	(3,925)	(1,862)
Trading account loss	(359)	(816)	(1,389)	(628)
Derivatives (losses) gains	(855)	1,652	(344)	1,021
Gain on sales of loans	11,242	11,708	28,808	20,857
Other operating income	19,331	15,691	36,042	28,864

	379,591	338,798	740,960	660,002

OPERATING EXPENSES:
Personnel costs:
Salaries	90,746	78,884	179,307	156,662
Profit sharing	5,368	4,018	10,308	9,115
Pension and other benefits	26,469	23,841	53,270	45,860

	122,583	106,743	242,885	211,637
Net occupancy expenses	20,048	17,726	39,078	34,921
Equipment expenses	24,376	24,575	49,141	48,702
Other taxes	9,285	9,809	18,833	18,619
Professional fees	19,724	18,284	37,231	34,223
Communications	13,111	12,085	26,384	23,972
Business promotion	16,831	13,159	30,199	23,704
Printing and supplies	5,078	4,490	9,587	8,809
Other operating expenses	17,061	20,189	34,382	36,120
Amortization of intangibles	2,556	6,860	5,099	13,736

	250,653	233,920	492,819	454,443

Income before income tax, minority interest and cumulative effect of accounting change	128,938	104,878	248,141	205,559
Income tax	32,594	27,337	62,742	54,488
Net (gain) loss of minority interest	(39)	(4)	(50)	12

Income before cumulative effect of accounting change	96,305	77,537	185,349	151,083
Cumulative effect of accounting change, net of tax	—	—	—	686

NET INCOME	$96,305	$77,537	$185,349	$151,769

NET INCOME APPLICABLE TO COMMON STOCK	$96,305	$75,450	$182,839	$147,595

EARNINGS PER COMMON SHARE (Basic and Diluted)	$0.72	$0.55	$1.35	$1.08

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2002	2001	2002	2001

Net Income	$96,305	$77,537	$185,349	$151,769

Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(245)	(124)	(382)	(250)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax of $22,128 (2001- ($3,936)) for the quarter and $10,465 (2001- $21,967) for the six-month period	90,109	(9,659)	38,985	67,439
Less: reclassification adjustment for losses included in net income, net of tax of $40 (2001-($797)) for the quarter and ($1,522) (2001- ($719)) for the six-month period	(19)	(2,610)	(2,466)	(2,398)
Net (loss) gain on derivatives	(1,326)	135	(2,454)	(517)
Less: reclassification adjustment for losses included in net income, net of tax of ($451) (2001-($148)) for the quarter and ($514) (2001-($260)) for the six-month period	(683)	(290)	(783)	(465)
Cumulative effect of accounting change				254
Less: reclassification adjustment for (losses) gains included in net income, net of tax of ($40) for the quarter in 2001 and ($77) for the six-month period in 2001	—	(75)	6	(136)

Total other comprehensive income (loss)	$89,240	($6,673)	$39,392	$69,925

Comprehensive income	$185,545	$70,864	$224,741	$221,694

Disclosure of accumulated other comprehensive income:

	June 30,	December 31,	June 30,
(In thousands)	2002	2001	2001

Foreign currency translation adjustment	($1,838)	($1,456)	($1,134)
Unrealized gains on securities	122,627	81,176	74,157
Unrealized (losses) gains on derivatives	(1,593)	78	(52)
Cumulative effect of accounting change	384	390	390

Accumulated other comprehensive income	$119,580	$80,188	$73,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$185,349	$151,769

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	38,042	38,210
Provision for loan losses	104,529	99,496
Amortization of intangibles	5,099	13,736
Net loss on sales of investment securities	3,925	1,862
Net loss (gain) on derivatives	344	(1,021)
Net loss on disposition of premises and equipment	223	312
Net (gain) loss on sales of loans, excluding loans held-for-sale	(5,838)	192
Net amortization of premiums and accretion of discounts on investments	7,521	1,484
Net decrease (increase) in loans held-for-sale	29,482	(90,170)
Net amortization of deferred loan fees and costs	17,365	20,500
Net increase in trading securities	(37,660)	(126,613)
Net (increase) decrease in accrued income receivable	(4,469)	12,527
Net decrease (increase) in other assets	2,874	(11,396)
Net decrease in interest payable	(2,255)	(27,879)
Net increase in deferred and current taxes	(30,785)	(1,750)
Net increase in postretirement benefit obligation	1,533	6,094
Net increase (decrease) in other liabilities	13,938	(16,289)

Total adjustments	143,868	(80,705)

Net cash provided by operating activities	329,217	71,064

Cash flows from investing activities:
Net (increase) decrease in money market investments	(247,868)	4,764
Purchases of investment securities held-to-maturity	(230,173)	(2,615,536)
Maturities of investment securities held-to-maturity	591,427	2,717,702
Purchases of investment securities available-for-sale	(3,956,630)	(2,085,501)
Maturities of investment securities available-for-sale	2,137,502	2,805,546
Proceeds from sales of investment securities available-for-sale	1,029,857	606,075
Net disbursements on loans	(684,660)	(1,031,875)
Proceeds from sales of loans	294,422	244,336
Acquisition of loan portfolios	(513,668)	(388,389)
Acquisition of premises and equipment	(43,874)	(31,770)
Proceeds from sales of premises and equipment	6,932	3,216

Net cash (used in) provided by investing activities	(1,616,733)	228,568

Cash flows from financing activities:
Net increase in deposits	1,484,884	743,647
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	77,248	(806,836)
Net increase (decrease) in other short-term borrowings	117,400	(1,540,865)
Net proceeds from notes payable and capital securities	395,538	1,202,118
Dividends paid	(55,080)	(47,715)
Proceeds from issuance of common stock	5,391	4,482
Redemption of preferred stock	(102,000)	—
Treasury stock (acquired) sold	(139,074)	78

Net cash provided by (used in) financing activities	1,784,307	(445,091)

Net increase (decrease) in cash and due from banks	496,791	(145,459)
Cash and due from banks at beginning of period	606,142	726,051

Cash and due from banks at end of period	$1,102,933	$580,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the Corporation) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States, the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 14 to the consolidated financial statements presents further information about the Corporation’s business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain minor reclassifications have been made to the prior year consolidated financial statements to conform with the 2002 presentation.

Note 2 – Accounting Changes

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 “ Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141, adopted by the Corporation in 2001, supersedes Accounting Principles Board Opinion (APB) No. 16, “Business Combinations.” The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Corporation reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 31, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 repeal the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have definite lives.

The Corporation adopted the provisions of SFAS No. 142 in the first quarter of 2002. Based on the provisions of SFAS No. 142, the Corporation will no longer record amortization relating to existing goodwill. In 2001, the quarterly amortization of goodwill amounted to approximately $4,300.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify if a potential impairment exists. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the entity’s fiscal year. Other intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value with the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests should be reflected as a cumulative effect of a change in accounting principle.

The Corporation completed all transitional impairment tests during the first quarter of 2002, and determined that there are no impairment losses to be recognized in the period as a cumulative effect of accounting change.

The following table present the reconciliation of reported net income and earnings per share (EPS) (basic and diluted) adjusted to exclude the amortization expense recognized in the period prior to the adoption of SFAS No. 142.

	Quarter ended	Six-months ended
(In thousands, except per share information)	June 30, 2001	June 30, 2001

Reported Net Income	$77,537	$151,769
Add back: Goodwill amortization, including impact on profit sharing expense and related tax	4,126	8,267

Adjusted Net Income	$81,663	$160,036

Reported EPS	$0.55	$1.08
Add: Goodwill amortization, including impact on profit sharing expense and related tax	0.03	0.06

Adjusted EPS	$0.58	$1.14

With the adoption of SFAS No. 142, there were no changes to amortization expense on acquired other intangible assets with definite lives.

For further disclosures required by SFAS No. 142, refer to Note 7 to the consolidated financial statements.

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management understands that the adoption of this statement will not have a material effect on the consolidated financial statements of the Corporation.

Accounting for the Impairment or Disposal of Long-Lived Assets

In January 2002, the Corporation adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope and, therefore, eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Also, the Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material effect on the consolidated financial statements of the Corporation.

Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements of the Corporation.

Note 3 — Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investments securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of June 30, 2002, December 31, 2001 and June 30, 2001 were as follows:

	AS OF JUNE 30, 2002

	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 11 months)	$360,010	$10,088	—	$370,098
Obligations of other U.S. Government agencies and corporations (average maturity of 4 years and 4 months)	6,017,891	84,398	$4,401	6,097,888
Obligations of Puerto Rico, states and political subdivisions (average maturity of 7 years and 2 months)	90,241	4,069	65	94,245
Collateralized mortgage obligations (average maturity of 20 years and 7 months)	2,499,615	11,894	11,557	2,499,952
Mortgage-backed securities (average maturity of 24 years and 3 months)	645,308	12,720	1,960	656,068
Equity securities (without contractual maturity)	248,497	58,301	17	306,781
Others (average maturity of 17 years and 8 months)	92,322	869	4	93,187

	$9,953,884	$182,339	$18,004	$10,118,219

	AS OF DECEMBER 31, 2001
	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 1 year and 1 month)	$650,247	$18,622	—	$668,869
Obligations of other U.S. Government agencies and corporations (average maturity of 4 years and 7 months)	5,208,568	64,393	$34,558	5,238,403
Obligations of Puerto Rico, States and political subdivisions (average maturity of 8 years and 5 months)	101,643	3,920	167	105,396
Collateralized mortgage obligations (average maturity of 21 years and 10 months)	2,241,827	8,161	7,902	2,242,086
Mortgage-backed securities (average maturity of 24 years and 10 months)	635,822	9,260	3,512	641,570
Equity securities (without contractual maturity)	231,474	48,475	10	279,939
Others (average maturity of 17 years and 6 months)	105,393	2,749	4	108,138

	$9,174,974	$155,580	$46,153	$9,284,401

	AS OF JUNE 30, 2001
	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 1 year and 3 months)	$716,000	$14,112	—	$730,112
Obligations of other U.S. Government agencies and Corporations (average maturity of 4 years 6 months)	4,097,067	37,677	$21,195	4,113,549
Obligations of Puerto Rico, States and political Subdivisions (average maturity of 8 years and 9 months)	103,356	2,795	151	106,000
Collateralized mortgage obligations (average maturity of 23 years and 2 months)	1,652,425	5,386	2,799	1,655,012
Mortgage-backed securities (average maturity of 24 years)	460,670	5,500	640	465,530
Equity securities (without contractual maturity)	250,235	54,678	—	304,913
Others (average maturity of 15 years and 8 months)	85,707	2,841	4	88,544

	$7,365,460	$122,989	$24,789	$7,463,660

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities available-for-sale.

Note 4 – Investment securities held-to-maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of June 30, 2002, December 31, 2001 and June 30, 2001 were as follows:

	AS OF JUNE 30, 2002
	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and
Corporations (average maturity of 2 months)	$27,388	—	—	$27,388
Obligations of Puerto Rico, States and political Subdivisions (average maturity of 11 years and 5 months)	114,774	$1,758	$542	115,990
Collateralized mortgage obligations (average maturity of 22 years and 2 months)	1,266	—	—	1,266
Others (average maturity of 2 years and 9 months)	81,642	42	857	80,827

	$225,070	$1,800	$1,399	$225,471

	AS OF DECEMBER 31, 2002
	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and Corporations (average maturity of 1 month)	$416,980	$4	—	$416,984
Obligations of Puerto Rico, States and political Subdivisions (average maturity of 13 years and 8 months)	92,522	4,485	$48	96,959
Collateralized mortgage obligations (average maturity of 22 years and 9 months)	1,430	—	114	1,316
Others (average maturity of 3 years and 4 months)	81,428	279	551	81,156

	$592,360	$4,768	$713	$596,415

	AS OF JUNE 30, 2001
	Amortized	Gross Unrealized	Gross Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and Corporations (average maturity of 1 month)	$66,643	$17	$8	$66,652
Obligations of Puerto Rico, States and political Subdivisions (average maturity of 10 years and 7 months)	85,197	4,024	130	89,091
Collateralized mortgage obligations (average maturity of 22 years and 11 months)	1,538	—	23	1,515
Others (average maturity of 3 years and 4 months)	94,434	—	2,158	92,276

	$247,812	$4,041	$2,319	$249,534

Note 5 – Pledged assets

Securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other borrowings. The classification and carrying amount of the Corporation’s pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2002	2001	2001

Investment securities available-for-sale	$2,426,862	$1,973,552	$1,801,458
Investment securities held-to-maturity	4,211	5,110	5,971
Loans	1,753,373	1,413,789	1,571,385

	$4,184,446	$3,392,451	$3,378,814

Securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, swaptions, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts.

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. These contracts qualify for cash flow hedge accounting in accordance with SFAS 133 and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of June 30, 2002 the total amount (net of tax) included in accumulated other comprehensive income pertaining to forward contracts was an unrealized loss of $466. These contracts have a maximum maturity of 50 days.

To satisfy the needs of its customers, from time to time, the Corporation enters into foreign exchange contracts in the spot or futures market and at the same time into foreign exchange contracts with third parties under the same terms and conditions. As of June 30, 2002, the Corporation included $10 and $10 in other assets and other liabilities, respectively, pertaining to the fair value of these contracts.

The Corporation purchased interest rate caps as part of securitization transactions in order to limit the interest rate payable to the security holders. These contracts qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. As of June 30, 2002, the fair market value of these interest rate caps was $4,473 included in other assets and the amount included in accumulated other comprehensive income was a loss of $1,127. These contracts have a maximum maturity of 7.5 years. As part of these contracts, during the second quarter of 2002 the Corporation reclassified a gain of $217 from other comprehensive income into earnings related to the ineffective portion of its hedging instruments.

The Corporation enters into options on swaps (“swaption”) derivative securities, which combine the characteristics of interest rate swaps and options. These swaptions are related to certificates of deposit with returns linked to the Standard and Poor’s 500 index through an embedded option, which has been bifurcated from the host contract, and in accordance with the pronouncement does not qualify for hedge accounting. As of June 30, 2002, the Corporation had a derivative liability of $13,401 representing the fair value of the swaptions, which is included in other liabilities. Also, a derivative liability of $8,493 which is the fair value of the embedded option and a discount on the certificates of deposits of $19,011 are included in deposits.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific term and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors. These swaps do not qualify as hedges in accordance with SFAS No. 133, as amended, and therefore changes in fair value of the derivatives are recorded in the statement of income. For the quarter ended June 30, 2002, the Corporation recognized a loss of $855 as a result of the changes in fair value of the non-hedging derivatives.

The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contract and therefore, as stated in SFAS No. 133, are not bifurcated from the host contract.

Note 7 – Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and other indefinite live intangible assets be tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, thus the second step of the impairment test is unnecessary. If needed, the second step consists in comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Corporation uses the expected present value of future cash flows and market price multiples of comparable companies to determine the fair value of each reporting unit. The cost of equity used to discount the cash flows was calculated using the Capital Asset Pricing Model.

The Corporation’s management has defined the reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. For presentation purposes, these reporting units have been aggregated by reportable segments based on the provisions of SFAS No. 131 “Segment Reporting.” These segments have been defined as follows: Commercial Banking, Mortgage and Consumer Lending, Auto and Lease Financing and Other. All the operating segments and components that constitute reporting units were determined evaluating the nature of the products and services offered, types of customers, methods used to distribute their products and provide their services, and the nature of their regulatory environment, as well as other similar economic characteristics. Goodwill is assigned to each reporting unit at the time of acquisition, since the Corporation records the intangibles originated in the acquisition on the books of the entity acquired by using the practice of push down accounting.

The changes in the carrying amount of goodwill for the six-months ended June 30, 2002, are as follows:

	Six-months ended June 30, 2002

		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total

Balance as of January 1, 2002	$110,482	$8,349	$6,727	$52,284	$177,842
Goodwill acquired during the period	—	1,202	—	—	1,202
Goodwill written-off during the period	—	(305)	—	—	(305)

Balance as of June 30, 2002	$110,482	$9,246	$6,727	$52,284	$178,739

As of June 30, 2002, December 31, 2001 and June 30, 2001, goodwill totaled $178,739, $177,842 and $185,108, respectively. The Corporation has no other intangible assets not subject to amortization. Goodwill written-off during the quarter ended June 30, 2002 is related to various branches of Popular Finance sold during this quarter.

The following table reflects the components of other intangible assets subject to amortization as of June 30, 2002, December 31, 2001 and June 30, 2001:

	June 30, 2002		December 31, 2001		June 30, 2001

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core Deposits	$87,711	$52,395	$85,034	$48,101	$85,034	$43,682
Covenants not to Compete	202	86	202	76	202	71
Credit-based customer relationships	—	—	8,304	7,563	8,304	6,805

Total	$87,913	$52,481	$93,540	$55,740	$93,540	$50,558

During the quarter ended June 30, 2002, the Corporation recognized $2,556 in amortization expense related to other intangible assets with definite lives. This expense totaled $2,527 for the quarter ended June 30, 2001, excluding the effect of goodwill amortization. For the six months ended June 30, 2002 and 2001, the Corporation recognized $5,099 and $5,049, respectively, in amortization expense related to other intangible assets with definite lives.

The credit-based customer relationships were fully amortized during the quarters ended June 30, 2002.

The following table presents the estimated aggregate amortization expense of the intangible assets with definite lives that the Corporation has as of June 30, 2002, for each of the following fiscal years:

(In thousands)

2002	$8,969
2003	7,455
2004	6,765
2005	5,163
2006	5,017
2007	3,343

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which, at June 30, 2002, amounted to $11,972 and $87,356, respectively (June 30, 2001 — $9,182 and $112,959; December 31, 2001 — $16,846 and $87,810). There are also other commitments outstanding and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements.

As of June 30, 2002, the Corporation has an outstanding commitment, entered into during 2001, to purchase $100,000 of mortgage loans from another institution with the option of purchasing $75,000 in additional loans. The commitment expires on June 30, 2003. As of June 30, 2002, $75,000 in loans have been purchased under this agreement.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations. Refer to Item 1 — Legal Proceedings on Part II — Other Information on Form 10-Q for further information.

Note 9 – Stock Option Plan

The Corporation has a Stock Option Plan (the Plan) since 2001, which permits the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. Any employee or director of the Corporation or of any of its subsidiaries is eligible to participate in the Plan. The selection of individuals eligible to participate is within the discretion of the Board of Directors, or an appointed committee. The Plan provides for the issuance of Popular, Inc.’s common stock at a price equal to its fair market value at the date of grant, subject to certain Plan provisions. The aggregate number of shares of common stock, which may be issued under the Plan, is limited to 5,000,000 shares, subject to adjustment for stock splits, recapitalizations and similar events. The shares are to be made available from authorized but unissued shares of common stock or treasury stock. The maximum option term is generally ten years from the date of grant. Unless an option agreement provides otherwise, all options granted are 20% exercisable after the first year and an additional 20% is exercisable after each subsequent year. The exercise price of each option is equal to the market price of the Corporation’s stock on the date of grant.

The following table summarizes information about stock options outstanding at June 30, 2002:

		Weighted Average	Weighted-Average		Weighted Average
Exercised Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price
Range per share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$28.78 - $34.87	430,308	$29.06	9.60 years	19,347	$29.19

There were no stock options exercisable during 2001.

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
	Outstanding	Exercise Price

Balance at January 1, 2001	—	—
Granted	8,384	$30.56

Outstanding at June 30, 2001	8,384	30.56
Granted	18,032	31.77

Outstanding at December 31, 2001	26,416	31.39
Granted	403,892	28.90

Outstanding at June 30, 2002	430,308	$29.06

No compensation cost was recognized during the period ended June 30, 2002 and 2001 since the exercise price of the stock options equals the market price of the stock on the date of grant. Had the Corporation elected to recognize compensation cost for options granted in 2002 and 2001, consistent with the fair value method of accounting of SFAS No. 123, “Accounting for Stock-Based Compensation”, the pro forma net income and pro forma earnings per share would have been as follows:

	Quarter ended		Six-months ended
	June 30,		June 30,
(In thousands, except per share information)	2002	2001	2002	2001

Net income applicable to common stock
As reported	$96,305	$75,450	$182,839	$147,595
Pro forma	$96,093	$75,447	$182,483	$147,592
Basic earnings per common share
As reported	$0.72	$0.55	$1.35	$1.08
Pro forma	$0.71	$0.55	$1.35	$1.08
Diluted earnings per common share
As reported	$0.72	$0.55	$1.35	$1.08
Pro forma	$0.71	$0.55	$1.35	$1.08

The fair value of these options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted-average assumptions used for the grants issued during 2002 were the following: an expected dividend yield of 2.14%, an average expected life of options of 10 years, an expected volatility of 26.54% and a risk-free interest rate of 4.96%. The weighted-average fair value of options granted during 2002 was $9.81 per option.

Note 10 -	Subordinated Notes and Preferred Beneficial Interest in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “Junior Subordinated Debentures”). As of June 30, 2002, the Corporation had reacquired $6,000 of the capital securities. The capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as “Preferred Beneficial Interests in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation.” The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $152,817 of Junior Subordinated Debentures at June 30, 2002 (June 30, 2001 — $154,640; December 31, 2001 — $154,640) and a related accrued interest receivable of $4,177 (June 30, 2001 — $4,292; December 31, 2001 — $4,292). The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures (which shortening would result in a mandatory redemption of the Capital Securities) may be shortened.

Note 11- Stockholders’ Equity

Authorized common stock is 180,000,000 shares with a par value of $6 per share. At June 30, 2002, there were 138,945,303 (June 30, 2001 — 138,567,996; December 31, 2001 — 138,749,647) shares issued and 132,251,194 (June 30, 2001 — 136,180,713; December 31, 2001 — 136,362,364) shares outstanding. As of June 30, 2002, a total of 6,694,109 (June 30, 2001 — 2,387,283; December 31, 2001 — 2,387,283) common shares with a total cost of $205,210 (June 30, 2001 — $66,136; December 31, 2001 — $66,136) were maintained as treasury stock. In May 2002, the Corporation repurchased 4,300,000 shares of its common stock from Banco Popular de Puerto Rico Retirement Plan, at a cost of $139 million.

As of December 31, 2001, the Corporation had 4,000,000 shares issued and outstanding of its 8.35% noncumulative monthly income Series A preferred stock. Effective January 22, 2002, the Corporation redeemed the 4,000,000 shares outstanding of preferred stock at a redemption price of $25.6276 per share, which consisted of the redemption price of $25.50 plus an amount representing accrued and unpaid dividends for the current monthly dividend period up to, but excluding, the redemption date. The redemption price paid by the Corporation, excluding dividends, exceeded the liquidation preference value by $2,000 or $0.50 per share.

Note 12 — Earnings per Common Share

A computation of earnings per common share follows:

	Quarter ended		Six-months ended
	June 30,		June 30,

(In thousands, except share information)	2002	2001	2002	2001

Net income	$96,305	$77,537	$185,349	$151,769
Less: Preferred stock dividends		2,087	2,510	4,174

Net income applicable to common stock	$96,305	$75,450	$182,839	$147,595

Average common shares outstanding	134,440,879	136,189,956	135,452,584	136,150,709
Average potential common shares – stock options	25,851	130	14,559	65

Average common shares outstanding – assuming dilution	134,466,730	136,190,086	135,467,143	136,150,774

Basic earnings per common share	$0.72	$0.55	$1.35	$1.08

Diluted earnings per common share	$0.72	$0.55	$1.35	$1.08

Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock option plan, using the treasury stock method.

Options with an exercise price greater than the average market price of the Corporation’s common stock are antidilutive and, therefore, are not included in the computation of diluted earnings per common share. During the second quarter and six-months ended June 30, 2002 there were 7,520 antidilutive stock options outstanding with an exercise price of $34.87.

For the quarter and six months ended June 30, 2001 all stock options outstanding were included in the computation of diluted earnings per common shares.

Note 13 — Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the six-month period ended June 30, 2002, the Corporation paid interest and income taxes amounting to $423,980 and $72,245, respectively (2001 — $580,503 and $46,976). In addition, the loans receivable transferred to other real estate and other property for the six-month period ended June 30, 2002 amounted to $20,192 and $16,184, respectively (2001 — $18,404 and $15,028).

Note 14 — Segment Reporting

Popular, Inc. operates three major reportable segments: commercial banking, mortgage and consumer lending, and auto and lease financing. Management has determined its reportable segments based on legal entity, which is the way that operating decisions and performance is measured. These entities have then been aggregated by products, services and markets with similar characteristics.

The Corporation’s commercial banking segment includes all banking subsidiaries, which provide individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking and servicing, asset management, credit cards and other financial services. These services are offered through a delivery system of branches throughout Puerto Rico, the U.S. and British Virgin Islands and the United States.

The Corporation’s mortgage and consumer lending segment includes those non-banking subsidiaries whose principal activity is originating mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One and Levitt Mortgage.

The Corporation’s auto and lease financing segment provides financing for vehicles and equipment through Popular Auto, Inc. in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The “Other” category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters and six-months ended June 30, 2002 and 2001.

		Mortgage and	Auto and
	Commercial	Consumer	Lease
	Banking	Lending	Financing	Other	Eliminations	Total

(In thousands)	Quarter ended June 30, 2002

Net interest income	$227,789	$50,199	$16,391	$228	$71	$294,678
Provision for loan losses	33,441	9,959	6,675			50,075
Other income	69,451	16,160	4,830	46,732	(2,185)	134,988
Amortization of intangibles	2,548			8		2,556
Depreciation expense	13,493	1,087	2,695	1,559		18,834
Other operating expenses	160,713	28,596	7,637	32,584	(267)	229,263
Net gain of minority interest		(39)				(39)
Income tax	18,239	9,276	1,524	4,004	(449)	32,594

Net income	$68,806	$17,402	$2,690	$8,805	$(1,398)	$96,305

Segment Assets	$26,721,751	$5,036,978	$1,172,300	$6,937,713	$(7,128,020)	$32,740,722

		Mortgage and	Auto and
	Commercial	Consumer	Lease
	Banking	Lending	Financing	Other	Eliminations	Total

(In thousands)	Six-months ended June 30, 2002
Net interest income	$450,807	$98,233	$31,645	$(722)	$130	$580,093
Provision for loan losses	70,882	20,227	13,420			104,529
Other income	136,126	33,256	9,567	92,183	(5,736)	265,396
Amortization of intangibles	5,089			10		5,099
Depreciation expense	27,285	2,113	5,573	3,071		38,042
Other operating expenses	312,804	58,314	14,789	64,257	(486)	449,678
Net gain of minority interest		(50)				(50)
Income tax	36,360	17,607	2,681	7,444	(1,350)	62,742

Net income	$134,513	$33,178	$4,749	$16,679	$(3,770)	$185,349

Segment Assets	$26,721,751	$5,036,978	$1,172,300	$6,937,713	$(7,128,020)	$32,740,722

		Mortgage and	Auto and
	Commercial	Consumer	Lease
	Banking	Lending	Financing	Other	Eliminations	Total

(In thousands)	Quarter ended June 30, 2001
Net interest income	$221,364	$31,751	$12,853	$(415)	$(35)	$265,518
Provision for loan losses	35,128	9,731	4,603			49,462
Other income	59,627	17,134	5,135	43,826	(2,980)	122,742
Amortization of intangibles	5,461	182	188	1,029		6,860
Depreciation expense	14,458	893	2,500	1,172		19,023
Other operating expenses	146,087	24,530	5,933	31,688	(201)	208,037
Net gain of minority interest		(4)				(4)
Income tax	18,897	5,088	1,826	2,225	(699)	27,337

Net income	$60,960	$8,457	$2,938	$7,297	$(2,115)	$77,537

Segment Assets	$23,137,758	$3,710,693	$992,957	$6,618,653	$(6,609,427)	$27,850,634

		Mortgage and	Auto and
	Commercial	Consumer	Lease
	Banking	Lending	Financing	Other	Eliminations	Total

(In thousands)	Six-months ended June 30, 2001
Net interest income	$440,439	$57,775	$24,733	$(1,640)	$(72)	$521,235
Provision for loan losses	71,220	19,070	9,206			99,496
Other income	118,616	30,918	10,110	83,381	(4,762)	238,263
Amortization of intangibles	10,922	364	377	2,073		13,736
Depreciation expense	29,033	1,809	5,144	2,224		38,210
Other operating expenses	282,025	46,922	11,500	62,451	(401)	402,497
Net loss of minority interest		12				12
Income tax	40,344	7,605	3,243	4,390	(1,094)	54,488
Cumulative effect of accounting change	686					686

Net income	$126,197	$12,935	$5,373	$10,603	$(3,339)	$151,769

Segment Assets	$23,137,758	$3,710,693	$992,957	$6,618,653	$(6,609,427)	$27,850,634

Geographic Information	Quarter ended		Six-months ended

	June 30,	June 30,	June 30,	June 30,
(In thousands)	2002	2001	2002	2001

Revenues* Puerto Rico	$291,475	$275,605	$575,759	$546,675
United States	126,060	101,093	241,865	189,496
Other	12,131	11,562	27,865	23,327

Total consolidated revenues	$429,666	$388,260	$845,489	$759,498

*	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of investment securities, derivatives (losses) gains, trading account profit (loss), and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2002	2001	2001

Selected Balance Sheet Information:
Puerto Rico
Total assets	$22,094,448	$20,800,728	$18,924,935
Loans	9,966,695	9,879,632	9,602,554
Deposits	12,264,302	10,874,829	10,488,993
United States
Total assets	$9,844,387	$9,174,050	$8,195,716
Loans	8,578,291	7,868,729	7,168,268
Deposits	4,702,432	4,718,692	4,228,090
Other
Total assets	$801,887	$769,898	$729,983
Loans	356,156	420,190	421,424
Deposits	862,553	776,521	852,702

Note 15 –	Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of June 30, 2002, December 31, 2001 and June 30, 2001, and the results of their operations and cash flows for periods ended June 30, 2002 and 2001. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of May 31, 2002, November 30, 2001 and May 31, 2001, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under various shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance, V.I., Inc. and PNA.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2002, BPPR could have declared a dividend of approximately $96,493 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
AS OF JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	entries	Consolidated

ASSETS
Cash and due from banks	$290	$67	$1,135	$1,156,727	($55,286)	$1,102,933
Money market investments	21,236	301	103	1,257,743	(207,725)	1,071,658
Investment securities available-for-sale, at market value	203,973	30,744	6,523	9,881,979	(5,000)	10,118,219
Investment securities held-to-maturity, at amortized cost				373,710	(148,640)	225,070
Trading account securities, at market value				307,846		307,846
Investment in subsidiaries	2,155,177	595,515	808,186	180,079	(3,738,957)
Loans held-for-sale, at lower of cost or market				927,387	(17,381)	910,006

Loans	238,424		2,788,008	19,693,428	(4,417,146)	18,302,714
Less — Unearned income				311,578		311,578
Allowance for loan losses				347,230		347,230

	238,424		2,788,008	19,034,620	(4,417,146)	17,643,906

Premises and equipment	11,599			392,783		404,382
Other real estate				35,193		35,193
Accrued income receivable	198		13,721	200,508	(23,815)	190,612
Other assets	23,232	34,107	8,206	449,467	1,714	516,726
Goodwill				178,739		178,739
Other intangible assets				35,432		35,432

	$2,654,129	$660,734	$3,625,882	$34,412,213	($8,612,236)	$32,740,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,067,396	($55,228)	$4,012,168
Interest bearing				13,838,793	(21,674)	13,817,119

				17,906,189	(76,902)	17,829,287
Federal funds purchased and securities sold under agreements to repurchase			$562,771	5,442,296	(176,051)	5,829,016
Other short-term borrowings	$98,961	$8,687	489,926	2,606,886	(1,259,818)	1,944,642
Notes payable	180,386		1,935,688	5,328,948	(3,309,273)	4,135,749
Other liabilities	42,165	116	50,192	461,628	(29,654)	524,447

	321,512	8,803	3,038,577	31,745,947	(4,851,698)	30,263,141

Subordinated notes	125,000					125,000

Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000

Minority interest in consolidated subsidiary				110	854	964

Stockholders’ equity:
Common stock	833,672	3,962	2	72,576	(76,540)	833,672
Surplus	272,761	492,543	439,964	1,335,419	(2,267,926)	272,761
Retained earnings	1,186,814	142,544	145,001	1,038,796	(1,326,341)	1,186,814
Treasury stock, at cost	(205,210)			(463)	463	(205,210)
Accumulated other comprehensive income, net of taxes	119,580	12,882	2,338	75,828	(91,048)	119,580

	2,207,617	651,931	587,305	2,522,156	(3,761,392)	2,207,617

	$2,654,129	$660,734	$3,625,882	$34,412,213	($8,612,236)	$32,740,722

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2001
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$263	$18	$252	$659,094	$(53,485)	$606,142
Money market investments	112,937	302	442	1,075,301	(365,192)	823,790
Investment securities available-for-sale, at market value	166,193	20,781	6,473	9,101,954	(11,000)	9,284,401
Investment securities held-to-maturity, at amortized cost				747,000	(154,640)	592,360
Trading account securities, at market value				271,106	(920)	270,186
Investment in subsidiaries, at equity	2,129,890	559,658	772,220	164,146	(3,625,914)
Loans held-for-sale, at lower of cost or market value				957,403	(17,915)	939,488

Loans	196,412		2,537,021	18,870,993	(4,048,397)	17,556,029
Less — Unearned income				326,966		326,966
Allowance for loan losses				336,632		336,632

	196,412		2,537,021	18,207,395	(4,048,397)	16,892,431

Premises and equipment	12,006			393,699		405,705
Other real estate				31,533		31,533
Accrued income receivable	323	2	12,263	196,277	(22,722)	186,143
Other assets	20,795	32,010	9,994	434,248	(192)	496,855
Goodwill				177,842		177,842
Other intangible assets				37,800		37,800

	$2,638,819	$612,771	$3,338,665	$32,454,798	$(8,300,377)	$30,744,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,335,268	$(53,427)	$3,281,841
Interest bearing				13,099,160	(10,959)	13,088,201

				16,434,428	(64,386)	16,370,042
Federal funds purchased and securities sold under
Agreements to repurchase			$421,618	5,561,883	(231,733)	5,751,768
Other short-term borrowings		$4,272	536,443	2,663,575	(1,377,048)	1,827,242
Notes payable	$198,918		1,780,452	4,709,260	(2,953,499)	3,735,131
Other liabilities	42,083	72	48,959	450,637	(29,065)	512,686

	241,001	4,344	2,787,472	29,819,783	(4,655,731)	28,196,869

Subordinated notes	125,000					125,000

Preferred beneficial interests in Popular North America’s Junior subordinated deferrable interest debentures guaranteed by the Corporation				150,000	(920)	149,080

Minority interest in consolidated subsidiaries				105	804	909

Stockholders’ equity:
Preferred stock	100,000					100,000
Common stock	832,498	3,962	2	72,575	(76,539)	832,498
Surplus	268,544	492,494	439,964	1,334,918	(2,267,376)	268,544
Retained earnings	1,057,724	105,748	110,687	1,032,542	(1,248,977)	1,057,724
Treasury stock — at cost	(66,136)			(236)	236	(66,136)
Accumulated other comprehensive income, net of taxes	80,188	6,223	540	45,111	(51,874)	80,188

	2,272,818	608,427	551,193	2,484,910	(3,644,530)	2,272,818

	$2,638,819	$612,771	$3,338,665	$32,454,798	$(8,300,377)	$30,744,676

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2001
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$124	$24	$215	$661,598	($81,369)	$580,592
Money market investments	17,237	302	42	1,254,767	(208,494)	1,063,854
Investment securities available-for-sale, at market value	188,973	20,231	6,347	7,250,109	(2,000)	7,463,660
Investment securities held-to-maturity, at amortized cost				402,452	(154,640)	247,812
Trading account securities, at market value				279,686		279,686
Investment in subsidiaries, at equity	2,167,008	553,702	753,695	147,366	(3,621,771)
Loans held-for-sale, at lower of cost or market				914,071		914,071

Loans	235,517		2,360,932	17,899,844	(3,891,382)	16,604,911
Less — Unearned income				326,736		326,736
Allowance for loan losses				313,337		313,337

	235,517		2,360,932	17,259,771	(3,891,382)	15,964,838

Premises and equipment				395,804		395,804
Other real estate				28,741		28,741
Accrued income receivable	319	530	13,533	199,665	(24,034)	190,013
Other assets	10,707	23,596	6,330	453,974	(1,134)	493,473
Goodwill				185,108		185,108
Other intangible assets				42,982		42,982

	$2,619,885	$598,385	$3,141,094	$29,476,094	$(7,984,824)	$27,850,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,225,934	$(81,311)	$3,144,623
Interest bearing				12,486,070	(60,908)	12,425,162

				15,712,004	(142,219)	15,569,785
Federal funds purchased and securities sold under Agreements to repurchase	$17,500		$76,175	4,188,190	(124,586)	4,157,279
Other short-term borrowings	2,279	$4,330	1,286,332	3,172,786	(1,637,380)	2,828,347
Notes payable	264,212		1,192,331	3,338,846	(2,416,359)	2,379,030
Other liabilities	44,242	275	41,397	417,281	(29,569)	473,626

	328,233	4,605	2,596,235	26,829,107	(4,350,113)	25,408,067

Subordinated notes	125,000					125,000

Preferred beneficial interests in Popular North America’s Junior subordinated deferrable interest debentures guaranteed by the Corporation				150,000		150,000

Minority interest in consolidated subsidiaries				105	810	915

Stockholders’ equity:
Preferred stock	100,000					100,000
Common stock	831,408	3,962	2	72,575	(76,539)	831,408
Surplus	264,414	485,676	439,964	1,333,919	(2,259,559)	264,414
Retained earnings	963,605	93,874	99,993	1,059,653	(1,253,520)	963,605
Treasury stock-at cost	(66,136)			(236)	236	(66,136)
Accumulated other comprehensive income, net of taxes	73,361	10,268	4,900	30,971	(46,139)	73,361

	2,166,652	593,780	544,859	2,496,882	(3,635,521)	2,166,652

	$2,619,885	$598,385	$3,141,094	$29,476,094	$(7,984,824)	$27,850,634

POPULAR, INC.
 CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$3,542		$40,112	$396,792	$(60,280)	$380,166
Money market investments	51	$2	14	18,160	(10,857)	7,370
Investment securities	285		189	118,153	(3,250)	115,377
Trading account securities				3,206	(120)	3,086

	3,878	2	40,315	536,311	(74,507)	505,999

INTEREST EXPENSE:
Deposits				110,523	(167)	110,356
Short-term borrowings	656	38	5,347	58,006	(18,773)	45,274
Long-term debt	5,007		34,344	71,979	(55,639)	55,691

	5,663	38	39,691	240,508	(74,579)	211,321

Net interest (loss) income	(1,785)	(36)	624	295,803	72	294,678
Provision for loan losses				50,075		50,075

Net interest (loss) income after provision for loan losses	(1,785)	(36)	624	245,728	72	244,603
Service charges on deposit accounts				39,507		39,507
Other service fees				66,089	(52)	66,037
(Loss) gain on sale of securities	(1,078)			1,163		85
Trading account loss				(429)	70	(359)
Derivatives gains (losses)			69	(924)		(855)
Gain on sales of loans				13,213	(1,971)	11,242
Other operating income	4,163	1,039	169	14,191	(231)	19,331

	1,300	1,003	862	378,538	(2,112)	379,591

OPERATING EXPENSES:
Personnel costs:
Salaries		77		90,669		90,746
Profit sharing				5,368		5,368
Pension and other benefits		14		26,455		26,469

		91		122,492		122,583
Net occupancy expenses		3		20,045		20,048
Equipment expenses				24,376		24,376
Other taxes	245			9,040		9,285
Professional fees	145	3	49	19,588	(61)	19,724
Communications	11			13,100		13,111
Business promotion				16,831		16,831
Printing and supplies				5,078		5,078
Other operating expenses	55	26	163	17,023	(206)	17,061
Amortization of intangibles				2,556		2,556

	456	123	212	250,129	(267)	250,653

Income before income tax, minority interest and equity in earnings of subsidiaries	844	880	650	128,409	(1,845)	128,938
Income tax	(135)		602	32,574	(447)	32,594
Net gain of minority interest				(39)		(39)

Income before equity in earnings of subsidiaries	979	880	48	95,796	(1,398)	96,305
Equity in earnings of subsidiaries	95,326	19,121	19,011	8,467	(141,925)

NET INCOME	$96,305	$20,001	$19,059	$104,263	$(143,323)	$96,305

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2001
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$5,623	$534	$39,304	$408,905	($62,525)	$391,841
Money market investments	259	5	23	20,254	(7,515)	13,026
Investment securities	268	1	189	117,036	(3,251)	114,243
Trading account securities				4,297		4,297

	6,150	540	39,516	550,492	(73,291)	523,407

INTEREST EXPENSE:
Deposits				131,233	(211)	131,022
Short-term borrowings	335	62	17,358	97,182	(30,444)	84,493
Long-term debt	8,065		22,073	54,839	(42,603)	42,374

	8,400	62	39,431	283,254	(73,258)	257,889

Net interest (loss) income	(2,250)	478	85	267,238	(33)	265,518
Provision for loan losses				49,462		49,462

Net interest (loss) income after provision for loan losses	(2,250)	478	85	217,776	(33)	216,056
Service charges on deposit accounts				36,310		36,310
Other service fees				60,380	(31)	60,349
Loss on sale of securities		(50)		(2,102)		(2,152)
Trading account loss				(816)		(816)
Gain on derivatives			1,516	136		1,652
Gain on sales of loans				14,552	(2,844)	11,708
Other operating income	2,978	204		12,614	(105)	15,691

	728	632	1,601	338,850	(3,013)	338,798

OPERATING EXPENSES:
Personnel costs:
Salaries		73		78,811		78,884
Profit sharing				4,018		4,018
Pension and other benefits		12		23,829		23,841

		85		106,658		106,743
Net occupancy expenses		3		17,723		17,726
Equipment expenses				24,575		24,575
Other taxes	452			9,357		9,809
Professional fees	740	3	64	17,539	(62)	18,284
Communications	8			12,077		12,085
Business promotion				13,159		13,159
Printing and supplies				4,490		4,490
Other operating expenses	27	18	105	20,180	(141)	20,189
Amortization of intangibles				6,860		6,860

	1,227	109	169	232,618	(203)	233,920

(Loss) income before income tax, minority interest and equity in earnings of subsidiaries	(499)	523	1,432	106,232	(2,810)	104,878
Income tax	(1,426)		469	28,993	(699)	27,337
Net gain of minority interest				(4)		(4)

Income before equity in earnings of subsidiaries	927	523	963	77,235	(2,111)	77,537
Equity in earnings of subsidiaries	76,610	6,460	5,648	5,685	(94,403)

NET INCOME	$77,537	$6,983	$6,611	$82,920	($96,514)	$77,537

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Popular,
	Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$6,986		$78,299	$785,603	($118,500)	$752,388
Money market investments	172	$6	19	36,757	(21,799)	15,155
Investment securities	477		378	233,356	(6,523)	227,688
Trading account securities				6,751	(164)	6,587

	7,635	6	78,696	1,062,467	(146,986)	1,001,818

INTEREST EXPENSE:
Deposits				223,708	(422)	223,286
Short-term borrowings	972	61	11,123	115,250	(37,688)	89,718
Long-term debt	10,256		67,358	140,113	(109,006)	108,721

	11,228	61	78,481	479,071	(147,116)	421,725

Net interest (loss) income	(3,593)	(55)	215	583,396	130	580,093
Provision for loan losses				104,529		104,529

Net interest (loss) income after provision for loan losses	(3,593)	(55)	215	478,867	130	475,564
Service charges on deposit accounts				78,480		78,480
Other service fees				127,839	(115)	127,724
Loss on sale of securities	(1,078)			(2,847)		(3,925)
Trading account loss				(1,459)	70	(1,389)
Gain (loss) on derivatives			714	(1,058)		(344)
Gain on sales of loans				33,436	(4,628)	28,808
Other operating income	6,299	2,653	169	27,984	(1,063)	36,042

	1,628	2,598	1,098	741,242	(5,606)	740,960

OPERATING EXPENSES:
Personnel costs:
Salaries		154		179,153		179,307
Profit sharing				10,308		10,308
Pension and other benefits		29		53,241		53,270

		183		242,702		242,885
Net occupancy expenses		7		39,071		39,078
Equipment expenses				49,141		49,141
Other taxes	490			18,343		18,833
Professional fees	291	6	95	36,979	(140)	37,231
Communications	19			26,365		26,384
Business promotion				30,199		30,199
Printing and supplies				9,587		9,587
Other operating expenses	108	45	270	34,304	(345)	34,382
Amortization of intangibles				5,099		5,099

	908	241	365	491,790	(485)	492,819

Income before income tax, minority interest and equity in earnings of subsidiaries	720	2,357	733	249,452	(5,121)	248,141
Income tax	(147)		619	63,619	(1,349)	62,742
Net gain of minority interest				(50)		(50)

Income before equity in earnings of subsidiaries	867	2,357	114	185,783	(3,772)	185,349
Equity in earnings of subsidiaries	184,482	34,441	34,201	15,421	(268,545)

NET INCOME	$185,349	$36,798	$34,315	$201,204	($272,317)	$185,349

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$14,352	$1,069	$75,597	$804,321	$(109,933)	$785,406
Money market investments	462	10	55	55,450	(27,645)	28,332
Investment securities	884	1	378	257,540	(6,501)	252,302
Trading account securities				7,818		7,818

	15,698	1,080	76,030	1,125,129	(144,079)	1,073,858

INTEREST EXPENSE:
Deposits				264,829	(1,030)	263,799
Short-term borrowings	870	150	33,214	229,268	(59,891)	203,611
Long-term debt	18,985		43,862	105,452	(83,086)	85,213

	19,855	150	77,076	599,549	(144,007)	552,623

Net interest (loss) income	(4,157)	930	(1,046)	525,580	(72)	521,235
Provision for loan losses				99,496		99,496

Net interest (loss) income after provision for loan losses	(4,157)	930	(1,046)	426,084	(72)	421,739
Service charges on deposit accounts				70,968		70,968
Other service fees				119,102	(59)	119,043
Loss on sale of securities		(50)		(1,812)		(1,862)
Trading account loss				(628)		(628)
Gain (loss) on derivatives			1,516	(495)		1,021
Gain on sales of loans				25,351	(4,494)	20,857
Other operating income	5,400	409		23,264	(209)	28,864

	1,243	1,289	470	661,834	(4,834)	660,002

OPERATING EXPENSES:
Personnel costs:
Salaries		143		156,519		156,662
Profit sharing				9,115		9,115
Pension and other benefits		24		45,836		45,860

		167		211,470		211,637
Net occupancy expenses		6		34,915		34,921
Equipment expenses				48,702		48,702
Other taxes	904			17,715		18,619
Professional fees	930	4	109	33,297	(117)	34,223
Communications	16			23,956		23,972
Business promotion				23,704		23,704
Printing and supplies				8,809		8,809
Other operating expenses	49	22	213	36,121	(285)	36,120
Amortization of intangibles				13,736		13,736

	1,899	199	322	452,425	(402)	454,443

(Loss) income before income tax, minority interest, cumulative effect of accounting change and equity in earnings of Subsidiaries	(656)	1,090	148	209,409	(4,432)	205,559
Income tax	(1,386)		(12)	56,981	(1,095)	54,488
Net loss of minority interest				12		12

Income before cumulative effect of accounting change and equity in earnings of subsidiaries	730	1,090	160	152,440	(3,337)	151,083
Cumulative effect of accounting change				686		686

Income before equity in earnings of subsidiaries	730	1,090	160	153,126	(3,337)	151,769
Equity in earnings of subsidiaries	151,039	9,209	9,398	10,688	(180,334)

NET INCOME	$151,769	$10,299	$9,558	$163,814	$(183,671)	$151,769

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc

Cash flows from operating activities:
Net income	$185,349	$36,798	$34,315	$201,204	$(272,317)	$185,349

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(184,482)	(34,441)	(34,201)	(15,421)	268,545
Depreciation and amortization of premises and equipment	407			37,635		38,042
Provision for loan losses				104,529		104,529
Amortization of intangibles				5,099		5,099
Net loss on sales of investment securities	1,078			2,847		3,925
Net (gain) loss on derivatives			(714)	1,058		344
Net loss on disposition of premises and equipment				223		223
Net gain on sales of loans, excluding loans held-for-sale				(5,838)		(5,838)
Net amortization of premiums and accretion of discounts on investments				7,608	(87)	7,521
Net decrease in loans held-for-sale				30,016	(534)	29,482
Net amortization of deferred loan fees and costs				17,365		17,365
Net increase in trading securities				(36,739)	(921)	(37,660)
Net decrease (increase) in accrued income receivable	125	1	(1,458)	(4,223)	1,086	(4,469)
Net (increase) decrease in other assets	(2,290)	(2,096)	2,034	6,632	(1,406)	2,874
Net (decrease) increase in interest payable	(42)	46	2,068	(4,327)		(2,255)
Net (decrease) increase in deferred and current taxes	(179)		597	(31,531)	328	(30,785)
Net increase in postretirement benefit obligation				1,533		1,533
Net increase (decrease) in other liabilities	976	(4)	(968)	19,384	(5,450)	13,938

Total adjustments	(184,407)	(36,494)	(32,642)	135,850	261,561	143,868

Net cash provided by operating activities	942	304	1,673	337,054	(10,756)	329,217

Cash flows from investing activities:
Net decrease (increase) in money market investments	91,700	1	339	(182,441)	(157,467)	(247,868)
Purchases of investment securities held-to-maturity				(230,173)		(230,173)
Maturities of investment securities held-to-maturity				597,427	(6,000)	591,427
Purchases of investment securities available-for-sale	(35,446)	(9,963)	(17)	(3,919,150)	7,946	(3,956,630)
Maturities of investment securities available-for-sale		5,242		2,138,191	(5,931)	2,137,502
Proceeds from sales of investment securities available-for-sale				1,029,857		1,029,857
Net disbursements on loans	(42,012)		(250,986)	(753,335)	361,673	(684,660)
Proceeds from sales of loans				294,422		294,422
Acquisition of loan portfolios				(513,668)		(513,668)
Capital contribution to subsidiary	(50)				50
Acquisition of premises and equipment				(43,874)		(43,874)
Proceeds from sales of premises and equipment				6,932		6,932
Dividends received from subsidiary	195,000				(195,000)

Net cash provided by (used in) investing activities	209,192	(4,720)	(250,664)	(1,575,812)	5,271	(1,616,733)

Cash flows from financing activities:
Net increase in deposits				1,501,284	(16,400)	1,484,884
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase			141,153	(119,586)	55,681	77,248
Net increase (decrease) in other short-term borrowings	98,961	4,415	(46,516)	(63,767)	124,307	117,400
Net (payments of) proceeds from notes payable and capital securities	(18,532)		155,237	613,687	(354,854)	395,538
Dividends paid to parent company				(195,000)	195,000
Dividends paid	(55,080)					(55,080)
Proceeds from issuance of common stock	5,391					5,391
Redemption of preferred stock	(102,000)					(102,000)
Treasury stock acquired	(138,847)			(227)		(139,074)
Capital contribution from parent		50			(50)

Net cash (used in) provided by financing activities	(210,107)	4,465	249,874	1,736,391	3,684	1,784,307

Net increase in cash and due from banks	27	49	883	497,633	(1,801)	496,791
Cash and due from banks at beginning of period	263	18	252	659,094	(53,485)	606,142

Cash and due from banks at end of period	$290	$67	$1,135	$1,156,727	$(55,286)	$1,102,933

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2001
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Eliminations	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc

Cash flows from operating activities:
Net income	$151,769	$10,299	$9,558	$163,814	$(183,671)	$151,769

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(151,039)	(9,209)	(9,398)	(10,688)	180,334
Depreciation and amortization of premises and equipment				38,210		38,210
Provision for loan losses				99,496		99,496
Amortization of intangibles				13,736		13,736
Net loss on sales of investment securities		50		1,812		1,862
Net (gain) loss on derivatives			(1,517)	496		(1,021)
Loss on disposition of premises and equipment				312		312
Net loss on sales of loans, excluding loans held-for-sale				192		192
Net amortization of premiums and accretion of discounts on investments				1,484		1,484
Increase in loans held-for-sale				(90,170)		(90,170)
Net amortization of deferred loan fees and costs				20,500		20,500
Net increase in trading securities				(126,613)		(126,613)
Net decrease (increase) in accrued income receivable	794	60	(1,482)	10,265	2,890	12,527
Net decrease (increase) in other assets	11,278	(22,701)	(379)	1,043	(637)	(11,396)
Net (decrease) increase in interest payable	(2,227)	12	291	(25,955)		(27,879)
Net (decrease) increase in deferred and current taxes	(8)		3,565	(4,485)	(822)	(1,750)
Net increase in postretirement benefit obligation				6,094		6,094
Net increase (decrease) in other liabilities	4,192	(14)	779	(15,011)	(6,235)	(16,289)

Total adjustments	(137,010)	(31,802)	(8,141)	(79,282)	175,530	(80,705)

Net cash provided by (used in) operating activities	14,759	(21,503)	1,417	84,532	(8,141)	71,064

Cash flows from investing activities:
Net decrease in money market investments	3,600	25	18	689,600	(688,479)	4,764
Purchases of investment securities held-to-maturity				(2,615,536)		(2,615,536)
Maturities of investment securities held-to-maturity				2,717,702		2,717,702
Purchases of investment securities available-for-sale	(21,808)	(232)		(2,063,461)		(2,085,501)
Maturities of investment securities available-for-sale			119	2,803,427	2,000	2,805,546
Proceeds from sales of investment securities available-for-sale				606,075		606,075
Net repayments (disbursements) on loans	308,256	22,500	(518,416)	(2,166,980)	1,322,765	(1,031,875)
Proceeds from sales of loans				244,336		244,336
Acquisition of loan portfolios				(388,389)		(388,389)
Capital contribution to subsidiary			(32)		32
Return of investment from subsidiary		300			(300)
Acquisition of premises and equipment				(31,770)		(31,770)
Proceeds from sales of premises and equipment				3,216		3,216
Dividends received from subsidiary	44,000				(44,000)

Net cash provided by (used in) investing activities	334,048	22,593	(518,311)	(201,780)	592,018	228,568

Cash flows from financing activities:
Net increase in deposits				741,170	2,477	743,647
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	17,500		7,475	(844,927)	13,116	(806,836)
Net decrease in other short-term borrowings	(375,434)	(1,084)	(49,731)	(1,237,003)	122,387	(1,540,865)
Net proceeds from issuance of notes payable	52,201		559,077	1,341,124	(750,284)	1,202,118
Dividends paid to parent company				(44,000)	44,000
Dividends paid	(47,715)					(47,715)
Proceeds from issuance of common stock	4,482					4,482
Treasury stock sold				78		78
Return of investment to parent				(300)	300
Capital contribution from parent				32	(32)

Net cash (used in) provided by financing activities	(348,966)	(1,084)	516,821	(43,826)	(568,036)	(445,091)

Net (decrease) increase in cash and due from banks	(159)	6	(73)	(161,074)	15,841	(145,459)
Cash and due from banks at beginning of period	283	18	288	822,672	(97,210)	726,051

Cash and due from banks at end of period	$124	$24	$215	$661,598	$(81,369)	$580,592

TABLE A
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Highlights

	At June 30,			Average for the six months

Balance Sheet Highlights	2002	2001	Change	2002	2001	Change
(In thousands)
Money market investments	$1,071,658	$1,063,854	$7,804	$876,091	$949,489	$(73,398)
Investment and trading securities	10,651,135	7,991,158	2,659,977	10,200,184	8,466,557	1,733,627
Loans	18,901,142	17,192,246	1,708,896	18,249,592	16,496,421	1,753,171
Total assets	32,740,722	27,850,634	4,890,088	30,915,430	27,448,384	3,467,046
Deposits	17,829,287	15,569,785	2,259,502	16,807,732	15,068,602	1,739,130
Borrowings	12,178,407	9,639,656	2,538,751	11,507,639	9,876,743	1,630,896
Stockholders’ equity	2,207,617	2,166,652	40,965	2,141,750	2,044,659	97,091

	Second Quarter			Six months

Operating Highlights	2002	2001	Change	2002	2001	Change
(In thousands, except per share information)
Net interest income	$294,678	$265,518	$29,160	$580,093	$521,235	$58,858
Provision for loan losses	50,075	49,462	613	104,529	99,496	5,033
Fees and other income	134,988	122,742	12,246	265,396	238,263	27,133
Other expenses, net of minority interest	283,286	261,261	22,025	555,611	508,919	46,692
Cumulative effect of accounting change, net of tax	—	—	—	—	686	(686)
Net income	$96,305	$77,537	$18,768	$185,349	$151,769	$33,580
Net income applicable to common stock	$96,305	$75,450	$20,855	$182,839	$147,595	$35,244
Earnings per common share (basic and diluted)	$0.72	$0.55	$0.17	$1.35	$1.08	$0.27

Selected Statistical		Second Quarter				Six Months
Information		2002		2001		2002		2001

Common Stock Data -	Market price
	High	$33.68		$32.94		$33.68		$32.94
	Low	28.60		28.44		27.50		25.25
	End	33.68		32.94		33.68		32.94
	Book value at period end	16.69		15.18		16.69		15.18
	Dividends declared	0.20		0.20		0.40		0.36
	Dividend payout ratio	28.34%		28.86%		29.48%		29.50%
	Price/earnings ratio	13.80	x	15.46	x	13.80	x	15.46	x

Profitability Ratios -	Return on assets	1.23%		1.14%		1.21%		1.12%
	Return on common equity	18.14		15.36		17.43		15.31
	Net interest spread (taxable equivalent)	3.81		3.69		3.80		3.55
	Net interest yield (taxable equivalent)	4.28		4.44		4.29		4.33
	Effective tax rate	25.28		26.07		25.28		26.51
	Overhead ratio	39.25		41.87		39.20		41.47
	Efficiency ratio	58.18		60.05		57.90		59.72

Capitalization Ratios -	Equity to assets	6.78%		7.62%		6.93%		7.45%
	Tangible equity to assets	6.14		6.82		6.27		6.65
	Equity to loans	11.55		12.34		11.74		12.39
	Internal capital generation	13.12		9.32		12.17		9.64
	Tier I capital to risk — adjusted assets	9.36		10.60		9.36		10.60
	Total capital to risk — adjusted assets	11.13		12.57		11.13		12.57
	Leverage ratio	5.99		6.89		5.99		6.89

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis. The Corporation is a financial holding company which offers a wide range of products and services to consumer and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation’s subsidiaries are engaged in the following businesses:

Commercial Banking — Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.).

Auto Loans and Lease Financing — Popular Auto, Inc. and Popular Leasing, U.S.A.

Mortgage and Consumer Lending — Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Levitt Mortgage Corporation.

Broker / Dealer — Popular Securities, Inc.

Processing and Information Technology Services and Products — GM Group, ATH Costa Rica and CreST, S.A.

Retail Financial Services — Popular Cash Express, Inc.

Insurance Agency- Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc. and Popular Insurance V.I., Inc.

NET INCOME

The Corporation reported net income of $96.3 million for the second quarter of 2002, compared with $77.5 million for the same quarter in 2001. Basic and diluted earnings per common share (EPS) for the quarter were $0.72, compared with $0.55 in the second quarter of 2001. Refer to Note 12 to the consolidated financial statements for a detail of the average shares used in the computation of basic and diluted EPS. Net earnings for the first quarter of 2002 were $89.0 million or $0.63 per common share, basic and diluted. Return on assets (ROA) and return on common equity (ROE) for the quarter ended June 30, 2002 were 1.23% and 18.14%, respectively, compared with 1.14% and 15.36% for the same period in 2001. For the first quarter of 2002 these ratios were 1.19% and 16.83%.

The Corporation’s results of operations for the quarter ended June 30, 2002 reflected an increase of $29.2 million in net interest income and $14.8 million in other income, excluding derivatives, compared with the same quarter in 2001. These improvements were partially offset by rises of $16.7 million in operating expenses and $5.3 million in income taxes. Derivative losses for the quarter amounted to $0.9 million compared with gains of $1.7 million for the same quarter in 2001. The results for this quarter benefited from the reduction of $4.3 million in the amortization of goodwill when compared with the quarter ended June 30, 2001, associated with the adoption in year 2002 of SFAS No. 142 “Goodwill and Other Intangible Assets.”

For the six months ended June 30, 2002, the Corporation’s net income rose to $185.3 million, compared with $151.8 million for the same period in 2001. Basic and diluted EPS for the first six months of 2002 and 2001 were $1.35 and $1.08, respectively. ROA and ROE for the six-month period ended June 30, 2002 were 1.21% and 17.43%, respectively. For the same period in 2001, these ratios were 1.12% and 15.31%.

CRITICAL ACCOUNTING POLICIES

For a summary of the Corporation’s Critical Accounting Policies, refer to that particular section in the Management Discussion and Analysis included in Popular, Inc.’s 2001 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation’s significant accounting policies. There were no new critical accounting policies or any changes to existing ones during 2002.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 2002 rose $29.2 million to $294.7 million, an increase of 11% over the second quarter of 2001. On a taxable equivalent basis, net interest income increased to $319.2 million from $285.1 million in the same quarter of 2001.

The improvement of $34.1 million in net interest income, on a taxable equivalent basis, from the second quarter of 2001 resulted from a $23.1 million increase due to a higher volume of earning assets and an $11.0 million increase due to higher spreads.

Table B presents the different components of the Corporation’s net interest income for the second quarter of 2002, as compared with the same quarter in 2001 segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and the Puerto Rico Commonwealth and its agencies, generate interest, which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates.

Earning assets increased in average by $4.1 billion due to higher average loan volume of $1.7 billion, mainly mortgage loans, and a $2.4 billion increase in the average volume of money market, trading and investment securities.

The increase in mortgage loans was principally achieved through our consumer and mortgage-banking subsidiary, Equity One, as well as from higher mortgage loan activity in Puerto Rico. The commercial loan portfolio increased in average by $212 million compared with the second quarter of 2001. On the other hand, consumer loans decreased by $156 million, mostly related to the lower demand for personal loans and to the shifting of consumer credit to mortgage credit.

The average yield on earning assets, on a taxable equivalent basis, declined 134 basis points from 8.47% for the second quarter of 2001 to 7.13% for the second quarter of 2002. The reduction is attributed to the lower interest rate scenario, resulting from the Federal Reserve easing cycle, that prevailed during the year 2001. Commercial loans experienced the largest impact due to the floating rate characteristics of a portion of the portfolio and the origination of new loans in the lower rate environment. As of June 30, 2002, approximately 50% of the Corporation’s commercial and construction loans portfolio had floating or adjustable rates. The decrease in yield in this category for the quarter ended June 30, 2002 amounted to 171 basis points, compared with the same quarter in 2001. Furthermore, the average yield on the investment portfolio decreased by 151 basis points, due to the increase in volume of the portfolio, and to the maturities of securities with higher yields that were replaced, during a lower interest rate scenario.

The increase of $3.9 billion in the average balance of interest-bearing liabilities for the second quarter of 2002, as compared with the same quarter in 2001, was partly due to higher average levels of interest-bearing deposits. NOW and money market accounts and savings deposits increased in average by $588 million and $571 million, respectively, while time deposits increased by $393 million. Within the latter category, brokered deposits increased by $64 million.

Average short-term borrowings, comprised mostly of Fed funds, repurchase agreements and commercial paper, increased by $598 million or 9% in the second quarter of 2002, compared with the same quarter last year, while longer-term borrowings increased by $1.8 billion or 70%. The increase in long-term debt, which is debt with an original maturity of more than one year, was principally due to the issuance of medium term notes and secured borrowings arising in securitization transactions. The shift in the composition of debt primarily results from the extension of the duration of the Corporation’s borrowings to reduce future interest rate risk, as the Corporation is positioning itself against the event of a rising rate scenario.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
 Quarter ended June 30,

										Variance
	Average Volume		Average Yields/Costs					Interest		Attributable to
2002	2001	Variance	2002	2001	Variance		2002	2001	Variance	Rate	Volume

	($ in millions)						(In thousands)

$826	$939	($113)	3.58%	5.56%	(1.98%)	Money market investments	$7,370	$13,026	($5,656)	($4,098)	($1,558)
10,238	7,671	2,567	5.38	6.89	(1.51)	Investment securities	137,761	132,163	5,598	(30,173)	35,771
287	275	12	4.54	6.32	(1.78)	Trading securities	3,240	4,324	(1,084)	(1,264)	180

11,351	8,885	2,466	5.23	6.73	(1.50)		148,371	149,513	(1,142)	(35,535)	34,393

						Loans:
7,665	7,453	212	6.69	8.40	(1.71)	Commercial and construction	127,828	156,067	(28,239)	(32,560)	4,321
869	840	29	11.34	11.60	(0.26)	Leasing	24,634	24,348	286	(558)	844
6,813	5,234	1,579	7.80	8.25	(0.45)	Mortgage	132,928	108,010	24,918	(6,165)	31,083
3,092	3,248	(156)	12.54	12.95	(0.41)	Consumer	96,808	105,050	(8,242)	(2,183)	(6,059)

18,439	16,775	1,664	8.30	9.40	(1.10)		382,198	393,475	(11,277)	(41,466)	30,189

$29,790	$25,660	$4,130	7.13%	8.47%	(1.34%)	Total earning assets	$530,569	$542,988	($12,419)	($77,001)	$64,582

						Interest-bearing deposits:
$2,598	$2,010	$588	2.25%	3.26%	(1.01%)	NOW and money market	$14,592	$16,321	($1,729)	($5,515)	$3,786
4,723	4,152	571	2.38	2.82	(0.44)	Savings	28,066	29,216	(1,150)	(4,785)	3,635
6,511	6,118	393	4.17	5.60	(1.43)	Time deposits	67,698	85,485	(17,787)	(23,068)	5,281

13,832	12,280	1,552	3.20	4.28	(1.08)		110,356	131,022	(20,666)	(33,368)	12,702

7,392	6,794	598	2.46	4.99	(2.53)	Short-term borrowings	45,274	84,493	(39,219)	(44,417)	5,198
4,337	2,557	1,780	5.15	6.65	(1.50)	Medium and long-term debt	55,691	42,374	13,317	(10,274)	23,591

						Total interest-bearing
25,561	21,631	3,930	3.32	4.78	(1.46)	liabilities	211,321	257,889	(46,568)	(88,059)	41,491
3,254	3,041	213				Demand deposits
975	988	(13)				Other sources of funds

$29,790	$25,660	$4,130	2.85%	4.03%	(1.18%)

			4.28%	4.44%	(0.16%)	Net interest margin and

						Net interest income on a taxable equivalent basis	319,248	285,099	34,149	$11,058	$23,091

			3.81%	3.69%	0.12%	Net interest spread

						Taxable equivalent adjustment	24,570	19,581	4,989

						Net interest income	$294,678	$265,518	$29,160

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The average cost of interest-bearing liabilities for the quarter ended June 30, 2002 decreased by 146 basis points, compared with the same quarter of 2001. The decline is mostly attributed to a lower cost of short-term borrowed money by 253 basis points and to the lower cost of time deposits by 143 basis points; both attributed to the lower interest rate scenario prevailing since mid 2001.

The Corporation’s net interest margin, on a taxable equivalent basis, for the second quarter of 2002 was 4.28%, resulting in a 16 basis points reduction from 4.44% in the same quarter of 2001. The net interest margin for the first quarter of 2002 was 4.29%. The decrease resulted mostly from the higher level of arbitrage activities on which the Corporation earns a lower margin, and the impact of the declining interest rate scenario during the second half of 2001, on commercial loans with floating rates and on the investment portfolio. In addition, the redemption and repurchase of capital stock since December 31, 2001, also had an impact on the net interest margin, since these funds do not carry an interest cost. Notwithstanding the above, the Corporation’s spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, improved by 12 basis points.

For the six-month period ended June 30, 2002, net interest income, on a taxable equivalent basis, rose $68.6 million, or 12%, compared with the same period of 2001. The improvement resulted from a $42.1 million increase due to a higher average volume of earning assets and a $26.5 million increase due to a higher net interest spread.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
 Period ended June 30

										Variance
Average Volume			Average Yields/Costs					Interest		Attributable to
2002	2001	Variance	2002	2001	Variance		2002	2001	Variance	Rate	Volume

($ in millions)							(In thousands)

$876	$949	($73)	3.49%	6.02%	(2.53%)	Money market investments	$15,155	$28,332	($13,177)	($10,883)	($2,294)
9,884	8,222	1,662	5.53	7.02	(1.49)	Investment securities	273,050	288,533	(15,483)	(62,562)	47,079
316	245	71	4.36	6.55	(2.19)	Trading securities	6,824	7,945	(1,121)	(3,078)	1,957

11,076	9,416	1,660	5.33	6.91	(1.58)		295,029	324,810	(29,781)	(76,523)	46,742

						Loans:
7,637	7,371	266	6.74	8.76	(2.02)	Commercial and construction	255,131	320,209	(65,078)	(76,279)	11,201
865	837	28	11.28	11.60	(0.32)	Leasing	48,771	48,571	200	(1,372)	1,572
6,645	5,019	1,626	7.81	8.31	(0.50)	Mortgage	259,568	208,513	51,055	(15,075)	66,130
3,103	3,269	(166)	12.48	13.00	(0.52)	Consumer	192,945	211,597	(18,652)	(7,184)	(11,468)

18,250	16,496	1,754	8.32	9.61	(1.29)		756,415	788,890	(32,475)	(99,910)	67,435

$29,326	$25,912	$3,414	7.19%	8.63%	(1.44%)	Total earning assets	$1,051,444	$1,113,700	($62,256)	($176,433)	$114,177

						Interest-bearing deposits:
$2,546	$2,003	$543	2.33%	3.35%	(1.02%)	NOW and money market	$29,435	$33,320	($3,885)	($11,103)	$7,218
4,597	4,111	486	2.47	2.85	(0.38)	Savings	56,414	58,013	(1,599)	(7,964)	6,365
6,445	5,935	510	4.30	5.86	(1.56)	Time deposits	137,438	172,466	(35,028)	(48,962)	13,934

13,588	12,049	1,539	3.31	4.41	(1.10)		223,287	263,799	(40,512)	(68,029)	27,517

7,328	7,344	(16)	2.47	5.59	(3.12)	Short-term borrowings	89,717	203,611	(113,894)	(113,951)	57
4,180	2,533	1,647	5.24	6.78	(1.54)	Medium and long-term debt	108,721	85,213	23,508	(20,960)	44,468

25,096	21,926	3,170	3.39	5.08	(1.69)	Total interest-bearing Liabilities	421,725	552,623	(130,898)	(202,940)	72,042
3,219	3,019	200				Demand deposits
1,011	967	44				Other sources of funds

$29,326	$25,912	$3,414	2.90%	4.30%	(1.40%)

			4.29%	4.33%	(0.04%)	Net interest margin and

						Net interest income on a Taxable equivalent basis	629,719	561,077	68,642	$26,507	$42,135

			3.80%	3.55%	0.25%	Net interest spread

						Taxable equivalent adjustment	49,625	39,842	9,783

						Net interest income	$580,094	$521,235	$58,859

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

As shown in Table C, average earning assets increased by $3.4 billion for the six-month period ended June 30, 2002, compared with an average of $25.9 billion in the same period of 2001. This increase was derived mainly from a higher mortgage loan portfolio and investment activities, which were funded mainly through interest-bearing deposits and long-term borrowings. Interest-bearing liabilities for the six months ended June 30, 2002 increased in average by $3.2 billion compared with the same period of 2001.

The net interest margin, on a taxable equivalent basis, for the six-month period ended June 30, 2002 was 4.29% compared with 4.33% for the same period in 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

For the second quarter of 2002 the provision for loan losses amounted to $50.1 million, compared with $49.5 million for the same period in 2001, an increase of $0.6 million. The provision for loan losses represented 109% of net charge-offs for the quarter ended June 30, 2002 and 119% for the same quarter in 2001. For the six-month period ended June 30, 2002, the provision for loan losses amounted to $104.5 million, an increase of $5.0 million or 5% compared with $99.5 million for the same period in prior year.

The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to cover probable losses in the loan portfolio after taking into account loan impairment and net charge-offs for the current period. Management’s review of quantitative factors and qualitative factors affecting the performance of the credit portfolio results in the final determination of the provision for loan losses intended to maintain an adequate level of allowance for loan losses. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, the value of the collateral, prior loss experience, current economic conditions and loan impairment measurements, among other factors. The adequacy of the allowance for loan losses is evaluated on a monthly basis.

The methodology used to establish the allowance for loan losses is based on SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5 “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated.

The allowance for loan losses amounted to $347 million as of June 30, 2002, or 1.84% of loans, compared with $313 million or 1.82% at the same date in 2001. At December 31, 2001, the allowance for loan losses totaled $337 million or 1.85% of loans. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses. For more information regarding the allowance for loan losses and asset quality refer to the Credit Quality section.

The Corporation has defined impaired loans as loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective rate, on the observable market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen for evaluating a loan, it is consistently applied unless there is a significant change in the financial position of the borrower. An impaired loan for which the discounted cash flows, collateral value or market price is less than its carrying value requires an allowance. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 2002, December 31, 2001 and June 31, 2001.

	June 30, 2002		December 31, 2001		June 30, 2001
(In millions)
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$93.3	$35.8	$90.9	$36.8	$125.5	$33.4
No valuation allowance required	45.4	—	53.1	—	53.1	—

Total impaired loans	$138.7	$35.8	$144.0	$36.8	$178.6	$33.4

Average impaired loans during the second quarter of 2002 and 2001 were $144 million and $175 million, respectively. The Corporation recognized interest income on impaired loans of $0.7 million and $1.0 million for the quarters ended June 30, 2002 and 2001, respectively.

Table D summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six months ended June 30, 2002 and 2001. Net charge-offs for the quarter ended June 30, 2002 were $45.8 million or 0.99% of average loans, compared with $41.7 million or 0.99% for the second quarter of 2001. Net charge-offs for the six months ended June 30, 2002 were $95.5 million or 1.05% of average loans, compared with $77.8 million or 0.94% for the same period in 2001.

TABLE D
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter		Six Months

(Dollars in thousands)	2002	2001	2002	2001

Balance at beginning of period	$341,744	$305,295	$336,632	$290,653
Allowance acquired	1,184	266	1,527	1,004
Provision for loan losses	50,075	49,462	104,529	99,496

	393,003	355,023	442,688	391,153

Losses charged to the allowance:
Commercial	22,204	19,624	45,186	33,994
Construction	2	1,619	3,322	2,619
Lease financing	14,049	7,932	25,662	19,880
Mortgage	3,694	2,087	6,205	3,587
Consumer	26,581	26,311	52,064	50,672

	66,530	57,573	132,439	110,752

Recoveries:
Commercial	4,578	3,953	8,210	7,778
Construction	83	—	242	—
Lease financing	9,523	5,769	16,002	12,734
Mortgage	216	82	434	198
Consumer	6,357	6,083	12,093	12,226

	20,757	15,887	36,981	32,936

Net loans charged-off (recovered):
Commercial	17,626	15,671	36,976	26,216
Construction	(81)	1,619	3,080	2,619
Lease financing	4,526	2,163	9,660	7,146
Mortgage	3,478	2,005	5,771	3,389
Consumer	20,224	20,228	39,971	38,446

	45,773	41,686	95,458	77,816

Balance at end of period	$347,230	$313,337	$347,230	$313,337

Ratios:
Allowance for losses to loans	1.84%	1.82%	1.84%	1.82%
Allowance to non-performing assets	69.11	81.90	69.11	81.90
Allowance to non-performing loans	74.31	88.56	74.31	88.56
Non-performing assets to loans	2.66	2.23	2.66	2.23
Non-performing assets to total assets	1.53	1.37	1.53	1.37
Net charge-offs to average loans	0.99	0.99	1.05	0.94
Provision to net charge-offs	1.09x	1.19x	1.10x	1.28x
Net charge-offs earnings coverage	3.91	3.70	3.69	3.92

Mortgage loans net charge-offs amounted to $3.5 million for the quarter ended June 30, 2002, compared with $2.0 million for the same quarter in prior year, an increase of $1.5 million or 73%, mainly as a result of the growth in the portfolio. These net charge-offs represented 0.20% of the average mortgage loan portfolio for the quarter ended June 30, 2002, compared with 0.15% in the second quarter of 2001. Mortgage loans net charge-offs reached $5.8 million for the six months ended June 30, 2002, compared with $3.4 million for the same period in 2001. Mortgage loans net charge-offs represented 0.17% of the average mortgage loan portfolio for the six months ended June 30, 2002, compared with 0.14% in the first half of 2001.

Lease financing net charge-offs increased $2.4 million for the quarter ended June 30, 2002, compared with the same period in prior year. These net charge-offs totaled $4.5 million or 2.08% of the average lease financing portfolio for the quarter ended June 30, 2002, compared with $2.2 million or 1.03% for the same period in 2001.

This increase is mostly related to higher delinquencies. Lease financing net charge-offs totaled $9.7 million for the six-month period ended June 30, 2002, representing 2.23% of the average lease financing portfolio, compared with $7.1 million or 1.71% for the same period in 2001.

Commercial and construction loans net charge-offs amounted to $17.5 million or 0.92% of the average balance of those loans for the quarter ended June 30, 2002, compared with $17.3 million or 0.93% for the same quarter last year. For the six months ended June 30, 2002 these net charge-offs reached $40.1 million, compared with $28.8 million for the same period in 2001. As a percentage of average commercial and construction loans, these net credit losses rose from 0.78% in the six-month period ended June 30, 2001 to 1.05% for the same period in the current year. This latter rise in commercial loans net charge-offs was mostly related to the growth in the commercial loan portfolio, as well as the charge-off of commercial loans, including a $3.7 million charge-off on a particular loan pertaining to Kmart, sold at a discount during the first quarter of 2002, and a $7 million charge-off in the second quarter of a commercial loan in our Puerto Rico operations pertaining to a client who filed for bankruptcy.

Consumer loans net charge-offs for the quarters ended June 30, 2002 and 2001 totaled $20.2 million, and represented 2.62% and 2.49% of the average consumer loan portfolio at each respective date. Consumer loans net charge-offs amounted to $40.0 million for the six months ended June 30, 2002, an increase of $1.6 million from $38.4 million in the same period of 2001. They represented 2.58% and 2.35% of the average consumer loan portfolio for the six-month periods ended June 30, 2002 and 2001, respectively. The increase in consumer net charge-offs from 2001 was mostly related to higher delinquencies in the credit card portfolio.

CREDIT QUALITY

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table E.

TABLE E
Non-Performing Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2002	2001	2001

Commercial, construction, industrial and agricultural	$199,876	$198,556	$187,308
Lease financing	9,885	10,297	11,313
Mortgage	220,900	176,967	118,831
Consumer	36,609	40,946	36,370
Other real estate	35,193	31,532	28,741

Total	$502,463	$458,298	$382,563

Accruing loans past-due 90 days or more	$24,627	$24,613	$22,159

Non-performing assets to loans	2.66%	2.52%	2.23%
Non-performing assets to assets	1.53%	1.49%	1.37%

The Corporation places commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days or more rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and close-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off when payments are delinquent 120 days, while open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Under the standard industry practice, close-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Loans past due 90 days or more and still accruing are not considered as non-performing loans.

Unsecured retail loans to borrowers who file for bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court.

At June 30, 2002, non-performing assets were $502 million or 2.66% of ending loans, compared with $383 million or 2.23% at the same date last year and $458 million or 2.52% at December 31, 2001. The increase in non-performing assets since June 30, 2001 and December 31, 2001 was mostly reflected in mortgage loans, which rose by $102 million and $44 million, from each respective date, principally as a result of the growth in the loan portfolio and higher delinquency rates. Non-performing mortgage loans were $221 million or 44% of non-performing assets and 3.10% of total mortgage loans as of June 30, 2002, compared with $119 million or 31% of non-performing assets and 2.12% of total mortgage loans as of June 30, 2001. At the end of 2001, non-performing mortgage loans were $177 million or 39% of non-performing assets and 2.72% of total mortgage loans. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in the U.S. mainland and Puerto Rico.

At June 30, 2002, commercial non-performing loans, including construction, reflected increases of $13 million and $1 million when compared with June 30, 2001 and December 31, 2001, respectively. Non-performing commercial and construction loans represented 2.58% of the total commercial and construction loan portfolio as of June 30, 2002, compared with 2.50% and 2.59% at June 30, 2001 and December 31, 2001, respectively. The increase since June 30, 2001 was principally due to the economic slowdown that has prevailed since mid 2001 and the growth of $242 million in the portfolio since June 30, 2001.

Non-performing consumer loans amounted to $37 million or 1.16% of consumer loans as of June 30, 2002, compared with $36 million or 1.12% as of June 30, 2001, and $41 million or 1.31% as of December 31, 2001.

Non-performing financing leases amounted to $10 million or 1.11% of the lease financing portfolio as of June 30, 2002, compared with $11 million or 1.34% as of June 30, 2001 and $10 million or 1.20% as of December 31, 2001.

Other real estate amounted to $35 million as of June 30, 2002, an increase of $6 million and $4 million compared with June 30, 2001 and December 31, 2001, respectively. The increase was related to the growth in the mortgage loan portfolio and higher delinquencies in the housing sector.

At June 30, 2002, the allowance for loan losses as a percentage of non-performing loans was 74.31% compared with 88.56% at June 30, 2001 and 78.88% at December 31, 2001. The lower allowance to non-performing loans ratio reflects the changing composition of the loan portfolio, as most of its growth was realized in mortgage loans, which historically has represented a low-risk portfolio with minimal losses. Mortgage loans comprised 88% of total loan growth since June 30, 2001. The Corporation, based on historical experience and current economic conditions, does not foresee significant losses in the mortgage portfolio. Excluding non-performing mortgage loans, the total allowance for loan losses to non-performing loans was 140.94% as of June 30, 2002, compared with 133.34% and 134.76% as of June 31, 2001 and December 31, 2001, respectively.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation’s non-performing assets as of June 30, 2002 would have been $434 million or 2.30% of loans, and the allowance for loan losses would have been 86.99% of non-performing loans. At June 30, 2001 and December 31, 2001, adjusted non-performing assets would have been $313 million or 1.82% of loans and $389 million or 2.14% of loans, respectively, and the allowance to non-performing loans would have been 110.22% and 94.21%, respectively.

OPERATING INCOME

Operating income, excluding derivatives, securities and trading transactions, reached $136.1 million for the second quarter of 2002, increasing $12.1 million or 10%, compared with $124.0 million for the same quarter in 2001. Refer to Table F for a detail of operating income by its major categories.

TABLE F

OPERATING INCOME

	Second quarter				Year-to-date

(In thousands)	2002	2001	Change	2002	2001	Change

Service charges on deposit accounts	$39,507	$36,310	$3,197	$78,480	$70,968	$7,512

Other service fees:
Credit card fees and discounts	14,624	13,689	935	29,092	27,258	1,834
Debit card fees	10,423	9,408	1,015	20,494	18,930	1,564
Processing fees	9,497	9,319	178	18,666	18,425	241
Other fees	8,389	8,540	(151)	16,220	16,025	195
Check cashing fees	5,690	4,785	905	10,952	9,366	1,586
Sale and administration of investment products	5,545	5,306	239	10,250	9,707	543
Insurance fees	5,863	4,137	1,726	10,540	8,569	1,971
Mortgage servicing fees, net of amortization	3,494	2,937	557	6,388	6,015	373
Trust fees	2,512	2,228	284	5,122	4,748	374
Total other service fees	66,037	60,349	5,688	127,724	119,043	8,681

Other operating income	19,331	15,691	3,640	36,042	28,864	7,178

Gain on sale of loans	11,242	11,708	(466)	28,808	20,857	7,951

Total operating income	$136,117	$124,058	$12,059	$271,054	$239,732	$31,322

Note: For purposes of this management discussion and analysis, operating income excludes securities, trading and derivative gains/losses.

Service charges on deposit accounts rose to $39.5 million for the quarter ended June 30, 2002, contributing with a rise of $3.2 million or 9% compared with $36.3 million for the same quarter in 2001. This increase was primarily the result of higher commercial account charges, and new charges implemented during mid-2001.

Other service fees rose $5.7 million or 9%, compared with $60.3 million in the second quarter of 2001. This increase was mainly due to higher insurance agency commissions and debit card, credit card and check cashing fees, which resulted from higher activity and business growth. The growth in insurance agency commissions was partly attained through the launching of new products and programs, and by capitalizing on the Corporation’s broad delivery channels and client base. The Corporation established Popular Insurance Agency, U.S.A. at the beginning of 2002, incorporated Popular Insurance V.I., Inc., and acquired an insurance agency in Puerto Rico during this quarter. The increase in debit card fees is mainly due to higher volume of transactions. Average debit card transactions processed by the Corporation’s subsidiaries in Puerto Rico increased to 9,032,000 as of June 30, 2002, from 6,570,000 a year earlier. The rise in credit card fees was due to higher charges of merchant discounts and late payment fees. Furthermore, the increase in check-cashing fees was driven by the continuous expansion of Popular Cash Express (PCE), which as of June 30, 2002, operated 110 offices, including 54 mobile units, compared with 89 offices, including 52 mobile units, at same date a year earlier.

Other operating income, including gain on sales of loans, amounted to $30.6 million for the quarter ended 2002, an increase of $3.2 million or 12% compared with the second quarter of 2001. The rise in other operating income resulted from a non-recurring gain of $3.1 million on the sale of Banco Popular North America’s (BPNA) trust operations in Chicago, Illinois and a $0.6 million gain on the sale of 15 branches of Popular Finance during this quarter. These transactions were held as part of strategic initiatives at these subsidiaries. The trust operations of BPNA had contributed approximately $1.0 million in revenues during the six-month period ended June 30, 2002.

For the six-month period ended June 30, 2002, operating income, excluding derivatives, securities and trading transactions, amounted to $271.1 million, compared with $239.7 million for the same period of 2001, an increase of $31.4 million or 13%. Service charges on deposit accounts and other service fees increased $7.5 million, or 11%, and $8.7 million, or 7%, respectively, compared with the six months ended June 30, 2001, mostly attributed to the same reasons explained above. Other operating income, including gain on sales of loans, increased by $15 million or 30% compared with the same period in 2001 due to the non-recurring gains explained above and to higher gains on the sales of mortgage loans and loans guaranteed by the Small Business Administration (SBA). Also, higher underwriting profits derived by the Corporation’s broker/dealer subsidiary and higher income recorded on the investments carried on the equity method contributed to the increase in other operating income for the period.

SECURITIES, TRADING AND DERIVATIVES GAINS/LOSSES

Gain on sales of securities during the quarter ended June 30, 2002, resulted in moderate gains of $85 thousand compared with losses of $2.2 million in the same period of 2001. Trading losses amounted to $0.4 million for the second quarter of 2002 as compared with losses of $0.8 million for the same period a year earlier. For the six-month period ended in June 30, 2002, there were losses on sale of securities of $3.9 million and trading losses of $1.4 million as compared with losses of $1.9 million and $0.6 million, respectively, for the first six months of 2001. The loss on sales of securities experienced in the first half of 2002, resulted mainly from the sale of $710 million in U.S. Agency Securities, as part of the positioning strategies followed by the Corporation in the current interest rate environment. Proceeds from these sales were reinvested at higher yields.

Derivative losses for the quarter ended June 30, 2002, amounted to $0.9 million compared with gains of $1.7 million for the same quarter in 2001. For the first six months of 2002, derivative losses amounted to $0.3 million compared with gains of $1.0 million for the same period in 2001. These losses on derivatives resulted from adjustments to the market value of the interest rate swaps and swaptions entered into by the Corporation.

OPERATING EXPENSES/INCOME TAX

For the quarter ended June 30, 2002, operating expenses totaled $250.7 million, an increase of $16.7 million or 7%, compared with $233.9 for the same quarter in 2001. For the six-month period ended June 30, 2002, operating expenses amounted to $492.8 million compared with $454.4 million for the same period of 2001, an increase of $38.4 million or 8%.

Personnel costs, the largest category of operating expenses, rose $15.8 million or 15%, from $106.7 million for the quarter ended June 30, 2001, to $122.6 million for the same period of 2002. This increase is partly due to higher salaries, resulting from merit increases and headcount, higher pension plan costs, incentives, and other costs associated with the previously mentioned strategic initiatives. As of the end of this quarter, full time equivalent employees (FTE’s) totaled 11,207, compared with 11,041 as of the end of the same period in 2001.

Excluding personnel costs, other operating expenses amounted to $128.1 million, a moderate increase of $0.9 million or 1%, compared with the same period in 2001. Contributing to this increase were higher business promotion, net occupancy, professional fees and communication expenses. The increase in business promotion was partly due to higher advertising and public relation expenses mostly associated with the launching of PREMIA, an innovative rewards program for our customers in Puerto Rico, and to programs related with the Corporation’s involvement and contributions to the community. Net occupancy expenses increased due to higher rental expenses resulting from continued business expansion, and to higher depreciation expenses and demolition costs of various buildings, in preparation for the construction of new office buildings for the relocation of various of the Corporation’s head offices and subsidiaries. Professional fees rose mainly due to higher expenses incurred for consulting services in the strategic initiatives of BPNA’s operations. Communications costs increased mainly due to higher costs related to our electronic and data network. Partially offsetting these rises was the decrease in the amortization of goodwill associated with the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Goodwill amortization for the quarter ended June 30, 2001 was $4.3 million. Refer to Note 7 to the consolidated financial statements for further information about the impact of the adoption of SFAS No. 142. The Corporation did not have any impairment of goodwill or a cumulative effect of accounting change in connection with the adoption provisions of SFAS NO. 142. Also, offsetting the rise in operating expenses were lower sundry losses, which are included as part of other operating expenses in the statement of income.

For the six-month period ended June 30, 2002, operating expenses, excluding personnel costs, amounted to $249.9 million, compared with $242.8 million for the same period in 2001, an increase of $7.1 million or 3%. Personnel costs amounted to $242.9 million, an increase of $31.2 million or 15%, when compared with the $211.6 million reported for the same period of 2001.The same expense categories and factors mentioned above were the principal contributors to the net increase in other operating expenses.

Income tax expense increased $5.3 million or 19%, from $27.3 million in the quarter ended June 30, 2001, to $32.6 million in the same quarter this year. The effective tax rates for these quarters were 26.07% and 25.28%, respectively. Income tax expense for the six-month period ended June 30, 2002 amounted to $62.7 million, an increase of $8.3 million or 15%, over the $54.5 million reported for the same period in 2001. The effective tax rate for the first six months of 2002 was 25.28%, compared with 26.51% a year ago.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Upon the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1st, 2001, the Corporation recognized $0.7 million (net of tax) in income as a cumulative effect of accounting change.

During the first quarter of 2002, the Corporation adopted the provisions of SFAS No. 142 “Goodwill and Other Intangibles Assets.” As further discussed in Notes 1 and 7 to the consolidated financial statements, the Corporation did not record any cumulative effect of accounting change in connection with the adoption provisions of this statement.

BALANCE SHEET COMMENTS

The Corporation’s total assets as of June 30, 2002 reached $32.7 billion, representing an increase of $4.8 billion or 18% when compared with $27.9 billion a year earlier. At December 31, 2001, total assets were $30.7 billion. Earning assets totaled $30.6 billion at June 30, 2002, compared with $26.2 billion and $29.1 billion at June 30, 2001 and December 31, 2001, respectively.

The investment portfolio reached $10.3 billion, an increase of $2.6 billion or 34%, compared with $7.7 billion at June 30, 2001. Investment securities at December 31, 2001 were $9.9 billion. The growth was mostly related to higher arbitrage activities undertaken by the Corporation during the end of 2001 and first part of 2002. For a breakdown of the Corporation’s investment portfolio refer to Notes 3 and 4 to the consolidated financial statements.

Table G presents the Corporation’s loan portfolio broken down by major categories. Total loans amounted to $18.9 billion at June 30, 2002, an increase of $732 million or 4% from December 31, 2001. Mortgage loans accounted for the largest increase in the portfolio, rising $630 million since the end of 2001. The growth in the mortgage loan portfolio was principally achieved through strong sales efforts and to the impact of the low interest rate scenario, which has stimulated higher demand for these loans. Total loans rose $1.7 billion or 10% since June 30, 2001, when the portfolio reached $17.2 billion. Mortgage and commercial, including construction, loans were the principal contributors to this rise, with $1.5 billion and $242 million, respectively. The leasing portfolio also increased $45 million compared with June 30, 2001. On the other hand, consumer loans decreased by $87 million since June 30, 2001, partly due to a lower demand for personal loans, which decreased by $166 million, as a result of the declining interest rate scenario, which tends to favor the refinancing of mortgage loans and the personal debt consolidation. Also, it is due to the sale of approximately $20 million in small consumer loans, as part of the sale of 15 branches of Popular Finance, Inc. during this quarter. Subsequent to the sale, this subsidiary still operated a network of 36 branches, including mortgage centers. The decline in personal loans was compensated by higher volume of auto loans by $86 million when compared with June 30, 2001.

TABLE G

Loans Ending Balances

	June 30,	December 31,	June 30,
(Dollars in thousands)	2002	2001	2001

Commercial, industrial and agricultural	$7,475,939	$7,420,738	$7,230,614
Construction	261,375	258,453	264,880
Lease financing	886,892	859,119	842,337
Mortgage *	7,127,220	6,497,459	5,617,441
Consumer	3,149,716	3,132,782	3,236,974

Total	$18,901,142	$18,168,551	$17,192,246

*	Includes loans held-for-sale

Cash and due from banks amounted to $1.1 billion at June 30, 2002, compared with $506 million at the end of 2001. The increase of $497 million is associated to funds received at the end of June 2002 from deposits in trust from governmental sources.

At June 30, 2002, total deposits amounted to $17.8 billion compared with $16.4 billion at December 31, 2001, an increase of $1.4 billion or 9%. Demand, savings and time deposits increased $732 million, $577 million and $151 million, respectively. The increase in demand deposits is partly due to deposits in trust from governmental sources used to repay government bond redemptions on July 1st 2002. The increase in savings and time deposits is associated with both, retail and commercial accounts. Brokered CDs which are included as part of time deposits, decreased by $45 million since the end of 2001. Deposits totaled $15.6 billion at June 30, 2001. The growth in the deposit base from June 30, 2001 to 2002 was reflected in all deposit categories. Savings, demand and time deposits increased $1.1 billion, $873 million and $319 million, respectively, from June 30, 2001. Brokered certificates of deposits, also included as part of time deposits, decreased $34 million since June 30, 2001.

Borrowed funds, including subordinated notes and capital securities, increased $2.6 billion, from $9.6 billion on June 30, 2001 to $12.2 billion at the end of the second quarter of 2002. Borrowed funds at December 31, 2001 were $11.6 billion. The increase in borrowed funds was used primarily to fund the Corporation’s loan and investment portfolio growth. Refer to the Liquidity section for further information as to the composition of the Corporation’s funding sources.

The Corporation’s stockholders’ equity at June 30, 2002 and 2001 was $2.2 billion, compared with $2.3 billion at the end of 2001. The decrease from the end of 2001 is related to the $100 million redemption of the Corporation’s preferred stock in January 2002 and the repurchase of 4,300,000 shares of the Corporation’s common stock from Banco Popular de Puerto Rico Retirement Plan in May 2002, at a cost of $139 million. These declines from December 31, 2001 were offset by earnings retention and by an increase of $41 million in unrealized gains on securities available-for-sale, net of taxes.

Dividends declared per common share for the second quarter of 2002 and 2001 were $0.20. Year-to-date dividends declared per common share amounted to $0.40 at June 30, 2002 and $0.36 at the same date in 2001. The dividend payout ratio to common stockholders for the quarter ended June 30, 2002 was 28.34%, compared with 28.86% in June 30, 2001.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of June 30, 2002 and 2001, and December 31, 2001 are presented on Table H.

TABLE H

Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2002	2001	2001

Risk-based capital Tier I capital	$1,854,810	$1,849,305	$1,845,648
Supplementary (Tier II) capital	350,724	330,213	343,388

Total capital	$2,205,534	$2,179,518	$2,189,036

Risk-weighted assets
Balance sheet items	$18,833,184	$18,087,672	$16,965,111
Off-balance sheet items	974,916	479,691	442,958

Total risk-weighted assets	$19,808,100	$18,567,363	$17,408,069

Ratios:
Tier I capital (minimum required - 4.00%)	9.36%	9.96%	10.60%
Total capital (minimum required - 8.00%)	11.13%	11.74%	12.57%
Leverage ratio (minimum required - 3.00%)	5.99%	6.46%	6.89%

Book value per common share was $16.69 at June 30, 2002, compared with $15.93 at December 31, 2001 and $15.18 at the end of the second quarter of 2001. The Corporation’s market capitalization was $4.5 billion at June 30, 2002 and 2001, and $4.0 billion at December 31, 2001.

Popular, Inc.’s common stock had a market price at June 30, 2002 and 2001 of $33.68 and $32.94 per share, respectively. At December 31, 2001, the market price was $29.08 per share. The Corporation’s stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP.

MARKET RISK

Market risk refers to the impact of changes in interest rates on the Corporation’s net interest income, market value of equity and trading operations. It also arises from fluctuations in the value of some foreign currencies against the U.S. dollar. Despite the varied nature of market risks, the primary source of this risk at the Corporation is the impact of changes in interest rates. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and derivatives instruments, changes in interest rates could either increase or decrease the level of net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk (IRR) and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

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

Based on the results of the sensitivity analysis as of June 30, 2002, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months was a $1.9 million decrease and the change for the same period, utilizing a hypothetical declining rate scenario, was a decrease of $0.6 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. Derivative instruments that are used, to a limited extent, include interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts, and interest rate caps, floors and put options embedded in interest rate contracts.

As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management. Hedging strategies are developed through analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Popular Inc.’s overall interest rate risk management and trading strategies. These hedging strategies are managed by the Market Risk Committee, composed of members from management, and monitored by the Board’s Risk Management Committee. Refer to Note 6 to the consolidated financial statements for further information on the Corporation’s involvement in derivative instruments and hedging activities.

The Corporation’s trading activities are another source of market risk and are subject to strict guidelines approved by the Board of Directors. Most of the Corporation’s trading activities are limited to the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. As the trading instruments are recognized at market value, the changes resulting from fluctuations in market prices, interest rates or exchange rates directly affect reported income. In the opinion of management, the size and composition of the trading portfolio as of June 30, 2002 does not represent a potentially significant source of market risk for the Corporation. The Corporation does not participate in any trading activities involving commodity contracts.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds an interest in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. However, management does not expect future exchange volatility between the U.S. dollar and the particular foreign currency to affect significantly the value of the Corporation’s investment in these companies.

LIQUIDITY

Liquidity refers to the ability to fund current operations, including the cash flow requirements of depositors and borrowers as well as future growth. This can be accomplished by generating profits, attracting new depositors, converting assets to cash through sales or securitizations and increasing borrowings. The Corporation utilizes various sources of funding to help ensure that adequate levels of liquidity are always available.

The Corporation raises its funding from a combination of retail and wholesale markets. Historically, core deposits have been the Corporation’s primary source of funding, although wholesale borrowings have become an increasingly important source. Retail sources of funds include individual and corporate depositors in the markets where the Corporation competes, which over the past several years has become more geographically diverse as a result of acquisitions and expansion of the Corporation’s business. Deposits tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates.

The Corporation has established borrowing relationships with the FHLB and other correspondent banks, which further support and enhance liquidity. Wholesale or institutional sources of funds comprise primarily of other financial intermediaries such as commercial banks, securities dealers, investment companies, insurance companies, as well as non-financial corporations.

Another important liquidity source to the Corporation is its assets, particularly the investment portfolio. Refer to Notes 3 and 4 to the consolidated financial statements for further information as to the composition of the available-for-sale and held-to-maturity investment portfolios. Liquid U.S. Treasury and Agency securities can be used to raise funds in the repo markets. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans and to a lesser extend commercial loans, have highly developed secondary markets. In addition, other sources of liquidity include maturities of money market investments, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Risks to Liquidity

The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings (by one of the nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings.

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

Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s access to the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Management does not anticipate changes in the credit ratings of the Corporation based on its expected outlook for the P.R. / U.S. economy, interest rates and expected financial results of the Corporation.

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

The Corporation’s non-banking subsidiaries may be subject to a higher degree of liquidity risk than the banking subsidiaries, due to the latter’s access to federally-insured deposits. A higher proportion of the funding of the non-banking subsidiaries is from institutional sources, as compared to the banking subsidiaries, and these are more sensitive to the perceived credit risk of the Corporation than providers of deposits. In the event of a downgrade in the credit ratings of the Corporation, the non-banking subsidiaries may experience an increase in their cost of funds and reduced availability of financing. Management does not anticipate such a scenario developing in the foreseeable future.

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

OFF-BALANCE SHEET ACTIVITIES

In past years, the ordinary course of business, the Corporation conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn has transferred the assets to different trusts, thus isolating those loans from the Corporation’s assets. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as such these trusts are not consolidated in the Corporation’s financial statements. As of June 30, 2002, these trusts held approximately $295 million in assets in the form of mortgage loans. Liabilities in the form of debt principal due to investors approximated $292 million at the end of the second quarter of 2002. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interest in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation’s assets. The servicing rights and the interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively.

Part II — Other Information

Item 1. Legal Proceedings

The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position and results of operations of the Corporation.

BPPR has been cooperating fully with an investigation by federal law enforcement authorities. The investigation relates principally to the circumstances surrounding the activities of a former customer of BPPR, including BPPR reporting and compliance efforts. The former customer has been indicted for money laundering, including in connection with transactions through an account at BPPR. BPPR believes based on the information available to it that there was no knowing participation by BPPR or any BPPR employee in the former customer’s activities. The law enforcement investigation could result in adverse consequences to the Corporation and BPPR including the possibility of civil and criminal claims being brought against BPPR. The Corporation cannot predict when or on what basis the investigation will conclude or its effects, if any, on the Corporation or BPPR.

Item 4. Submission of Matters to a Vote of Security Holders

The Corporation held its Annual Stockholder’s Meeting on April 30, 2002, at which common stockholders elected the following three directors: David H. Chafey Jr., Antonio Luis Ferré and Félix J. Serrallés Jr.

All three directors were elected for a three-year term with favorable votes ranging from 83.03% to 83.53% of the voting shares issued and outstanding which amounted to 136,475,530 as of the record date, March 11, 2002. Also, PricewaterhouseCoopers LLP was ratified as the independent public accountants of the Corporation for the year 2002. A 86.23% of the common shares issued an outstanding as of the mentioned record date, were represented at the meeting, which complied with the quorum required by law.

Item 5. Other Information

Election to become a Financial Holding Company

Under the Gramm-Leach-Bliley Act, bank holding companies, whose depository institution subsidiaries are “well capitalized” as defined under the Federal Deposit Insurance Act and “well managed” as defined under Regulation Y under the Bank Holding Company Act and which obtain at least a “satisfactory” rating under the Community Reinvestment Act, have the ability to declare themselves to be financial holding companies and engage in a broader range of activities than those traditionally permissible for U.S. bank holding companies. Popular, Inc.’s declaration to become a financial holding company became effective on April 30, 2002.

As a financial holding company, Popular, Inc. may engage in activities that are “financial in nature,” as well as additional activities that the Federal Reserve Board, in coordination with the Secretary of the Treasury, determines are incidental or complementary to financial activities, generally without Federal Reserve Board approval. Under the Gramm-Leach-Bliley Act, activities that are financial in nature include insurance, securities underwriting and dealing, merchant banking, and lending activities.

General

On March 9, 2000, Banco Popular entered into a written agreement with the Federal Reserve Bank of New York, which imposed a number of compliance, reporting and control requirements. All of these compliance, reporting and control requirements are now in place.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibit No.	Exhibit Description	Reference

19	Quarterly Report to Shareholders for the period ended June 30, 2002	Exhibit “A”

b) One report on Form 8-K was filed for the quarter ended June 30, 2002:

Dated:	April 10, 2002

Items reported:	Item 5 — Other Events

Dated:	May 16, 2002

Items reported:	Item 5 — Other Events

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)

Date:	August 14, 2002	By:	S/ Jorge A. Junquera Jorge A. Junquerav Senior Executive Vice President

Date:	August 14, 2002	By:	S/ Amílcar L. Jordán Amílcar L. Jordán, Esq. Senior Vice President & Comptroller