Form 10-Q
period 2002-09-30
POPULAR INC
filed 2002-11-04
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10 - Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002           Commission file number 0 - 13818
                  ------------------                                  ---------

                                  POPULAR, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Puerto Rico                                               66-041-6582
-------------------------                                 ---------------------
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

                Yes     X              No
                      -----              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value                                    132,455,106
----------------------------                    --------------------------------------------
      (Title of Class)                          (Shares Outstanding as of November 1, 2002)

                                  POPULAR, INC.

                                      INDEX

Part I - Financial Information                                                                           Page
------------------------------                                                                          -------

   Item 1.  Financial Statements

                Unaudited Consolidated Statements of Condition as of September 30, 2002,
                  December 31, 2001 and September 30, 2001                                                 3
                                                                                                        -------

                Unaudited Consolidated Statements of Income for the quarters and nine months
                  ended September 30, 2002 and 2001                                                        4
                                                                                                        -------

                Unaudited Consolidated Statements of Comprehensive Income for
                  the quarters and nine months ended September 30, 2002 and 2001                           5
                                                                                                        -------

                Unaudited Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001                                                              6
                                                                                                        -------

                Notes to unaudited Consolidated Financial Statements                                     7-29
                                                                                                        -------

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                30-48
                                                                                                        -------

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    45
                                                                                                        -------

   Item 4.  Controls and Procedures                                                                       48
                                                                                                        -------

Part II - Other Information
---------------------------

   Item 1.  Legal proceedings                                                                             48
                                                                                                        -------

   Item 2.  Changes in securities and use of proceeds                                                     49
                                                                                                        -------

   Item 3.  Defaults upon senior securities - None                                                       N/A
                                                                                                        -------

   Item 4.  Submission of matters to a vote of security holders - None                                   N/A
                                                                                                        -------

   Item 5.  Other information                                                                             49
                                                                                                        -------

   Item 6.  Exhibits and reports on Form 8-K                                                              49
                                                                                                        -------

     ---       Signature                                                                                  50
                                                                                                        -------

             Certification                                                                               51-52
                                                                                                        -------


        FORWARD-LOOKING INFORMATION. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market and liquidity risks and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations, among others. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors could cause actual results to differ from those contemplated by such forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

                                                                                 SEPTEMBER 30,   December 31,       September 30,
(In thousands)                                                                       2002            2001                2001
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                          $    574,282    $    606,142        $    617,012
-----------------------------------------------------------------------------------------------------------------------------------
Money market investments:
     Federal funds sold and securities purchased under agreements to resell         1,149,346         820,332             988,262
     Time deposits with other banks                                                     3,056           3,056               4,343
     Bankers' acceptances                                                                 677             402                 410
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1,153,079         823,790             993,015
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge                           4,120,020       4,056,655           2,592,130
     Other investment securities available-for-sale                                 5,533,328       5,227,746           5,205,898
Investment securities held-to-maturity, at amortized cost                             644,685         592,360             240,763
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge                             324,301         244,916             231,927
     Other trading securities                                                         149,101          25,270              45,942
Loans held-for-sale, at lower of cost or market                                       870,607         939,488             910,615
-----------------------------------------------------------------------------------------------------------------------------------
Loans:
 Loans pledged with creditors' right to repledge                                      357,780         301,706                   -
 Other loans                                                                       18,335,241      17,254,323          17,042,433
 Less - Unearned income                                                               300,120         326,966             320,774
            Allowance for loan losses                                                 354,282         336,632             326,630
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   18,038,619      16,892,431          16,395,029
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                446,161         405,705             390,324
Other real estate                                                                      33,713          31,533              29,257
Accrued income receivable                                                             194,500         186,143             189,859
Other assets                                                                          546,388         496,855             467,296
Goodwill                                                                              180,337         177,842             180,943
Other intangible assets                                                                34,005          37,800              40,412
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 32,843,126    $ 30,744,676        $ 28,530,422
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                         $  3,274,152    $  3,281,841        $  3,045,604
    Interest bearing                                                               13,783,704      13,088,201          12,954,632
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   17,057,856      16,370,042          16,000,236
  Federal funds purchased and securities sold under agreements to repurchase        5,887,739       5,751,768           3,978,199
  Other short-term borrowings                                                       2,046,679       1,827,242           3,164,520
  Notes payable                                                                     4,629,284       3,735,131           2,329,985
  Other liabilities                                                                   632,476         512,686             482,117
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   30,254,034      28,196,869          25,955,057
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                                  125,000         125,000             125,000
-----------------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interest in Popular North America's junior subordinated
     deferrable interest debentures guaranteed by the Corporation                     144,000         149,080             150,000
-----------------------------------------------------------------------------------------------------------------------------------
  Commitments and contingencies (See Note 8)
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                          1,080             909                 908
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized (4,000,000 issued and
    outstanding at December 31, 2001 and September 30, 2001)                                -         100,000             100,000
  Common stock, $6 par value; 180,000,000 shares authorized; 139,028,367 shares issued (December 31, 2001 - 138,749,647; September 30, 2001 -
    138,655,314) and 132,334,258 (December 31, 2001 - 136,362,364;
    September 30, 2001 - 136,268,031) shares outstanding                              834,170         832,498             831,932
  Surplus                                                                             275,443         268,544             266,525
  Retained earnings                                                                 1,246,098       1,057,724           1,011,473
  Treasury stock - at cost,  6,694,109 shares (December 31, 2001 and
    September 30, 2001 - 2,387,283)                                                  (205,210)        (66,136)            (66,136)
  Accumulated other comprehensive income, net of  tax of $52,488
   (December 31, 2001 - $27,918; September 30, 2001 - $48,298)                        168,511          80,188             155,663
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2,319,012       2,272,818           2,299,457
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $ 32,843,126    $ 30,744,676        $ 28,530,422
===================================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                         Quarter ended                   Nine months ended
                                                                         September 30,                      September 30,
(Dollars in thousands, except per share information)                2002              2001             2002               2001
----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
 Loans                                                          $   391,499       $   392,801       $ 1,143,887       $ 1,178,207
 Money market investments                                             7,716            10,350            22,871            38,682
 Investment securities                                              105,125           110,095           332,813           362,397
 Trading account securities                                           3,770             3,736            10,357            11,554
----------------------------------------------------------------------------------------------------------------------------------
                                                                    508,110           516,982         1,509,928         1,590,840
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                           106,063           130,254           329,349           394,053
 Short-term borrowings                                               46,185            72,664           135,902           276,275
 Long-term debt                                                      58,907            40,644           167,629           125,857
----------------------------------------------------------------------------------------------------------------------------------
                                                                    211,155           243,562           632,880           796,185
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 296,955           273,420           877,048           794,655
Provision for loan losses                                            50,992            55,259           155,521           154,755
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 245,963           218,161           721,527           639,900
Service charges on deposit accounts                                  39,484            37,537           117,964           108,505
Other service fees                                                   63,941            61,194           191,666           180,237
Gain (loss) on sale of securities                                     1,251             1,249            (2,674)             (613)
Trading account profit (loss)                                         1,247               777              (142)              149
Derivatives losses                                                  (21,759)           (8,140)          (22,103)           (7,119)
Gain on sales of loans                                               14,960            11,068            44,502            31,925
Other operating income                                               18,370            15,225            53,677            44,089
----------------------------------------------------------------------------------------------------------------------------------
                                                                    363,457           337,071         1,104,417           997,073
----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                          92,704            82,080           272,011           238,742
   Profit sharing                                                     5,646             3,986            15,954            13,101
   Pension and other benefits                                        25,163            21,542            78,433            67,402
----------------------------------------------------------------------------------------------------------------------------------
                                                                    123,513           107,608           366,398           319,245
Net occupancy expenses                                               19,581            17,974            58,659            52,895
Equipment expenses                                                   24,469            24,148            73,610            72,850
Other taxes                                                           9,115             9,135            27,948            27,755
Professional fees                                                    22,503            18,798            59,734            53,021
Communications                                                       13,907            12,181            40,292            36,153
Business promotion                                                   15,588            13,414            45,786            37,118
Printing and supplies                                                 4,754             4,269            14,341            13,078
Other operating expenses                                             18,489            17,525            52,871            53,645
Amortization of intangibles                                           1,938             6,858             7,037            20,594
----------------------------------------------------------------------------------------------------------------------------------
                                                                    253,857           231,910           746,676           686,354
----------------------------------------------------------------------------------------------------------------------------------
Income before income tax, minority interest and cumulative
   effect of accounting change                                      109,600           105,161           357,741           310,719
Income tax                                                           23,730            27,952            86,472            82,440
Net (gain) loss of minority interest                                   (116)                7              (166)               19
----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                 85,754            77,216           271,103           228,298
Cumulative effect of accounting change, net of tax                        -                 -                 -               686
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    85,754       $    77,216       $   271,103       $   228,984
==================================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                           $    85,754       $    75,129       $   268,593       $   222,722
==================================================================================================================================
EARNINGS PER COMMON SHARE (BASIC AND DILUTED) (BEFORE AND
   AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE)                $      0.65       $      0.55       $      2.00       $      1.63
==================================================================================================================================
DIVIDENDS DECLARED PER COMMON SHARE                             $      0.20       $      0.20       $      0.60       $      0.56
==================================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                                 Quarter ended               Nine months ended
                                                                                 September 30,                  September 30,
(In thousands)                                                                 2002           2001           2002           2001
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                  $  85,754      $  77,216      $ 271,103      $ 228,984
----------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income net of tax:
  Foreign currency translation adjustment                                        (191)          (153)          (573)          (403)
  Unrealized gains on securities:
    Unrealized holding gains arising during the
     period, net of tax of $14,061 (2001- $25,066) for the quarter
     and $24,526 (2001- $47,033) for the nine-month period                     50,981         83,944         89,966        151,383
    Less: reclassification adjustment for gains (losses) included in net income, net of tax of $791 (2001 - $406) for the quarter
      and ($1,305) (2001 - ($313)) for the nine-month period                      768            843         (1,698)        (1,555)
   Net loss on derivatives                                                     (2,360)          (908)        (4,814)        (1,645)
    Less: reclassification adjustment for losses included
      in net income, net of tax of ($791) (2001-($168)) for the
      quarter and ($1,305) (2001-($568)) for the nine-month period             (1,269)          (262)        (2,052)          (947)
   Cumulative effect of accounting change                                                                                      254
    Less: reclassification adjustment for gains (losses) included
      in net income, net of tax of ($77) for the nine-month period in 2001         --             --              6           (136)
----------------------------------------------------------------------------------------------------------------------------------

   Total other comprehensive income                                         $  48,931      $  82,302      $  88,323      $ 152,227
----------------------------------------------------------------------------------------------------------------------------------

    Comprehensive income                                                    $ 134,685      $ 159,518      $ 359,426      $ 381,211
==================================================================================================================================

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME:

                                                                             SEPTEMBER 30      December 31    September 30
(In thousands)                                                                   2002              2001           2001
---------------------------------------------------------------------------------------------------------------------------

Foreign currency translation adjustment                                         ($2,029)          ($1,456)       ($1,287)
Unrealized gains on securities                                                  172,840            81,176        157,258
Unrealized (losses) gains on derivatives                                         (2,684)               78           (698)
Cumulative effect of accounting change                                              384               390            390
---------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive income                                         $168,511           $80,188       $155,663
===========================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         For the nine months ended
                                                                                                September 30,
(In thousands)                                                                           2002                 2001
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    271,103          $    228,984
-----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                              55,645                56,960
     Provision for loan losses                                                           155,521               154,755
     Amortization of intangibles                                                           7,037                20,594
     Stock options expense                                                                   597
     Net loss on sales of investment securities                                            2,674                   613
     Net loss on derivatives                                                              22,103                 7,119
     Net loss on disposition of premises and equipment                                       547                   351
     Net gain on sales of loans, excluding loans held-for-sale                            (6,284)                 (860)
     Net amortization of premiums and accretion of discounts on investments               10,580                 1,975
     Net decrease (increase) in loans held-for-sale                                       68,881               (86,714)
     Net amortization of deferred loan fees and costs                                     21,759                15,622
     Net increase in trading securities                                                 (203,216)             (124,796)
     Net (increase) decrease in accrued income receivable                                 (8,357)               12,677
     Net (increase) decrease in other assets                                             (15,478)               11,657
     Net decrease in interest payable                                                     (2,429)              (73,384)
     Net (decrease) increase in deferred and current taxes                               (28,779)                5,256
     Net increase in postretirement benefit obligation                                     2,562                 3,012
     Net increase in other liabilities                                                   101,300                 6,962
-----------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                        184,663                11,799
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                455,766               240,783
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in money market investments                                   (323,513)               75,603
  Purchases of investment securities held-to-maturity                                (18,206,606)           (4,515,716)
  Maturities of investment securities held-to-maturity                                18,154,282             4,622,152
  Purchases of investment securities available-for-sale                               (4,900,607)           (3,303,701)
  Maturities of investment securities available-for-sale                               3,521,792             3,671,005
  Proceeds from sales of investment securities available-for-sale                      1,112,116               732,131
  Net disbursements on loans                                                            (892,472)           (1,411,985)
  Proceeds from sales of loans                                                           425,510               404,760
  Acquisition of loan portfolios                                                        (913,579)             (660,829)
  Assets acquired, net of cash                                                           (13,613)                 (123)
  Acquisition of premises and equipment                                                 (103,924)              (45,044)
  Proceeds from sales of premises and equipment                                            7,276                 3,180
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (2,133,338)             (428,567)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                               715,864             1,186,127
  Net increase (decrease) in federal funds purchased and securities
   sold under agreements to repurchase                                                   135,971              (985,916)
  Net increase (decrease) in other short-term borrowings                                 219,437            (1,204,692)
  Net proceeds from  notes payable and capital securities                                889,073             1,153,074
  Dividends paid                                                                         (81,533)              (77,041)
  Proceeds from issuance of common stock                                                   7,974                 7,116
  Redemption of preferred stock                                                         (102,000)
  Treasury stock (acquired) sold                                                        (139,074)                   77
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              1,645,712                78,745
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                  (31,860)             (109,039)
Cash and due from banks at beginning of period                                           606,142               726,051
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                            $    574,282          $    617,012
=======================================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share information)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Popular, Inc. (the Corporation) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States, the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation's subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 14 to the unaudited consolidated financial statements presents further information about the Corporation's business segments.

The consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain minor reclassifications have been made to the prior period consolidated financial statements to conform with the 2002 presentation.

NOTE 2 - ACCOUNTING CHANGES

Accounting for Stock-Based Compensation

In September 2002, the Corporation opted to use the more preferable fair value method of recording stock options defined in SFAS No. 123 "Accounting for Stock-Based Compensation." For information regarding the adoption of the fair value method defined in SFAS No. 123, refer to Note 9 to the unaudited consolidated financial statements.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 " Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, adopted by the Corporation in 2001, supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Corporation reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 31, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 repeal the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have definite lives.

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

The following table presents the reconciliation of reported net income and earnings per share (EPS) (basic and diluted) adjusted to exclude the amortization expense recognized in the period prior to the adoption of SFAS No. 142.

                                                                  Quarter ended        Nine-months ended
(In thousands, except per share information)                    September 30, 2001     September 30, 2001
----------------------------------------------------------------------------------------------------------

Reported Net Income                                                   $ 77,216               $228,984
Add back: Goodwill amortization, including
   impact on profit sharing expense and
   related tax                                                           4,132                 12,398
----------------------------------------------------------------------------------------------------------
Adjusted Net Income                                                   $ 81,348               $241,382
==========================================================================================================


                                                                Quarter ended             Nine-months ended
                                                              September 30, 2001         September 30, 2001
--------------------------------------------------------------------------------------------------------------

Reported EPS                                                         $0.55                      $1.63
Add back: Goodwill amortization, including
   impact on profit sharing expense and
   related tax                                                        0.03                       0.09
--------------------------------------------------------------------------------------------------------------
Adjusted EPS                                                         $0.58                      $1.72
==============================================================================================================

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

Accounting for the Impairment or Disposal of Long-Lived Assets

In January 2002, the Corporation adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" issued by the Financial Accounting Standards Board. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement removes goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment. Also, the Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material effect on the consolidated financial statements of the Corporation.

Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS
No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the consolidated financial statements of the Corporation.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Corporation's financial condition or results of operations.

Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 will not have a material impact on the Corporation's financial condition or results of operations.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of September 30, 2002, December 31, 2001 and September 30, 2001 were as follows:

                                                                                   AS OF SEPTEMBER 30, 2002
                                                                   Amortized    Gross Unrealized  Gross Unrealized     Market
(In thousands)                                                        Cost           Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities (average maturity of 8 months)            $  359,958      $    8,279               -        $  368,237
Obligations of other U.S. Government agencies and
     corporations (average maturity of  4 years and 3 months)       5,622,265         122,284      $      601         5,743,948

Obligations of Puerto Rico, states and political subdivisions
     (average maturity of 7 years and 3 months)                        72,999           4,937             134            77,802
Collateralized mortgage obligations (average maturity of
     19 years and 9 months)                                         2,373,036          11,475           1,026         2,383,485
Mortgage-backed securities (average maturity of 24
     years and 8 months)                                              635,546          15,341             378           650,509
Equity securities (without contractual maturity)                      256,394          64,011              35           320,370
Others (average maturity of 16 years and 1 month)                     105,875           3,125               3           108,997
---------------------------------------------------------------------------------------------------------------------------------
                                                                   $9,426,073      $  229,452      $    2,177        $9,653,348
=================================================================================================================================



                                                                                        AS OF DECEMBER 31, 2001
                                                                        Amortized  Gross Unrealized  Gross Unrealized    Market
(In thousands)                                                            Cost           Gains            Losses          Value
----------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities (average maturity of 1 year and 1 month)      $  650,247      $   18,622               -      $  668,869
Obligations of other U.S. Government agencies and
     corporations (average maturity of  4 years and 7 months)           5,208,568          64,393      $   34,558       5,238,403
Obligations of Puerto Rico, States and political subdivisions
     (average maturity of 8 years and 5 months)                           101,643           3,920             167         105,396
Collateralized mortgage obligations (average maturity of
     21 years and 10 months)                                            2,241,827           8,161           7,902       2,242,086
Mortgage-backed securities (average maturity of 24
     years and 10 months)                                                 635,822           9,260           3,512         641,570
Equity securities (without contractual maturity)                          231,474          48,475              10         279,939
Others (average maturity of 17 years and 6 months)                        105,393           2,749               4         108,138
----------------------------------------------------------------------------------------------------------------------------------
                                                                       $9,174,974      $  155,580      $   46,153      $9,284,401
==================================================================================================================================


                                                                                        AS OF SEPTEMBER 30, 2001
                                                                      Amortized    Gross Unrealized  Gross Unrealized     Market
(In thousands)                                                           Cost            Gains            Losses           Value
-----------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury securities (average maturity of 1 year)                $  700,594       $   21,373                -       $  721,967
Obligations of other U.S. Government agencies and
     corporations (average maturity of 4 years and 6 months)          4,042,736           96,535       $    1,351        4,137,920
Obligations of Puerto Rico, States and political
     subdivisions (average maturity of 8 years and 8 months)            102,954            4,572               39          107,487
Collateralized mortgage obligations (average maturity of
     22 years and 9 months)                                           1,804,521           12,848            1,125        1,816,244
Mortgage-backed securities (average maturity of 21 years
     and 6 months)                                                      633,481            8,669              364          641,786
Equity securities (without contractual maturity)                        222,814           64,065              561          286,318
Others (average maturity of 15 years and 5 months)                       84,951            1,359                4           86,306
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     $7,592,051       $  209,421       $    3,444       $7,798,028
===================================================================================================================================

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities available-for-sale, at cost.

NOTE 4 - INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of September 30, 2002, December 31, 2001 and September 30, 2001 were as follows:

                                                                                       AS OF SEPTEMBER 30, 2002
                                                                      Amortized    Gross Unrealized  Gross Unrealized     Market
(In thousands)                                                           Cost            Gains            Losses           Value
-----------------------------------------------------------------------------------------------------------------------------------

Obligations of other U.S. Government agencies and
   corporations (average maturity of 1 month)                            $483,544              -          $     19       $483,525
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 13 years and 8 months)                89,138       $    416               649         88,905
Collateralized mortgage obligations (average maturity of 22 years)          1,197              -                 -          1,197
Others (average maturity of 2 years and 10 months)                         70,806            690                 -         71,496
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         $644,685       $  1,106          $    668       $645,123
===================================================================================================================================


                                                                                         AS OF DECEMBER 31, 2001
                                                                      Amortized    Gross Unrealized  Gross Unrealized     Market
(In thousands)                                                           Cost            Gains            Losses           Value
----------------------------------------------------------------------------------------------------------------------------------

Obligations of other U.S. Government agencies and
   corporations (average maturity of 1 month)                           $416,980       $      4                 -       $416,984
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 13 years and 8 months)               92,522          4,485          $     48         96,959
Collateralized mortgage obligations (average maturity
  of 22 years and 9 months)                                                1,430              -               114          1,316
Others (average maturity of 3 years and 4 months)                         81,428            279               551         81,156
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $592,360       $  4,768          $    713       $596,415
==================================================================================================================================

                                                                                             AS OF SEPTEMBER 30, 2001
                                                                      Amortized    Gross Unrealized  Gross Unrealized   Market
(In thousands)                                                           Cost            Gains            Losses        Value
----------------------------------------------------------------------------------------------------------------------------------

Obligations of other U.S. Government agencies and
   corporations (average maturity of 1 month)                           $ 69,842       $      7         $      4       $ 69,845
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 9 years and 8 months)                88,043          5,328               33         93,338
Collateralized mortgage obligations (average maturity
   of 22 years and 8 months)                                               1,464              -                -          1,464
Others (average maturity of 3 years and 7 months)                         81,414              -              521         80,893
----------------------------------------------------------------------------------------------------------------------------------
                                                                        $240,763       $  5,335         $    558       $245,540
==================================================================================================================================

NOTE 5 - PLEDGED ASSETS

Securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation's pledged assets, which the secured parties are not permitted to sell or repledge the collateral were as follows:

                                                      SEPTEMBER 30,       December 31,       September 30,
(In thousands)                                            2002                2001                2001
------------------------------------------------------------------------------------------------------------

Investment securities available-for-sale               $2,154,707          $1,973,552          $1,958,671
Investment securities held-to-maturity                      3,281               5,110               5,114
Loans                                                   3,092,833           1,413,789           1,832,089
------------------------------------------------------------------------------------------------------------

                                                       $5,250,821          $3,392,451          $3,795,874
============================================================================================================

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, swaptions, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts.

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. The Corporation's use of these contracts qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended, and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of September 30, 2002 the total amount (net of tax) included in accumulated other comprehensive income pertaining to forward contracts was an unrealized loss of $305. These contracts have a maximum maturity of 50 days.

The Corporation purchased interest rate caps as part of securitization transactions in order to limit the interest rate payable to the security holders. The Corporation's use of these contracts qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. As of September 30, 2002, the fair market value of these interest rate caps was $3,352 included in other assets and the amount included in accumulated other comprehensive income was a loss of $2,380. These contracts have a maximum maturity of 7.3 years. As part of these contracts, during the third quarter of 2002 the Corporation reclassified a loss of $318 from other comprehensive income into earnings related to the ineffective portion of its hedging instruments.

The Corporation enters into options on swaps ("swaption") derivative securities, which combine the characteristics of interest rate swaps and options. These swaptions are related to certificates of deposit with returns linked to the Standard and Poor's 500 index through an embedded option, which has been bifurcated from the host contract, and in accordance with SFAS No. 133, as amended, does not qualify for hedge accounting. As of September 30, 2002, the Corporation had a derivative liability of $15,858 representing the fair value of the swaptions, which is included in other liabilities. Also, a derivative liability of $4,141 which is the fair value of the embedded option and a discount on the certificates of deposits of $17,065 are included in deposits.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific term and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps do not qualify as hedges in accordance with SFAS No. 133, as amended, and therefore changes in fair value of the derivatives are recorded in the statement of income. For the quarter ended September 30, 2002, the Corporation recognized a loss of $21,759 as a result of the changes in fair value of the non-hedging derivatives.

The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contracts and therefore, as stated in SFAS No. 133, are not bifurcated from the host contracts.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 requires that goodwill and other indefinite-life intangible assets be tested for impairment at least annually using a two-step process at each reporting unit level. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, thus the second step of the impairment test is unnecessary. If needed, the second step consists in comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Corporation uses the expected present value of future cash flows and market price multiples of comparable companies to determine the fair value of each reporting unit. The cost of equity used to discount the cash flows was calculated using the Capital Asset Pricing Model.

The Corporation's management has defined the reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. For presentation purposes, these reporting units have been aggregated by reportable segments based on the provisions of SFAS No. 131 "Segment Reporting." These segments have been defined as follows: Commercial Banking, Mortgage and Consumer Lending, Auto and Lease Financing and Other. All the operating segments and components that constitute reporting units were determined evaluating the nature of the products and services offered, types of customers, methods used to distribute their products and provide their services, and the nature of their regulatory environment, as well as other similar economic characteristics. Goodwill is assigned to each reporting unit at the time of acquisition, since the Corporation records the intangibles originated in the acquisition on the books of the entity acquired by using the practice of push down accounting.

The changes in the carrying amount of goodwill for the nine-months ended September 30, 2002, are as follows:


                                                                      Nine-months ended September 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                   Mortgage            Auto and
                                               Commercial        and Consumer           Lease
(In thousands)                                   Banking            Lending            Financing         Other        Total
--------------------------------------------------------------------------------------------------------------------------------

Balance as of January 1, 2002                   $ 110,482          $   8,349           $   6,727      $  52,284     $ 177,842
Goodwill acquired during the period                     -              2,120                   -            680         2,800
Goodwill written-off during the period                  -               (305)                  -              -          (305)
--------------------------------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002                $ 110,482          $  10,164           $   6,727      $  52,964     $ 180,337
================================================================================================================================

As of September 30, 2002, December 31, 2001 and September 30, 2001, goodwill totaled $180,337, $177,842 and $180,943, respectively. Goodwill written-off during 2002 was related to various branches of Popular Finance sold during the year.

The following table reflects the components of other intangible assets subject to amortization as of September 30, 2002, December 31, 2001 and September 30, 2001:

                                            SEPTEMBER 30, 2002             December 31, 2001              September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------

                                          Gross        Accumulated     Gross          Accumulated     Gross         Accumulated
(In thousands)                           Amount        Amortization    Amount        Amortization     Amount       Amortization
---------------------------------------------------------------------------------------------------------------------------------

Core Deposits                            $87,711          $54,328      $85,034          $48,101       $85,034          $45,871

Credit-based customer relationships            -                -        8,304            7,563         8,304            7,184

Other Intangibles                            713               91          202               76           202               73
---------------------------------------------------------------------------------------------------------------------------------

Total                                    $88,424          $54,419      $93,540          $55,740       $93,540          $53,128
=================================================================================================================================

During the quarter ended September 30, 2002, the Corporation recognized $1,938 in amortization expense related to other intangible assets with definite lives. This expense totaled $2,524 for the quarter ended September 30, 2001, excluding the effect of goodwill amortization. For the nine months ended September 30, 2002 and 2001, the Corporation recognized $7,037 and $7,579, respectively, in amortization expense related to other intangible assets with definite lives.

The credit-based customer relationships were fully amortized during the quarter ended June 30, 2002.

The following table presents the estimated aggregate amortization expense of the intangible assets with definite lives that the Corporation has as of September 30, 2002, for each of the following fiscal years:

                            (In thousands)
                            --------------
2002                            $8,948
2003                             7,455
2004                             6,765
2005                             5,163
2006                             5,017
2007                             3,343


No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are letters of credit outstanding and stand-by letters of credit which, at September 30, 2002, amounted to $16,504 and $128,359, respectively (September 30, 2001 - $17,183 and $90,530; December 31,
2001 - $16,846 and $87,810). There are also other commitments outstanding and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying financial statements.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation's financial position or results of operations. Refer to Item 1- Legal Proceedings in Part II - Other Information in this
Form 10-Q for further information.

NOTE 9 - STOCK OPTION PLAN

The Corporation has a Stock Option Plan (the Plan) since 2001, which permits the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. Any employee or director of the Corporation or of any of its subsidiaries is eligible to participate in the Plan. The selection of individuals eligible to participate is within the discretion of the Board of Directors, or an appointed committee. The Plan provides for the issuance of Popular, Inc.'s common stock at a price equal to its fair market value at the date of grant, subject to certain Plan provisions. The aggregate number of shares of common stock, which may be issued under the Plan, is limited to 5,000,000 shares, subject to adjustment for stock splits, recapitalizations and similar events. The shares are to be made available from authorized but unissued shares of common stock or treasury stock. The maximum option term is generally ten years from the date of grant. Unless an option agreement provides otherwise, all options granted are 20% exercisable after the first year and an additional 20% is exercisable after each subsequent year. The exercise price of each option is equal to the market price of the Corporation's stock on the date of grant.

In September 2002, the Corporation opted to use the fair value method of recording stock options as described in SFAS No. 123 "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based compensation. All future stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

 Previously, as permitted by SFAS No. 123, the Corporation measured compensation cost for this plan based on APB No. 25 "Accounting for Stock Issued to Employees" and disclosed the pro forma net income and net income per share as if the fair value method had been applied in measuring cost.

The Corporation recognized $597 in operating expenses for the third quarter of 2002 as a result of the aforementioned accounting method change.

The following table summarizes information about stock options outstanding at September 30, 2002:


-------------------------------------------------------------------------------------------------------------------------
                                    Weighted Average        Weighted-Average                          Weighted Average
 Exercise Price       Options       Exercise Price of       Remaining Life of        Options         Exercise Price of
 Range per share    Outstanding    Options Outstanding     Options Outstanding     Exercisable      Options Exercisable
-------------------------------------------------------------------------------------------------------------------------

 $28.78 - $35.65      437,753             $29.18               9.36 years             20,558               $29.55

The following table summarizes the stock option activity and related information:

------------------------------------------------------------------------------------
                                                                 Weighted-Average
                                                   Options        Exercise Price
------------------------------------------------------------------------------------
Balance at January 1, 2001                               -                  -
Granted                                             15,904           $  32.60
------------------------------------------------------------------------------------
Outstanding at September 30, 2001                   15,904              32.60
Granted                                             10,512              29.55
------------------------------------------------------------------------------------
Outstanding at December 31, 2001                    26,416              31.39
Granted                                            412,337              29.04
Exercised                                             (199)             32.60
Forfeited                                             (801)             28.84
------------------------------------------------------------------------------------
Outstanding at September 30, 2002                  437,753           $  29.18
====================================================================================

The fair value of these options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted-average assumptions used for the grants issued during 2002 were the following: an expected dividend yield of 2.14%, an average expected life of options of 10 years, an expected volatility of 26.55% and a risk-free interest rate of 4.94%. The weighted-average fair value of options granted during 2002 was $9.84 per option.

NOTE 10 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of BanPonce Trust I's 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of its 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). As of September 30, 2002, the Corporation had reacquired $6,000 of the capital securities. BanPonce Trust I is a 100%-owned finance subsidiary of the Corporation. The capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Preferred Beneficial Interests in Popular North America's Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of Junior Subordinated Debentures at September 30, 2002 (September 30, 2001 - $154,640; December 31, 2001 - $154,640)
and a related accrued interest receivable of $1,031 (September 30, 2001 - $1,073; December 31, 2001 - $4,292). The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

NOTE 11 - STOCKHOLDERS' EQUITY

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

For the nine-month period ended September 30, 2002, the Corporation declared cash dividends on common stock amounting to $80,219 (September 30, 2001 - $76,271).

NOTE 12 - EARNINGS PER COMMON SHARE

A computation of earnings per common share follows:

                                                                      Quarter ended                  Nine-months ended
                                                                       September 30,                    September 30,
(In thousands, except share and per share information)           2002              2001           2002               2001
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                      $85,754           $77,216        $271,103           $228,984
Less: Preferred stock dividends                                    -                2,087           2,510              6,262
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                           $85,754           $75,129        $268,593           $222,722
=============================================================================================================================

Average common shares outstanding                           132,350,192       136,277,273     134,407,089        136,193,360
Average potential common shares - stock options                 -                     594           9,653                244
-----------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding - assuming dilution       132,350,192       136,277,867     134,416,742        136,193,604
=============================================================================================================================

Basic earnings per common share                                   $0.65             $0.55           $2.00              $1.63
=============================================================================================================================
Diluted earnings per common share                                 $0.65             $0.55           $2.00              $1.63
=============================================================================================================================

Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method.

During the third quarter of 2002, there were 437,753 antidilutive stock options outstanding. For the nine-months ended September 30, 2002, there were 158,736 weighted-average antidilutive stock options outstanding.

For the quarter ended September 30, 2001, there were 7,520 antidilutive stock options and for the nine-month period ended September 30, 2001, there were 2,534 weighted-average antidilutive stock options not included in the computation of diluted earnings per common share.

NOTE 13 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the nine-month period ended September 30, 2002, the Corporation paid interest and income taxes amounting to $635,309 and $97,204, respectively (2001
- $869,569 and $62,192). In addition, the loans receivable transferred to other real estate and other property for the nine-month period ended September 30, 2002 amounted to $40,092 and $23,783, respectively (2001 - $25,157 and $20,881).

NOTE 14 - SEGMENT REPORTING

Popular, Inc. operates three major reportable segments: commercial banking, mortgage and consumer lending, and auto and lease financing. Management has determined its reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. These reporting units have then been aggregated into segments by products, services and markets with similar characteristics.

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters and nine-months ended September 30, 2002 and 2001.

                                               Mortgage and       Auto and
                                 Commercial      Consumer           Lease
                                  Banking        Lending          Financing           Other       Eliminations        Total
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
Net interest income               $226,330        $53,064           $17,274             $220             $67          $296,955
Provision for loan losses           33,439         10,573             6,980                                             50,992
Other income                        65,397         19,265             4,732           30,878          (2,778)          117,494
Amortization of intangibles          1,933                                                 5                             1,938
Depreciation expense                12,401          1,041             2,543            1,618                            17,603
Other operating expenses           159,424         33,298             7,936           33,806            (148)          234,316
Net gain of minority interest                        (116)                                                                (116)
Income tax                          16,877          9,600             1,735           (3,919)           (563)           23,730
--------------------------------------------------------------------------------------------------------------------------------
   Net income                      $67,653        $17,701            $2,812            ($412)        ($2,000)          $85,754
--------------------------------------------------------------------------------------------------------------------------------
   Segment Assets              $26,171,941     $5,397,639        $1,201,864       $6,994,579     ($6,922,897)      $32,843,126
--------------------------------------------------------------------------------------------------------------------------------

                                               Mortgage and     Auto and
                                  Commercial     Consumer         Lease
                                   Banking       Lending        Financing           Other       Eliminations           Total
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                              NINE-MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                $677,137       $151,297        $48,919            ($504)             $199          $877,048
Provision for loan losses           104,321         30,800         20,400                                              155,521
Other income                        201,523         52,521         14,299          123,060            (8,513)          382,890
Amortization of intangibles           7,022                                             15                               7,037
Depreciation expense                 39,686          3,154          8,116            4,689                              55,645
Other operating expenses            472,228         91,612         22,725           98,062              (633)          683,994
Net gain of minority interest                         (166)                                                               (166)
Income tax                           53,237         27,207          4,416            3,525            (1,913)           86,472
--------------------------------------------------------------------------------------------------------------------------------
   Net income                      $202,166        $50,879         $7,561          $16,265           ($5,768)         $271,103
--------------------------------------------------------------------------------------------------------------------------------
   Segment Assets               $26,171,941     $5,397,639     $1,201,864       $6,994,579       ($6,922,897)      $32,843,126
--------------------------------------------------------------------------------------------------------------------------------

                                                  Mortgage and      Auto and
                                    Commercial       Consumer        Lease
                                     Banking         Lending        Financing         Other       Eliminations         Total
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                   Quarter ended September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                  $222,419         $36,434         $13,797            $805            ($35)        $273,420
Provision for loan losses              37,556          10,599           7,104                                           55,259
Other income                           64,351          17,574           4,399          35,877          (3,291)         118,910
Amortization expense                    5,458             182             189           1,029                            6,858
Depreciation expense                   14,259             905           2,410           1,176                           18,750
Other operating expenses              144,036          26,249           5,330          30,957            (270)         206,302
Net loss of minority interest                               7                                                                7
Income tax                             20,917           6,018           1,226             549            (758)          27,952
--------------------------------------------------------------------------------------------------------------------------------
   Net income                         $64,544         $10,062          $1,937          $2,971         ($2,298)         $77,216
--------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                 $23,648,015      $4,018,926        $980,114      $6,559,278     ($6,675,911)     $28,530,422
--------------------------------------------------------------------------------------------------------------------------------

                                                        Mortgage and     Auto and
                                           Commercial     Consumer         Lease
                                             Banking       Lending       Financing        Other      Eliminations        Total
----------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                     Nine-months ended September 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                         $662,858       $94,209         $38,530           ($835)         ($107)      $794,655
Provision for loan losses                    108,776        29,669          16,310                                       154,755
Other income                                 182,967        48,493          14,509         119,258         (8,054)       357,173
Amortization expense                          16,380           546             566           3,102                        20,594
Depreciation expense                          43,292         2,714           7,554           3,400                        56,960
Other operating expenses                     426,061        73,172          16,830          93,409           (672)       608,800
Net loss of minority interest                                   19                                                            19
Income tax                                    61,261        13,623           4,469           4,939         (1,852)        82,440
Cumulative effect of accounting changes          686                                                                         686
----------------------------------------------------------------------------------------------------------------------------------
   Net income                               $190,741       $22,997          $7,310         $13,573        ($5,637)      $228,984
----------------------------------------------------------------------------------------------------------------------------------
   Segment Assets                        $23,648,015    $4,018,926        $980,114      $6,559,278    ($6,675,911)   $28,530,422
----------------------------------------------------------------------------------------------------------------------------------

INTERSEGMENT REVENUES**
                                         Quarter ended                    Nine-months ended
                                  SEPTEMBER 30,   September 30,     SEPTEMBER 30,  September 30,
(In thousands)                        2002             2001             2002            2001
---------------------------------------------------------------------------------------------------
Commercial Banking                  $ 17,071         $ 18,977        $  50,797        $  51,740
Mortgage and Consumer Lending        (44,032)         (45,534)        (131,494)        (134,608)
Auto and Lease Financing             (13,660)         (13,729)         (40,492)         (42,950)
Other                                 43,332           43,612          129,503          133,979
---------------------------------------------------------------------------------------------------
Total intersegment revenues           $2,711           $3,326          $8, 314           $8,161
===================================================================================================

** For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans.

GEOGRAPHIC INFORMATION
                                         Quarter ended                    Nine-months ended
                                  SEPTEMBER 30,   September 30,     SEPTEMBER 30,  September 30,
(In thousands)                        2002             2001             2002            2001
---------------------------------------------------------------------------------------------------
Revenues*
Puerto Rico                         $298,651         $282,821         $874,410         $829,496
United States mainland               104,102           97,764          345,967          287,260
Other                                 11,696           11,745           39,561           35,072
---------------------------------------------------------------------------------------------------
Total consolidated revenues         $414,449         $392,330       $1,259,938       $1,151,828
---------------------------------------------------------------------------------------------------

* Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of Securities, derivatives losses, trading account profit (loss), gain on sales of loans and other operating income.

                                         SEPTEMBER 30,     December 31,       September 30,
(In thousands)                               2002              2001               2001
----------------------------------------------------------------------------------------------

Selected Balance Sheet Information:
Puerto Rico
    Total assets                          $21,840,940       $20,800,728       $19,107,355
    Loans                                  10,015,317         9,879,632         9,643,769
    Deposits                               11,463,494        10,874,829        10,620,492
United States mainland
    Total assets                          $10,315,438        $9,174,050        $8,689,070
    Loans                                   8,885,565         7,868,729         7,567,049
    Deposits                                4,758,428         4,718,692         4,584,680
Other
    Total assets                             $686,748          $769,898          $733,997
    Loans                                     362,626           420,190           421,456
    Deposits                                  835,934           776,521           795,064

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF REGISTERED GUARANTEED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of September 30, 2002, December 31, 2001 and September 30, 2001, and the results of their operations and cash flows for periods ended September 30, 2002 and 2001. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of August 31, 2002, November 30, 2001 and August 31, 2001, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2002, BPPR could have declared a dividend of approximately $138,385 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2002
(UNAUDITED)

                                                                  Popular, Inc.           PIBI                PNA
(In thousands)                                                     Holding Co.         Holding Co.        Holding Co.
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                  $320                 $17              $1,673
Money market investments                                               23,187                 300               7,762
Investment securities available-for-sale, at market value             209,732              30,564              82,664
Investment securities held-to-maturity, at amortized cost
Trading account securities, at market value
Investment in subsidiaries                                          2,254,085             604,243             830,100
Loans held-for-sale, at lower of cost or market
------------------------------------------------------------------------------------------------------------------------
Loans                                                                 163,123                               2,636,162
 Less - Unearned income
        Allowance for loan losses
------------------------------------------------------------------------------------------------------------------------
                                                                      163,123                               2,636,162
------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                 11,395
Other real estate
Accrued income receivable                                                 309                                  13,691
Other assets                                                           21,841              35,137              15,065
Goodwill
Other intangible assets
------------------------------------------------------------------------------------------------------------------------
                                                                   $2,683,992            $670,261          $3,587,117
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing
      Interest bearing
------------------------------------------------------------------------------------------------------------------------

  Federal funds purchased and securities sold under
    agreements
    To repurchase                                                                                            $457,266
  Other short-term borrowings                                         $27,480              $8,743             492,467
  Notes payable                                                       169,970                               1,973,367
  Other liabilities                                                    42,530                 137              67,970
------------------------------------------------------------------------------------------------------------------------
                                                                      239,980               8,880           2,991,070
------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                  125,000
------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interest in Popular North America's
    Junior subordinated deferrable interest
    debentures guaranteed
    By the Corporation
------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock                                                         834,170               3,962                   2
 Surplus                                                              275,443             492,543             439,964
 Retained earnings                                                  1,246,098             148,806             150,184
 Treasury stock, at cost                                             (205,210)
 Accumulated other comprehensive income, net of tax                   168,511              16,070               5,897
------------------------------------------------------------------------------------------------------------------------
                                                                    2,319,012             661,381             596,047
------------------------------------------------------------------------------------------------------------------------
                                                                   $2,683,992            $670,261          $3,587,117
========================================================================================================================


                                                                      All other          Elimination      Popular, Inc.
(In thousands)                                                      Subsidiaries           Entries        Consolidated
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $640,788            ($68,516)           $574,282
Money market investments                                              1,307,174            (185,344)          1,153,079
Investment securities available-for-sale, at market value             9,316,293              14,095           9,653,348
Investment securities held-to-maturity, at amortized cost               793,325            (148,640)            644,685
Trading account securities, at market value                             473,402                                 473,402
Investment in subsidiaries                                              190,660          (3,879,088)
Loans held-for-sale, at lower of cost or market                         887,646             (17,039)            870,607
-----------------------------------------------------------------------------------------------------------------------
Loans                                                                20,136,439          (4,242,703)         18,693,021
 Less - Unearned income                                                 300,120                                 300,120
        Allowance for loan losses                                       354,282                                 354,282
-----------------------------------------------------------------------------------------------------------------------
                                                                     19,482,037          (4,242,703)         18,038,619
-----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                  434,766                                 446,161
Other real estate                                                        33,713                                  33,713
Accrued income receivable                                               201,697             (21,197)            194,500
Other assets                                                            473,075               1,270             546,388
Goodwill                                                                180,337                                 180,337
Other intangible assets                                                  34,005                                  34,005
-----------------------------------------------------------------------------------------------------------------------
                                                                    $34,448,918         ($8,547,162)        $32,843,126
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                                            $3,327,160            ($53,008)         $3,274,152
      Interest bearing                                               13,818,702             (34,998)         13,783,704
-----------------------------------------------------------------------------------------------------------------------
                                                                     17,145,862             (88,006)         17,057,856
  Federal funds purchased and securities sold under
    agreements
    To repurchase                                                     5,572,818            (142,345)          5,887,739
  Other short-term borrowings                                         2,430,499            (912,510)          2,046,679
  Notes payable                                                       5,960,307          (3,474,360)          4,629,284
  Other liabilities                                                     549,808             (27,969)            632,476
-----------------------------------------------------------------------------------------------------------------------
                                                                     31,659,294          (4,645,190)         30,254,034
-----------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                                                            125,000
-----------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interest in Popular North America's
    Junior subordinated deferrable interest
    debentures guaranteed
    By the Corporation                                                  144,000                                 144,000
-----------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                                110                 970               1,080
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock                                                            72,577             (76,541)            834,170
 Surplus                                                              1,335,498          (2,268,005)            275,443
 Retained earnings                                                    1,116,482          (1,415,472)          1,246,098
 Treasury stock, at cost                                                   (463)                463            (205,210)
 Accumulated other comprehensive income, net of tax                     121,420            (143,387)            168,511
-----------------------------------------------------------------------------------------------------------------------
                                                                      2,645,514          (3,902,942)          2,319,012
-----------------------------------------------------------------------------------------------------------------------
                                                                    $34,448,918         ($8,547,162)        $32,843,126
=======================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2001
(UNAUDITED)

                                                                           Popular, Inc.           PIBI                  PNA
(In thousands)                                                              Holding Co.         Holding Co.          Holding Co.
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $263                 $18                $252
Money market investments                                                        112,937                 302                 442
Investment securities available-for-sale, at market value                       166,193              20,781               6,473
Investment securities held-to-maturity, at amortized cost
Trading account securities, at market value
Investment in subsidiaries, at equity                                         2,129,890             559,658             772,220
Loans held-for-sale, at lower of cost or market value
----------------------------------------------------------------------------------------------------------------------------------
Loans                                                                           196,412                               2,537,021
 Less - Unearned income
        Allowance for loan losses
----------------------------------------------------------------------------------------------------------------------------------
                                                                                196,412                               2,537,021
----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                           12,006
Other real estate
Accrued income receivable                                                           323                   2              12,263
Other assets                                                                     20,795              32,010               9,994
Goodwill
Other intangible assets
----------------------------------------------------------------------------------------------------------------------------------
                                                                             $2,638,819            $612,771          $3,338,665
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing
       Interest bearing
----------------------------------------------------------------------------------------------------------------------------------

  Federal funds purchased and securities sold under
    Agreements to repurchase                                                                                           $421,618
  Other short-term borrowings                                                                        $4,272             536,443
  Notes payable                                                                $198,918                               1,780,452
  Other liabilities                                                              42,083                  72              48,959
----------------------------------------------------------------------------------------------------------------------------------
                                                                                241,001               4,344           2,787,472
----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                            125,000
----------------------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures guaranteed by the Corporation
----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                                                100,000
 Common stock                                                                   832,498               3,962                   2
 Surplus                                                                        268,544             492,494             439,964
 Retained earnings                                                            1,057,724             105,748             110,687
 Treasury stock - at cost                                                       (66,136)
 Accumulated other comprehensive income, net of  tax                             80,188               6,223                 540
----------------------------------------------------------------------------------------------------------------------------------
                                                                              2,272,818             608,427             551,193
----------------------------------------------------------------------------------------------------------------------------------

                                                                             $2,638,819            $612,771          $3,338,665
==================================================================================================================================


                                                                                 All other          Elimination       Popular, Inc.
(In thousands)                                                                 Subsidiaries           Entries          Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $659,094            ($53,485)           $606,142
Money market investments                                                         1,075,301            (365,192)            823,790
Investment securities available-for-sale, at market value                        9,101,954             (11,000)          9,284,401
Investment securities held-to-maturity, at amortized cost                          747,000            (154,640)            592,360
Trading account securities, at market value                                        271,106                (920)            270,186
Investment in subsidiaries, at equity                                              164,146          (3,625,914)
Loans held-for-sale, at lower of cost or market value                              957,403             (17,915)            939,488
-----------------------------------------------------------------------------------------------------------------------------------
Loans                                                                           18,870,993          (4,048,397)         17,556,029
 Less - Unearned income                                                            326,966                                 326,966
        Allowance for loan losses                                                  336,632                                 336,632
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                18,207,395          (4,048,397)         16,892,431
-----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                             393,699                                 405,705
Other real estate                                                                   31,533                                  31,533
Accrued income receivable                                                          196,277             (22,722)            186,143
Other assets                                                                       434,248                (192)            496,855
Goodwill                                                                           177,842                                 177,842
Other intangible assets                                                             37,800                                  37,800
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               $32,454,798         ($8,300,377)        $30,744,676
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                     $3,335,268            ($53,427)         $3,281,841
       Interest bearing                                                         13,099,160             (10,959)         13,088,201
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                16,434,428             (64,386)         16,370,042
  Federal funds purchased and securities sold under
    Agreements to repurchase                                                     5,561,883            (231,733)          5,751,768
  Other short-term borrowings                                                    2,663,575          (1,377,048)          1,827,242
  Notes payable                                                                  4,709,260          (2,953,499)          3,735,131
  Other liabilities                                                                450,637             (29,065)            512,686
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                29,819,783          (4,655,731)         28,196,869
-----------------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                                                                       125,000
-----------------------------------------------------------------------------------------------------------------------------------

  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures guaranteed
    by the Corporation                                                             150,000                (920)            149,080
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                         105                 804                 909
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                                                                                           100,000
 Common stock                                                                       72,575             (76,539)            832,498
 Surplus                                                                         1,334,918          (2,267,376)            268,544
 Retained earnings                                                               1,032,542          (1,248,977)          1,057,724
 Treasury stock - at cost                                                             (236)                236             (66,136)
 Accumulated other comprehensive income, net of  tax                                45,111             (51,874)             80,188
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 2,484,910          (3,644,530)          2,272,818
-----------------------------------------------------------------------------------------------------------------------------------

                                                                               $32,454,798         ($8,300,377)        $30,744,676
===================================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CONDITION
SEPTEMBER 30, 2001
(UNAUDITED)

                                                                  Popular, Inc.           PIBI                  PNA
(In thousands)                                                     Holding Co.         Holding Co.          Holding Co.
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                   $207                $131                $195
Money market investments                                                25,987                 302                 118
Investment securities available-for-sale, at market value              181,937              19,712               6,599
Investment securities held-to-maturity, at amortized cost
Trading account securities, at market value
Investment in subsidiaries, at equity                                2,292,822             559,247             763,414
Loans held-for-sale, at lower of cost or market
--------------------------------------------------------------------------------------------------------------------------
Loans                                                                  197,817                               2,494,883
 Less - Unearned income
        Allowance for loan losses
--------------------------------------------------------------------------------------------------------------------------
                                                                       197,817                               2,494,883
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment
Other real estate
Accrued income receivable                                                  285                   2              13,586
Other assets                                                            24,527              26,398               3,651
Goodwill
Other intangible assets
--------------------------------------------------------------------------------------------------------------------------
                                                                    $2,723,582            $605,792          $3,282,446
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing
       Interest bearing
--------------------------------------------------------------------------------------------------------------------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                                                                  $148,041
  Other short-term borrowings                                             $751              $4,365           1,639,400
  Notes payable                                                        250,493                                 917,530
  Other liabilities                                                     47,881                  54              26,905
--------------------------------------------------------------------------------------------------------------------------
                                                                       299,125               4,419           2,731,876
--------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                   125,000
--------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures
    guaranteed by the Corporation
--------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                                       100,000
 Common stock                                                          831,932               3,962                   2
 Surplus                                                               266,525             487,676             439,964
 Retained earnings                                                   1,011,473              99,459             105,112
 Treasury stock-at cost                                                (66,136)
 Accumulated other comprehensive income, net of tax                    155,663              10,276               5,492
--------------------------------------------------------------------------------------------------------------------------
                                                                     2,299,457             601,373             550,570
--------------------------------------------------------------------------------------------------------------------------
                                                                    $2,723,582            $605,792          $3,282,446
==========================================================================================================================


                                                                          All other          Elimination       Popular, Inc.
(In thousands)                                                          Subsidiaries           Entries          Consolidated
----------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                    $679,777            ($63,298)           $617,012
Money market investments                                                  1,172,876            (206,268)            993,015
Investment securities available-for-sale, at market value                 7,592,580              (2,800)          7,798,028
Investment securities held-to-maturity, at amortized cost                   395,403            (154,640)            240,763
Trading account securities, at market value                                 277,869                                 277,869
Investment in subsidiaries, at equity                                       154,849          (3,770,332)
Loans held-for-sale, at lower of cost or market                             910,615                                 910,615
----------------------------------------------------------------------------------------------------------------------------
Loans                                                                    18,328,989          (3,979,256)         17,042,433
 Less - Unearned income                                                     320,774                                 320,774
        Allowance for loan losses                                           326,630                                 326,630
----------------------------------------------------------------------------------------------------------------------------
                                                                         17,681,585          (3,979,256)         16,395,029
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                      390,324                                 390,324
Other real estate                                                            29,257                                  29,257
Accrued income receivable                                                   197,427             (21,441)            189,859
Other assets                                                                412,556                 164             467,296
Goodwill                                                                    180,943                                 180,943
Other intangible assets                                                      40,412                                  40,412
----------------------------------------------------------------------------------------------------------------------------
                                                                        $30,116,473         ($8,197,871)        $28,530,422
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                              $3,108,843            ($63,239)         $3,045,604
       Interest bearing                                                  12,974,309             (19,677)         12,954,632
----------------------------------------------------------------------------------------------------------------------------
                                                                         16,083,152             (82,916)         16,000,236
  Federal funds purchased and securities sold under
    agreements to repurchase                                              3,988,728            (158,570)          3,978,199
  Other short-term borrowings                                             2,712,352          (1,192,348)          3,164,520
  Notes payable                                                           4,113,966          (2,952,004)          2,329,985
  Other liabilities                                                         433,740             (26,463)            482,117
----------------------------------------------------------------------------------------------------------------------------
                                                                         27,331,938          (4,412,301)         25,955,057
----------------------------------------------------------------------------------------------------------------------------
  Subordinated notes                                                                                                125,000
----------------------------------------------------------------------------------------------------------------------------
  Preferred beneficial interests in Popular North America's
    Junior subordinated deferrable interest debentures
    guaranteed by the Corporation                                           150,000                                 150,000
----------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                  105                 803                 908
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Preferred stock                                                                                                    100,000
 Common stock                                                                72,575             (76,539)            831,932
 Surplus                                                                  1,333,919          (2,261,559)            266,525
 Retained earnings                                                        1,119,671          (1,324,242)          1,011,473
 Treasury stock-at cost                                                      (1,495)              1,495             (66,136)
 Accumulated other comprehensive income, net of tax                         109,760            (125,528)            155,663
----------------------------------------------------------------------------------------------------------------------------
                                                                          2,634,430          (3,786,373)          2,299,457
----------------------------------------------------------------------------------------------------------------------------
                                                                        $30,116,473         ($8,197,871)        $28,530,422
============================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                                Popular, Inc.        PIBI             PNA           All other
(In thousands)                                                   Holding Co.      Holding Co.     Holding Co.     Subsidiaries
--------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME:
Loans                                                               $2,748                           $40,059         $408,267
Money market investments                                                46               $2               24           18,410
Investment securities                                                  380                               296          107,570
Trading account securities                                                                                              3,770
--------------------------------------------------------------------------------------------------------------------------------
                                                                     3,174                2           40,379          538,017
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                                                              106,264
Short-term borrowings                                                  408               45            5,350           58,605
Long-term debt                                                       4,918                            33,971           75,123
--------------------------------------------------------------------------------------------------------------------------------
                                                                     5,326               45           39,321          239,992
--------------------------------------------------------------------------------------------------------------------------------
Net interest (loss) income                                          (2,152)             (43)           1,058          298,025
Provision for loan losses                                                                                              50,992
--------------------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses          (2,152)             (43)           1,058          247,033
Service charges on deposit accounts                                                                                    39,484
Other service fees                                                                                                     63,984
Gain on sale of securities                                                                                 2            1,699
Trading account profit                                                                                                  1,247
Derivatives losses                                                                                   (21,325)            (434)
Gain on sales of loans                                                                                                 17,196
Other operating income                                               7,760            1,138                             9,521
--------------------------------------------------------------------------------------------------------------------------------
                                                                     5,608            1,095          (20,265)         379,730
--------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                             23               74                            92,607
   Profit sharing                                                                                                       5,646
   Pension and other benefits                                                            14                            25,149
--------------------------------------------------------------------------------------------------------------------------------
                                                                        23               88                           123,402
Net occupancy expenses                                                                    3                            19,578
Equipment expenses                                                                                                     24,469
Other taxes                                                            290                                              8,825
Professional fees                                                      258                3               45           22,260
Communications                                                          10                                             13,897
Business promotion                                                                                                     15,588
Printing and supplies                                                                                                   4,754
Other operating expenses                                               168               18              133           18,255
Amortization of intangibles                                                                                             1,938
--------------------------------------------------------------------------------------------------------------------------------
                                                                       749              112              178          252,966
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax, minority interest and equity in
   earnings of subsidiaries                                          4,859              983          (20,443)         126,764
Income tax                                                                                            (7,170)          31,463
Net gain of minority interest                                                                                            (116)
--------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of subsidiaries                     4,859              983          (13,273)          95,185
Equity in earnings of subsidiaries                                  80,895            5,279           18,456            8,885
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $85,754           $6,262           $5,183         $104,070
================================================================================================================================



                                                                  Elimination    Popular, Inc.
(In thousands)                                                      Entries      Consolidated
----------------------------------------------------------------------------------------------

INTEREST INCOME:
Loans                                                               ($59,575)        $391,499
Money market investments                                             (10,766)           7,716
Investment securities                                                 (3,121)         105,125
Trading account securities                                                              3,770
----------------------------------------------------------------------------------------------
                                                                     (73,462)         508,110
----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                (201)         106,063
Short-term borrowings                                                (18,223)          46,185
Long-term debt                                                       (55,105)          58,907
----------------------------------------------------------------------------------------------
                                                                     (73,529)         211,155
----------------------------------------------------------------------------------------------
Net interest (loss) income                                                67          296,955
Provision for loan losses                                                              50,992
----------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses                67          245,963
Service charges on deposit accounts                                                    39,484
Other service fees                                                       (43)          63,941
Gain on sale of securities                                              (450)           1,251
Trading account profit                                                                  1,247
Derivatives losses                                                                    (21,759)
Gain on sales of loans                                                (2,236)          14,960
Other operating income                                                   (49)          18,370
----------------------------------------------------------------------------------------------
                                                                      (2,711)         363,457
----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                                            92,704
   Profit sharing                                                                       5,646
   Pension and other benefits                                                          25,163
----------------------------------------------------------------------------------------------
                                                                                      123,513
Net occupancy expenses                                                                 19,581
Equipment expenses                                                                     24,469
Other taxes                                                                             9,115
Professional fees                                                        (63)          22,503
Communications                                                                         13,907
Business promotion                                                                     15,588
Printing and supplies                                                                   4,754
Other operating expenses                                                 (85)          18,489
Amortization of intangibles                                                             1,938
----------------------------------------------------------------------------------------------
                                                                        (148)         253,857
----------------------------------------------------------------------------------------------
Income before income tax, minority interest and equity in
   earnings of subsidiaries                                           (2,563)         109,600
Income tax                                                              (563)          23,730
Net gain of minority interest                                                            (116)
----------------------------------------------------------------------------------------------
Income before equity in earnings of subsidiaries                      (2,000)          85,754
Equity in earnings of subsidiaries                                  (113,515)
----------------------------------------------------------------------------------------------
NET INCOME                                                         ($115,515)         $85,754
==============================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                                 Popular, Inc.          PIBI                PNA
(In thousands)                                                    Holding Co.        Holding Co.        Holding Co.
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                 $9,734                              $118,358
Money market investments                                                 218                 $8                 43
Investment securities                                                    858                                   673
Trading account securities
----------------------------------------------------------------------------------------------------------------------
                                                                      10,810                  8            119,074
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits
Short-term borrowings                                                  1,381                106             16,473
Long-term debt                                                        15,174                               101,329
----------------------------------------------------------------------------------------------------------------------
                                                                      16,555                106            117,802
----------------------------------------------------------------------------------------------------------------------
Net interest (loss) income                                            (5,745)               (98)             1,272
Provision for loan losses
----------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses            (5,745)               (98)             1,272
Service charges on deposit accounts
Other service fees
(Loss) gain on sale of securities                                     (1,078)                                    2
Trading account loss
Derivatives losses                                                                                         (20,611)
Gain on sales of loans
Other operating income                                                14,059              3,790                169
----------------------------------------------------------------------------------------------------------------------
                                                                       7,236              3,692            (19,168)
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                               23                229
   Profit sharing
   Pension and other benefits                                                                43
----------------------------------------------------------------------------------------------------------------------
                                                                          23                272
Net occupancy expenses                                                                       10
Equipment expenses
Other taxes                                                              780
Professional fees                                                        549                  9                140
Communications                                                            29
Business promotion
Printing and supplies
Other operating expenses                                                 276                 63                403
Amortization of intangibles
----------------------------------------------------------------------------------------------------------------------
                                                                       1,657                354                543
----------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax, minority interest and
equity in earnings of subsidiaries                                     5,579              3,338            (19,711)
Income tax                                                              (147)                               (6,551)
Net gain of minority interest
----------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of subsidiaries                5,726              3,338            (13,160)
Equity in earnings of subsidiaries                                   265,377             39,720             52,657
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $271,103            $43,058            $39,497
======================================================================================================================



                                                                   All other        Elimination       Popular, Inc.
(In thousands)                                                   Subsidiaries          Entries        Consolidated
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                              $1,193,870          ($178,075)        $1,143,887
Money market investments                                               55,167            (32,565)            22,871
Investment securities                                                 340,925             (9,643)           332,813
Trading account securities                                             10,522               (165)            10,357
--------------------------------------------------------------------------------------------------------------------
                                                                    1,600,484           (220,448)         1,509,928
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                              329,972               (623)           329,349
Short-term borrowings                                                 173,855            (55,913)           135,902
Long-term debt                                                        215,237           (164,111)           167,629
--------------------------------------------------------------------------------------------------------------------
                                                                      719,064           (220,647)           632,880
--------------------------------------------------------------------------------------------------------------------
Net interest (loss) income                                            881,420                199            877,048
Provision for loan losses                                             155,521                               155,521
--------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses            725,899                199            721,527
Service charges on deposit accounts                                   117,964                               117,964
Other service fees                                                    191,823               (157)           191,666
(Loss) gain on sale of securities                                      (1,148)              (450)            (2,674)
Trading account loss                                                     (212)                70               (142)
Derivatives losses                                                     (1,492)                              (22,103)
Gain on sales of loans                                                 51,369             (6,867)            44,502
Other operating income                                                 36,768             (1,109)            53,677
--------------------------------------------------------------------------------------------------------------------
                                                                    1,120,971             (8,314)         1,104,417
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                           271,759                               272,011
   Profit sharing                                                      15,954                                15,954
   Pension and other benefits                                          78,390                                78,433
--------------------------------------------------------------------------------------------------------------------
                                                                      366,103                               366,398
Net occupancy expenses                                                 58,649                                58,659
Equipment expenses                                                     73,610                                73,610
Other taxes                                                            27,168                                27,948
Professional fees                                                      59,239               (203)            59,734
Communications                                                         40,263                                40,292
Business promotion                                                     45,786                                45,786
Printing and supplies                                                  14,341                                14,341
Other operating expenses                                               52,559               (430)            52,871
Amortization of intangibles                                             7,037                                 7,037
--------------------------------------------------------------------------------------------------------------------
                                                                      744,755               (633)           746,676
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax, minority interest and
equity in earnings of subsidiaries                                    376,216             (7,681)           357,741
Income tax                                                             95,083             (1,913)            86,472
Net gain of minority interest                                            (166)                                 (166)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of subsidiaries               280,967             (5,768)           271,103
Equity in earnings of subsidiaries                                     24,306           (382,060)
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $305,273          ($387,828)          $271,103
=====================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                Popular, Inc.          PIBI            PNA
(In thousands)                                                   Holding Co.       Holding Co.     Holding Co.
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                               $3,751                           $40,362
Money market investments                                               227               $4              143
Investment securities                                                  264                1              189
Trading account securities
----------------------------------------------------------------------------------------------------------------
                                                                     4,242                5           40,694
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits
Short-term borrowings                                                  247               48           18,377
Long-term debt                                                       6,456                            20,098
----------------------------------------------------------------------------------------------------------------
                                                                     6,703               48           38,475
----------------------------------------------------------------------------------------------------------------
Net interest (loss) income                                          (2,461)             (43)           2,219
Provision for loan losses
----------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses          (2,461)             (43)           2,219
Service charges on deposit accounts
Other service fees
Gain on sale of securities
Trading account profit                                                                   27
Derivatives (losses) gains                                                                            (8,228)
Gain on sales of loans
Other operating income                                               4,434              609
----------------------------------------------------------------------------------------------------------------
                                                                     1,973              593           (6,009)
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                                              74
   Profit sharing
   Pension and other benefits                                                            13
----------------------------------------------------------------------------------------------------------------
                                                                                         87
Net occupancy expenses                                                                    3
Equipment expenses
Other taxes                                                            245
Professional fees                                                      181                3              247
Communications                                                          13
Business promotion
Printing and supplies
Other operating expenses                                                29               19              106
Amortization of intangibles
----------------------------------------------------------------------------------------------------------------
                                                                       468              112              353
----------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest
  and equity in earnings of subsidiaries                             1,505              481           (6,362)
Income tax                                                                                            (2,189)
Net loss of minority interest
----------------------------------------------------------------------------------------------------------------

Income (loss) before equity in earnings of subsidiaries              1,505              481           (4,173)
Equity in earnings of subsidiaries                                  75,711            5,105            9,292
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $77,216           $5,586           $5,119
================================================================================================================



                                                                  All other      Elimination    Popular, Inc.
(In thousands)                                                  Subsidiaries       Entries      Consolidated
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                              $411,020         ($62,332)        $392,801
Money market investments                                             20,861          (10,885)          10,350
Investment securities                                               112,896           (3,255)         110,095
Trading account securities                                            3,736                             3,736
--------------------------------------------------------------------------------------------------------------
                                                                    548,513          (76,472)         516,982
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                            131,170             (916)         130,254
Short-term borrowings                                                78,712          (24,720)          72,664
Long-term debt                                                       64,891          (50,801)          40,644
--------------------------------------------------------------------------------------------------------------
                                                                    274,773          (76,437)         243,562
--------------------------------------------------------------------------------------------------------------
Net interest (loss) income                                          273,740              (35)         273,420
Provision for loan losses                                            55,259                            55,259
--------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses          218,481              (35)         218,161
Service charges on deposit accounts                                  37,580              (43)          37,537
Other service fees                                                   61,254              (60)          61,194
Gain on sale of securities                                            1,249                             1,249
Trading account profit                                                  750                               777
Derivatives (losses) gains                                               88                            (8,140)
Gain on sales of loans                                               14,151           (3,083)          11,068
Other operating income                                               10,287             (105)          15,225
--------------------------------------------------------------------------------------------------------------
                                                                    343,840           (3,326)         337,071
--------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                          82,006                            82,080
   Profit sharing                                                     3,986                             3,986
   Pension and other benefits                                        21,529                            21,542
--------------------------------------------------------------------------------------------------------------
                                                                    107,521                           107,608
Net occupancy expenses                                               17,971                            17,974
Equipment expenses                                                   24,148                            24,148
Other taxes                                                           8,890                             9,135
Professional fees                                                    18,455              (88)          18,798
Communications                                                       12,168                            12,181
Business promotion                                                   13,414                            13,414
Printing and supplies                                                 4,269                             4,269
Other operating expenses                                             17,553             (182)          17,525
Amortization of intangibles                                           6,858                             6,858
--------------------------------------------------------------------------------------------------------------
                                                                    231,247             (270)         231,910
--------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest
  and equity in earnings of subsidiaries                            112,593           (3,056)         105,161
Income tax                                                           30,899             (758)          27,952
Net loss of minority interest                                             7                                 7
--------------------------------------------------------------------------------------------------------------

Income (loss) before equity in earnings of subsidiaries              81,701           (2,298)          77,216
Equity in earnings of subsidiaries                                    5,598          (95,706)
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $87,299         ($98,004)         $77,216
==============================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                 Popular, Inc.          PIBI                PNA
(In thousands)                                                    Holding Co.        Holding Co.        Holding Co.
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                $18,102             $1,069           $115,958
Money market investments                                                 690                 14                199
Investment securities                                                  1,148                  2                567
Trading account securities
-----------------------------------------------------------------------------------------------------------------------
                                                                      19,940              1,085            116,724
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits
Short-term borrowings                                                  1,117                198             51,591
Long-term debt                                                        25,442                                63,960
-----------------------------------------------------------------------------------------------------------------------
                                                                      26,559                198            115,551
-----------------------------------------------------------------------------------------------------------------------

Net interest (loss) income                                            (6,619)               887              1,173
Provision for loan losses
-----------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses            (6,619)               887              1,173
Service charges on deposit accounts
Other service fees
Loss on sale of securities                                                                  (50)
Trading account profit                                                                       26
Derivatives losses                                                                                          (6,711)
Gain on sales of loans
Other operating income                                                 9,835              1,018
-----------------------------------------------------------------------------------------------------------------------
                                                                       3,216              1,881             (5,538)
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                                                 217
   Profit sharing
   Pension and other benefits                                                                38
-----------------------------------------------------------------------------------------------------------------------
                                                                                            255
Net occupancy expenses                                                                        9
Equipment expenses
Other taxes                                                            1,149
Professional fees                                                      1,112                  6                357
Communications                                                            29
Business promotion
Printing and supplies
Other operating expenses                                                  77                 41                319
Amortization of intangibles
-----------------------------------------------------------------------------------------------------------------------
                                                                       2,367                311                676
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest,
  cumulative effect of accounting change and equity
  in earnings of subsidiaries                                            849              1,570             (6,214)
Income tax                                                            (1,386)                               (2,202)
Net loss of minority interest
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting
  change and equity in earnings of subsidiaries                        2,235              1,570             (4,012)
Cumulative effect of accounting change
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of subsidiaries                2,235              1,570             (4,012)
Equity in earnings of subsidiaries                                   226,749             14,313             18,691
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $228,984            $15,883            $14,679
=======================================================================================================================



                                                                      All other        Elimination      Popular, Inc.
(In thousands)                                                      Subsidiaries          entries        Consolidated
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                $1,215,341          ($172,263)        $1,178,207
Money market investments                                                 76,310            (38,531)            38,682
Investment securities                                                   370,436             (9,756)           362,397
Trading account securities                                               11,554                                11,554
----------------------------------------------------------------------------------------------------------------------
                                                                      1,673,641           (220,550)         1,590,840
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                396,000             (1,947)           394,053
Short-term borrowings                                                   307,979            (84,610)           276,275
Long-term debt                                                          170,341           (133,886)           125,857
----------------------------------------------------------------------------------------------------------------------
                                                                        874,320           (220,443)           796,185
----------------------------------------------------------------------------------------------------------------------

Net interest (loss) income                                              799,321               (107)           794,655
Provision for loan losses                                               154,755                               154,755
----------------------------------------------------------------------------------------------------------------------
Net interest (loss) income after provision for loan losses              644,566               (107)           639,900
Service charges on deposit accounts                                     108,547                (42)           108,505
Other service fees                                                      180,357               (120)           180,237
Loss on sale of securities                                                 (563)                                 (613)
Trading account profit                                                      123                                   149
Derivatives losses                                                         (408)                               (7,119)
Gain on sales of loans                                                   39,502             (7,577)            31,925
Other operating income                                                   33,551               (315)            44,089
----------------------------------------------------------------------------------------------------------------------
                                                                      1,005,675             (8,161)           997,073
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                             238,525                               238,742
   Profit sharing                                                        13,101                                13,101
   Pension and other benefits                                            67,364                                67,402
----------------------------------------------------------------------------------------------------------------------
                                                                        318,990                               319,245
Net occupancy expenses                                                   52,886                                52,895
Equipment expenses                                                       72,850                                72,850
Other taxes                                                              26,606                                27,755
Professional fees                                                        51,751               (205)            53,021
Communications                                                           36,124                                36,153
Business promotion                                                       37,118                                37,118
Printing and supplies                                                    13,078                                13,078
Other operating expenses                                                 53,675               (467)            53,645
Amortization of intangibles                                              20,594                                20,594
----------------------------------------------------------------------------------------------------------------------
                                                                        683,672               (672)           686,354
----------------------------------------------------------------------------------------------------------------------

Income (loss) before income tax, minority interest,
  cumulative effect of accounting change and equity
  in earnings of subsidiaries                                           322,003             (7,489)           310,719
Income tax                                                               87,880             (1,852)            82,440
Net loss of minority interest                                                19                                    19
----------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting
  change and equity in earnings of subsidiaries                         234,142             (5,637)           228,298
Cumulative effect of accounting change                                      686                                   686
----------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in earnings of subsidiaries                 234,828             (5,637)           228,984
Equity in earnings of subsidiaries                                       16,286           (276,039)
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $251,114          ($281,676)          $228,984
======================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

                                                                          Popular, Inc.             PIBI                 PNA
(In thousands)                                                              Holding Co.          Holding Co.         Holding Co.
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $271,103             $43,058             $39,497
----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
    Equity in undistributed earnings of subsidiaries                          (265,377)            (39,720)            (52,657)
    Depreciation and amortization of premises and equipment                        610
    Provision for loan losses
    Amortization of intangibles
    Stock options expense                                                          119
    Net loss (gain) on sales of investment securities                            1,078                                      (2)
    Net loss on derivatives                                                                                             20,611
    Net loss on disposition of premises and equipment
    Net gain on sales of loans, excluding loans held-for-sale
    Net amortization of premiums and accretion of discounts
       on investments
    Net decrease in loans held-for-sale
    Net amortization of deferred loan fees and costs
    Net increase in trading securities
    Net decrease (increase) in accrued income receivable                            14                   2              (1,428)
    Net increase in other assets                                                (3,031)             (3,127)             (5,528)
    Net increase (decrease) in interest payable                                    713                  35              (1,016)
    Net (decrease) increase in deferred and current taxes                         (179)                                    304
    Net increase in postretirement benefit obligation
    Net increase (decrease) in other liabilities                                   571                  30                (503)
----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                             (265,482)            (42,780)            (40,219)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              5,621                 278                (722)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in money market investments                         89,750                   1              (7,321)
    Purchases of investment securities held-to-maturity
    Maturities of investment securities held-to-maturity
    Purchases of investment securities available-for-sale                      (34,179)             (4,721)            (75,983)
    Maturities of investment securities
    Proceeds from sales of investment securities available-for-sale
    Net collections (disbursements) on loans                                    33,289                                 (99,141)
    Proceeds from sales of loans
    Acquisition of loan portfolios
    Capital contribution to subsidiary                                             (50)                (81)
    Assets acquired, net of cash
    Acquisition of premises and equipment
    Proceeds from sale of premises and equipment
    Dividends received from subsidiary                                         221,500
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            310,310              (4,801)           (182,445)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits
    Net increase in federal funds purchased and securities
      sold under agreements to repurchase                                                                               35,649
    Net increase (decrease) in other short-term borrowings                      27,480               4,472             (43,976)
    Net (payments of) proceeds from notes payable
      and capital securities                                                   (28,948)                                192,915
    Dividends paid to parent company
    Dividends paid                                                             (81,533)
    Proceeds from issuance of common stock                                       7,974
    Redemption of preferred stock                                             (102,000)
    Treasury stock acquired                                                   (138,847)
    Capital contribution from parent                                                                    50
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                           (315,874)              4,522             184,588
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                  57                  (1)              1,421
Cash and due from banks at beginning of period                                     263                  18                 252
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                          $320                 $17              $1,673
==================================================================================================================================



                                                                                 All other          Elimination     Consolidated
(In thousands)                                                                 Subsidiaries           Entries       Popular, Inc.
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $305,273           ($387,828)           $271,103
----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
       Provided by operating activities:
    Equity in undistributed earnings of subsidiaries                              (24,306)            382,060
    Depreciation and amortization of premises and equipment                        55,035                                  55,645
    Provision for loan losses                                                     155,521                                 155,521
    Amortization of intangibles                                                     7,037                                   7,037
    Stock options expense                                                             478                                     597
    Net loss (gain) on sales of investment securities                               1,148                 450               2,674
    Net loss on derivatives                                                         1,492                                  22,103
    Net loss on disposition of premises and equipment                                 547                                     547
    Net gain on sales of loans, excluding loans held-for-sale                      (6,284)                                 (6,284)
    Net amortization of premiums and accretion of discounts
       on investments                                                              10,580                                  10,580
    Net decrease in loans held-for-sale                                            69,756                (875)             68,881
    Net amortization of deferred loan fees and costs                               21,759                                  21,759
    Net increase in trading securities                                           (202,296)               (920)           (203,216)
    Net decrease (increase) in accrued income receivable                           (5,420)             (1,525)             (8,357)
    Net increase in other assets                                                   (2,287)             (1,505)            (15,478)
    Net increase (decrease) in interest payable                                    (2,161)                                 (2,429)
    Net (decrease) increase in deferred and current taxes                         (29,825)                921             (28,779)
    Net increase in postretirement benefit obligation                               2,562                                   2,562
    Net increase (decrease) in other liabilities                                  100,633                 569             101,300
----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                 153,969             379,175             184,663
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               459,242              (8,653)            455,766
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in money market investments                          (226,096)           (179,847)           (323,513)
    Purchases of investment securities held-to-maturity                       (18,206,606)                            (18,206,606)
    Maturities of investment securities held-to-maturity                       18,160,282              (6,000)         18,154,282
    Purchases of investment securities available-for-sale                      (4,785,724)                             (4,900,607)
    Maturities of investment securities                                         3,546,992             (25,200)          3,521,792
    Proceeds from sales of investment securities available-for-sale             1,112,116                               1,112,116
    Net disbursements on loans                                                 (1,020,926)            194,306            (892,472)
    Proceeds from sales of loans                                                  425,510                                 425,510
    Acquisition of loan portfolios                                               (913,579)                               (913,579)
    Capital contribution to subsidiary                                                                    131
    Assets acquired, net of cash                                                  (13,613)                                (13,613)
    Acquisition of premises and equipment                                        (103,924)                               (103,924)
    Proceeds from sale of premises and equipment                                    7,276                                   7,276
    Dividends received from subsidiary                                                               (221,500)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            (2,018,292)           (238,110)         (2,133,338)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                      739,484             (23,620)            715,864
    Net increase in federal funds purchased and securities
      sold under agreements to repurchase                                          10,936              89,386             135,971
    Net increase (decrease) in other short-term borrowings                       (233,077)            464,538             219,437
    Net (payments of) proceeds from notes payable
      and capital securities                                                    1,245,047            (519,941)            889,073
    Dividends paid to parent company                                             (221,500)            221,500
    Dividends paid                                                                                                        (81,533)
    Proceeds from issuance of common stock                                                                                  7,974
    Redemption of preferred stock                                                                                        (102,000)
    Treasury stock acquired                                                          (227)                               (139,074)
    Capital contribution from parent                                                   81                (131)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                             1,540,744             231,732           1,645,712
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                (18,306)            (15,031)            (31,860)
Cash and due from banks at beginning of period                                    659,094             (53,485)            606,142
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                         $640,788            ($68,516)           $574,282
==================================================================================================================================

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

                                                                               Popular, Inc.            PIBI              PNA
(In thousands)                                                                  Holding Co.         Holding Co.       Holding Co.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                     $228,984            $15,883            $14,679
----------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
    Equity in undistributed earnings of subsidiaries                             (226,749)           (14,313)           (18,691)
    Depreciation and amortization of premises and equipment
    Provision for loan losses
    Amortization of intangibles
    Loss on sale of investment securities available-for-sale                                              50
    Net loss on derivatives                                                                                               6,712
    Loss on disposition of premises and equipment
    Gain on sale of loans
    Net amortization of premiums and accretion of discounts
       on investments
    Net increase in loans held-for-sale
    Net amortization of deferred loan fees and costs
    Net increase in trading securities
    Net decrease (increase) in accrued income receivable                              828                588             (1,536)
    Net (increase) decrease in other assets                                        (2,544)           (25,503)             5,519
    Net decrease in interest payable                                              (11,013)              (213)           (17,038)
    Net (decrease) increase in deferred and current taxes                             (34)                                  733
    Net increase in postretirement benefit obligation
    Net increase (decrease) in other liabilities                                   16,628                 (8)            (5,001)
----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                (222,884)           (39,399)           (29,302)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 6,100            (23,516)           (14,623)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in money market investments                            (5,150)                25                (58)
    Purchases of investment securities held-to-maturity
    Maturities of investment securities held-to-maturity
    Purchases of investment securities available-for-sale                          (7,829)              (146)
    Maturities of investment securities available-for-sale                                                                   34
    Sales of investment securities available-for-sale
    Net collections (disbursements) on loans                                      345,956             22,500           (652,368)
    Proceeds from sale of loans
    Acquisition of loan portfolios
    Capital contribution to subsidiary                                             (1,998)                                  (32)
    Assets acquired, net of cash
    Return of investment from subsidiary                                                                 300
    Acquisition of premises and equipment
    Proceeds from sale of premises and equipment
    Dividends received from subsidiary                                             71,250
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               402,229             22,679           (652,424)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                                                                 79,341
    Net (decrease) increase in other short-term borrowings                       (376,962)            (1,050)           303,337
    Net proceeds of notes payable                                                  38,482                               284,276
    Dividends paid to parent company
    Dividends paid                                                                (77,041)
    Proceeds from issuance of common stock                                          7,116
    Treasury stock sold
    Return of investment to parent
    Capital contribution from parent                                                                   2,000
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                              (408,405)               950            666,954
----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                    (76)               113                (93)
Cash and due from banks at beginning of period                                        283                 18                288
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                             $207               $131               $195
==================================================================================================================================


                                                                                    All other       Elimination       Consolidated
(In thousands)                                                                    Subsidiaries        Entries         Popular, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $251,114          ($281,676)          $228,984
------------------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
    Equity in undistributed earnings of subsidiaries                                  (16,286)           276,039
    Depreciation and amortization of premises and equipment                            56,960                                56,960
    Provision for loan losses                                                         154,755                               154,755
    Amortization of intangibles                                                        20,594                                20,594
    Loss on sale of investment securities available-for-sale                              563                                   613
    Net loss on derivatives                                                               407                                 7,119
    Loss on disposition of premises and equipment                                         351                                   351
    Gain on sale of loans                                                                (860)                                 (860)
    Net amortization of premiums and accretion of discounts
       on investments                                                                   1,975                                 1,975
    Net increase in loans held-for-sale                                               (86,714)                              (86,714)
    Net amortization of deferred loan fees and costs                                   15,622                                15,622
    Net increase in trading securities                                               (124,796)                             (124,796)
    Net decrease (increase) in accrued income receivable                               12,525                272             12,677
    Net (increase) decrease in other assets                                            36,117             (1,932)            11,657
    Net decrease in interest payable                                                  (45,120)                              (73,384)
    Net (decrease) increase in deferred and current taxes                               5,999             (1,442)             5,256
    Net increase in postretirement benefit obligation                                   3,012                                 3,012
    Net increase (decrease) in other liabilities                                         (287)            (4,370)             6,962
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                      34,817            268,567             11,799
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   285,931            (13,109)           240,783
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in money market investments                               771,489           (690,703)            75,603
    Purchases of investment securities held-to-maturity                             4,515,716)                           (4,515,716)
    Maturities of investment securities held-to-maturity                            4,622,152                             4,622,152
    Purchases of investment securities available-for-sale                          (3,295,726)                           (3,303,701)
    Maturities of investment securities available-for-sale                          3,668,545              2,426          3,671,005
    Sales of investment securities available-for-sale                                 732,131                               732,131
    Net collections (disbursements) on loans                                       (2,529,022)         1,400,949         (1,411,985)
    Proceeds from sale of loans                                                       404,760                               404,760
    Acquisition of loan portfolios                                                   (660,829)                             (660,829)
    Capital contribution to subsidiary                                                                     2,030
    Assets acquired, net of cash                                                         (123)                                 (123)
    Return of investment from subsidiary                                                                    (300)
    Acquisition of premises and equipment                                             (45,044)                              (45,044)
    Proceeds from sale of premises and equipment                                        3,180                                 3,180
    Dividends received from subsidiary                                                                   (71,250)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  (844,203)           643,152           (428,567)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in deposits                                                        1,122,091             64,036          1,186,127
    Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase                           (1,044,389)           (20,868)          (985,916)
    Net (decrease) increase in other short-term borrowings                         (1,707,128)           577,111         (1,204,692)
    Net proceeds of notes payable                                                   2,116,244         (1,285,928)         1,153,074
    Dividends paid to parent company                                                  (71,250)            71,250
    Dividends paid                                                                                                          (77,041)
    Proceeds from issuance of common stock                                                                                    7,116
    Treasury stock sold                                                                    77                                    77
    Return of investment to parent                                                       (300)               300
    Capital contribution from parent                                                       32             (2,032)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   415,377           (596,131)            78,745
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                   (142,895)            33,912           (109,039)
Cash and due from banks at beginning of period                                        822,672            (97,210)           726,051
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                             $679,777           ($63,298)          $617,012
====================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TABLE A
FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------------------------------
                                                    AT SEPTEMBER 30,                            AVERAGE FOR THE NINE MONTHS
                                      ---------------------------------------------------------------------------------------------
BALANCE SHEET HIGHLIGHTS                 2002             2001            Change          2002            2001           Change
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Money market investments               $1,153,079        $993,015        $160,064        $876,401        $940,107        ($63,706)
Investment and trading securities      10,771,435       8,316,660       2,454,775      10,243,457       8,310,532       1,932,925
Loans                                  19,263,508      17,632,274       1,631,234      18,517,164      16,800,193       1,716,971
Total assets                           32,843,126      28,530,422       4,312,704      31,234,800      27,594,246       3,640,554
Deposits                               17,057,856      16,000,236       1,057,620      16,859,835      15,316,240       1,543,595
Borrowings                             12,832,702       9,747,704       3,084,998      11,768,240       9,732,654       2,035,586
Stockholders' equity                    2,319,012       2,299,457          19,555       2,135,096       2,072,049          63,047

-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 THIRD QUARTER                          NINE MONTHS
                                                      -----------------------------------------------------------------------------
OPERATING HIGHLIGHTS                                     2002         2001        Change         2002        2001        Change
(In thousands, except per share information)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $296,955     $273,420      $23,535      $877,048     $794,655      $82,393
Provision for loan losses                                50,992       55,259       (4,267)      155,521      154,755          766
Fees and other income                                   117,494      118,910       (1,416)      382,890      357,173       25,717
Other expenses, net of minority interest                277,703      259,855       17,848       833,314      768,775       64,539
Cumulative effect of accounting change, net of tax            -            -            -             -          686         (686)
Net income                                              $85,754      $77,216       $8,538      $271,103     $228,984      $42,119
Net income applicable to common stock                   $85,754      $75,129      $10,625      $268,593     $222,722      $45,871
Earnings per common share                                 $0.65        $0.55        $0.10         $2.00        $1.63        $0.37

-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                          THIRD QUARTER                  NINE MONTHS
                                                                    ----------------------------------------------------
SELECTED STATISTICAL INFORMATION                                      2002        2001               2002        2001
------------------------------------------------------------------------------------------------------------------------

COMMON STOCK DATA - Market price
                    High                                             $35.85      $36.26             $35.85      $36.26
                    Low                                               30.11       27.42              27.50       25.25
                    End                                               31.60       31.20              31.60       31.20
                    Book value at period end                          17.52       16.14              17.52       16.14
                    Dividends declared                                 0.20        0.20               0.60        0.56
                    Dividend payout ratio                             30.85%      36.26%             30.10%      31.78%
                    Price/earnings ratio                              12.44X      14.38x             12.44X      14.38x

------------------------------------------------------------------------------------------------------------------------
PROFITABILITY RATIOS - Return on assets                                1.07%       1.10%              1.16%       1.11%
                       Return on common equity                        16.03       14.71              16.92       15.10
                       Net interest spread (taxable equivalent)        3.81        3.79               3.81        3.63
                       Net interest yield (taxable equivalent)         4.26        4.47               4.29        4.37
                       Effective tax rate                             21.65       26.58              24.17       26.53
                       Overhead ratio                                 45.92       41.33              41.48       41.42
                       Efficiency ratio                               58.60       58.20              58.30       59.20
------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION RATIOS - Equity to assets                               6.66%       7.63%              6.84%       7.51%
                        Tangible equity to assets                      6.03        6.87               6.19        6.72
                        Equity to loans                               11.14       12.22              11.53       12.33
                        Internal capital generation                   11.18        9.01              11.80        9.42
                        Tier I capital to risk - adjusted assets       9.93       10.70               9.93       10.70
                        Total capital to risk - adjusted assets       11.70       12.68              11.70       12.68
                        Leverage ratio                                 6.36        6.91               6.36        6.91
------------------------------------------------------------------------------------------------------------------------

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

        Broker / Dealer - Popular Securities, Inc.

        Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

        Retail Financial Services - Popular Cash Express, Inc.

        Insurance Agency- Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc. and Popular Insurance V.I., Inc.


CRITICAL ACCOUNTING POLICIES

The Corporation has identified as critical accounting policies those related to the allowance for loan losses and investment securities. These accounting policies involve subjective or complex judgments associated with estimates about the effect of matters that are inherently uncertain. For a summary of the Corporation's critical accounting policies, refer to that particular section in the Management's Discussion and Analysis included in Popular, Inc.'s 2001 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation's significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q.


NET INCOME

The Corporation reported net income of $85.8 million for the third quarter of 2002, compared with $77.2 million for the same quarter of 2001, an increase of $8.6 million, or 11%. Earnings per common share (EPS), basic and diluted, for the quarter ended September 30, 2002, were $0.65, compared with $0.55 for the same period in 2001, representing an increase of 18%. The EPS was positively impacted by the repurchase of 4.3 million shares of the Corporation's common stock in May 2002 and the redemption of $100 million of its preferred stock in January 2002. Refer to Note 12 to the consolidated financial statements for a detail of the average shares used in the computation of basic and diluted EPS. Return on assets (ROA) and return on common equity (ROE) for the third quarter of 2002 were 1.07% and 16.03%, respectively, compared with 1.10% and 14.71% for the same period in 2001.

Results of operations for the quarter ended September 30, 2002, reflected an increase of $23.5 million in net interest income and $12.2 million in non-interest income, excluding derivatives losses, compared with the same quarter in the previous year. The provision for loan losses and income taxes decreased by $4.3 million each. These favorable variances were partially offset by rises of $21.9 million in operating expenses and $13.6 million in derivatives losses.

For the first nine months of 2002, the Corporation's net income rose to $271.1 million, compared with $229.0 million for the same period in 2001. EPS, basic and diluted, for the first nine months of 2002 and 2001 were $2.00 and $1.63, respectively. ROA and ROE for the nine months ended September 30, 2002 were 1.16% and 16.92%, respectively. For the same period of 2001, these ratios were 1.11% and 15.10%.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 2002 rose to $297.0 million, an increase of $23.5 million, or 9%, over the third quarter of 2001. On a taxable equivalent basis, net interest income increased to $321.8 million from $294.2 million in the same quarter of 2001.

The improvement of $27.6 million in net interest income on a taxable equivalent basis from the third quarter of 2001 resulted from a $23.4 million increase due to a higher volume of earning assets and a $4.2 million increase due to a higher net interest spread.

Table B presents the different components of the Corporation's net interest income for the third quarter of 2002, as compared with the same quarter in 2001 segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and the Puerto Rico Commonwealth and its agencies, generate interest, which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS

QUARTER ENDED SEPTEMBER 30,
                                                                                                                   VARIANCE
      AVERAGE VOLUME            AVERAGE YIELDS                                              INTEREST            ATTRIBUTABLE TO
  2002     2001   VARIANCE   2002   2001  VARIANCE                                  2002      2001   VARIANCE    RATE    VOLUME
----------------------------------------------------                              -----------------------------------------------
       ($ IN MILLIONS)                                                                             (IN THOUSANDS)

     $877    $920     ($43)  3.49%  4.46%   (0.97%)  Money market investments        $7,716  $10,351  ($2,635) ($2,074)   ($561)
    9,985   7,729     2,256   5.11   6.67    (1.56)  Investment securities          127,697  128,898   (1,201) (32,987)   31,786
      343     274        69   4.49   5.53    (1.04)  Trading securities               3,885    3,824        61    (803)      864
----------------------------------------------------                              -----------------------------------------------
   11,205   8,923     2,282   4.97   6.40    (1.43)                                 139,298  143,073   (3,775) (35,864)   32,089
----------------------------------------------------                              -----------------------------------------------
                                                     Loans:
    7,784   7,547       237   6.71   7.84    (1.13)   Commercial and construction   131,671  149,182  (17,511) (22,066)    4,555
      888     846        42  11.08  11.82    (0.74)   Leasing                        24,599   24,994     (395)  (1,614)    1,219
    7,222   5,790     1,432   7.78   8.04    (0.26)   Mortgage                      140,525  116,388    24,137  (3,834)   27,971
    3,150   3,215      (65)  12.26  12.90    (0.64)   Consumer                       96,909  104,095   (7,186)  (3,772)  (3,414)
----------------------------------------------------                              -----------------------------------------------
   19,044  17,398     1,646   8.24   9.04    (0.80)                                 393,704  394,659     (955) (31,286)   30,331
----------------------------------------------------                              -----------------------------------------------
  $30,249 $26,321    $3,928  7.03%  8.14%   (1.11%)  TOTAL EARNING ASSETS          $533,002 $537,732  ($4,730) ($67,150) $62,420
====================================================                              ===============================================
                                                     Interest-bearing deposits:
   $2,472  $2,096      $376  2.07%  3.03%   (0.96%)   NOW and money market          $12,871  $16,004  ($3,133) ($5,488)   $2,355
    4,857   4,182       675   2.13   2.78    (0.65)   Savings                        26,062   29,308   (3,246)  (7,444)    4,198
    6,444   6,478      (34)   4.13   5.20    (1.07)   Time deposits                  67,130   84,942  (17,812) (18,020)      208
----------------------------------------------------                              -----------------------------------------------
   13,773  12,756     1,017   3.06   4.05    (0.99)                                 106,063  130,254  (24,191) (30,952)    6,761
----------------------------------------------------                              -----------------------------------------------
    7,626   6,941       685   2.40   4.15    (1.75)  Short-term borrowings           46,185   72,664  (26,479) (31,005)    4,526
    4,655   2,508     2,147   5.02   6.44    (1.42)  Medium and long-term debt       58,907   40,644    18,263  (9,405)   27,668
----------------------------------------------------                              -----------------------------------------------
                                                     TOTAL INTEREST-BEARING
   26,054  22,205     3,849   3.22   4.35    (1.13)   LIABILITIES                   211,155  243,562  (32,407) (71,362)   38,955
    3,189   3,048       141                          Demand deposits
    1,006   1,068      (62)                          Other sources of funds
----------------------------------------------------                              -----------------------------------------------
  $30,249 $26,321    $3,928  2.77%  3.67%   (0.90%)
====================================================
                             4.26%  4.47%   (0.21%)  NET INTEREST MARGIN AND
                            ========================
                                                     NET INTEREST INCOME ON A
                                                      TAXABLE EQUIVALENT BASIS      321,847  294,170    27,677   $4,212  $23,465
                                                                                                               ==================
                             3.81%  3.79%     0.02%  NET INTEREST SPREAD
                            ========================
                                                    TAXABLE EQUIVALENT ADJUSTMENT    24,892   20,750     4,142
                                                                                  -----------------------------
                                                    NET INTEREST INCOME            $296,955 $273,420   $23,535
                                                                                  =============================


Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
---------------------------------------------------------------------------------------------------------------------------------

Comparing the results of the third quarter of 2002 with the same period in 2001, earning assets increased in average by $3.9 billion, or 15%. The average loan portfolio grew by $1.6 billion, or 9%. Mortgage loans increased in average by $1.4 billion, while the commercial loan portfolio increased by $237 million. The interest rate environment has stimulated mortgage originations and the refinancing through mortgage loans. On the other hand, consumer loans decreased in average by $65 million mainly related to lower demand for personal loans and to the shifting of consumer credit to mortgage credit. The average volume of consumer loans was also reduced by the sale of approximately $20 million in ending balances of small loans by Popular Finance in the second quarter of 2002 as a result of the sale of 15 branches. Investment securities also rose in average by $2.3 billion, or 29%, mostly in collateralized mortgage obligations and U.S. Agency securities.

The average yield on earning assets, on a taxable equivalent basis, declined 111 basis points from 8.14% in the third quarter of 2001 to 7.03% during the third quarter of 2002. The average yield on the investment portfolio decreased by 156 basis points, due to the growth of the portfolio, and to the maturities of securities with higher yields that were replaced, during a lower interest rate scenario. The average yield on the loan portfolio decreased by 80 basis points. Commercial and construction loans, which yield declined by 113 basis points, had the major impact, due to their repricing characteristics and to the origination of new loans in a lower rate environment. As of September 30, 2002, approximately 53% of the commercial and construction portfolios had floating or adjustable rates.

A mix of funding sources supported the increase in the volume of earning assets. Interest-bearing liabilities for the third quarter of 2002, increased in average by $3.8 billion, or 17%, compared with the same quarter in 2001. The average of interest-bearing deposits increased by $1.0 billion, or 8%, while average borrowings rose by $2.8 billion, or 30%. NOW and money market accounts and savings deposits increased in average by $376 million and $675 million, respectively, while time deposits experienced a slight decrease of $34 million. Within the latter category, brokered deposits decreased by $7 million.

Average short-term borrowings, comprised mostly of Fed funds, repurchase agreements and commercial paper, increased by $685 million or 10% in the third quarter of 2002, compared with the same quarter last year, while longer-term borrowings increased by $2.1 billion or 86%. The increase in long-term debt, which is debt with an original maturity of more than one year, was principally due to the issuance of medium term notes and secured borrowings arising in securitization transactions. The shift in the composition of debt primarily results from the extension of the duration of the Corporation's borrowings to reduce future interest rate risk, as well as decrease the volume of short-term debt.

The average cost of interest-bearing liabilities decreased 113 basis points when compared with the same quarter of 2001. The decline is mostly attributed to a lower cost of short-term borrowed money by 175 basis points and to the lower cost of interest-bearing deposits by 99 basis points. The latter resulted from interest adjustments in deposits rates coupled with the prevailing lower interest rate scenario.

The Corporation's net interest margin, on a taxable equivalent basis, for the third quarter of 2002 decreased 21 basis points to 4.26%, compared with 4.47% in the same quarter of 2001. The decrease resulted mostly from the higher level of arbitrage activities, on which the Corporation earns a lower margin, and the impact of the declining interest rate scenario during the second half of 2001, on commercial loans with floating rates and on the investment portfolio. This was partially offset by a decline in the cost of borrowed money and adjustments in deposit rates, as explained above. In addition, the redemption and repurchase of capital stock since December 31, 2001, also had an impact on the net interest margin, since these funds do not carry an interest cost. Notwithstanding the above, the Corporation's spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, improved slightly by 2 basis points.

For the nine-month period ended September 30, 2002, net interest income, on a taxable equivalent basis, rose $96.3 million, or 11%, compared with the same period of 2001. The improvement resulted from a $62.2 million increase due to a higher average volume of earning assets and a $34.1 million increase due to a higher net interest spread.

As shown in Table C, average earning assets increased by $3.6 billion for the nine-month period ended September 30, 2002, compared with the same period of 2001, mainly related to mortgage loans and investment securities. These increases were funded by higher interest-bearing liabilities, which increased in average by $3.4 billion, and demand deposits, which rose in average by $181 million.

The net interest margin, on a taxable equivalent basis, for the nine-month period ended September 30, 2002 decreased to 4.29%, from 4.37% in the same period the previous year.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS

NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                                      VARIANCE
       AVERAGE VOLUME            AVERAGE YIELDS                                              INTEREST             ATTRIBUTABLE TO
  2002      2001   VARIANCE   2002  2001  VARIANCE                                   2002       2001    VARIANCE   RATE     VOLUME
----------------------------------------------------                              --------------------------------------------------
        ($ IN MILLIONS)                                                                              (IN THOUSANDS)
     $877     $940     ($63)  3.49%  5.50%  (2.01%)  Money market investments        $22,871    $38,682 ($15,811) ($12,968) ($2,843)
    9,918    8,056     1,862   5.39   6.91   (1.52)  Investment securities           400,747    417,431  (16,684)  (95,876)   79,192
      325      255        70   4.40   6.18   (1.78)  Trading securities               10,708     11,770   (1,062)   (3,869)    2,807
----------------------------------------------------                              --------------------------------------------------
   11,120    9,251     1,869   5.21   6.75   (1.54)                                  434,326    467,883  (33,557) (112,713)   79,156
----------------------------------------------------                              --------------------------------------------------
                                                     Loans:
    7,673    7,430       243   6.74   8.45   (1.71)   Commercial and construction    386,802    469,392  (82,590)  (97,514)   14,924
      873      840        33  11.21  11.68   (0.47)   Leasing                         73,370     73,565     (195)   (2,988)    2,793
    6,853    5,279     1,574   7.78   8.21   (0.43)   Mortgage                       400,093    324,900    75,193  (17,406)   92,599
    3,118    3,251     (133)  12.41  12.97   (0.56)   Consumer                       289,854    315,691  (25,837)  (11,162) (14,675)
----------------------------------------------------                              --------------------------------------------------
   18,517   16,800     1,717   8.29   9.41   (1.12)                                1,150,119  1,183,548  (33,429) (129,070)   95,641
----------------------------------------------------                              --------------------------------------------------
  $29,637  $26,051    $3,586  7.14%  8.46%  (1.32%)  TOTAL EARNING ASSETS         $1,584,445 $1,651,431 ($66,986)($241,783) $174,797
====================================================                              ==================================================
                                                     Interest-bearing deposits:
   $2,521   $2,025      $496  2.24%  3.25%  (1.01%)   NOW and money market           $42,304    $49,203  ($6,899) ($16,585)   $9,686
    4,685    4,135       550   2.36   2.82   (0.46)   Savings                         82,563     87,322   (4,759)  (15,315)   10,556
    6,445    6,128       317   4.24   5.62   (1.38)   Time deposits                  204,482    257,528  (53,046)  (66,728)   13,682
----------------------------------------------------                              --------------------------------------------------
   13,651   12,288     1,363   3.23   4.29   (1.06)                                  329,349    394,053  (64,704)  (98,628)   33,924
----------------------------------------------------                              --------------------------------------------------
    7,428    7,234       194   2.45   5.11   (2.66)  Short-term borrowings           135,902    276,275 (140,373) (145,464)    5,091
    4,340    2,499     1,841   5.16   6.73   (1.57)  Medium and long-term debt       167,629    125,857    41,772  (31,833)   73,605
----------------------------------------------------                              --------------------------------------------------
                                                     TOTAL INTEREST-BEARING
   25,419   22,021     3,398   3.33   4.83   (1.50)   LIABILITIES                    632,880    796,185 (163,305) (275,925)  112,620
    3,209    3,028       181                         Demand deposits
    1,009    1,002         7                         Other sources of funds
----------------------------------------------------                              --------------------------------------------------
  $29,637  $26,051    $3,586  2.85%  4.09%  (1.24%)
====================================================
                              4.29%  4.37%  (0.08%)  NET INTEREST MARGIN AND
                             =======================
                                                     NET INTEREST INCOME ON A
                                                      TAXABLE EQUIVALENT BASIS       951,565    855,246    96,319   $34,142  $62,177
                                                                                                                 ===================
                              3.81% 3.63%     0.18%  NET INTEREST SPREAD
                             =======================
                                                    TAXABLE EQUIVALENT ADJUSTMENT     74,517     60,591    13,926
                                                                                  -------------------------------
                                                    NET INTEREST INCOME             $877,048   $794,655   $82,393
                                                                                  ===============================


Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.
------------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES

The provision for loan losses is a charge to earnings to maintain the reserve for loan losses at a level consistent with management's assessment of probable loss in the loan portfolio taking into consideration current risk management strategies, economic conditions, portfolio composition and market trends, among other factors. The provision for loan losses totaled $51.0 million for the third quarter of 2002, a decrease of $4.3 million, compared with $55.3 million for the same period in 2001 and represented 115% and 131% of net charge-offs as of each respective date. The decline in the amount of provision is influenced by the composition of the Corporation's loan portfolio, as its growth has been mostly in the mortgage loan portfolio, which historically has represented a lower-risk portfolio coupled with the continuous decrease in the consumer portfolio. Mortgage loans, which increased by $1.4 billion, or 22%, from September 30, 2001, comprised 38% of the total loan portfolio at September 30, 2002, compared with 34% at the same date in the previous year. Refer to table G for a breakdown of the Corporation's loan portfolio by major categories. The decline in the provision was also influenced by lower non-performing commercial loans. Refer to Table E for a summary of non-performing assets by loan categories. For the nine-month period ended September 30, 2002, the provision for loan losses amounted to $155.5 million, compared with $154.8 million for the same period in 2001, and represented 111% and 129% of net charge-offs, respectively.

Table D summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine months ended September 30, 2002 and 2001.

TABLE D
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                                 THIRD QUARTER                      NINE MONTHS
(Dollars in thousands)                                       2002             2001              2002           2001
----------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                              $347,230       $313,337          $336,632        $290,653
Allowance Purchased                                              429            259             1,956           1,263
Provision for loan losses                                     50,992         55,259           155,521         154,755
----------------------------------------------------------------------------------------------------------------------
                                                             398,651        368,855           494,109         446,671
----------------------------------------------------------------------------------------------------------------------
Losses charged to the allowance:
   Commercial                                                 23,586         20,213            68,772          54,207
   Construction                                                  511              4             3,833           2,623
   Lease financing                                             5,973         12,685            25,989          32,565
   Mortgage                                                    3,526          2,286             9,731           5,873
   Consumer                                                   26,415         24,596            78,479          75,268
----------------------------------------------------------------------------------------------------------------------
                                                              60,011         59,784           186,804         170,536
----------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial                                                  4,863          4,241            13,073          12,019
   Construction                                                  827              0             1,069               0
   Lease financing                                             3,721          7,040            14,077          19,774
   Mortgage                                                      108            242               542             440
   Consumer                                                    6,123          6,036            18,216          18,262
----------------------------------------------------------------------------------------------------------------------
                                                              15,642         17,559            46,977          50,495
----------------------------------------------------------------------------------------------------------------------

Net loans charged-off (recovered):
   Commercial                                                 18,723         15,972            55,699          42,188
   Construction                                                (316)              4             2,764           2,623
   Lease financing                                             2,252          5,645            11,912          12,791
   Mortgage                                                    3,418          2,044             9,189           5,433
   Consumer                                                   20,292         18,560            60,263          57,006
----------------------------------------------------------------------------------------------------------------------
                                                              44,369         42,225           139,827         120,041
----------------------------------------------------------------------------------------------------------------------

Balance at end of period                                    $354,282       $326,630          $354,282        $326,630
======================================================================================================================

Ratios:
   Allowance for losses to loans                               1.84%          1.85%             1.84%           1.85%
   Allowance to non-performing assets                          67.24          74.88             67.24           74.88
   Allowance to non-performing loans                           71.84          80.27             71.84           80.27
   Non-performing assets to loans                               2.74           2.47              2.74            2.47
   Non-performing assets to total assets                        1.60           1.53              1.60            1.53
   Net charge-offs to average loans                             0.93           0.97              1.01            0.95
   Provision to net charge-offs                                 1.15X          1.31x             1.11X           1.29x
   Net charge-offs earnings coverage                            3.62           3.80              3.67            3.88

Net charge-offs for the quarter ended September 30, 2002 were $44.4 million or 0.93% of average loans compared with $42.2 million or 0.97% for the third quarter of 2001. For the nine months ended September 30, 2002, net charge-offs were $139.8 million or 1.01% of average loans, compared with $120.0 million or 0.95% for the same period in 2001.

Mortgage loans net charge-offs amounted to $3.4 million for the quarter ended September 30, 2002, compared with $2.0 million for the same period in the previous year, an increase of $1.4 million or 67%. Mortgage loans net charge-offs represented 0.19% of average mortgage loans for the third quarter of 2002, compared with 0.14% for the quarter ended September 30, 2001. These net charge-offs amounted to $9.2 million for the nine-month period ended September 30, 2002, compared with $5.4 million for the same period in the previous year, an increase of $3.8 million or 69%. As a percentage of average mortgage loans, net charge-offs were 0.18% for the first nine months of 2002, compared with 0.14% for the same period of 2001. The rise in mortgage loans net charge-offs was partly as a result of the growth in the portfolio and the impact of the current economic conditions in the U.S. markets, mainly in the U.S. mainland, where the Corporation has experienced its greatest growth in mortgage loans. Equity One contributed a slightly higher level of net losses to the mortgage portfolio at 27 basis points (as a percent of Equity One's average mortgage loans) for the nine months ended September 30, 2002, compared with 24 basis points for the comparable period in 2001. This level of losses reflects the different credit quality composition of Equity One's portfolio.

Commercial and construction loans net charge-offs amounted to $18.4 million in the third quarter of 2002, compared with $16.0 million for the same period last year. As a percentage of average commercial and construction loans, these net credit losses were 0.95% for the quarter ended September 30, 2002 and 0.85% for the third quarter of 2001. The quarter ended September 30, 2002 included a $5 million charge-off of a commercial loan in the U.S. operations. This loss resulted from a fraud, which affected various lenders. Commercial and construction loans net charge-offs amounted to $58.5 million for the nine-month period ended September 30, 2002, compared with $44.8 million for the same period last year, an increase of $13.7 million or 30%. As a percentage of average commercial and construction loans, these net credit losses rose from 0.80% for the first nine months of 2001, to 1.02% for the same period of 2002. This rise in commercial loans net charge-offs was mostly related to charge-offs of commercial loans, including a $3.7 million charge-off on a particular loan pertaining to Kmart, sold at a discount during the first quarter of 2002, and a $7 million charge-off during the second quarter of 2002 pertaining to a commercial client in Puerto Rico that filed for bankruptcy, and the $5 million charge-off in the U.S. operations explained above.

Consumer loans net charge-offs for the quarters ended September 30, 2002 and 2001 totaled $20.3 million and $18.6 million, respectively, an increase of $1.7 million or 9%. These net charge-offs represented 2.58% of average consumer loans for the quarter ended September 30, 2002, compared with 2.31% for the same quarter last year. Consumer loans net charge-offs for the nine-month period increased by $3.3 million, from $57.0 million in the period ended September 30, 2001 to $60.3 million in 2002. These net charge-offs represented 2.58% of average consumer loans for the nine months ended September 30, 2002, compared with 2.34% for the same period in the previous year. In general terms, the higher charge-offs among consumer loans were a result of the slower economy since 2001, and were mostly related to the credit card portfolio.

The aforementioned rises in mortgage, commercial and construction, and consumer loan net charge-offs for the quarter and nine-month periods ended September 30, 2002, were partially offset by a decrease of $3.4 million in lease financing net charge-offs when comparing the third quarter of 2002 with the same period of 2001, and a decrease of $0.9 million, when comparing the first nine months of 2002 with 2001. Lease financing net charge-offs totaled $2.3 million or 1.01% of the average lease financing portfolio for the quarter ended September 30, 2002, compared with $5.6 million or 2.67% for the same period in 2001. For the nine-month period ended September 30, 2002, lease financing net charge-offs totaled $11.9 million or 1.82% of the average lease financing portfolio, compared with $12.8 million or 2.03% for the same period in 2001. The decline was partly the result of increased focus on the collection function and tightening in credit granting.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table E.

TABLE E
NON-PERFORMING ASSETS

------------------------------------------------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,         December 31,        September 30,
                                                                     2002                  2001                2001
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, construction, industrial and agricultural               $191,366             $198,556              $209,354
Lease financing                                                       10,987               10,297                10,243
Mortgage                                                             251,235              176,967               149,204
Consumer                                                              39,591               40,946                38,131
Other real estate                                                     33,713               31,532                29,257
------------------------------------------------------------------------------------------------------------------------

                 Total                                              $526,892             $458,298              $436,189
========================================================================================================================

Accruing loans past-due 90 days or more                              $23,728              $24,613               $22,789
========================================================================================================================

Non-performing assets to loans                                         2.74%                2.52%                 2.47%
Non-performing assets to assets                                        1.60%                1.49%                 1.53%

It is the Corporation's policy to place commercial loans on non-accrual status if payments of principal or interest are delinquent 60 days or more rather than the standard industry practice of 90 days. Financing leases, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days. Closed-end consumer loans are charged-off when payments are delinquent 120 days, while open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Loans past due 90 days or more and still accruing are not considered as non-performing loans. Unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court.

At September 30, 2002, non-performing assets were $527 million or 2.74% of ending loans, compared with $436 million or 2.47% at the same date last year and $458 million or 2.52% at December 31, 2001. As of September 30, 2002, the increase in non-performing assets since September 30, 2001 and December 31, 2001, was mostly reflected in mortgage loans, which rose by $102 million and $74 million, respectively. This rise was principally due to the growth in the loan portfolio, mainly in the Corporation's consumer and mortgage lending subsidiary in United States, Equity One, and higher delinquencies. Non-performing mortgage loans were $251 million or 48% of total non-performing assets and 3% of total mortgage loans as of September 30, 2002, compared with $149 million or 34% of total non-performing assets and 2% of total mortgage loans as of September 30, 2001. At the end of 2001, non-performing mortgage loans were $177 million or 39% of non-performing assets and 3% of total mortgage loans. Of the total non-performing mortgage loans as of September 30, 2002, 64% or $161 million pertained to Equity One. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in the U.S. mainland and Puerto Rico.

Non-performing consumer loans amounted to $40 million or 1.27% of total consumer loans as of September 30, 2002, compared with $38 million or 1.20% as of September 30, 2001 and $41 million or 1.31% as of December 31, 2001.

Commercial and construction non-performing loans totaled $191 million as of September 30, 2002, decreasing by $18 million and $7 million, compared with September 30, 2001 and December 31, 2001, respectively. Non-performing commercial and construction loans represented 2.44% of the total commercial and construction loan portfolio as of September 30, 2002, compared with 2.77% and 2.59% as of September 30, 2001 and December 31, 2001, respectively.

Non-performing lease financings amounted to $11 million or 1.24% of the lease financing portfolio as of September 30, 2002, compared with $10 million or 1.20% as of September 30, 2001 and December 31, 2001.

Other real estate amounted to $34 million as of September 30, 2002, an increase of $4.5 million and $2.2 million, compared with September 30, 2001 and December 31, 2001, respectively. The increase was related to the growth in the mortgage loan portfolio and higher delinquencies in the housing sector.

The allowance for loan losses amounted to $354 million as of September 30, 2002, or 1.84% of loans, compared with $327 million or 1.85% at the same date in 2001. At December 31, 2001, the allowance for loan losses totaled $337 million or 1.85% of loans. At September 30, 2002, the allowance for loan losses as a percentage of non-performing loans was 71.84% compared with 80.27% at September 30, 2001 and 78.88% at December 31, 2001. The lower allowance to non-performing loans ratio reflects the changing composition of the loan portfolio, which, as previously mentioned includes a higher proportion of mortgage loans and a lower amount of consumer loans. The Corporation, based on historical experience, does not foresee significant losses in the mortgage portfolio.

The methodology used to establish the allowance for loan losses is based on SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 5 "Accounting for Contingencies." Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated. The adequacy of the allowance for loan losses is evaluated on a monthly basis.

Impaired loans, as defined by the Corporation, are loans with interest and/or principal payments past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective rate, on the observable market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. An impaired loan for which the discounted cash flows, collateral value or market price is less than its carrying value requires an allowance. The allowance for impaired loans is part of the Corporation's overall allowance for loan losses.

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at September 30, 2002, December 31, 2001 and September 30, 2001.

                                      SEPTEMBER 30, 2002           December 31, 2001          September 30, 2001
(In millions)
                                   Recorded       Valuation      Recorded     Valuation     Recorded       Valuation
                                  Investment      Allowance     Investment    Allowance    Investment      Allowance
---------------------------------------------------------------------------------------------------------------------
Impaired loans:
  Valuation allowance required       $87.4          $30.7          $90.9         $36.8         $110.9        $45.9
  No valuation allowance required     50.8            -             53.1           -             53.3          -
---------------------------------------------------------------------------------------------------------------------
        Total impaired loans        $138.2          $30.7         $144.0         $36.8         $164.2        $45.9
---------------------------------------------------------------------------------------------------------------------

Average impaired loans during the third quarters of 2002 and 2001 were $139 million and $174 million, respectively. The Corporation recognized interest income on impaired loans of $0.8 million for the quarters ended September 30, 2002 and 2001.

Based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses, management considers that the Corporation's level of the allowance is adequate.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets as of September 30, 2002 would have been $455 million or 2.36% of loans, and the allowance for loan losses would have been 84.13% of non-performing loans. At September 30, 2001 and December 31, 2001, adjusted non-performing assets would have been $350 million or 1.98% of loans and $389 million or 2.14% of loans, respectively; the allowance for loan losses as a percentage of non-performing loans would have been 101.86% and 94.21%, respectively.

OPERATING INCOME

For the quarter ended September 30, 2002, operating income, excluding securities, trading and derivative transactions, amounted to $136.8 million, a 9% increase from $125.0 million reported in the third quarter of 2001. For a detail of operating income by its major categories refer to Table F.

TABLE F
OPERATING INCOME

                                                                 Third Quarter                      Year-to-date
--------------------------------------------------------------------------------------------------------------------------
(In thousands)                                            2002        2001       Change      2002       2001       Change
--------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                      $39,484     $37,537      $1,947   $117,964   $108,505     $9,459
--------------------------------------------------------------------------------------------------------------------------

Other service fees:
      Credit card fees and discounts                      15,064      14,782         282     44,156     42,040      2,116

      Debit card fees                                     10,664       9,192       1,472     31,158     28,123      3,035

      Processing fees                                      9,046       9,411       (365)     27,713     27,836      (123)

      Other fees                                           7,627       7,676        (49)     23,847     23,700        147

      Insurance fees                                       6,957       4,989       1,968     17,497     13,558      3,939

      Sale and administration of investment products       5,049       5,320       (271)     15,299     15,027        272

      Check cashing fees                                   5,026       4,517         509     15,978     13,883      2,095

      Mortgage servicing fees, net of amortization         2,421       2,966       (545)      8,809      8,982      (173)

      Trust fees                                           2,087       2,341       (254)      7,209      7,088        121
--------------------------------------------------------------------------------------------------------------------------
         Total other service fees                         63,941      61,194       2,747    191,666    180,237     11,429
--------------------------------------------------------------------------------------------------------------------------

Other operating income                                    18,370      15,225       3,145     53,677     44,089      9,588
--------------------------------------------------------------------------------------------------------------------------
Gain on sales of loans                                    14,960      11,068       3,892     44,502     31,925     12,577
--------------------------------------------------------------------------------------------------------------------------
            Total operating income                      $136,755    $125,024     $11,731   $407,809   $364,756    $43,053
==========================================================================================================================
Note: For purposes of this management discussion and analysis, operating income excludes securities, trading and derivative gains/losses.
--------------------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts rose to $39.4 million for the quarter ended September 30, 2002, an increase of $1.9 million, or 5%, from $37.5 million in the same quarter of 2001. This rise was mostly related to commercial accounts, particularly commercial account analysis fees, which have been favorably impacted by a lower earnings credit on compensatory balances in the current interest rate scenario.

Other service fees increased to $63.9 million for the third quarter of 2002, $2.7 million, or 4%, higher than the $61.2 million reported for the same period the previous year. The increase was mainly due to higher insurance agency commissions derived from new products and services, and through the expansion of the delivery channels and client base. The Corporation established Popular Insurance Agency, U.S.A. at the beginning of 2002, acquired an insurance agency in Puerto Rico in mid-2002 and incorporated Popular Insurance, V.I., Inc. Also, contributing to the rise in other service fees are higher debit card fees, which resulted from higher transactional activity. Average debit card transactions processed by the Corporation's subsidiaries in Puerto Rico increased to 9,263,000 as of September 30, 2002, from 6,695,000 during the same period in 2001. Check cashing fees rose due to the continuous expansion of the Corporation's retail financial services subsidiary in the United States. These favorable variances were partially offset by lower mortgage servicing fees, due to an adjustment in the fair value of mortgage servicing rights by approximately $1 million, based on the most recent fair value analysis, taking into consideration the acceleration in prepayments due to the high refinancing activity in the current interest rate scenario.

Gain on sales of loans increased by $3.9 million, from $11.1 million in the third quarter of 2001, to $15.0 million in the same period of 2002. Other operating income amounted to $18.4 million for the quarter ended September 30, 2002, an increase of $3.2 million or 21%, compared with $15.2 million in the same period of 2001. The rise in other operating income resulted mainly from higher dividend income from Telecomunicaciones de Puerto Rico, Inc. and higher revenues derived from the Corporation's equity investments, partially offset by a $1.2 million write-down in the Corporation's interest-only strips, which decline in the fair value was considered other than temporary.

For the nine-month period ended September 30, 2002, operating income, excluding securities, trading and derivatives transactions, amounted to $407.8 million, compared with $364.8 million for the same period in 2001, an increase of $43.0 million or 12%. Service charges on deposit accounts and other service fees increased $9.5 million or 9%, and $11.4 million or 6%, respectively, compared with the nine months ended September 30, 2001, mostly attributed to the same reasons explained above. Also, contributing to the increase in other service fees were higher credit card fees, associated with increases in merchant discount income resulting from increased sales volume. Gain on sales of loans amounted to $44.5 million for the nine months ended September 30, 2002, compared with $31.9 million for the same period of 2001. Other operating income increased by $9.6 million or 22%, compared with the same period in 2001. This increase was mainly due to higher income recorded on the investments carried on the equity method and to higher underwriting profits derived by the Corporation's broker/dealer subsidiary. Also, during the first nine months of 2002, the Corporation recognized in other operating income, non-recurring gains of $3.1 million on the sale of BPNA's trust operations in Chicago, Illinois, and $0.6 million on the sale of 15 branches of Popular Finance, both sold as part of strategic initiatives at these subsidiaries. The trust operations of BPNA had contributed approximately $1.0 million in revenues during 2002. These increases were partially offset by write-downs in the value of interest-only strips of approximately $3.0 million, impacted by the effects of the prevailing interest scenario.

SECURITIES, TRADING AND DERIVATIVES GAINS/LOSSES

During the quarter ended September 30, 2002, the Corporation recognized $1.3 million in gain on sales of securities and $1.2 million in trading gains, compared with gains of $1.2 million and $0.8 million, respectively, for the same period in 2001. For the nine-month period ended in September 30, 2002, losses on sales of securities amounted to $2.7 million, compared with losses of $0.6 million in the same period in the previous year. Trading losses for the first nine months of 2002 totaled $0.1 million, as opposed to trading gains of $0.1 million for the same period in 2001. The losses on sales of securities during 2002 resulted mainly from the sale of $710 million in U.S. Agency Securities, as part of the asset / liability management strategies followed by the Corporation due to the interest rate environment. Proceeds from these sales were reinvested at higher yields.




The results of operations for the quarter ended September 30, 2002, included pre-tax derivative losses of $21.7 million, compared with losses of $8.1 million in the same quarter in the previous year. For the nine-month period ended September 30, 2002, derivative losses amounted to $22.1 million, compared with losses of $7.1 million for the same period in 2001. These losses resulted mostly from adjustments to the market value of the interest rate swaps and swaptions entered into by the Corporation, which were negatively impacted by the declines in interest rates.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2002 amounted to $253.9 million, an increase of $21.9 million or 9%, compared with the same period the previous year. For the nine-month period ended September 30, 2002, operating expenses totaled $746.7 million, an increase of $60.3 million or 9%, compared with $686.4 million in the same period of 2001.

Personnel costs, the largest category of operating expenses, rose $15.9 million or 15%, from $107.6 million reported in the quarter ended September 30, 2001, to $123.5 million for the same period of 2002. The increase in this category is due to higher salaries, incentives, profit sharing and pension plan expenses. As of the end of this quarter, full time equivalent employees (FTE's) totaled 11,147, compared with 11,088 as of the end of the same period in 2001. During 2002, the Corporation opted to adopt the fair value method of recording stock options contained in SFAS No. 123, "Accounting for Stock-Based Compensation." All employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The results of the third quarter of 2002 included $0.6 million in operating expenses related to the accounting of the Corporation's stock option plan under the fair value method. Refer to Note 9 to the unaudited consolidated financial statements for further information on stock options.

Excluding personnel costs, other operating expenses amounted to $130.3 million for the quarter ended September 30, 2002, an increase of $6.0 million, or 5%, compared with the same period in 2001. The principal categories that showed increases were professional fees, business promotion, communications and net occupancy expenses. Professional fees rose mainly due to higher collection costs, legal expenses, marketing research expenses and professional services, the latter, related in part, to consulting services for the strategic initiatives being conducted at BPNA's operations. The increase in business promotion was partly due to higher advertising expenses, mostly associated with the launching of PREMIA, an innovative rewards program for the Corporation's customers in Puerto Rico, and a marketing campaign at the Corporation's mortgage lending subsidiary in Puerto Rico. Communications costs increased mainly due to higher costs related to the electronic and data network, postage and telephone expenses. Net occupancy expenses increased mainly due to continued business expansion. Partially offsetting these rises was the decrease in the amortization of goodwill associated with the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets." Goodwill amortization for the quarter ended September 30, 2001 was $4.3 million. Refer to Note 7 to the consolidated financial statements for further information about the impact of the adoption of SFAS No. 142.

For the nine-month period ended September 30, 2002, operating expenses, excluding personnel costs, amounted to $380.3 million, compared with $367.1 million for the same period in 2001, an increase of $13.2 million or 4%. Personnel costs amounted to $366.4 million, an increase of $47.2 million or 15%, when compared with $319.2 million in the same period of 2001. The same expense categories and factors mentioned above were the principal reasons for the increase in operating expenses. Also, contributing to the rise in total operating expenses for the nine months ended September 30, 2002, were higher severance, consulting and other costs associated with the strategic initiatives undertaken at BPNA during the period, which approximated $3.5 million.

INCOME TAX

Income taxes for the quarter ended September 30, 2002 decreased to $23.7 million, from $28.0 million in the same quarter in the previous year, representing a decline of $4.3 million or 15%. The effective tax rates for these quarters were 21.65% and 26.58%, respectively. The decline in the effective tax rate resulted mostly from the tax benefit related to unrealized derivative losses, principally in the U.S. mainland where the effective tax rate for the Corporation is higher, and a decrease in the disallowance of expenses attributed to tax exempt investments, mainly due to lower cost of funds.

Income taxes for the nine-month period ended September 30, 2002, amounted to $86.5 million, an increase of $4.1 million, or 5%, from $82.4 million in the same period of 2001. The increase was primarily due to higher pretax earnings for the current period, partially offset by higher benefits from tax-exempt interest income and an increase in the deferred tax asset related to the derivative losses principally in the U.S. mainland. The effective tax rate for the nine months ended September 30, 2002 decreased to 24.17%, compared with 26.53% in the previous year, mostly as a result of a decrease in the disallowance of interest expense attributed to tax-exempt investments in Puerto Rico due to lower cost of funds. Also, the decline in the effective tax rate resulted from the elimination of the amortization of goodwill from the books of the Corporation upon adoption of SFAS No. 142 in January 2002. These favorable variances were partially offset by higher taxable income in the U.S. operations, which is subject to a higher tax rate that includes federal and state taxes.

BALANCE SHEET COMMENTS

The Corporation's total assets as of September 30, 2002 reached $32.8 billion, an increase of $4.3 billion, or 15.1%, compared with $28.5 billion a year earlier. At December 31, 2001, total assets were $30.7 billion. Earning assets totaled $31.2 billion at September 30, 2002, compared with $26.9 billion and $29.1 billion at September 30, 2001 and December 31, 2001, respectively.

The investment portfolio reached $10.3 billion at September 30, 2002, an increase of $2.3 billion or 28%, compared with $8.0 billion at September 30, 2001. Investment securities at December 31, 2001 were $9.9 billion. The growth was mostly related to higher arbitrage activities undertaken by the Corporation during the end of 2001 and first part of 2002. For a breakdown of the Corporation's investment portfolio refer to Notes 3 and 4 to the unaudited consolidated financial statements. Trading account securities totaled $473 million at September 30, 2002, compared with $278 million and $270 million at September 30, 2001 and December 31, 2001, respectively. The increase was related to mortgage banking activities and to trading portfolio opportunities, the latter undertaken by the Corporation's broker / dealer subsidiary, mainly in U.S. Agency securities.

Table G presents the composition of the Corporation's loan portfolio. Total loans amounted to $19.3 billion at September 30, 2002, an increase of $1.6 billion, or 9%, compared with September 30, 2001, and $1.1 billion, or 6%, compared with December 31, 2001. The mortgage and commercial loan portfolios, including construction loans, accounted for the largest increases, rising $1.4 billion and $287 million, respectively, from September 30, 2001. These same portfolios rose $908 million and $173 million, respectively, compared with December 31, 2001. The rise in the mortgage loan portfolio resulted principally from strong sales efforts and the impact of the low interest rate scenario, which has stimulated higher demand for mortgage loans. The growth in the commercial loan portfolio was attained principally from the continued marketing efforts towards the retail and middle market notwithstanding the slowdown in the economy. The lease financing portfolio reflected an increase of $34 million from September 30, 2001 and $26 million from the end of 2001. On the other hand, the consumer loan portfolio decreased by $45 million and $11 million, compared with September 30, 2001 and December 31, 2001, respectively. This decrease was partly due to lower demand for personal loans, which declined by $166 million and $116 million since September 30, 2001 and December 31, 2001, respectively.
The decrease was also due to the sale during the second quarter of 2002 of approximately $20 million in small consumer loans, as part of the sale of 15 branches of Popular Finance, Inc. Subsequent to the sale, this subsidiary is still operating a network of 36 branches, including mortgage centers. The decline in personal loans was offset by higher volume of auto loans by $109 million, compared with September 30, 2001, and $99 million from December 31, 2001, mostly due to sales efforts and synergies from the merger of BPPR's auto loan division with Popular Auto.

TABLE G
LOANS ENDING BALANCES

-----------------------------------------------------------------------------------------------------
                                               SEPTEMBER 30,         December 31,       September 30,
                                                   2002                  2001               2001
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, industrial and agricultural          $7,602,916           $7,420,738          $7,308,894
Construction                                        249,485              258,453             256,686
Lease financing                                     884,707              859,119             850,949
Mortgage *                                        7,405,007            6,497,459           6,049,448
Consumer                                          3,121,393            3,132,782           3,166,297
-----------------------------------------------------------------------------------------------------

           Total                                $19,263,508          $18,168,551         $17,632,274
=====================================================================================================
* Includes loans held-for-sale

Other assets were $546 million at September 30, 2002, an increase of $50 million or 10%, compared with December 31, 2001. The increase in other assets is mainly related to advances on securitizations and deferred taxes. Other assets totaled $467 million at September 30, 2001. The increase since that date is mostly related to similar factors.

At September 30, 2002, total deposits amounted to $17.1 billion, compared with $16.0 billion a year earlier, representing an increase of $1.1 billion or 7%. Total deposits as of December 31, 2001 amounted to $16.4 billion. Savings and demand deposits increased $1.0 billion and $236 million, respectively, since September 30, 2001, while time deposits decreased by $191 million. Included in time deposits are brokered certificates of deposit, which increased $72 million or 9%, from $759 million at September 30, 2001 to $831 million at the same date in 2002. Compared with December 31, 2001, savings and time deposits increased by $581 million and $113 million, respectively, while demand deposits decreased $6 million. Brokered CD's totaled $752 million at year-end 2001.

Borrowed funds, including subordinated notes and capital securities increased $3.1 billion, from $9.7 billion at September 30, 2001, to $12.8 billion at the same date in 2002. Borrowed funds at December 31, 2001 were $11.6 billion. Notes payable, a component of borrowed funds, rose $2.3 billion from September 30, 2001, and $894 million since December 31, 2001. This increase was mostly in the form of term notes, as a result of the issuance of medium-term notes during the fourth quarter of 2001 and early 2002, and obligations issued during the period in the asset-backed securities market. The increase in borrowed funds was used primarily to fund the Corporation's loan and investment portfolio growth. Refer to the Liquidity section for further information as to the composition of the Corporation's funding sources.

Other liabilities were $632 million at September 30, 2002, an increase of $120 million or 23%, compared with December 31, 2001. This increase in other liabilities is mainly related to securities trades in the broker / dealer subsidiary and to derivative instruments. Other liabilities totaled $482 million at September 30, 2001.

The Corporation's stockholders' equity at September 30, 2002, September 30, 2001 and December 31, 2001 was $2.3 billion. Subsequent to December 31, 2001, the Corporation redeemed $100 million of its preferred stock in January 2002 and repurchased 4.3 million shares of its common stock from Banco Popular de Puerto Rico Retirement Plan in May 2002. These decreases since the end of 2001 were offset mostly by earnings retention and favorable changes in the market value of securities available-for-sale.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier I risk-based capital and Tier I leverage as of September 30, 2002 and 2001, and December 31, 2001 are presented in Table H.

TABLE H
CAPITAL ADEQUACY DATA

-----------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,         December 31,         September 30,
(Dollars in thousands)                                       2002                 2001                  2001
-----------------------------------------------------------------------------------------------------------------

Risk-based capital
  Tier I capital                                           $2,002,456           $1,849,305            $1,900,169
  Supplementary (Tier II) capital                             357,194              330,213               351,937
-----------------------------------------------------------------------------------------------------------------

       Total capital                                       $2,359,650           $2,179,518            $2,252,106
=================================================================================================================

Risk-weighted assets
  Balance sheet items                                     $19,101,890          $18,087,672           $17,309,296
  Off-balance sheet items                                   1,068,319              479,691               456,249
-----------------------------------------------------------------------------------------------------------------

       Total risk-weighted assets                         $20,170,209          $18,567,363           $17,765,545
=================================================================================================================

Ratios:
  Tier I capital (minimum required - 4.00%)                     9.93%                9.96%                10.70%
  Total capital (minimum required - 8.00%)                     11.70%               11.74%                12.68%
  Leverage ratio (minimum required - 3.00%)                     6.36%                6.46%                 6.91%

The Corporation's market capitalization at September 30, 2002 was $4.2 billion, compared with $4.3 billion at September 30, 2001. The market value of the Corporation's common stock at September 30, 2002 was $31.60 per share, compared with $31.20 per share at September 30, 2001 and $29.08 per share at December 31, 2001. The Corporation's stock is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol BPOP.

OFF-BALANCE SHEET ACTIVITIES

In past years, in the ordinary course of business, the Corporation conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred the assets, including their titles, to different trusts, thus isolating those loans from the Corporation's assets. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as such, these trusts are not consolidated in the Corporation's financial statements. As of September 30, 2002, these trusts held approximately $269 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $264 million at the end of the third quarter of 2002. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interests in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation's assets. The servicing rights and the interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively. During the nine-month period ended September 30, 2002, the Corporation recorded approximately $3.0 million of write-downs related to interest only strips, in which the decline in the fair value was considered other than temporary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. They should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what actually may occur in the future.

Based on the results of the sensitivity analysis as of September 30, 2002, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months is an estimated decrease of $13.7 million and the change for the same period, utilizing a hypothetical declining rate scenario, is an estimated increase of $1.9 million. Both hypothetical rate scenarios consider a gradual change of 150 basis points during the twelve-month period from the prevailing rates at September 30, 2002. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. Derivative instruments that are used, to a limited extent, include interest rate swaps, interest rate forwards and future contracts, interest rate swaptions, foreign exchange contracts, and interest rate caps, floors and put options embedded in interest rate contracts.

As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management. Hedging strategies are developed through analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Popular, Inc.'s overall interest rate risk management and trading strategies. These hedging strategies are managed by the Market Risk Committee, composed of members from management, and monitored by the Board's Risk Management Committee. Refer to Note 6 to the consolidated financial statements for further information on the Corporation's involvement in derivative instruments and hedging activities.

The Corporation's trading activities are another source of market risk and are subject to strict guidelines approved by the Board of Directors. Most of the Corporation's trading activities are limited to the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. As the trading instruments are recognized at market value, the changes resulting from fluctuations in market prices, interest rates or exchange rates directly affect current earnings. In the opinion of management, the size and composition of the trading portfolio as of September 30, 2002 do not represent a potentially significant source of market risk for the Corporation. The Corporation does not participate in any trading activities involving commodity contracts. Several derivative contracts that the Corporation has entered into, do not qualify for accounting as hedges as defined in FASB No. 133, and their changes in market are recognized in current earnings.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds an interest in Consorcio de Tarjetas Dominicanas, S.A.

and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country's particular foreign currency. However, management does not expect future exchange rate volatility between the U.S. dollar and the particular foreign currency to affect significantly the value of the Corporation's investment in these companies.

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

The Corporation raises its funding from a combination of retail and wholesale markets. Historically, core deposits have been the Corporation's primary source of funding, although wholesale borrowings have become an increasingly important source. Retail sources of funds include individual and corporate depositors in the markets where the Corporation competes, which over the past several years have become more geographically diverse as a result of acquisitions and expansion of the Corporation's business. Deposits tend to be less volatile than institutional borrowings and their cost is less sensitive to changes in market rates.

The Corporation has established borrowing relationships with the Federal Home Loan Bank (FHLB), the Federal Reserve Bank and other correspondent banks, which further support and enhance liquidity. Wholesale or institutional sources of funds are comprised primarily of other financial intermediaries such as commercial banks, securities dealers, investment companies, insurance companies, as well as non-financial corporations.

Another important liquidity source to the Corporation is its assets, particularly the investment securities portfolio. Refer to Notes 3 and 4 to the consolidated financial statements for further information as to the composition of the available-for-sale and held-to-maturity investment securities portfolios. Liquid U.S. Treasury and Agency securities can be used to raise funds in the repo markets. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans and to a lesser extend commercial loans, have highly developed secondary markets. In addition, other sources of liquidity include maturities of money market investments, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Most of the Corporation's banking subsidiaries have borrowing facilities available with the Federal Reserve Bank of New York Discount Window. These facilities are collateralized sources of credit that are highly reliable even under difficult market conditions.

RISKS TO LIQUIDITY

The Corporation's ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings (by one of the nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, management does not believe that the impact should be material. Deposits at all of the Corporation's banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings. In addition, as mentioned above, the Corporation's banking subsidiaries maintain borrowing facilities at the Discount Window of the Federal Reserve Bank of New York, and have a considerable amount of collateral that can be used to raise funds under these facilities.

Although the Corporation raises the majority of its financing from retail deposits, it still borrows a material amount of funds from institutional sources. Institutional lenders tend to be sensitive to the perceived credit risk of the entities to which they lend, and this exposes the Corporation to the possibility of having its access to funding affected by how the market perceives its credit quality; this in part, may be due to factors beyond its control.

Changes in the credit rating of the Corporation or any of its subsidiaries to a level below "investment grade" may affect the Corporation's access to the capital markets. The Corporation's counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Management does not anticipate changes in the credit ratings of the Corporation based on its expected outlook for the Puerto Rico / U.S. economy, interest rates and expected financial results of the Corporation.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and non-performing loans, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may incur in an event of default. If there is an event of default, the lenders may accelerate the maturity of the related borrowings. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future.

The Corporation's non-banking subsidiaries may be subject to a higher degree of liquidity risk than the banking subsidiaries, due to the latter's access to federally-insured deposits and the Federal Reserve Discount Window. A higher proportion of the funding of the non-banking subsidiaries is from institutional sources, as compared to the banking subsidiaries, and these are more sensitive to the perceived credit risk of the Corporation than providers of deposits. In the event of a downgrade in the credit ratings of the Corporation, the non-banking subsidiaries may experience an increase in their cost of funds and reduced availability of financing. Management does not anticipate such a scenario developing in the foreseeable future.

During the quarter ended September 30, 2002, a nationally recognized credit rating agency changed the Corporation's rating outlook from "stable" to "negative". In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial trends, which if left unchanged, may result in a ratings change. Management anticipates that all concerns will be fully addressed and resolved, and does not anticipate any change in ratings.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Popular, Inc.'s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

BPPR has been cooperating fully with an investigation by federal law enforcement authorities. The investigation relates principally to the circumstances surrounding the activities of a former customer of BPPR, including BPPR reporting and compliance efforts. The former customer has been indicted for money laundering, including in connection with transactions through an account at BPPR. BPPR believes, based on the information available to it, that there was no knowing participation by BPPR or any BPPR employee in the former customer's activities. The law enforcement investigation could result in adverse consequences to the Corporation and BPPR including the possibility of civil and criminal claims being brought against BPPR. The Corporation cannot predict when or on what basis the investigation will conclude or its effects, if any, on the Corporation or BPPR.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Equity One, Inc. Savings and Retirement Plan for employees of Equity One, Inc. (the "Plan") has offered shares of the Corporation's common stock, at market prices, as an investment option for employee and employer contributions since May 1999. Since that time, the Plan Trustee has acquired approximately 41,000 shares of the Corporation's common stock in the open market on behalf of Plan participants. The offer was not registered with the Securities and Exchange Commission under the Securities Act of 1933. The Corporation subsequently determined that the Plan's offer of the Corporation's common stock and interests in the Plan were not exempt from registration under the Securities Act. The Corporation is considering alternatives to address the unregistered offer that occurred.

ITEM 5. OTHER INFORMATION

On March 9, 2000, Banco Popular entered into a written agreement with the Federal Reserve Bank of New York, which imposed a number of compliance, reporting and control requirements. All of these compliance, reporting and control requirements are now in place.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit No.             Exhibit Description               Reference
      -----------             -------------------               ---------
          19          Quarterly Report to Shareholders for     Exhibit "A"
                       the period ended September 30, 2002

   b) Two reports on Form 8-K were filed for the quarter ended September 30, 2002:

      Dated:             July 10, 2002

      Items reported:    Item 5 - Other Events (Operational results for the
                         quarters and six month period ended June 30, 2002)

      Dated:             August 15, 2002

      Items reported:    Item 5 - Other Events (Sworn statements pursuant to SEC
                         order No 4-460)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned thereunto duly authorized.



                                            POPULAR, INC.
                                            -------------
                                             (Registrant)




Date:   November 1, 2002           By: S/ Jorge A. Junquera
     --------------------------        --------------------
                                        Jorge A. Junquera
                                   Senior Executive Vice President




Date:   November 1, 2002           By: S/ Amilcar L. Jordan
     --------------------------        --------------------
                                      Amilcar L. Jordan, Esq.
                                   Senior Vice President & Comptroller

--------------------------------------------------------------------------------
                                  CERTIFICATION

I, Richard L. Carrion, Chief Executive Officer of Popular, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Popular, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
                                                By: S/ Richard L. Carrion
                                                   -----------------------
                                                     Richard L. Carrion
                                                   Chief Executive Officer

--------------------------------------------------------------------------------
                                  CERTIFICATION

I, Jorge A. Junquera , Chief Financial Officer of Popular, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Popular, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002
                                                By: S/ Jorge A. Junquera
                                                   ----------------------
                                                      Jorge A. Junquera
                                                   Chief Financial Officer