Form 10-K
period 2002-12-31
POPULAR INC
filed 2003-03-18
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]   No [ ].

As of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the Corporation was $4,454,761,000 based upon the reported closing price of $33.68 on the NASDAQ National Market System on that date.

As of February 28, 2003, there were 132,576,590 shares of the Corporation's common stock outstanding.

                           DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of
Part IV.

         (2) Portions of the Corporation's Proxy Statement relating to the 2003 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 13 of Part III.

FORWARD-LOOKING STATEMENTS

         Certain statements in this report are "forward-looking" statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. This report contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market risk and the effect of legal proceedings on the Corporation's financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management.

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

         The Corporation's actual results may differ materially from those included in the forward-looking statements. All statements contained herein that are not clearly historical in nature are forward-looking, and the words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and we assume no obligation to update or revise any such forward-looking statements.

                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
     PART I

     Item 1           Business ..................................................................        4
     Item 2           Properties ................................................................       14
     Item 3           Legal Proceedings .........................................................       15
     Item 4           Submission of Matters to a Vote of Security Holders........................       16

     PART II

     Item 5           Market for Registrant's Common Stock and Related
                        Stockholder Matters......................................................       16
     Item 6           Selected Financial Data ...................................................       18
     Item 7           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................................       18
     Item 7A          Quantitative and Qualitative Disclosures About Market Risk.................       19
     Item 8           Financial Statements and Supplementary Data  ..............................       19
     Item 9           Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure .....................................       19
     PART III

     Item 10          Directors and Executive Officers of the Registrant ........................       19
     Item 11          Executive Compensation ....................................................       19
     Item 12          Security Ownership of Certain Beneficial Owners
                        and Management ..........................................................       19
     Item 13          Certain Relationships and Related Transactions ............................       19
     Item 14          Controls and Procedures....................................................       19

     PART IV

     Item 15          Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K .....................................................       20
                      Signatures.................................................................       21
                      Certifications.............................................................       23

                                     PART I
                                  POPULAR, INC.

ITEM 1.  BUSINESS
                                     GENERAL

         Popular, Inc. (the "Corporation") is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $33.7 billion, total deposits of $17.6 billion and stockholders' equity of $2.4 billion at December 31, 2002. Based on total assets at December 31, 2002, the Corporation was the 34th largest bank holding company in the United States.

         The Corporation's principal subsidiary, Banco Popular de Puerto Rico ("Banco Popular" or the "Bank"), was incorporated in 1893 and is Puerto Rico's largest bank with consolidated total assets of $21.5 billion, deposits of $12.8 billion and stockholders' equity of $1.5 billion at December 31, 2002. The Bank accounted for 64% of the total consolidated assets of the Corporation at December 31, 2002. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 195 branches and 551 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular's deposits are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC"). Banco Popular has three subsidiaries, Popular Auto, Inc., (formerly Popular Leasing and Rental, Inc.), Puerto Rico's largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 37 offices in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 29 offices in Puerto Rico.

         The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. ("PIB") and GM Group, Inc. Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. PIB owns the outstanding stock of Popular North America, Inc. ("PNA"), ATH Costa Rica, CreST and Popular Insurance V.I., Inc., an insurance agency. ATH Costa Rica and CreST provide ATM switching and driving services in San Jose, Costa Rica. GM Group, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2002, GM Group, Inc. had total assets of $100.8 million. In addition, Popular, Inc. has an 85% investment in Levitt Mortgage Corporation (formerly Newco Mortgage Holding Corporation), a mortgage loan company with operations in Puerto Rico. At December 31, 2002, the assets of Levitt Mortgage totaled $75.2 million.

         PIB is a wholly owned subsidiary of the Corporation organized in 1992 that operates as an "international banking entity" under the International Banking Center Regulatory Act of Puerto Rico (the "IBC Act"). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.

         PNA, a wholly-owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation's mainland U.S. operations. As of December 31, 2002, PNA had five direct subsidiaries, all of which were wholly-owned: Banco Popular North America ("BPNA"), a full service commercial bank incorporated in the state of New York, Equity One, Inc., a diversified consumer finance company, Popular Cash Express, Inc., a retail financial services company, BanPonce Trust I, a statutory business trust, and Banco Popular, National Association ("Banco Popular, N.A."), a federally chartered national bank with its main office in Orlando,

Florida. Banco Popular, N.A. commenced operations as a full service commercial bank on July 1, 2000. As of December 31, 2002, it operated one branch, its assets amounted to $36.1 million and it had deposits of $17.8 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, also commenced operations on July 1, 2000. Popular Insurance, Inc. is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2002, its assets amounted to $29.3 million.

         The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operated 32 branches, which accounted for aggregate assets of $2.5 billion and total deposits of $2.2 billion at December 31, 2002. BPNA also operated 21 branches in Illinois and 17 in California with total assets of $1.5 billion and $568 million, respectively, and deposits of $1.3 billion and $426 million, respectively. In addition, BPNA had 11 branches in New Jersey with total assets of $341 million and deposits of $577 million as of December 31, 2002 and ten branches in Florida with total assets of $248 million and deposits of $265 million. In Texas, BPNA operated five branches with aggregate assets of $498 million and total deposits of $130 million at the same date. The deposits of BPNA are insured under the BIF by the FDIC.

         In addition, BPNA owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 14 offices in 11 states and total assets of $149 million as of December 31, 2002. Popular Insurance Agency USA, Inc. is also a wholly owned subsidiary of BPNA. Popular Insurance Agency USA, Inc. acts as an agent or broker for issuing insurance and began operations in January 2002. Its assets totaled $0.3 million as of December 31, 2002.

         Equity One, Inc., a wholly owned subsidiary of PNA, is engaged in the business of granting personal and mortgage loans and providing dealer financing through 153 offices in 26 states. It had total assets of $4.8 billion as of December 31, 2002. Popular Cash Express, Inc., a wholly owned subsidiary of PNA, offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 136 offices and 59 mobile check cashing units in five states and in Washington, D.C. Its assets totaled $72.3 million as of December 31, 2002.

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

         The Corporation's business is described on pages 2 through 32 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

                           REGULATION AND SUPERVISION
GENERAL

         The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act prior to recent legislation that significantly altered these rules, bank holding companies activities and those of their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. See "- Financial Services Modernization" below for information about the recent legislation that changed these rules.

         Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the "IBA"). Under the IBA, Banco Popular is not permitted to operate a branch or agency that is located outside of its "home state", except to the extent that a national bank with the same home state is permitted to do so as described under "-Interstate Banking Legislation" below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.

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

         At December 31, 2002, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution's capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation's banking subsidiaries should be considered in conjunction with other available information regarding the Corporation's financial condition and results of operations.

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

DIVIDEND RESTRICTIONS

         The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by the member bank in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans that are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand. A member bank may, however, net the sum of its bad debts, as defined, against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts, as so defined, in excess of that account. At December 31, 2002, Banco Popular could have declared a dividend of approximately $163 million without the approval of the Federal Reserve Board.

         The payment of dividends by Banco Popular, BPNA and Banco Popular, N.A. may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. In addition, all FDIC-insured depository institutions are subject to the capital-based limitations required by the FDICIA. See "-FDICIA" above.

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

         The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The current FICO annual assessment rate is 1.68 cents per $100 of deposits. As of December 31, 2002, the Corporation had a BIF deposit assessment base of approximately $16.9 billion.

         Because of favorable loss experience and a healthy reserve ratio in the BIF, well capitalized and well managed banks, including the Corporation's bank subsidiaries, have in recent years paid no premiums for FDIC insurance. In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.

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

CAPITAL ADEQUACY

         Information about the capital composition of the Corporation as of December 31, 2002 and for the four previous years is presented in Table H "Capital Adequacy Data" on page 17 in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

         Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves ("Tier 2 Capital").

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

         Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 20 "Regulatory Capital Requirements" on page 58 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See "- FDICIA".

         The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS intends to finalize the new capital accord in the fourth quarter of 2003, allowing for implementation of the new framework in each country at year-end 2006. The ultimate timing for a new accord, and the specifics of capital assessments for addressing operational risk, are uncertain. However, the Corporation expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Corporation cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.

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

         The Federal Reserve Bank of New York approved Popular, Inc.'s election to become a financial holding company effective April 30, 2002.

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

                    Aggregate Carrying Value of                Required Deductions From
                    Covered Nonfinancial Equity                   Tier 1 Capital as a
                  Investments as a percentage of              percentage of the Carrying
                          Tier 1 Capital                      Value of the Investments
                  -------------------------------            ---------------------------
                               <15%                                       8%
                           > 15% but <25%                                12%
                           -
                               >25%                                      25%
                               -

         The adoption of this rule did not have a material effect on the Corporation's capital requirements during 2002.

         Various other legislation, including proposals to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.

         On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the "USA Patriot Act"). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

         The U.S. Treasury Department ("Treasury") has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation's bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act's requirements.

         Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. [The Corporation has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations. It will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury's regulations.] The Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation.

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

         Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2002, the legal lending limit for the Bank under this provision was approximately $93.7 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

Employees

         At December 31, 2002, the Corporation employed directly 10,959 persons. None of its employees are represented by a collective bargaining group.

SEGMENT DISCLOSURE

         Note 32 to the Financial Statements, "Segment Reporting" on pages 68 and 69 is herein incorporated by reference.

         The principal market for the Corporation is Puerto Rico, where the Corporation had $22.3 billion or 66% of its total assets as of December 31, 2002 and earned $1.2 billion or 69% of its total revenues for the year then ended. Total assets, loans and deposits of commercial banks and financial institutions in Puerto Rico as of December 31, 2002 were estimated at $67 billion, $36 billion and $38 billion, respectively. At that date the Corporation's commercial banking operation in the island had an estimated market share of 27% and 30% in loans and deposits, respectively.

AVAILABILITY ON WEBSITE

         We make available free of charge, through our investor relations section at our website, http://www.popularinc.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

         The public may read and copy any materials the Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov).

ITEM 2.  PROPERTIES

         As of December 31, 2002, Banco Popular owned (and wholly or partially occupied) approximately 90 branch premises and other facilities throughout the Commonwealth, 27 lots held for future development or for parking facilities also in Puerto Rico, and one building in the U.S. Virgin Islands. In addition, as of such date, Banco Popular leased properties for branch operations in approximately 127 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2002, BPNA had 108 offices (principally bank branches) of which 48 were owned and 60 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. The Corporation's management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

         Popular Center, the San Juan metropolitan area headquarters, located at 209 Munoz Rivera Avenue, Hato Rey, Puerto Rico, a 20 story office building. Approximately 50% of the office space is leased to outside tenants.

         Cupey Center Complex, three buildings, one of three stories, and two of two stories each, located in Cupey, Rio Piedras, Puerto Rico. The computer center, operational and support services, and a recreational center for employees are some of the main activities conducted at these facilities. The facilities are fully occupied by Banco Popular's personnel. An adjacent two-story building held for future expansion is partially occupied by Banco Popular personnel and a parking garage building with capacity for 1,000 cars was completed during 2002.

         Stop 22 - Santurce building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main activities conducted at this facility, which is fully occupied by Banco Popular personnel.

         Centro Europa Building - a seven-story office and retail building in Santurce, Puerto Rico was acquired during 2002. The Bank's training center occupies approximately 26% of this building. The remaining space is rented to outside tenants.

         Old San Juan building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 43% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented or available for rent to outside tenants.

         Mortgage Loan Center, a four story building located at 167 Ponce de Leon Avenue, Hato Rey, Puerto Rico is fully occupied by Popular Mortgage, Inc. The buildings at 153 and 157 Ponce de Leon, which housed the Mortgage Servicing Division, were demolished during 2002 and a new office and parking building is under construction at the site. The Mortgage Servicing Division was relocated to a recently acquired two-story building at the Corporate Office Park in Guaynabo, Puerto Rico.

         Guaynabo Corporate Office Park Building, a two story building located in Guaynabo. This building is occupied by Banco Popular's mortgage servicing departments. In addition, Popular Mortgage, Inc., Popular Insurance, Inc. and an outside tenant have leased spaces.

         Altamira building, a new nine-story office building is under construction in Rio Piedras, Puerto Rico. A seven-level parking garage is also part of this project that will house the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It will also include a full service branch and the Mortgage Servicing Division of Banco Popular.

         Banco Popular Virgin Islands Center, a three-story building housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.

         New York building, a nine-story owned structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 40% of the office space. The remaining space is 16% rented and 44% available for rent to outside tenants.

         Chicago building, a six-story building located at 9600 West Bryn Mawr Avenue, Rosemont, Illinois, is a new location for BPNA's executive offices, human resources division and operations department. BPNA was relocated to these facilities in October 2002, renting four floors in this building, allowing it to consolidate these functions in one location.

ITEM 3.  LEGAL PROCEEDINGS

         On January 16, 2003 the U.S. District Court for the District of Puerto Rico approved a Deferred Prosecution Agreement (the "Agreement") among Banco Popular, the U.S. Department of Justice, the Board of Governors of the Federal Reserve System, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"). The Agreement concludes an investigation related principally to the circumstances surrounding the activities of a former customer of the Bank, including Banco Popular's reporting and compliance efforts, as well as certain other customers. The former customer has pleaded guilty to money laundering, including in connection with transactions made through an account at Banco Popular. No current or former Bank officer, director or employee has been charged with a crime or accused of benefiting financially from the transactions described in the Agreement.

         Under the Agreement, Banco Popular agreed to the filing of a one-count information charging it with failure to file suspicious activity reports in a timely and complete manner. The Agreement provides for Banco Popular to forfeit $21.6 million to the United States, and resolves all claims the United States,

FinCEN or the Federal Reserve may have against Banco Popular arising from the matters that were subject to investigation.

         This settlement also terminates the Written Agreement Banco Popular signed with the Federal Reserve Bank of New York on March 9, 2000, which required enhancements to Banco Popular's anti-money laundering and Bank Secrecy Act program. The Federal Reserve found Banco Popular to be fully compliant with the Written Agreement on November 26, 2001. Finally, the Agreement provides that the court will dismiss the information and the Deferred Prosecution Agreement will expire 12 months following the settlement, provided that Banco Popular complies with its obligations under the Agreement.

         On February 19, 2003, a derivative action was filed by a shareholder of Popular, Inc. in the United States District Court for the District of Puerto Rico in connection with the above -described matters against certain current and former directors of Popular, Inc. alleging that the defendants breached their fiduciary duties by failing to take the necessary steps to comply with the Bank Secrecy Act and to implement sufficient controls to permit them to exercise their oversight responsibilities and ensure compliance with Federal and state laws. The action seeks, on behalf of Popular, Inc., monetary damages from the defendants and attorneys' fees. Popular, Inc. does not expect that the foregoing civil action will have a material impact on Popular, Inc.'s operations or consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Corporation's common stock (the "Common Stock") is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation's common shares for each quarterly period during 2002 and the previous four years, as well as cash dividends declared is contained under Table I, "Common Stock Performance", on page 18 and under the caption "Stockholders' Equity" on page 17 in the MD&A, and is incorporated herein by reference.

         Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption "Regulation and Supervision" in Item 1 herein.

         As of February 28, 2003, the Corporation had 11,117 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation's Common Stock on such date, as quoted on the NASDAQ was $33.89 per share.

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

         On November 19, 2001, a shelf registration statement filed by the Corporation, PIB and PNA with the Securities and Exchange Commission on November 13, 2001, became effective. This shelf registration statement allows the Corporation, PIB and PNA to issue debt securities and preferred stock in an aggregate amount of up to $2.0 billion, of which $1.9 billion was available as of December 31, 2002. On February 21, 2003 a prospectus supplement was filed by the Corporation under the shelf registration statement offering to the public 6,500,000 shares of 6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A at an offering price of $25.00 per share.

         The Corporation currently has $125 million in subordinated notes outstanding due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured obligations, which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

         On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) ("Capital Securities") through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of BanPonce Trust I's 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA's 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). As of December 31, 2002, the Corporation had reacquired $6,000,000 of the Capital Securities. The Capital Securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interest in Popular North America's Subordinated Debentures." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consist of $148,640,000 of Junior Subordinated Debentures and a related accrued interest receivable of $4,126,000 as of December 31, 2002. The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

         The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and foreign corporations or partnerships not engaged in trade or business within Puerto Rico at a special 10% withholding tax rate. If the recipient is a foreign corporation or partnership engaged in trade or business within Puerto Rico or a domestic corporation the dividend will be taxed at regular rates but will be allowed an 85% dividend received deduction.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item appears in Table C, "Selected Financial Data", on pages 4 and 5 and the text under the caption "Earnings Analysis" on page 8 in the MD&A, and is incorporated herein by reference.

         The Corporation's ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

                                                                         Year ended December 31,
                                                          ------------------------------------------------
Ratio of Earnings to Fixed Charges:
                                                          2002       2001       2000       1999       1998
                                                          ------------------------------------------------
         Excluding Interest on Deposits                    2.1        1.8        1.6        1.7        1.8
         Including Interest on Deposits                    1.5        1.4        1.3        1.4        1.4

Ratio of Earnings to Fixed Charges and
  Preferred Stock Dividends:

         Excluding Interest on Deposits                    2.1        1.8        1.6        1.7        1.8
         Including Interest on Deposits                    1.5        1.4        1.3        1.4        1.4

         For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense.

         The Corporation's long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

                                                                 Year ended December 31,
                                       -----------------------------------------------------------------------
     (In thousands)                       2002            2001           2000           1999            1998
                                       -----------------------------------------------------------------------
Long-term obligations                  $4,567,853      $4,009,211     $1,451,912     $2,127,599     $1,582,160
Non-cumulative preferred
 stock of the Corporation                     -0-         100,000        100,000        100,000        100,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on page 2 through 34 under the caption "MD&A", and is incorporated herein by reference.

         Table K, "Maturity Distribution of Earning Assets", on page 21 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation's lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information regarding the market risk of the Corporation's investments appears on page 19 through 22 under the caption " MD&A", and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages 35 through 79, and on page 30 under the caption "Statistical Summary - 2001-2002 Quarterly Financial Data" in the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the captions "Shares Beneficially Owned by Directors and Executive Officers of the Corporation", "Beneficial Ownership Reporting Compliance", "Board of Directors and Committees" including the "Nominees for Election as Directors" and "Executive Officers" of the Corporation's definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 18, 2003 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information under the caption "Executive Compensation Program" and under the caption "Popular, Inc. Performance Graph" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information under the captions "Principal Stockholders", "Shares Beneficially Owned by Directors and Executive Officers of the Corporation" and "Equity Compensation Plan Information" of the Corporation's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Family Relationships" and "Other Relationships, Transactions and Events" of the Corporation's Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Popular, Inc.'s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following financial statements and reports included on pages 35 through 79 of the financial review section of the Corporation's Annual Report to Shareholders are incorporated herein by reference:

         (1)    Financial Statements:

                Report of Independent Accountants
                Consolidated Statements of Condition as of December 31, 2002
                  and 2001
                Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002
                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002
                Consolidated Statements of Changes in Stockholders' Equity
                   for each of the years in the three-year period ended December 31, 2002
                Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2002
                Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

         (3)    Exhibits

                The exhibits listed on the Exhibits Index on page xx of this report are filed herewith or are incorporated herein by reference.

B. The Corporation filed two reports on Form 8-K during the quarter ended December 31, 2002.

         Dated: October 9, 2002

         Filed: October 10, 2002

         Items reported: Item 5 - Other Events (Operational results for the quarter and nine month period ended September 30, 2002)

         Dated: November 1, 2002

         Filed: November 4, 2002

         Items reported: Item 5 - Other Events (Certifications of the Chief Executive Officer and Chief Financial Officer required under new Exchange Act Rules 13a-14 and 15d-14).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 POPULAR, INC.
                                                 (Registrant)



                                      By:  S\RICHARD L. CARRION
                                           ----------------------------------
                                           Richard L. Carrion
                                           Chairman of the Board, President
                                           and Chief Executive Officer
Dated:  03-13-03                           (Principal Executive Officer)
       ----------

                                      By:  S\JORGE A. JUNQUERA
                                           ----------------------------------
                                           Jorge A. Junquera
                                           Senior Executive Vice President
Dated:  03-13-03                           (Principal Financial Officer)
       ----------

                                      By:  S\AMILCAR L. JORDAN
                                           ----------------------------------
                                           Amilcar L. Jordan
                                           Senior Vice President
Dated:  03-13-03                           (Principal Accounting Officer)
       ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S\RICHARD L. CARRION              Chairman of the Board,
--------------------------        President and Chief
Richard L. Carrion                Executive Officer              03-13-03
                                                                 --------

S\ANTONIO LUIS FERRE              Vice Chairman of
--------------------------        the Board
Antonio Luis Ferre                                               03-13-03
                                                                 --------

S\JUAN J. BERMUDEZ
--------------------------
Juan J. Bermudez                  Director                       03-13-03
                                                                 --------

S/JOSE B. CARRION
-------------------------
Jose B. Carrion Jr.               Director                       03-13-03
                                                                 --------

S\DAVID H. CHAFEY
--------------------------
David H. Chafey Jr.               Director                       03-13-03
                                                                 --------

S\HECTOR R. GONZALEZ
--------------------------
Hector R. Gonzalez                Director                       03-13-03
                                                                 --------

S\JORGE A. JUNQUERA
--------------------------
Jorge A. Junquera                 Director                       03-13-03
                                                                 --------


S\MANUEL MORALES
--------------------------
Manuel Morales Jr.                Director                       03-13-03
                                                                 --------

S\FRANCISCO M. REXACH
--------------------------
Francisco M. Rexach Jr.           Director                       03-13-03
                                                                 --------

S\FELIX J. SERRALLES
--------------------------
Felix J. Serralles Jr.            Director                       03-13-03
                                                                 --------

S\JULIO E. VIZCARRONDO
--------------------------
Julio E. Vizcarrondo Jr.          Director                       03-13-03
                                                                 --------

                                  CERTIFICATION

I, Richard L. Carrion, certify that:

1. I have reviewed this annual report on Form 10-K of Popular, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
                                                By:  S/ Richard L. Carrion
                                                     -----------------------
                                                     Chief Executive Officer

                                CERTIFICATION

I, Jorge A. Junquera, certify that:

1. I have reviewed this annual report on Form 10-K of Popular, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
                                         By:  S/ Jorge A. Junquera
                                              ----------------------
                                              Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
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

   4.17     Form of Fixed Rate Medium-Term Note, Series E, of Popular
            North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(q) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
            August 5, 1999 and filed on August 17, 1999).
   4.18     Form of Floating Rate Medium-Term Note, Series E, of Popular
            North America, Inc., endorsed with the guarantee of Popular, Inc. (incorporated herein by reference to Exhibit 4(r) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
            August 5, 1999 and filed on August 17, 1999).
   4.19     Administrative Procedures governing Medium-Term Notes, Series
            4, of Popular, Inc. (incorporated herein by reference to Exhibit 10(a) of Popular's Current Report on Form 8-K (File
            No. 0-13818), dated August 5, 1999 and filed on August 17,
            1999).
   4.20     Administrative Procedures governing Medium-Term Notes, Series
            E, of Popular North America, Inc., guaranteed by Popular, Inc.
            (incorporated herein by reference to Exhibit 10(b) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
            August 5, 1999 and filed on August 17, 1999).
   4.21     Junior Subordinated Indenture, among BanPonce Financial Corp.,
            (Popular North America, Inc.) BanPonce Corporation (Popular,
            Inc) and the First National Bank of Chicago, as Debenture
            Trustee (incorporated herein by reference to Exhibit (4)(a) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and file on February 19, 1997).
   4.22 Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.)
            as Depositor, BanPonce Corporation, (Popular, Inc.) as
            Guarantor, The First National Bank of Chicago, as Property
            Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated herein by reference to Exhibit (4)(f) of Popular's Current
            Report on Form 8-K (File No. 0-13818) dated and filed on
            February 19, 1997).
   4.23     Form of Capital Security Certificate for BanPonce Trust I
            (incorporated herein by reference to Exhibit (4)(g) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and filed on February 19, 1997).
   4.24     Guarantee Agreement relating to BanPonce Trust I, by and among
            BanPonce Financial Corp., (Popular North America, Inc.) as
            Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional
            Guarantor, and the First National Bank of Chicago, as
            Guarantee Trustee (incorporated herein by reference to Exhibit
            (4)(h) of Popular's Current Report on Form 8-K (File No.
            0-13818), dated and filed on February 19, 1997).
   4.25     Form of Junior Subordinated Deferrable Interest Debenture for
            BanPonce Financial Corp. (Popular North America, Inc.)
            (incorporated herein by reference to Exhibit (4)(i) of Popular's Current Report on Form 8-K (File No. 0-13818), dated and filed on February 19, 1997).
   4.26 Form of Subordinated Note of Popular, Inc. (incorporated herein by reference to Exhibit 4.10 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File
            No. 0-13818).
   4.27     Form of Certificate representing the Popular, Inc.'s 6.375%
            Non-Cumulative Monthly Income Preferred Stock, 2003 Series A.
            (incorporated herein by reference to Exhibit 99.1 of Popular's
            Current Report on Form 8-K dated and filed on February 26,
            2003).
   4.28     Certificate of Designation, Preference and Rights of Popular,
            Inc.'s 6.375% Non-Cumulative Monthly Income Preferred Stock,
            2003 Series A (incorporated herein by reference to Exhibit
            99.1 of Popular's Current Report on Form 8-K dated and filed on February 26, 2003).
   10.1     Annual Management Incentive Compensation Plan for certain
            Division Supervisors approved in January, 1987 (incorporated herein by reference to Exhibit 10.8 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File
            No. 0-13818)).
   10.2     Amendment to Popular, Inc. Senior Executive Long-Term
            Incentive Plan, dated April 23, 1998 (incorporated herein by reference to Exhibit 10.8.2. of Popular's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1998 (File
            No. 0-13818)).
   10.3 Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of Popular's Registration Statement on Form S-8, dated May 10, 2001).

   10.4     Amended and Restated 364-day Credit Agreement, dated as of
            October 10, 2001, among Popular, Inc. and Popular North
            America, Inc., the lenders named therein and The Chase
            Manhattan Bank as Administrative Agent for an aggregate principal amount of $315,000,000. (Incorporated herein by reference to Exhibit 10.4 of Popular's Annual Report on Form
            10-K for the fiscal year ended December 31, 2001).
   10.5     Interest Calculation Agency Agreement, dated as of August 6,
            1999, between Popular, Inc. and The First National Bank of
            Chicago (incorporated herein by reference to Exhibit 10(c) of Popular's Current Report on Form 8-K (File No. 0-13818), dated
            August 5, 1999 and filed on August 17, 1999).
   10.6     Interest Calculation Agency Agreement, dated as of August 6,
            1999, between Popular North America, Inc. and The First
            National Bank of Chicago (incorporated herein by reference to Exhibit 10(d) of Popular's Current Report on Form 8-K (File
            No. 0-13818), dated August 5, 1999 and filed on August 17,
            1999).
   10.7     Amendment No. 1, dated May 23, 1997, to the Distribution
            Agreement, dated October 6, 1995, among Popular, Inc., Merrill
            Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities
            Inc., Credit Suisse First Boston Corporation and First Chicago
            Capital Markets, Inc. (incorporated herein by reference to Exhibit 1(c) of Popular's Current Report on Form 8-K (File No.
            0-13818), dated May 23, 1997, and filed on June 11, 1997).
   10.8     Amendment No. 2, dated August 6, 1999, to the Distribution
            Agreement, dated October 6, 1995, among Popular, Inc., Merrill
            Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse
            First Boston Corporation, Chase Securities Inc. and Popular
            Securities, Inc. (incorporated herein by reference to Exhibit
            1(d) of Popular's Current Report on Form 8-K (File No.
            0-13818), dated August 5, 1999 and filed on August 17, 1999).
   10.9     Distribution Agreement, dated October 11, 1991, among BanPonce
            Financial Corp., BanPonce Corporation, Merrill Lynch, Pierce,
            Fenner & Smith Incorporated and The First Boston Corporation
            (incorporated herein by reference to Exhibit 1(d) of Popular's
            Current Report on Form 8-K (File No. 0-13818), dated May 23,
            1997 and filed on June 11, 1997).
  10.10     Amendment No. 1, dated December 2, 1993, to the Distribution
            Agreement, dated October 11, 1991, among BanPonce Financial
            Corp., BanPonce Corporation, Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and Credit Suisse First Boston Corporation
            (incorporated herein by reference to Exhibit 1(d) of Popular's
            Current Report on Form 8-K (File No. 0-13818), dated May 23,
            1997 and filed on June 11, 1997).
  10.11     Amendment No. 3, dated May 23, 1997, to the Distribution
            Agreement, dated October 11, 1991, among Popular North
            America, Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner &
            Smith Incorporated, Chase Securities Inc., Credit Suisse First
            Boston Corporation and First Chicago Capital Markets, Inc.
            (incorporated herein by reference to Exhibit 1(d) of Popular's
            Current Report on Form 8-K (File No. 0-13818), dated May 23,
            1997 and filed on June 11, 1997).
  10.12     Amendment No. 4, dated August 6, 1999, to the Distribution
            Agreement, dated October 6, 1991, among Popular North America,
            Inc., Popular, Inc., Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Credit Suisse First Boston Corporation, Chase
            Securities Inc. and Popular Securities, Inc. (incorporated herein by reference to Exhibit 1(i) of Popular's Current
            Report on Form 8-K (File No. 0-13818), dated August 5, 1999 and filed on August 17, 1999).
  10.13     Banco Popular de Puerto Rico Employees' Stock Plan (Puerto
            Rico) (incorporated herein by reference to Popular's
            Registration Statement on Form S-8 (333-80169), dated June 8,
            1999). (Incorporated herein by reference to Exhibit 10.15 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
 10.13a     Certificate of Resolution of the Board of Director of Banco
            Popular de Puerto Rico, authorizing Amendments to the Banco
            Popular de Puerto Rico Employees' Stock Plan (Puerto Rico).
            (Incorporated herein by reference to Exhibit 10.15a of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.14     Distribution Agreement of the Banco Popular de Puerto Rico
            Bank Notes, dated September 24, 1996, among Banco Popular de
            Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce,
            Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and
            Credit Suisse First Boston Corporation. (Incorporated herein by reference to Exhibit 10.16 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).


  10.15 Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico,
            Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First
            Boston Corporation. (Incorporated herein by reference to Exhibit 10.17 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
  10.16     Issuing and Paying Agency Agreement of the Banco Popular de
            Puerto Rico Bank Notes, dated September 24, 1996, among Banco
            Popular de Puerto Rico and The Chase Manhattan Bank.
            (Incorporated herein by reference to Exhibit 10.18 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.17     Amendment No. 1, dated May 12, 2000 to Issuing and Paying
            Agency Agreement, dated September 24, 1996, among Banco
            Popular de Puerto Rico and The Chase Manhattan Bank.
            (Incorporated herein by reference to Exhibit 10.19 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.18     Interest Calculation Agreement of the Banco Popular de Puerto
            Rico Notes, dated September 24, 1996, among Banco Popular de
            Puerto Rico and The Chase Manhattan Bank. (Incorporated herein by reference to Exhibit 10.20 of Popular's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
  10.19     Amendment No. 1, dated May 12, 2000 to the Interest
            Calculation Agreement, dated September 24, 1996, among Banco
            Popular de Puerto Rico and The Chase Manhattan Bank.
            (Incorporated herein by reference to Exhibit 10.21 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.20     Amended Administrative Procedures for Fixed and Floating Rate
            Bank Notes, dated May 12, 2000 to Exhibit G of The
            Distribution Agreement, dated September 24, 1996, among Banco
            Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch
            Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc.
            and Credit Suisse First Boston Corporation. (Incorporated herein by reference to Exhibit 10.22 of Popular's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2000).
  10.21     Form of Global Fixed and Floating Rate Bank Note of the Banco
            Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000. (Incorporated herein by reference to Exhibit 10.23 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.22 Amended and Restated Credit Agreement, dated October 13, 2000, among Popular, Inc., Popular North America, Inc., The Lenders named Herein, The Chase Manhattan Bank, as Administrative
            Agent for The Lenders and Bank One, N.A. and Barclays Bank
            PLC-Miami Agency, as Agents for the Lenders and Chase
            Securities, Inc., as advisor, arranger and book manager.
            (Incorporated herein by reference to Exhibit 10.24 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2000).
  10.23     Distribution Agreement, dated October 6, 1995, among BanPonce
            Corporation (Popular, Inc.), Merrill Lynch, Pierce, Fenner &
            Smith Incorporated, Credit Suisse First Boston Corporation and
            First Chicago Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.7 of Popular's Annual Report on Form
            10-K for the fiscal year ended December 31, 1999 (File No.
            0-13818).
  10.24     Amendment No. 2, dated October 6, 1995, to The Distribution
            Agreement, dated October 11, 1991, as amended on December 2,
            1993, and supplemented on June 16, 1993 and August 1, 1994, among BanPonce Financial Corp. (Popular North America, Inc.),
            BanPonce Corporation (Popular, Inc.), Merrill Lynch, Pierce,
            Fenner & Smith Incorporated, Credit Suisse First Boston
            Corporation and First Chicago Capital Markets, Inc.
            (incorporated herein by reference to Exhibit 10.12 of Popular's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1999 (File No. 0-13818).
  10.25     Amended and Restated 364-day Credit Agreement, dated as of
            October 11, 2002, among Popular, Inc. and Popular North
            America, Inc., the lenders named therein and JP Morgan Chase
            Bank as Administrative Agent for an aggregate principal amount of $315,000,000.

  10.26 Deferred Prosecution Agreement dated as of January 16, 2003, among Banco Popular de Puerto Rico, a wholly-owned subsidiary of Popular, Inc., the U.S. Department of Justice, the Board of
            Governors of the Federal Reserve Bank System and the Financial
            Crimes Enforcement Network of the U.S. Department of the
            Treasury (incorporated herein by reference to Exhibit 10.25 of Popular Inc.'s Current Report on Form 8-K, filed on February
            6, 2003).
  10.27 Equity One Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 4.4 of Popular, Inc.'s Registration
            Statement on Form S-8, dated November 1, 2002).
   12.1     Computation of Ratio of Earnings to Fixed Charges.
   13.1     Popular's Annual Report to Shareholders for the year ended
            December 31, 2002.
   21.1     Schedule of Subsidiaries of Popular, Inc.
   23.1     Consent of Independent Accountants.
   99.1     Popular's Proxy Statement for the April 30, 2003 Annual
            Meeting of Stockholders.
   99.2     Code of Ethics

            Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.