Form 10-Q
period 2003-03-31
POPULAR INC
filed 2003-05-15
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 2003              Commission file number  0 - 13818

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

          Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock $6.00 Par value                    132,650,737
   ----------------------------       ---------------------------------------
         (Title of Class)             (Shares Outstanding as of May 14, 2003)

                                  POPULAR, INC.

                                                             INDEX


Part I - Financial Information                                                               Page
------------------------------                                                               ----
   Item 1.  Financial Statements

              Unaudited Consolidated Statements of Condition as of March 31, 2003,
                December 31, 2002 and March 31, 2002                                           3

              Unaudited Consolidated Statements of Income for the quarters ended
                March 31, 2003 and 2002                                                        4

              Unaudited Consolidated Statements of Comprehensive Income for
                the quarters ended March 31, 2003 and 2002                                     5

              Unaudited Consolidated Statements of Cash Flows for the quarters ended
                March 31, 2003 and 2002                                                        6

              Notes to Unaudited Consolidated Financial Statements                           7-25

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     26-39

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        39

   Item 4.  Controls and Procedures                                                           42


Part II - Other Information

   Item 1.  Legal Proceedings                                                                 42

   Item 2.  Changes in Securities and Use of Proceeds                                         43

   Item 3.  Defaults upon Senior Securities - None                                           N/A

   Item 4.  Submission of Matters to a Vote of Security Holders - None                       N/A

   Item 5.  Other Information                                                                 43

   Item 6.  Exhibits and Reports on Form 8-K                                                  43

     ---    Signatures                                                                        45

            Certifications                                                                   46-47

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

         With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond market and the magnitude of interest rate and foreign currency exchange rate changes. Moreover, the outcome of litigation, as discussed in "Part II,
Item I. Legal Proceedings," is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

ITEM 1.    FINANCIAL STATEMENTS

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)


(In thousands, except share information)                                           MARCH 31,       December 31,     March 31,
                                                                                     2003             2002             2002
                                                                                 -------------    -------------    -------------
ASSETS
Cash and due from banks                                                          $     689,090    $     652,556    $     383,927
                                                                                 -------------    -------------    -------------
Money market investments:
     Federal funds sold and securities purchased under agreements to resell          1,004,353        1,091,435          716,123
     Time deposits with other banks                                                      4,056            3,057            3,056
     Bankers' acceptances                                                                   51              154              409
                                                                                 -------------    -------------    -------------
                                                                                     1,008,460        1,094,646          719,588
                                                                                 -------------    -------------    -------------
Investment securities available-for-sale, at market value:
     Pledged securities with creditors' right to repledge                            4,366,111        4,397,974        3,339,022
     Other investment securities available-for-sale                                  5,766,363        6,133,929        6,062,136
Investment securities held-to-maturity, at amortized cost                              179,737          180,751          202,022
Trading account securities, at market value:
     Pledged securities with creditors' right to repledge                              464,278          416,979          225,978
     Other trading securities                                                          116,723           93,367           73,437
Loans held-for-sale, at lower of cost or market                                        317,041        1,092,927          900,461
                                                                                 -------------    -------------    -------------
Loans:
 Loans pledged with creditors' right to repledge                                       373,034          420,724          233,442
 Other loans                                                                        19,446,487       18,355,123       17,442,558
 Less - Unearned income                                                                274,680          286,655          319,537
        Allowance for loan losses                                                      383,517          372,797          341,744
                                                                                 -------------    -------------    -------------
                                                                                    19,161,324       18,116,395       17,014,719
                                                                                 -------------    -------------    -------------

Premises and equipment                                                                 471,777          461,177          404,842
Other real estate                                                                       45,759           39,399           34,550
Accrued income receivable                                                              202,491          184,549          191,118
Other assets                                                                           689,449          578,091          549,324
Goodwill                                                                               184,068          182,965          178,501
Other intangible assets                                                                 32,620           34,647           37,741
                                                                                 -------------    -------------    -------------
                                                                                 $  33,695,291    $  33,660,352    $  30,317,366
                                                                                 =============    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                         $   3,453,971    $   3,367,385    $   3,100,625
    Interest bearing                                                                14,183,876       14,247,355       13,423,529
                                                                                 -------------    -------------    -------------
                                                                                    17,637,847       17,614,740       16,524,154
  Federal funds purchased and securities sold under agreements to repurchase         6,642,379        6,684,551        4,564,815
  Other short-term borrowings                                                        1,296,394        1,703,562        2,252,679
  Notes payable                                                                      4,566,492        4,298,853        3,996,616
  Other liabilities                                                                    609,343          677,605          524,350
                                                                                 -------------    -------------    -------------
                                                                                    30,752,455       30,979,311       27,862,614
                                                                                 -------------    -------------    -------------
  Subordinated notes                                                                   125,000          125,000          125,000
                                                                                 -------------    -------------    -------------
  Preferred beneficial interest in Popular North America's junior subordinated
     deferrable interest debentures guaranteed by the Corporation                      144,000          144,000          144,000
                                                                                 -------------    -------------    -------------
  Commitments and contingencies (See Note 8)
                                                                                 -------------    -------------    -------------
Minority interest in consolidated subsidiaries                                           1,240            1,162              925
                                                                                 -------------    -------------    -------------
Stockholders' equity:
  Preferred stock, $25 liquidation value; 10,000,000 shares
    authorized (7,475,000 issued and outstanding at March 31, 2003)                    186,875               --               --
  Common stock, $6 par value; 180,000,000 shares authorized;
    139,254,639 shares issued (December 31, 2002 - 139,133,156;
    March 31, 2002 - 138,853,580) and 132,552,289 shares outstanding
    (December 31, 2002 - 132,439,047; March 31, 2002 - 136,459,471)                    835,528          834,799          833,121
  Surplus                                                                              277,649          278,366          270,766
  Retained earnings                                                                  1,372,061        1,300,437        1,116,963
  Treasury stock - at cost, 6,702,350 shares (December 31, 2002 - 6,694,109;
    March 31, 2002 - 2,394,109)                                                       (205,527)        (205,210)         (66,363)
  Accumulated other comprehensive income, net of  tax of $53,785
   (December 31, 2002 - $53,070; March 31, 2002 - $17,197)                             206,010          202,487           30,340
                                                                                 -------------    -------------    -------------
                                                                                     2,672,596        2,410,879        2,184,827
                                                                                 -------------    -------------    -------------
                                                                                 $  33,695,291    $  33,660,352    $  30,317,366
                                                                                 =============    =============    =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                           Quarters ended
                                                             March 31,
(Dollars in thousands, except per share information)  ----------------------
                                                         2003         2002
                                                      ---------    ---------
INTEREST INCOME:
 Loans                                                $ 377,933    $ 372,221
 Money market investments                                 7,363        7,785
 Investment securities                                  109,801      112,311
 Trading account securities                               8,185        3,502
                                                      ---------    ---------
                                                        503,282      495,819
                                                      ---------    ---------
INTEREST EXPENSE:
 Deposits                                                94,195      112,931
 Short-term borrowings                                   40,789       44,443
 Long-term debt                                          58,537       53,030
                                                      ---------    ---------
                                                        193,521      210,404
                                                      ---------    ---------
Net interest income                                     309,761      285,415
Provision for loan losses                                48,209       54,454
                                                      ---------    ---------
Net interest income after provision for loan losses     261,552      230,961
Service charges on deposit accounts                      39,839       38,973
Other service fees                                       66,426       61,687
Gain (loss) on sale of securities                         1,414       (4,010)
Trading account loss                                       (937)      (1,030)
Derivatives (losses) gains                              (10,655)         511
Gain on sales of loans                                   19,516       17,943
Other operating income                                   16,557       16,334
                                                      ---------    ---------
                                                        393,712      361,369
                                                      ---------    ---------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                              96,036       88,561
   Profit sharing                                         6,245        4,940
   Pension and other benefits                            30,068       26,801
                                                      ---------    ---------
                                                        132,349      120,302
Net occupancy expenses                                   20,460       19,030
Equipment expenses                                       26,350       24,765
Other taxes                                               9,552        9,549
Professional fees                                        18,776       17,507
Communications                                           14,697       13,273
Business promotion                                       15,970       13,367
Printing and supplies                                     4,743        4,509
Other operating expenses                                 18,718       17,321
Amortization of intangibles                               2,027        2,543
                                                      ---------    ---------
                                                        263,642      242,166
                                                      ---------    ---------
Income before income tax and minority interest          130,070      119,203
Income tax                                               30,903       30,148
Net gain of minority interest                               (78)         (11)
                                                      ---------    ---------
NET INCOME                                            $  99,089    $  89,044
                                                      =========    =========
NET INCOME APPLICABLE TO COMMON STOCK                 $  98,140    $  86,534
                                                      =========    =========
EARNINGS PER COMMON SHARE (BASIC AND DILUTED)         $    0.74    $    0.63
                                                      =========    =========
DIVIDENDS DECLARED PER COMMON SHARE                   $    0.20    $    0.20
                                                      =========    =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                 Quarters ended
                                                                    March 31,
(In thousands)                                               ----------------------
                                                                2003        2002
                                                             ---------    ---------
Net  Income                                                  $  99,089    $  89,044
                                                             ---------    ---------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                       (7,789)        (137)
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period, net of tax of $1,678 (2002 - ($11,663))           12,811      (51,124)
    Less: reclassification adjustment for gains (losses)
      included in net income, net of tax of $539
      (2002 - ($1,562))                                            875       (2,447)
   Net loss on cash flow hedges                                 (2,302)      (1,128)
    Less: reclassification adjustment for losses included
      in net income, net of tax of ($1,059) (2002 - ($63))      (1,678)        (100)
   Cumulative effect of accounting change                           --           --
    Less: reclassification adjustment for gains included
      in net income                                                 --            6
                                                             ---------    ---------
   Total other comprehensive income (loss), net of tax       $   3,523    ($ 49,848)
                                                             ---------    ---------
    Comprehensive income                                     $ 102,612    $  39,196
                                                             =========    =========

DISCLOSURE OF ACCUMULATED OTHER COMPREHENSIVE INCOME:


(In thousands)                            MARCH 31,   December 31,  March 31,
                                            2003         2002          2002
                                          ---------   ------------  ---------
Foreign currency translation adjustment   ($ 10,025)   ($  2,236)   ($  1,593)
Unrealized gains on securities              219,561      207,625       32,499
Unrealized losses on derivatives             (3,910)      (3,286)        (950)
Cumulative effect of accounting change          384          384          384
                                          ---------    ---------    ---------
Accumulated other comprehensive income    $ 206,010    $ 202,487    $  30,340
                                          =========    =========    =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            For the quarters ended
                                                                                   March 31,
(In thousands)                                                            --------------------------
                                                                             2003             2002
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    99,089    $    89,044
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                   18,726         19,208
     Provision for loan losses                                                 48,209         54,454
     Amortization of intangibles                                                2,027          2,543
     Net (gain) loss on sales of investment securities                         (1,414)         4,010
     Net loss (gain) on derivatives                                            10,655           (511)
     Net loss (gain) on disposition of premises and equipment                     397            (11)
     Net gain on sales of loans, excluding loans held-for-sale                 (8,566)        (2,826)
     Net amortization of premiums and accretion of discounts                    5,071          4,309
       on investments
     Net amortization of deferred loan fees and costs                           9,402          4,556
     Stock options expense                                                        727             --
     Net decrease in loans held-for-sale                                      138,281         39,027
     Net increase in trading securities                                      (119,365)       (29,229)
     Net increase in accrued income receivable                                (17,942)        (4,975)
     Net increase in other assets                                                 183        (29,473)
     Net decrease in interest payable                                         (12,945)        (9,834)
     Net increase in deferred and current taxes                                 9,440         11,936
     Net increase in postretirement benefit obligation                          2,477          1,494
     Net (decrease) increase in other liabilities                             (48,643)         9,166
                                                                          -----------    -----------
Total adjustments                                                             (47,680)        73,844
                                                                          -----------    -----------
Net cash provided by operating activities                                      51,409        162,888
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                     86,186        104,202
  Purchases of investment securities held-to-maturity                        (140,522)      (132,401)
  Maturities of investment securities held-to-maturity                        141,628        524,322
  Purchases of investment securities available-for-sale                    (1,433,982)    (2,113,882)
  Maturities of investment securities available-for-sale                    1,720,429      1,111,094
  Proceeds from sales of investment securities available-for-sale              38,083        809,302
  Net disbursements on loans                                                 (266,668)      (209,788)
  Proceeds from sales of loans                                                279,750        221,705
  Acquisition of loan portfolios                                             (495,712)      (210,395)
  Acquisition of premises and equipment                                       (29,943)       (19,837)
  Proceeds from sales of premises and equipment                                   220          1,504
                                                                          -----------    -----------
Net cash (used in) provided by investing activities                           (16,131)        85,826
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     24,554        161,347
  Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                        (42,172)    (1,186,952)
  Net (decrease) increase in other short-term borrowings                     (407,168)       425,437
  Net proceeds from  notes payable and capital securities                     267,639        256,405
  Dividends paid                                                              (27,440)       (27,785)
  Proceeds from issuance of common stock                                        3,916          2,846
  Proceeds from issuance of preferred stock                                   182,244             --
  Redemption of preferred stock                                                    --       (102,000)
  Treasury stock acquired                                                        (317)          (227)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                             1,256       (470,929)
                                                                          -----------    -----------
Net increase (decrease) in cash and due from banks                             36,534       (222,215)
Cash and due from banks at beginning of period                                652,556        606,142
                                                                          -----------    -----------
Cash and due from banks at end of period                                  $   689,090    $   383,927
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

The unaudited consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results for the periods presented. These results are unaudited, but include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain minor reclassifications have been made to the prior period consolidated financial statements to conform with the 2003 presentation.

NOTE 2 - ACCOUNTING CHANGES

FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

FASB's Interpretation No. 45 (FIN No. 45) requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Corporation's financial position and results of operations for the quarter ended March 31, 2003. Refer to Note 8 to the unaudited consolidated financial statements for further information.

FIN No. 46 "Consolidation of Variable Interest Entities"

FASB's Interpretation No. 46 (FIN No. 46) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not have a significant impact on the Corporation's financial position or results of operations.

SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, except for certain situations, all provisions of this Statement should be applied prospectively. Also, the provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Management is currently evaluating the impact that SFAS No. 149 may have on the Corporation's financial condition or results of operations.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of March 31, 2003, December 31, 2002 and March 31, 2002 were as follows:


                                                                            AS OF MARCH 31, 2003
                                                           -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized      Market
(In thousands)                                                Cost         Gains          Losses        Value
                                                           -----------   -----------   -----------   -----------
U.S. Treasury securities (average maturity of 3 months)    $   354,931   $     1,783            --   $   356,714
Obligations of other U.S. Government agencies and
    corporations (average maturity of 5 years and
    9 months)                                                6,070,056       121,168   $       244     6,190,980
Obligations of Puerto Rico, States and political
    subdivisions (average maturity of 7 years and
    10 months)                                                  82,541         5,081             2        87,620
Collateralized mortgage obligations (average maturity of
    21 years and 1 month)                                    2,008,239         9,340         1,534     2,016,045
Mortgage-backed securities (average maturity of 21
    years and 7 months)                                        992,061        37,850            49     1,029,862
Equity securities (without contractual maturity)               247,162       101,371            22       348,511
Others (average maturity of 14 years and 11 months)            101,415         1,330             3       102,742
                                                           -----------   -----------   -----------   -----------
                                                           $ 9,856,405   $   277,923   $     1,854   $10,132,474
                                                           ===========   ===========   ===========   ===========



                                                                           AS OF DECEMBER 31, 2002
                                                           -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized      Market
(In thousands)                                                Cost         Gains          Losses        Value
                                                           -----------   -----------   -----------   -----------
U.S. Treasury securities (average maturity of 6 months)    $   354,957   $     5,262            --   $   360,219
Obligations of other U.S. Government agencies and
    corporations (average maturity of 5 years and
    4 months)                                                6,192,871       125,675   $       388     6,318,158
Obligations of Puerto Rico, States and political
    subdivisions (average maturity of 7 years and
    10 months)                                                  79,004         4,915            14        83,905
Collateralized mortgage obligations (average maturity of
    20 years and 6 months)                                   2,172,117        11,964           272     2,183,809
Mortgage-backed securities (average maturity of
    23 years and 5 months)                                   1,094,276        36,556           156     1,130,676
Equity securities (without contractual maturity)               263,342        77,677            22       340,997
Others (average maturity of 16 years and 8 months)              112,342        1,800             3       114,139
                                                           -----------   -----------   -----------   -----------
                                                           $10,268,909   $   263,849   $       855   $10,531,903
                                                           ===========   ===========   ===========   ===========




                                                                                AS OF MARCH 31, 2002
                                                           -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized      Market
(In thousands)                                                Cost         Gains          Losses        Value
                                                           -----------   -----------   -----------   -----------
U.S. Treasury securities (average maturity of 9 months)    $  560,091     $   11,706   $       13     $  571,784
Obligations of other U.S. Government agencies and
    corporations (average maturity of 4 years and
    8 months)                                               5,070,786         28,385       66,048      5,033,123
Obligations of Puerto Rico, States and political
    subdivisions (average maturity of 8 years and
    8 months)                                                  96,806          3,477          188        100,095
Collateralized mortgage obligations (average maturity
    of 20 years and 5 months)                               2,449,183         12,097        7,392      2,453,888
Mortgage-backed securities (average maturity of 22
    years and 5 months)                                       826,041          9,167        6,706        828,502
Equity securities (without contractual maturity)              258,313         55,705           14        314,004

Others (average maturity of 17 years and 9 months)             97,591          2,175            4         99,762
                                                           ----------     ----------   ----------     ----------
                                                           $9,358,811     $  122,712   $   80,365     $9,401,158
                                                           ==========     ==========   ==========     ==========

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final maturity.

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or callable features.

Stock that is owned by the Corporation to comply with regulatory requirements, such as Federal Reserve Bank and Federal Home Loan Bank stock, is included as equity securities available-for-sale, at cost.

NOTE 4  - INVESTMENT SECURITIES HELD-TO-MATURITY

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of March 31, 2003, December 31, 2002 and March 31, 2002 were as follows:

                                                                                AS OF MARCH 31, 2003
                                                           -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized      Market
(In thousands)                                                Cost         Gains          Losses        Value
                                                           -----------   -----------   -----------   -----------
Obligations of other U.S. Government agencies and
 corporations (average maturity of 1 month)                   $ 37,996         --             --       $ 37,996
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 11 years and 2
   months)                                                      69,809   $    344       $    836         69,317
Collateralized mortgage obligations (average maturity of 21
   years and 5 months)                                           1,073         --            107            966
Others (average maturity of 3 years and 11 months)              70,859        351             45         71,165
                                                              --------   --------       --------       --------
                                                              $179,737   $    695       $    988       $179,444
                                                              ========   ========       ========       ========

                                                                               AS OF DECEMBER 31, 2002
                                                           -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized      Market
(In thousands)                                                Cost         Gains          Losses        Value
                                                           -----------   -----------   -----------   -----------
Obligations of other U.S. Government agencies and
corporations (average maturity of 1 month)                   $ 28,618   $      4               --      $ 28,622
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 10 years and 1 month)     80,174        933         $    186        80,921

Collateralized mortgage obligations (average maturity
   of 21 years and 7 months)                                    1,126         --              112         1,014
Others (average maturity of 2 years and 9 months)              70,833        793               --        71,626
                                                             --------   --------         --------      --------
                                                             $180,751   $  1,730         $    298      $182,183
                                                             ========   ========         ========      ========


                                                                                 AS OF MARCH 31, 2002
                                                            -----------------------------------------------------
                                                                           Gross          Gross
                                                            Amortized    Unrealized     Unrealized       Market
(In thousands)                                                Cost         Gains          Losses         Value
                                                           -----------   -----------   -----------    -----------
Obligations of other U.S. Government agencies and
corporations (average maturity of 1 month)                   $ 19,902         --         $      4      $ 19,898
Obligations of Puerto Rico, States and political
   subdivisions (average maturity of 9 years and
   10 months)                                                  99,144   $  2,049               34       101,159
Collateralized mortgage obligations (average maturity of
   22 years and 5 months)                                       1,354         --               82         1,272
 Others (average maturity of 3 years)                          81,622        639              291        81,970
                                                             --------   --------         --------      --------
                                                             $202,022   $  2,688         $    411      $204,299
                                                             ========   ========         ========      ========


Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final maturity.

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or callable features.

NOTE 5 - PLEDGED ASSETS

Securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation's pledged assets, which the secured parties are not permitted to sell or repledge the collateral, were as follows:

                                           MARCH 31,    December 31,  March 31,
(In thousands)                               2003         2002          2002
                                           ----------   ----------   ----------
Investment securities available-for-sale   $2,264,548   $2,046,100   $1,939,364
Investment securities held-to-maturity          2,309        3,278        4,215
Loans                                       3,829,097    3,402,042    2,347,455
                                           ----------   ----------   ----------
                                           $6,095,954   $5,451,420   $4,291,034
                                           ==========   ==========   ==========

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

Futures and forwards are contracts for the delayed delivery of securities in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. The Corporation's use of these contracts qualifies for cash flow hedge accounting in accordance with SFAS No. 133, as amended, and therefore changes in the fair value of the derivative are recorded in other comprehensive income. As of March 31, 2003 the total amount (net of tax) included in accumulated other comprehensive income pertaining to forward contracts was an unrealized loss of $367. These contracts have a maximum maturity of 49 days. As of March 31, 2002, the total amount (net of tax) included in accumulated other comprehensive income pertaining to forward contracts was an unrealized loss of $379.

The Corporation purchased interest rate caps as part of securitization transactions in order to limit the interest rate payable to the security holders. The Corporation's use of these contracts qualifies for cash flow hedge accounting in accordance with SFAS No. 133, as amended. As of March 31, 2003, the fair market value of these interest rate caps was $2,140 included in other assets and the amount included in accumulated other comprehensive income was a loss of $3,362. These contracts have a maximum maturity of 6.8 years. As part of these contracts, during the first quarter of 2003 the Corporation reclassified a loss of $414 from other comprehensive income into earnings related to the ineffective portion of changes in fair value of the cash flow hedge and $440 pertaining to the caplets expiration, as referred to in DIG G20, both amounts are included as an increase to interest expense. Assuming no change in interest rates, $1,920 net of tax, of accumulated other comprehensive loss is expected to be reclassified to earnings over the next twelve months as contractual payments are made. As of March 31, 2002, the fair market value of these interest rate caps included in other assets was $3,370, and the amount included in accumulated other comprehensive income was a loss of $571.

During the last quarter of 2002, the Corporation entered into a $25,000 notional amount interest rate swap to convert floating rate debt to fixed rate debt in order to fix the cost of short-term borrowings. This contract qualified for cash flow hedge accounting in accordance with SFAS No. 133, as amended. As of March 31, 2003, the fair market value of the interest rate swap included in other liabilities was a loss of $390, and the amount included in accumulated other comprehensive income was a loss of $181. This contract matures on October 17, 2005.

For cash flow hedges, gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged item is recorded and in the same period in which the forecasted transaction affects earnings.

The Corporation enters into options on swaps ("swaption") derivative securities, which combine the characteristics of interest rate swaps and options. These swaptions are related to certificates of deposit with returns linked to the Standard & Poor's 500 index through an embedded option, which has been bifurcated from the host contract, and in accordance with SFAS No. 133, as amended, does not qualify for hedge accounting. As of March 31, 2003, the Corporation had a derivative liability of $15,812 representing the fair value of the swaptions, which is included in other liabilities. Also, a derivative liability of $968 which is the fair value of the embedded option and a discount on the certificates of deposit of $13,920 are included in deposits and the changes in the value of these derivatives are recorded in the Statement of Income. As of March 31, 2002, the Corporation had recognized a derivative asset of $5,901 based on the fair value of the swaptions and a derivative liability of $7,586 based on the fair value of the bifurcated option; these amounts are included in other assets and deposits, respectively.


The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific term and notional amounts of the swaps are determined based on management's assessment of future interest rates, as well as other factors. These swaps do not qualify as hedges in accordance with SFAS No. 133, as amended, and therefore changes in fair value of the derivatives are recorded in the statement of income. For the quarters ended March 31, 2003 and March 31, 2002, the Corporation recognized a loss of $10,655 and a gain of $511, respectively, as a result of the changes in fair value of the non-hedging derivatives.

The interest-rate caps and floors embedded in the interest bearing contracts are clearly and closely related to the economic characteristics of the contracts and therefore, as stated in SFAS No. 133, are not bifurcated from the host contracts.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142 requires that goodwill and other indefinite-life intangible assets be tested for impairment at least annually using a two-step process at each reporting unit level. The Corporation's management has defined the reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. For presentation purposes, these reporting units have been aggregated by reportable segments based on the provisions of SFAS No. 131 "Segment Reporting." These segments have been defined as follows: Commercial Banking, Mortgage and Consumer Lending, Auto and Lease Financing and Other. All the operating segments and components that constitute reporting units were determined evaluating the nature of the products and services offered, types of customers, methods used to distribute their products and provide their services, and the nature of their regulatory environment, as well as other similar economic characteristics. Goodwill is assigned to each reporting unit at the time of acquisition.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

                                                         Mortgage       Auto and
                                           Commercial   and Consumer      Lease
(In thousands)                              Banking       Lending       Financing      Other         Total
                                           ----------   ------------    ---------     --------      --------
Balance as of January 1, 2003               $110,482      $ 11,247      $  6,727      $ 54,509      $182,965
Goodwill acquired during the period               --           990            --           113         1,103
Goodwill written-off during the period            --            --            --            --            --
                                            --------      --------      --------      --------      --------
Balance as of March 31, 2003                $110,482      $ 12,237      $  6,727      $ 54,622      $184,068
                                            ========      ========      ========      ========      ========


As of March 31, 2003, December 31, 2002 and March 31, 2002, goodwill totaled $184,068, $182,965 and $178,501, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of March 31, 2003, December 31, 2002 and March 31, 2002:

                                 MARCH 31, 2003             December 31, 2002           March 31, 2002
                            -----------------------     ------------------------    -----------------------
                            GROSS      ACCUMULATED       Gross      Accumulated      Gross     Accumulated
(In thousands)              AMOUNT     AMORTIZATION     Amount      Amortization     Amount    Amortization
                            -------    ------------     -------     ------------    -------    ------------
Core Deposits               $87,739       $58,197       $87,739       $56,263       $87,739       $50,361
Credit-based customer
relationships                    --            --            --            --         7,946         7,704

Other customer
relationships                 2,886           192         2,886           120            --            --
Other intangibles               509           125           509           104           202            81
                            -------       -------       -------       -------       -------       -------
  Total                     $91,134       $58,514       $91,134       $56,487       $95,887       $58,146
                            =======       =======       =======       =======       =======       =======


During the quarter ended March 31, 2003, the Corporation recognized $2,027 in amortization expense related to other intangible assets with definite lives (March 31, 2002 - $2,543).

Certain credit-based customer relationships were fully amortized during the quarter ended June 30, 2002, and as such, their gross amount and accumulated amortization were excluded in that quarter from the accounting records and the tabular disclosure presented above.

The following table presents the estimated aggregate amortization expense of the intangible assets with definite lives that the Corporation has as of March 31, 2003, for each of the following fiscal years:

                (In thousands)
2003               $7,836
2004                7,145
2005                5,543
2006                5,394
2007                3,693

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In the normal course of business there are commercial letters of credit and stand-by letters of credit outstanding, which contract amounts at March 31, 2003 were $28,536 and $139,551, respectively (March 31, 2002 - $13,651 and $78,087;
December 31, 2002 - $19,564 and $126,383). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.

In accordance with the recognition provisions of FIN No. 45, during the first quarter of 2003, the Corporation recorded a liability of $300, which represents the fair value of the obligations undertaken in issuing the guarantees under the stand-by letters of credit issued or modified after December 31, 2002. This liability was included as part of "other liabilities" in the Statement of Condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding as of March 31, 2003 and 2002, and December 31, 2002 represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon, normally within a year. The Corporation's stand-by letters of credit are secured and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

As of March 31, 2003, the Corporation has two outstanding commitments to purchase mortgage loans from other institutions. In 2002, the Corporation entered into a commitment to purchase $100,000 of mortgage loans with the option of purchasing $75,000 in additional loans. The commitment expires on June 30, 2004. As of March 31, 2003, $25,000 in loans had been purchased under this agreement. The other commitment, entered into by the Corporation during the first quarter of 2003, provides for the purchase of $150,000 of mortgage loans with the option of purchasing $50,000 in additional loans. This commitment expires on September 30, 2004. As of March 31, 2003, $50,000 in loans had been purchased under this agreement.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of the Corporation's wholly-owned subsidiaries approximating $3,491,505 at March 31, 2003 (December 31, 2002 - $3,382,800).

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

NOTE 9 - STOCK OPTION PLAN

In September 2002, the Corporation opted to use the fair value method for recording stock options as described in SFAS No. 123 "Accounting for Stock-Based Compensation." During the quarter ended March 31, 2003, the Corporation recognized $727 in stock option expense.

The following table summarizes information about stock options outstanding at March 31, 2003:

(Not in thousands)
                                           Weighted Average    Weighted- Average                  Weighted Average
     Exercise Price          Options      Exercise Price of    Remaining Life of     Options      Exercise Price of
    Range per Share        Outstanding   Options Outstanding  Options Outstanding   Exercisable   Options Exercisable
    ---------------        -----------   -------------------  -------------------   -----------   -------------------
    $28.78 - $35.65          892,049            $31.38             9.42 years        149,955           $29.97

The following table summarizes the stock option activity and related information:

                                        Options    Weighted Average
(Not in thousands)                    Outstanding   Exercise Price
------------------                    -----------  ----------------
Outstanding at January 1, 2002           26,416        $   31.39
Granted                                 423,647            29.11
Exercised                                  (199)           32.60
Forfeited                                (4,789)           28.84
                                        -------        ---------
Outstanding at December 31, 2002        445,075            29.25
Granted                                 451,029            33.46
Exercised                                    --            --
Forfeited                                (4,055)           28.84
                                        -------        ---------
Outstanding at March 31, 2003           892,049        $   31.38
                                        =======        =========

The fair value of these options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2003 were the following: an expected dividend yield of 2.42% (2002 - 2.16%), an average expected life of options of 10 years (2002 - 10 years), an expected volatility of 24.02% (2002- 26.48%) and a risk-free interest rate of 3.76% (2002 - 4.91%). The weighted average fair value of options granted during 2003 was $9.01 per option (2002 - $9.80).

NOTE 10 - SUBORDINATED NOTES AND PREFERRED BENEFICIAL INTEREST IN POPULAR NORTH AMERICA'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES GUARANTEED BY THE CORPORATION

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of BanPonce Trust I's 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I's 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures"). As of March 31, 2003, the Corporation had reacquired $6,000 of the capital securities. BanPonce Trust I is a 100% owned finance subsidiary of the Corporation. The capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as "Preferred Beneficial Interests in Popular North America's Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation." The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of Junior Subordinated Debentures at March 31, 2003 (March 31, 2002 - $154,640; December 31, 2002 - $148,640) and a
related accrued interest receivable of $1,031 (March 31, 2002 - $1,073; December 31, 2002 - $4,126). The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

NOTE 11- STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2003, the Corporation issued 7,475,000 shares of its 6.375% noncumulative monthly income preferred stock, Series A, at a price of $25 per share. The net proceeds to the Corporation, after the underwriting discounts and expenses, amounted to $182,244. Dividends declared during the quarter on the preferred stock amounted to $949.

For the quarter ended March 31, 2003, the Corporation declared cash dividends on common stock amounting to $26,515 (March 31, 2002 - $27,295).

NOTE 12 - EARNINGS PER COMMON SHARE

A computation of earnings per common share follows:

                                                                     Quarter ended
                                                                        March 31,
                                                            -------------------------------
(Dollars in thousands, except share information)                2003                2002
                                                            ------------       ------------
Net income                                                  $     99,089       $     89,044
Less: Preferred stock dividends (and redemption
premium in 2002)                                                     949              2,510
                                                            ------------       ------------
Net income applicable to common stock                       $     98,140       $     86,534
                                                            ============       ============

Average common shares outstanding                            132,576,589        136,475,530
Average potential common shares - stock options                   16,499                 --
                                                            ------------       ------------
Average common shares outstanding - assuming dilution        132,593,088        136,475,530
                                                            ============       ============

Basic earnings per common share                             $       0.74       $       0.63
                                                            ============       ============
Diluted earnings per common share                           $       0.74       $       0.63
                                                            ============       ============


Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation's stock option plan, using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased will be added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share.

Options with an exercise price greater than the average market price of the Corporation's common stock are antidilutive and, therefore, are not included in the computation of diluted earnings per common share. As of March 31, 2003, there were 415,738 weighted average antidilutive stock options outstanding (2002 - 228,107). No dilutive potential common shares were outstanding during the quarter ended March 31, 2002.


NOTE 13 - SUPPLEMENTAL DISCLOSURE ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS

During the quarter ended March 31, 2003, the Corporation paid interest and income taxes amounting to $206,466 and $19,815, respectively (2002 - $220,238 and $11,737). In addition, the loans receivable transferred to other real estate and other property for the quarter ended March 31, 2003 amounted to $19,882 and $6,918, respectively (2002 - $10,740 and $9,267).

During the quarter ended March 31, 2003, the Corporation transferred $637,605 of loans held-for-sale to the loan portfolio (held-for investment) based on management intent and ability.

In addition, $83,345 in mortgage backed securities were sold with a settlement date on April 2003. On the other hand, there were $48,710 in trading securities purchased in March 2003, with a settlement date on April 2003.

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segments for the quarters ended March 31, 2003 and 2002.

                                                                             MARCH 31, 2003
                                            -------------------------------------------------------------------------------
                                                          Mortgage and     Auto and
                                            Commercial      Consumer         Lease
(In thousands)                               Banking        Lending       Financing    Other     Eliminations      Total
                                            ----------    ------------    ---------  ----------  ------------   -----------
Net interest income                           $228,232       $61,546       $18,682         $427        $874        $309,761
Provision for loan losses                       31,023        12,211         4,975                                   48,209
Other income                                    69,690        22,114         5,172       41,929      (6,745)        132,160
Amortization of intangibles                      1,937                                       90                       2,027
Depreciation expense                            12,768         1,184         2,898        1,876                      18,726
Other operating expenses                       163,603        34,361         7,821       37,395        (291)        242,889
Net gain of minority interest                                    (78)                                                   (78)
Income tax                                      16,517        12,916         3,209          (39)     (1,700)         30,903
                                           -----------    ----------    ----------   ---------- -----------     -----------
   Net income                                  $72,074       $22,910        $4,951       $3,034     ($3,880)        $99,089
                                           -----------    ----------    ----------   ---------- -----------     -----------
   Segment Assets                          $26,212,292    $6,192,431    $1,294,593   $7,292,138 $(7,296,163)    $33,695,291
                                           -----------    ----------    ----------   ---------- -----------     -----------

                                                                          MARCH 31, 2002
                                            -------------------------------------------------------------------------------
                                                          Mortgage and   Auto and
                                            Commercial      Consumer       Lease
(In thousands)                               Banking        Lending     Financing      Other     Eliminations      Total
                                            ----------    ------------  -----------  ----------  ------------   -----------
Net interest income (loss)                    $223,018       $48,034       $15,254        ($950)        $59        $285,415
Provision for loan losses                       37,441        10,268         6,745                                   54,454
Other income                                    66,675        17,096         4,737       45,451      (3,551)        130,408
Amortization of intangibles                      2,541                                        2                       2,543
Depreciation expense                            13,792         1,026         2,878        1,512                      19,208
Other operating expenses                       152,091        29,718         7,152       31,673        (219)        220,415
Net gain of minority interest                                    (11)                                                   (11)
Income tax                                      18,121         8,331         1,157        3,440        (901)         30,148
                                           -----------    ----------    ----------   ---------- -----------     -----------
   Net income                                  $65,707       $15,776        $2,059       $7,874     $(2,372)        $89,044
                                           -----------    ----------    ----------   ---------- -----------     -----------
   Segment Assets                          $24,705,291    $4,595,582    $1,089,577   $6,815,654 $(6,888,738)    $30,317,366
                                           -----------    ----------    ----------   ---------- -----------     -----------

INTERSEGMENT REVENUES *

                                                                               Three months ended March 31,
                                                                               ----------------------------
(In thousands)                                                                   2003             2002
                                                                               ---------        ---------
Commercial Banking                                                              $ 16,184        $ 17,027
Mortgage and Consumer Lending                                                    (38,247)        (42,621)
Auto and Lease Financing                                                         (13,071)        (13,153)
Other                                                                             41,005          42,239
                                                                                --------        --------
Total Intersegment Revenues                                                     $  5,871        $  3,492
                                                                                ========        ========


* For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans.


GEOGRAPHIC INFORMATION

                                                                                 Three months ended
                                                                               ------------------------
                                                                               MARCH 31,      March 31,
(In thousands)                                                                  2003            2002
                                                                               --------       --------
Revenues*
Puerto Rico                                                                    $302,945       $282,936
Mainland United States                                                          126,283        117,140
Other                                                                            12,693         15,747
                                                                               --------       --------
Total consolidated revenues                                                    $441,921       $415,823
                                                                               --------       --------

* Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of securities, derivatives (losses) gains, trading account loss, gain on sales of loans and other operating income.


                                                  MARCH 31,         December 31,        March 31,
(In thousands)                                      2003               2002                 2002
                                                 -----------        -----------         -----------
Selected Balance Sheet Information:
Puerto Rico
     Total assets                                $21,946,636        $22,307,784         $20,095,919
     Loans                                        10,008,443         10,065,646           9,870,630
     Deposits                                     11,978,409         12,036,491          10,970,858
Mainland United States
     Total assets                                $11,034,161        $10,637,293          $9,460,601
     Loans                                         9,473,139          9,140,382           8,034,586
     Deposits                                      4,839,951          4,778,234           4,736,838
Other
     Total assets                                   $714,494           $715,275            $760,846
     Loans                                           380,300            376,091             351,708
     Deposits                                        819,487            800,015             816,458

NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR AND ISSUERS OF REGISTERED GUARANTEED SECURITIES:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC), (parent only) Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of March 31, 2003, December 31, 2002 and March 31, 2002, and the results of their operations and cash flows for periods ended March 31, 2003 and 2002. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of February 28, 2003, November 30, 2002 and February 28, 2002, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under various shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance, V.I., Inc. and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA, including its wholly-owned subsidiaries Popular Leasing, U.S.A. and Popular Insurance, U.S.A.; and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from Banco Popular de Puerto Rico.

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2003, BPPR could have declared a dividend of approximately $68,885 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2003
(UNAUDITED)

                                                     Popular, Inc.    PIBI       PNA       All other    Elimination  Popular, Inc.
(In thousands)                                        Holding Co.  Holding Co. Holding Co. Subsidiaries    Entries   Consolidated
                                                      -----------  ----------- ----------- ------------ -----------  ------------
ASSETS
Cash and due from banks                                      $423         $11       $379     $727,524     ($39,247)    $689,090
Money market investments                                   34,707         300     46,643    1,097,231     (170,421)   1,008,460
Investment securities available-for-sale, at market
  value                                                   245,047      30,611      7,067    9,852,849       (3,100)  10,132,474
Investment securities held-to-maturity, at
  amortized cost                                                                              328,377     (148,640)     179,737
Trading account securities, at market value                                                   581,001                   581,001
Investment in subsidiaries                              2,560,556     793,749    869,816      213,593   (4,437,714)
Loans held-for-sale, at lower of cost or market                                               332,080      (15,039)     317,041
                                                       ----------    --------  ---------  -----------   ----------   ----------
Loans                                                      86,380              2,618,106   21,429,272   (4,314,237)  19,819,521
 Less - Unearned income                                                                       274,680                   274,680
        Allowance for loan losses                                                             383,517                   383,517
                                                       ----------    --------  ---------  -----------   ----------   ----------
                                                           86,380              2,618,106   20,771,075   (4,314,237)  19,161,324
                                                       ----------              ---------  -----------   ----------   ----------

Premises and equipment                                     10,988                             460,789                   471,777
Other real estate                                                                              45,759                    45,759
Accrued income receivable                                     312           1     11,891      208,656      (18,369)     202,491
Other assets                                               25,744      30,349     19,084      609,059        5,213      689,449
Goodwill                                                                                      184,068                   184,068
Other intangible assets                                                                        32,620                    32,620
                                                       ----------    --------  ---------  -----------   ----------   ----------
                                                       $2,964,157    $855,021 $3,572,986  $35,444,681  ($9,141,554) $33,695,291
                                                       ==========    ======== ==========  ===========  ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                                                                  $3,493,156     ($39,185)  $3,453,971
     Interest bearing                                                                      14,207,144      (23,268)  14,183,876
                                                                                          -----------   ----------   ----------
                                                                                           17,700,300      (62,453)  17,637,847
  Federal funds purchased and securities sold
    under agreements to repurchase                                              $365,733    6,434,798     (158,152)   6,642,379
  Other short-term borrowings                              $7,496        $115    497,944    1,847,857   (1,057,018)   1,296,394
  Notes payable                                           119,157       8,788  1,850,153    5,987,679   (3,399,285)   4,566,492
  Other liabilities                                        39,908         155     73,599      518,506      (22,825)     609,343
                                                       ----------    --------  ---------  -----------   ----------   ----------
                                                          166,561       9,058  2,787,429   32,489,140   (4,699,733)  30,752,455
                                                       ----------    --------  ---------  -----------   ----------   ----------
  Subordinated notes                                      125,000                                                       125,000
                                                       ----------                                                    ----------
  Preferred beneficial interest in Popular
    North America's junior subordinated deferrable
    interest debentures guaranteed by the
    Corporation                                                                               144,000                   144,000
                                                                                          -----------  -----------   ----------
Minority interest in consolidated subsidiary                                                      110        1,130        1,240
                                                                                          -----------   ----------   ----------
Stockholders' equity:
 Preferred stock                                          186,875                                                       186,875
 Common stock                                             835,528       3,962          2       72,577      (76,541)     835,528
 Surplus                                                  276,056     649,543    596,964    1,335,998   (2,580,912)     277,649
 Retained earnings                                      1,373,654     186,266    184,622    1,272,421   (1,644,902)   1,372,061
 Treasury stock, at cost                                 (205,527)                               (780)         780     (205,527)
 Accumulated other comprehensive income, net of tax       206,010       6,192      3,969      131,215     (141,376)     206,010
                                                       ----------    --------  ---------  -----------   ----------   ----------
                                                        2,672,596     845,963    785,557    2,811,431   (4,442,951)   2,672,596
                                                       ----------    --------  ---------  -----------   ----------   ----------
                                                       $2,964,157    $855,021 $3,572,986  $35,444,681  ($9,141,554) $33,695,291
                                                       ==========    ======== ==========  ===========  ===========  ===========

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2002
(UNAUDITED)


                                                  Popular, Inc.     PIBI         PNA        All other     Elimination  Popular, Inc.
(In thousands)                                     Holding Co.   Holding Co.  Holding Co.  Subsidiaries     Entries    Consolidated
                                                  ------------   -----------  -----------  ------------   -----------  -------------
ASSETS
Cash and due from banks                                 $324         $70        $1,161        $694,114      ($43,113)      $652,556
Money market investments                               2,937         300         9,708       1,250,994      (169,293)     1,094,646
Investment securities available-for-sale,
  at market value                                    223,661      28,290         6,720      10,278,232        (5,000)    10,531,903

Investment securities held-to-maturity,
  at amortized cost                                                                            329,391       (148,640)      180,751
Trading account securities, at market value                                                    510,346                      510,346
Investment in subsidiaries, at equity              2,322,470     624,306       850,071         199,869    (3,996,716)
Loans held-for-sale, at lower of cost or
  market value                                                                               1,109,161       (16,234)     1,092,927
                                                  ----------    --------    ----------    ------------  -------------  -------------
Loans                                                167,523                 2,573,222      20,341,601    (4,306,499)    18,775,847
Less - Unearned income                                                                         286,655                      286,655
       Allowance for loan losses                                                               372,797                      372,797
                                                  ----------    --------    ----------    ------------  -------------  -------------
                                                     167,523                 2,573,222      19,682,149    (4,306,499)    18,116,395
                                                  ----------    --------    ----------    ------------  -------------  -------------

Premises and equipment                                11,192                                   449,985                      461,177
Other real estate                                                                               39,399                       39,399
Accrued income receivable                                294           2        11,891         194,372       (22,010)       184,549
Other assets                                          21,781      36,409        15,068         503,268          1,565       578,091
Goodwill                                                                                       182,965                      182,965
Other intangible assets                                                                         34,647                       34,647
                                                  ----------    --------    ----------    ------------  -------------  -------------
                                                  $2,750,182    $689,377    $3,467,841     $35,458,892   ($8,705,940)   $33,660,352
                                                  ==========    ========    ==========     ===========   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
       Non-interest bearing                                                                 $3,410,409      ($43,024)    $3,367,385
       Interest bearing                                                                     14,270,528       (23,173)    14,247,355
                                                                                          ------------  -------------  -------------
                                                                                            17,680,937       (66,197)    17,614,740
  Federal funds purchased and securities
    sold under agreements to repurchase              $10,300                  $498,883       6,307,488      (132,120)     6,684,551
  Other short-term borrowings                         29,191         $90       439,052       2,477,471    (1,242,242)     1,703,562
  Notes payable                                      137,777       8,788     1,849,017       5,517,986    (3,214,715)     4,298,853
  Other liabilities                                   37,035         166        64,705         604,830       (29,131)       677,605
                                                  ----------    --------    ----------    ------------  -------------  -------------
                                                     214,303       9,044     2,851,657      32,588,712    (4,684,405)    30,979,311
                                                  ----------    --------    ----------    ------------  -------------  -------------
  Subordinated notes                                 125,000                                                                125,000
                                                  ----------                                                           -------------

  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                                                         144,000                      144,000
                                                                                          ------------  -------------  -------------
Minority interest in consolidated subsidiaries                                                     110          1,052         1,162
                                                                                          ------------  -------------  -------------
Stockholders' equity:
 Common stock                                        834,799       3,962             2          72,577       (76,541)       834,799
 Surplus                                             278,366     492,543       439,964       1,335,498    (2,268,005)       278,366
 Retained earnings                                 1,300,437     170,874       170,956       1,178,321    (1,520,151)     1,300,437
 Treasury stock, at cost                            (205,210)                                     (463)          463       (205,210)
 Accumulated other comprehensive income,
  net of tax                                         202,487      12,954         5,262         140,137      (158,353)       202,487
                                                  ----------    --------    ----------    ------------  -------------  -------------
                                                   2,410,879     680,333       616,184       2,726,070    (4,022,587)     2,410,879
                                                  ----------    --------    ----------    ------------  -------------  -------------
                                                  $2,750,182    $689,377    $3,467,841     $35,458,892   ($8,705,940)   $33,660,352
                                                  ==========    ========    ==========     ===========   ===========    ===========


POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2002
(UNAUDITED)

                                                 Popular, Inc.     PIBI          PNA         All other    Elimination  Popular, Inc.
(In thousands)                                    Holding Co.   Holding Co.   Holding Co.   Subsidiaries    Entries    Consolidated
                                                 -------------  -----------   -----------   ------------  -----------  -------------
ASSETS
Cash and due from banks                           $       319   $        27   $       673   $   429,586      ($46,678)  $   383,927
Money market investments                                5,436           301            47       973,980      (260,176)      719,588
Investment securities available-for-sale,
  at market value                                     206,696        22,233         6,580     9,173,949        (8,300)    9,401,158
Investment securities held-to-maturity, at
  amortized cost                                                                                356,662      (154,640)      202,022
Trading account securities, at market value                                                     305,415        (6,000)      299,415
Investment in subsidiaries                          2,137,166       571,625       784,124       171,229    (3,664,144)
Loans held-for-sale, at lower of cost or
  market value                                                                                  872,949        27,512       900,461
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Loans                                                 261,591                   2,603,774    18,978,571    (4,167,936)   17,676,000
Less - Unearned income                                                                          319,537                     319,537
       Allowance for loan losses                                                                341,744                     341,744
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                      261,591                   2,603,774    18,317,290    (4,167,936)   17,014,719
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Premises and equipment                                 11,802                                   393,040                     404,842
Other real estate                                                                                34,550                      34,550
Accrued income receivable                                 451             1        12,142       197,871       (19,347)      191,118
Other assets                                           22,489        33,511         9,054       482,751         1,519       549,324
Goodwill                                                                                        178,501                     178,501
Other intangible assets                                                                          37,741                      37,741
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $ 2,645,950   $   627,698   $ 3,416,394   $31,925,514   ($8,298,190)  $30,317,366
                                                  ===========   ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing                                                                     $ 3,147,244      ($46,619)  $ 3,100,625
   Interest bearing                                                                          13,454,116       (30,587)   13,423,529
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                                                             16,601,360       (77,206)   16,524,154
  Federal funds purchased and securities sold
    under agreements to repurchase                $    40,300                 $   399,038     4,339,067      (213,590)    4,564,815
  Other short-term borrowings                          59,975   $     4,297       426,568     2,812,312    (1,050,473)    2,252,679
  Notes payable                                       191,733                   1,980,974     5,065,598    (3,241,689)    3,996,616
  Other liabilities                                    44,115            81        46,582       458,479       (24,907)      524,350
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                      336,123         4,378     2,853,162    29,276,816    (4,607,865)   27,862,614
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Subordinated notes                                  125,000                                                               125,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Preferred beneficial interests in Popular
    North America's junior subordinated
    deferrable interest debentures guaranteed
    by the Corporation                                                                          150,000        (6,000)      144,000
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Minority interest in consolidated subsidiary                                                        110           815           925
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Stockholders' equity:
 Common stock                                         833,121         3,962             2        72,575       (76,539)      833,121
 Surplus                                              270,766       492,494       439,964     1,335,418    (2,267,876)      270,766
 Retained earnings                                  1,116,963       122,542       125,942     1,101,995    (1,350,479)    1,116,963
 Treasury stock, at cost                              (66,363)                                     (463)          463       (66,363)
 Accumulated other comprehensive income (loss),
   net of tax                                          30,340         4,322        (2,676)      (10,937)        9,291        30,340
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                    2,184,827       623,320       563,232     2,498,588    (3,685,140)    2,184,827
                                                  -----------   -----------   -----------   -----------   -----------   -----------
                                                  $ 2,645,950   $   627,698   $ 3,416,394   $31,925,514   ($8,298,190)  $30,317,366
                                                  ===========   ===========   ===========   ===========   ===========   ===========

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF  INCOME
FOR THE QUARTER ENDED MARCH 31, 2003
(UNAUDITED)

                                                      Popular,Inc.    PIBI        PNA       All other    Elimination  Popular, Inc.
(In thousands)                                         Holding Co. Holding Co. Holding Co. Subsidiaries    Entries    Consolidated
--------------                                        ------------ ----------- ----------- ------------    -------    ------------
INTEREST INCOME:
Loans                                                    $1,538                 $ 36,450     $394,242      ($54,297)    $377,933
Money market investments                                     47     $     2           39       18,525       (11,250)       7,363
Investment securities                                       444                      198      112,096        (2,937)     109,801
Trading account securities                                                                      8,185                      8,185
                                                        -------     -------     --------     --------     ---------      -------
                                                          2,029           2       36,687      533,048       (68,484)     503,282
                                                        -------     -------     --------     --------     ---------      -------
INTEREST EXPENSE:
Deposits                                                                                       94,350          (155)      94,195
Short-term borrowings                                       203                    5,094       54,810       (19,318)      40,789
Long-term debt                                            4,582          57       32,091       71,693       (49,886)      58,537
                                                        -------     -------     --------     --------     ---------      -------
                                                          4,785          57       37,185      220,853       (69,359)     193,521
                                                        -------     -------     --------     --------     ---------      -------
Net interest (loss) income                               (2,756)        (55)        (498)     312,195           875      309,761
Provision for loan losses                                                                      48,209                     48,209
                                                        -------     -------     --------     --------     ---------      -------
Net interest (loss) income after provision for
  loan losses                                            (2,756)        (55)        (498)     263,986           875      261,552
Service charges on deposit accounts                                                            39,851           (12)      39,839
Other service fees                                                                             67,588        (1,162)      66,426
(Loss) gain on sale of securities                                                    (27)       1,441                      1,414
Trading account loss                                                                             (937)                      (937)
Derivatives (losses) gains                                                       (10,813)         158                    (10,655)
Gain on sales of loans                                                                         23,706        (4,190)      19,516
Other operating income                                    4,320       1,633                    11,984        (1,380)      16,557
                                                        -------     -------     --------     --------     ---------      -------
                                                          1,564       1,578      (11,338)      407,777       (5,869)     393,712
                                                        -------     -------     --------     --------     ---------      -------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                              78                    95,957             1       96,036
   Profit sharing                                                                               6,245                      6,245
   Pension and other benefits                                            17                    30,051                     30,068
                                                        -------     -------     --------     --------     ---------      -------
                                                                         95                   132,253             1      132,349
Net occupancy expenses                                                    3                    20,457                     20,460
Equipment expenses                                                                             26,350                     26,350
Other taxes                                                 291                                 9,261                      9,552
Professional fees                                           209           5           71       18,567           (76)      18,776
Communications                                                8                                14,689                     14,697
Business promotion                                                                             15,970                     15,970
Printing and supplies                                                                           4,743                      4,743
Other operating expenses                                     66          23          131       18,715          (217)      18,718
Amortization of intangibles                                                                     2,027                      2,027
                                                        -------     -------     --------     --------     ---------      -------
                                                            574         126          202      263,032          (292)     263,642
                                                        -------     -------     --------     --------     ---------      -------
Income (loss) before income tax, minority interest
and equity in earnings of subsidiaries                      990       1,452      (11,540)     144,745        (5,577)     130,070
Income tax                                                                        (4,051)      36,654        (1,700)      30,903
Net gain of minority interest                                                                    (78)                        (78)
                                                        -------     -------     --------     --------     ---------      -------
Income (loss) before equity in earnings of                  990       1,452       (7,489)     108,013        (3,877)      99,089
subsidiaries
Equity in earnings of subsidiaries                       98,099      13,940       21,154       12,105      (145,298)
                                                        -------     -------     --------     --------     ---------      -------
NET INCOME                                              $99,089     $15,392     $ 13,665     $120,118     ($149,175)     $99,089
                                                        =======     =======     ========     ========     =========      =======

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2002
(UNAUDITED)

                                                  Popular, Inc.    PIBI         PNA        Other        Elimination   Popular,  Inc.
(In thousands)                                     Holding Co.  Holding Co.  Holding Co. Subsidiaries     entries     Consolidated
                                                  ------------  -----------  ----------- ------------   -----------   --------------
INTEREST INCOME:
 Loans                                               $ 3,444                  $38,186      $388,811       ($58,220)     $372,221
 Money market investments                                121      $     3           6        18,598        (10,943)        7,785
 Investment securities                                   192                      189       115,203         (3,273)      112,311
 Trading account securities                                                                   3,545            (43)        3,502
                                                     -------      -------     -------      --------      ---------       -------
                                                       3,757            3      38,381       526,157        (72,479)      495,819
                                                     -------      -------     -------      --------      ---------       -------
INTEREST EXPENSE:
 Deposits                                                                                   113,186           (255)      112,931
 Short-term borrowings                                   317           22       5,776        57,244        (18,916)       44,443
 Long-term debt                                        5,248                   33,014        68,135        (53,367)       53,030
                                                     -------      -------     -------      --------      ---------       -------
                                                       5,565           22      38,790       238,565        (72,538)      210,404
                                                     -------      -------     -------      --------      ---------       -------
Net interest (loss) income                            (1,808)         (19)       (409)      287,592             59       285,415
Provision for loan losses                                                                    54,454                       54,454
                                                     -------      -------     -------      --------      ---------       -------
Net interest (loss) income after provision
 for loan losses                                      (1,808)         (19)       (409)      233,138             59       230,961
Service charges on deposit accounts                                                          38,973                       38,973
Other service fees                                                                           61,750            (63)       61,687
Loss on sale of securities                                                                   (4,010)                      (4,010)
Trading account loss                                                                         (1,030)                      (1,030)
Derivatives gains (losses)                                                        645          (134)                         511
Gain on sales of loans                                                                       20,603         (2,660)       17,943
Other operating income                                 2,135        1,614                    13,414           (829)       16,334
                                                     -------      -------     -------      --------      ---------       -------
                                                         327        1,595         236       362,704         (3,493)      361,369
                                                     -------      -------     -------      --------      ---------       -------
OPERATING EXPENSES:
Personnel costs:
   Salaries                                                            78                    88,483                       88,561
   Profit sharing                                                                             4,940                        4,940
   Pension and other benefits                                          16                    26,785                       26,801
                                                     -------      -------     -------      --------      ---------       -------
                                                                       94                   120,208                      120,302
Net occupancy expenses                                                  3                    19,027                       19,030
Equipment expenses                                                                           24,765                       24,765
Other taxes                                              245                                  9,304                        9,549
Professional fees                                        146            4          46        17,391            (80)       17,507
Communications                                             8                                 13,265                       13,273
Business promotion                                                                           13,367                       13,367
Printing and supplies                                                                         4,509                        4,509
Other operating expenses                                  53           20         107        17,281           (140)       17,321
Amortization of intangibles                                                                   2,543                        2,543
                                                     -------      -------     -------      --------      ---------       -------
                                                         452          121         153       241,660           (220)      242,166
                                                     -------      -------     -------      --------      ---------       -------
(Loss) income before income tax, minority
 interest and equity in earnings of subsidiaries        (125)       1,474          83       121,044         (3,273)      119,203
Income tax                                               (13)                      17        31,045           (901)       30,148
Net gain of minority interest                                                                   (11)                         (11)
                                                     -------      -------     -------      --------      ---------       -------
(Loss) income before equity in earnings
 of subsidiaries                                        (112)       1,474          66        89,988         (2,372)       89,044
Equity in earnings of subsidiaries                    89,156       15,320      15,189         6,954       (126,619)
                                                     -------      -------     -------      --------      ---------       -------
NET INCOME                                           $89,044      $16,794     $15,255      $ 96,942      ($128,991)      $89,044
                                                     =======      =======     =======      ========      =========       =======

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2003
(UNAUDITED)

                                                    Popular,  Inc.     PIBI        PNA       All other   Elimination   Consolidated
(In thousands)                                        Holding Co.   Holding Co. Holding Co. Subsidiaries    Entries    Popular, Inc.
                                                    --------------  ----------- ----------- ------------    -------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  99,089     $  15,392    $ 13,665    $  120,118    ($149,175)   $   99,089
                                                      ----------    ---------    --------    ----------    ---------    ----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in undistributed earnings of
      subsidiaries                                      (98,099)      (13,940)    (21,154)      (12,105)     145,298
    Depreciation and amortization of premises
      and equipment                                         203                                  18,523                     18,726
    Provision for loan losses                                                                    48,209                     48,209
    Amortization of intangibles                                                                   2,027                      2,027
    Net loss (gain) on sales of investment
      securities                                                                       27        (1,441)                    (1,414)
    Net loss (gain) on derivatives                                                 10,813          (158)                    10,655
    Net loss on disposition of premises and equipment                                               397                        397
    Net gain on sales of loans, excluding loans
      held-for-sale                                                                              (8,566)                    (8,566)
    Net amortization of premiums and accretion of
      discounts on investments                                                                    5,071                      5,071
    Net amortization of deferred loan fees and costs                                              9,402                      9,402
    Stock options expense                                     33                                    694                        727
    Net decrease in loans held-for-sale                                                         139,476       (1,195)      138,281
    Net increase in trading securities                                                         (119,365)                  (119,365)
    Net (increase) decrease in accrued income
      receivable                                            (18)            1                   (14,284)      (3,641)      (17,942)
    Net increase in other assets                         (6,635)       (1,525)        (28)        9,331         (960)          183
    Net increase (decrease) in interest payable              135           57      (1,152)      (15,688)       3,703       (12,945)
    Net increase (decrease) in deferred and
      current taxes                                        2,672                   (1,076)       10,532       (2,688)        9,440
    Net increase in postretirement benefit obligation                                             2,477                      2,477
    Net increase (decrease) in other liabilities             734          (69)     (3,740)      (48,168)       2,600       (48,643)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Total adjustments                                      (100,975)      (15,476)    (16,310)      (58,036)     143,117       (47,680)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash (used in) provided by operating
  activities                                             (1,886)          (84)     (2,645)       62,082       (6,058)       51,409
                                                      ----------    ---------    --------    ----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in money market
      investments                                       (31,770)                  (36,935)      153,763        1,128        86,186
    Purchases of investment securities
      held-to-maturity                                                                         (140,522)                  (140,522)
    Maturities of investment securities
      held-to-maturity                                                                          141,628                    141,628
    Purchases of investment securities
      available-for-sale                                                          (13,779)   (1,420,203)                (1,433,982)
    Maturities of investment securities
      available-for-sale                                                                      1,722,329       (1,900)    1,720,429
    Proceeds from sales of investment securities
      available-for-sale                                                           13,583        24,500                     38,083
    Net collections (disbursements) on loans             81,143                   (44,884)     (310,665)       7,738      (266,668)
    Proceeds from sales of loans                                                                279,750                    279,750
    Acquisition of loan portfolios                                                             (495,712)                  (495,712)
    Capital contribution to subsidiary                 (180,000)     (157,000)                               337,000
    Acquisition of premises and equipment                                                       (29,943)                   (29,943)
    Proceeds from sale of premises and equipment                                                    220                        220
    Dividends received from subsidiary                   26,100                                              (26,100)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash (provided by) used in investing
  activities                                            (104,527)    (157,000)    (82,015)        9,545      317,866      (16,131)
                                                      ----------    ---------    --------    ----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                     20,811        3,743        24,554
    Net (decrease) increase in federal funds
      purchased and securities sold under
      agreements to repurchase                          (10,300)                 (133,150)      127,310      (26,032)      (42,172)
    Net (decrease) increase in other short-term
      borrowings                                        (21,695)           25      58,892      (629,614)     185,224      (407,168)
    Net (payments of) proceeds from notes
      payable and capital securities                    (18,620)                    1,136       469,693     (184,570)      267,639
    Dividends paid to parent company                                                            (26,100)      26,100
    Dividends paid                                      (27,440)                                                           (27,440)
    Proceeds from issuance of common stock                 3,916                                                             3,916
    Net proceeds from issuance of
      preferred stock                                    180,651                                               1,593       182,244
    Treasury stock acquired                                                                        (317)                      (317)
    Capital contribution from parent                                  157,000     157,000                   (314,000)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash provided by (used in) financing
  activities                                             106,512      157,025      83,878       (38,217)    (307,942)        1,256
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net increase (decrease) in cash and due
  from banks                                                  99          (59)       (782)       33,410        3,866        36,534
Cash and due from banks at beginning
  of period                                                  324           70       1,161       694,114      (43,113)      652,556
                                                      ----------    ---------    --------    ----------    ---------    ----------
Cash and due from banks at end of period              $      423    $      11    $    379    $  727,524     ($39,247)   $  689,090
                                                      ==========    =========    ========    ==========    =========    ==========

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2002
(UNAUDITED)

                                                     Popular, Inc.    PIBI         PNA      All other   Elimination   Consolidated
(In thousands)                                        Holding Co.  Holding Co. Holding Co. Subsidiaries   Entries     Popular, Inc.
                                                     ------------  ----------- ----------- ------------ -----------   -------------
Cash flows from operating activities:
  Net income                                           $  89,044    $ 16,794    $  15,255   $   96,942   ($128,991)     $    89,044
                                                       ---------    --------    ---------   ----------   ---------      -----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in undistributed earnings of
      subsidiaries                                       (89,156)    (15,320)     (15,189)      (6,954)    126,619
    Depreciation and amortization of premises
      and equipment                                          203                                19,005                       19,208
    Provision for loan losses                                                                   54,454                       54,454
    Amortization of intangibles                                                                  2,543                        2,543
    Net loss on sale of investment securities                                                    4,010                        4,010
    Net (gain) loss on derivatives                                                   (645)         134                         (511)
    Net gain on disposition of premises and equipment                                              (11)                         (11)
    Net gain on sale of loans, excluding loans
      held-for-sale                                                                             (2,826)                      (2,826)
    Net amortization of premiums and accretion of
      discounts on investments                                                                   4,309                        4,309
    Net decrease in loans held-for-sale                                                         84,453     (45,426)          39,027
    Net amortization of deferred loan fees and costs                                             4,556                        4,556
    Net increase in trading securities                                                         (34,309)      5,080          (29,229)
    Net (increase) decrease in accrued income
      receivable                                            (127)          1          121       (1,573)     (3,397)          (4,975)
    Net (increase) decrease in other assets               (1,663)     (1,501)         261      (25,361)     (1,209)         (29,473)
    Net increase (decrease) in interest payable              754          14       (1,709)      (8,893)                      (9,834)
    Net increase (decrease) in deferred and
      current taxes                                         (45)                      (54)      11,826         209           11,936
    Net increase in postretirement benefit obligation                                            1,494                        1,494
    Net increase (decrease) in other liabilities           1,271          (5)         709         (554)      7,745            9,166
                                                       ---------    --------    ---------   ----------   ---------      -----------
Total adjustments                                        (88,763)    (16,811)     (16,506)     106,303      89,621           73,844
                                                       ---------    --------    ---------   ----------   ---------      -----------
Net cash provided by (used in) operating activities          281         (17)      (1,251)     203,245     (39,370)         162,888
                                                       ---------    --------    ---------   ----------   ---------      -----------
Cash flows from investing activities:
    Net decrease in money market
      investments                                        107,500           1          395      101,322    (105,016)         104,202
    Purchases of investment securities
       held-to-maturity                                                                       (132,401)                    (132,401)
    Maturities of investment securities
       held-to-maturity                                                                        524,322                      524,322
    Purchases of investment securities
      available-for-sale                                 (36,197)                     (38)  (2,076,987)       (660)      (2,113,882)
    Maturities of investment securities
      available-for-sale                                                                     1,113,794      (2,700)       1,111,094
    Proceeds from sales of investment securities
      available-for-sale                                                                       809,302                      809,302
    Net disbursements on loans                           (65,180)                 (66,753)    (196,196)    118,341         (209,788)
    Proceeds from sale of loans                                                                221,705                      221,705
    Acquisition of loan portfolios                                                            (210,395)                    (210,395)
    Acquisition of premises and equipment                                                      (19,837)                     (19,837)
    Proceeds from sale of premises and equipment                                                 1,504                        1,504
    Dividends received from subsidiary                    27,500                                           (27,500)
                                                       ---------    --------    ---------   ----------   ---------      -----------
Net cash provided by (used in) investing
  activities                                              33,623           1      (66,396)     136,133     (17,535)          85,826
                                                       ---------    --------    ---------   ----------   ---------      -----------
Cash flows from financing activities:
    Net increase in deposits                                                                   177,783     (16,436)         161,347
    Net increase (decrease) in federal funds
      purchased and securities sold under
      agreements to repurchase                            40,300                  (22,580)  (1,222,816)     18,144       (1,186,952)
    Net increase (decrease) in other short-term
      borrowings                                          59,975          25     (109,874)     147,536     327,775          425,437
    Net (payments) proceeds from issuance
      of notes payable and capital securities             (7,184)                 200,522      356,338    (293,271)         256,405
    Dividends paid                                       (27,785)                              (27,500)     27,500          (27,785)
    Proceeds from issuance of common stock                 2,846                                                              2,846
    Redemption of preferred stock                       (102,000)                                                          (102,000)
    Treasury stock acquired                                                                       (227)                        (227)
                                                       ---------    --------    ---------   ----------   ---------      -----------
Net cash (used in) provided by financing
  activities                                             (33,848)         25       68,068     (568,886)     63,712         (470,929)
                                                       ---------    --------    ---------   ----------   ---------      -----------
Net increase (decrease) in cash and due from
  banks                                                       56           9          421     (229,508)      6,807         (222,215)
Cash and due from banks at beginning of year                 263          18          252      659,094     (53,485)         606,142
                                                       ---------    --------    ---------   ----------   ---------      -----------
Cash and due from banks at end of year                 $     319    $     27    $     673   $  429,586    ($46,678)     $   383,927
                                                       =========    ========    =========   ==========   =========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE A

FINANCIAL HIGHLIGHTS

                                                                                      AVERAGE FOR THE THREE
                                                  AT MARCH 31,                        MONTHS ENDED MARCH 31,
                                    ---------------------------------------   ---------------------------------------
BALANCE SHEET HIGHLIGHTS                2003          2002         Change         2003         2002         Change
                                    -----------   -----------   -----------   -----------   -----------   -----------
(In thousands)

Money market investments            $ 1,008,460   $   719,588   $   288,872   $   972,373   $   927,038   $    45,335
Investment and trading securities    10,893,212     9,902,595       990,617    10,909,397     9,871,684     1,037,713
Loans                                19,861,882    18,256,924     1,604,958    19,537,968    18,058,011     1,479,957
Total assets                         33,695,291    30,317,366     3,377,925    33,158,518    30,417,589     2,740,929
Deposits                             17,637,847    16,524,154     1,113,693    17,526,977    16,526,180     1,000,797
Borrowings                           12,774,265    11,083,110     1,691,155    12,797,395    11,283,963     1,513,432
Stockholders' equity                  2,672,596     2,184,827       487,769     2,314,620     2,154,243       160,377


                                                                         FIRST QUARTER
                                                             --------------------------------------
OPERATING HIGHLIGHTS                                            2003          2002          Change
                                                             --------       --------       --------
(In thousands, except per share
information)

Net interest income                                          $309,761       $285,415       $ 24,346
Provision for loan losses                                      48,209         54,454         (6,245)
Fees and other income                                         132,160        130,408          1,752
Other expenses, net of minority interest                      294,623        272,325         22,298
Net income                                                   $ 99,089       $ 89,044       $ 10,045
Net income applicable to common stock                        $ 98,140       $ 86,534       $ 11,606
Earnings per common share (basic and diluted)                $   0.74       $   0.63       $   0.11


SELECTED STATISTICAL                                              FIRST QUARTER
INFORMATION                                                    --------------------
                                                                2003          2002
                                                               ------        ------
COMMON STOCK DATA - Market price
                      High                                     $34.97        $29.94
                      Low                                       31.95         27.50
                      End                                       33.99         29.22
                    Book value at period end                    18.75         16.01
                    Dividends declared                           0.20          0.20
                    Dividend payout ratio                       27.45%        30.85%
                    Price/earnings ratio                        12.50x        12.87x

PROFITABILITY RATIOS  -  Return on assets                        1.21%         1.19%
                         Return on common equity                17.39         16.83
                         Net interest spread
                           (taxable equivalent)                  3.90          3.80
                         Net interest yield
                           (taxable equivalent)                  4.30          4.30
                         Effective tax rate                     23.76         25.29
                         Overhead ratio *                       42.45         39.16
                         Efficiency ratio **                    58.32         57.61

CAPITALIZATION RATIOS -  Equity to assets                        6.98%         7.08%
                         Tangible equity to assets               6.42          6.29
                         Equity to loans                        11.85         11.93
                         Internal capital generation            12.09         11.35
                         Tier I capital to risk -
                           adjusted assets                      10.96         10.20
                         Total capital to risk -
                           adjusted assets                      12.67         11.99
                         Leverage ratio                          7.02          6.34

* Non-interest expense less non-interest income divided by net interest income.

** Non-interest expense divided by net interest income plus recurring fee income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis. The Corporation is a financial holding company, which offers a wide range of products and services to consumer and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation's subsidiaries are engaged in the following businesses:

         Commercial Banking - Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

         Auto Loans and Lease Financing - Popular Auto, Inc. and Popular Leasing, U.S.A.

         Mortgage and Consumer Lending - Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Levitt Mortgage Corporation

         Broker / Dealer - Popular Securities, Inc.

         Processing and Information Technology Services and Products - GM Group, ATH Costa Rica and CreST, S.A.

         Retail Financial Services - Popular Cash Express, Inc.

         Insurance Agency- Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc. and Popular Insurance V.I., Inc.

CRITICAL ACCOUNTING POLICIES

The Corporation's accounting policies are essential to the understanding of its financial statements. The Corporation has identified as critical accounting policies those related to loans and allowance for loan losses, investment securities, the assessment of fair value, income taxes, goodwill and other intangible assets, stock options and pension and post retirement benefit obligations. The critical accounting policies involve significant management judgment associated with estimates about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. For a summary of the Corporation's critical accounting policies, refer to that particular section in the Management's Discussion and Analysis included in Popular, Inc.'s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation's significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2002.


NET INCOME

The Corporation reported net income of $99.1 million for the first quarter of 2003, compared with $89.0 million for the same quarter of 2002, an increase of $10.1 million, or 11%. Earnings per common share (EPS), basic and diluted, for the quarter ended March 31, 2003, were $0.74, compared with $0.63 for the same period in 2002. Refer to Note 12 to the consolidated financial statements for a detail of the average shares used in the computation of basic and diluted EPS. Return on assets (ROA) and return on common equity (ROE) for the first quarter of 2003 were 1.21% and 17.39%, respectively, compared with 1.19% and 16.83% for the same period in 2002.

The Corporation's net income for the first quarter of 2003, when compared with the same period a year ago, reflected higher net interest income by $24.4 million and non-interest income by $1.8 million, and a lower provision for loan losses by $6.2 million. These variances were partially offset by a rise in operating expenses of $21.4 million and an increase in income tax of $0.8 million.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2003 rose to $309.8 million, an increase of $24.4 million, or 9%, over the same quarter of 2002. On a taxable equivalent basis, net interest income increased to $337.6 million from $310.4 million in the same quarter of 2002.

The improvement of $27.2 million in net interest income on a taxable equivalent basis from the first quarter of 2002 resulted from a $21.4 million increase due to a higher volume of average earning assets and a $5.8 million increase due to a higher net interest spread.

Table B presents the different components of the Corporation's net interest income for the first quarter of 2003, as compared with the same quarter of 2002, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and its agencies and the Puerto Rico Commonwealth, generate interest, which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (statutory tax rate of 39%).

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
PERIOD ENDED MARCH 31, 2003

                                                                                                                     VARIANCE
      AVERAGE VOLUME        AVERAGE YIELDS                                                  INTEREST               ATTRIBUTABLE TO
--------------------------  -------------- --------                               ----------------------------   -----------------
  2003    2002    VARIANCE   2003    2002  VARIANCE                                 2003      2002    VARIANCE     RATE    VOLUME
-------  -------  --------  -----    ----  --------                               --------  --------  --------   -------  --------
                ($ IN MILLIONS)                                                                    (IN THOUSANDS)
$   972  $   927   $   45    3.07%   3.41%   (0.34%)   Money market investments   $  7,363  $  7,785  $   (422) $   (785)  $   363
 10,321    9,526      795    5.24    5.69    (0.45)    Investment securities       135,150   135,289      (139)  (12,696)   12,557
    589      346      243    5.78    4.21     1.57     Trading                       8,392     3,583     4,809     1,669     3,140
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
 11,882   10,799    1,083    5.09    5.44    (0.35)                                150,905   146,657     4,248   (11,812)   16,060
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
                                                       Loans:
  8,025    7,611      414    6.22    6.78    (0.56)      Commercial                122,996   127,300    (4,304)  (11,000)    6,696
    885      860       25   10.69   11.23    (0.54)      Leasing                    23,655    24,137      (482)   (1,169)      687
  7,521    6,474    1,047    7.57    7.82    (0.25)      Mortgage                  142,381   126,634    15,747    (4,183)   19,930
  3,107    3,113      (6)   11.84   12.45    (0.61)      Consumer                   91,206    96,147    (4,941)   (2,758)   (2,183)
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
 19,538   18,058    1,480    7.84    8.35    (0.51)                                380,238   374,218     6,020   (19,110)   25,130
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
$31,420  $28,857   $2,563    6.80%   7.26%   (0.46%)   TOTAL EARNING ASSETS       $531,143  $520,875  $ 10,268  $(30,922)  $41,190
=======  =======   ======   =====    ====   ======                                ========  ========   =======  =========  =======
                                                       Interest bearing
                                                        deposits:
 $2,553   $2,493      $60    1.69%   2.41%   (0.72%)     NOW and money market      $10,662   $14,844  $ (4,182)  ($4,510)     $328
  5,119    4,470      649    1.66    2.58    (0.92)      Savings                    20,972    28,459    (7,487)  (10,947)    3,460
  6,590    6,378      212    3.85    4.43    (0.58)      Time deposits              62,561    69,628    (7,067)  (10,117)    3,050
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
 14,262   13,341      921    2.68    3.43    (0.75)                                 94,195   112,931   (18,736)  (25,574)    6,838
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
  8,284    7,263    1,021    2.00    2.48    (0.48)    Short-term borrowings        40,789    44,443    (3,654)  (10,464)    6,810
  4,513    4,021      492    5.25    5.34    (0.09)    Medium and long-term debt    58,537    53,030     5,507      (653)    6,160
-------  -------   ------   -----    ----   ------                                --------  --------  --------   -------  --------
                                                       TOTAL INTEREST BEARING
 27,059   24,625    2,434    2.90    3.46    (0.56)     LIABILITIES                193,521   210,404   (16,883)  (36,691)   19,808
  3,265    3,185       80                              Demand deposits
  1,096    1,047       49                              Other sources of funds
-------  -------   ------    ----    ----    -----                                --------  --------  --------  --------  --------
$31,420  $28,857   $2,563    2.50%   2.96%   (0.46%)
=======  =======   ======    ====    ====    =====
                             4.30%   4.30%    0.00%    NET INTEREST MARGIN AND
                             ====    ====     ====     NET INTEREST INCOME ON A
                                                        TAXABLE EQUIVALENT BASIS   337,622   310,471    27,151  $  5,769   $21,382
                                                                                                                ========   =======
                             3.90%   3.80%    0.10%    NET INTEREST SPREAD
                             ====    ====     ====
                                                       TAXABLE EQUIVALENT
                                                         ADJUSTMENT                 27,861    25,056     2,805
                                                                                  --------  --------   -------
                                                       NET INTEREST INCOME        $309,761  $285,415  $ 24,346
                                                                                  ========  ========   =======

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in earning assets of $2.6 billion, compared with the first quarter of 2002, was driven principally by a $1.5 billion increase in the average loan portfolio and a $1.1 billion increase in money market, trading and investment securities. The rise in the average loan portfolio was primarily in mortgage and commercial loans, which rose $1.1 billion and $414 million, respectively. The interest rate environment has stimulated mortgage originations and the refinancing through mortgage loans. On the other hand, consumer loans remained almost flat on average mainly due to lower demand for personal loans. Investment securities also rose on average by $795 million, or 8%, mostly in U.S. Agency securities.

The average yield on earning assets, on a taxable equivalent basis, declined 46 basis points from 7.26% in the first quarter of 2002 to 6.80% during the same period in 2003. The average yield on the investment portfolio decreased by 45 basis points, due to the growth of the portfolio, the runoff of securities with higher yields that were replaced in a declining interest rate scenario, and a higher level of prepayments on the Corporation's mortgage-backed securities and collateralized mortgage obligations. The average yield in the trading portfolio rose to 5.78% for the quarter ended March 31, 2003, from 4.21% for the same quarter in the previous year, mainly due to a higher proportion of mortgage-backed securities, carrying a higher yield. The average yield on the loan portfolio decreased by 51 basis points. Commercial and construction loans yield fell by 56 basis points due to their repricing characteristics and to the origination of new loans in a lower rate environment. As of March 31, 2003, approximately 56% of the commercial and construction portfolios had floating or adjustable rates.

A mix of funding sources supported the increase in the volume of earning assets. Interest bearing liabilities for the first quarter of 2003 increased on average by $2.4 billion, or 10%, compared with the same quarter in 2002. Average interest bearing deposits increased by $921 million, or 7%, while average borrowings rose by $1.5 billion, or 13%. Savings deposits increased on average by $649 million and time deposits experienced an increase of $212 million. Within the latter category, brokered deposits increased on average by $109 million.

Average short-term borrowings, comprised mostly of repurchase agreements and federal funds, increased by $1.0 billion, or 14%, in the first quarter of 2003, compared with the same quarter in the previous year, while longer-term borrowings increased by $492 million, or 12%. The increase in long-term debt, which is debt with an original maturity of more than one year, was principally due to the issuance of secured borrowings arising in securitization transactions.

The average cost of interest bearing liabilities diminished by 56 basis points when compared with the same quarter of 2002. The principal factor for this decrease were revisions made to interest rates on interest-bearing deposits since the last quarter of 2002. Also, the lower cost of borrowed money was influenced by the current low interest rate environment.

The Corporation's net interest margin, on a taxable equivalent basis, for the first quarter of 2003 remained stable at 4.30%, compared with the same quarter in the previous year, while the net interest spread increased by 10 basis points. The increase in net interest spread which is the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities, resulted in part from a decrease in the cost of interest-bearing liabilities, partially offset by a reduction in the yield on earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses to cover probable losses inherent in the loan portfolio after taking into account loan impairment and net charge-offs for the current period. The provision for loan losses totaled $48.2 million, or 125% of net charge-offs, for the first quarter of 2003, compared with $54.4 million or 110%, respectively, for the same period in 2002. The decrease in the provision is due in part to lower net charge-offs and to the fact that most of the growth in the loan portfolio was in mortgage loans which have a low net charge-off ratio. Net charge-offs for the quarter ended March 31, 2003, were $38.4 million or 0.79% of average loans, compared with $49.7 million or 1.10% for the first quarter of 2002.

Table C summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters ended March 31, 2002 and 2003.


TABLE C
ALLOWANCE FOR LOAN LOSSES AND SELECTED LOAN LOSSES STATISTICS

                                                              FIRST QUARTER
                                                         -----------------------
(Dollars in thousands)                                     2003           2002
                                                         --------       --------
Balance at beginning of period                           $372,797       $336,632
Allowance purchased                                           951            343
Provision for loan losses                                  48,209         54,454
                                                         --------       --------
                                                          421,957        391,429
                                                         --------       --------
Losses charged to the allowance:
   Commercial                                              15,553         22,983
   Construction                                               135          3,320
   Lease financing                                          6,198          9,259
   Mortgage                                                 4,654          2,511
   Consumer                                                23,401         25,483
                                                         --------       --------
                                                           49,941         63,556
                                                         --------       --------
Recoveries:
   Commercial                                               2,955          3,632
   Construction                                                27            159
   Lease financing                                          2,730          4,126
   Mortgage                                                    55            218
   Consumer                                                 5,734          5,736
                                                         --------       --------
                                                           11,501         13,871
                                                         --------       --------

Net loans charged-off:
   Commercial                                              12,598         19,351
   Construction                                               108          3,161
   Lease financing                                          3,468          5,133
   Mortgage                                                 4,599          2,293
   Consumer                                                17,667         19,747
                                                         --------       --------
                                                           38,440         49,685
                                                         --------       --------

Balance at end of period                                 $383,517       $341,744
                                                         ========       ========

Ratios:
   Allowance for losses to loans                             1.93%          1.87%
   Allowance to non-performing assets                       64.25          69.24
   Allowance to non-performing loans                        69.58          74.45
   Non-performing assets to loans                            3.01           2.70
   Non-performing assets to total assets                     1.77           1.63
   Net charge-offs to average loans                          0.79           1.10
   Provision to net charge-offs                              1.25x          1.10x
   Net charge-offs earnings coverage                         4.64           3.50

Mortgage loans net charge-offs amounted to $4.6 million for the quarter ended March 31, 2003, compared with $2.3 million for the same period in 2002, an increase of $2.3 million or 101%, mostly as a result of the growth in the portfolio coupled with increased delinquency due to current economic conditions. These net charge-offs represented 0.24% of average mortgage loans for the first quarter of 2003, compared with 0.14% for the same quarter in the previous year.

Commercial and construction loans net charge-offs amounted to $12.7 million for the first quarter of 2003, compared with $22.5 million for the same period in 2002, a decline of $9.8 million or 44%. As a percentage of average commercial and construction loans, net credit losses were 0.63% for the quarter ended March 31, 2003, compared with 1.18% in the first quarter of 2002. The results for 2002 were impacted by the $3.7 million charge-off of a participation loan pertaining to a large commercial relationship. Also, the decrease in net charge-offs is influenced in part by an aggressive identification and monitoring of potential problem loans.

Consumer loans net charge-offs for the quarters ended March 31, 2003 and 2002, totaled $17.7 million and $19.7 million, respectively. These net charge-offs represented 2.27% of average consumer loans for the quarter ended March 31, 2003, compared with 2.54% for the same quarter in the previous year. The current economic environment has prompted the Corporation to tighten its credit criteria for consumer borrowings.

Lease financing net charge-offs decreased $1.6 million, or 32%, for the quarter ended March 31, 2003, compared with the same period in 2002. These net charge-offs totaled $3.5 million or 1.57% of the average lease financing portfolio for the quarter ended March 31, 2003, compared with $5.1 million or 2.39% for the same period in 2002. The decline was partly the result of stronger portfolio quality, coupled with improved collection strategies.

Management's review of quantitative and qualitative factors affecting the performance of the credit portfolio results in the final determination of the provision for loan losses intended to maintain an adequate level of allowance for loan losses. In determining the allowance, management considers the portfolio risk characteristics, the results of periodic credit reviews of individual loans, prior loss experience, current economic conditions, regulatory requirements and loan impairment measurements, among other factors. The adequacy of the allowance for loan losses is evaluated on a monthly basis.

The methodology used to establish and test the allowance for loan losses is based on SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 5 "Accounting for Contingencies." Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss for a group of homogeneous loans, which are not individually evaluated under SFAS No. 114, when it is probable that a loss has been incurred and the amount can be reasonably estimated. To calculate the allowance for loan losses under SFAS No. 5, the Corporation uses historical net charge-offs experience segregated by type of loan and legal entity.

The result of the exercise described above is compared with stress-related levels of historic losses over a period of time, recent tendencies of losses and industry trends. Management considers all indicators derived from the process described herein, along with qualitative factors that may cause estimated credit losses associated with the loan portfolio to differ from historical loss experience.

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

The following table shows the Corporation's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at March 31, 2003, December 31, 2002 and March 31, 2002.

                                          MARCH 31, 2003             December 31, 2002             March 31, 2002
                                    -------------------------     -----------------------     -----------------------
                                     RECORDED       VALUATION      Recorded     Valuation      Recorded     Valuation
(In millions)                       INVESTMENT      ALLOWANCE     Investment    Allowance     Investment    Allowance
                                    ----------      ---------     ----------    ---------     ----------    ---------
Impaired loans:
  Valuation allowance required        $104.0          $47.6          $87.9        $34.9          $95.6        $38.3
  No valuation allowance required       53.1                          54.1                        52.7
                                      ------          -----         ------        -----         ------        -----
    Total impaired loans              $157.1          $47.6         $142.0        $34.9         $148.3        $38.3
                                      ======          =====         ======        =====         ======        =====

Average impaired loans during the first quarter of 2003 and 2002 were $150 million and $146 million, respectively. The Corporation recognized interest income on impaired loans of $0.8 million for the quarters ended March 31, 2003 and 2002.

The allowance for loan losses amounted to $384 million as of March 31, 2003, or 1.93% of loans, compared with $342 million or 1.87% at the same date in 2002. At December 31, 2002, the allowance for loan losses totaled $373 million or 1.90% of loans. The Corporation's management considers the allowance for loan losses to be at a level sufficient to provide for inherent loan losses in the portfolio. For more information regarding the allowance for loan losses and asset quality refer to the Credit Quality section of this Management's Discussion and Analysis.

CREDIT QUALITY

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table D.

TABLE D
NON-PERFORMING ASSETS

                                                               MARCH 31,         December 31,         March 31,
(Dollars in thousands)                                           2003                2002               2002
                                                               --------          ------------         ---------
Commercial, construction, industrial and agricultural          $203,175            $170,039           $199,290
Lease financing                                                   8,210              10,648             11,366
Mortgage                                                        302,753             279,150            208,682
Consumer                                                         37,030              40,019             39,687
Other real estate                                                45,759              39,399             34,550
                                                               --------            --------           --------
                 Total                                         $596,927            $539,255           $493,575
                                                               ========            ========           ========

Accruing loans past-due 90 days or more                        $ 24,019            $ 26,178           $ 24,771
                                                               ========            ========           ========

Non-performing assets to loans                                     3.01%               2.75%              2.70%
Non-performing assets to assets                                    1.77                1.60               1.63

The Corporation places commercial loans and commercial leases on non-accrual status if payments of principal or interest are delinquent 60 days rather than the standard industry practice of 90 days. Consumer financing leases, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days or four scheduled payments in arrears. Closed-end consumer loans are charged-off when payments are delinquent 120 days, while open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off.

At March 31, 2003, non-performing assets were $597 million or 3.01% of ending loans, compared with $494 million or 2.70% at the same date in the previous year, and $539 million or 2.75% at December 31, 2002. The allowance as a percentage of non-performing loans was 69.58% as of March 31, 2003, compared with 74.45% at the end of the first quarter of 2002 and 74.58% at December 31, 2002.

The increase in non-performing assets since March 31, 2002 was primarily associated with mortgage loans, which rose by $94 million, or 45%. Non-performing mortgage loans were $303 million or 51% of non-performing assets and 3.87% of total mortgage loans as of March 31, 2003, compared with $209 million or 42% of non-performing assets and 3.13% of total mortgage loans as of March 31, 2002. The increase in non-performing mortgage loans was primarily driven by portfolio growth, coupled with increased delinquency due to deteriorating economic conditions. This growth in mortgage non-performing loans was mostly reflected in our consumer and mortgage-banking subsidiary in the United States, Equity One. Of the total mortgage non-performing loans as of March 31, 2003, 68% or $206 million pertained to Equity One.

Since December 31, 2002, non-performing assets increased by $58 million, or 11%, mainly in the commercial and mortgage loans categories, which rose by $33 million and $24 million, respectively. At the end of 2002, non-performing mortgage loans were $279 million or 52% of non-performing assets and 3.74% of total mortgage loans. Non-performing commercial and construction loans represented 2.54% of that loan portfolio as of March 31, 2003, compared with 2.09% at December 31, 2002. The increase in non-performing commercial loans reflects the impact of the continued deteriorating economic conditions, as reflected by higher unemployment and higher crude oil costs, coupled with the economic uncertainty caused by the war in Iraq.

Non-performing consumer loans amounted to $37 million or 1.18% of consumer loans as of March 31, 2003, compared with $40 million or 1.29% as of March 31, 2002 and December 31, 2002. The decline was the result of portfolio quality and improved collection efforts.

Non-performing financing leases amounted to $8.2 million or 0.93% of the lease financing portfolio as of March 31, 2003, compared with $11.4 million or 1.32% as of March 31, 2002, and $10.6 million or 1.20% as of December 31, 2002. The decline was the result of portfolio quality, coupled with improved collection efforts.

Other real estate assets, which are recorded at fair value less estimated costs to sell, reached $46 million at March 31, 2003, compared with $35 million at March 31, 2002, and $39 million at December 31, 2002. The increase was related to the growth in the mortgage loan portfolio and higher delinquencies in the housing sector prompted by the economic slowdown.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation's non-performing assets as of March 31, 2003 would have been $516 million or 2.60% of loans, and the allowance for loan losses would have been 81.64% of non-performing loans. At March 31, 2002 and December 31, 2002, adjusted non-performing assets would have been $425 million or 2.33% of loans, and $478 million or 2.44% of loans, respectively. The allowance to non-performing loans would have been 87.49% and 85.01% at March 31, 2002 and December 31, 2002, respectively.

In addition to the non-performing loans discussed earlier, there was $46 million of loans at March 31, 2003, which in management's opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired for our calculation of the allowance for loan losses under SFAS No. 114. At December 31, 2002 and March 31, 2002, these potential problem loans approximated $36 million and $30 million, respectively.

NON-INTEREST INCOME

Non-interest income totaled $132.2 million for the quarter ended March 31, 2003, compared with $130.4 million in the same period of 2002. Non-interest income continues to be an increasingly important contributor to the growth in the Corporation's total revenues.

Service charges on deposit accounts reached $39.8 million in the first quarter of 2003, an increase of $0.8 million or 2%, compared with $39.0 million in the first quarter of 2002. This increase was mostly related to commercial accounts, particularly commercial account analysis fees, which have been favorably impacted by lower earnings credit on compensatory balances in the current interest rate scenario.

For the first quarter of 2003, other service fees rose by $4.7 million, or 8%, compared with $61.7 million in the first quarter of 2002. Refer to Table E for a breakdown of other service fees by major categories. Debit card fees rose by $1.6 million, or 16%, mainly as a result of the continued growth in the point-of-sale terminals and the automated teller machines network, and to higher transactional volume. Insurance agency commissions also increased by $1.6 million, or 34%, driven by business expansion, the offering of new products and services and broader delivery channels and client base. Check cashing fees increased by $1.3 million, or 25%, mostly related to the expansion of Popular Cash Express, the Corporation's retail financial services subsidiary in the United States. Credit card fees and discounts rose $0.8 million, or 6%, mostly associated with increases in merchant discount income resulting from higher sales volume. On the other hand, the Corporation's trust fees for the quarter ended March 31, 2003 declined by $0.6 million, or 23%, compared with the same quarter in 2002, mostly due to the sale of our U.S. trust operations during the second quarter of 2002. These U.S. operations contributed approximately $0.5 million in trust fees for the quarter ended March 31, 2002. The category of other fees decreased by $0.9 million, or 11%, mainly due to lower income derived from credit cards issued by Metris under the Banco Popular name. This income results from the agreement reached with Metris at the time the U.S. credit card operations were sold to that institution several years ago. Also, the decrease in other fees relates to lower fees derived by the mortgage and consumer lending subsidiary in the U.S.

TABLE E
OTHER SERVICE FEES

                                                                                 First Quarter
                                                                       -----------------------------------
(Dollars in thousands)                                                   2003          2002         Change
                                                                       -------       -------        ------
Other service fees:
      Credit card fees and discounts                                   $15,265       $14,468        $  797
      Debit card fees                                                   11,672        10,071         1,601
      Processing fees                                                    9,713         9,169           544
      Other fees                                                         6,937         7,831          (894)
      Check cashing fees                                                 6,576         5,262         1,314
      Insurance fees                                                     6,263         4,677         1,586
      Sale and administration of investment products                     4,556         4,705          (149)
      Mortgage servicing fees, net of amortization                       3,431         2,894           537
      Trust fees                                                         2,013         2,610          (597)
                                                                       -------       -------        ------
      Total other service fees                                         $66,426       $61,687        $4,739
                                                                       =======       =======        ======

For the first quarter of 2003, the Corporation reported gains of $1.4 million on the sale of securities, mainly mortgage-backed securities, compared with losses of $4.0 million for the same period in 2002.

The aforementioned gains were partially offset by trading and derivative losses of $0.9 million and $10.7 million, respectively, for the quarter ended March 31, 2003. For the same period in the previous year, trading losses amounted to $1.0 million, while derivative gains totaled $0.5 million. Derivative losses for the quarter ended March 31, 2003 were principally attributed to changes in the fair value of the Corporation's interest rate swaps. Subsequent to the quarter ended March 31, 2003, the Corporation cancelled these interest swap contracts as part of its risk management strategies.

Gain on sales of loans, including loans held-for-sale, totaled $19.5 million for the quarter ended March 31, 2003, compared with $17.9 million for the same period in 2002, an increase of $1.6 million or 9%. This increase was mostly the result of higher gains on sales of mortgage loans, which derived in part from higher mortgage loan origination volume and subsequent sales of these loans. This rise was partially offset by lower gains on sale of loans guaranteed by the Small Business Administration since no transactions of this type have taken place in 2003.

Other operating income amounted to $16.6 million for the quarter ended March 31, 2003, reflecting a slight increase of $0.3 million from the $16.3 million reported in the first quarter of 2002.

OPERATING EXPENSES

During the first quarter of 2003, operating expenses totaled $263.6 million, an increase of $21.4 million or 9%, compared with $242.2 million in the same period of 2002.

Personnel costs, the largest category of operating expenses, totaled $132.3 million in the first quarter of 2003, an increase of $12.0 million or 10%, compared with $120.3 million in the same period last year. The increase in personnel costs is mostly due to higher salaries resulting mostly from merit increases, incentive compensation, pension and profit sharing expenses. Several changes were made to the assumptions followed in determining pension costs. The Corporation lowered the assumed discount rate at December 31, 2002 and rate of return for the pension plan in 2003 from 6.75% to 6.50%, and from 8.50% to 8.00%, respectively. Refer to the critical accounting policies section in the Management's Discussion and Analysis included in Popular, Inc.'s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion on this latter topic.

Other operating expenses, excluding personnel costs, amounted to $131.3 million for the first quarter of 2003, an increase of $9.4 million or 8%, when compared to the same period in 2002. This rise was mainly reflected in the categories of business promotion, equipment expenses, net occupancy expenses, communications, professional fees and other operating expenses, offset in part by lower amortization of intangible assets as a result of some intangibles that became fully amortized during 2002. The increase in business promotion of $2.6 million was mostly associated with the PREMIA rewards program, an innovative program targeted to the Corporation's customers in Puerto Rico, which was launched during the second quarter of 2002. This increase was partially offset by other reductions in advertising and public relations expenses. Equipment expenses increased by $1.6 million, mainly due to higher amortization of software packages to support the Corporation's internal technology infrastructure, as well as its electronic delivery channels. Net occupancy expenses rose by $1.4 million, mainly due to rental and other expenses related to the new headquarter facilities for the U.S. operations and the continued expansion of the retail financial services business. Communications costs also rose by $1.4 million, mainly due to higher depreciation expenses on communication equipment, as well as higher postage and telephone expenses for business support. The increase in professional fees of $1.3 million was mostly associated with legal costs and programming services, while the rise of $1.4 million in other operating expenses was mainly the result of higher other real estate and credit card interchange expenses.

INCOME TAX

Income tax expense for the quarter ended March 31, 2003 amounted to $30.9 million, an increase of $0.8 million, or 3%, from $30.1 million in the same quarter of 2002. The increase was primarily due to higher pretax earnings for the current period, partially offset by an increase in the deferred tax asset related to the derivative losses in the U.S. mainland and by a decrease in the disallowance of expenses attributed to tax exempt investments in Puerto Rico. The effective tax rates for these quarters were 23.76% and 25.29%, respectively. The decline in the effective tax rate resulted mostly from the tax benefit related to unrealized derivative losses.

BALANCE SHEET COMMENTS

The Corporation's total assets at March 31, 2003 reached $33.7 billion, remaining at the same level as December 31, 2002, and increasing by $3.4 billion, or 11%, compared with $30.3 billion at March 31, 2002. Earning assets totaled $31.8 billion at March 31, 2003, compared with $28.9 billion at March 31, 2002 and $31.9 billion at December 31, 2002.

Investment and trading securities reached $10.9 billion at March 31, 2003, a decrease of $0.3 billion or 3%, when compared with $11.2 billion at December 31, 2002. The decrease since the end of 2002 is partly attributed to higher prepayment in the collateralized mortgage obligations and mortgage-backed securities portfolios. Investment and trading securities at March 31, 2002 totaled $9.9 billion. For a breakdown of the Corporation's available-for-sale and held-to-maturity investment portfolios refer to Notes 3 and 4 to the unaudited consolidated financial statements.

At March 31, 2003, money market investments totaled $1.0 billion, an increase of $289 million, or 40%, over the $720 million reported at March 31, 2002, and a decrease of $86 million, or 8% lower than the amount reported at December 31, 2002. The increase from March 31, 2002 was mostly in federal funds sold by the banking subsidiaries.

A breakdown of the Corporation's loan portfolio is presented in Table F. At March 31, 2003, total loans amounted to $19.9 billion, reflecting a slight increase of $280 million, or 1%, from December 31, 2002. This increase resulted from higher volume of mortgage loans by $353 million, while consumer loans rose by $44 million, mainly due to strong sales efforts in the auto market. These favorable variances were partially offset by a decrease in commercial loans, including construction, of $115 million. When compared with March 31, 2002, the loan portfolio grew by $1.6 billion, or 9%. The mortgage and commercial loan portfolios, including construction loans, accounted for the largest increases, rising $1.1 billion and $384 million, respectively, from March 31, 2002. The growth in mortgage loans was associated with strong sales efforts and the prevailing low interest rate environment, while the growth in the commercial loan portfolio resulted principally from the continued marketing efforts towards the retail and middle market, notwithstanding the slowdown experienced in the economy. The consumer and lease financing portfolios increased by $57 million and $21 million, respectively, from March 31, 2002. The rise in consumer loans was mainly reflected in the auto loans category, offset by lower demand for personal loans and the sale of approximately $20 million of small loans by Popular Finance in the second quarter of 2002.


TABLE F
LOANS ENDING BALANCES

                                                 MARCH 31,         December 31,       March 31,
(Dollars in thousands)                              2003              2002              2002
                                                -----------        ------------      -----------
Commercial, industrial and agricultural         $ 7,768,938        $ 7,883,381       $ 7,379,137
Construction                                        245,289            245,926           251,003
Lease financing                                     885,286            886,731           864,008
Mortgage *                                        7,819,121          7,466,531         6,676,227
Consumer                                          3,143,249          3,099,550         3,086,549
                                                -----------        -----------       -----------
           Total                                $19,861,883        $19,582,119       $18,256,924
                                                ===========        ===========       ===========

* Includes loans held-for-sale


Premises and equipment totaled $472 million at March 31, 2003, compared with $461 million at December 31, 2002 and $405 million at March 31, 2002. The increase of $67 million since March 31, 2002 is mostly associated with office remodelings and building acquisitions, as well as premises under construction for business expansion or relocations.

Other assets amounted to $689 million at March 31, 2003, compared with $578 million at December 31, 2002, an increase of $111 million or 19%. This increase was mostly associated with the sale of approximately $83 million in mortgage-backed securities, which were accounted at trade date, but settlement did not take place until April 2003. The rise since December 31, 2002 was also associated with advances on securitizations and insurance premium receivables, among other factors. At March 31, 2002, other assets amounted to $549 million, and the variance from March 31, 2003 was mostly related to the same factors described above.

At March 31, 2003, total deposits amounted to $17.6 billion, remaining at the same levels at December 31, 2002. When compared with March 31, 2002, total deposits rose $1.1 billion, or 7%, from $16.5 billion. Savings and demand deposits accounted for the largest increases, rising $707 million and $353 million, respectively. Time deposits, which include brokered certificates of deposits, increased by $53 million since March 31, 2002.

Borrowed funds, including subordinated notes and capital securities, increased by $1.7 billion, from $11.1 billion as of March 31, 2002 to $12.8 billion at the end of the first quarter of 2003. The increase in borrowed funds was used primarily to fund the Corporation's loan growth and investment activities. Borrowed funds at December 31, 2002 were $13.0 billion.

Other liabilities were $609 million at March 31, 2003, a decrease of $68 million, or 10%, compared with December 31, 2002. This decrease in other liabilities was mainly related to payables to broker/dealers and counterparties related to transactions accounted at trade date, lower accrued interest expense, and the forfeiture payable under the Deferred Prosecution Agreement, among others. Other liabilities totaled $524 million at March 31, 2002. The increase from that date is partly associated with accrued taxes and derivative liabilities, among other factors.

The Corporation's stockholders' equity at March 31, 2003 was $2.7 billion, compared with $2.2 billion at March 31, 2002 and $2.4 billion at the end of 2002. The increase of $488 million since the first quarter of 2002 reflects the issuance of 7,475,000 shares of the Corporation's 6.375% Non-cumulative Monthly Income Preferred Stock, 2003 Series A, during the first quarter of 2003. This issuance, net of related costs, contributed approximately $182 million in additional capital, which qualifies as Tier 1 capital for regulatory purposes. Also, contributing to the increase in stockholders' equity were earnings retention and higher unrealized gains in the securities available-for-sale portfolio. Partially offsetting these increases was the repurchase of $139 million in common stock from Banco Popular Retirement Plan in May 2002. The increase in stockholders' equity of $262 million from December 31, 2002 is also related to the preferred stock issuance and earnings retention.

Dividends declared per common share for both quarters ended March 31, 2003 and 2002 were $0.20. The dividend payout ratio to common stockholders for the quarters ended March 31, 2003 and 2002 was 27.45% and 30.85%, respectively.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage for the quarters ended March 31, 2003 and 2002, as well as for December 31, 2002, are presented in Table G. Also, at March 31, 2003, December 31, 2002 and March 31, 2002, BPPR, BPNA and BP, N.A. were all well-capitalized.

Book value per common share was $18.75 at March 31, 2003, compared with $16.01 at the end of the first quarter of 2002, and $18.20 at December 31, 2002. The Corporation's market capitalization at March 31, 2003 and 2002, and at December 31, 2002, was $4.5 billion, $4.0 billion, and $4.5 billion, respectively.

The market value of Popular, Inc.'s common stock at March 31, 2003 was $33.99 per common share, compared with $29.22 at March 31, 2002 and $33.80 at December 31, 2002. The Corporation's common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbols BPOP and BPOPO, respectively.

TABLE G
CAPITAL ADEQUACY DATA

                                                           MARCH 31,           December 31,         March 31,
(Dollars in thousands)                                        2003                 2002                2002
                                                          -----------          ------------        -----------
Risk-based capital
  Tier I capital                                          $ 2,300,050          $ 2,054,027         $ 1,903,589
  Supplementary (Tier II) capital                             359,524              346,531             334,747
                                                          -----------          -----------         -----------
       Total capital                                      $ 2,659,574          $ 2,400,558         $ 2,238,336
                                                          ===========          ===========         ===========

Risk-weighted assets
  Balance sheet items                                      19,593,522           19,487,339          18,197,827
  Off-balance sheet items                                   1,399,447            1,355,430             469,492
                                                          -----------          -----------         -----------
       Total risk-weighted assets                         $20,992,969          $20,842,769         $18,667,319
                                                          ===========          ===========         ===========
       Average assets                                     $32,784,813          $33,196,101         $30,022,671
                                                          ===========          ===========         ===========

Ratios:
  Tier I capital (minimum required - 4.00%)                     10.96%                9.85%              10.20%
  Total capital (minimum required - 8.00%)                      12.67%               11.52%              11.99%
  Leverage ratio *                                               7.02%                6.19%               6.34%

* All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank's classification.

OFF-BALANCE SHEET ACTIVITIES

In past years, in the ordinary course of business, the Corporation conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred the assets, including their titles, to different trusts, thus isolating those loans from the Corporation's assets. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and as such, these trusts are not consolidated in the Corporation's financial statements. As of March 31, 2003, these trusts held approximately $225 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $217 million at the end of the first quarter of 2003. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interests in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation's assets. The servicing rights and the interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively. During the three months ended March 31, 2003, the Corporation recorded approximately $0.4 million of write-downs related to interest-only strips, in which the decline in fair value was considered other than temporary.

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

An interest rate sensitivity analysis performed at the Corporation level is the primary tool used in expressing the potential loss in future earnings resulting from selected hypothetical changes in interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model, which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

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

Based on the results of the sensitivity analysis as of March 31, 2003, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months is an estimated increase of $3.2 million and the change for the same period, utilizing a hypothetical declining rate scenario, is an estimated decrease of $0.3 million. Both hypothetical rate scenarios consider a gradual change of 100 basis points up and down during the twelve-month period from the prevailing rates at March 31, 2003. These estimated changes are within the policy guidelines established by the Board of Directors.

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

As a matter of policy, the Corporation does not use highly leveraged derivative instruments for interest rate risk management. Hedging strategies are developed through analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Popular, Inc.'s overall interest rate risk management and trading strategies. Several derivative contracts that the Corporation has entered into do not qualify for accounting as hedges as defined in SFAS No. 133, and their changes in market value are recognized in current earnings. Refer to
Note 6 to the consolidated financial statements for further information on the Corporation's involvement in derivative instruments and hedging activities.

The Corporation's trading activities are another source of market risk and are subject to strict guidelines approved by the Board of Directors. Most of the Corporation's trading activities are limited to mortgage banking activities, the purchase of debt securities for the purpose of selling them in the near term and positioning securities for resale to retail customers. As the trading instruments are recognized at market value, the changes resulting from fluctuations in market prices, interest rates or exchange rates directly affect current earnings. In the opinion of management, the size and composition of the trading portfolio as of March 31, 2003 do not represent a potentially significant source of market risk for the Corporation. The Corporation does not participate in any trading activities involving commodity contracts.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country's particular foreign currency. As of March 31, 2003 the Corporation had $10 million in foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $2 million at December 31, 2002. The increase was mostly associated with a devaluation of the Dominican peso. However, management does not expect future exchange rate volatility between the U.S. dollar and the particular foreign currency to affect significantly the Corporation's consolidated financial condition or results of operations.

LIQUIDITY

Liquidity refers to the ability to fund current operations, including the cash flow requirements of depositors and borrowers as well as future growth. This can be accomplished by generating profits, attracting new depositors, converting assets to cash through sales or securitizations and increasing borrowings. The Corporation utilizes various sources of funding to maintain adequate levels of liquidity.

The Corporation raises its funding from a combination of retail and wholesale markets. Core deposits are one of the Corporation's primary sources of funding. Deposits tend to be less volatile than institutional borrowings, and their cost is less sensitive to changes in market rates. The extensive branch network of the Corporation in the Puerto Rico market and its expanding network in major U.S. markets, have enabled it to maintain a significant and stable base of deposits.

The Corporation has established borrowing relationships with the Federal Home Loan Bank (FHLB), the Federal Reserve Bank and other correspondent banks, which further support and enhance liquidity. Wholesale or institutional sources of funds are comprised primarily of other financial intermediaries such as commercial banks, securities dealers, investment companies, insurance companies, as well as non-financial corporations. Wholesale or institutional sources of funding include the repo, federal funds and Eurodollar markets, commercial paper, medium-term notes, senior debentures and asset securitizations.

Another important liquidity source to the Corporation is its assets, particularly the investment and loan portfolios. Refer to Notes 3 and 4 to the consolidated financial statements for further information as to the composition of the available-for-sale and held-to-maturity investment portfolios. Liquid U.S. Treasury and Agency securities can be used to raise funds in the repo markets. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, and to a lesser extent commercial loans, have highly developed secondary markets. In addition, other sources of liquidity include maturities of money market investments, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Also, the Corporation obtains liquidity in the capital markets through the sale of its debt and equity securities. The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, medium-term notes or other debt securities with a relatively short lead-time. As of March 31, 2003, the Corporation had available approximately $1.8 billion under this shelf registration.

RISKS TO LIQUIDITY

The Corporation's ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings. Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, the fact that most deposits at the Corporation's banking subsidiaries are federally insured, is expected to mitigate the effect of a downgrade in credit rating.

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

Changes in the credit rating of the Corporation or any of its subsidiaries to a level below "investment grade" may affect the Corporation's access to the capital markets. The Corporation's counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Management does not anticipate changes in the credit ratings of the Corporation based on its expected outlook for the P.R./U.S. economy, interest rates and expected financial results of the Corporation.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and non-performing loans, among other financial covenants. If the Corporation does not comply with those agreements, an event of default may occur. Such failure may accelerate the repayment of the related borrowings. It could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future.

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

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of an extended economic slowdown in Puerto Rico, the credit quality of the Corporation could be affected as a result of higher credit costs and possible decreases in profitability. The substantial integration of Puerto Rico with the U.S. economy should limit the probability of a prolonged recession in Puerto Rico (except if there is a U.S. national recession) and its related risks to the Corporation.

Management intends to finance the future operations of the Corporation with a combination of retail and commercial deposits, and to a lesser extent, short and long-term borrowed funds. The sources and the maturities of these borrowings will be diversified to avoid undue reliance on any single source and maintain an orderly volume of borrowings maturing in the future.

Factors that the Corporation does not control, such as the economic outlook of its principal markets, could affect its ability to obtain funding. In order to prepare for the possibility of such a scenario, management has adopted contingency plans for raising financing under stress scenarios, where important sources of funds that are usually fully available are temporarily not willing to lend to the Corporation.

These plans provide for using alternate funding mechanisms such as the pledging or securitization of certain asset classes, committed credit lines, and loan facilities implemented with the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York. The Corporation has a substantial amount of assets available for raising funds through non-traditional channels.

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

As disclosed on page 15 of the 10-K, on January 16, 2003 the U.S. District Court for the District of Puerto Rico approved a Deferred Prosecution Agreement (the "Agreement") among Banco Popular, the U.S. Department of Justice, the Board of Governors of the Federal Reserve System, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN"). The Agreement concludes an investigation related principally to the circumstances surrounding the activities of a former customer of the Bank, including Banco Popular's reporting and compliance efforts, as well as certain other customers. The former customer has pleaded guilty to money laundering, including in connection with transactions made through an account at Banco Popular. No current or former Bank officer, director or employee has been charged with a crime or accused of benefiting financially from the transactions described in the Agreement.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 26, 2003 and March 24, 2003, Popular, Inc. issued 6,500,000 shares and 975,000 shares, respectively, of its 6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A (the "Series A Preferred Stock") having a liquidation preference value of $25 per share. The Series A Preferred Stock ranks senior to Popular, Inc.'s outstanding Series A Participating Cumulative Preferred Stock, with respect to dividend rights and rights on liquidation. The terms of the Series A Preferred Stock do not permit Popular, Inc. to declare or pay any dividends on the Common Stock (1) unless all accrued and unpaid dividends on Series A Preferred Stock for the 12 dividend periods preceding the dividend payment have been paid and the full dividend on the Series A Preferred Stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if Popular, Inc. has defaulted in the payment of the redemption price of any shares of Series A Preferred Stock called for redemption.

ITEM 5. OTHER INFORMATION

Sale of Medium-term Notes

After the first quarter end of 2003, Popular North America issued and sold $500 million in five-year, fixed-rate medium-term notes under the shelf registration filed with the Securities and Exchange Commission in November 2001. The funds will be used to pay existing short-term debt and to finance the growth of the Corporation's operations in the United States.

Declaration of Cash Dividend

On April 30, 2003, the Board of Directors of Popular, Inc. also voted to declare a cash dividend of $0.27 per common share for the second quarter of 2003, payable on July 1, 2003, to shareholders of record on June 13, 2003. The dividend represents a 35% increase in the Company's quarterly dividend.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit No.          Exhibit Description                                           Reference
--------------          -------------------                                           ---------
3.1             Certificate of Designation designating the terms of
                the 2003 Series A Preferred Stock. (Incorporated by
                reference to Exhibit 3.3 to Form 8-A of the Company
                filed on February 25, 2003).

4.29 Form of 2003 Series A Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Form 8-A of the Company filed on February 25, 2003).

12.1            Computation of the ratios of earnings to fixed charges
                and earnings to fixed charges and preferred stock dividends.          Exhibit "A"

99.1            Certifications pursuant to 18 U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.           Exhibit "B"


b) Five reports on Form 8-K were filed for the quarter ended March 31, 2003:

         Dated:             January 17, 2003

         Items reported:    Item 5 - Other Events (Operational results
                            for the quarter and year ended December 31, 2002).

         Dated:             February 6, 2003

         Items reported:    Item 5 - Other Events (Deferred Prosecution
                            Agreement between Popular, Inc and the U.S. Justice
                            Department, the Board of Governors of the Federal
                            Reserve System and the Financial Crimes Enforcement
                            Network of the U.S. Department of the Treasury. Also includes the filing of the computation of the ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends for the nine month period ended September 30, 2002 and for the five years ended December 31, 2001).

         Dated:             February 26, 2003

         Items reported:    Item 5 - Other Events (Filing of the Underwriting
                            Agreement, as well as various legal opinions relating to the offering and sale of 6,500,000 shares of the Corporation's 6.375% Noncumulative
                            Monthly Income Preferred Stock, 2003 Series A).

         Dated:             March 19, 2003

         Items reported:    Item 9 - Regulation FD Disclosure (Certification of
                            the Chief Executive Officer and Chief Financial
                            Officer required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

         Dated:             March 26, 2003

         Items reported:    Item 5 - Other Events (Filing of documents relating
                            to the issuance by Popular North America of $500 million in five-year, fixed-rate medium-term notes under the shelf registration filed with the Securities and Exchange Commission in November
                            2001).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             POPULAR, INC.
                                             (Registrant)


Date: May 14, 2003                      By:  /s/ Jorge A. Junquera
                                             -----------------------------------
                                             Jorge A. Junquera
                                             Senior Executive Vice President


Date: May 14, 2003                      By:  /s/ Amilcar L. Jordan
                                             -----------------------------------
                                             Amilcar L. Jordan, Esq.
                                             Senior Vice President & Comptroller

                                  CERTIFICATION

I, Richard L. Carrion, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        By:  /s/ Richard L. Carrion
                                             -----------------------------------
                                             Richard L. Carrion
                                             Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        By:  /s/ Jorge A. Junquera
                                             -----------------------------------
                                             Jorge A. Junquera
                                             Chief Financial Officer