Form 10-Q/A
period 2003-03-31
POPULAR INC
filed 2003-05-21
CIK 763901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)

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

                                Explanatory Note

The Registrant hereby amends Item 1 of Part I of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 solely to correct certain sub-totals in the Consolidated Statements of Cash Flows and the Condensed Consolidating Statement of Cash Flows included in Note 15 to the Corporation's Consolidated Financial Statements for the quarter ended March 31, 2003. These changes do not affect any other items within the financial statements and related notes included in the Quarterly Report on Form 10-Q filed on May 15, 2003.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 15, 2003, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.




                                  POPULAR, INC.

                                                             INDEX


Part I - Financial Information                                                               Page
------------------------------                                                               ----
   Item 1.  Financial Statements

              Unaudited Consolidated Statements of Condition as of March 31, 2003,
                December 31, 2002 and March 31, 2002                                           3

              Unaudited Consolidated Statements of Income for the quarters ended
                March 31, 2003 and 2002                                                        4

              Unaudited Consolidated Statements of Comprehensive Income for
                the quarters ended March 31, 2003 and 2002                                     5

              Unaudited Consolidated Statements of Cash Flows for the quarters ended
                March 31, 2003 and 2002                                                        6

              Notes to Unaudited Consolidated Financial Statements                           7-25

Part II - Other Information

   Item 6.  Exhibits                                                                          26

     ---    Signatures                                                                        27

            Certifications                                                                   28-29

         FORWARD-LOOKING INFORMATION. This Amended Quarterly Report on Form 10-Q/A contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation's market and liquidity risks and the effect of legal proceedings on Popular, Inc.'s financial condition and results of operations, among others. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors could cause actual results to differ from those contemplated by such forward-looking statements.

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

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            For the quarters ended
                                                                                   March 31,
(In thousands)                                                            --------------------------
                                                                             2003             2002
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    99,089    $    89,044
                                                                          -----------    -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of premises and equipment                   18,726         19,208
     Provision for loan losses                                                 48,209         54,454
     Amortization of intangibles                                                2,027          2,543
     Net (gain) loss on sales of investment securities                         (1,414)         4,010
     Net loss (gain) on derivatives                                            10,655           (511)
     Net loss (gain) on disposition of premises and equipment                     397            (11)
     Net gain on sales of loans, excluding loans held-for-sale                 (8,566)        (2,826)
     Net amortization of premiums and accretion of discounts                    5,071          4,309
       on investments
     Net amortization of deferred loan fees and costs                           9,402          4,556
     Stock options expense                                                        727             --
     Net decrease in loans held-for-sale                                      138,281         39,027
     Net increase in trading securities                                      (119,365)       (29,229)
     Net increase in accrued income receivable                                (17,942)        (4,975)
     Net increase in other assets                                                 183        (29,473)
     Net decrease in interest payable                                         (12,945)        (9,834)
     Net increase in deferred and current taxes                                 9,440         11,936
     Net increase in postretirement benefit obligation                          2,477          1,494
     Net (decrease) increase in other liabilities                             (48,643)         9,166
                                                                          -----------    -----------
Total adjustments                                                             36,720          73,844
                                                                          -----------    -----------
Net cash provided by operating activities                                     135,809        162,888
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in money market investments                                     86,186        104,202
  Purchases of investment securities held-to-maturity                        (140,522)      (132,401)
  Maturities of investment securities held-to-maturity                        141,628        524,322
  Purchases of investment securities available-for-sale                    (1,433,982)    (2,113,882)
  Maturities of investment securities available-for-sale                    1,720,429      1,111,094
  Proceeds from sales of investment securities available-for-sale              38,083        809,302
  Net disbursements on loans                                                 (266,668)      (209,788)
  Proceeds from sales of loans                                                279,750        221,705
  Acquisition of loan portfolios                                             (495,712)      (210,395)
  Acquisition of premises and equipment                                       (29,943)       (19,837)
  Proceeds from sales of premises and equipment                                   220          1,504
                                                                          -----------    -----------
Net cash (used in) provided by investing activities                          (100,531)        85,826
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     24,554        161,347
  Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                                        (42,172)    (1,186,952)
  Net (decrease) increase in other short-term borrowings                     (407,168)       425,437
  Net proceeds from  notes payable and capital securities                     267,639        256,405
  Dividends paid                                                              (27,440)       (27,785)
  Proceeds from issuance of common stock                                        3,916          2,846
  Proceeds from issuance of preferred stock                                   182,244             --
  Redemption of preferred stock                                                    --       (102,000)
  Treasury stock acquired                                                        (317)          (227)
                                                                          -----------    -----------
Net cash provided by (used in) financing activities                             1,256       (470,929)
                                                                          -----------    -----------
Net increase (decrease) in cash and due from banks                             36,534       (222,215)
Cash and due from banks at beginning of period                                652,556        606,142
                                                                          -----------    -----------
Cash and due from banks at end of period                                  $   689,090    $   383,927
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
                                                     =======      =======     =======      ========      =========       =======

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2003
(UNAUDITED)

                                                    Popular,  Inc.     PIBI        PNA       All other   Elimination   Consolidated
(In thousands)                                        Holding Co.   Holding Co. Holding Co. Subsidiaries    Entries    Popular, Inc.
                                                    --------------  ----------- ----------- ------------    -------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  99,089     $  15,392    $ 13,665    $  120,118    ($149,175)   $   99,089
                                                      ----------    ---------    --------    ----------    ---------    ----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in undistributed earnings of
      subsidiaries                                      (98,099)      (13,940)    (21,154)      (12,105)     145,298
    Depreciation and amortization of premises
      and equipment                                         203                                  18,523                     18,726
    Provision for loan losses                                                                    48,209                     48,209
    Amortization of intangibles                                                                   2,027                      2,027
    Net loss (gain) on sales of investment
      securities                                                                       27        (1,441)                    (1,414)
    Net loss (gain) on derivatives                                                 10,813          (158)                    10,655
    Net loss on disposition of premises and equipment                                               397                        397
    Net gain on sales of loans, excluding loans
      held-for-sale                                                                              (8,566)                    (8,566)
    Net amortization of premiums and accretion of
      discounts on investments                                                                    5,071                      5,071
    Net amortization of deferred loan fees and costs                                              9,402                      9,402
    Stock options expense                                     33                                    694                        727
    Net decrease in loans held-for-sale                                                         139,476       (1,195)      138,281
    Net increase in trading securities                                                         (119,365)                  (119,365)
    Net (increase) decrease in accrued income
      receivable                                            (18)            1                   (14,284)      (3,641)      (17,942)
    Net increase in other assets                         (6,635)       (1,525)        (28)        9,331         (960)          183
    Net increase (decrease) in interest payable              135           57      (1,152)      (15,688)       3,703       (12,945)
    Net increase (decrease) in deferred and
      current taxes                                        2,672                   (1,076)       10,532       (2,688)        9,440
    Net increase in postretirement benefit obligation                                             2,477                      2,477
    Net increase (decrease) in other liabilities             734          (69)     (3,740)      (48,168)       2,600       (48,643)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Total adjustments                                      (100,975)      (15,476)    (16,310)       26,364      143,117        36,720
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash (used in) provided by operating
  activities                                             (1,886)          (84)     (2,645)      146,482       (6,058)      135,809
                                                      ----------    ---------    --------    ----------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in money market
      investments                                       (31,770)                  (36,935)      153,763        1,128        86,186
    Purchases of investment securities
      held-to-maturity                                                                         (140,522)                  (140,522)
    Maturities of investment securities
      held-to-maturity                                                                          141,628                    141,628
    Purchases of investment securities
      available-for-sale                                                          (13,779)   (1,420,203)                (1,433,982)
    Maturities of investment securities
      available-for-sale                                                                      1,722,329       (1,900)    1,720,429
    Proceeds from sales of investment securities
      available-for-sale                                                           13,583        24,500                     38,083
    Net collections (disbursements) on loans             81,143                   (44,884)     (310,665)       7,738      (266,668)
    Proceeds from sales of loans                                                                279,750                    279,750
    Acquisition of loan portfolios                                                             (495,712)                  (495,712)
    Capital contribution to subsidiary                 (180,000)     (157,000)                               337,000
    Acquisition of premises and equipment                                                       (29,943)                   (29,943)
    Proceeds from sale of premises and equipment                                                    220                        220
    Dividends received from subsidiary                   26,100                                              (26,100)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash (provided by) used in investing
  activities                                            (104,527)    (157,000)    (82,015)      (74,855)     317,866      (100,531)
                                                      ----------    ---------    --------    ----------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                     20,811        3,743        24,554
    Net (decrease) increase in federal funds
      purchased and securities sold under
      agreements to repurchase                          (10,300)                 (133,150)      127,310      (26,032)      (42,172)
    Net (decrease) increase in other short-term
      borrowings                                        (21,695)           25      58,892      (629,614)     185,224      (407,168)
    Net (payments of) proceeds from notes
      payable and capital securities                    (18,620)                    1,136       469,693     (184,570)      267,639
    Dividends paid to parent company                                                            (26,100)      26,100
    Dividends paid                                      (27,440)                                                           (27,440)
    Proceeds from issuance of common stock                 3,916                                                             3,916
    Net proceeds from issuance of
      preferred stock                                    180,651                                               1,593       182,244
    Treasury stock acquired                                                                        (317)                      (317)
    Capital contribution from parent                                  157,000     157,000                   (314,000)
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net cash provided by (used in) financing
  activities                                             106,512      157,025      83,878       (38,217)    (307,942)        1,256
                                                      ----------    ---------    --------    ----------    ---------    ----------
Net increase (decrease) in cash and due
  from banks                                                  99          (59)       (782)       33,410        3,866        36,534
Cash and due from banks at beginning
  of period                                                  324           70       1,161       694,114      (43,113)      652,556
                                                      ----------    ---------    --------    ----------    ---------    ----------
Cash and due from banks at end of period              $      423    $      11    $    379    $  727,524     ($39,247)   $  689,090
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
                                                       =========    ========    =========   ==========   =========      ===========

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS

a) Exhibit No.          Exhibit Description                                              Reference
--------------          -------------------                                           ---------------
99.1            Certifications pursuant to 18 U.S.C. Section 1350, as adopted
                pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.           Exhibit A and B

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             POPULAR, INC.
                                             (Registrant)


Date: May 20, 2003                      By:  /s/ Jorge A. Junquera
                                             -----------------------------------
                                             Jorge A. Junquera
                                             Senior Executive Vice President


Date: May 20, 2003                      By:  /s/ Amilcar L. Jordan
                                             -----------------------------------
                                             Amilcar L. Jordan, Esq.
                                             Senior Vice President & Comptroller

                                  CERTIFICATION

I, Richard L. Carrion, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Popular, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 20, 2003

                                        By:  /s/ Richard L. Carrion
                                             -----------------------------------
                                             Richard L. Carrion
                                             Chief Executive Officer

                                  CERTIFICATION

I, Jorge A. Junquera, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Popular, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 20, 2003

                                        By:  /s/ Jorge A. Junquera
                                             -----------------------------------
                                             Jorge A. Junquera
                                             Chief Financial Officer