Form 10-Q
period 2003-06-30
POPULAR INC
filed 2003-08-14
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003	Commission file number 0 — 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-041-6582

(State of incorporation)	(I.R.S. Employer
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

               Yes [X ]            No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes [X ]            No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	132,775,308

(Title of Class)	(Shares Outstanding as of August 14, 2003)

POPULAR, INC.
INDEX

		Page

Part I – Financial Information
Item 1	Financial Statements
	Unaudited Consolidated Statements of Condition as of June 30, 2003, December 31, 2002 and June 30, 2002	3
	Unaudited Consolidated Statements of Income for the quarters and six months ended June 30, 2003 and 2002	4
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2003 and 2002	5
	Unaudited Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2003 and 2002	6
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	7
	Notes to Unaudited Consolidated Financial Statements	8-28
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-44
Item 3	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4	Controls and Procedures	46
Part II – Other Information
Item 1	Legal Proceedings	47
Item 4	Submission of Matters to a Vote of Security Holders	47
Item 6	Exhibits and Reports on Form 8-K	48
	Signatures	49

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

ITEM 1.    FINANCIAL STATEMENTS

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands, except share information)	2003	2002	2002

ASSETS
Cash and due from banks	$905,412	$652,556	$1,102,933

Money market investments:
Federal funds sold and securities purchased under agreements to resell	779,076	1,091,435	1,067,764
Time deposits with other banks	4,190	3,057	3,056
Bankers’ acceptances	12	154	838

	783,278	1,094,646	1,071,658

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	5,000,695	4,397,974	4,182,150
Other investment securities available-for-sale	6,413,269	6,133,929	5,936,069
Investment securities held-to-maturity, at amortized cost	194,266	180,751	225,070
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	540,549	416,979	230,145
Other trading securities	109,904	93,367	77,701
Loans held-for-sale, at lower of cost or market	333,334	1,092,927	910,006

Loans:
Loans pledged with creditors’ right to repledge	478,998	420,724	483,686
Other loans	20,339,646	18,355,123	17,819,028
Less – Unearned income	279,902	286,655	311,578
Allowance for loan losses	397,503	372,797	347,230

	20,141,239	18,116,395	17,643,906

Premises and equipment	473,520	461,177	404,382
Other real estate	47,863	39,399	35,193
Accrued income receivable	182,349	184,549	190,612
Other assets	728,973	578,091	516,726
Goodwill	188,310	182,965	178,739
Other intangible assets	30,593	34,647	35,432

	$36,073,554	$33,660,352	$32,740,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,216,227	$3,367,385	$4,012,168
Interest bearing	14,059,196	14,247,355	13,817,119

	18,275,423	17,614,740	17,829,287
Federal funds purchased and securities sold under agreements to repurchase	7,655,105	6,684,551	5,829,016
Other short-term borrowings	1,171,063	1,703,562	1,944,642
Notes payable	5,276,081	4,298,853	4,135,749
Other liabilities	612,610	677,605	524,447

	32,990,282	30,979,311	30,263,141

Subordinated notes	125,000	125,000	125,000

Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	144,000	144,000	144,000

Commitments and contingencies (See Note 8)

Minority interest in consolidated subsidiaries	1,401	1,162	964

Stockholders’ equity:
Preferred stock, $25 liquidation value; 10,000,000 shares authorized (7,475,000 issued and outstanding at June 30, 2003)	186,875	—	—
Common stock, $6 par value; 180,000,000 shares authorized; 139,355,728 shares issued (December 31, 2002 – 139,133,156; June 30, 2002 – 138,945,303) and 132,653,378 shares outstanding (December 31, 2002 – 132,439,047; June 30, 2002 – 132,251,194)	836,134	834,799	833,672
Surplus	280,526	278,366	272,761
Retained earnings	1,467,833	1,300,437	1,186,814
Treasury stock – at cost, 6,702,350 shares (December 31, 2002 – 6,694,109; June 30, 2002 – 6,694,109)	(205,527)	(205,210)	(205,210)
Accumulated other comprehensive income, net of tax of $73,166 (December 31, 2002 – $53,070; June 30, 2002 – $38,910)	247,030	202,487	119,580

	2,812,871	2,410,879	2,207,617

	$36,073,554	$33,660,352	$32,740,722

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share information)	2003	2002	2003	2002

INTEREST INCOME:
Loans	$385,547	$380,166	$763,480	$752,388
Money market investments	6,455	7,370	13,817	15,155
Investment securities	110,689	115,377	220,490	227,688
Trading account securities	8,968	3,086	17,153	6,587

	511,659	505,999	1,014,940	1,001,818

INTEREST EXPENSE:
Deposits	85,621	110,356	179,816	223,286
Short-term borrowings	37,804	45,274	78,593	89,718
Long-term debt	61,087	55,691	119,623	108,721

	184,512	211,321	378,032	421,725

Net interest income	327,147	294,678	636,908	580,093
Provision for loan losses	49,325	50,075	97,534	104,529

Net interest income after provision for loan losses	277,822	244,603	539,374	475,564
Service charges on deposit accounts	39,669	39,507	79,508	78,480
Other service fees	69,016	66,037	135,442	127,724
Gain (loss) on sale of securities	29,875	85	31,289	(3,925)
Trading account loss	(4,243)	(359)	(5,180)	(1,389)
Derivatives gains (losses)	2,548	(855)	(8,107)	(344)
Gain on sales of loans	15,367	11,599	34,883	29,543
Other operating income	19,940	18,974	36,497	35,307

	449,994	379,591	843,706	740,960

OPERATING EXPENSES:
Personnel costs:
Salaries	94,333	90,746	190,369	179,307
Profit sharing	4,918	5,368	11,163	10,308
Pension and other benefits	30,517	26,469	60,585	53,270

	129,768	122,583	262,117	242,885
Net occupancy expenses	20,742	20,048	41,202	39,078
Equipment expenses	26,056	24,376	52,406	49,141
Other taxes	9,302	9,285	18,854	18,833
Professional fees	20,113	19,724	38,889	37,231
Communications	14,312	13,111	29,009	26,384
Business promotion	17,010	16,831	32,980	30,199
Printing and supplies	5,004	5,078	9,747	9,587
Other operating expenses	34,943	17,061	53,661	34,382
Amortization of intangibles	2,028	2,556	4,055	5,099

	279,278	250,653	542,920	492,819

Income before income tax and minority interest	170,716	128,938	300,786	248,141
Income tax	35,946	32,594	66,849	62,742
Net gain of minority interest	(163)	(39)	(241)	(50)

NET INCOME	$134,607	$96,305	$233,696	$185,349

NET INCOME APPLICABLE TO COMMON STOCK	$131,594	$96,305	$229,734	$182,839

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.99	$0.72	$1.73	$1.35

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.20	$0.47	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended June 30,
(In thousands)	2003	2002

Preferred stock:
Balance at beginning of year	—	$100,000
Issuance (redemption) of preferred stock	$186,875	(100,000)

Balance at end of period	186,875	—

Common stock:
Balance at beginning of year	834,799	832,498
Common stock issued under dividend reinvestment plan	1,319	1,174
Options exercised	16	—

Balance at end of period	836,134	833,672

Surplus:
Balance at beginning of year	278,366	268,544
Common stock issued under dividend reinvestment plan	5,769	4,217
Issuance cost of preferred stock	(4,735)	—
Options granted	1,043	—
Options exercised	83	—

Balance at end of period	280,526	272,761

Retained earnings:
Balance at beginning of year	1,300,437	1,057,724
Net income	233,696	185,349
Cash dividends declared on common stock	(62,338)	(53,749)
Cash dividends declared on preferred stock	(3,962)	(510)
Redemption of preferred stock	—	(2,000)

Balance at end of period	1,467,833	1,186,814

Accumulated other comprehensive income:
Balance at beginning of year	202,487	80,188
Other comprehensive income, net of tax	44,543	39,392

Balance at end of period	247,030	119,580

Treasury stock – at cost:
Balance at beginning of year	(205,210)	(66,136)
Purchase of common stock	(317)	(139,074)

Balance at end of period	(205,527)	(205,210)

Total stockholders’ equity	$2,812,871	$2,207,617

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2003	2002	2003	2002

Net Income	$134,607	$96,305	$233,696	$185,349

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(5,367)	(245)	(13,156)	(382)
Unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax of $23,556 (2002 - $22,128) for the quarter and $25,234 (2002 - $10,465) for the six-month period	72,830	90,109	85,641	38,985
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $3,919 (2002 - $40) for the quarter and $4,458 (2002 - ($1,522)) for the six-month period	25,956	(19)	26,831	(2,466)
Net loss on cash flow hedges	(2,040)	(1,326)	(4,342)	(2,454)
Less: reclassification adjustment for losses included in net income, net of tax of ($993) (2002 – ($451)) for the quarter and ($2,052) (2002 – ($514)) for the six-month period	(1,571)	(683)	(3,249)	(783)
Cumulative effect of accounting change
Less: reclassification adjustment for gains included in net income	18	—	18	6

Total other comprehensive income, net of tax	$41,020	$89,240	$44,543	$39,392

Comprehensive income	$175,627	$185,545	$278,239	$224,741

Disclosure of accumulated other comprehensive income:

	June 30,	December 31,	June 30,
(In thousands)	2003	2002	2002

Foreign currency translation adjustment	$(15,392)	$(2,236)	$(1,838)
Unrealized gains on securities	266,435	207,625	122,627
Unrealized losses on derivatives	(4,379)	(3,286)	(1,593)
Cumulative effect of accounting change	366	384	384

Accumulated other comprehensive income	$247,030	$202,487	$119,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$233,696	$185,349

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	36,897	38,042
Provision for loan losses	97,534	104,529
Amortization of intangibles	4,055	5,099
Net (gain) loss on sales of investment securities	(31,289)	3,925
Net loss on derivatives	8,107	344
Net loss on disposition of premises and equipment	106	223
Net gain on sales of loans, excluding loans held-for-sale	(3,444)	(5,838)
Net amortization of premiums and accretion of discounts on investments	11,394	7,521
Net amortization of deferred loan fees and costs	20,045	17,365
Earnings from investments under the equity method	(2,964)	(3,045)
Stock options expense	1,066	—
Net decrease in loans held-for-sale	121,669	29,482
Net increase in trading securities	(223,111)	(37,660)
Net decrease (increase) in accrued income receivable	2,200	(4,469)
Net (increase) decrease in other assets	(109,908)	5,919
Net decrease in interest payable	(9,872)	(2,255)
Net decrease in deferred and current taxes	(21,471)	(30,785)
Net increase in postretirement benefit obligation	5,622	1,533
Net (decrease) increase in other liabilities	(73,725)	13,938

Total adjustments	(167,089)	143,868

Net cash provided by operating activities	66,607	329,217

Cash flows from investing activities:
Net decrease (increase) in money market investments	311,368	(247,868)
Purchases of investment securities held-to-maturity	(338,878)	(230,173)
Maturities of investment securities held-to-maturity	325,555	591,427
Purchases of investment securities available-for-sale	(4,633,860)	(3,956,630)
Maturities of investment securities available-for-sale	3,658,466	2,137,502
Proceeds from sales of investment securities available-for-sale	258,093	1,029,857
Net disbursements on loans	(479,973)	(684,660)
Proceeds from sales of loans	98,596	294,422
Acquisition of loan portfolios	(1,170,573)	(513,668)
Acquisition of premises and equipment	(50,413)	(43,874)
Proceeds from sales of premises and equipment	1,067	6,932

Net cash used in investing activities	(2,020,552)	(1,616,733)

Cash flows from financing activities:
Net increase in deposits	659,500	1,484,884
Net increase in federal funds purchased and securities sold under agreements to repurchase	970,554	77,248
Net (decrease) increase in other short-term borrowings	(532,499)	117,400
Net proceeds from notes payable and capital securities	977,228	395,538
Dividends paid	(56,969)	(55,080)
Proceeds from issuance of common stock	7,164	5,391
Proceeds from issuance of preferred stock	182,140	—
Redemption of preferred stock	—	(102,000)
Treasury stock acquired	(317)	(139,074)

Net cash provided by financing activities	2,206,801	1,784,307

Net increase in cash and due from banks	252,856	496,791
Cash and due from banks at beginning of period	652,556	606,142

Cash and due from banks at end of period	$905,412	$1,102,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the Corporation) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States, the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 14 to the unaudited consolidated financial statements presents further information about the Corporation’s business segments.

The unaudited consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These statements are, in the opinion of management, a fair statement of the results for the periods presented. These results are unaudited, but, in the opinion of management, include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain minor reclassifications have been made to the prior period consolidated financial statements to conform with the 2003 presentation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2002, included in the Corporation’s Annual Report on Form 10-K.

Note 2 – Accounting Changes

FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

FASB’s Interpretation No. 45 (FIN No. 45) requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Corporation’s financial position and results of operations for the quarter and six months ended June 30, 2003. Refer to Note 8 to the unaudited consolidated financial statements for further information.

FIN No. 46 “Consolidation of Variable Interest Entities”

FASB’s Interpretation No. 46 (FIN No. 46) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. As of June 30, 2003 the adoption of this Interpretation has not have an impact on the Corporation’s financial position or results of operations.

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, except for certain situations, all provisions of this Statement should be applied prospectively. Also, the provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Management is currently evaluating the impact that SFAS No. 149 may have on the Corporation’s financial condition or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management is currently evaluating the impact that SFAS No. 150 may have on the Corporation’s financial statements.

Note 3 – Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of June 30, 2003, December 31, 2002 and June 30, 2002 were as follows:

	AS OF JUNE 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 11 years and 1 month)	$599,792	$787	$5,653	$594,926
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 8 months)	6,710,004	201,667	150	6,911,521
Obligations of Puerto Rico, States and political subdivisions (average maturity of 8 years and 9 months)	77,784	7,608	2	85,390
Collateralized mortgage obligations (average maturity of 23 years and 4 months)	2,288,704	7,421	1,477	2,294,648
Mortgage-backed securities (average maturity of 20 years and 8 months)	1,044,165	36,423	36	1,080,552
Equity securities (without contractual maturity)	252,097	94,789	—	346,886
Others (average maturity of 14 years and 11 months)	98,857	1,187	3	100,041

	$11,071,403	$349,882	$7,321	$11,413,964

	AS OF DECEMBER 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 6 months)	$354,957	$5,262	—	$360,219
Obligations of other U.S. Government agencies and corporations (average maturity of 5 years and 4 months)	6,192,871	125,675	$388	6,318,158
Obligations of Puerto Rico, States and political subdivisions (average maturity of 7 years and 10 months)	79,004	4,915	14	83,905
Collateralized mortgage obligations (average maturity of 20 years and 6 months)	2,172,117	11,964	272	2,183,809
Mortgage-backed securities (average maturity of 23 years and 5 months)	1,094,276	36,556	156	1,130,676
Equity securities (without contractual maturity)	263,342	77,677	22	340,997
Others (average maturity of 16 years and 8 months)	112,342	1,800	3	114,139

	$10,268,909	$263,849	$855	$10,531,903

	AS OF JUNE 30, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 11 months)	$360,010	$10,088	—	$370,098
Obligations of other U.S. Government agencies and corporations (average maturity of 4 years and 4 months)	6,017,891	84,398	$4,401	6,097,888
Obligations of Puerto Rico, states and political subdivisions (average maturity of 7 years and 2 months)	90,241	4,069	65	94,245
Collateralized mortgage obligations (average maturity of 20 years and 7 months)	2,499,615	11,894	11,557	2,499,952
Mortgage-backed securities (average maturity of 24 years and 3 months)	645,308	12,720	1,960	656,068
Equity securities (without contractual maturity)	248,497	58,301	17	306,781
Others (average maturity of 17 years and 8 months)	92,322	869	4	93,187

	$9,953,884	$182,339	$18,004	$10,118,219

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity.

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

Note 4 – Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of June 30, 2003, December 31, 2002 and June 30, 2002 were as follows:

	AS OF JUNE 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$34,676	$1	—	$34,677
Obligations of Puerto Rico, States and political subdivisions (average maturity of 15 years and 2 months)	87,806	1,101	$356	88,551
Collateralized mortgage obligations (average maturity of 21 years and 2 months)	1,009	—	101	908
Others (average maturity of 2 years and 3 months)	70,775	3,157	85	73,847

	$194,266	$4,259	$542	$197,983

	AS OF DECEMBER 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$28,618	$4	—	$28,622
Obligations of Puerto Rico, States and political subdivisions (average maturity of 10 years and 1 month)	80,174	933	$186	80,921
Collateralized mortgage obligations (average maturity of 21 years and 7 months)	1,126	—	112	1,014
Others (average maturity of 2 years and 9 months)	70,833	793	—	71,626

	$180,751	$1,730	$298	$182,183

	AS OF JUNE 30, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 2 months)	$27,388	—	—	$27,388
Obligations of Puerto Rico, States and political subdivisions (average maturity of 11 years and 5 months)	114,774	$1,758	$542	115,990
Collateralized mortgage obligations (average maturity of 22 years and 2 months)	1,266	—	—	1,266
Others (average maturity of 2 years and 9 months)	81,642	42	857	80,827

	$225,070	$1,800	$1,399	$225,471

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity.

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

Note 5 – Pledged assets

Securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2003	2002	2002

Investment securities available-for-sale	$2,637,284	$2,046,100	$2,426,862
Investment securities held-to-maturity	2,307	3,278	4,211
Loans	3,906,538	3,402,042	2,506,300

	$6,546,129	$5,451,420	$4,937,373

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, swaptions, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts. During the quarter ended June 30, 2003, there were no significant changes in derivative instruments and hedging activities since December 31, 2002, except for the cancellation of certain interest rate contracts as described below.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors. During this quarter, the Corporation terminated the interest rate contracts outstanding with a notional amount of $500,000 and recognized a gain of $1,565. These swaps did not qualify as hedges in accordance with SFAS No. 133, as amended.

For the quarters ended June 30, 2003 and June 30, 2002, the Corporation recognized a gain of $2,548 and a loss of $855, respectively, as a result of the changes in fair value of the non-hedging derivatives.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

	Six months ended June 30, 2003

		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total

Balance as of January 1, 2003	$110,482	$11,247	$6,727	$54,509	$182,965
Goodwill acquired during the period	3,639	2,099	—	(393)	5,345

Balance as of June 30, 2003	$114,121	$13,346	$6,727	$54,116	$188,310

As of June 30, 2003, December 31, 2002 and June 30, 2002, goodwill totaled $188,310, $182,965 and $178,739, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of June 30, 2003, December 31, 2002 and June 30, 2002:

	June 30, 2003		December 31, 2002		June 30, 2002

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core Deposits	$78,317	$50,708	$87,739	$56,263	$87,711	$52,395
Other customer relationships	2,886	265	2,886	120	—	—
Other intangibles	509	146	509	104	202	86

Total	$81,712	$51,119	$91,134	$56,487	$87,913	$52,481

During the quarter ended June 30, 2003, the Corporation recognized $2,028 in amortization expense related to other intangible assets with definite lives (June 30, 2002 – $2,556). For the six months ended June 30, 2003, the amortization expense totaled $4,055 (June 30, 2002 – $5,099).

Certain core deposits were fully amortized as of June 30, 2003, and as such, their gross amount and accumulated amortization were excluded from the accounting records and the tabular disclosure presented above for June 30, 2003.

The following table presents the estimated aggregate amortization expense of the intangible assets with definite lives that the Corporation has as of June 30, 2003, for each of the following fiscal years:

(In thousands)

2003	$7,836
2004	7,145
2005	5,543
2006	5,394
2007	3,693

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are commercial letters of credit and stand-by letters of credit outstanding, which contract amounts at June 30, 2003 were $22,832 and $138,821, respectively (June 30, 2002 – $11,972 and $87,356; December 31, 2002 – $19,564 and $126,383). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.

In accordance with the recognition provisions of FIN No. 45, during the six months ended June 30, 2003, the Corporation recorded a liability of $267, which represents the fair value of the obligations undertaken in issuing the guarantees under the stand-by letters of credit issued or modified after December 31, 2002. This liability was included as part of “other liabilities” in the Statement of Condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding as of June 30, 2003 and 2002, and December 31, 2002 represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon, normally within a year. The Corporation’s stand-by letters of credit are generally secured and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

As of June 30, 2003, the Corporation has two outstanding commitments to purchase mortgage loans from other institutions at market. In 2002, the Corporation entered into a commitment to purchase $100,000 of mortgage loans with the option of purchasing $75,000 in additional loans. The commitment expires on June 30, 2004. As of June 30, 2003, $50,000 in loans had been purchased under this agreement. The other commitment, entered into by the Corporation during the first quarter of 2003, provides for the purchase of $150,000 of mortgage loans with the option of purchasing $50,000 in additional loans. This commitment expires on September 30, 2004. As of June 30, 2003, $50,000 in loans had been purchased under this agreement.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of the Corporation’s wholly-owned subsidiaries approximating $3,587,000 at June 30, 2003 (December 31, 2002 – $3,382,800).

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations. Refer to Item 1 – Legal Proceedings in Part II – Other Information in this Form 10-Q for further information.

Note 9 – Stock Option Plan

In September 2002, the Corporation opted to use the fair value method for recording stock options as described in SFAS No. 123 “Accounting for Stock-Based Compensation.” During the quarter and six months ended June 30, 2003, the Corporation recognized $339 and $1,066, respectively, in stock option expense.

The following table summarizes information about stock options outstanding at June 30, 2003:

(Not in thousands)
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$28.78 - $38.50	902,925	$31.48	9.19 years	152,181	$30.01

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2002	26,416	$31.39
Granted	423,647	29.11
Exercised	(199)	32.60
Forfeited	(4,789)	28.84

Outstanding at December 31, 2002	445,075	29.25
Granted	465,844	33.57
Exercised	(2,641)	28.84
Forfeited	(5,353)	28.84

Outstanding at June 30, 2003	902,925	$31.48

The fair value of these options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2003 were the following: an expected dividend yield of 2.42% (2002 – 2.16%), an average expected life of options of 10 years (2002 – 10 years), an expected volatility of 24.02% (2002 – 26.48%) and a risk-free interest rate of 3.75% (2002 – 4.91%). The weighted average fair value of options granted during 2003 was $9.04 per option (2002 – $9.80).

Note 10 –	Subordinated Notes and Preferred Beneficial Interest in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of BanPonce Trust I’s 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I’s 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “Junior Subordinated Debentures”). As of June 30, 2003, the Corporation had reacquired $6,000 of the capital securities. BanPonce Trust I is a 100% owned finance subsidiary of the Corporation. The capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as “Preferred Beneficial Interests in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation.” The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of Junior Subordinated Debentures at June 30, 2003 (June 30, 2002 – $148,640; December 31, 2002 – $148,640) and a related accrued interest receivable of $4,126 (June 30, 2002 – $4,177; December 31, 2002 - $4,126). The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities).

Note 11- Stockholders’ Equity

The Corporation declared cash dividends on common stock amounting to $62,338 for the six-month period ended June 30, 2003 (June 30, 2002 – $53,749).

During the first quarter of 2003, the Corporation issued 7,475,000 shares of its 6.375% noncumulative monthly income preferred stock, Series A, at a price of $25 per share. The net proceeds to the Corporation, after the underwriting discounts and expenses, amounted to $182,140. Dividends declared on the preferred stock during the six months ended June 30, 2003 amounted to $3,962.

These shares of preferred stock are nonconvertible and are redeemable at the option of the Corporation. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter. Dividends on the Series A preferred stock are noncumulative and are payable monthly at an annual rate of 6.375% of the liquidation preference value of $25.00 per share.

Note 12 – Earnings per Common Share

A computation of earnings per common share follows:

	Quarter ended		Six-months ended
	June 30,		June 30,
(In thousands, except share information)	2003	2002	2003	2002

Net income	$134,607	$96,305	$233,696	$185,349
Less: Preferred stock dividends and amount paid on redemption of preferred stock in 2002	3,013	—	3,962	2,510

Net income applicable to common stock	$131,594	$96,305	$229,734	$182,839

Average common shares outstanding	132,675,459	134,440,879	132,626,297	135,452,584
Average potential common shares – stock options	36,953	91	26,653	49

Average common shares outstanding – assuming dilution	132,712,412	134,440,970	132,652,950	135,452,633

Basic earnings per common share	$0.99	$0.72	$1.73	$1.35

Diluted earnings per common share	$0.99	$0.72	$1.73	$1.35

Potential common shares consist of common stock issuable under the assumed exercise of stock options granted under the Corporation’s stock option plan, using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased will be added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

During the second quarter of 2003 there were 470,985 weighted average antidilutive stock options outstanding (2002 – 422,243) and for the six months ended on June 30, 2003 there were 444,969 weighted average antidilutive stock options outstanding (2002 – 325,527).

Note 13 – Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the six-month period ended June 30, 2003, the Corporation paid interest and income taxes amounting to $387,904 and $84,803, respectively (2002 – $423,980 and $72,245). In addition, loans receivable transferred to other real estate and other property for the six months ended June 30, 2003 amounted to $38,046 and $13,555, respectively (2002 – $20,192 and $16,184).

During the first quarter of 2003, the Corporation transferred $637,925 of loans held-for-sale to the loan portfolio (held-for-investment) based on management intent and ability.

Note 14 – Segment Reporting

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

The Corporation’s auto and lease financing segment provides financing for vehicles and equipment through Popular Auto in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The “Other” category includes all holding companies and non-banking subsidiaries which provide insurance agency services, retail financial services, broker/dealer activities, as well as those providing ATM processing services, electronic data processing and consulting services, sale and rental of electronic data processing equipment and selling and maintenance of computer software.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segment for the quarters and six-month periods ended June 30, 2003 and 2002.

	Quarter ended June 30, 2003

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$239,314	$64,844	$19,821	$1,778	$1,390	$327,147
Provision for loan losses	30,621	13,729	4,975			49,325
Other income	66,739	19,209	5,247	86,509	(5,532)	172,172
Amortization of intangibles	1,938			90		2,028
Depreciation expense	12,263	1,100	2,859	1,949		18,171
Other operating expenses	178,890	34,741	8,172	37,537	(261)	259,079
Net gain of minority interest		(163)				(163)
Income tax	12,140	11,971	3,394	9,434	(993)	35,946

Net income	$70,201	$22,349	$5,668	$39,277	$(2,888)	$134,607

Segment Assets	$28,326,802	$6,735,142	$1,445,719	$7,597,555	$(8,031,664)	$36,073,554

	Six-months ended June 30, 2003

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$467,546	$126,390	$38,503	$2,205	$2,264	$636,908
Provision for loan losses	61,644	25,940	9,950			97,534
Other income	136,429	41,323	10,419	128,438	(12,277)	304,332
Amortization of intangibles	3,875			180		4,055
Depreciation expense	25,031	2,284	5,757	3,825		36,897
Other operating expenses	342,493	69,102	15,993	74,932	(552)	501,968
Net gain of minority interest		(241)				(241)
Income tax	28,657	24,887	6,603	9,395	(2,693)	66,849

Net income	$142,275	$45,259	$10,619	$42,311	$(6,768)	$233,696

Segment Assets	$28,326,802	$6,735,142	$1,445,719	$7,597,555	$(8,031,664)	$36,073,554

	Quarter ended June 30, 2002

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$227,789	$50,199	$16,391	$228	$71	$294,678
Provision for loan losses	33,441	9,959	6,675			50,075
Other income	69,451	16,160	4,830	46,732	(2,185)	134,988
Amortization of intangibles	2,548			8		2,556
Depreciation expense	13,493	1,087	2,695	1,559		18,834
Other operating expenses	160,713	28,596	7,637	32,584	(267)	229,263
Net gain of minority interest		(39)				(39)
Income tax	18,239	9,276	1,524	4,004	(449)	32,594

Net income	$68,806	$17,402	$2,690	$8,805	$(1,398)	$96,305

Segment Assets	$26,721,751	$5,036,978	$1,172,300	$6,937,713	$(7,128,020)	$32,740,722

	Six-months ended June 30, 2002

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$450,807	$98,233	$31,645	$(722)	$130	$580,093
Provision for loan losses	70,882	20,227	13,420			104,529
Other income	136,126	33,256	9,567	92,183	(5,736)	265,396
Amortization of intangibles	5,089			10		5,099
Depreciation expense	27,285	2,113	5,573	3,071		38,042
Other operating expenses	312,804	58,314	14,789	64,257	(486)	449,678
Net gain of minority interest		(50)				(50)
Income tax	36,360	17,607	2,681	7,444	(1,350)	62,742

Net income	$134,513	$33,178	$4,749	$16,679	$(3,770)	$185,349

Segment Assets	$26,721,751	$5,036,978	$1,172,300	$6,937,713	$(7,128,020)	$32,740,722

During the quarter ended June 30, 2003, the Corporation’s parent holding company realized gains on the sale of marketable securities approximating $29,300 ($25,700 after-tax). These gains are included in “other income” within the “other” reportable segment category.

Intersegment Revenues*

	Quarter ended		Six-months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Commercial Banking	$15,036	$16,699	$31,220	$33,726
Mortgage and Consumer Lending	(37,810)	(44,839)	(76,057)	(87,460)
Auto and Lease Financing	(12,508)	(13,679)	(25,579)	(26,832)
Other	39,424	43,933	80,429	86,172

Total intersegment revenues	$4,142	$2,114	$10,013	$5,606

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans.

Geographic Information

	Quarter ended		Six-months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2003	2002	2003	2002

Revenues**
Puerto Rico	$343,534	$291,475	$646,479	$575,759
United States	142,848	126,061	269,131	241,865
Other	12,937	12,130	25,630	27,865

Total consolidated revenues	$499,319	$429,666	$941,240	$845,489

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of investment securities, derivatives gains (losses), trading account loss, gain on sales of loans and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2003	2002	2002

Selected Balance Sheet Information:
Puerto Rico
Total assets	$23,566,694	$22,307,784	$22,094,448
Loans	10,333,550	10,065,646	9,966,695
Deposits	12,657,126	12,036,491	12,264,302
Mainland United States
Total assets	$11,829,565	$10,637,293	$9,844,387
Loans	10,163,772	9,140,382	8,578,291
Deposits	4,761,462	4,778,234	4,702,432
Other
Total assets	$677,295	$715,275	$801,887
Loans	374,754	376,091	356,156
Deposits	856,835	800,015	862,553

Note 15 –	Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of June 30, 2003, December 31, 2002 and June 30, 2002, and the results of their operations and cash flows for the periods ended June 30, 2003 and 2002. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of May 31, 2003, November 30, 2002 and May 31, 2002, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2003, BPPR could have declared a dividend of approximately $105,306 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$4,272	$3,443	$440	$951,693	$(54,436)	$905,412
Money market investments	53,837	301	80,277	1,064,191	(415,328)	783,278
Investment securities available-for-sale, at market value	229,332	33,842	7,229	11,148,761	(5,200)	11,413,964
Investment securities held-to-maturity, at amortized cost				342,906	(148,640)	194,266
Trading account securities, at market value				650,453		650,453
Investment in subsidiaries	2,682,206	842,505	894,595	194,365	(4,613,671)
Loans held-for-sale, at lower of cost or market				347,348	(14,014)	333,334

Loans	111,509		2,847,890	22,618,274	(4,759,029)	20,818,644
Less – Unearned income				279,902		279,902
Allowance for loan losses				397,503		397,503

	111,509		2,847,890	21,940,869	(4,759,029)	20,141,239

Premises and equipment	10,785			462,735		473,520
Other real estate				47,863		47,863
Accrued income receivable	173	1	12,808	192,222	(22,855)	182,349
Other assets	22,744	27,582	1,614	668,379	8,654	728,973
Goodwill				188,310		188,310
Other intangible assets				30,593		30,593

	$3,114,858	$907,674	$3,844,853	$38,230,688	$(10,024,519)	$36,073,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,270,601	$(54,374)	$4,216,227
Interest bearing				14,268,875	(209,679)	14,059,196

				18,539,476	(264,053)	18,275,423
Federal funds purchased and securities sold under agreements to repurchase	$1,000		$484,185	7,360,568	(190,648)	7,655,105
Other short-term borrowings	3,723	$125	161,716	2,140,197	(1,134,698)	1,171,063
Notes payable	119,116	8,788	2,341,877	6,541,177	(3,734,877)	5,276,081
Other liabilities	53,148	1,625	22,822	591,591	(56,576)	612,610

	176,987	10,538	3,010,600	35,173,009	(5,380,852)	32,990,282

Subordinated notes	125,000					125,000

Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000

Minority interest in consolidated subsidiary				108	1,293	1,401

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	836,134	3,962	2	72,577	(76,541)	836,134
Surplus	278,933	678,038	619,964	1,335,998	(2,632,407)	280,526
Retained earnings	1,469,426	210,436	207,929	1,323,101	(1,743,059)	1,467,833
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income, net of tax	247,030	4,700	6,358	182,675	(193,733)	247,030

	2,812,871	897,136	834,253	2,913,571	(4,644,960)	2,812,871

	$3,114,858	$907,674	$3,844,853	$38,230,688	$(10,024,519)	$36,073,554

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$324	$70	$1,161	$694,114	$(43,113)	$652,556
Money market investments	2,937	300	9,708	1,250,994	(169,293)	1,094,646
Investment securities available-for-sale, at market value	223,661	28,290	6,720	10,278,232	(5,000)	10,531,903
Investment securities held-to-maturity, at amortized cost				329,391	(148,640)	180,751
Trading account securities, at market value				510,346		510,346
Investment in subsidiaries, at equity	2,322,470	624,306	850,071	199,869	(3,996,716)
Loans held-for-sale, at lower of cost or market value				1,109,161	(16,234)	1,092,927

Loans	167,523		2,573,222	20,341,601	(4,306,499)	18,775,847
Less – Unearned income				286,655		286,655
Allowance for loan losses				372,797		372,797

	167,523		2,573,222	19,682,149	(4,306,499)	18,116,395

Premises and equipment	11,192			449,985		461,177
Other real estate				39,399		39,399
Accrued income receivable	294	2	11,891	194,372	(22,010)	184,549
Other assets	21,781	36,409	15,068	503,268	1,565	578,091
Goodwill				182,965		182,965
Other intangible assets				34,647		34,647

	$2,750,182	$689,377	$3,467,841	$35,458,892	$(8,705,940)	$33,660,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,410,409	$(43,024)	$3,367,385
Interest bearing				14,270,528	(23,173)	14,247,355

				17,680,937	(66,197)	17,614,740
Federal funds purchased and securities sold under agreements to repurchase	$10,300		$498,883	6,307,488	(132,120)	6,684,551
Other short-term borrowings	29,191	$90	439,052	2,477,471	(1,242,242)	1,703,562
Notes payable	137,777	8,788	1,849,017	5,517,986	(3,214,715)	4,298,853
Other liabilities	37,035	166	64,705	604,830	(29,131)	677,605

	214,303	9,044	2,851,657	32,588,712	(4,684,405)	30,979,311

Subordinated notes	125,000					125,000

Preferred beneficial interests in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000

Minority interest in consolidated subsidiaries				110	1,052	1,162

Stockholders’ equity:
Common stock	834,799	3,962	2	72,577	(76,541)	834,799
Surplus	278,366	492,543	439,964	1,335,498	(2,268,005)	278,366
Retained earnings	1,300,437	170,874	170,956	1,178,321	(1,520,151)	1,300,437
Treasury stock, at cost	(205,210)			(463)	463	(205,210)
Accumulated other comprehensive income, net of tax	202,487	12,954	5,262	140,137	(158,353)	202,487

	2,410,879	680,333	616,184	2,726,070	(4,022,587)	2,410,879

	$2,750,182	$689,377	$3,467,841	$35,458,892	$(8,705,940)	$33,660,352

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
AS OF JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$290	$67	$1,135	$1,156,727	$(55,286)	$1,102,933
Money market investments	21,236	301	103	1,257,743	(207,725)	1,071,658
Investment securities available-for-sale, at market value	203,973	30,744	6,523	9,881,979	(5,000)	10,118,219
Investment securities held-to-maturity, at amortized cost				373,710	(148,640)	225,070
Trading account securities, at market value				307,846		307,846
Investment in subsidiaries	2,155,177	595,515	808,186	180,079	(3,738,957)
Loans held-for-sale, at lower of cost or market				927,387	(17,381)	910,006

Loans	238,424		2,788,008	19,693,428	(4,417,146)	18,302,714
Less – Unearned income				311,578		311,578
Allowance for loan losses				347,230		347,230

	238,424		2,788,008	19,034,620	(4,417,146)	17,643,906

Premises and equipment	11,599			392,783		404,382
Other real estate				35,193		35,193
Accrued income receivable	198		13,721	200,508	(23,815)	190,612
Other assets	23,232	34,107	8,206	449,467	1,714	516,726
Goodwill				178,739		178,739
Other intangible assets				35,432		35,432

	$2,654,129	$660,734	$3,625,882	$34,412,213	$(8,612,236)	$32,740,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,067,396	$(55,228)	$4,012,168
Interest bearing				13,838,793	(21,674)	13,817,119

				17,906,189	(76,902)	17,829,287
Federal funds purchased and securities sold under agreements to repurchase			$562,771	5,442,296	(176,051)	5,829,016
Other short-term borrowings	$98,961	$8,687	489,926	2,606,886	(1,259,818)	1,944,642
Notes payable	180,386		1,935,688	5,328,948	(3,309,273)	4,135,749
Other liabilities	42,165	116	50,192	461,628	(29,654)	524,447

	321,512	8,803	3,038,577	31,745,947	(4,851,698)	30,263,141

Subordinated notes	125,000					125,000

Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000

Minority interest in consolidated subsidiary				110	854	964

Stockholders’ equity:
Common stock	833,672	3,962	2	72,576	(76,540)	833,672
Surplus	272,761	492,543	439,964	1,335,419	(2,267,926)	272,761
Retained earnings	1,186,814	142,544	145,001	1,038,796	(1,326,341)	1,186,814
Treasury stock, at cost	(205,210)			(463)	463	(205,210)
Accumulated other comprehensive income, net of tax	119,580	12,882	2,338	75,828	(91,048)	119,580

	2,207,617	651,931	587,305	2,522,156	(3,761,392)	2,207,617

	$2,654,129	$660,734	$3,625,882	$34,412,213	$(8,612,236)	$32,740,722

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$605		$37,288	$401,104	$(53,450)	$385,547
Money market investments	111	1	548	16,715	(10,920)	6,455
Investment securities	313		208	113,100	(2,932)	110,689
Trading account securities				8,968		8,968

	1,029	1	38,044	539,887	(67,302)	511,659

INTEREST EXPENSE:
Deposits				85,839	(218)	85,621
Short-term borrowings	47		3,647	51,045	(16,935)	37,804
Long-term debt	4,212	58	33,179	75,175	(51,537)	61,087

	4,259	58	36,826	212,059	(68,690)	184,512

Net interest (loss) income	(3,230)	(57)	1,218	327,828	1,388	327,147
Provision for loan losses				49,325		49,325

Net interest (loss) income after provision for loan losses	(3,230)	(57)	1,218	278,503	1,388	277,822
Service charges on deposit accounts				39,669		39,669
Other service fees				69,262	(246)	69,016
Gain (loss) on sale of securities	29,196		(2)	681		29,875
Trading account loss				(4,243)		(4,243)
Derivatives gains (losses)			2,703	(155)		2,548
Gain on sales of loans				20,331	(4,964)	15,367
Other operating income	8,841	805		10,616	(322)	19,940

	34,807	748	3,919	414,664	(4,144)	449,994

OPERATING EXPENSES:
Personnel costs:
Salaries		82		94,251		94,333
Profit sharing				4,918		4,918
Pension and other benefits		14		30,503		30,517

		96		129,672		129,768
Net occupancy expenses		4		20,738		20,742
Equipment expenses				26,056		26,056
Other taxes	291			9,011		9,302
Professional fees	208	5	79	19,943	(122)	20,113
Communications	12			14,300		14,312
Business promotion				17,010		17,010
Printing and supplies				5,004		5,004
Other operating expenses	99	25	444	34,514	(139)	34,943
Amortization of intangibles				2,028		2,028

	610	130	523	278,276	(261)	279,278

Income before income tax, minority interest and equity in earnings of subsidiaries	34,197	618	3,396	136,388	(3,883)	170,716
Income tax	3,667		2,693	30,580	(994)	35,946
Net gain of minority interest				(163)		(163)

Income before equity in earnings of subsidiaries	30,530	618	703	105,645	(2,889)	134,607
Equity in earnings of subsidiaries	104,077	23,552	22,605	12,873	(163,107)	—

NET INCOME	$134,607	$24,170	$23,308	$118,518	$(165,996)	$134,607

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$3,542		$40,112	$396,792	$(60,280)	$380,166
Money market investments	51	$2	14	18,160	(10,857)	7,370
Investment securities	285		189	118,153	(3,250)	115,377
Trading account securities				3,206	(120)	3,086

	3,878	2	40,315	536,311	(74,507)	505,999

INTEREST EXPENSE:
Deposits				110,523	(167)	110,356
Short-term borrowings	656	38	5,347	58,006	(18,773)	45,274
Long-term debt	5,007		34,344	71,979	(55,639)	55,691

	5,663	38	39,691	240,508	(74,579)	211,321

Net interest (loss) income	(1,785)	(36)	624	295,803	72	294,678
Provision for loan losses				50,075		50,075

Net interest (loss) income after provision for loan losses	(1,785)	(36)	624	245,728	72	244,603
Service charges on deposit accounts				39,507		39,507
Other service fees				66,089	(52)	66,037
(Loss) gain on sale of securities	(1,078)			1,163		85
Trading account loss				(429)	70	(359)
Derivatives gains (losses)			69	(924)		(855)
Gain on sales of loans				13,570	(1,971)	11,599
Other operating income	4,163	1,039	169	13,834	(231)	18,974

	1,300	1,003	862	378,538	(2,112)	379,591

OPERATING EXPENSES:
Personnel costs:
Salaries		77		90,669		90,746
Profit sharing				5,368		5,368
Pension and other benefits		14		26,455		26,469

		91		122,492		122,583
Net occupancy expenses		3		20,045		20,048
Equipment expenses				24,376		24,376
Other taxes	245			9,040		9,285
Professional fees	145	3	49	19,588	(61)	19,724
Communications	11			13,100		13,111
Business promotion				16,831		16,831
Printing and supplies				5,078		5,078
Other operating expenses	55	26	163	17,023	(206)	17,061
Amortization of intangibles				2,556		2,556

	456	123	212	250,129	(267)	250,653

Income before income tax, minority interest and equity in earnings of subsidiaries	844	880	650	128,409	(1,845)	128,938
Income tax	(135)		602	32,574	(447)	32,594
Net gain of minority interest				(39)		(39)

Income before equity in earnings of subsidiaries	979	880	48	95,796	(1,398)	96,305
Equity in earnings of subsidiaries	95,326	19,121	19,011	8,467	(141,925)

NET INCOME	$96,305	$20,001	$19,059	$104,263	$(143,323)	$96,305

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,143		$73,738	$795,346	$(107,747)	$763,480
Money market investments	158	$3	587	35,240	(22,171)	13,817
Investment securities	757		405	225,197	(5,869)	220,490
Trading account securities				17,153		17,153

	3,058	3	74,730	1,072,936	(135,787)	1,014,940

INTEREST EXPENSE:
Deposits				180,189	(373)	179,816
Short-term borrowings	250	1	8,740	105,855	(36,253)	78,593
Long-term debt	8,794	116	65,270	146,867	(101,424)	119,623

	9,044	117	74,010	432,911	(138,050)	378,032

Net interest (loss) income	(5,986)	(114)	720	640,025	2,263	636,908
Provision for loan losses				97,534		97,534

Net interest (loss) income after provision for loan losses	(5,986)	(114)	720	542,491	2,263	539,374
Service charges on deposit accounts				79,521	(13)	79,508
Other service fees				136,850	(1,408)	135,442
Gain (loss) on sale of securities	29,196		(29)	2,122		31,289
Trading account loss				(5,180)		(5,180)
Derivatives (losses) gains			(8,110)	3		(8,107)
Gain on sales of loans				44,036	(9,153)	34,883
Other operating income	13,161	2,438		22,601	(1,703)	36,497

	36,371	2,324	(7,419)	822,444	(10,014)	843,706

OPERATING EXPENSES:
Personnel costs:
Salaries		160		190,208	1	190,369
Profit sharing				11,163		11,163
Pension and other benefits		31		60,554		60,585

		191		261,925	1	262,117
Net occupancy expenses		6		41,196		41,202
Equipment expenses				52,406		52,406
Other taxes	581			18,273		18,854
Professional fees	417	9	150	38,510	(197)	38,889
Communications	21			28,988		29,009
Business promotion				32,980		32,980
Printing and supplies				9,747		9,747
Other operating expenses	165	48	575	53,229	(356)	53,661
Amortization of intangibles				4,055		4,055

	1,184	254	725	541,309	(552)	542,920

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	35,187	2,070	(8,144)	281,135	(9,462)	300,786
Income tax	3,667		(1,358)	67,233	(2,693)	66,849
Net gain of minority interest				(241)		(241)

Income (loss) before equity in earnings of subsidiaries	31,520	2,070	(6,786)	213,661	(6,769)	233,696
Equity in earnings of subsidiaries	202,176	37,491	43,759	24,979	(308,405)	—

NET INCOME	$233,696	$39,561	$36,973	$238,640	$(315,174)	$233,696

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$6,986		$78,299	$785,603	$(118,500)	$752,388
Money market investments	172	$6	19	36,757	(21,799)	15,155
Investment securities	477		378	233,356	(6,523)	227,688
Trading account securities				6,751	(164)	6,587

	7,635	6	78,696	1,062,467	(146,986)	1,001,818

INTEREST EXPENSE:
Deposits				223,708	(422)	223,286
Short-term borrowings	972	61	11,123	115,250	(37,688)	89,718
Long-term debt	10,256		67,358	140,113	(109,006)	108,721

	11,228	61	78,481	479,071	(147,116)	421,725

Net interest (loss) income	(3,593)	(55)	215	583,396	130	580,093
Provision for loan losses				104,529		104,529

Net interest (loss) income after provision for loan losses	(3,593)	(55)	215	478,867	130	475,564
Service charges on deposit accounts				78,480		78,480
Other service fees				127,839	(115)	127,724
Loss on sale of securities	(1,078)			(2,847)		(3,925)
Trading account loss				(1,459)	70	(1,389)
Gain (loss) on derivatives			714	(1,058)		(344)
Gain on sales of loans				34,171	(4,628)	29,543
Other operating income	6,299	2,653	169	27,249	(1,063)	35,307

	1,628	2,598	1,098	741,242	(5,606)	740,960

OPERATING EXPENSES:
Personnel costs:
Salaries		154		179,153		179,307
Profit sharing				10,308		10,308
Pension and other benefits		29		53,241		53,270

		183		242,702		242,885
Net occupancy expenses		7		39,071		39,078
Equipment expenses				49,141		49,141
Other taxes	490			18,343		18,833
Professional fees	291	6	95	36,979	(140)	37,231
Communications	19			26,365		26,384
Business promotion				30,199		30,199
Printing and supplies				9,587		9,587
Other operating expenses	108	45	270	34,304	(345)	34,382
Amortization of intangibles				5,099		5,099

	908	241	365	491,790	(485)	492,819

Income before income tax, minority interest and equity in earnings of subsidiaries	720	2,357	733	249,452	(5,121)	248,141
Income tax	(147)		619	63,619	(1,349)	62,742
Net gain of minority interest				(50)		(50)

Income before equity in earnings of subsidiaries	867	2,357	114	185,783	(3,772)	185,349
Equity in earnings of subsidiaries	184,482	34,441	34,201	15,421	(268,545)

NET INCOME	$185,349	$36,798	$34,315	$201,204	$(272,317)	$185,349

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$233,696	$39,561	$36,973	$238,640	$(315,174)	$233,696

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(202,176)	(37,491)	(43,759)	(24,979)	308,405
Depreciation and amortization of premises and equipment	407			36,490		36,897
Provision for loan losses				97,534		97,534
Amortization of intangibles				4,055		4,055
Net (gain) loss on sales of investment securities	(29,196)		29	(2,122)		(31,289)
Net derivatives losses (gains)			8,110	(3)		8,107
Net loss on disposition of premises and equipment				106		106
Net gain on sales of loans, excluding loans held-for-sale				(3,444)		(3,444)
Net amortization of premiums and accretion of discounts on investments				11,394		11,394
Net amortization of deferred loan fees and costs				20,045		20,045
Earnings from investments under the equity method	(736)	(2,228)				(2,964)
Stock options expense	71			995		1,066
Net decrease in loans held-for-sale				123,889	(2,220)	121,669
Net increase in trading securities				(223,111)		(223,111)
Net decrease (increase) in accrued income receivable	121	1	(917)	2,150	845	2,200
Net decrease (increase) in other assets	1,451	(1,714)	(171)	(107,679)	(1,795)	(109,908)
Net (decrease) increase in interest payable	(172)	116	3,202	(12,107)	(911)	(9,872)
Net increase (decrease) in deferred and current taxes	3,667		9,552	(29,396)	(5,294)	(21,471)
Net increase in postretirement benefit obligation				5,622		5,622
Net increase (decrease) in other liabilities	939	1,344	(49,300)	(32,173)	5,465	(73,725)

Total adjustments	(225,624)	(39,972)	(73,254)	(132,734)	304,495	(167,089)

Net cash provided by (used in) operating activities	8,072	(411)	(36,281)	105,906	(10,679)	66,607

Cash flows from investing activities:
Net (increase) decrease in money market investments	(50,900)	(1)	(70,569)	186,803	246,035	311,368
Purchases of investment securities held-to-maturity				(338,878)		(338,878)
Maturities of investment securities held-to-maturity				325,555		325,555
Purchases of investment securities available-for-sale	(38)	(1,744)	(17,122)	(4,614,956)		(4,633,860)
Maturities of investment securities available-for-sale				3,658,266	200	3,658,466
Proceeds from sales of investment securities available-for-sale	36,880		17,093	204,120		258,093
Net collections (disbursements) on loans	56,015		(274,668)	(713,850)	452,530	(479,973)
Proceeds from sales of loans				98,596		98,596
Acquisition of loan portfolios				(1,170,573)		(1,170,573)
Capital contribution to subsidiary	(185,494)	(180,000)			365,494
Acquisition of premises and equipment				(50,413)		(50,413)
Proceeds from sale of premises and equipment				1,067		1,067
Dividends received from subsidiary	62,100			32,000	(94,100)

Net cash used in investing activities	(81,437)	(181,745)	(345,266)	(2,382,263)	970,159	(2,020,552)

Cash flows from financing activities:
Net increase in deposits				857,356	(197,856)	659,500
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(9,300)		(14,698)	1,053,080	(58,528)	970,554
Net (decrease) increase in other short-term borrowings	(25,468)	35	(277,336)	(337,274)	107,544	(532,499)
Net (payments of) proceeds from notes payable and capital securities	(18,661)		492,860	1,023,191	(520,162)	977,228
Dividends paid to parent company				(62,100)	62,100
Dividends paid	(56,969)					(56,969)
Proceeds from issuance of common stock	7,164					7,164
Net proceeds from issuance of preferred stock	180,547				1,593	182,140
Treasury stock acquired				(317)		(317)
Capital contribution from parent		185,494	180,000		(365,494)

Net cash provided by financing activities	77,313	185,529	380,826	2,533,936	(970,803)	2,206,801

Net increase (decrease) in cash and due from banks	3,948	3,373	(721)	257,579	(11,323)	252,856
Cash and due from banks at beginning of period	324	70	1,161	694,114	(43,113)	652,556

Cash and due from banks at end of period	$4,272	$3,443	$440	$951,693	$(54,436)	$905,412

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

Cash flows from operating activities:
Net income	$185,349	$36,798	$34,315	$201,204	$(272,317)	$185,349

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(184,482)	(34,441)	(34,201)	(15,421)	268,545
Depreciation and amortization of premises and equipment	407			37,635		38,042
Provision for loan losses				104,529		104,529
Amortization of intangibles				5,099		5,099
Net loss on sales of investment securities	1,078			2,847		3,925
Net derivatives (gains) losses			(714)	1,058		344
Net loss on disposition of premises and equipment				223		223
Net gain on sales of loans, excluding loans held-for-sale				(5,838)		(5,838)
Net amortization of premiums and accretion of discounts on investments				7,608	(87)	7,521
Net amortization of deferred loan fees and costs				17,365		17,365
Earnings from investments under the equity method	(602)	(2,443)				(3,045)
Net decrease in loans held-for-sale				30,016	(534)	29,482
Net increase in trading securities				(36,739)	(921)	(37,660)
Net decrease (increase) in accrued income receivable	125	1	(1,458)	(4,223)	1,086	(4,469)
Net (increase) decrease in other assets	(1,688)	347	2,034	6,632	(1,406)	5,919
Net (decrease) increase in interest payable	(42)	46	2,068	(4,327)		(2,255)
Net (decrease) increase in deferred and current taxes	(179)		597	(31,531)	328	(30,785)
Net increase in postretirement benefit obligation				1,533		1,533
Net increase (decrease) in other liabilities	976	(4)	(968)	19,384	(5,450)	13,938

Total adjustments	(184,407)	(36,494)	(32,642)	135,850	261,561	143,868

Net cash provided by operating activities	942	304	1,673	337,054	(10,756)	329,217

Cash flows from investing activities:
Net decrease (increase) in money market investments	91,700	1	339	(182,441)	(157,467)	(247,868)
Purchases of investment securities held-to-maturity				(230,173)		(230,173)
Maturities of investment securities held-to-maturity				597,427	(6,000)	591,427
Purchases of investment securities available-for-sale	(35,446)	(9,963)	(17)	(3,919,150)	7,946	(3,956,630)
Maturities of investment securities available-for-sale		5,242		2,138,191	(5,931)	2,137,502
Proceeds from sales of investment securities available-for-sale				1,029,857		1,029,857
Net disbursements on loans	(42,012)		(250,986)	(753,335)	361,673	(684,660)
Proceeds from sales of loans				294,422		294,422
Acquisition of loan portfolios				(513,668)		(513,668)
Capital contribution to subsidiary	(50)				50
Acquisition of premises and equipment				(43,874)		(43,874)
Proceeds from sales of premises and equipment				6,932		6,932
Dividends received from subsidiary	195,000				(195,000)

Net cash provided by (used in) investing activities	209,192	(4,720)	(250,664)	(1,575,812)	5,271	(1,616,733)

Cash flows from financing activities:
Net increase in deposits				1,501,284	(16,400)	1,484,884
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase			141,153	(119,586)	55,681	77,248
Net increase (decrease) in other short-term borrowings	98,961	4,415	(46,516)	(63,767)	124,307	117,400
Net (payments of) proceeds from notes payable and capital securities	(18,532)		155,237	613,687	(354,854)	395,538
Dividends paid to parent company				(195,000)	195,000
Dividends paid	(55,080)					(55,080)
Proceeds from issuance of common stock	5,391					5,391
Redemption of preferred stock	(102,000)					(102,000)
Treasury stock acquired	(138,847)			(227)		(139,074)
Capital contribution from parent		50			(50)

Net cash (used in) provided by financing activities	(210,107)	4,465	249,874	1,736,391	3,684	1,784,307

Net increase in cash and due from banks	27	49	883	497,633	(1,801)	496,791
Cash and due from banks at beginning of period	263	18	252	659,094	(53,485)	606,142

Cash and due from banks at end of period	$290	$67	$1,135	$1,156,727	$(55,286)	$1,102,933

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE A
Financial Highlights

	At June 30,			Average for the six months

Balance Sheet Highlights	2003	2002	Change	2003	2002	Change
(In thousands)

Money market investments	$783,278	$1,071,658	$(288,380)	$893,847	$876,091	$17,756
Investment and trading securities	12,258,683	10,651,135	1,607,548	11,168,137	10,200,184	967,953
Loans	20,872,076	18,901,142	1,970,934	19,832,452	18,249,592	1,582,860
Total assets	36,073,554	32,740,722	3,332,832	33,712,699	30,915,430	2,797,269
Deposits	18,275,423	17,829,287	446,136	17,669,845	16,807,732	862,113
Borrowings	14,371,249	12,178,407	2,192,842	13,099,270	11,507,639	1,591,631
Stockholders’ equity	2,812,871	2,207,617	605,254	2,422,320	2,141,750	280,570

	Second Quarter			Six months

Operating Highlights	2003	2002	Change	2003	2002	Change
(In thousands, except per share information)

Net interest income	$327,147	$294,678	$32,469	$636,908	$580,093	$56,815
Provision for loan losses	49,325	50,075	(750)	97,534	104,529	(6,995)
Fees and other income	172,172	134,988	37,184	304,332	265,396	38,936
Other expenses, net of minority interest	315,387	283,286	32,101	610,010	555,611	54,399
Net income	$134,607	$96,305	$38,302	$233,696	$185,349	$48,347
Net income applicable to common stock	$131,594	$96,305	$35,289	$229,734	$182,839	$46,895
Earnings per common share (basic and diluted)	$0.99	$0.72	$0.27	$1.73	$1.35	$0.38

	Second Quarter		Six months
Selected Statistical
Information	2003	2002	2003	2002

Common Stock Data – Market price
High	$40.82	$33.68	$40.82	$33.68
Low	34.16	28.60	31.95	27.50
End	38.53	33.68	38.53	33.68
Book value at period end	19.80	16.69	19.80	16.69
Dividends declared	0.27	0.20	0.47	0.40
Dividend payout ratio	20.07%	28.34%	23.17%	29.64%
Price/earnings ratio	12.89x	13.80x	12.89x	13.80x

Profitability Ratios – Return on assets	1.58%	1.23%	1.40%	1.21%
Return on common equity	22.63	18.14	20.09	17.43
Net interest spread (taxable equivalent)	4.04	3.81	3.97	3.80
Net interest yield (taxable equivalent)	4.42	4.28	4.36	4.29
Effective tax rate	21.06	25.28	22.22	25.28
Overhead ratio *	32.74	39.25	37.46	39.20
Efficiency ratio **	59.28	58.69	58.81	58.15

Capitalization Ratios – Equity to assets	7.38%	6.78%	7.19%	6.93%
Tangible equity to assets	6.79	6.14	6.59	6.27
Equity to loans	12.55	11.55	12.21	11.74
Internal capital generation	15.23	13.12	13.74	12.17
Tier I capital to risk – adjusted assets	10.88	9.36	10.88	9.36
Total capital to risk – adjusted assets	12.56	11.13	12.56	11.13
Leverage ratio	7.01	5.99	7.01	5.99

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring fee income.

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

Commercial Banking – Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.).

Auto Loans and Lease Financing – Popular Auto, Inc. and Popular Leasing, U.S.A.

Mortgage and Consumer Lending – Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc. and Levitt Mortgage Corporation.

Broker / Dealer – Popular Securities, Inc.

Processing and Information Technology Services and Products – GM Group, ATH Costa Rica and CreST, S.A.

Retail Financial Services – Popular Cash Express, Inc.

Insurance Agency- Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc. and Popular Insurance V.I., Inc.

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting policies are essential to the understanding of its financial statements. The Corporation has identified as critical accounting policies those related to the allowance for loan losses, investment securities, the assessment of fair market value, goodwill and other intangible assets, and pension and post retirement benefit obligations. These accounting policies involve significant management judgment associated with estimates about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. For a summary of the corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2002.

NET INCOME

The Corporation’s net income reached $134.6 million for the second quarter of 2003, a 40% increase compared with $96.3 million for the same quarter of 2002. Earnings per common share (EPS), basic and diluted, for the quarter ended June 30, 2003, were $0.99, compared with $0.72 in the same period of 2002. Refer to Note 12 to the unaudited consolidated financial statements for a detail of the average shares used in the computation of basic and diluted EPS. Return on assets (ROA) and return on common equity (ROE) for the second quarter of 2003 were 1.58% and 22.63%, respectively, compared with 1.23% and 18.14%, respectively, for the same period in 2002.

The Corporation’s net income for the second quarter of 2003, when compared with the same period in the previous year, reflected higher net interest income by $32.5 million and non-interest income by $37.2 million. The provision for loan losses decreased by $0.8 million. These items were partially offset by increases in operating expenses of $28.6 million and in income taxes of $3.4 million.

For the first six months of 2003 the Corporation’s net income rose to $233.7 million, compared with $185.3 million for the same period in 2002. EPS for the first six months of 2003 and 2002 were $1.73 and $1.35, respectively. ROA and ROE for the six-month period ended June 30, 2003 were 1.40% and 20.09%, respectively. For the same six-month period in 2002, these ratios were 1.21% and 17.43%.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 2003 reached $327.2 million, an increase of $32.5 million, or 11%, over the same quarter of 2002. On a taxable equivalent basis, net interest income increased to $358.1 million from $319.2 million in the same quarter of 2002.

The improvement for the second quarter of 2003 of $38.9 million in net interest income, on a taxable equivalent basis, compared with the second quarter of 2002 resulted from a $26.8 million increase due to a higher volume of average earning assets and a $12.1 million increase due to a higher net interest margin.

Tables B and C present the different components of the Corporation’s net interest income for the quarter and six-months ended June 30, 2003, respectively, as compared with the same periods in 2002, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and the Puerto Rico Commonwealth and its agencies, generate interest, which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (In Puerto Rico the statutory tax rate is 39%).

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended June 30, 2003

										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2003	2002	Variance	2003	2002	Variance		2003	2002	Variance	Rate	Volume

($ in millions)									(In thousands)
$816	$826	$(10)	3.17%	3.58%	(0.41)%	Money market investments	$6,454	$7,370	$(916)	$(877)	$(39)
10,800	10,238	562	5.14	5.38	(0.24)	Investment securities	138,649	137,761	888	(11,122)	12,010
624	287	337	6.20	4.54	1.66	Trading	9,640	3,240	6,400	1,518	4,882

12,240	11,351	889	5.06	5.23	(0.17)		154,743	148,371	6,372	(10,481)	16,853

						Loans:
8,101	7,665	436	6.14	6.69	(0.55)	Commercial	124,031	127,828	(3,797)	(10,826)	7,029
904	869	35	10.33	11.34	(1.01)	Leasing	23,340	24,634	(1,294)	(2,254)	960
7,962	6,813	1,149	7.46	7.80	(0.34)	Mortgage	148,454	132,928	15,526	(6,100)	21,626
3,175	3,092	83	11.63	12.54	(0.91)	Consumer	92,117	96,808	(4,691)	(4,692)	1

20,142	18,439	1,703	7.71	8.30	(0.59)		387,942	382,198	5,744	(23,872)	29,616

$32,382	$29,790	$2,592	6.71%	7.13%	(0.42)%	Total earning assets	$542,685	$530,569	$12,116	$(34,353)	$46,469

						Interest bearing deposits:
$2,527	$2,598	$(71)	1.34%	2.25%	(0.91)%	NOW and money market	$8,414	$14,592	$(6,178)	$(5,862)	$(316)
5,204	4,723	481	1.29	2.38	(1.09)	Savings	16,690	28,066	(11,376)	(13,806)	2,430
6,553	6,511	42	3.70	4.17	(0.47)	Time deposits	60,517	67,698	(7,181)	(8,952)	1,771

14,284	13,832	452	2.40	3.20	(0.80)		85,621	110,356	(24,735)	(28,620)	3,885

8,209	7,392	817	1.85	2.46	(0.61)	Short-term borrowings	37,804	45,274	(7,470)	(13,162)	5,692
5,206	4,337	869	4.71	5.15	(0.44)	Medium and long-term debt	61,086	55,691	5,395	(4,693)	10,088

27,699	25,561	2,138	2.67	3.32	(0.65)	Total interest bearing liabilities	184,511	211,321	(26,810)	(46,475)	19,665
3,528	3,254	274				Demand deposits
1,155	975	180				Other sources of funds

$32,382	$29,790	$2,592	2.29%	2.85%	(0.56)%

			4.42%	4.28%	0.14%	Net interest margin and

						Net interest income on a taxable equivalent basis	358,174	319,248	38,926	$12,122	$26,804

			4.04%	3.81%	0.23%	Net interest spread

						Taxable equivalent adjustment	31,027	24,570	6,457

						Net interest income	$327,147	$294,678	$32,469

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in average earning assets for the quarter ended June 30, 2003 of $2.6 billion, compared with the second quarter of 2002, was driven principally by a $1.7 billion increase in the average loan portfolio and a $0.9 billion increase in money market, trading and investment securities. The rise in the average loan portfolio was primarily in mortgage and commercial loans, which rose $1.1 billion and $436 million, respectively. The interest rate environment has stimulated mortgage loan originations and the refinancing through mortgage loans. Investment securities rose in average by $562 million, or 5%, mostly in U.S. Agency securities, while the trading portfolio increased in average by $337 million, mainly in mortgage-backed securities.

The average yield on earning assets, on a taxable equivalent basis, declined 42 basis points from 7.13% in the second quarter of 2002 to 6.71% for the same period in 2003. The average yield on the investment portfolio decreased by 24 basis points, due to the growth of the portfolio, and to the maturities of securities with higher yields that were replaced, during a lower interest rate scenario. On the other hand, the yield in the trading portfolio increased by 166 basis points, mainly due to a higher proportion of mortgage-backed securities in the portfolio. The average yield on the loan portfolio decreased by 59 basis points. The commercial loans yield, including construction, fell by 55 basis points due to its repricing characteristics and to the origination of new loans in a lower rate environment. As of June 30, 2003, approximately 56% of the commercial and construction loan portfolios had floating or adjustable rates, compared with approximately 50% a year ago. The average yield on mortgage loans also declined 34 basis points, mainly due to the current interest rate scenario and higher loan prepayments/refinancings, while the consumer loans yield declined 91 basis points, due in part to the interest rate scenario, coupled with promotional campaigns with lower rates.

Interest-bearing liabilities for the second quarter of 2003, increased in average by $2.1 billion, or 8%, compared with the same quarter in 2002. Average interest-bearing deposits, mainly savings deposits, increased by $452 million, or 3%, while average borrowings rose by $1.7 billion, or 14%. Also, non-interest bearing sources of funds, including demand deposits and other funds, such as capital raised through the recent preferred stock issuance, rose $274 million and $180 million, respectively.

Average short-term borrowings, comprised mostly of repurchase agreements and federal funds, increased by $817 million, or 11%, in the second quarter of 2003, compared with the same quarter in the previous year, while longer-term borrowings increased by $869 million, or 20%. The latter includes the issuance during the second quarter of 2003 of $500 million in five-year, fixed-rate medium-term notes, and the issuance of secured borrowings arising in securitization transactions.

The average cost of interest-bearing liabilities for the quarter ended June 30, 2003 declined by 65 basis points, compared with the same quarter of 2002. The principal factors to the decrease were revisions made to interest rates on interest-bearing deposits since the last quarter of 2002, and the impact of the current low interest rate environment.

The Corporation’s net interest margin, on a taxable equivalent basis, for the second quarter of 2003 increased by 14 basis points, reaching 4.42%, while the net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, increased by 23 basis points, rising to 4.04%. In addition to the factors described above, the issuance of the preferred stock in 2003 and the increase in the average volume of demand deposits also had an impact on the net interest margin, since these funds do not carry an interest cost. The increase in net interest spread resulted from a decrease in the cost of interest-bearing liabilities, partially offset by a reduction in the yield of earning assets mainly related to the investment portfolio run-off in a declining interest rate environment.

As shown in Table C, for the six-month period ended June 30, 2003, net interest income, on a taxable equivalent basis, rose $66.1 million, or 10%, compared with the same period of 2002. The improvement resulted from a $47.7 million increase due to a higher average volume of earning assets and a $18.4 million increase due to a higher net interest yield.

Average earning assets for the six-month period ended June 30, 2003 increased by $2.6 billion, or 9%, compared with the same period of 2002. Average interest-bearing liabilities increased by $2.3 billion, or 9%, compared with the six-month period ended June 30, 2002. Also, non-interest bearing sources of funds, including demand deposits and other funds, rose $178 million and $114 million, respectively.

The net interest margin, on a taxable equivalent basis, for the six-month period ended June 30, 2003 improved by 7 basis points, compared with the same period in 2002, reaching 4.36%, while the net interest spread increased by 17 basis points, rising to 3.97%. The improvement in margin and spread was mostly associated with similar factors that impacted the outcome of the quarterly results.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Six-month period ended June 30, 2003

										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2003	2002	Variance	2003	2002	Variance		2003	2002	Variance	Rate	Volume

($ in millions)			(In thousands)
$894	$876	$18	3.12%	3.49%	(0.37)%	Money market investments	$13,817	$15,155	$(1,338)	$(1,678)	$340
10,562	9,884	678	5.19	5.53	(0.34)	Investment securities	273,799	273,050	749	(23,926)	24,675
606	316	290	6.00	4.36	1.64	Trading	18,032	6,824	11,208	3,252	7,956

12,062	11,076	986	5.07	5.33	(0.26)		305,648	295,029	10,619	(22,352)	32,971

						Loans:
8,059	7,637	422	6.18	6.74	(0.56)	Commercial	247,027	255,131	(8,104)	(21,723)	13,619
894	865	29	10.51	11.28	(0.77)	Leasing	46,995	48,771	(1,776)	(3,423)	1,647
7,738	6,645	1,093	7.52	7.81	(0.29)	Mortgage	290,835	259,568	31,267	(10,106)	41,373
3,141	3,103	38	11.73	12.49	(0.76)	Consumer	183,323	192,945	(9,622)	(6,887)	(2,735)

19,832	18,250	1,582	7.78	8.32	(0.54)		768,180	756,415	11,765	(42,139)	53,904

$31,894	$29,326	$2,568	6.75%	7.19%	(0.44)%	Total earning assets	$1,073,828	$1,051,444	$22,384	$(64,491)	$86,875

						Interest bearing deposits:
$2,540	$2,546	$(6)	1.52%	2.33%	(0.81)%	NOW and money market	$19,085	$29,435	$(10,350)	$(10,300)	$(50)
5,162	4,597	565	1.47	2.47	(1.00)	Savings	37,652	56,414	(18,762)	(24,590)	5,828
6,571	6,445	126	3.78	4.30	(0.52)	Time deposits	123,079	137,438	(14,359)	(19,179)	4,820

14,273	13,588	685	2.54	3.31	(0.77)		179,816	223,287	(43,471)	(54,069)	10,598

8,246	7,328	918	1.92	2.47	(0.55)	Short-term borrowings	78,593	89,717	(11,124)	(23,523)	12,399
4,853	4,180	673	4.97	5.24	(0.27)	Medium and long-term debt	119,623	108,721	10,902	(5,272)	16,174

27,372	25,096	2,276	2.78	3.39	(0.61)	Total interest bearing liabilities	378,032	421,725	(43,693)	(82,864)	39,171
3,397	3,219	178				Demand deposits
1,125	1,011	114				Other sources of funds

$31,894	$29,326	$2,568	2.39%	2.90%	(0.51)%

			4.36%	4.29%	0.07%	Net interest margin and

						Net interest income on a taxable equivalent basis	695,796	629,719	66,077	$18,373	$47,704

			3.97%	3.80%	0.17%	Net interest spread

						Taxable equivalent adjustment	58,888	49,626	9,262

						Net interest income	$636,908	$580,093	$56,815

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to cover probable losses inherent in the loan portfolio after taking into account loan impairment and net charge-offs for the current period. The provision for loan losses amounted to $49.3 million for the second quarter of 2003, a decrease of $0.8 million, compared with $50.1 million in the second quarter of 2002. The decrease in the provision is due in part to lower net charge-offs and to the fact that most of the growth in the loan portfolio was in mortgage loans, which represents a lower-risk portfolio. Net charge-offs for the quarter ended June 30, 2003, were $38.1 million, or 0.76% of average loans, compared with $45.8 million, or 0.99% of average loans for the second quarter of 2002. The provision for loan losses represented 130% of net charge-offs for the quarter ended June 30, 2003, compared with 109% for the same quarter in the previous year. For the six-month period ended June 30, 2003, the provision for loan losses totaled $97.5 million, a decrease of $7.0 million, or 7%, compared with $104.5 million for the same period in 2002.

The allowance for loan losses totaled $398 million at June 30, 2003, or 1.90% of loans, compared with $347 million, or 1.84% of loans, at the same date in 2002. At December 31, 2002, the allowance for loan losses totaled $373 million or 1.90% of loans. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for inherent losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses. For more information regarding the allowance for loan losses and asset quality information for the period ended June 30, 2003 refer to the Credit Quality section of this report. Also, for information on the Corporation’s allowance for loan losses methodology refer to the Credit Risk and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 (as amended by SFAS No. 118) at June 30, 2003, December 31, 2002 and June 30, 2002.

	June 30, 2003		December 31, 2002		June 30, 2002
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$111.0	$53.2	$87.9	$34.9	$93.3	$35.8
No valuation allowance required	62.5	—	54.1	—	45.4	—

Total impaired loans	$173.5	$53.2	$142.0	$34.9	$138.7	$35.8

Average impaired loans during the second quarter of 2003 and 2002 were $165 million and $144 million, respectively. The Corporation recognized interest income on impaired loans of $1.1 million and $0.7 million for the quarters ended June 30, 2003 and 2002, respectively.

Table D summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six months ended June 30, 2003 and 2002.

TABLE D
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter			Six Months
(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Balance at beginning of period	$383,517	$341,744	$41,773	$372,797	$336,632	$36,165
Allowance acquired	2,739	1,184	1,555	3,690	1,527	2,163
Provision for loan losses	49,325	50,075	(750)	97,534	104,529	(6,995)

	435,581	393,003	42,578	474,021	442,688	31,333

Losses charged to the allowance:
Commercial	17,054	22,204	(5,150)	32,607	45,186	(12,579)
Construction	—	2	(2)	135	3,322	(3,187)
Lease financing	6,447	10,757	(4,310)	12,645	20,016	(7,371)
Mortgage	7,729	3,694	4,035	12,383	6,205	6,178
Consumer	23,975	26,581	(2,606)	47,376	52,064	(4,688)

	55,205	63,238	(8,033)	105,146	126,793	(21,647)

Recoveries:
Commercial	6,173	4,578	1,595	9,128	8,210	918
Construction	—	83	(83)	27	242	(215)
Lease financing	3,121	6,231	(3,110)	5,851	10,356	(4,505)
Mortgage	93	216	(123)	148	434	(286)
Consumer	7,740	6,357	1,383	13,474	12,093	1,381

	17,127	17,465	(338)	28,628	31,335	(2,707)

Net loans charged-off (recovered):
Commercial	10,881	17,626	(6,745)	23,479	36,976	(13,497)
Construction	—	(81)	81	108	3,080	(2,972)
Lease financing	3,326	4,526	(1,200)	6,794	9,660	(2,866)
Mortgage	7,636	3,478	4,158	12,235	5,771	6,464
Consumer	16,235	20,224	(3,989)	33,902	39,971	(6,069)

	38,078	45,773	(7,695)	76,518	95,458	(18,940)

Balance at end of period	$397,503	$347,230	$50,273	$397,503	$347,230	$50,273

Ratios:
Allowance for losses to loans	1.90%	1.84%		1.90%	1.84%
Allowance to non-performing assets	64.41	69.11		64.41	69.11
Allowance to non-performing loans	69.83	74.31		69.83	74.31
Non-performing assets to loans	2.96	2.66		2.96	2.66
Non-performing assets to total assets	1.71	1.53		1.71	1.53
Net charge-offs to average loans	0.76	0.99		0.77	1.05
Provision to net charge-offs	1.30x	1.09x		1.27x	1.10x
Net charge-offs earnings coverage*	5.78	3.91		5.21	3.69
*	(Income before income tax and minority interest plus provision for loan losses) divided by net charge-offs.

Also, Table E presents annualized net charge-offs to average loans by loan category for the quarters and six months ended June 30, 2003 and 2002.

TABLE E
Annualized Net Charge-offs to Average Loans

	Quarter ended		Six-months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Commercial and construction	0.54%	0.92%	0.59%	1.05%
Lease financing	1.47%	2.08%	1.52%	2.23%
Mortgage	0.38%	0.20%	0.32%	0.17%
Consumer	2.05%	2.62%	2.16%	2.58%

	0.76%	0.99%	0.77%	1.05%

The decrease in commercial and construction loans net charge-offs for the quarter ended June 30, 2003, compared with the same period of 2002, was partly attributed to a $7 million charge-off of a commercial loan pertaining to a client who filed for bankruptcy in the second quarter of 2002. Also, the results for the six-month period ended June 30, 2002 were impacted by a $3.7 million charge-off of a participation loan pertaining to a large commercial relationship. Excluding these items, and notwithstanding the economic conditions that have prevailed in the U.S. and Puerto Rico, the decrease in the net charge-offs to average loan ratio was also influenced by the continuing identification and monitoring of potential problem loans.

The decline in consumer loans net charge-offs is partly due to the Corporation’s tightening of its credit criteria for consumer borrowings prompted by the current economic environment, coupled with improved collection and recovery initiatives. Also, it is partly due to the fact that most of the Corporation’s growth in the consumer portfolio has been in auto loans, a secured portfolio.

Lease financing net charge-offs declined partly as a result of better portfolio credit quality, coupled with collection efforts.

The increase in mortgage loans net charge-offs for the quarter and six-month period ended June 30, 2003, compared with the same periods in the previous year was mostly the result of portfolio growth coupled with increased delinquency due to current economic conditions. Equity One, the Corporation’s mortgage and consumer lending subsidiary in the United States, which caters to non-prime mortgage borrowers, experienced an increase of $5.0 million in mortgage net charge-offs for the six-months ended June 30, 2003, as compared with the same period in 2002. The mortgage loans net charge-offs to average loans ratio at this subsidiary was 0.41% for the first six months of 2003, compared with 0.26% for the same period in the previous year. This increase is associated with a general economic slowdown, which has resulted in a stateside recession that has lasted longer than expected. As a result of this, the job market has continued deteriorating, and bankruptcy levels have increased, thus adversely affecting the market segment that this subsidiary caters to.

CREDIT QUALITY

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

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary of non-performing assets by loan categories and related ratios is presented in Table F.

TABLE F
Non-Performing Assets

			Change		Change
(Dollars in thousands)	June 30,	December 31,	June 30, 2003 vs	June 30,	June 30, 2003 vs
	2003	2002	December 31, 2002	2002	June 30, 2002

Commercial, construction, industrial and agricultural	$201,036	$170,039	$30,997	$199,876	$1,160
Lease financing	9,548	10,648	(1,100)	9,885	(337)
Mortgage	322,814	279,150	43,664	220,900	101,914
Consumer	35,885	40,019	(4,134)	36,609	(724)
Other real estate	47,863	39,399	8,464	35,193	12,670

Total	$617,146	$539,255	$77,891	$502,463	$114,683

Accruing loans past-due 90 days or more	$25,579	$26,178	$(599)	$24,627	$952

Non-performing assets to loans	2.96%	2.75%		2.66%
Non-performing assets to assets	1.71	1.60		1.53

The increase in non-performing assets since June 30, 2002 was primarily associated with mortgage loans, which rose by $102 million, or 46%. Non-performing mortgage loans represented 52% of total non-performing assets and 3.87% of total mortgage loans as of June 30, 2003, compared with 44% of total non-performing assets and 3.10% of total mortgage loans as of June 30, 2002. At December 31, 2002, non-performing mortgage loans were $279 million or 52% of total non-performing assets and 3.74% of total mortgage loans. The increase in non-performing mortgage loans was primarily driven by portfolio growth, coupled with increased delinquency due to current economic conditions. This growth in mortgage non-performing loans was mostly reflected in the Corporation’s consumer and mortgage-banking subsidiary in the United States, Equity One. Of the total mortgage non-performing loans at June 30, 2003, 69% or $223 million pertained to Equity One, compared with 61% or $135 million at June 30, 2002, and 66% or $186 million at December 31, 2002.

Non-performing commercial and construction loans represented 2.42% of that loan portfolio as of June 30, 2003, compared with 2.58% at June 30, 2002 and 2.09% at December 31, 2002. The increase in non-performing commercial and construction loans since the end of 2002 reflects the impact of the current economic conditions. The Corporation continues identifying and monitoring potential problem loans to reduce eventual charge-offs.

Non-performing consumer loans were 1.13% of consumer loans at June 30, 2003, compared with 1.16% at June 30, 2002 and 1.29% at December 31, 2002. The decline was principally the result of a better credit quality mix, coupled with collection initiatives and strategies. Also, there has been a partial shift in loan originations from personal loans to mortgage loans.

Non-performing financing leases represented 0.91% of the lease financing portfolio at June 30, 2003, compared with 1.11% at June 30, 2002, and 1.20% at December 31, 2002. The decline in non-performing leases was the result of lower delinquency levels, better portfolio credit quality and collection strategies.

Other real estate assets, which are recorded at fair value less estimated costs to sell, reached $48 million at June 30, 2003, or 8% of non-performing assets, compared with $35 million, or 7%, respectively, at June 30, 2002, and $39 million, or 7%, respectively, at December 31, 2002. The increase in other real estate assets was associated with the growth in the non-performing mortgage loan portfolio due mostly to higher delinquencies in the housing sector prompted by the economic slowdown.

The allowance for loan losses as a percentage of non-performing loans was 69.83% at June 30, 2003, compared with 74.31% at June 30, 2002 and 74.58% at December 31, 2002. The lower allowance to non-performing loans ratio reflects the changing composition of the loan portfolio and the non-performing loans, as most of the growth was realized in mortgage loans, which represents a lower-risk portfolio.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation’s non-performing assets as of June 30, 2003 would have been $542 million or 2.60% of loans, and the allowance for loan losses would have been 80.44% of non-performing loans. At June 30, 2002 and December 31, 2002, adjusted non-performing assets would have been $434 million or 2.30% of loans and $478 million or 2.44% of loans, respectively. The allowance to non-performing loans would have been 86.99% and 85.01% at June 30, 2002 and December 31, 2002, respectively.

In addition to the non-performing loans discussed earlier, there was $55 million of loans at June 30, 2003, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2002 and June 30, 2002, these potential problem loans approximated $36 million and $29 million, respectively.

NON-INTEREST INCOME

Non-interest income reached $172.2 million for the quarter ended June 30, 2003, compared with $135.0 million in the same period of 2002, an increase of $37.2 million, or 28%.

For the quarter ended June 30, 2002, service charges on deposit accounts totaled $39.7 million, a slight increase of $0.2 million, compared with the same quarter of 2002. This non-interest income category has benefited from higher commercial account analysis fees, compensated by lower charges derived from consumer accounts, including account charges, ATM service fees and returned checks, due in part to higher deposit balances and campaigns to attract depositors.

Other service fees for the quarter ended June 30, 2003 rose $3.0 million, or 5%, compared with the quarter ended June 30, 2002. Table G provides a breakdown of other service fees by major categories. Commissions derived from the insurance agency business, rose 28% compared with the same quarter in 2002, mostly associated with business expansion and by capitalizing on the Corporation’s broad delivery channels and client base. Another driver for the growth in other service fees was higher debit card fees that resulted mostly from higher transactional volume. The rise in check cashing fees is mostly related to the Corporation’s retail financial services subsidiary in the United States, Popular Cash Express (PCE). These favorable variances were partially offset by lower trust fees, mostly due to the sale of the Corporation’s U.S. trust operations during the second quarter of 2002. These operations contributed approximately $0.5 million in trust fees for the quarter ended June 30, 2002. Also, mortgage servicing fees declined due in part to the recording of $0.3 million in write-downs in the value of mortgage servicing rights.

TABLE G
Other Service Fees

	Quarter ended June 30,			Six-months ended June 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Other service fees:
Credit card fees and discounts	$14,953	$14,624	$329	$30,218	$29,092	$1,126
Debit card fees	11,226	10,423	803	22,898	20,494	2,404
Processing fees	9,872	9,497	375	19,586	18,666	920
Other fees	8,432	8,389	43	15,370	16,220	(850)
Insurance fees	7,514	5,863	1,651	13,777	10,540	3,237
Check cashing fees	6,457	5,690	767	13,033	10,952	2,081
Sale and administration of investment products	5,685	5,545	140	10,241	10,250	(9)
Mortgage servicing fees, net of amortization	3,009	3,494	(485)	6,439	6,388	51
Trust fees	1,868	2,512	(644)	3,880	5,122	(1,242)

Total other service fees	$69,016	$66,037	$2,979	$135,442	$127,724	$7,718

Gain on sale of securities for the quarter ended June 30, 2003 amounted to $29.9 million, an increase of $29.8 million over the $85 thousand reported for the same period in 2002. These gains arose mainly from the sale of marketable equity securities held by the Corporation. Derivative gains for the second quarter of 2003 totaled $2.5 million, compared with losses of $0.9 million for the same period in 2002. The derivative gains were principally attributed to changes in the fair value of the Corporation’s interest rate swaps. These contracts with notional amounts totaling $500 million were cancelled during the second quarter of 2003 as part of the Corporation’s risk management strategies. The aforementioned gains were partially offset by trading losses of $4.2 million in the second quarter of 2003, compared with losses of $0.4 million in the same period of the previous year.

Gain on sales of loans, including loans held-for-sale, totaled $15.4 million for the quarter ended June 30, 2003, compared with $11.6 million for the same period in 2002, an increase of $3.8 million, or 32%.

Other operating income amounted to $19.9 million for the quarter ended June 30, 2003, an increase of $1.0 million, or 5%, compared with the amounts reported in the same period of the previous year. The rise in other operating income was due in part to higher dividend income derived from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc., which amounted to $6.5 million for the second quarter of 2003, compared with $1.5 million in the second quarter of 2002. In the second quarter of 2002, the Corporation had gains of approximately $3.7 million on the sale of Banco Popular North America’s trust operations and the sale of 15 branches of Popular Finance.

For the six-month period ended June 30, 2003, non-interest income amounted to $304.3 million, compared with $265.4 million, an increase of $38.9 million, or 15%. Service charges on deposit accounts contributed with $1.0 million of this increase, mainly due to higher commercial account analysis fees, while other services fees rose by $7.7 million, or 6%, driven by higher insurance agency fees, debit card fees, check cashing fees and credit card fees and discounts. These increases were partially offset by lower trust fees, mostly due to the sale of the Corporation’s trust operations in the United States during 2002.

Gain on sale of securities amounted to $31.3 million for the first six months of 2003, compared with losses of $3.9 million, for the same period in 2002. As explained before, these gains resulted mostly from the sale of marketable equity securities. These gains were partially offset by increases in trading and derivatives losses of $3.8 million and $7.8 million, respectively, the latter mainly arising from adjustments to the market value of the interest rate swaps.

Gain on sale of loans totaled $34.9 million for the six-month period ended June 30, 2003, an increase of $5.3 million, or 18%, compared with the same period in 2002. This rise resulted from the sale of mortgage loans, partially offset by lower gains on sale of loans guaranteed by the Small Business Administration by $2.2 million, since no transactions of this type have taken place in 2003.

Other operating income rose by $1.2 million, or 3%, compared with the first six months of 2002, mainly due to higher dividend income of $8.8 million derived from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc., compared with $1.6 million for the first six months of 2002. This favorable variance was partially offset by lower underwriting profits derived from the Corporation’s broker/dealer subsidiary. Also, the results for 2002 include the gains realized on the sale of the U.S. trust operations and the branches of Popular Finance.

OPERATING EXPENSES

Operating expenses totaled $279.3 million, an increase of $28.6 million, or 11%, compared with $250.7 million reported in the same period of 2002. Refer to the unaudited consolidated statements of income for a breakdown of operating expenses by major categories.

Personnel costs, the largest category of operating expenses, totaled $129.8 million in the second quarter of 2003, an increase of $7.2 million, or 6%, compared with the same period in the previous year. Salaries, pension and incentive compensation were among the principal contributors to this increase. The increase in salaries is partly due to merit increases and higher headcount. As of the end of this quarter, full time equivalent employees (FTE’s) totaled 11,379, compared with 11,207 as of the end of the same period in 2002. At December 31, 2002, the Corporation lowered the assumed discount rate for 2003 from 6.75% to 6.50%, and the expected rate of return on its pension plan assets from 8.50% to 8.00%. It also increased the rate of salary compensation assumption in calculating the cost for the pension plan. All these changes resulted in an increase of $2.5 million in the pension plan expense for the quarter ended June 30, 2003, compared with the same period in the previous year. For further information on this topic refer to the critical accounting policies section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Operating expenses, excluding personnel costs, totaled $149.5 million for the second quarter of 2003, an increase of $21.4 million, or 17%, compared to the same period in 2002. This rise was mainly reflected in the categories of equipment, communications and other operating expenses. Equipment expenses increased mainly due to higher amortization of software packages to support the Corporation’s internal technology infrastructure and higher maintenance and repairs charges for data processing and other equipment. The rise in communications expenses was mainly related to additional data lines to support business applications, and higher postage expenses. The other operating expenses category rose, mainly due to an increase in sundry losses of $15 million. These losses resulted mostly from unauthorized credit card transactions conducted on credit cards issued by Banco Popular de Puerto Rico. The Bank has taken remedial action to prevent further losses from this illegal external scheme.

For the six-month period ended June 30, 2003, operating expenses amounted to $542.9 million, an increase of $50.1 million, or 10%, compared with the same period in 2002. Personnel costs rose $19.2 million, or 8%, mostly associated with salaries, incentive compensation, bonuses, and stock options. Operating expenses, excluding personnel costs, increased $30.9 million, or 12%, for the six-months ended June 30, 2003 compared with the amounts reported for the same period in the previous year. Equipment and communication expenses increased due to the same reasons explained above. The rise in net occupancy expenses resulted mostly from higher rental expenses, related in part to business expansion and the new headquarters offices in BPNA, higher property taxes and electricity expenses, partly offset by higher building rental and parking income. The increase in business promotion was associated with the PREMIA rewards program, launched in the second quarter of 2002, partially offset by lower public relations expenses. The increase in professional fees was mostly associated with legal costs and programming services, while the rise in other operating expenses was mainly the result of higher sundry losses, as described above, and other real estate and credit card interchange expenses. These increases were offset in part by lower amortization of intangible assets as a result of some intangibles that became fully amortized during 2002.

INCOME TAX

Income tax expense for the quarter ended June 30, 2003 amounted to $35.9 million, an increase of $3.3 million, or 10%, from $32.6 million in the same quarter of 2002. The increase was primarily due to higher pretax earnings for the current period, partially offset by a decrease in the disallowance of expenses attributed to tax exempt investments in Puerto Rico and by an increase in gains on sale of securities subject to a lower tax rate. The effective tax rate for these quarters were 21.06% and 25.28% respectively.

Income tax expense for the six-month period ended June 30, 2003 amounted to $66.8 million, an increase of $4.1 million, or 7%, over the $62.7 million reported for the same period in 2002. The effective tax rate for the first six months of 2003 was 22.22%, compared with 25.28% in 2002. The decline in the effective tax rate resulted mostly from the preferential tax rate on capital gains.

BALANCE SHEET COMMENTS

The Corporation’s total assets at June 30, 2003 reached $36.1 billion, an increase of $2.4 billion, or 7%, compared with $33.7 billion at December 31, 2002. Total assets at June 30, 2002 amounted to $32.7 billion. Earning assets totaled $33.9 billion at June 30, 2003, compared with $31.9 billion at December 31, 2002 and $30.6 billion at June 30, 2002.

Investment and trading securities reached $12.3 billion at June 30, 2003, an increase of $1.1 billion compared with $11.2 billion at December 31, 2002. The Corporation has increased its securities portfolio as part of its asset / liability management strategies. This growth has been mostly in the form of U.S. Government obligations, which as mentioned earlier, are tax-exempt in Puerto Rico. Investment and trading securities at June 30, 2002 totaled $10.7 billion. For a breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios refer to Notes 3 and 4 to the unaudited consolidated financial statements. At June 30, 2003, money market investments totaled $783 million, a decrease of $311 million, or 28%, over the $1.1 billion at December 31, 2002. At June 30, 2002, money market investments amounted to $1.1 billion. The decrease from December 31, 2002 was mostly in the form of federal funds sold by the banking subsidiaries and resale agreements.

A breakdown of the Corporation’s loan portfolio is presented in Table H. At June 30, 2003, total loans amounted to $20.9 billion, resulting in an increase of $1.3 billion, or 7%, from December 31, 2002. This increase resulted from higher mortgage loans by $874 million, or 12%, while commercial loans, including construction, rose by $168 million, or 2%. The lease financing portfolio also grew by $164 million, or 18%, mostly associated with the acquisition of certain lease portfolios of medical and communications equipment by the Corporation’s banking and lease financing subsidiaries in the United States during this quarter. Moreover, the consumer loan portfolio also increased by $85 million, or 3%, mainly due to strong sales efforts in the auto loan market. When compared with June 30, 2002, the loan portfolio grew by $2.0 billion, or 10% at June 30, 2003. The mortgage and commercial loan portfolios, including construction loans, accounted for the largest increases, rising $1.2 billion and $560 million, respectively, from June 30, 2002. The growth in mortgage loans was associated with strong sales efforts, the prevailing low interest rate environment and portfolio acquisitions, while the growth in the commercial loan portfolio resulted in part from higher working capital needs from borrowers in the current economic environment. The consumer and lease financing portfolios increased by $35 million and $164 million, respectively, from June 30, 2002, mostly associated with the same factors previously discussed.

TABLE H
Loans Ending Balances

	June 30,	December 31,	June 30,
(Dollars in thousands)	2003	2002	2002

Commercial, industrial and agricultural	$8,045,059	$7,883,381	$7,475,939
Construction	252,085	245,926	261,375
Lease financing	1,050,634	886,731	886,892
Mortgage *	8,340,046	7,466,531	7,127,220
Consumer	3,184,252	3,099,550	3,149,716

Total	$20,872,076	$19,582,119	$18,901,142

*	Includes loans held-for-sale

Cash and due from banks amounted to $905 million at June 30, 2003, compared with $653 million at the end of 2002. The increase was partly associated with funds received at the end of June 2003 from deposits in trust from governmental sources.

Premises and equipment totaled $474 million at June 30, 2003, compared with $461 million at December 31, 2002 and $404 million at June 30, 2002. The increase of $70 million since June 30, 2002 is mostly associated with office remodeling and building acquisitions, as well as premises under construction for business expansion or relocations.

Other assets amounted to $729 million at June 30, 2003, compared with $578 million at December 31, 2002, an increase of $151 million or 26%. Beginning in 2003, the Corporation has $76 million in bank owned life insurance, which is included in other assets in the statement of condition. The increase in other assets since the end of 2002 was also associated with advances on securitizations. The rise since June 30, 2002 of $212 million, or 41%, was also associated with the factors described above.

At June 30, 2003, total deposits amounted to $18.3 billion, an increase of $661 million, or 4%, compared with December 31, 2002. Demand deposits rose by $849 million, while time deposits decreased by $215 million, of which $127 million were in brokered certificates of deposit. The increase in demand deposits is partly due to deposits in trust from governmental sources used to repay government obligations on July 1st 2003, and higher deposits from public funds. When compared with June 30, 2002, total deposits rose $446 million, or 3%. Savings and demand deposits accounted for the largest increases, rising $397 million and $204 million, respectively, from June 30, 2002. Time deposits, which include brokered certificates of deposits, decreased by $155 million, or 2%, since June 30, 2002.

Borrowed funds, including subordinated notes and capital securities, increased by $1.4 billion, or 11% since December 31, 2002, reaching $14.4 billion at June 30, 2003. This increase in borrowed funds was used primarily to fund the Corporation’s loan growth and investment activities. Borrowed funds at June 30, 2002 were $12.2 billion. Further information related to the composition of the Corporation’s funding sources is available in the Liquidity section of this report.

The Corporation’s stockholders’ equity at June 30, 2003 was $2.8 billion, compared with $2.4 billion at December 31, 2002 and $2.2 billion at June 30, 2002. The increase of $402 million since the end of 2002 reflects in part the issuance of the Corporation’s preferred stock during 2003. Also, contributing to the increase in stockholders’ equity were earnings retention and higher unrealized gains in the securities available-for-sale portfolio. The increase in stockholders’ equity of $605 million from June 30, 2002 is also related to these factors. Refer to the consolidated statement of condition and the consolidated statement of comprehensive income for detailed information on these particular items.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of June 30, 2003 and 2002, and December 31, 2002 are presented on Table I. Also, at June 30, 2003, December 31, 2002 and June 30, 2002, BPPR, BPNA and BP, N.A. were all well-capitalized.

The Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively. Table A presents limited data on the Corporation’s common stock for the quarters and six-month periods ended June 30, 2002 and 2003. The Corporation’s market capitalization at June 30, 2003 was $5.1 billion, compared with $4.5 billion at June 30, 2002 and at December 31, 2002.

TABLE I
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2003	2002	2002

Risk-based capital
Tier I capital	$2,376,176	$2,054,027	$1,854,810
Supplementary (Tier II) capital	367,211	346,531	350,724

Total capital	$2,743,387	$2,400,558	$2,205,534

Risk-weighted assets
Balance sheet items	20,490,971	19,487,339	$18,833,184
Off-balance sheet items	1,350,594	1,355,430	974,916

Total risk-weighted assets	$21,841,565	$20,842,769	$19,808,100

Average assets	$33,883,578	$33,196,101	$30,969,569

Ratios:
Tier I capital (minimum required – 4.00%)	10.88%	9.85%	9.36%
Total capital (minimum required – 8.00%)	12.56%	11.52%	11.13%
Leverage ratio *	7.01%	6.19%	5.99%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of business, the Corporation has conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turned has transferred the assets, including their titles, to different trusts, thus isolating those loans from the Corporation’s assets. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, as such trusts are not consolidated in the Corporation’s financial statements. As of June 30, 2003, these trusts held approximately $202 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $193 million at the end of the second quarter of 2003. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interest in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation’s assets. The servicing rights and the interest-only securities retained by the

Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively. During the quarter ended June 30, 2003 the Corporation recorded approximately $1.7 million of write-downs related to interest-only strips, in which the decline in fair value was considered other than temporary. For the six-months ended June 30, 2003, these write-downs amounted to $2.1 million.

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

Based on the results of the sensitivity analysis as of June 30, 2003, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months is an estimated decrease of $0.3 million and the change for the same period, utilizing a hypothetical declining rate scenario, is an estimated increase of $4.2 million. Both hypothetical rate scenarios consider a gradual change of 100 basis points up and down during the twelve-month period from the prevailing rates at June 30, 2003. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. Refer to Note 6 to the consolidated financial statements for further information on the Corporation’s limited involvement in derivative instruments and hedging activities. The Corporation was a participant in certain interest rate swaps with an aggregate notional amount of $500 million. In such agreements, the Corporation converted floating rate debt to fixed rate debt. These contracts were cancelled during the second quarter of 2003 as part of the Corporation’s risk management strategies.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At June 30, 2003 the Corporation had $15 million in foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $2 million at December 31, 2002. The increase was mostly associated with a devaluation of the Dominican peso. However, management does not expect future exchange rate volatility between the U.S. dollar and the particular foreign currency to affect significantly the Corporation’s consolidated financial condition or results of operations.

The Corporation believes that there have been no significant changes in market risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

LIQUIDITY

The Corporation manages liquidity to provide adequate funds to meet its anticipated financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customer’s demand for credit.

Core deposits are one of the Corporation’s primary sources of funding. The extensive branch network of the Corporation in the Puerto Rico market and its expanding network in major U.S. markets have enabled it to maintain a significant and stable base of deposits.

The Corporation has established borrowing relationships with the Federal Home Loan Bank (FHLB), the Federal Reserve Bank of New York and other correspondent banks, which further support and enhance liquidity. Wholesale or institutional sources of funds are comprised primarily of other financial intermediaries such as commercial banks, securities dealers, investment companies, insurance companies, as well as non-financial corporations. Wholesale or institutional sources of funding include the repo, federal funds and Eurodollar markets, commercial paper, medium-term notes, senior debentures and asset securitizations.

Liquidity is provided also by the regularly scheduled maturities of the Corporation’s investment portfolio. Refer to Notes 3 and 4 to the consolidated financial statements for further information as to the composition of the available-for-sale and held-to-maturity investment portfolios. Liquid U.S. Treasury and Agency securities can be used to raise funds in the repo markets. The loan portfolio can also be used to obtain funding in the capital markets. In particular, mortgage loans and some types of consumer loans, and to a lesser extent commercial loans, have highly developed secondary markets. In addition, other sources of liquidity include maturities of money market investments, repayments of loans and investment securities, and cash generated from operations, such as fees collected for services.

Also, the Corporation obtains liquidity in the capital markets through the sale of its debt and equity securities. The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, medium-term notes or other debt securities with a relatively short lead-time. At June 30, 2003, the Corporation had available approximately $1.3 billion under this shelf registration.

During the six-month period ended June 30, 2003 the Corporation issued preferred stock under this shelf registration, which net proceeds, after the underwriting discounts and expenses, amounted to $182 million. These proceeds were used to fund operations. Also, the Corporation issued $500 million of medium-term notes under this same shelf registration.

Risks to Liquidity

The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings. Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, the fact that most deposits at the Corporation’s banking subsidiaries are federally insured, is expected to mitigate the effect of a downgrade in credit rating.

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

The Corporation’s non-banking subsidiaries may be subject to a higher degree of liquidity risk than the banking subsidiaries, due to the latter’s access to federally-insured deposits and the Federal Reserve Discount Window. A higher proportion of the funding of the non-banking subsidiaries is from institutional sources, as compared to the banking subsidiaries, and these are more sensitive to the perceived credit risk of the Corporation than providers of deposits. In the event of a downgrade in the credit ratings of the Corporation, the non-banking subsidiaries may experience an increase in their cost of funds and reduced availability of financing. Management does not anticipate such a scenario developing in the foreseeable future.

The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of an extended economic slowdown in Puerto Rico, the credit quality of the Corporation could be affected as a result of higher credit costs and possible decreases in profitability. The substantial integration of Puerto Rico with the U.S. economy should limit the probability of a prolonged recession in Puerto Rico (except if there is a prolonged recession in the U.S.) and its related risks to the Corporation.

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

The Corporation believes that there have been no significant changes in liquidity risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting

Except as disclosed below, there have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

In connection with credit card losses incurred during the second quarter, BPPR has implemented various measures designed to enhance its systems for the detection and prevention of credit card fraud including changes to its authorization procedures and the parameters for issuing cards to its customers.

Part II – Other Information

Item 1.    Legal Proceedings

The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the financial position and results of operations of the Corporation.

As disclosed on page 15 of the 10-K, on January 16, 2003 the U.S. District Court for the District of Puerto Rico approved a Deferred Prosecution Agreement (the “Agreement”) among Banco Popular, the U.S. Department of Justice, the Board of Governors of the Federal Reserve System, and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”). The Agreement concludes an investigation related principally to the circumstances surrounding the activities of a former customer of the Bank, including Banco Popular’s reporting and compliance efforts, as well as certain other customers. The former customer has pleaded guilty to money laundering, including in connection with transactions made through an account at Banco Popular. No current or former Bank officer, director or employee has been charged with a crime or accused of benefiting financially from the transactions described in the Agreement.

Under the Agreement, Banco Popular agreed to the filing of a one-count information charging it with failure to file suspicious activity report in a timely and complete manner. The Agreement provides for Banco Popular to forfeit $21.6 million to the United States, and resolves all claims the United States, FinCEN or the Federal Reserve may have against Banco Popular arising from the matters that were subject to investigation.

This settlement also terminates the Written Agreement Banco Popular signed with the Federal Reserve Bank of New York on March 9, 2000, which required enhancements to Banco Popular’s anti-money laundering and Bank Secrecy Act program. The Federal Reserve found Banco Popular to be fully complaint with the Written Agreement on November 26, 2001. Finally, the Agreement provides that the court will dismiss the information and the Deferred Prosecution Agreement will expire 12 months following the settlement, provided that Banco Popular complies with its obligations under the Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Stockholders Meeting of Popular, Inc. was held on April 30, 2003. A quorum was obtained with 111,164,119 shares represented in person or by proxy, which represented approximately 83.85% of all votes eligible to be cast at the meeting. Five Directors of the Corporation, Juan J. Bermúdez, Richard L. Carrión, Jorge A. Junquera, Francisco M. Rexach Jr and Frederic V. Salerno, were elected for a three-year term. The following directors were not up for reelection and continued to hold office after the meeting: David H. Chafey Jr, Antonio Luis Ferré, Félix J. Serrallés Jr, José B. Carrión Jr, Héctor R. González, Manuel Morales Jr and Julio E. Vizcarrondo Jr. The ratification of PricewaterhouseCoopers LLP as the Corporation’s independent auditors for 2003 was also approved at the Annual Meeting. The result of the voting on each of the proposals is set forth below:

Issue 1:    Election of five (5) Class 1 Directors:

Nominees for		Votes
Three-year term	Votes For	Withheld

Juan J. Bermúdez	109,518,231	1,645,888
Richard L. Carrión	105,862,449	5,301,670
Jorge A. Junquera	110,720,627	443,492
Francisco M. Rexach Jr	109,519,696	1,644,423
Frederic V. Salerno	110,631,914	532,205

Issue 2:	Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent auditors for 2003:

In favor:	109,153,277
Against:	728,746
Abstain:	1,282,096

Item 6. Exhibits and Reports on Form 8-K

Exhibit
a)	No.	Exhibit Description

	12.1	Computation of the ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Four reports on Form 8-K were filed for the quarter ended June 30, 2003:

Dated:	April 11, 2003

Items reported:	Item 5 – Other Events (Operational results for the quarter ended March 31, 2003)

Dated:	April 17, 2003

Items reported:	Item 9 – Regulation FD Disclosure (Amends Form 8-K [filed on April 11, 2003] which was furnished under Item 5 – Other Events, instead of Item 9 – Regulation FD Disclosure, which includes information required under Item 12 and furnished under this item in accordance with SEC Release No. 33-8216)

Dated:	April 30, 2003

Items reported:	Item 9 – Regulation FD Disclosure (Quarterly Report to Shareholders for the quarter ended March 31, 2003 and notice of availability on Popular, Inc.’s web page of a financial presentation that contains additional quarterly information)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President

Date: August 14, 2003	By:	/s/ Amílcar L. Jordán

Amílcar L. Jordán, Esq.
Senior Vice President & Comptroller