Form 10-Q
period 2003-09-30
POPULAR INC
filed 2003-11-14
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003	Commission file number 0 – 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-041-6582

(State of incorporation)	(I.R.S. Employer
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	132,891,946

(Title of Class)	(Shares Outstanding as of November 13, 2003)

POPULAR, INC.

INDEX

		Page

Part I – Financial Information
Item 1.	Financial Statements
	Unaudited Consolidated Statements of Condition as of September 30, 2003, December 31, 2002 and September 30, 2002	3
	Unaudited Consolidated Statements of Income for the quarters and nine months ended September 30, 2003 and 2002	4
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2003 and 2002	5
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2003 and 2002	6
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7
	Notes to Unaudited Consolidated Financial Statements	8-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	48
Part II – Other Information
Item 1.	Legal Proceedings	48
Item 6.	Exhibits and Reports on Form 8-K	49
—	Signatures	50

Forward-Looking Information. The information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the adequacy of the allowance for loan losses, the Corporation’s market and liquidity risks and the effect of legal proceedings on Popular, Inc.’s financial condition and results of operations, among others. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may increase,” “may fluctuate,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors such as regional and national economic conditions, competitive and regulatory factors, and legislative changes, could cause actual results to differ from those contemplated by such forward-looking statements.

With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others, the rate of growth in the economy, the relative strength and weakness in the consumer and commercial credit sectors and in the real estate markets, the performance of the stock and bond market and the magnitude of interest rate and foreign currency exchange rate changes. Moreover, the outcome of litigation, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries. The Corporation assumes no obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such Statements.

ITEM 1.    FINANCIAL STATEMENTS

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2003	2002	2002

ASSETS
Cash and due from banks	$762,912	$652,556	$574,282

Money market investments:
Federal funds sold and securities purchased under agreements to resell	764,019	1,091,435	1,149,346
Time deposits with other banks	9,157	3,057	3,056
Bankers’ acceptances	162	154	677

	773,338	1,094,646	1,153,079

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	4,202,427	4,397,974	4,191,360
Other investment securities available-for-sale	6,235,246	6,133,929	5,461,988
Investment securities held-to-maturity, at amortized cost	192,757	180,751	644,685
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	452,306	416,979	324,301
Other trading securities	115,866	93,367	149,101
Loans held-for-sale, at lower of cost or market	366,723	1,092,927	870,607

Loans:
Loans pledged with creditors’ right to repledge	489,277	420,724	357,780
Other loans	21,125,291	18,355,123	18,335,241
Less – Unearned income	273,536	286,655	300,120
Allowance for loan losses	398,578	372,797	354,282

	20,942,454	18,116,395	18,038,619

Premises and equipment	477,318	461,177	446,161
Other real estate	54,201	39,399	33,713
Accrued income receivable	209,273	184,549	194,500
Other assets	773,095	578,091	546,388
Goodwill	190,655	182,965	180,337
Other intangible assets	28,616	34,647	34,005

	$35,777,187	$33,660,352	$32,843,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,556,269	$3,367,385	$3,274,152
Interest bearing	14,099,723	14,247,355	13,783,704

	17,655,992	17,614,740	17,057,856
Federal funds purchased and securities sold under agreements to repurchase	6,796,169	6,684,551	5,887,739
Other short-term borrowings	2,178,756	1,703,562	2,046,679
Notes payable	5,528,277	4,298,853	4,629,284
Subordinated notes	125,000	125,000	125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	144,000	144,000	144,000
Other liabilities	596,405	677,605	632,476

	33,024,599	31,248,311	30,523,034

Commitments and contingencies (See Note 8)
Minority interest in consolidated subsidiaries	1,582	1,162	1,080

Stockholders’ equity:
Preferred stock, $25 liquidation value; 10,000,000 shares authorized (7,475,000 issued and outstanding at September 30, 2003)	186,875	—	—
Common stock, $6 par value; 180,000,000 shares authorized; 139,478,585 shares issued (December 31, 2002 – 139,133,156; September 30, 2002 – 139,028,367) and 132,776,235 shares outstanding (December 31, 2002 – 132,439,047; September 30, 2002 – 132,334,258)	836,872	834,799	834,170
Surplus	285,591	278,366	275,443
Retained earnings	1,559,925	1,300,437	1,246,098
Treasury stock – at cost, 6,702,350 shares (December 31, 2002 – 6,694,109; September 30, 2002 - 6,694,109)	(205,527)	(205,210)	(205,210)
Accumulated other comprehensive income, net of tax of $22,218 (December 31, 2002 – $53,070; September 30, 2002 – $52,488)	87,270	202,487	168,511

	2,751,006	2,410,879	2,319,012

	$35,777,187	$33,660,352	$32,843,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share information)	2003	2002	2003	2002

INTEREST INCOME:
Loans	$389,028	$391,499	$1,152,508	$1,143,887
Money market investments	6,119	7,716	19,936	22,871
Investment securities	104,717	105,125	325,208	332,813
Trading account securities	9,535	3,770	26,688	10,357

	509,399	508,110	1,524,340	1,509,928

INTEREST EXPENSE:
Deposits	83,147	106,063	262,963	329,349
Short-term borrowings	36,201	46,185	114,794	135,902
Long-term debt	61,034	58,907	180,658	167,629

	180,382	211,155	558,415	632,880

Net interest income	329,017	296,955	965,925	877,048
Provision for loan losses	48,668	50,992	146,202	155,521

Net interest income after provision for loan losses	280,349	245,963	819,723	721,527
Service charges on deposit accounts	41,162	39,484	120,670	117,964
Other service fees	69,154	63,941	204,596	191,666
Gain (loss) on sale of investment securities	39,109	1,251	70,398	(2,674)
Trading account (loss) profit	(4,599)	1,247	(9,779)	(142)
Gain (loss) on derivatives	282	(21,759)	(7,825)	(22,103)
Gain on sale of loans	13,412	14,960	48,295	44,502
Other operating income	13,315	18,370	49,812	53,677

	452,184	363,457	1,295,890	1,104,417

OPERATING EXPENSES:
Personnel costs:
Salaries	98,732	92,704	289,101	272,011
Profit sharing	3,834	5,646	14,997	15,954
Pension and other benefits	29,647	25,163	90,232	78,433

	132,213	123,513	394,330	366,398
Net occupancy expenses	21,428	19,581	62,630	58,659
Equipment expenses	26,892	24,469	79,298	73,610
Other taxes	9,493	9,115	28,347	27,948
Professional fees	21,002	22,503	59,891	59,734
Communications	14,922	13,907	43,931	40,292
Business promotion	18,087	15,588	51,067	45,786
Printing and supplies	4,474	4,754	14,221	14,341
Other operating expenses	36,767	18,489	90,428	52,871
Amortization of intangibles	1,978	1,938	6,033	7,037

	287,256	253,857	830,176	746,676

Income before income tax and minority interest	164,928	109,600	465,714	357,741
Income tax	33,818	23,730	100,667	86,472
Net gain of minority interest	(184)	(116)	(425)	(166)

NET INCOME	$130,926	$85,754	$364,622	$271,103

NET INCOME APPLICABLE TO COMMON STOCK	$127,947	$85,754	$357,681	$268,593

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.96	$0.65	$2.69	$2.00

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.20	$0.74	$0.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2003	2002

Preferred stock:
Balance at beginning of year	—	$100,000
Issuance (redemption) of preferred stock	$186,875	(100,000)

Balance at end of period	186,875	—

Common stock:
Balance at beginning of year	834,799	832,498
Common stock issued under dividend reinvestment plan	2,042	1,671
Options exercised	31	1

Balance at end of period	836,872	834,170

Surplus:
Balance at beginning of year	278,366	268,544
Common stock issued under dividend reinvestment plan	9,414	6,297
Issuance cost of preferred stock	(3,716)	—
Options granted	1,361	597
Options exercised	166	5

Balance at end of period	285,591	275,443

Retained earnings:
Balance at beginning of year	1,300,437	1,057,724
Net income	364,622	271,103
Cash dividends declared on common stock	(98,193)	(80,219)
Cash dividends declared on preferred stock	(6,941)	(510)
Redemption of preferred stock	—	(2,000)

Balance at end of period	1,559,925	1,246,098

Accumulated other comprehensive income:
Balance at beginning of year	202,487	80,188
Other comprehensive (loss) income, net of tax	(115,217)	88,323

Balance at end of period	87,270	168,511

Treasury stock – at cost:
Balance at beginning of year	(205,210)	(66,136)
Purchase of common stock	(317)	(139,074)

Balance at end of period	(205,527)	(205,210)

Total stockholders’ equity	$2,751,006	$2,319,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2003	2002	2003	2002

Net Income	$130,926	$85,754	$364,622	$271,103

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(7,696)	(191)	(20,852)	(573)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period, net of tax of ($47,594) (2002 – $14,061) for the quarter and $(22,360) (2002 – $24,526) for the nine-month period	(119,499)	50,981	(33,858)	89,966
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $5,032 (2002 – $483) for the quarter and $9,490 (2002 – ($1,039)) for the nine-month period	34,077	768	60,908	(1,698)
Net gain (loss) on cash flow hedges	1,646	(2,360)	(2,696)	(4,814)
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $99 (2002 – ($791)) for the quarter and ($1,953) (2002 – ($1,305)) for the nine-month period	134	(1,269)	(3,115)	(2,052)
Cumulative effect of accounting change
Less: reclassification adjustment for gains included in net income	—	—	18	6

Total other comprehensive (loss) income, net of tax	$(159,760)	$48,931	$(115,217)	$88,323

Comprehensive (loss) income	$(28,834)	$134,685	$249,405	$359,426

Disclosure of accumulated other comprehensive income:

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Foreign currency translation adjustment	$(23,088)	$(2,236)	$(2,029)
Unrealized gains on securities	112,859	207,625	172,840
Unrealized losses on derivatives	(2,867)	(3,286)	(2,684)
Cumulative effect of accounting change	366	384	384

Accumulated other comprehensive income	$87,270	$202,487	$168,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$364,622	$271,103

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	54,904	55,645
Provision for loan losses	146,202	155,521
Amortization of intangibles	6,033	7,037
Net (gain) loss on sales of investment securities	(70,398)	2,674
Net loss on derivatives	7,825	22,103
Net (gain) loss on disposition of premises and equipment	(13)	547
Net gain on sales of loans, excluding loans held-for-sale	(4,421)	(6,284)
Net amortization of premiums and accretion of discounts on investments	19,713	10,580
Net amortization of deferred loan fees and costs	28,279	21,759
Earnings from investments under the equity method	(4,161)	(4,527)
Stock options expense	1,408	597
Net (increase) decrease in loans held-for-sale	(8,422)	68,881
Net increase in trading securities	(113,209)	(203,216)
Net increase in accrued income receivable	(24,724)	(8,357)
Net increase in other assets	(109,899)	(10,951)
Net decrease in interest payable	(5,981)	(2,429)
Net decrease in deferred and current taxes	(11,534)	(28,779)
Net increase in postretirement benefit obligation	4,839	2,562
Net (decrease) increase in other liabilities	(45,745)	101,300

Total adjustments	(129,304)	184,663

Net cash provided by operating activities	235,318	455,766

Cash flows from investing activities:
Net decrease (increase) in money market investments	321,308	(323,513)
Purchases of investment securities held-to-maturity	(496,858)	(18,206,606)
Proceeds from paydowns and maturities of investment securities held-to-maturity	485,137	18,154,282
Purchases of investment securities available-for-sale	(5,469,727)	(4,900,607)
Proceeds from calls, paydowns and maturities of investment securities available-for-sale	4,839,428	3,521,792
Proceeds from sales of investment securities available-for-sale	755,503	1,112,116
Net disbursements on loans	(560,976)	(892,472)
Proceeds from sales of loans	170,671	425,510
Acquisition of loan portfolios	(2,046,909)	(913,579)
Assets acquired, net of cash	—	(13,613)
Acquisition of premises and equipment	(72,815)	(103,924)
Proceeds from sales of premises and equipment	1,783	7,276

Net cash used in investing activities	(2,073,455)	(2,133,338)

Cash flows from financing activities:
Net increase in deposits	38,193	715,864
Net increase in federal funds purchased and securities sold under agreements to repurchase	111,618	135,971
Net increase in other short-term borrowings	475,194	219,437
Net proceeds from notes payable and capital securities	1,223,816	889,073
Dividends paid	(94,776)	(81,533)
Proceeds from issuance of common stock	11,606	7,974
Proceeds from issuance of preferred stock	183,159	—
Redemption of preferred stock	—	(102,000)
Treasury stock acquired	(317)	(139,074)

Net cash provided by financing activities	1,948,493	1,645,712

Net increase (decrease) in cash and due from banks	110,356	(31,860)
Cash and due from banks at beginning of period	652,556	606,142

Cash and due from banks at end of period	$762,912	$574,282

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the Corporation) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States, the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services through its subsidiaries in Puerto Rico, the United States, the Caribbean and Central America. Note 14 to the unaudited consolidated financial statements presents information about the Corporation’s business segments.

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

Note 2 – Accounting Changes

FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”

FASB’s Interpretation No. 45 (FIN No. 45) requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions for initial recognition are effective for guarantees that are issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Corporation’s financial position and results of operations for the quarter and nine months ended September 30, 2003. Refer to Note 8 to the unaudited consolidated financial statements for further information.

FIN No. 46 “Consolidation of Variable Interest Entities”

FASB’s Interpretation No. 46 (FIN No. 46) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Certain variable interest entities that are qualifying special purpose entities subject to the reporting requirements for SFAS No. 140, “Accounting for Transfers and servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN No. 46. The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003. The provisions of FIN No. 46 for variable interest entities created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, issued in October 2003. Management is currently evaluating the impact that FIN No. 46 may have on the Corporation’s financial condition or results of operations. Based on management’s current understanding, which could change as a result of evolving changes in the interpretation of certain provisions of FIN No. 46 by the accounting industry, the impact that FIN No. 46 may have on the Corporation’s financial statements would include:

–  As issued, FIN No. 46 would require the Corporation, beginning in the fourth quarter of 2003, to deconsolidate BanPonce Trust I (the “Trust”). Refer to Note 10 to the unaudited consolidated financial statements for information on this Trust. Deconsolidation would result in the re-characterization of the liability currently reflected as “Preferred Beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation” (the “Capital Securities”) in the consolidated statement of condition as a liability (the “Junior Subordinated Debentures”) to the Trust that issued the Capital Securities. The Corporation’s equity interest in the Trust would be included in “available-for-sale securities” in the statement of condition. Management currently understands that the adoption of FIN No. 46 as it relates to the Trust would not have a significant impact on the Corporation’s consolidated financial statements.

The Capital Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Junior Subordinated Debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve Bank has indicated that until further notice, the Capital Securities will continue to qualify as Tier 1 regulatory capital, even if, as a result of deconsolidation, they are no longer included on the consolidated statements of condition. As of September 30, 2003, assuming the Corporation was not allowed to include the Capital Securities issued by the Trust as Tier 1 regulatory capital, the Corporation’s regulatory capital would have been reduced by approximately $144 million. The Corporation would still exceed the regulatory threshold for well capitalized institutions.

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, except for certain situations, all provisions of this Statement are be applied prospectively. Also, the provisions related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Corporation’s financial condition or results of operations for the quarter ended September 30, 2003.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”

SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments, including some previously classified as equity, as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the issuer. Specifically, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable, financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation, or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways, be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and effective for other financial instruments held by the Corporation at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred the provisions related to mandatorily redeemable noncontrolling interests until further notice. The adoption of the required provisions of SFAS No. 150 did not have an impact on the Corporation’s consolidated statements of condition or results of operations as of September 30, 2003.

Note 3 – Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of September 30, 2003, December 31, 2002 and September 30, 2002 were as follows:

	AS OF SEPTEMBER 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 10 years and 10 months)	$597,838	$417	$23,345	$574,910
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 4 months)	6,375,449	73,693	16,037	6,433,105
Obligations of Puerto Rico, States and political subdivisions (average maturity of 10 years and 11 months)	124,821	6,315	1,911	129,225
Collateralized mortgage obligations (average maturity of 23 years and 6 months)	1,893,190	10,648	2,606	1,901,232
Mortgage-backed securities (average maturity of 20 years and 10 months)	975,020	25,441	2,715	997,746
Equity securities (without contractual maturity)	237,805	65,488	246	303,047
Others (average maturity of 14 years and 9 months)	97,190	1,221	3	98,408

	$10,301,313	$183,223	$46,863	$10,437,673

	AS OF DECEMBER 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 6 months)	$354,957	$5,262	—	$360,219
Obligations of other U.S. Government agencies and corporations (average maturity of 5 years and 4 months)	6,192,871	125,675	$388	6,318,158
Obligations of Puerto Rico, States and political subdivisions (average maturity of 7 years and 10 months)	79,004	4,915	14	83,905
Collateralized mortgage obligations (average maturity of 20 years and 6 months)	2,172,117	11,964	272	2,183,809
Mortgage-backed securities (average maturity of 23 years and 5 months)	1,094,276	36,556	156	1,130,676
Equity securities (without contractual maturity)	263,342	77,677	22	340,997
Others (average maturity of 16 years and 8 months)	112,342	1,800	3	114,139

	$10,268,909	$263,849	$855	$10,531,903

	AS OF SEPTEMBER 30, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities (average maturity of 8 months)	$359,958	$8,279	—	$368,237
Obligations of other U.S. Government agencies and corporations (average maturity of 4 years and 3 months)	5,622,265	122,284	$601	5,743,948
Obligations of Puerto Rico, States and political subdivisions (average maturity of 7 years and 3 months)	72,999	4,937	134	77,802
Collateralized mortgage obligations (average maturity of 19 years and 9 months)	2,373,036	11,475	1,026	2,383,485
Mortgage-backed securities (average maturity of 24 years and 8 months)	635,546	15,341	378	650,509
Equity securities (without contractual maturity)	256,394	64,011	35	320,370
Others (average maturity of 16 years and 1 month)	105,875	3,125	3	108,997

	$9,426,073	$229,452	$2,177	$9,653,348

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

Note 4 – Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of September 30, 2003, December 31, 2002 and September 30, 2002 were as follows:

	AS OF SEPTEMBER 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$32,016	—	$5	$32,011
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 11 months)	100,973	$1,473	368	102,078
Collateralized mortgage obligations (average maturity of 20 years and 11 months)	919	—	101	818
Others (average maturity of 2 years and 6 months)	58,849	2,913	—	61,762

	$192,757	$4,386	$474	$196,669

	AS OF DECEMBER 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$28,618	$4	—	$28,622
Obligations of Puerto Rico, States and political subdivisions (average maturity of 10 years and 1 month)	80,174	933	$186	80,921
Collateralized mortgage obligations (average maturity of 21 years and 7 months)	1,126	—	112	1,014
Others (average maturity of 2 years and 9 months)	70,833	793	—	71,626

	$180,751	$1,730	$298	$182,183

	AS OF SEPTEMBER 30, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$483,544	—	$19	$483,525
Obligations of Puerto Rico, States and political subdivisions (average maturity of 13 years and 8 months)	89,138	$416	649	88,905
Collateralized mortgage obligations (average maturity of 22 years)	1,197	—	—	1,197
Others (average maturity of 2 years and 10 months)	70,806	690	—	71,496

	$644,685	$1,106	$668	$645,123

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

Note 5 – Pledged assets

Certain securities and loans were pledged to secure public and trust deposits, securities sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Investment securities available-for-sale	$2,562,228	$2,046,100	$2,154,707
Investment securities held-to-maturity	1,599	3,278	3,281
Loans	7,381,624	3,402,042	3,499,336

	$9,945,451	$5,451,420	$5,657,324

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivatives, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, swaptions, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts. During the quarter ended September 30, 2003, there were no significant changes in derivative instruments and hedging activities since December 31, 2002, except for the cancellation of certain interest rate contracts and an option entered into by the Corporation, as described below.

The Corporation uses interest rate swaps to convert floating rate debt to fixed rate debt in order to fix the future cost of the portfolio of short-term borrowings. The specific terms and notional amounts of the swaps are determined based on management’s assessment of future interest rates, as well as other factors. During the second quarter of 2003, the Corporation terminated the interest rate contracts outstanding with a notional amount of $500,000. These swaps did not qualify as hedges in accordance with SFAS No. 133, as amended.

On September 30, 2003, the Corporation purchased an option to cover its exposure related to the issuance of $31,152 in notes linked to the S&P 500 Index. In accordance with SFAS No. 133, the Corporation bifurcated the embedded option from the host contract.

For the quarters ended September 30, 2003 and September 30, 2002, the Corporation recognized a gain of $282 and a loss of $21,759, respectively, as a result of the changes in fair value of the derivatives not accounted for as hedges.

Note 7 – Goodwill and Other Intangible Assets

SFAS No. 142 requires that goodwill and other indefinite-life intangible assets be tested for impairment at least annually using a two-step process at each reporting unit level. The Corporation performed the annual impairment test during the third quarter of 2003. The results of this test did not indicate an impairment in the Corporation’s recorded goodwill.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

	Nine months ended September 30, 2003

		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total

Balance as of January 1, 2003	$110,482	$11,247	$6,727	$54,509	$182,965
Goodwill acquired during the period	3,788	3,212	—	690	7,690

Balance as of September 30, 2003	$114,270	$14,459	$6,727	$55,199	$190,655

As of September 30, 2003, December 31, 2002 and September 30, 2002, goodwill totaled $190,655, $182,965 and $180,337, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of September 30, 2003, December 31, 2002 and September 30, 2002:

	September 30, 2003		December 31, 2002		September 30, 2002

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core Deposits	$68,478	$42,755	$87,739	$56,263	$87,711	$54,328
Other customer relationships	2,886	337	2,886	120	511	—
Other intangibles	511	167	509	104	202	91

Total	$71,875	$43,259	$91,134	$56,487	$88,424	$54,419

During the quarter ended September 30, 2003, the Corporation recognized $1,978 in amortization expense related to other intangible assets with definite lives (September 30, 2002 – $1,938). For the nine months ended September 30, 2003, the amortization expense totaled $6,033 (September 30, 2002 – $7,037).

Certain core deposit intangibles became fully amortized as of September 30, 2003, and as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above for September 30, 2003.

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)

2003	$7,836
2004	7,121
2005	5,471
2006	5,322
2007	3,651

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are commercial letters of credit and stand-by letters of credit outstanding, which contract amounts at September 30, 2003 were $18,202 and $137,827, respectively (September 30, 2002 – $16,504 and $128,359; December 31, 2002 – $19,564 and $126,383). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements.

In accordance with the provisions of FIN No. 45, during the nine months ended September 30, 2003, the Corporation recorded a liability of $276, which represents the fair value of the obligations undertaken in issuing the guarantees under the stand-by letters of credit issued or modified after December 31, 2002. This liability was included as part of “other liabilities” in the consolidated statement of condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding as of September 30, 2003 and 2002, and December 31, 2002 represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon, normally within a year. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

As of September 30, 2003, the Corporation has various outstanding commitments to purchase mortgage loans from other institutions at market. In 2002 and 2003, the Corporation entered into loan commitments to purchase an aggregate amount of $250,000 of mortgage loans with the option of purchasing $125,000 in additional loans. The commitments expire completely by September 30, 2004. As of September 30, 2003, $150,000 in loans had been purchased under these agreements.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of the Corporation’s wholly-owned subsidiaries approximating $3,766,643 at September 30, 2003 (December 31, 2002 – $3,382,800).

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

Note 9 – Stock Option Plan

In September 2002, the Corporation opted to use the fair value method for recording stock options as described in SFAS No. 123 “Accounting for Stock-Based Compensation.” During the quarter and nine months ended September 30, 2003, the Corporation recognized $342 and $1,408, respectively, in stock option expense.

The following table summarizes information about stock options outstanding at September 30, 2003:

(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$28.78 - $38.50	909,277	$31.54	8.94 years	153,887	$30.11

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2002	26,416	$31.39
Granted	423,647	29.11
Exercised	(199)	32.60
Forfeited	(4,789)	28.84

Outstanding at December 31, 2002	445,075	29.25
Granted	475,444	33.64
Exercised	(5,136)	29.23
Forfeited	(6,106)	29.69

Outstanding at September 30, 2003	909,277	$31.54

The fair value of these options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2003 were the following: an expected dividend yield of 2.42% (2002 – 2.16%), an average expected life of options of 10 years (2002 – 10 years), an expected volatility of 23.98% (2002 – 26.48%) and a risk-free interest rate of 3.77% (2002 – 4.91%). The weighted average fair value of options granted during 2003 was $9.06 per option (2002 — $9.80).

Note 10 –	Subordinated Notes and Preferred Beneficial Interest in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America, Inc. (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of BanPonce Trust I’s 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I’s 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “Junior Subordinated Debentures”). As of September 30, 2003, the Corporation had reacquired $6,000 of the capital securities. BanPonce Trust I is a 100% owned finance subsidiary of the Corporation. The capital securities qualify as Tier 1 capital, are fully and unconditionally guaranteed by the Corporation, and are presented in the Consolidated Statements of Condition as “Preferred Beneficial Interests in Popular North America’s Junior Subordinated Deferrable Interest Debentures Guaranteed by the Corporation.” The obligations of PNA under the Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of Junior Subordinated Debentures at September 30, 2003 (September 30, 2002 – $148,640; December 31, 2002 – $148,640) and a related accrued interest receivable of $1,031 (September 30, 2002 – $1,031; December 31, 2002 – $4,126). The Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the Capital Securities). Refer to Note 2 to the unaudited consolidated financial statements for information on the potential impact of FIN No. 46.

Note 11 – Stockholders’ Equity

The Corporation declared cash dividends on common stock amounting to $98,193 for the nine-month period ended September 30, 2003 (September 30, 2002 – $80,219).

During the first quarter of 2003, the Corporation issued 7,475,000 shares of its 6.375% noncumulative monthly income preferred stock, Series A, at a price of $25 per share. The net proceeds to the Corporation, after the underwriting discounts and expenses, amounted to $183,159. Dividends declared on the preferred stock during the nine months ended September 30, 2003 amounted to $6,941.

These shares of preferred stock are nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter. Dividends on the Series A preferred stock are noncumulative and are payable monthly at an annual rate of 6.375% of the liquidation preference value of $25.00 per share.

Note 12 – Earnings per Common Share

A computation of earnings per common share follows:

	Quarter ended		Nine-months ended
	September 30,		September 30,
(In thousands, except share information)	2003	2002	2003	2002

Net income	$130,926	$85,754	$364,622	$271,103
Less: Preferred stock dividends (include amount paid on redemption of preferred stock in 2002)	2,979	—	6,941	2,510

Net income applicable to common stock	$127,947	$85,754	$357,681	$268,593

Average common shares outstanding	132,799,735	132,350,192	132,684,745	134,407,089
Average potential common shares – stock options	50,368	348	34,645	150

Average common shares outstanding – assuming dilution	132,850,103	132,350,540	132,719,390	134,407,239

Basic earnings per common share	$0.96	$0.65	$2.69	$2.00

Diluted earnings per common share	$0.96	$0.65	$2.69	$2.00

Potential common shares consist of common stock issuable based on the assumed exercise of stock options granted under the Corporation’s stock option plan, using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased will be added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share.

During the third quarter of 2003, there were 471,346 weighted average antidilutive stock options outstanding (2002 – 430,257) and for the nine months ended on September 30, 2003 there were 453,858 weighted average antidilutive stock options outstanding (2002 – 360,821).

Note 13 – Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the nine-month period ended September 30, 2003, the Corporation paid interest and income taxes amounting to $564,396 and $112,565, respectively (2002 – $635,309 and $97,204). In addition, loans receivable transferred to other real estate and other property for the nine months ended September 30, 2003 amounted to $61,914 and $19,978, respectively (2002 – $40,092 and $23,783).

During the first quarter of 2003, the Corporation transferred $637,925 of loans held-for-sale to the loan portfolio (held-for-investment) based on management intent and ability.

Note 14 – Segment Reporting

Popular, Inc. operates the following reportable segments: commercial banking, mortgage and consumer lending, auto and lease financing, and other. Management has determined its reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. These reporting units have then been aggregated into segments by products, services and markets with similar characteristics.

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2003 and 2002.

	Quarter ended September 30, 2003

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$237,003	$66,557	$21,215	$2,482	$1,760	$329,017
Provision for loan losses	31,023	12,670	4,975			48,668
Other income	69,387	21,688	4,827	82,444	(6,511)	171,835
Amortization of intangibles	1,888			90		1,978
Depreciation expense	11,937	1,149	2,814	2,107		18,007
Other operating expenses	180,238	40,527	8,232	38,508	(234)	267,271
Net gain of minority interest		(184)				(184)
Income tax	12,667	11,443	3,851	7,020	(1,163)	33,818

Net income	$68,637	$22,272	$6,170	$37,201	$(3,354)	$130,926

Segment Assets	$27,618,038	$7,366,518	$1,472,772	$7,610,002	$(8,290,143)	$35,777,187

	Nine months ended September 30, 2003

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$704,549	$192,947	$59,718	$4,687	$4,024	$965,925
Provision for loan losses	92,667	38,610	14,925			146,202
Other income	205,816	63,011	15,246	210,882	(18,788)	476,167
Amortization of intangibles	5,763			270		6,033
Depreciation expense	36,968	3,433	8,571	5,932		54,904
Other operating expenses	522,731	109,629	24,225	113,440	(786)	769,239
Net gain of minority interest		(425)				(425)
Income tax	41,324	36,330	10,454	16,415	(3,856)	100,667

Net income	$210,912	$67,531	$16,789	$79,512	$(10,122)	$364,622

Segment Assets	$27,618,038	$7,366,518	$1,472,772	$7,610,002	$(8,290,143)	$35,777,187

	Quarter ended September 30, 2002

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$226,330	$53,064	$17,274	$220	$67	$296,955
Provision for loan losses	33,439	10,573	6,980			50,992
Other income	65,397	19,265	4,732	30,878	(2,778)	117,494
Amortization of intangibles	1,933			5		1,938
Depreciation expense	12,401	1,041	2,543	1,618		17,603
Other operating expenses	159,424	33,298	7,936	33,806	(148)	234,316
Net gain of minority interest		(116)				(116)
Income tax	16,877	9,600	1,735	(3,919)	(563)	23,730

Net income	$67,653	$17,701	$2,812	$(412)	$(2,000)	$85,754

Segment Assets	$26,171,941	$5,397,639	$1,201,864	$6,994,579	$(6,922,897)	$32,843,126

	Nine months ended September 30, 2002

		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total

Net interest income	$677,137	$151,297	$48,919	$(504)	$199	$877,048
Provision for loan losses	104,321	30,800	20,400			155,521
Other income	201,523	52,521	14,299	123,060	(8,513)	382,890
Amortization of intangibles	7,022			15		7,037
Depreciation expense	39,686	3,154	8,116	4,689		55,645
Other operating expenses	472,228	91,612	22,725	98,062	(633)	683,994
Net gain of minority interest		(166)				(166)
Income tax	53,237	27,207	4,416	3,525	(1,913)	86,472

Net income	$202,166	$50,879	$7,561	$16,265	$(5,768)	$271,103

Segment Assets	$26,171,941	$5,397,639	$1,201,864	$6,994,579	$(6,922,897)	$32,843,126

During the quarter and nine-month periods ended September 30, 2003, the Corporation’s parent holding company realized gains on the sale of marketable equity securities approximating $38,600 ($33,800 after-tax) and $67,900 ($59,400 after-tax) for each respective period. These gains are included in “other income” within the “other” reportable segment category.

Intersegment Revenues*

	Quarter ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Commercial Banking	$14,888	$17,071	$46,108	$50,797
Mortgage and Consumer Lending	(35,628)	(44,032)	(111,685)	(131,494)
Auto and Lease Financing	(12,528)	(13,660)	(38,107)	(40,492)
Other	38,019	43,332	118,448	129,503

Total intersegment revenues	$4,751	$2,711	$14,764	$8,314

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans.

Geographic Information

	Quarter ended		Nine-months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2003	2002	2003	2002

Revenues**
Puerto Rico	$341,769	$298,651	$988,248	$874,410
United States	146,320	104,102	415,451	345,967
Other	12,763	11,696	38,393	39,561

Total consolidated revenues	$500,852	$414,449	$1,442,092	$1,259,938

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain (loss) on sale of investment securities, gain (loss) on derivatives, trading account (loss) profit, gain on sale of loans and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Selected Balance Sheet Information:
Puerto Rico
Total assets	$22,604,297	$22,307,784	$21,840,940
Loans	10,447,561	10,065,646	10,015,317
Deposits	11,931,233	12,036,491	11,463,494
Mainland United States
Total assets	$12,422,850	$10,637,293	$10,315,438
Loans	10,810,358	9,140,382	8,885,565
Deposits	4,900,887	4,778,234	4,758,428
Other
Total assets	$750,040	$715,275	$686,748
Loans	449,836	376,091	362,626
Deposits	823,872	800,015	835,934

Note 15 –	Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of September 30, 2003, December 31, 2002 and September 30, 2002, and the results of their operations and cash flows for the periods ended September 30, 2003 and 2002. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of August 31, 2003, November 30, 2002 and August 31, 2002, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the SEC.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of net profits for that year, as defined by the Federal Reserve Board, combined with its retained net profits for the preceding two years. The payment of dividends may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2003, BPPR could have declared a dividend of approximately $138,777 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$1,460	$476	$2,822	$798,642	$(40,488)	$762,912
Money market investments	85,167	301	1,165	1,126,831	(440,126)	773,338
Investment securities available-for-sale, at market value	187,415	40,018	10,857	10,206,588	(7,205)	10,437,673
Investment securities held-to-maturity, at amortized cost				341,397	(148,640)	192,757
Trading account securities, at market value				568,172		568,172
Investment in subsidiaries	2,618,228	860,874	912,460	205,801	(4,597,363)
Loans held-for-sale, at lower of cost or market				379,706	(12,983)	366,723

Loans	71,009		3,050,357	23,503,150	(5,009,948)	21,614,568
Less – Unearned income				273,536		273,536
Allowance for loan losses				398,578		398,578

	71,009		3,050,357	22,831,036	(5,009,948)	20,942,454

Premises and equipment	10,581			466,737		477,318
Other real estate				54,201		54,201
Accrued income receivable	246	1	12,163	215,878	(19,015)	209,273
Other assets	27,304	21,040	1,988	713,684	9,079	773,095
Goodwill				190,655		190,655
Other intangible assets				28,616		28,616

	$3,001,410	$922,710	$3,991,812	$38,127,944	$(10,266,689)	$35,777,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,596,694	$(40,425)	$3,556,269
Interest bearing				14,158,160	(58,437)	14,099,723

				17,754,854	(98,862)	17,655,992
Federal funds purchased and securities sold under agreements to repurchase			$522,891	6,447,468	(174,190)	6,796,169
Other short-term borrowings	$1,907		248,545	3,503,496	(1,575,192)	2,178,756
Notes payable	74,232	$8,788	2,332,732	6,879,079	(3,766,554)	5,528,277
Subordinated notes	125,000					125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	49,265	302	35,137	533,898	(22,197)	596,405

	250,404	9,090	3,139,305	35,262,795	(5,636,995)	33,024,599

Minority interest in consolidated subsidiary				105	1,477	1,582

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	836,872	3,962	2	72,577	(76,541)	836,872
Surplus	282,980	678,038	619,964	1,335,998	(2,631,389)	285,591
Retained earnings	1,562,536	235,350	231,732	1,403,429	(1,873,122)	1,559,925
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income (loss), net of tax	87,270	(3,730)	809	53,820	(50,899)	87,270

	2,751,006	913,620	852,507	2,865,044	(4,631,171)	2,751,006

	$3,001,410	$922,710	$3,991,812	$38,127,944	$(10,266,689)	$35,777,187

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$324	$70	$1,161	$694,114	$(43,113)	$652,556
Money market investments	2,937	300	9,708	1,250,994	(169,293)	1,094,646
Investment securities available-for-sale, at market value	223,661	28,290	6,720	10,278,232	(5,000)	10,531,903
Investment securities held-to-maturity, at amortized cost				329,391	(148,640)	180,751
Trading account securities, at market value				510,346		510,346
Investment in subsidiaries, at equity	2,322,470	624,306	850,071	199,869	(3,996,716)
Loans held-for-sale, at lower of cost or market value				1,109,161	(16,234)	1,092,927

Loans	167,523		2,573,222	20,341,601	(4,306,499)	18,775,847
Less – Unearned income				286,655		286,655
Allowance for loan losses				372,797		372,797

	167,523		2,573,222	19,682,149	(4,306,499)	18,116,395

Premises and equipment	11,192			449,985		461,177
Other real estate				39,399		39,399
Accrued income receivable	294	2	11,891	194,372	(22,010)	184,549
Other assets	21,781	36,409	15,068	503,268	1,565	578,091
Goodwill				182,965		182,965
Other intangible assets				34,647		34,647

	$2,750,182	$689,377	$3,467,841	$35,458,892	$(8,705,940)	$33,660,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,410,409	$(43,024)	$3,367,385
Interest bearing				14,270,528	(23,173)	14,247,355

				17,680,937	(66,197)	17,614,740
Federal funds purchased and securities sold under Agreements to repurchase	$10,300		$498,883	6,307,488	(132,120)	6,684,551
Other short-term borrowings	29,191	$90	439,052	2,477,471	(1,242,242)	1,703,562
Notes payable	137,777	8,788	1,849,017	5,517,986	(3,214,715)	4,298,853
Subordinated notes	125,000					125,000
Preferred beneficial interests in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	37,035	166	64,705	604,830	(29,131)	677,605

	339,303	9,044	2,851,657	32,732,712	(4,684,405)	31,248,311

Minority interest in consolidated subsidiaries				110	1,052	1,162

Stockholders’ equity:
Common stock	834,799	3,962	2	72,577	(76,541)	834,799
Surplus	278,366	492,543	439,964	1,335,498	(2,268,005)	278,366
Retained earnings	1,300,437	170,874	170,956	1,178,321	(1,520,151)	1,300,437
Treasury stock, at cost	(205,210)			(463)	463	(205,210)
Accumulated other comprehensive income, net of tax	202,487	12,954	5,262	140,137	(158,353)	202,487

	2,410,879	680,333	616,184	2,726,070	(4,022,587)	2,410,879

	$2,750,182	$689,377	$3,467,841	$35,458,892	$(8,705,940)	$33,660,352

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$320	$17	$1,673	$640,788	$(68,516)	$574,282
Money market investments	23,187	300	7,762	1,307,174	(185,344)	1,153,079
Investment securities available-for-sale, at market value	209,732	30,564	82,664	9,316,293	14,095	9,653,348
Investment securities held-to-maturity, at amortized cost				793,325	(148,640)	644,685
Trading account securities, at market value				473,402		473,402
Investment in subsidiaries	2,254,085	604,243	830,100	190,660	(3,879,088)
Loans held-for-sale, at lower of cost or market				887,646	(17,039)	870,607

Loans	163,123		2,636,162	20,136,439	(4,242,703)	18,693,021
Less – Unearned income				300,120		300,120
Allowance for loan losses				354,282		354,282

	163,123		2,636,162	19,482,037	(4,242,703)	18,038,619

Premises and equipment	11,395			434,766		446,161
Other real estate				33,713		33,713
Accrued income receivable	309		13,691	201,697	(21,197)	194,500
Other assets	21,841	35,137	15,065	473,075	1,270	546,388
Goodwill				180,337		180,337
Other intangible assets				34,005		34,005

	$2,683,992	$670,261	$3,587,117	$34,448,918	$(8,547,162)	$32,843,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,327,160	$(53,008)	$3,274,152
Interest bearing				13,818,702	(34,998)	13,783,704

				17,145,862	(88,006)	17,057,856
Federal funds purchased and securities sold under agreements to repurchase			$457,266	5,572,818	(142,345)	5,887,739
Other short-term borrowings	$27,480	$8,743	492,467	2,430,499	(912,510)	2,046,679
Notes payable	169,970		1,973,367	5,960,307	(3,474,360)	4,629,284
Subordinated notes	125,000					125,000
Preferred beneficial interest in Popular North America’s Junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	42,530	137	67,970	549,808	(27,969)	632,476

	364,980	8,880	2,991,070	31,803,294	(4,645,190)	30,523,034

Minority interest in consolidated subsidiary				110	970	1,080

Stockholders’ equity:
Common stock	834,170	3,962	2	72,577	(76,541)	834,170
Surplus	275,443	492,543	439,964	1,335,498	(2,268,005)	275,443
Retained earnings	1,246,098	148,806	150,184	1,116,482	(1,415,472)	1,246,098
Treasury stock, at cost	(205,210)			(463)	463	(205,210)
Accumulated other comprehensive income, net of tax	168,511	16,070	5,897	121,420	(143,387)	168,511

	2,319,012	661,381	596,047	2,645,514	(3,902,942)	2,319,012

	$2,683,992	$670,261	$3,587,117	$34,448,918	$(8,547,162)	$32,843,126

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$544		$36,217	$404,346	$(52,079)	$389,028
Money market investments	196	$1	381	16,189	(10,648)	6,119
Investment securities	164		210	107,294	(2,951)	104,717
Trading account securities				9,535		9,535

	904	1	36,808	537,364	(65,678)	509,399

INTEREST EXPENSE:
Deposits				83,417	(270)	83,147
Short-term borrowings	49		3,236	49,131	(16,215)	36,201
Long-term debt	3,851	58	32,110	75,968	(50,953)	61,034

	3,900	58	35,346	208,516	(67,438)	180,382

Net interest (loss) income	(2,996)	(57)	1,462	328,848	1,760	329,017
Provision for loan losses				48,668		48,668

Net interest (loss) income after provision for loan losses	(2,996)	(57)	1,462	280,180	1,760	280,349
Service charges on deposit accounts				41,162		41,162
Other service fees				69,245	(91)	69,154
Gain on sale of securities	38,582		4	523		39,109
Trading account loss				(4,599)		(4,599)
Derivatives gains				282		282
Gain on sales of loans				19,412	(6,000)	13,412
Other operating income	379	987		12,369	(420)	13,315

	35,965	930	1,466	418,574	(4,751)	452,184

OPERATING EXPENSES:
Personnel costs:
Salaries		83		98,649		98,732
Profit sharing				3,834		3,834
Pension and other benefits		14		29,633		29,647

		97		132,116		132,213
Net occupancy expenses		4		21,424		21,428
Equipment expenses				26,892		26,892
Other taxes	358			9,135		9,493
Professional fees	411	5	153	20,552	(119)	21,002
Communications	13			14,909		14,922
Business promotion				18,087		18,087
Printing and supplies				4,474		4,474
Other operating expenses	117	25	132	36,608	(115)	36,767
Amortization of intangibles				1,978		1,978

	899	131	285	286,175	(234)	287,256

Income before income tax, minority interest and equity in earnings of subsidiaries	35,066	799	1,181	132,399	(4,517)	164,928
Income tax	4,823		400	29,757	(1,162)	33,818
Net gain of minority interest				(184)		(184)

Income before equity in earnings of subsidiaries	30,243	799	781	102,458	(3,355)	130,926
Equity in earnings of subsidiaries	100,683	24,115	23,022	13,687	(161,507)

NET INCOME	$130,926	$24,914	$23,803	$116,145	$(164,862)	$130,926

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,686		$109,955	$1,199,693	$(159,826)	$1,152,508
Money market investments	353	$5	969	51,428	(32,819)	19,936
Investment securities	921		616	332,490	(8,819)	325,208
Trading account securities				26,688		26,688

	3,960	5	111,540	1,610,299	(201,464)	1,524,340

INTEREST EXPENSE:
Deposits				263,607	(644)	262,963
Short-term borrowings	299	1	11,977	154,985	(52,468)	114,794
Long-term debt	12,646	174	97,380	222,835	(152,377)	180,658

	12,945	175	109,357	641,427	(205,489)	558,415

Net interest (loss) income	(8,985)	(170)	2,183	968,872	4,025	965,925
Provision for loan losses				146,202		146,202

Net interest (loss) income after provision for loan losses	(8,985)	(170)	2,183	822,670	4,025	819,723
Service charges on deposit accounts				120,683	(13)	120,670
Other service fees				206,095	(1,499)	204,596
Gain (loss) on sale of securities	67,779		(26)	2,645		70,398
Trading account loss				(9,779)		(9,779)
Derivatives (losses) gains			(8,110)	285		(7,825)
Gain on sales of loans				63,448	(15,153)	48,295
Other operating income	13,541	3,424		34,970	(2,123)	49,812

	72,335	3,254	(5,953)	1,241,017	(14,763)	1,295,890

OPERATING EXPENSES:
Personnel costs:
Salaries		243		288,857	1	289,101
Profit sharing				14,997		14,997
Pension and other benefits		45		90,187		90,232

		288		394,041	1	394,330
Net occupancy expenses		10		62,620		62,630
Equipment expenses				79,298		79,298
Other taxes	939			27,408		28,347
Professional fees	828	14	303	59,063	(317)	59,891
Communications	33			43,898		43,931
Business promotion				51,067		51,067
Printing and supplies				14,221		14,221
Other operating expenses	282	73	707	89,836	(470)	90,428
Amortization of intangibles				6,033		6,033

	2,082	385	1,010	827,485	(786)	830,176

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	70,253	2,869	(6,963)	413,532	(13,977)	465,714
Income tax	8,490		(958)	96,990	(3,855)	100,667
Net gain of minority interest				(425)		(425)

Income (loss) before equity in earnings of subsidiaries	61,763	2,869	(6,005)	316,117	(10,122)	364,622
Equity in earnings of subsidiaries	302,859	61,606	66,781	38,665	(469,911)

NET INCOME	$364,622	$64,475	$60,776	$354,782	$(480,033)	$364,622

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,748		$40,059	$408,267	$(59,575)	$391,499
Money market investments	46	$2	24	18,410	(10,766)	7,716
Investment securities	380		296	107,570	(3,121)	105,125
Trading account securities				3,770		3,770

	3,174	2	40,379	538,017	(73,462)	508,110

INTEREST EXPENSE:
Deposits				106,264	(201)	106,063
Short-term borrowings	408	45	5,350	58,605	(18,223)	46,185
Long-term debt	4,918		33,971	75,123	(55,105)	58,907

	5,326	45	39,321	239,992	(73,529)	211,155

Net interest (loss) income	(2,152)	(43)	1,058	298,025	67	296,955
Provision for loan losses				50,992		50,992

Net interest (loss) income after provision for loan losses	(2,152)	(43)	1,058	247,033	67	245,963
Service charges on deposit accounts				39,484		39,484
Other service fees				63,984	(43)	63,941
Gain on sale of securities			2	1,699	(450)	1,251
Trading account profit				1,247		1,247
Derivatives losses			(21,325)	(434)		(21,759)
Gain on sales of loans				17,196	(2,236)	14,960
Other operating income	7,760	1,138		9,521	(49)	18,370

	5,608	1,095	(20,265)	379,730	(2,711)	363,457

OPERATING EXPENSES:
Personnel costs:
Salaries	23	74		92,607		92,704
Profit sharing				5,646		5,646
Pension and other benefits		14		25,149		25,163

	23	88		123,402		123,513
Net occupancy expenses		3		19,578		19,581
Equipment expenses				24,469		24,469
Other taxes	290			8,825		9,115
Professional fees	258	3	45	22,260	(63)	22,503
Communications	10			13,897		13,907
Business promotion				15,588		15,588
Printing and supplies				4,754		4,754
Other operating expenses	168	18	133	18,255	(85)	18,489
Amortization of intangibles				1,938		1,938

	749	112	178	252,966	(148)	253,857

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	4,859	983	(20,443)	126,764	(2,563)	109,600
Income tax			(7,170)	31,463	(563)	23,730
Net gain of minority interest				(116)		(116)

Income (loss) before equity in earnings of subsidiaries	4,859	983	(13,273)	95,185	(2,000)	85,754
Equity in earnings of subsidiaries	80,895	5,279	18,456	8,885	(113,515)

NET INCOME	$85,754	$6,262	$5,183	$104,070	$(115,515)	$85,754

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$9,734		$118,358	$1,193,870	$(178,075)	$1,143,887
Money market investments	218	$8	43	55,167	(32,565)	22,871
Investment securities	858		673	340,925	(9,643)	332,813
Trading account securities				10,522	(165)	10,357

	10,810	8	119,074	1,600,484	(220,448)	1,509,928

INTEREST EXPENSE:
Deposits				329,972	(623)	329,349
Short-term borrowings	1,381	106	16,473	173,855	(55,913)	135,902
Long-term debt	15,174		101,329	215,237	(164,111)	167,629

	16,555	106	117,802	719,064	(220,647)	632,880

Net interest (loss) income	(5,745)	(98)	1,272	881,420	199	877,048
Provision for loan losses				155,521		155,521

Net interest (loss) income after provision for loan losses	(5,745)	(98)	1,272	725,899	199	721,527
Service charges on deposit accounts				117,964		117,964
Other service fees				191,823	(157)	191,666
(Loss) gain on sale of securities	(1,078)		2	(1,148)	(450)	(2,674)
Trading account loss				(212)	70	(142)
Derivatives losses			(20,611)	(1,492)		(22,103)
Gain on sales of loans				51,369	(6,867)	44,502
Other operating income	14,059	3,790	169	36,768	(1,109)	53,677

	7,236	3,692	(19,168)	1,120,971	(8,314)	1,104,417

OPERATING EXPENSES:
Personnel costs:
Salaries	23	229		271,759		272,011
Profit sharing				15,954		15,954
Pension and other benefits		43		78,390		78,433

	23	272		366,103		366,398
Net occupancy expenses		10		58,649		58,659
Equipment expenses				73,610		73,610
Other taxes	780			27,168		27,948
Professional fees	549	9	140	59,239	(203)	59,734
Communications	29			40,263		40,292
Business promotion				45,786		45,786
Printing and supplies				14,341		14,341
Other operating expenses	276	63	403	52,559	(430)	52,871
Amortization of intangibles				7,037		7,037

	1,657	354	543	744,755	(633)	746,676

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	5,579	3,338	(19,711)	376,216	(7,681)	357,741
Income tax	(147)		(6,551)	95,083	(1,913)	86,472
Net gain of minority interest				(166)		(166)

Income (loss) before equity in earnings of subsidiaries	5,726	3,338	(13,160)	280,967	(5,768)	271,103
Equity in earnings of subsidiaries	265,377	39,720	52,657	24,306	(382,060)

NET INCOME	$271,103	$43,058	$39,497	$305,273	$(387,828)	$271,103

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$364,622	$64,475	$60,776	$354,782	$(480,033)	$364,622

Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(302,859)	(61,606)	(66,781)	(38,665)	469,911	—
Depreciation and amortization of premises and equipment	610			54,294		54,904
Provision for loan losses				146,202		146,202
Amortization of intangibles				6,033		6,033
Net (gain) loss on sales of investment securities	(67,779)		26	(2,645)		(70,398)
Net derivatives losses (gains)			8,110	(285)		7,825
Net gain on disposition of premises and equipment				(13)		(13)
Net gain on sales of loans, excluding loans held-for-sale				(4,421)		(4,421)
Net amortization of premiums and accretion of discounts on investments				20,259	(546)	19,713
Net amortization of deferred loan fees and costs				28,279		28,279
Earnings from investments under the equity method	(1,051)	(3,110)				(4,161)
Stock options expense	119			1,289		1,408
Net increase in loans held-for-sale				(5,172)	(3,250)	(8,422)
Net increase in trading securities				(113,209)		(113,209)
Net decrease (increase) in accrued income receivable	48	1	(272)	(21,506)	(2,995)	(24,724)
Net decrease (increase) in other assets	2,292	(1,788)	(332)	(110,277)	206	(109,899)
Net (decrease) increase in interest payable	(159)	174	6,255	(15,074)	2,823	(5,981)
Net increase (decrease) in deferred and current taxes	3,369		18,912	(29,959)	(3,856)	(11,534)
Net increase in postretirement benefit obligation				4,839		4,839
Net increase (decrease) in other liabilities	1,426	(35)	(49,400)	2,018	246	(45,745)

Total adjustments	(363,984)	(66,364)	(83,482)	(78,013)	462,539	(129,304)

Net cash provided by (used in) operating activities	638	(1,889)	(22,706)	276,769	(17,494)	235,318

Cash flows from investing activities:
Net (increase) decrease in money market investments	(82,230)	(1)	8,543	124,163	270,833	321,308
Purchases of investment securities held-to-maturity				(496,858)		(496,858)
Proceeds from paydowns and maturities of investment Securities held-to-maturity				485,137		485,137
Purchases of investment securities available-for-sale	(38)	(3,108)	(22,400)	(5,444,181)		(5,469,727)
Proceeds from calls, paydowns and maturities of investment Securities available-for-sale				4,836,678	2,750	4,839,428
Proceeds from sales of investment securities available-for-sale	83,004		18,143	654,356		755,503
Net collections (disbursements) on loans	96,515		(477,135)	(883,805)	703,449	(560,976)
Proceeds from sales of loans				170,671		170,671
Acquisition of loan portfolios				(2,046,909)		(2,046,909)
Capital contribution to subsidiary	(185,494)	(180,000)			365,494	—
Acquisition of premises and equipment				(72,815)		(72,815)
Proceeds from sale of premises and equipment				1,783		1,783
Dividends received from subsidiary	98,100			32,000	(130,100)	—

Net cash provided by (used in) investing activities	9,857	(183,109)	(472,849)	(2,639,780)	1,212,426	(2,073,455)

Cash flows from financing activities:
Net increase in deposits				70,858	(32,665)	38,193
Net (decrease) increase in federal funds purchased and Securities sold under agreements to repurchase	(10,300)		24,008	139,980	(42,070)	111,618
Net (decrease) increase in other short-term borrowings	(27,285)	(90)	(190,507)	1,026,025	(332,949)	475,194
Net (payments of) proceeds from notes payable and capital securities	(69,152)		483,715	1,361,093	(551,840)	1,223,816
Dividends paid to parent company				(98,100)	98,100	—
Dividends paid	(94,776)			(32,000)	32,000	(94,776)
Proceeds from issuance of common stock	11,606					11,606
Net proceeds from issuance of preferred stock	180,548				2,611	183,159
Treasury stock acquired				(317)		(317)
Capital contribution from parent		185,494	180,000		(365,494)	—

Net cash (used in) provided by financing activities	(9,359)	185,404	497,216	2,467,539	(1,192,307)	1,948,493

Net increase in cash and due from banks	1,136	406	1,661	104,528	2,625	110,356
Cash and due from banks at beginning of period	324	70	1,161	694,114	(43,113)	652,556

Cash and due from banks at end of period	$1,460	$476	$2,822	$798,642	$(40,488)	$762,912

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$271,103	$43,058	$39,497	$305,273	$(387,828)	$271,103

Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(265,377)	(39,720)	(52,657)	(24,306)	382,060
Depreciation and amortization of premises and equipment	610			55,035		55,645
Provision for loan losses				155,521		155,521
Amortization of intangibles				7,037		7,037
Net loss (gain) on sales of investment securities	1,078		(2)	1,148	450	2,674
Net loss on derivatives			20,611	1,492		22,103
Net loss on disposition of premises and equipment				547		547
Net gain on sales of loans, excluding loans held-for-sale				(6,284)		(6,284)
Net amortization of premiums and accretion of discounts on investments				10,580		10,580
Net amortization of deferred loan fees and costs				21,759		21,759
Earnings from investments under the equity method	(1,052)	(3,475)				(4,527)
Stock options expense	119			478		597
Net increase in loans held-for-sale				69,756	(875)	68,881
Net increase in trading securities				(202,296)	(920)	(203,216)
Net decrease (increase) in accrued income receivable	14	2	(1,428)	(5,420)	(1,525)	(8,357)
Net increase (decrease) in other assets	(1,979)	348	(5,528)	(2,287)	(1,505)	(10,951)
Net increase (decrease) in interest payable	713	35	(1,016)	(2,161)		(2,429)
Net (decrease) increase in deferred and current taxes	(179)		304	(29,825)	921	(28,779)
Net increase in postretirement benefit obligation				2,562		2,562
Net increase (decrease) in other liabilities	571	30	(503)	100,633	569	101,300

Total adjustments	(265,482)	(42,780)	(40,219)	153,969	379,175	184,663

Net cash provided by (used in) operating activities	5,621	278	(722)	459,242	(8,653)	455,766

Cash flows from investing activities:
Net decrease (increase) in money market investments	89,750	1	(7,321)	(226,096)	(179,847)	(323,513)
Purchases of investment securities held-to-maturity				(18,206,606)		(18,206,606)
Proceeds from paydowns and maturities of investment Securities held-to-maturity				18,160,282	(6,000)	18,154,282
Purchases of investment securities available-for-sale	(34,179)	(4,721)	(75,983)	(4,785,724)		(4,900,607)
Proceeds from calls, paydowns and maturities of investment Securities available-for-sale				3,546,992	(25,200)	3,521,792
Proceeds from sales of investment securities available-for-sale				1,112,116		1,112,116
Net collections (disbursements) on loans	33,289		(99,141)	(1,020,926)	194,306	(892,472)
Proceeds from sales of loans				425,510		425,510
Acquisition of loan portfolios				(913,579)		(913,579)
Capital contribution to subsidiary	(50)	(81)			131
Assets acquired, net of cash				(13,613)		(13,613)
Acquisition of premises and equipment				(103,924)		(103,924)
Proceeds from sale of premises and equipment				7,276		7,276
Dividends received from subsidiary	221,500				(221,500)

Net cash provided by (used in) investing activities	310,310	(4,801)	(182,445)	(2,018,292)	(238,110)	(2,133,338)

Cash flows from financing activities:
Net increase in deposits				739,484	(23,620)	715,864
Net increase in federal funds purchased and securities sold under agreements to repurchase			35,649	10,936	89,386	135,971
Net increase (decrease) in other short-term borrowings	27,480	4,472	(43,976)	(233,077)	464,538	219,437
Net (payments of) proceeds from notes payable and capital securities	(28,948)		192,915	1,245,047	(519,941)	889,073
Dividends paid to parent company				(221,500)	221,500
Dividends paid	(81,533)					(81,533)
Proceeds from issuance of common stock	7,974					7,974
Redemption of preferred stock	(102,000)					(102,000)
Treasury stock acquired	(138,847)			(227)		(139,074)
Capital contribution from parent		50		81	(131)

Net cash (used in) provided by financing activities	(315,874)	4,522	184,588	1,540,744	231,732	1,645,712

Net increase (decrease) in cash and due from banks	57	(1)	1,421	(18,306)	(15,031)	(31,860)
Cash and due from banks at beginning of period	263	18	252	659,094	(53,485)	606,142

Cash and due from banks at end of period	$320	$17	$1,673	$640,788	$(68,516)	$574,282

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE A
Financial Highlights

	At September 30,			Average for the nine months

Balance Sheet Highlights	2003	2002	Change	2003	2002	Change
(In thousands)

Money market investments	$773,338	$1,153,079	$(379,741)	$858,873	$876,401	$(17,528)
Investment and trading securities	11,198,602	10,771,435	427,167	11,307,404	10,243,457	1,063,947
Loans	21,707,755	19,263,508	2,444,247	20,264,238	18,517,164	1,747,074
Total assets	35,777,187	32,843,126	2,934,061	34,290,003	31,234,800	3,055,203
Deposits	17,655,992	17,057,856	598,136	17,724,580	16,859,835	864,745
Borrowings	14,772,202	12,832,702	1,939,500	13,546,829	11,768,240	1,778,589
Stockholders’ equity	2,751,006	2,319,012	431,994	2,492,582	2,135,096	357,486

	Third Quarter			Nine months

Operating Highlights	2003	2002	Change	2003	2002	Change
(In thousands, except per share information)

Net interest income	$329,017	$296,955	$32,062	$965,925	$877,048	$88,877
Provision for loan losses	48,668	50,992	(2,324)	146,202	155,521	(9,319)
Fees and other income	171,835	117,494	54,341	476,167	382,890	93,277
Other expenses, net of minority interest	321,258	277,703	43,555	931,268	833,314	97,954
Net income	$130,926	$85,754	$45,172	$364,622	$271,103	$93,519
Net income applicable to common stock	$127,947	$85,754	$42,193	$357,681	$268,593	$89,088
Earnings per common share (basic and diluted)	$0.96	$0.65	$0.31	$2.69	$2.00	$0.69

	Third Quarter		Nine months
Selected Statistical
Information	2003	2002	2003	2002

Common Stock Data – Market price
High	$41.17	$35.85	$41.17	$35.85
Low	36.65	30.11	31.95	27.50
End	39.80	31.60	39.80	31.60
Book value at period end	19.31	17.52	19.31	17.52
Dividends declared	0.27	0.20	0.74	0.60
Dividend payout ratio	27.89%	30.85%	24.87%	30.10%
Price/earnings ratio	12.06x	12.44x	12.06x	12.44x
Profitability Ratios – Return on assets	1.47%	1.07%	1.42%	1.16%
Return on common equity	20.85	16.03	20.35	16.92
Net interest spread (taxable equivalent)	3.95	3.81	3.96	3.81
Net interest yield (taxable equivalent)	4.30	4.26	4.34	4.29
Effective tax rate	20.50	21.65	21.62	24.17
Overhead ratio *	35.08	45.92	36.65	41.48
Efficiency ratio **	61.63	58.60	59.76	58.30
Capitalization Ratios – Equity to assets	7.43%	6.66%	7.27%	6.84%
Tangible equity to assets	6.86	6.03	6.68	6.19
Equity to loans	12.46	11.14	12.30	11.53
Internal capital generation	14.08	11.18	13.85	11.80
Tier I capital to risk – adjusted assets	11.14	9.93	11.14	9.93
Total capital to risk – adjusted assets	12.76	11.70	12.76	11.70
Leverage ratio	7.02	6.36	7.02	6.36

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring fee income.

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

Broker/Dealer – Popular Securities, Inc.

Processing and Information Technology Services and Products – GM Group, ATH Costa Rica and CreST, S.A.

Retail Financial Services – Popular Cash Express, Inc.

Insurance Agency- Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc. and Popular Insurance V.I., Inc.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Refer to the footnotes on the Index page of this Form 10-Q for additional information regarding forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements. The accounting principles followed by the Corporation and the methods of applying these principles conform with generally accepted accounting principles in the United States and with general practices within the banking industry. The Corporation has identified as critical accounting policies those related to the allowance for loan losses, investment securities’classification and related values, goodwill and other intangible assets, and pension and post retirement benefit obligations. For a summary of the corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2002. During the third quarter of 2003, the Corporation opted to follow a more conservative policy with respect to interest recognition on non-accruing mortgage loans at Equity One, the Corporation’s U.S. based mortgage and consumer lending subsidiary. Effective in the beginning of the third quarter of 2003, Equity One began to charge against current earnings the balance of all accrued and uncollected interest on loans that were placed on non-accrual status in that period. Prior to this date, Equity One ceased to accrue interest on all mortgage loans that were 90 days or four scheduled payments in arrears, but did not take a charge against current earnings for uncollected interest that had accrued prior to the loan being placed on non-accrual status. In connection with this decision, the Corporation took a charge against earnings of approximately $1.9 million corresponding to mortgage loans placed in non-accrual status by Equity One during the third quarter of 2003.

NET INCOME

The Corporation’s net income for the third quarter of 2003 was $130.9 million, compared with $85.8 million for the same quarter of 2002, an increase of $45.1 million or 53%. Earnings per common share (EPS), basic and diluted, for the quarter ended September 30, 2003, were $0.96, compared with $0.65 for the same period of 2002. Refer to Note 12 to the unaudited consolidated financial statements for a detail of the average shares used in the computation of basic and diluted EPS. Popular Inc.’s return on assets (ROA) and return on common equity (ROE) for the third quarter of 2003 were 1.47% and 20.85%, respectively, compared with 1.07% and 16.03%, respectively, for the same period in 2002.

The increase in the Corporation’s net income for the third quarter of 2003, when compared with the same period in the previous year, was principally attributed to higher net interest income by $32.0 million and non-interest income by $54.3 million. The provision for loan losses decreased by $2.3 million. These items were partially offset by a rise in operating expenses of $33.4 million and in income taxes of $10.1 million.

For the first nine months of 2003 the Corporation’s net income reached $364.6 million, compared with $271.1 million for the same period in 2002. EPS for the first nine months of 2003 and 2002 were $2.69 and $2.00, respectively. ROA and ROE for the nine-month period ended September 30, 2003 were 1.42% and 20.35%, respectively. For the same period in 2002, these ratios were 1.16% and 16.92%, respectively.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 2003 reached $329.0 million, an increase of $32.0 million, or 11%, over the same quarter of 2002. On a taxable equivalent basis, net interest income increased to $360.0 million from $321.8 million in the same quarter of 2002.

The improvement for the third quarter of 2003 of $38.2 million in net interest income, on a taxable equivalent basis, compared with the third quarter of 2002 resulted from a $37.2 million increase due to a higher volume of average earning assets and a $1.0 million increase due to a higher net interest margin.

Tables B and C present the different components of the Corporation’s net interest income for the quarter and nine-months ended September 30, 2003, respectively, as compared with the same periods in 2002, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended September 30,

										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2003	2002	Variance	2003	2002	Variance		2003	2002	Variance	Rate	Volume

($ in millions)							(In thousands)
$790	$877	$(87)	3.07%	3.49%	(0.42)%	Money market investments	$6,119	$7,716	$(1,597)	$(990)	$(607)
10,899	9,985	914	4.85	5.11	(0.26)	Investment securities	132,205	127,697	4,508	(11,614)	16,122
682	343	339	5.87	4.49	1.38	Trading	10,084	3,885	6,199	1,477	4,722

12,371	11,205	1,166	4.79	4.97	(0.18)		148,408	139,298	9,110	(11,127)	20,237

						Loans:
8,296	7,784	512	5.95	6.71	(0.76)	Commercial	124,428	131,671	(7,243)	(15,540)	8,297
1,039	888	151	9.51	11.08	(1.57)	Leasing	24,716	24,599	117	(3,744)	3,861
8,577	7,222	1,355	7.03	7.78	(0.75)	Mortgage	150,759	140,525	10,234	(14,456)	24,690
3,202	3,150	52	11.46	12.25	(0.79)	Consumer	92,149	96,909	(4,760)	(4,932)	172

21,114	19,044	2,070	7.40	8.24	(0.84)		392,052	393,704	(1,652)	(38,672)	37,020

$33,485	$30,249	$3,236	6.44%	7.03%	(0.59)%	Total earning assets	$540,460	$533,002	$7,458	$(49,799)	$57,257

						Interest bearing deposits:
$2,538	$2,472	$66	1.23%	2.07%	(0.84%)	NOW and money market	$7,876	$12,871	$(4,995)	$(5,285)	$290
5,185	4,857	328	1.22	2.13	(0.91)	Savings	15,901	26,062	(10,161)	(11,779)	1,618
6,536	6,444	92	3.60	4.13	(0.53)	Time deposits	59,370	67,130	(7,760)	(9,238)	1,478

14,259	13,773	486	2.31	3.06	(0.75)		83,147	106,063	(22,916)	(26,302)	3,386

8,841	7,626	1,215	1.62	2.40	(0.78)	Short-term borrowings	36,201	46,185	(9,984)	(16,100)	6,116
5,595	4,655	940	4.33	5.02	(0.69)	Medium and long-term debt	61,034	58,907	2,127	(8,388)	10,515

28,695	26,054	2,641	2.49	3.22	(0.73)	Total interest bearing liabilities	180,382	211,155	(30,773)	(50,790)	20,017
3,565	3,189	376				Demand deposits
1,225	1,006	219				Other sources of funds

$33,485	$30,249	$3,236	2.14%	2.77%	(0.63)%

			4.30%	4.26%	0.04%	Net interest margin and
						Net interest income on a taxable equivalent basis	360,078	321,847	38,231	$991	$37,240

			3.95%	3.81%	0.14%	Net interest spread

						Taxable equivalent adjustment	31,061	24,892	6,169

						Net interest income	$329,017	$296,955	$32,062

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase of $3.2 billion in average earning assets for the quarter ended September 30, 2003, compared with the third quarter of 2002, was driven principally by a $2.1 billion increase in the average loan portfolio and a $1.1 billion increase in average money market, trading and investment securities. The rise in the average loan portfolio was primarily in mortgage and commercial loans, which rose $1.4 billion and $512 million, respectively. The interest rate environment has stimulated mortgage loan originations and the refinancing through mortgage loans. Investment securities rose in average by $914 million, or 9%, mostly in U.S. Agency securities and mortgage-backed securities, while the trading portfolio increased in average by $339 million, mainly in mortgage-backed securities.

The average yield on earning assets, on a taxable equivalent basis, declined 59 basis points from 7.03% in the third quarter of 2002 to 6.44% for the same period in 2003. The average yield on the investment securities portfolio decreased by 26 basis points, due to the growth of the portfolio, and to the maturity of securities with higher yields that were replaced during a lower interest rate environment. Also, during the third quarter of 2003, the Corporation did not earn dividends on its investment in Federal Home Loan Bank of New York stock as a result of investment portfolio actions at that institution, which prompted the FHLB of N.Y. not to pay dividends in this quarter. In the third quarter of 2002, the Corporation recorded approximately $0.4 million in dividends from its investment in this stock. On the other hand, the yield in the trading portfolio increased by 138 basis points, mainly due to a higher proportion of mortgage-backed securities in that portfolio.

The average yield on the loan portfolio decreased by 84 basis points. The commercial loans yield, including construction, fell by 76 basis points due to new loan growth and repricing in a lower rate environment. As of September 30, 2003, approximately 57% of the commercial and construction loan portfolios had floating or adjustable rates, compared with approximately 53% at the end of the third quarter in the previous year. The average yield on mortgage loans also declined 75 basis points, mainly due to the current interest rate scenario and higher loan prepayments and refinancing at current rates. Furthermore, the consumer loans yield declined 79 basis points, due in part to the interest rate scenario, coupled with promotional campaigns with lower rates for auto and personal loans. The lease financing yield declined 157 basis points, associated in part with the interest rate scenario and with a large medical and communications equipment lease portfolio purchased by the Corporation during the second quarter of 2003, which had a lower average yield than that of the remaining lease portfolio.

Interest-bearing liabilities for the third quarter of 2003, increased in average by $2.6 billion, or 10%, compared with the same quarter in 2002. Average interest-bearing deposits, mainly savings deposits, increased by $486 million, or 4%, while average borrowings rose by $2.1 billion, or 18%. Also, non-interest bearing sources of funds, including demand deposits and other sources of funds, such as capital raised through preferred stock issuance, rose $595 million.

Average short-term borrowings, comprised mostly of repurchase agreements and federal funds, increased by $1.2 billion, or 16%, in the third quarter of 2003, compared with the same quarter in the previous year, while longer-term borrowings increased by $940 million, or 20%. The latter includes the issuance during the second quarter of 2003 of $500 million in five-year, fixed-rate medium-term notes, and the issuance of secured borrowings arising in securitization transactions.

The average cost of interest-bearing liabilities for the quarter ended September 30, 2003 declined by 73 basis points, compared with the same quarter of 2002. The principal factors to the decrease were revisions made to interest rates on interest-bearing deposits since the last quarter of 2002 and the impact of the current low interest rate environment.

The Corporation’s net interest margin, on a taxable equivalent basis, for the third quarter of 2003 increased by four basis points, reaching 4.30%, while the net interest spread, which is the difference between the yield on earning assets and the cost of interest-bearing liabilities, increased by 14 basis points, rising to 3.95%, as compared with the same period of 2002.

As shown in Table C, for the nine-month period ended September 30, 2003, net interest income, on a taxable equivalent basis, rose $104.3 million, or 11%, compared with the same period of 2002. The improvement resulted from a $86.9 million increase due to a higher average volume of earning assets and a $17.4 million increase due to a higher net interest yield.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields/Costs				Interest			Attributable to
2003	2002	Variance	2003	2002	Variance		2003	2002	Variance	Rate	Volume

($ in millions)							(In thousands)
$859	$877	($18)	3.10%	3.49%	(0.39%)	Money market investments	$19,936	$22,871	($2,935)	($2,664)	($271)
10,676	9,918	758	5.07	5.39	(0.32)	Investment securities	406,005	400,747	5,258	(35,689)	40,947
632	325	307	5.95	4.40	1.55	Trading	28,116	10,708	17,408	4,724	12,684

12,167	11,120	1,047	4.98	5.21	(0.23)		454,057	434,326	19,731	(33,629)	53,360

						Loans:
8,141	7,673	468	6.10	6.74	(0.64)	Commercial	371,454	386,802	(15,348)	(38,034)	22,686
943	873	70	10.14	11.21	(1.07)	Leasing	71,712	73,370	(1,658)	(7,347)	5,689
8,018	6,853	1,165	7.34	7.78	(0.44)	Mortgage	441,594	400,093	41,501	(23,650)	65,151
3,162	3,118	44	11.63	12.41	(0.78)	Consumer	275,472	289,854	(14,382)	(14,086)	(296)

20,264	18,517	1,747	7.64	8.29	(0.65)		1,160,232	1,150,119	10,113	(83,117)	93,230

$32,431	$29,637	$2,794	6.64%	7.14%	(0.50%)	Total earning assets	$1,614,289	$1,584,445	$29,844	($116,746)	$146,590

						Interest bearing deposits:
$2,539	$2,521	$18	1.42%	2.24%	(0.82%)	NOW and money market	$26,946	$42,304	($15,358)	($15,621)	$263
5,170	4,685	485	1.39	2.36	(0.97)	Savings	53,569	82,563	(28,994)	(36,376)	7,382
6,562	6,445	117	3.72	4.24	(0.52)	Time deposits	182,448	204,482	(22,034)	(28,307)	6,273

14,271	13,651	620	2.46	3.23	(0.77)		262,963	329,349	(66,386)	(80,304)	13,918

8,451	7,428	1,023	1.82	2.45	(0.63)	Short-term borrowings	114,794	135,902	(21,108)	(40,336)	19,228
5,096	4,340	756	4.74	5.16	(0.42)	Medium and long-term debt	180,658	167,629	13,029	(13,489)	26,518

27,818	25,419	2,399	2.68	3.33	(0.65)	Total interest bearing liabilities	558,415	632,880	(74,465)	(134,129)	59,664
3,454	3,209	245				Demand deposits
1,159	1,009	150				Other sources of funds

$32,431	$29,637	$2,794	2.30%	2.85%	(0.55%)

			4.34%	4.29%	0.05%	Net interest margin and	1,055,874
						Net interest income on a taxable equivalent basis	1,055,874	951,565	104,309	$17,383	$86,926

			3.96%	3.81%	0.15%	Net interest spread

						Taxable equivalent adjustment	89,949	74,517	15,432

						Net interest income	$965,925	$877,048	$88,877

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets for the nine-month period ended September 30, 2003 increased by $2.8 billion, or 9%, compared with the same period of 2002. Average interest-bearing liabilities increased by $2.4 billion, or 9%, compared with the nine-month period ended September 30, 2002. Also, non-interest bearing sources of funds, including demand deposits and other funds, rose $395 million.

The net interest margin, on a taxable equivalent basis, for the nine-month period ended September 30, 2003 reached 4.34%, an improvement of five basis points when compared with 4.29% reported during the same period in 2002. The net interest spread increased by 15 basis points, rising to 3.96%. The improvement in margin and spread was mostly associated with similar factors as explained above for the quarterly results.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to cover probable losses inherent in the loan portfolio after taking into account loan impairment and net charge-offs for the current period. The provision for loan losses amounted to $48.7 million for the third quarter of 2003, a decrease of $2.3 million, compared with $51.0 million in the third quarter of 2002. Net charge-offs for the quarter ended September 30, 2003 were $49.5 million, or 0.94% of average loans, compared with $44.4 million, or 0.93% of average loans for the third quarter of 2002. The provision for loan losses represented 98% of net charge-offs for the quarter ended September 30, 2003, compared with 115% for the same quarter in the previous year. For the nine-month period ended September 30, 2003, the provision for loan losses totaled $146.2 million, a decrease of $9.3 million, or 6%, compared with $155.5 million for the same period in 2002. The provision for loan losses represented 116% of net charge-offs for the nine months ended September 30, 2003, compared with 111% for the same period in the previous year.

The allowance for loan losses totaled $399 million at September 30, 2003, or 1.84% of loans, compared with $354 million, or 1.84% of loans, at the same date in 2002. At December 31, 2002, the allowance for loan losses totaled $373 million or 1.90% of loans. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for inherent losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses. For more information regarding the allowance for loan losses and asset quality information for the period ended September 30, 2003 refer to the Credit Quality section of this report.

The methodology used to establish the allowance for loan losses is based on SFAS No. 114 (as amended by SFAS No. 118) and SFAS No. 5. Under SFAS No. 114, commercial loans over a predefined amount are identified for impairment evaluation on an individual basis. The Corporation has defined impaired loans as loans with interest and/or principal past due 90 days or more and other specific loans for which, based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. Loan impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective rate, on the observable market price of the loan, or on the fair value of the collateral if the loan is collateral dependent. An impaired loan for which the discounted cash flows, collateral value or market price is less than its carrying value requires an allowance. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Meanwhile, SFAS No. 5 provides for the recognition of a loss allowance for groups of homogeneous loans. Under SFAS No. 5, the allowance for loan losses calculation for the Corporation is based on historical net charge-off experience by loan type and legal entity. For more information on the Corporation’s allowance for loan losses methodology refer to the Credit Risk and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2002 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at September 30, 2003, December 31, 2002 and September 30, 2002.

	September 30, 2003		December 31, 2002		September 30, 2002
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$109.1	$46.4	$87.9	$34.9	$87.4	$30.7
No valuation allowance required	57.3	—	54.1	—	50.8	—

Total impaired loans	$166.4	$46.4	$142.0	$34.9	$138.2	$30.7

Average impaired loans during the third quarter of 2003 and 2002 were $170 million and $139 million, respectively. The Corporation recognized interest income on impaired loans of $1.0 million and $0.8 million for the quarters ended September 30, 2003 and 2002, respectively.

Table D summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine months ended September 30, 2003 and 2002.

TABLE D
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter ended September 30,			Nine Months ended September 30,
(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Balance at beginning of period	$397,503	$347,230	$50,273	$372,797	$336,632	$36,165
Allowance acquired	1,897	429	1,468	5,587	1,956	3,631
Provision for loan losses	48,668	50,992	(2,324)	146,202	155,521	(9,319)

	448,068	398,651	49,417	524,586	494,109	30,477

Losses charged to the allowance:
Commercial	24,472	23,586	886	57,079	68,772	(11,693)
Construction	—	511	(511)	135	3,833	(3,698)
Lease financing	5,072	5,973	(901)	17,717	25,989	(8,272)
Mortgage	10,139	3,526	6,613	22,522	9,731	12,791
Consumer	24,640	26,415	(1,775)	72,016	78,479	(6,463)

	64,323	60,011	4,312	169,469	186,804	(17,335)

Recoveries:
Commercial	5,425	4,863	562	14,553	13,073	1,480
Construction	—	827	(827)	27	1,069	(1,042)
Lease financing	2,693	3,721	(1,028)	8,544	14,077	(5,533)
Mortgage	146	108	38	294	542	(248)
Consumer	6,569	6,123	446	20,043	18,216	1,827

	14,833	15,642	(809)	43,461	46,977	(3,516)

Net loans charged-off (recovered):
Commercial	19,047	18,723	324	42,526	55,699	(13,173)
Construction	—	(316)	316	108	2,764	(2,656)
Lease financing	2,379	2,252	127	9,173	11,912	(2,739)
Mortgage	9,993	3,418	6,575	22,228	9,189	13,039
Consumer	18,071	20,292	(2,221)	51,973	60,263	(8,290)

	49,490	44,369	5,121	126,008	139,827	(13,819)

Balance at end of period	$398,578	$354,282	$44,296	$398,578	$354,282	$44,296

Ratios:
Allowance for losses to loans	1.84%	1.84%		1.84%	1.84%
Allowance to non-performing assets	63.44	67.24		63.44	67.24
Allowance to non-performing loans	69.43	71.84		69.43	71.84
Non-performing assets to loans	2.89	2.74		2.89	2.74
Non-performing assets to total assets	1.76	1.60		1.76	1.60
Net charge-offs to average loans	0.94	0.93		0.83	1.01
Provision to net charge-offs	0.98x	1.15x		1.16x	1.11x
Net charge-offs earnings coverage *	4.32	3.62		4.86	3.67

*  (Income before income tax and minority interest plus provision for loan losses) divided by net charge-offs.

Also, Table E presents annualized net charge-offs to average loans by loan category for the quarters and nine months ended September 30, 2003 and 2002.

TABLE E
Annualized Net Charge-offs to Average Loans

	Quarter ended		Nine-months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September	30, 2002

Commercial and construction	0.92%	0.95%	0.70%	1.02%
Lease financing	0.92%	1.01%	1.30%	1.82%
Mortgage	0.47%	0.19%	0.37%	0.18%
Consumer	2.26%	2.58%	2.19%	2.58%

	0.94%	0.93%	0.83%	1.01%

The increase in mortgage loans net charge-offs for the quarter and nine-month period ended September 30, 2003, compared with the same periods in the previous year was mostly the result of portfolio growth coupled with increased delinquency due to current economic conditions. Also, the increase was associated with approximately $3.8 million in charge-offs recorded on the disposition of approximately $32 million in non-performing and other historically delinquent mortgage loans during the third quarter of 2003. Equity One, the Corporation’s mortgage and consumer lending subsidiary in the United States, which caters to non-prime mortgage borrowers, experienced an increase of $11 million in mortgage net charge-offs for the nine-months ended September 30, 2003, as compared with the same period in 2002. The mortgage loans net charge-offs to average loans ratio at this subsidiary was 0.49% for the nine-months ended September 30, 2003, compared with 0.27% for the same period in the previous year. The increase at Equity One is partially related to $3.1 million in net charge-offs realized at this subsidiary on the sale of non-performing mortgage loans during this quarter. Also, the increase is associated with a general economic slowdown. As a result, the job market has continued sluggish and bankruptcy levels have remained at high levels, thus adversely affecting the market segment that this subsidiary caters to. Notwithstanding the above, measures have been taken to improve collections and recovery processes with enhanced initiatives and strategies to expedite foreclosures and the subsequent sale of such properties.

For the quarter ended September 30, 2003, commercial and construction net charge-offs increased moderately a 3% compared with the same period of 2002, while for the nine months ended September 30, 2003, commercial and construction net charge-offs declined 27%, compared with the same period in the previous year.

Lease financing net charge-offs as a percentage of the average lease financing portfolio declined partly as a result of a better portfolio credit quality mix, coupled with enhanced collection strategies and initiatives.

Consumer loans net charge-offs declined by 11% and 14%, for the quarter and nine-month period ended September 30, 2003, as compared with each respective period in the previous year. This decline in consumer loans net charge-offs was partly due to the Corporation’s tightening of its credit criteria for consumer borrowings prompted by the current economic environment, coupled with enhanced collection/recovery strategies and initiatives. Also, this decline is partly due to the fact that most of the Corporation’s growth in the consumer portfolio has been in auto loans, a secured portfolio.

CREDIT QUALITY

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

TABLE F
Non-Performing Assets

			Change		Change
			September 30,		September 30,
			2003 vs.		2003 vs.
(Dollars in thousands)	September 30, 2003	December 31, 2002	December 31, 2002	September 30, 2002	September 30, 2002

Commercial, construction, industrial and agricultural	$213,386	$170,039	$43,347	$191,366	$22,020
Lease financing	6,908	10,648	(3,740)	10,987	(4,079)
Mortgage	318,317	279,150	39,167	251,235	67,082
Consumer	35,489	40,019	(4,530)	39,591	(4,102)
Other real estate	54,201	39,399	14,802	33,713	20,488

Total	$628,301	$539,255	$89,046	$526,892	$101,409

Accruing loans past-due 90 days or more	$26,692	$26,178	$514	$23,728	$2,964

Non-performing assets to loans	2.89%	2.75%		2.74%
Non-performing assets to assets	1.76	1.60		1.60

The increase in non-performing assets since September 30, 2002 was primarily associated with mortgage loans, which rose by $67 million, or 27%. Non-performing mortgage loans represented 51% of total non-performing assets and 3.48% of total mortgage loans as of September 30, 2003, compared with 48% of total non-performing assets and 3.39% of total mortgage loans at September 30, 2002. As of December 31, 2002, non-performing mortgage loans were $279 million or 52% of total non-performing assets and 3.74% of total mortgage loans. The increase in non-performing mortgage loans was primarily driven by portfolio growth, coupled with increased delinquency due to current economic conditions. This growth in mortgage non-performing loans was mostly reflected in the Corporation’s consumer and mortgage-banking subsidiary in the United States, Equity One. Of the total mortgage non-performing loans at September 30, 2003, 69% or $220 million pertained to Equity One, compared with 64% or $161 million at September 30, 2002, and 66% or $186 million at December 31, 2002. Non-performing mortgage loans decreased by $5 million since June 30, 2003, resulting in part from the previously mentioned sale of mortgage loans in non-performing status and other loans with a history of delinquency in the third quarter of 2003. The sale of non-performing mortgage loans in particular, approximated $24 million. At June 30, 2003, non-performing mortgage loans were $323 million or 52% of total non-performing assets and 3.87% of total mortgage loans.

Non-performing commercial and construction loans represented 2.57% of that loan portfolio as of September 30, 2003, compared with 2.44% at September 30, 2002 and 2.09% at December 31, 2002. The increase in non-performing commercial and construction loans since the end of 2002 reflects the impact of the current economic conditions. The Corporation continues identifying and monitoring potential problem loans to reduce eventual charge-offs. Since June 30, 2003, commercial and construction non-performing loans increased by $12 million, mostly associated with one large commercial relationship.

Non-performing consumer loans were 1.10% of consumer loans at September 30, 2003, compared with 1.27% at September 30, 2002 and 1.29% at December 31, 2002. The decline was principally the result of a better credit quality mix, coupled with collection strategies and initiatives. Also, there has been a partial shift in loan originations from personal loans to mortgage loans.

Non-performing financing leases represented 0.67% of the lease financing portfolio at September 30, 2003, compared with 1.24% at September 30, 2002, and 1.20% at December 31, 2002. The decline in non-performing leases was primarily attributed to the strong quality of these portfolios, coupled with enhanced collection strategies and initiatives.

Other real estate assets reached $54 million at September 30, 2003, or 9% of non-performing assets, compared with $34 million, or 6%, respectively, at September 30, 2002, and $39 million, or 7%, respectively, at December 31, 2002. This increase was associated with higher foreclosures in the mortgage business together with strengthened and more dynamic foreclosure procedures.

The allowance for loan losses as a percentage of non-performing loans was 69.43% as of September 30, 2003, compared with 71.84% at September 30, 2002 and 74.58% at December 31, 2002. The lower allowance to non-performing loans ratio reflects the changing composition of the non-performing loans and the changing loan portfolio mix toward loans with lower inherent loss characteristics.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, the Corporation’s non-performing assets as of September 30, 2003 would have been $551 million or 2.54% of loans, and the allowance for loan losses would have been 80.17% of non-performing loans. At September 30, 2002 and December 31, 2002, adjusted non-performing assets would have been $455 million or 2.36% of loans and $478 million or 2.44% of loans, respectively. The allowance to non-performing loans would have been 84.13% and 85.01% at September 30, 2002 and December 31, 2002, respectively.

In addition to the non-performing loans discussed earlier, at September 30, 2003, there was $38 million of loans which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2002 and September 30, 2002, these potential problem loans approximated $36 million and $25 million, respectively.

NON-INTEREST INCOME

For the quarter ended September 30, 2003, non-interest income amounted to $171.8 million, compared with $117.5 million in the same period of 2002, an increase of $54.3 million, or 46%.

Service charges on deposit accounts reached $41.2 million for the quarter ended September 30, 2003, an increase of $1.7 million, or 4%, compared with the same quarter of 2002. This rise was mostly derived from commercial account analysis fees and charges related to authorized paid checks on accounts with nonsufficient funds.

For the quarter ended September 30, 2003, other service fees rose $5.2 million, or 8%, compared with the same quarter of 2002. Refer to Table G for a breakdown of other service fees by major categories. When comparing the results for the third quarter of 2003 with the same period in the previous year, insurance agency commissions rose by 19%, mainly due to higher volume driven by business expansion and strategic initiatives directed to capitalize on the Corporation’s broad delivery channels and client base. Also, mortgage servicing fees, net of amortization, increased by 38%, mainly due to an unfavorable adjustment in the fair value of mortgage servicing rights by approximately $1 million recorded in the third quarter of 2002. Another category contributing to the rise in other service fees was debit card fees, which rose by 7%, resulting mainly from higher transactional volume. Furthermore, check cashing fees rose 15%, mostly related to Popular Cash Express (PCE), the Corporation’s retail financial services subsidiary in the United States, while fees derived from the sale and administration of investment products rose by 13%, associated with the administration of mutual funds and commissions on the sale of stocks and bonds.

TABLE G
Other Service Fees

	Quarter ended September 30,			Nine-months ended September 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Other service fees:
Credit card fees and discounts	$15,289	$15,064	$225	$45,507	$44,156	$1,351
Debit card fees	11,445	10,664	781	34,343	31,158	3,185
Processing fees	9,173	9,046	127	28,758	27,713	1,045
Insurance fees	8,282	6,957	1,325	22,059	17,497	4,562
Other fees	8,057	7,627	430	23,426	23,847	(421)
Check cashing fees	5,778	5,026	752	18,811	15,978	2,833
Sale and administration of investment products	5,704	5,049	655	15,945	15,299	646
Mortgage servicing fees, net of amortization	3,349	2,421	928	9,789	8,809	980
Trust fees	2,077	2,087	(10)	5,958	7,209	(1,251)

Total other service fees	$69,154	$63,941	$5,213	$204,596	$191,666	$12,930

Gain on sale of securities for the quarter ended September 30, 2003 amounted to $39.1 million, compared with $1.3 million for the same period in 2002. These gains arose mainly from the sale of marketable equity securities held by the Corporation. The results of operations for the quarter ended September 30, 2002 included pre-tax derivative losses of $21.7 million related to the interest rate swaps that were canceled in the second quarter of 2003, with a total notional amount of $500 million. These favorable variances were partially offset by trading losses of $4.6 million for the quarter ended September 30, 2003, compared with trading gains of $1.2 million in the same quarter in the previous year. These trading account losses were mostly related to mortgage-backed securities, whose market value was negatively impacted by the increase in the long-term interest rate scenario experienced in this quarter.

Another variance included in non-interest income for the quarter ended September 30, 2003 was lower gains on the sales of loans, including loans held-for-sale, which decreased by $1.5 million, or 10%, compared with the same quarter in 2002. Also, other operating income declined by $5.1 million, or 28%, partly associated with lower management fees and dividends derived from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc., partially offset by an increase in placement and underwriting fees derived by the Corporation’s broker / dealer subsidiary, among other factors.

For the nine-month period ended September 30, 2003, non-interest income amounted to $476.2 million, compared with $382.9 million, an increase of $93.3 million, or 24%. Service charges on deposit accounts contributed with $2.7 million of this increase, mainly due to higher commercial account analysis fees, partially offset by lower charges derived from consumer accounts due in part to higher deposit balances and campaigns to attract depositors.

Other service fees rose by $12.9 million, or 7%, reaching $204.6 million for the nine-month period ended September 30, 2003, as compared with the same period of 2002. The factors described above for the quarterly results also explain the major variances for the nine-month periods, which comparative results are presented in Table G. In addition, credit card fees and discounts contributed to the positive variance, mostly as a result of higher transactional volume. Also, there were higher processing fees due to increased transactional volume and new service contracts. These favorable variances were partially offset by lower trust fees, mostly due to the sale of the Corporation’s trust operations in the United States during 2002. These trust operations contributed with approximately $1.0 million for the nine-month period ended September 30, 2002.

Gain on sale of securities amounted to $70.4 million for the first nine months of 2003, compared with losses of $2.7 million for the same period in 2002. The gains in 2003 resulted mostly from the sale of marketable equity securities held by the Corporation. Derivative losses amounted to $7.8 million for the nine-month period ended September 30, 2003, compared with losses of $22.1 million for the same period a year earlier. These favorable variances were partially offset by trading losses of $9.8 million for the nine-month period ended September 30, 2003, compared with a $0.1 million loss during the same period in the previous year. As previously mentioned, these trading losses during 2003 were partly related to mortgage-backed securities.

Gain on sale of loans totaled $48.3 million for the nine-month period ended September 30, 2003, an increase of $3.8 million, or 9%, compared with the same period in 2002, while other operating income decreased by $3.9 million, or 7%, when comparing the same periods. The results for 2002 included the gains on the sale of the U.S. trust operations and some branches of Popular Finance, which totaled $3.7 million.

OPERATING EXPENSES

Operating expenses totaled $287.3 million for the quarter ended September 30, 2003, an increase of $33.4 million, or 13%, compared with $253.9 million reported in the same period of 2002. Refer to the unaudited consolidated statements of income for a breakdown of operating expenses by major categories.

Personnel costs, the largest category of operating expenses, totaled $132.2 million in the third quarter of 2003, an increase of $8.7 million, or 7%, compared with the same period in the previous year. This rise was driven mostly by higher pension and post retirement benefit costs, incentive compensation and other bonuses, salaries and health insurance costs. The increase in salaries is partly due to higher headcount. As of the end of the third quarter of 2003, full time equivalent employees (FTE’s) totaled 11,393, compared with 11,199 as of the end of the same period in 2002. At December 31, 2002, the Corporation lowered the assumed discount rate for 2003 from 6.75% to 6.50%, and the expected rate of return on its pension plan assets from 8.50% to 8.00%. It also increased the rate of salary compensation assumption in calculating the cost for the pension plan. All these changes resulted in an increase of $2.3 million in the pension plan expense for the quarter ended September 30, 2003, compared with the same period in the previous year.

Operating expenses, excluding personnel costs, totaled $155.0 million for the quarter ended September 30, 2003, an increase of $24.7 million, or 19%, compared with the same period in 2002. This rise was mainly reflected in the categories of business promotion, equipment, net occupancy, communications and other operating expenses. Business promotion increased partly due to higher public relations and advertising expenses, mainly related with the sponsorship of various sporting events and a new advertising campaign for the mortgage lending business in Puerto Rico. The rise in equipment expenses was mainly due to higher amortization of software packages to support the internal technology infrastructure of the Corporation, and higher maintenance and repairs charges for data processing and other equipment. Net occupancy expenses increased mainly as a result of the Corporation’s continuous business expansion and new headquarter offices in the U.S., while the rise in communication expenses was mainly associated with the electronic and data network which supports business applications, support for the debit card business and higher postage expenses. The other operating expenses category rose in part due to a $12.1 million charge recorded in the third quarter of 2003 on the early cancellation of certain long-term borrowings as part of the Corporation’s asset / liability management strategies. Also, the rise was associated with higher miscellaneous losses, including the settlement of legal cases, other real estate expenses and credit card and ATM interchange expenses, among the most significant categories. The unfavorable variances in the above operating expense categories were partially offset by lower professional fees principally due to lower legal expenses.

For the nine-month period ended September 30, 2003, operating expenses amounted to $830.2 million, an increase of $83.5 million, or 11%, compared with the same period in 2002. Personnel costs rose $27.9 million, or 8%, mostly associated with the same categories previously described for the quarterly results. As previously stated, at December 31, 2002, the Corporation adopted some changes in the computation of the cost for the pension plan which resulted in an increase of $6.8 million in this expense for the nine-month period ended September 30, 2003, compared with the same period in the previous year. Also, during 2002 the Corporation began to expense its stock options. This item contributed with approximately $0.8 million of the increase in personnel costs for the nine months ended September 30, 2003, compared with the same period in 2002. Operating expenses, excluding personnel costs, for the nine months ended September 30, 2003 increased $55.6 million, or 15%, compared with the same period in the previous year. Besides the reasons previously explained for the quarterly variances in operating expenses, the results for the nine months ended September 30, 2003 were impacted by higher costs associated with the PREMIA customer rewards program and higher sundry losses. The latter increased by $17.0 million when compared with the same nine-month period in 2002, mostly related to the losses that resulted from unauthorized credit card transactions conducted on credit cards issued by BPPR, as explained in the Form 10-Q filed for the quarter ended June 30, 2003. Also, the results for 2003 included the $12.1 million charge on the early cancellation of certain long-term borrowings. These unfavorable variances were partially offset by lower amortization of intangible assets since certain intangibles became fully amortized during 2002.

INCOME TAX

Income tax expense for the quarter ended September 30, 2003 increased to $33.8 million, from $23.7 million in the same quarter in the previous year, representing an increase of $10.1 million, or 43%. The increase was primarily due to higher pretax earnings for the current period, partially offset by a higher benefit on tax exempt investments. The effective tax rate for these quarters were 20.50 % and 21.65 % respectively. The third quarter of 2003 was also impacted by an increase in gains on the sale of securities which are subject to a preferential tax rate on capital gains.

Income tax expense for the nine-month period ended September 30, 2003 amounted to $100.7 million, an increase of $14.2 million, or 16%, over the $86.5 million reported for the same period in 2002. The increase was primarily due to higher pretax earnings for the current period, partially offset by a decrease in the disallowance of expenses attributed to tax exempt investments, mainly due to lower cost of funds. The effective tax rate for the nine months ended September 30, 2003 was 21.62%, compared with 24.17 % in 2002, mostly as a result of higher amount of tax exempt revenues in Puerto Rico and by an increase in gains on the sale of securities subject to a lower tax rate.

BALANCE SHEET COMMENTS

The Corporation’s total assets at September 30, 2003 reached $35.8 billion, an increase of $2.1 billion, or 6%, compared with $33.7 billion at December 31, 2002. Total assets at September 30, 2002 amounted to $32.8 billion. Earning assets totaled $33.7 billion at September 30, 2003, compared with $31.9 billion at December 31, 2002 and $31.2 billion at September 30, 2002.

Investment and trading securities reached $11.2 billion at September 30, 2003, remaining at the same levels when compared with December 31, 2002. Investment and trading securities at September 30, 2002 totaled $10.8 billion. For a breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios refer to Notes 3 and 4 to the unaudited consolidated financial statements. At September 30, 2003, money market investments totaled $773 million, a decrease of $321 million, or 29%, from the $1.1 billion at December 31, 2002, mostly in federal funds sold at the banking subsidiaries and resale agreements. At September 30, 2002, money market investments amounted to $1.2 billion. The decrease from September 30, 2002 to the same date in 2003 was mostly in federal funds sold.

A breakdown of the Corporation’s loan portfolio is presented in Table H. At September 30, 2003, total loans amounted to $21.7 billion, an increase of $2.1 billion, or 11%, from December 31, 2002. This increase resulted from higher mortgage loans by $1.7 billion, or 23%, while commercial loans, including construction loans, rose by $183 million, or 2%. The lease financing portfolio also grew by $145 million, or 16%, mostly associated with the acquisition of certain lease portfolios of medical and communications equipment by the Corporation’s banking and lease financing subsidiaries in the United States during the second quarter of 2003. Moreover, the consumer loan portfolio increased by $115 million, or 4%, mainly due to strong sales efforts in the auto loan market. When compared with September 30, 2002, the loan portfolio grew by $2.4 billion, or 13% at September 30, 2003. The mortgage and commercial loan portfolios, including construction loans, accounted for the largest increases, rising $1.7 billion and $459 million, respectively, from September 30, 2002. The growth in mortgage loans was associated with strong sales efforts, the prevailing low interest rate environment and portfolio acquisitions, while the growth in the commercial loan portfolio resulted in part from higher working capital needs from borrowers in the current economic environment. The consumer and lease financing portfolios increased by $94 million and $147 million, respectively, from September 30, 2002, mostly associated with the same factors previously discussed.

TABLE H
Loans Ending Balances

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Commercial, industrial and agricultural	$8,029,875	$7,883,381	$7,602,916
Construction	281,976	245,926	249,485
Lease financing	1,031,551	886,731	884,707
Mortgage*	9,149,373	7,466,531	7,405,007
Consumer	3,214,980	3,099,550	3,121,393

Total	$21,707,755	$19,582,119	$19,263,508

*  Includes loans held-for-sale

Premises and equipment totaled $477 million at September 30, 2003, compared with $461 million at December 31, 2002 and $446 million at September 30, 2002. The increase of $31 million since September 30, 2002 was mostly associated with office remodeling, as well as premises under construction for business expansion or relocations.

Other assets amounted to $773 million at September 30, 2003, compared with $578 million at December 31, 2002, an increase of $195 million or 34%. Beginning in 2003, the Corporation has $76 million in bank owned life insurance, which is included in other assets in the statement of condition. The increase in other assets since the end of 2002 was also associated with advances on securitizations and deferred tax assets. The rise since September 30, 2002 of $227 million, or 42%, was also associated with the factors described above.

At September 30, 2003, total deposits amounted to $17.7 billion, an increase of $41 million compared with December 31, 2002. Demand deposits rose by $189 million, while time deposits, excluding brokered certificates of deposits, increased by $47 million. On the other hand, savings deposits and brokered certificates of deposits decreased by $28 million and $167 million, respectively. When compared with September 30, 2002, total deposits rose $598 million, or 4%. Savings and demand deposits accounted for the largest increases, rising $338 million and $282 million, respectively. Time deposits, excluding brokered certificates of deposits, increased by $120 million. Brokered certificates of deposits declined by $142 million.

Other liabilities were $596 million at September 30, 2003, a decrease of $81 million, or 12%, compared with December 31, 2002. This decrease in other liabilities was mainly related to payables to broker/dealers and counterparties related to transactions accounted at trade date, lower accrued interest expense, the forfeiture payable under the Deferred Prosecution Agreement which was outstanding at the end of 2002 and lower derivative liabilities as a result of the cancellation of the interest rate swaps in 2003, among others. Other liabilities totaled $632 million at September 30, 2002. The decrease from that date was partly associated with lower derivative liabilities as explained above.

Borrowed funds, including subordinated notes and capital securities, increased by $1.8 billion, or 14%, since December 31, 2002, reaching $14.8 billion at September 30, 2003. Borrowed funds at September 30, 2002 were $12.8 billion. The increase in borrowed funds was used primarily to fund the Corporation’s loan and investment portfolio growth. During the nine-month period ended September 30, 2003, the Corporation sold $500 million in five-year fixed-rate medium-term notes and issued $31 million in corporate debt with its yield linked to the Standard & Poor’s 500 index. Also, during 2003 the Corporation has securitized approximately $1.7 billion in asset-backed securities, supported by mortgage loans. These transactions have been accounted as secured borrowings since they do not qualify as sales under SFAS No. 140.

The Corporation’s stockholders’ equity at September 30, 2003 was $2.8 billion, compared with $2.4 billion at December 31, 2002 and $2.3 billion at September 30, 2002. The increase of $340 million since the end of 2002 reflects the issuance of the Corporation’s preferred stock during 2003 and earnings retention. The rise was partially offset by lower unrealized gains in the securities available-for-sale portfolio and an unfavorable foreign currency translation adjustment. The increase in stockholders’ equity of $432 million from September 30, 2002 is also related to these factors. Refer to the consolidated statement of condition and the consolidated statement of comprehensive income for detailed information on these particular items.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of September 30, 2003 and 2002, and December 31, 2002 are presented on Table I. Also, at September 30, 2003, December 31, 2002 and September 30, 2002, BPPR, BPNA and BP, N.A. were all well-capitalized.

The Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively. Table A presents limited data on the Corporation’s common stock for the quarters and nine-month periods ended September 30, 2002 and 2003. The Corporation’s market capitalization at September 30, 2003 was $5.3 billion, compared with $4.2 billion at September 30, 2002 and $4.5 billion at December 31, 2002.

TABLE I
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Risk-based capital
Tier I capital	$2,460,858	$2,054,027	$2,002,456
Supplementary (Tier II) capital	356,980	346,531	357,194

Total capital	$2,817,838	$2,400,558	$2,359,650

Risk-weighted assets
Balance sheet items	$20,703,540	$19,487,339	$19,101,890
Off-balance sheet items	1,385,184	1,355,430	1,068,319

Total risk-weighted assets	$22,088,724	$20,842,769	$20,170,209

Average assets	$35,044,842	$33,196,101	$31,505,842

Ratios:
Tier I capital (minimum required – 4.00%)	11.14%	9.85%	9.93%
Total capital (minimum required – 8.00%)	12.76%	11.52%	11.70%
Leverage ratio*	7.02%	6.19%	6.36%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of business, the Corporation has conducted asset securitizations involving the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turned has transferred the assets, including their titles, to different trusts, thus isolating those loans from the Corporation’s assets. The transactions qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, as such trusts are not consolidated in the Corporation’s financial statements. As of September 30, 2003, these trusts held approximately $177 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $176 million at the end of the third quarter of 2003. In these securitizations, the Corporation retained servicing responsibilities and certain subordinated interest in the form of interest-only securities. The investors and the securitization trusts have no recourse to the Corporation’s assets. The servicing rights and the interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of amortized cost or market, and fair value, respectively.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk refers to the impact of changes in interest rates on the Corporation’s net interest income, market value of equity and trading operations. It also arises from fluctuations in the value of some foreign currencies against the U.S. dollar. Despite the varied nature of market risks, the primary source of this risk at the Corporation is the impact of changes in interest rates on net interest income. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and derivatives instruments, changes in interest rates could either increase or decrease the level of net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk (IRR) and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

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

Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what actually may occur in the future.

Based on the results of the sensitivity analysis as of September 30, 2003, the change in net interest income, on a hypothetical rising rate scenario, for the next twelve months is an estimated increase of $0.3 million and the change for the same period, utilizing a hypothetical declining rate scenario, is an estimated increase of $8.6 million. Both hypothetical rate scenarios consider a gradual change of 100 basis points up and down during the twelve-month period from the prevailing rates at September 30, 2003. It should be mentioned that some short-term rates are below 1% at September 30, 2003. In the scenario of interest rates decreasing 100 basis points, rates were not permitted to fall below 0.1%. These estimated changes are within the policy guidelines established by the Board of Directors.

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

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At September 30, 2003 the Corporation had $23 million in foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $2 million at December 31, 2002. The increase was mostly associated with a devaluation of the Dominican peso. However, management does not expect future exchange rate volatility between the U.S. dollar and the particular foreign currency to affect significantly the Corporation’s consolidated financial condition or results of operations.

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

Deposits are one of the Corporation’s primary sources of funding, and represent 49% of total assets. The extensive branch network of the Corporation in the Puerto Rico market and its expanding network in major U.S. markets have enabled it to maintain a significant and stable base of deposits. The Corporation’s core deposits, which consist of demand, savings, money market and time deposits under $100 thousand, constituted 82% of total deposits at September 30, 2003.

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

Liquidity is provided also by the scheduled maturities of the Corporation’s investment and loan portfolios, and from cash generated from operations, such as fees collected for services.

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

Also, the Corporation obtains liquidity in the capital markets through the sale of its debt and equity securities. The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, medium-term notes or other debt securities with a relatively short lead-time. At September 30, 2003, the Corporation had available approximately $1.2 billion under this shelf registration.

During the nine-month period ended September 30, 2003 the Corporation issued preferred stock under this shelf registration, which net proceeds, after the underwriting discounts and expenses, amounted to $183 million. These proceeds were used to fund operations.

Refer to the Balance Sheet comments section of this Form 10-Q for further information on major debt issuances and securitization transactions performed by the Corporation during the quarter ended September 30, 2003.

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

Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s access to the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. Management does not anticipate changes in the credit ratings of the Corporation.

The Corporation and BPPR’s debt ratings as of September 30, 2003 were as follows:

	Popular, Inc.		BPPR
	Short-term debt	Long-term debt	Short-term debt	Long-term debt

Fitch	F-1	A	F-1	A+
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of borrowings and deposits subject to rating triggers was $230 million at September 30, 2003.

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

The Corporation’s non-banking subsidiaries may be subject to a higher degree of liquidity risk than the banking subsidiaries, due to the latters’ access to federally-insured deposits and the Federal Reserve Discount Window. A higher proportion of the funding of the non-banking subsidiaries is from institutional sources, as compared to the banking subsidiaries, and these are more sensitive to the perceived credit risk of the Corporation than providers of deposits. In the event of a downgrade in the credit ratings of the Corporation, the non-banking subsidiaries may experience an increase in their cost of funds and reduced availability of financing. Management does not anticipate such a scenario developing in the foreseeable future.

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

Management intends to finance the future operations of the Corporation with a combination of retail and commercial deposits, short and long-term borrowed funds, and the issuance of trust preferred securities. The sources and the maturities of the borrowings will be diversified to avoid undue reliance on any single source and maintain an orderly volume of borrowings maturing in the future.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Two reports on Form 8-K were filed for the quarter ended September 30, 2003:

Dated:	July 18, 2003

Items reported:	Item 7 – Financial Statements and Exhibits (News release dated July 15, 2003, announcing Popular, Inc.’s consolidated earnings for the quarter ended June 30, 2003)

Item 9 – Regulation FD Disclosure (Information furnished under this Item 9 is provided under “Item 12 – Results of Operations and Financial Condition” in accordance with SEC Release No. 33-8216)

Dated:	August 7, 2003

Items reported:	Item 7 – Financial Statements, Pro Forma Financial Information and Exhibits (Exhibit 99(a) — Quarterly Report to Shareholders for the quarter ended June 30, 2003)

Item 12 – Disclosure of Results of Operations and Financial Condition (Quarterly Report to Shareholders including the unaudited operational results for the quarter ended June 30, 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)

Date:	November 13, 2003	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Chief Financial Officer

Date:	November 13, 2003	By:	/s/ Amílcar L. Jordán

Amílcar L. Jordán, Esq.
Senior Vice President & Comptroller