Form 10-K
period 2003-12-31
POPULAR INC
filed 2004-03-15
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-13818

POPULAR, INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0416582

Principal Executive Offices:

209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (809) 765-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock ($6.00 par value)

Series A Participating Cumulative Preferred Stock Purchase Rights

6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A

6.70% Cumulative Monthly Income Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the Corporation was $5,111,135,000 based upon the reported closing price of $38.53 on the NASDAQ National Market System on that date.

As of March 1, 2004, there were 132,999,351 shares of the Corporation’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

     (2) Portions of the Corporation’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 14 of Part III.

Forward-Looking Statements

     Certain statements in this report are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. This report contains certain forward-looking statements with respect to the adequacy of the allowance for loan losses, the Corporation’s market risk and the effect of legal proceedings on the Corporation’s financial condition and results of operations. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management.

     Various factors could cause actual results to differ from those contemplated by such forward-looking statements. With respect to the adequacy of the allowance for loan losses and market risk, these factors include, among others:

•	the rate of growth in the economy,

•	the relative strength or weakness in the consumer and commercial credit sectors and in the real estate markets,

•	the performance of the stock and bond markets,

•	possible new bank regulations and

•	the magnitude of interest rate changes.

     Moreover, the outcome of litigation, as discussed in “Part I, Item 3. Legal Proceedings”, is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

     The Corporation’s actual results may differ materially from those included in the forward-looking statements. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and we assume no obligation to update or revise any such forward-looking statements.

PART I
POPULAR, INC.

ITEM 1. BUSINESS

GENERAL

     Popular, Inc. (the “Corporation”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution in Puerto Rico, with consolidated assets of $36.4 billion, total deposits of $18.1 billion and stockholders’ equity of $2.8 billion at December 31, 2003. Based on total assets at December 31, 2003, the Corporation was the 31th largest bank holding company in the United States.

     The Corporation’s principal subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”), was incorporated in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $22.2 billion, deposits of $13.3 billion and stockholder’s equity of $1.8 billion at December 31, 2003. The Bank accounted for 61% of the total consolidated assets of the Corporation at December 31, 2003. A consumer-oriented bank, Banco Popular has the largest retail franchise in Puerto Rico, operating 193 branches and over 550 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). Banco Popular has three subsidiaries, Popular Auto, Inc., Puerto Rico’s largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small-loan and second mortgage company with 36 offices and seven mortgage centers in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 32 offices in Puerto Rico.

     The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. (“PIB”) and GM Group, Inc. Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. PIB owns the outstanding stock of Popular North America, Inc. (“PNA”), ATH Costa Rica, CreST, S.A. and Popular Insurance V.I., Inc., an insurance agency. ATH Costa Rica and CreST, S.A. provide ATM switching and driving services in San José, Costa Rica. GM Group, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2003, GM Group, Inc. had total assets of $118 million. Effective November 30, 2003, the Corporation acquired the remaining 15% minority interest in Levitt Mortgage Corporation (“Levitt”). Through this acquisition Levitt is now a wholly owned subsidiary of the Corporation. Levitt is a mortgage loan company with operations in Puerto Rico and with assets of $52.7 million at December 31, 2003. In addition, during 2003 two other wholly owned subsidiaries of the Corporation were incorporated; Popular RE, Inc., a reinsurance company, and Popular Capital Trust 1, a statutory business trust.

     PIB is a wholly owned subsidiary of the Corporation organized in 1992 that operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries. At the beginning of 2004, PIB increased its participation in Consorcio de Tarjetas Dominicanas, S.A., (“Contado”), a transaction processing business in the Dominican Republic. Through this investment PIB owns 54% of Contado.

     PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation’s mainland

U.S. operations. As of December 31, 2003, PNA had five direct subsidiaries, all of which were wholly-owned: Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York, Equity One, Inc., a diversified consumer finance company, Popular Cash Express, Inc., a retail financial services company, BanPonce Trust I, a statutory business trust, and Banco Popular, National Association (“Banco Popular, N.A.”), a federally chartered national bank with its main office in Orlando, Florida, which as of December 31, 2003, operated one branch, with assets of $47 million and deposits of $19.3 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2003, its assets amounted to $32.9 million.

     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operated 32 branches, which accounted for aggregate assets of $2.6 billion and total deposits of $2.3 billion at December 31, 2003. BPNA also operated 19 branches in Illinois and 16 in California with total assets of $1.6 billion and $654 million, respectively, and deposits of $1.4 billion and $392.3 million, respectively. In addition, BPNA had 13 branches in New Jersey with total assets of $299.5 million and deposits of $601.8 million as of December 31, 2003 and ten branches in Florida with total assets of $363.2 million and deposits of $277.1 million. In Texas, BPNA operated seven branches with aggregate assets of $741.6 million and total deposits of $142.6 million at the same date. The deposits of BPNA are insured under the BIF by the FDIC.

     In addition, BPNA owned all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 11 offices in nine states and total assets of $252.4 million as of December 31, 2003. Popular FS, LLC, a wholly owned subsidiary of BPNA, began operations in 2003. Popular FS, LLC is engaged in the business of purchasing mortgage loans and its assets totaled $180.7 million at December 31, 2003. Popular Insurance Agency USA, Inc. is also a wholly owned subsidiary of BPNA. Popular Insurance Agency USA, Inc. acts as an agent or broker for issuing insurance and began operations in January 2002. Its assets totaled $1 million as of December 31, 2003.

     Equity One, Inc., a wholly owned subsidiary of PNA, is engaged in the business of granting personal and mortgage loans and providing dealer financing through 181 offices in 26 states. It had total assets of $6.7 billion as of December 31, 2003. Popular Cash Express, Inc., a wholly owned subsidiary of PNA, offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 129 offices in five states. Its assets totaled $77.7 million as of December 31, 2003. During the fourth quarter of 2003, Popular Cash Express, Inc. sold its mobile check cashing unit’s operation in California.

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

     The Corporation’s business is described on pages 1 through 29 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

REGULATION AND SUPERVISION

General

     The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm Leach Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. See “– Financial Services Modernization” below for information regarding changes to these rules.

     Banco Popular is considered a foreign bank for purposes of the International Banking Act of 1978 (the “IBA”). Under the IBA, Banco Popular is not permitted to operate a branch or agency that is located outside of its “home state”, except to the extent that a national bank with the same home state is permitted to do so as described under “-Interstate Banking Legislation” below. Puerto Rico is not considered a state for purposes of these geographic limitations. Banco Popular has designated the state of New York as its home state.

     Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of the Comptroller of the Currency (“OCC”). Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See “– Financial Services Modernization” below for information about changes made to these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Prompt Corrective Action

     The Federal Deposit Insurance Act (the “FDIA”) requires among other things, the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the leverage ratio.

     Rules adopted by the federal banking agencies provide that a depository institution will be deemed to be (1) well capitalized if it maintains a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level; (2) adequately capitalized, if it is not well capitalized, but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%; (3) undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized); (4) significantly undercapitalized if it has a leverage ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 3% or a total risk-based capital ratio of less than 6%; and (5) critically undercapitalized if it has tangible equity equal to 2% or less of total assets.

     At December 31, 2003, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.

     The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

     The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

     The FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     The capital-based prompt corrective action provisions of the FDIA apply to FDIC-insured depository institutions such as Banco Popular, BPNA and Banco Popular, N.A., but they are not directly applicable to holding companies such as the Corporation, PIB and PNA, which control such institutions. However, the federal banking agencies have indicated that, in regulating holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

Holding Company Structure

     Banco Popular, BPNA and Banco Popular, N.A. are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, BPNA and Banco Popular, N.A. to any of the Corporation, PIB, PNA, or any non-banking subsidiaries are limited in amount to 10% of the transferring institution’s capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. For these purposes an institution’s capital stock and surplus includes its total risk-based capital plus (1) the balance of its allowance for loan losses not included therein and (2) the amount of certain investments made by the institution in “financial subsidiaries” that is required to be deducted from the institution’s capital for regulatory capital purposes. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular, BPNA or Banco Popular, N.A., on the one hand, and the Corporation, PIB, PNA or any of the Corporation’s other non-banking subsidiaries, on the other hand, be carried out on an arm’s length basis.

     Under the Federal Reserve Board policy, a bank holding company such as the Corporation, PIB or PNA is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In addition, any capital loans by a bank holding company to any of its subsidiary depository institutions are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary depository institution. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. Banco Popular, BPNA and Banco Popular, N.A. are currently the only depository institution subsidiaries of the Corporation, PIB and PNA.

     Because the Corporation, PIB and PNA are holding companies, their right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of subsidiary depository institutions) except to the extent that the Corporation, PIB or PNA, as the case may be, may itself be a creditor with recognized claims against the subsidiary.

     Under the FDIA, a depository institution, the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default”. “Default” is defined generally as the appointment of a conservator or a receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Banco Popular, BPNA and Banco Popular, N.A. are currently FDIC-insured depository institution subsidiaries of the Corporation and are subject to this cross-guarantee liability. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinated to the subsidiary depository institution’s cross-guarantee liability with respect to commonly controlled FDIC-insured depository institutions.

Dividend Restrictions

     The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income), for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2003, Banco Popular could have declared a dividend of approximately $156 million without the approval of the Federal Reserve Board.

     The payment of dividends by Banco Popular, BPNA and Banco Popular, N.A. may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. In addition, all FDIC-insured depository institutions are subject to the capital-based limitations required by the FDIA. See “-Prompt Corrective Action” above.

     See “–Puerto Rico Regulation-General” below for a description of certain restrictions on Banco Popular’s ability to pay dividends under Puerto Rico law.

FDIC Insurance Assessments

     Banco Popular, BPNA and Banco Popular, N.A. are subject to FDIC deposit insurance assessments. Pursuant to the FDIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each FDIC-insured depository institution is also assigned to one of the following “supervisory subgroups”: “A”, “B” or “C”. Group “A” institutions are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

     Currently premiums related to deposits assessed by both the BIF and the Savings Association Insurance Fund (“SAIF”) are to be assessed at an annual rate of between 0 cents and 27 cents per $100.00 of deposits.

     The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.54 cents per $100 of deposits. As of December 31, 2003, the Corporation had a BIF deposit assessment base of approximately $17.6 billion.

     Because of favorable loss experience and a healthy reserve ratio in the BIF, well capitalized and well managed banks, including the Corporation’s bank subsidiaries, have in recent years paid no premiums for FDIC insurance.

     In the future, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.

Brokered Deposits

     FDIC regulations adopted under FDIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, BPNA or Banco Popular, N.A.

Capital Adequacy

     Information about the capital composition of the Corporation as of December 31, 2003 and for the four previous years is presented in Table H “Capital Adequacy Data” on page 18 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

     Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be comprised of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves (“Tier 2 Capital”).

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies and member banks. These guidelines provide for a minimum ratio of Tier 1 Capital to total assets, less goodwill and certain other intangible assets discussed below (the “leverage ratio”) of 3% for bank holding companies and member banks that have the highest regulatory rating or have implemented the Federal Reserve Board’s market risk capital measure. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital less all intangibles, to total assets less all intangibles.

     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 20 “Regulatory Capital Requirements” on page 61 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See "-Prompt Corrective Action”.

     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BSC”). The BSC is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001 the BSC released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include separate capital requirements for operational risk, which is defined under the proposed accord to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The BSC has stated that its objective is to finalize a new accord by mid-year 2004 and for implementation in each member country of the new framework at year end 2006.

     The ultimate timing for a new accord, and the specifics of a number of factors under the new accord, including the capital assessments for addressing operational risk, are still undergoing changes in response to industry, national and regulatory commentary. However, the Corporation expects that a new capital accord will eventually be adopted by the BSC and implemented by the federal banking agencies. At this time the Corporation cannot determine with certainty whether the capital requirements that may arise out of a new BSC capital accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.

     In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which addresses the consolidation rules to be applied to “variable interest entities” as defined in FIN 46. In December 2003 the FASB amended FIN 46 in FASB interpretation No. 46 (revised December 2003) (“FIN 46R”). FIN 46R, applies to certain variable interest entities by no later than March 15, 2004. Under FIN 46R issuer trusts may constitute variable interest entities.

     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2003, $444,000,000 in trust preferred securities were outstanding that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.

     In July 2003, the Federal Reserve Board indicated that trust preferred securities would continue to be treated as Tier 1 capital until notice is given to the contrary and that it would review the regulatory implications of any accounting treatment changes and would provide further guidance if necessary or warranted. The Federal Reserve Board staff has indicated that the Federal Reserve Board is continuing to assess the consequences of deconsolidation of trust preferred securities under FIN 46R on their Tier 1 capital treatment. At this time, the Corporation cannot predict whether the Federal Reserve Board’s continuing assessment will result in any changes in the capital treatment of its trust preferred securities.

Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state that has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may establish branches interstate, by merger or de novo, to the same extent as a domestic bank in the foreign bank’s home state, which, in the case of Banco Popular, is New York.

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

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company.” A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act.

     The election by the Corporation, PIB and PNA to become financial holding companies became effective April 30, 2002.

     The Gramm-Leach-Bliley Act also modified other laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation’s bank subsidiaries, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

USA PATRIOT Act

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

     The U.S. Treasury Department (“Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Corporation believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Corporation

Community Reinvestment Act

     The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should the Corporation or its bank subsidiaries fail to serve adequately the community, potential penalties may include regulatory denials of applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

     Various other legislation, including proposals to limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.

Puerto Rico Regulation

     General. As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. At the end of 2003 Banco Popular transferred $25.5 million to the reserve fund in order to comply with this requirement.

     Section 27 of the Banking Law also provides that when the expenditures of a bank are greater than its receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until capital has been restored to its original amount and the reserve fund to 20% of the original capital.

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

     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2003, the legal lending limit for the Bank under this provision was approximately $143 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

     IBC Act. Under the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not amend its articles of incorporation or issue additional shares of capital stock or other securities convertible into additional shares of capital stock unless such shares are issued directly to the shareholders of PIB previously identified in the application to organize the international banking entity, in which case notification to the Office of the Commissioner must be given within ten business days following the date of the issue. Pursuant to the IBC Act, without the prior approval of the Office of the Commissioner, PIB may not initiate the sale, encumbrance, assignment, merger or other transfer of shares if by such transaction a person or persons acting in concert could acquire direct or indirect control of 10% or more of any class of PIB’s stock. Such authorization must be requested at least 30 days prior to the transaction.

     PIB must submit to the Office of the Commissioner a report of its condition and results of operation on a quarterly basis and its annual audited financial statements at the close of its fiscal year. Under the IBC Act, PIB may not deal with “domestic persons” as such term is defined in the IBC Act. Also, it may only engage in those activities authorized in the IBC Act, the regulations adopted thereunder and its license.

     The IBC Act empowers the Office of the Commissioner to revoke or suspend, after a hearing, the license of an international banking entity (“IBE”) if, among other things, it fails to comply with the IBC Act, regulations issued by the Office of the Commissioner or the terms of its license or if the Office of the Commissioner finds that the business of the IBE is conducted in a manner not consistent with the public interest.

In January 2004, the Government of Puerto Rico approved a legislation that partially eliminates the tax exempt status of IBE that operates as a division or branch of a bank in Puerto Rico. In order to be subject to tax, the IBE’s net taxable income must exceed 40% in 2004, 30% in 2005, and 20% in 2006 and thereafter, of the net taxable income of the bank as a whole. Once these thresholds are exceeded, the IBE will be taxed at regular tax rates on its net taxable income that exceeds the applicable threshold. Currently, management of the Corporation does not expect any financial impact from this new legislation since the net taxable income of BPPR’s IBE has not exceeded and is not expected to exceed 20% of BPPR’s net taxable income.

Employees

     At December 31, 2003, the Corporation employed directly 11,474 persons. None of its employees are represented by a collective bargaining group.

Segment Disclosure

     Note 31 to the Financial Statements, “Segment Reporting” on pages 72 and 73 is herein incorporated by reference.

     The principal market for the Corporation is Puerto Rico, where the Corporation had $22.5 billion or 62% of its total assets as of December 31, 2003 and earned $1.3 billion or 68% of its total revenues for the year then ended. Total assets, loans and deposits of commercial banks and financial institutions in Puerto Rico as of December 31, 2003 were estimated at $78.8 billion, $41.0 billion and $42.7 billion, respectively. At that date the Corporation’s commercial banking operation in the island had an estimated market share of 25.9% and 29.0% in loans and deposits, respectively.

Availability on website

     We make available free of charge, through our investor relations section at our website, http://www.popularinc.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

     The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov).

ITEM 2. PROPERTIES

     As of December 31, 2003, Banco Popular owned and wholly or partially occupied approximately 97 branch premises and other facilities throughout Puerto Rico. It also owned 3 parking garage buildings and approximately 19 lots held for future development or for parking facilities also in Puerto Rico, and one building in the U.S. Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 124 locations in Puerto Rico and 7 locations in the U.S. Virgin Islands. At December 31, 2003, BPNA had 108 offices (principally bank branches) of which 48 were owned and 60 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

     Popular Center, the San Juan metropolitan area headquarters, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico, a twenty -story office building. Approximately 46% of the office space is leased to outside tenants. In addition, it has an adjacent parking garage with capacity for approximately 1,000 cars. A new office (five stories high) and parking garage (seven levels) is under construction in Ponce de León Avenue, Hato Rey, Puerto Rico.

     Cupey Center Complex, one building, three stories high, and three buildings, two stories high each, located in Cupey, Río Piedras, Puerto Rico. The computer center operations and other operational and support services are some of the main activities housed at these facilities. The facilities are fully occupied by Banco Popular’s personnel and also house a recreational center for employees. The Complex also includes a parking garage building with capacity for 1,000 cars.

     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the human resources division and the auditing department are the main occupants of this facility, which is fully occupied by Banco Popular personnel.

     Centro Europa Building – a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 26% of this building. The remaining space is rented to outside tenants. The building also includes a parking garage with capacity for approximately 600 cars.

     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 43% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented or available for rent to outside tenants.

     Mortgage Loan Center, a four-story building located at 167 Ponce de León Avenue, Hato Rey, Puerto Rico, fully occupied by Popular Mortgage, Inc.

     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is occupied by Banco Popular’s mortgage servicing departments. Popular Mortgage, Inc., Popular Insurance, Inc. and an outside tenant also leased spaces.

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

     ITEM 3. LEGAL PROCEEDINGS

     On January 16, 2004, the U.S. District Court for the District of Puerto Rico approved a request filed by the U.S. Department of Justice to dismiss the one-count information filed against Banco Popular on January 16, 2003, and proceeded to dismiss it, effective immediately. The United States noted that the period of twelve months had expired and Banco Popular was in full compliance with all of its obligations under the Deferred Prosecution Agreement. The course of action taken by the Court follows the terms of a Deferred Prosecution Agreement among Banco Popular, the U.S. Department of Justice, the Federal Reserve System, and the Financial Crimes Enforcement Network of the U.S. Department of Treasury (FinCEN), approved on January 16, 2003. The Agreement stipulated the U.S. Department of Justice would request the dismissal of one-count information within 30 days after the 12-month period following the settlement, provided Banco Popular complied with its obligations under the Agreement over the course of one year.

     On December 16, 2003, the United States District Court for the District of Puerto Rico dismissed a derivative action that was filed by a shareholder of Popular, Inc. in the United States District Court for the District of Puerto Rico in connection with the Deferred Prosecution Agreement described above against certain current and former directors of Popular, Inc. alleging that the defendants breached their fiduciary duties by failing to take the necessary steps to comply with the Bank Secrecy Act and to implement sufficient controls to permit them to exercise their oversight responsibilities and ensure compliance with Federal and state laws.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Corporation’s common stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2003 and the previous four years, as well as cash dividends declared is contained under Table I, “Common Stock Performance”, on page 19 and under the caption “Stockholders’ Equity” on page 17 in the MD&A, and is incorporated herein by reference.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption “Regulation and Supervision” in Item 1 herein.

     As of February 26, 2004, the Corporation had 10,061 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ was $45.14 per share.

     The information under the caption “Executive Compensation Program” of the Corporation’s definitive proxy statement to be filed with the SEC on or about March 17, 2004 (the “Proxy Statement”) is incorporated herein by reference.

     On December 24, 2003, a shelf registration statement filed by the Corporation, PIB and PNA with the SEC became effective. This shelf registration statement allows the Corporation, PIB and PNA to issue debt securities and preferred stock in an aggregate amount of up to $2.5 billion. The whole amount was available as of December 31, 2003.

     On October 31, 2003, Popular Capital Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by the Corporation, sold to institutional investors $300,000,000 of its 6.70% Cumulative Monthly Income Trust Preferred Securities (liquidation amount $25 per Capital Security) (“6.70% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $9,279,000 of Popular Capital Trust I’s 6.70% common securities (liquidation amount $25 per common security) were used to purchase $309,279,000 aggregate principal amount of the Corporation’s 6.70% Junior Subordinated Deferrable Interest Debentures (the “6.70% Junior Subordinated Debentures”) . The 6.70% Junior Subordinated Debentures mature on November 1, 2033; however, under certain circumstances, the maturity of the 6.70% Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 6.70% Capital Securities). The 6.70% Capital Securities are traded on the NASDAQ under the symbol “BPOPN.”

     On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by PNA and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000,000 of its 8.327% Capital Securities Series A (liquidation amount $1,000 per Capital Security) (“8.327% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640,000 of BanPonce Trust I’s 8.327% common securities (liquidation amount $1,000 per common security) were used to purchase $154,640,000 aggregate principal amount of PNA’s 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “8.327% Junior Subordinated Debentures”). As of December 31, 2003, the Corporation had reacquired $6,000,000 of the 8.327% Capital Securities. The 8.327% Capital Securities are fully and unconditionally guaranteed by the Corporation. The obligations of PNA under the 8.327% Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The 8.327% Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 8.327% Capital Securities).

     See the “Capital Adequacy” section for a discussion of the treatment of trust preferred securities as Tier 1 Capital under FIN 46R.

     On February 26, 2003 and March 24, 2003, Popular, Inc. issued 6,500,000 shares and 975,000 shares, respectively, of its 6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A (the “Series A Preferred Stock”) having a liquidation preference value of $25 per share. The Series A Preferred Stock ranks senior to the Corporation’s outstanding Series A Participating Cumulative Preferred Stock, with respect to dividend rights and rights on liquidation. The terms of the Series A Preferred Stock do not permit the Corporation to declare or pay any dividends on the Common Stock (1) unless all accrued and unpaid dividends on Series A Preferred Stock for the 12 dividend periods preceding the dividend payment have been paid and the full dividend on the Series A Preferred Stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if the Corporation has defaulted in the payment of the redemption price of any shares of Series A Preferred Stock called for redemption.

     The Corporation currently has $125 million in subordinated notes outstanding due December 15, 2005 with interest payable semi-annually at 6.75%. These notes are unsecured obligations, which are subordinated in right of payment in full to all present and future senior indebtedness of the Corporation. These notes do not provide for any sinking fund.

     The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by corporations to individuals, whether residents of Puerto Rico or not, trusts, estates and foreign corporations or partnerships not engaged in trade or business within Puerto Rico at a preferential 10% withholding tax rate. If the recipient is a foreign corporation or partnership engaged in trade or business within Puerto Rico or a domestic corporation the dividend will be taxed at regular rates but will be allowed an 85% dividend received deduction.

     Prior to the first dividend distribution for the taxable year, individuals who are residents of Puerto Rico may elect to be taxed on the dividends at the regular rates, in which case the preferential 10% tax will not be withheld from such year’s distributions.

     A United States citizen who is a non-resident of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department, “Withholding Tax Exemption Certificate for the Purpose of Section 1147”, is filed with the withholding agent.

     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in Table C, “Selected Financial Data”, on pages 4 and 5 and the text under the caption “Statement of Income Analysis” on page 9 in the MD&A, and is incorporated herein by reference.

     The Corporation’s ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
Ratio of Earnings to Fixed Charges:
Excluding Interest on Deposits	2.4	2.0	1.8	1.6	1.7
Including Interest on Deposits	1.8	1.5	1.4	1.3	1.4
Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:
Excluding Interest on Deposits	2.3	2.0	1.7	1.5	1.7
Including Interest on Deposits	1.8	1.5	1.4	1.3	1.4

     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense. The interest expense for the years 2003, 2002 and 2001 include changes in the fair value of the non-hedging derivatives.

     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2003	2002	2001	2000	1999

Long-term obligations	$7,117,025	$4,567,853	$4,009,211	$1,451,912	$2,127,599
Non-cumulative Preferred Stock of the Corporation	186,875	-0-	100,000	100,000	100,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears on page 1 through 36 under the caption “MD&A”, and is incorporated herein by reference.

     Table K, “Maturity Distribution of Earning Assets”, on page 21 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information regarding the market risk of the Corporation’s investments appears on page 18 through 22 under the caption “MD&A”, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages 37 through 83, and on page 36 under the caption “Statistical Summary – 2002-2003 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the captions “Shares Beneficially Owned by Directors and Executive Officers of the Corporation”, “Beneficial Ownership Reporting Compliance”, “Board of Directors and Committees” including the “Nominees for Election as Directors” and “Executive Officers” of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption “Executive Compensation Program” and under the caption “Popular, Inc. Performance Graph” of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions “Principal Stockholders”, “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” and “Equity Compensation Plan Information” of the Corporation’s Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption “Family Relationships” and “Other Relationships, Transactions and Events” of the Corporation’s Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding principal accounting fees and services is set forth under “Disclosure of Auditors Fees” in the Corporation’s Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.	The following financial statements and reports included on pages 37 through 83 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Auditors

Consolidated Statements of Condition as of December 31, 2003 and 2002

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2003

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 24 of this report are filed herewith or are incorporated herein by reference.

B.	The Corporation filed four reports on Form 8-K during the quarter ended December 31, 2003.

Dated: September 30, 2003

Filed: October 1, 2003

Items reported: Item 5 - Other Events and Regulation FD Disclosure (Filing of the Underwriting Agreement, various legal opinions and other documents related to the offering and sale of $31,152,000 S&P 500 Index Notes of the Corporation).

Dated: October 14, 2003

Filed: October 15, 2003

Items reported: Item 5 - Other Events and Regulation FD Disclosure and Item 12 –Results of Operations and Financial Condition (Operational results for the quarter ended September 30, 2003)

Dated: October 29, 2003

Filed: October 30, 2003

Items reported: Item 5 - Other Events and Regulation FD Disclosure and Item 12 –Results of Operations and Financial Condition (Quarterly report to shareholders including the unaudited operational results for the quarter ended September 30, 2003)

Dated: October 31, 2003

Filed: November 4, 2003

Items reported: Item 5 - Other Events and Regulation FD Disclosure (Filing of the Underwriting Agreement, a legal opinion and other documents related to the public offering and sale of 12,000,000 6.70% Cumulative Monthly Income Trust Preferred Securities of Popular Capital Trust I, at $25 per Preferred Security).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR, INC.

(Registrant)

	By:	\S\ RICHARD L. CARRIÓN

Richard L. Carrión
Chairman of the Board, President
and Chief Executive Officer
Dated: 03-08-04		(Principal Executive Officer)

	By:	\S\ JORGE A. JUNQUERA

Jorge A. Junquera
Senior Executive Vice President
Dated: 03-08-04		(Principal Financial Officer)

	By:	\S\ AMÍLCAR L. JORDÁN

Amílcar L. Jordán
Senior Vice President
Dated: 03-08-04		(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

\S\ RICHARD L. CARRIÓN Richard L. Carrión	Chairman of the Board, President and Chief Executive Officer	03-08-04

\S\ ANTONIO LUIS FERRÉ Antonio Luis Ferré	Vice Chairman of the Board	03-08-04

\S\ JUAN J. BERMÚDEZ Juan J. Bermúdez	Director	03-08-04

\S\ JOSÉ B. CARRIÓN José B. Carrión Jr.	Director	03-08-04

\S\ DAVID H. CHAFEY David H. Chafey Jr.	Director	03-08-04

\S\ HÉCTOR R. GONZÁLEZ Héctor R. González	Director	03-08-04

\S\ JORGE A. JUNQUERA Jorge A. Junquera	Director	03-08-04

\S\MANUEL MORALES Manuel Morales Jr.	Director	03-08-04

\S\FRANCISCO M. REXACH Francisco M. Rexach Jr.	Director	03-08-04

\S\FELIX J. SERRALLES Félix J. Serrallés Jr.	Director	03-08-04

\S\FREDERIC V. SALERNO Frederic V. Salerno	Director	03-08-04

\S\JULIO E. VIZCARRONDO Julio E. Vizcarrondo Jr.	Director	03-08-04

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit 4(a) to the Corporation’s Registration Statement on Form S-3 (Nos. 333-26941, 333-26941-01 and 333-26941-02) filed with the SEC on May 12, 1997.

3.2	Bylaws of the Corporation, as amended, incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form S-8 (No. 333-80169) filed with the SEC on June 8, 1999.

4.1	Form of Certificate representing the Corporation’s common stock, par value $6 (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818).

4.2	Stockholder Protection Rights Agreement, dated as of August 13, 1998, between the Corporation and Banco Popular de Puerto Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 13, 1998 and filed on August 21, 1998).

4.3	Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc, and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.4	Second Supplemental Indenture of the Corporation, dated as of August 5, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.5	Subordinated Indenture dated as of November 30, 1995, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of the Corporation’s Registration Statement No. 333-26941, dated May 12, 1997).

4.6	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.7	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.8	Form of Fixed Rate Medium-Term Note, Series 3, of the Corporation (incorporated by reference to Exhibit 4(l) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

4.9	Form of Floating Rate Medium-Term Note, Series 3, of the Corporation (incorporated by reference to Exhibit 4(m) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

4.10	Form of Fixed Rate Medium-Term Note, Series D, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 4(n) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

Exhibit No.	Description
4.11	Form of Floating Rate Medium-Term Note, Series D, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 4(o) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

4.12	Form of Fixed Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit 4(o) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.13	Form of Floating Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit (4)(p) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed August 17, 1999).

4.14	Form of Fixed Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(q) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.15	Form of Floating Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(r) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.16	Administrative Procedures governing Medium-Term Notes, Series 4, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.17	Administrative Procedures governing Medium-Term Notes, Series E, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.18	Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.19	Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as Guarantor, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated by reference to Exhibit (4)(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818) dated and filed on February 19, 1997).

4.20	Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.21	Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp., (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee (incorporated by reference to Exhibit (4)(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.22	Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.23	Form of Subordinated Note of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

4.24	Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

Exhibit No.	Description
4.25	Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.26	Form of Note Linked to the S&P 500® Index due September 30, 2008, (incorporated by reference to Exhibit (4)(e) of the Corporation’s Current Report on Form 8-K dated September 30, 2003, as filed with the SEC on October 1, 2003).

4.27	Form of Certificate of Trust of Popular Capital Trust I dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.28	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of October 31, 2003, among the Corporation, JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.), JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.29	Guarantee Agreement, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.30	Certificate of Junior Subordinated Debenture (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.31	Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.32	First Supplemental Indenture, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.33	Global Capital Securities Certificate (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

10.1	Annual Management Incentive Compensation Plan for certain Division Supervisors approved in January, 1987 (incorporated by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818)).

10.2	Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818)).

10.3	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.4	Amended and Restated 364-day Credit Agreement, dated as of October 10, 2001, among the Corporation and Popular North America, Inc., the lenders named therein and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as Administrative Agent for an aggregate principal amount of $315,000,000 (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5	Interest Calculation Agency Agreement, dated as of August 6, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(c) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

10.6	Interest Calculation Agency Agreement, dated as of August 6, 1999, between Popular North America, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

Exhibit No.	Description
10.7	Amendment No. 1, dated May 23, 1997, to the Distribution Agreement, dated October 6, 1995, among the Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 1(c) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997, and filed on June 11, 1997).

10.8	Amendment No. 2, dated August 6, 1999, to the Distribution Agreement, dated October 6, 1995, among The Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, JP Morgan Securities, LTD (formerly Chase Securities Inc.), and Popular Securities, Inc. (incorporated by reference to Exhibit 1(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

10.9	Distribution Agreement, dated October 11, 1991, among BanPonce Financial Corp. (Popular North America, Inc.), BanPonce Corporation (Popular, Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and The First Boston Corporation (incorporated by reference to Exhibit 1(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

10.10	Amendment No. 1, dated December 2, 1993, to the Distribution Agreement, dated October 11, 1991, among BanPonce Financial Corp. (Popular North America, Inc.), BanPonce Corporation (Popular, Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

10.11	Amendment No. 3, dated May 23, 1997, to the Distribution Agreement, dated October 11, 1991, among Popular North America, Inc., The Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JP Morgan Securities, LTD (formerly Chase Securities Inc.), Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 1(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated May 23, 1997 and filed on June 11, 1997).

10.12	Amendment No. 4, dated August 6, 1999, to the Distribution Agreement, dated October 6, 1991, among Popular North America, Inc., The Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) and Popular Securities, Inc. (incorporated by reference to Exhibit 1(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

10.13	Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (333-80169), dated June 8, 1999) (incorporated by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13a	Certificate of Resolution of the Board of Directors of Banco Popular de Puerto Rico, authorizing Amendments to the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 10.15a of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14	Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15	Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit No.	Description
10.17	Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.19 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.18	Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.19	Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.20	Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.21	Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000 (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.22	Amended and Restated Credit Agreement, dated October 13, 2000, among the Corporation, Popular North America, Inc., The Lenders named Herein, JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as Administrative Agent for The Lenders and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) and Barclays Bank PLC-Miami Agency, as Agents for the Lenders and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as advisor, arranger and book manager (incorporated by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.23	Distribution Agreement, dated October 6, 1995, among BanPonce Corporation (the Corporation), Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 10.7 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

10.24	Amendment No. 2, dated October 6, 1995, to The Distribution Agreement, dated October 11, 1991, as amended on December 2, 1993, and supplemented on June 16, 1993 and August 1, 1994, among BanPonce Financial Corp. (Popular North America, Inc.), BanPonce Corporation (Popular, Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 10.12 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

10.25	Amended and Restated 364-day Credit Agreement, dated as of October 11, 2002, among the Corporation and Popular North America, Inc., the lenders named therein and JP Morgan Chase Bank as Administrative Agent for an aggregate principal amount of $315,000,000 (incorporated by reference to Exhibit 10.12 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-13818)).

10.26	Deferred Prosecution Agreement dated as of January 16, 2003, among Banco Popular de Puerto Rico, the U.S. Department of Justice, the Board of Governors of the Federal Reserve Bank System and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.25 of the Corporation’s Current Report on Form 8-K, filed on February 6, 2003).

10.27	Equity One Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated November 1, 2002).

10.28	Management contract dated as of June 3, 2002 between GM Group, Inc. and Carlos Colino Martínez.

12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description
13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2003.

14.1	Code of Ethics (incorporated by reference to Exhibit 99.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File 000-13818)).

21.1	Schedule of Subsidiaries of the Corporation

23.1	Consent of Independent Accountants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The Corporation’s Proxy Statement for the April 30, 2004 Annual Meeting of Stockholders.

Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.