Form 10-Q
period 2004-03-31
POPULAR INC
filed 2004-05-10
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004	Commission file number 0 – 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-041-6582

(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	133,083,885

(Title of Class)	(Shares Outstanding as of May 5, 2004)

POPULAR, INC.

INDEX

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

ITEM 1. FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	March 31,	December 31,	March 31,
(In thousands, except share information)	2004	2003	2003
ASSETS
Cash and due from banks	$737,599	$688,090	$689,090

Money market investments:
Federal funds sold and securities purchased under agreements to resell	896,671	764,780	1,004,353
Time deposits with other banks	3,057	8,046	4,056
Bankers’ acceptances	22	67	51

	899,750	772,893	1,008,460

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	3,403,239	3,523,505	4,366,111
Other investment securities available-for-sale	6,783,135	6,528,074	5,561,960
Investment securities held-to-maturity, at amortized cost	260,103	186,821	179,737
Other investment securities, at cost	242,281	233,144	204,403
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	558,737	490,536	464,278
Other trading securities	116,285	114,583	116,723
Loans held-for-sale, at lower of cost or market	345,414	271,592	317,041

Loans:
Loans pledged with creditors’ right to repledge	408,310	403,131	373,034
Other loans	23,222,908	22,210,748	19,446,487
Less – Unearned income	276,298	283,279	274,680
Allowance for loan losses	417,143	408,542	383,517

	22,937,777	21,922,058	19,161,324

Premises and equipment	493,613	485,452	471,777
Other real estate	55,224	53,898	45,759
Accrued income receivable	212,351	176,152	202,491
Other assets	838,717	769,037	689,449
Goodwill	192,174	191,490	184,068
Other intangible assets	25,587	27,390	32,620

	$38,101,986	$36,434,715	$33,695,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,866,999	$3,726,707	$3,453,971
Interest bearing	14,735,941	14,371,121	14,183,876

	18,602,940	18,097,828	17,637,847
Federal funds purchased and assets sold under agreements to repurchase	5,683,001	5,778,987	6,642,379
Other short-term borrowings	2,697,294	1,996,624	1,296,394
Notes payable	7,394,612	6,992,025	4,566,492
Subordinated notes	125,000	125,000	125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	—	—	144,000
Other liabilities	649,278	689,729	609,343

	35,152,125	33,680,193	31,021,455

Commitments and contingencies (See Note 8)
Minority interest in consolidated subsidiaries	105	105	1,240

Stockholders’ equity:
Preferred stock, $25 liquidation value; 10,000,000 shares authorized (7,475,000 issued and outstanding)	186,875	186,875	186,875
Common stock, $6 par value; 180,000,000 shares authorized; 139,677,401 shares issued (December 31, 2003 – 139,594,296; March 31, 2003– 139,254,639) and 132,960,449 shares outstanding (December 31, 2003 – 132,891,946; March 31, 2003 – 132,552,289)	838,064	837,566	835,528
Surplus	318,342	314,638	277,649
Retained earnings	1,681,467	1,601,851	1,372,061
Treasury stock – at cost, 6,716,952 shares (December 31, 2003 – 6,702,350; March 31, 2003 – 6,702,350)	(206,437)	(205,527)	(205,527)
Accumulated other comprehensive income, net of tax of $43,401 (December 31, 2003 - $2,913; March 31, 2003 - $53,785)	131,445	19,014	206,010

	2,949,756	2,754,417	2,672,596

	$38,101,986	$36,434,715	$33,695,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2004	2003
INTEREST INCOME:
Loans	$408,496	$377,933
Money market investments	5,813	7,363
Investment securities	95,032	109,801
Trading account securities	9,401	8,185

	518,742	503,282

INTEREST EXPENSE:
Deposits	78,115	94,037
Short-term borrowings	32,162	40,789
Long-term debt	77,751	69,350

	188,028	204,176

Net interest income	330,714	299,106
Provision for loan losses	44,678	48,209

Net interest income after provision for loan losses	286,036	250,897
Service charges on deposit accounts	41,082	39,839
Other service fees	69,554	69,353
Gain on sale of investment securities	13,033	1,414
Trading account loss	(2,166)	(937)
Gain on sale of loans	6,268	16,589
Other operating income	17,465	16,557

	431,272	393,712

OPERATING EXPENSES:
Personnel costs:
Salaries	101,564	96,036
Profit sharing	5,682	6,245
Pension and other benefits	33,318	30,068

	140,564	132,349
Net occupancy expenses	21,045	20,460
Equipment expenses	27,180	26,350
Other taxes	9,492	9,552
Professional fees	20,086	18,776
Communications	15,433	14,697
Business promotion	16,391	15,970
Printing and supplies	4,571	4,743
Other operating expenses	23,174	18,718
Amortization of intangibles	1,802	2,027

	279,738	263,642

Income before income tax and minority interest	151,534	130,070
Income tax	33,030	30,903
Net earnings of minority interest	—	(78)

NET INCOME	$118,504	$99,089

NET INCOME APPLICABLE TO COMMON STOCK	$115,526	$98,140

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.87	$0.74

DIVIDENDS DECLARED PER COMMON SHARE	$0.27	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2004	2003
Preferred stock:
Balance at beginning of year	$186,875	—
Issuance of preferred stock	—	$186,875

Balance at end of period	186,875	186,875

Common stock:
Balance at beginning of year	837,566	834,799
Common stock issued under dividend reinvestment plan	489	729
Options exercised	9	—

Balance at end of period	838,064	835,528

Surplus:
Balance at beginning of year	314,638	278,366
Common stock issued under dividend reinvestment plan	2,985	3,187
Issuance cost of preferred stock	—	(4,631)
Options granted	663	727
Options exercised	56	—

Balance at end of period	318,342	277,649

Retained earnings:
Balance at beginning of year	1,601,851	1,300,437
Net income	118,504	99,089
Cash dividends declared on common stock	(35,910)	(26,516)
Cash dividends declared on preferred stock	(2,978)	(949)

Balance at end of period	1,681,467	1,372,061

Accumulated other comprehensive income:
Balance at beginning of year	19,014	202,487
Other comprehensive income, net of tax	112,431	3,523

Balance at end of period	131,445	206,010

Treasury stock — at cost:
Balance at beginning of year	(205,527)	(205,210)
Purchase of common stock	(1,259)	(581)
Reissuance of common stock	349	264

Balance at end of period	(206,437)	(205,527)

Total stockholders’ equity	$2,949,756	$2,672,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2004	2003
Net Income	$118,504	$99,089

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(15,503)	(7,789)
Unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax of $42,198 (2003 - $1,678)	139,987	12,811
Less: reclassification adjustment for gains included in net income, net of tax of $899 (2003 - $539)	10,714	875
Net loss on cash flow hedges	(2,318)	(2,302)
Less: reclassification adjustment for losses included in net income, net of tax of ($598) (2003 - ($1,059))	(979)	(1,678)

Total other comprehensive income, net of tax	$112,431	$3,523

Comprehensive income	$230,935	$102,612

Disclosure of accumulated other comprehensive income:

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Foreign currency translation adjustment	($40,000)	($24,497)	($10,025)
Unrealized gains on securities	175,067	45,794	219,561
Unrealized losses on derivatives	(3,988)	(2,649)	(3,910)
Cumulative effect of accounting change	366	366	384

Accumulated other comprehensive income	$131,445	$19,014	$206,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$118,504	$99,089

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	18,208	18,726
Provision for loan losses	44,678	48,209
Amortization of intangibles	1,802	2,027
Net gain on sale of investment securities	(13,033)	(1,414)
Net loss on disposition of premises and equipment	18	397
Net gain on sale of loans, excluding loans held-for-sale	(1,318)	(3,004)
Net amortization of premiums and accretion of discounts on investments	10,004	5,071
Net amortization of deferred loan origination fees and costs	22,789	11,777
Earnings from investments under the equity method	(2,144)	(1,841)
Stock options expense	679	727
Net (increase) decrease in loans held-for-sale	(78,664)	138,281
Net increase in trading securities	(69,247)	(119,365)
Net increase in accrued income receivable	(36,199)	(17,942)
Net (increase) decrease in other assets	(41,355)	2,024
Net increase (decrease) in interest payable	24,818	(2,290)
Net increase in deferred and current taxes	21,793	9,440
Net increase in postretirement benefit obligation	2,693	2,477
Net decrease in other liabilities	(38,259)	(48,379)

Total adjustments	(132,737)	44,921

Net cash (used in) provided by operating activities	(14,233)	144,010

Cash flows from investing activities:
Net (increase) decrease in money market investments	(126,857)	86,186
Purchases of investment securities:
Available-for-sale	(1,150,553)	(1,254,679)
Held-to-maturity	(246,562)	(140,522)
Other	(9,137)	(100)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,101,239	1,524,745
Held-to-maturity	173,383	141,628
Other	—	16,481
Proceeds from sale of investment securities available-for-sale	14,815	38,083
Net disbursements on loans	(111,927)	(76,465)
Proceeds from sale of loans	31,753	81,610
Acquisition of loan portfolios	(1,059,908)	(495,712)
Acquisition of premises and equipment	(26,505)	(29,943)
Proceeds from sale of premises and equipment	118	220

Net cash used in investing activities	(1,410,141)	(108,468)

Cash flows from financing activities:
Net increase in deposits	503,171	24,554
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(95,986)	(42,172)
Net increase (decrease) in other short-term borrowings	700,670	(407,168)
Net proceeds from notes payable and capital securities	402,629	267,639
Dividends paid	(38,865)	(27,440)
Proceeds from issuance of common stock	3,523	3,916
Proceeds from issuance of preferred stock	—	182,244
Treasury stock acquired	(1,259)	(581)

Net cash provided by financing activities	1,473,883	992

Net increase in cash and due from banks	49,509	36,534
Cash and due from banks at beginning of period	688,090	652,556

Cash and due from banks at end of period	$737,599	$689,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the “Corporation”) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States, the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency services and information technology, ATM and data processing services. Note 15 to the unaudited consolidated financial statements present information about the Corporation’s business segments.

The unaudited consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods presented and include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain minor reclassifications have been made to the prior period consolidated financial statements to conform to the 2004 presentation.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2003, included in the Corporation’s Annual Report on Form 10-K.

Note 2 – Recent Accounting Developments

FIN No. 46 “Consolidation of Variable Interest Entities”

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” The FASB’s stated intent in issuing FIN No. 46 was to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires an enterprise to consolidate a variable interest entity (as defined in FIN No. 46) if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected returns if they occur, or both.

In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which attempts to clarify the guidance in the original interpretation. FIN No. 46 applies to variable interest entities created after January 31, 2003. FIN No. 46 also applies to all variable interest entities created prior to February 1, 2003 that are considered to be special-purpose entities (as defined in FIN No. 46R) as of December 31, 2003. FIN No. 46R must be applied to all variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. Certain variable interest entities that are qualifying special purpose entities subject to the reporting requirements for SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” are not required to be consolidated under the provisions of FIN No. 46.

At December 31, 2003, the Corporation had two wholly-owned issuer trusts that issued trust preferred securities (also referred to as “Capital Securities”). Prior to FIN No. 46R, the issuer trusts were consolidated subsidiaries of the Corporation. In relation to these issuer trusts, the Corporation adopted the provisions of FIN No. 46R at December 31, 2003, requiring the deconsolidation of these trusts. Refer to Note 11 to the unaudited consolidated financial statements for further information of the issuer trusts and the impact in the Corporation’s consolidated financial statements. Except for the impact described above, at March 31, 2004, there was no other material impact on the Corporation’s financial condition or results of operations as a result of the adoption of FIN No. 46R.

SAB 105 “Application of Accounting Principles to Loan Commitments”

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

Issue 03-1, “Meaning of Other Than Temporary Impairment”

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The Corporation does not anticipate that the adoption of Issue 03-1 will have a material impact on its financial condition or results of operations.

FASB Staff Position No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

On January 12, 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits employers that sponsor postretirement benefit plans which provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without the FSP 106-1, employers would be required under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President of the United States signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. FSP 106-1 requires employers to provide certain disclosures, regardless of whether they choose to account, or defer accounting, for the effects of the Act. The Corporation expects that this legislation will eventually reduce the costs in the postretirement benefit plan for at least some of the participants. The Corporation awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as guidance on the measurement and accounting for such savings. The Corporation has elected to defer the accounting, for any effects of the Act, as permitted by FAS 106-1. Any final guidance, once issued, could require the Corporation to change previously reported information.

Note 3 - Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of March 31, 2004, December 31, 2003 and March 31, 2003 were as follows:

	AS OF MARCH 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years and 3 months)	$553,767	$387	$14,670	$539,484
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 2 months)	6,243,063	131,900	5,470	6,369,493
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 3 months)	128,206	6,256	1,675	132,787
Collateralized mortgage obligations (average maturity of 22 years and 8 months)	1,728,125	10,937	2,901	1,736,161
Mortgage-backed securities (average maturity of 17 years and 8 months)	1,230,226	35,117	364	1,264,979
Equity securities (without contractual maturity)	23,667	62,595	298	85,964
Others (average maturity of 12 years and 8 months)	58,124	1,116	1,734	57,506

	$9,965,178	$248,308	$27,112	$10,186,374

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years and 6 months)	$555,764	$115	$32,855	$523,024
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 4 months)	6,282,836	38,143	54,450	6,266,529
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 5 months)	128,931	6,064	1,803	133,192
Collateralized mortgage obligations (average maturity of 23 years)	1,816,249	6,627	8,651	1,814,225
Mortgage-backed securities (average maturity of 18 years and 9 months)	1,107,339	32,194	1,951	1,137,582
Equity securities (without contractual maturity)	26,010	67,721	235	93,496
Others (average maturity of 12 years and 7 months)	83,826	1,127	1,422	83,531

	$10,000,955	$151,991	$101,367	$10,051,579

	AS OF MARCH 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 3 months)	$354,931	$1,783	—	$356,714
Obligations of other U.S. Government agencies and corporations (average maturity of 5 years and 9 months)	6,070,056	121,168	$244	6,190,980
Obligations of Puerto Rico, States and political subdivisions (average maturity of 10 years and 5 months)	95,041	5,456	2	100,495
Collateralized mortgage obligations (average maturity of 21 years and 1 month)	2,008,239	9,340	1,534	2,016,045
Mortgage-backed securities (average maturity of 21 years and 7 months)	992,061	37,850	49	1,029,862
Equity securities (without contractual maturity)	42,760	101,371	22	144,109
Others (average maturity of 13 years and 1 month)	88,914	1,356	404	89,866

	$9,652,002	$278,324	$2,255	$9,928,071

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

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$498,889	$14,670	$484,219
Obligations of other U.S. Government agencies and corporations	746,743	4,912	741,831
Obligations of Puerto Rico, States and political subdivisions	43,700	1,649	42,051
Collateralized mortgage obligations	341,768	2,846	338,922
Mortgage-backed securities	117,470	337	117,133
Equity securities	300	298	2
Other	12,590	1,732	10,858

	$1,761,460	$26,444	$1,735,016

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of other U.S. Government agencies and corporations	$250,000	$558	$249,442
Obligations of Puerto Rico, States and political subdivisions	5,279	26	5,253
Collateralized mortgage obligations	64,615	55	64,560
Mortgage-backed securities	1,037	27	1,010
Other	1,002	2	1,000

	$321,933	$668	$321,265

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$498,889	$14,670	$484,219
Obligations of other U.S. Government agencies and corporations	996,743	5,470	991,273
Obligations of Puerto Rico, States and political subdivisions	48,979	1,675	47,304
Collateralized mortgage obligations	406,383	2,901	403,482
Mortgage-backed securities	118,507	364	118,143
Equity securities	300	298	2
Other	13,592	1,734	11,858

	$2,083,393	$27,112	$2,056,281

Available-for-sale securities in an unrealized loss position at March 31, 2004 are primarily U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued, collateralized mortgage obligations. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at March 31, 2004 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuer. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Note 4 - Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of March 31, 2004, December 31, 2003 and March 31, 2003 were as follows:

	AS OF MARCH 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$43,098	$1	—	$43,099
Obligations of Puerto Rico, States and political Subdivisions (average maturity of 13 years and 3 months)	157,092	900	$3,102	154,890
Collateralized mortgage obligations (average maturity of 20 years and 4 months)	790	—	103	687
Others (average maturity of 2 years)	59,123	2,901	2	62,022

	$260,103	$3,802	$3,207	$260,698

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 2 months)	$34,698	—	$1	$34,697
Obligations of Puerto Rico, States and political subdivisions (average maturity of 13 years and 9 months)	92,428	$284	$2,217	90,495
Collateralized mortgage obligations (average maturity of 20 years and 7 months)	863	—	112	751
Others (average maturity of 2 years and 3 months)	58,832	3,299	—	62,131

	$186,821	$3,583	$2,330	$188,074

	AS OF MARCH 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$37,996	—	—	$37,996
Obligations of Puerto Rico, States and political subdivisions (average maturity of 11 years and 2 months)	69,809	$344	$836	69,317
Collateralized mortgage obligations (average maturity of 21 years and 5 months)	1,073	—	107	966
Others (average maturity of 3 years and 11 months)	70,859	351	45	71,165

	$179,737	$695	$988	$179,444

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

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$86,980	$2,932	$84,048
Other	250	2	248

	$87,230	$2,934	$84,296

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$10,902	$170	$10,732
Collateralized mortgage obligations	790	103	687

	$11,692	$273	$11,419

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$97,882	$3,102	$94,780
Collateralized mortgage obligations	790	103	687
Other	250	2	248

	$98,922	$3,207	$95,715

Held-to-maturity securities in an unrealized loss position at March 31, 2004 are primarily U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued, collateralized mortgage obligations. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are evaluated at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2004 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuer. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Note 5 – Pledged assets

Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Investment securities available-for-sale	$2,267,942	$2,431,198	$2,264,548
Investment securities held-to-maturity	1,492	1,597	2,309
Loans	8,915,601	7,982,661	5,994,338

	$11,185,035	$10,415,456	$8,261,195

Pledged securities and loans that the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts. There were no significant changes in derivative instruments and hedging activities from December 31, 2003 to March 31, 2004.

For the quarters ended March 31, 2004 and March 31, 2003, the Corporation recognized losses of $137 and $10,655, respectively, as a result of the changes in fair value of the non-hedging derivatives included as part of interest expense. The losses recognized in 2003 related mostly to interest rate contracts outstanding with a notional amount of $500,000, which did not qualify as hedges in accordance with SFAS No. 133, as amended. These swap contracts were terminated during the second quarter of 2003.

Note 7 – Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows:

		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total
Balance as of January 1, 2004	$114,270	$14,972	$6,727	$55,521	$191,490
Goodwill acquired during the period		644		40	684

Balance as of March 31, 2004	$114,270	$15,616	$6,727	$55,561	$192,174

As of March 31, 2004, December 31, 2003 and March 31, 2003, goodwill totaled $192,174, $191,490 and $184,068, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31, 2004		December 31, 2003		March 31, 2003
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization
Core Deposits	$67,484	$45,168	$67,484	$43,474	$87,739	$58,197
Other customer relationships	3,536	506	3,536	415	2,886	192
Other intangibles	359	118	362	103	509	125

Total	$71,379	$45,792	$71,382	$43,992	$91,134	$58,514

Certain core deposits intangibles became fully amortized during 2003 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above for December 31, 2003.

During the quarter ended March 31, 2004, the Corporation recognized $1,802 in amortization expense related to other intangible assets with definite lives (March 31, 2003- $2,027).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2004	$7,179
2005	5,529
2006	5,380
2007	3,719
2008	2,061

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are commercial letters of credit and stand-by letters of credit outstanding, which contract amounts at March 31, 2004 were $17,266 and $153,206, respectively (December 31, 2003 - $13,833 and $137,290; March 31, 2003 - $28,536 and $139,551). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which are not reflected in the accompanying financial statements.

At March 31, 2004 the Corporation recorded a liability of $295, which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002 (December 31, 2003 - $334; March 31, 2003 - $300). This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

At March 31, 2004, the Corporation had various outstanding commitments to purchase mortgage loans from other institutions at market. In 2003, the Corporation entered into loan commitments to purchase an aggregate amount of $275,000 of mortgage loans with the option of purchasing $125,000 in additional loans. The commitments expire completely by June 30, 2005. As of March 31, 2004, $125,000 in loans had been purchased under these agreements.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned subsidiaries approximating $3,485,960 at March 31, 2004 (December 31, 2003 - $3,623,787; March 31, 2003 - $3,491,505). In addition, at March 31, 2004, the Corporation fully and unconditionally guaranteed $444,000 of Capital Securities issued by two wholly-owned issuing trust entities that have been deconsolidated based on FIN No. 46R (December 31, 2003 - $444,000; March 31, 2003 - $144,000). Also, at March 31, 2004, Popular North America, Inc. fully and unconditionally guaranteed $400,144 of certain borrowing obligations issued by one of its non-banking subsidiaries (December 31, 2003 - $403,131).

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

Note 9 – Stock Option Plan

During the quarter ended March 31, 2004, the Corporation recognized $679 in stock option expense (March 31, 2003 — $727).

The following table presents information on stock options at March 31, 2004:

(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
$28.78 - $37.00	865,442	$31.54	8.45 years	257,836	$30.63
$38.50 - $48.10	506,823	$47.82	9.78 years	—	—

$28.78 - $48.10	1,372,265	$37.55	8.94 years	257,836	$30.63

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price
Outstanding at January 1, 2003	445,075	$29.25
Granted	481,936	33.85
Exercised	(29,294)	28.93
Forfeited	(8,423)	29.46

Outstanding at December 31, 2003	889,294	31.75
Granted	490,335	48.03
Exercised	(1,578)	31.32
Forfeited	(5,786)	36.46

Outstanding at March 31, 2004	1,372,265	$37.55

The stock options exercisable at March 31, 2004 totaled 257,836 (March 31, 2003 - 116,930).

The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2004 and 2003 were:

	2004		2003
Expected dividend yield	1.99%		2.41%
Expected life of options	10	years	10	years
Expected volatility	16.50%		23.87%
Risk-free interest rate	4.04%		3.78%
Weighted average fair value of options granted	$10.32	per option	$9.12	per option

Note 10 – Pension and Other Benefits

The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.

The components of net periodic pension cost for the quarters ended March 31, 2004 and 2003 were as follows:

	Pension Plans		Restoration Plans
(In thousands)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Service cost	$3,966	$2,941	$163	$125
Interest cost	7,027	5,801	233	173
Expected return on plan assets	(9,322)	(6,666)	(172)	(114)
Amortization of asset obligation	(615)	(533)	—	—
Amortization of prior service cost	120	104	(26)	(23)
Amortization of net loss	11	464	75	63

Net periodic cost	$1,187	2,111	273	224
Curtailment loss	849	—	—	—
Early retirement cost	2,219	—	—	—

Total cost	$4,255	$2,111	$273	$224

The Corporation expects to contribute $1,528 to the pension plans and $769 to the benefit restoration plans during 2004. As of March 31, 2004, no contributions have been made to the pension and restoration plans.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2004 and 2003 were as follows:

	March 31,	March 31,
(In thousands)	2004	2003
Service cost	$813	$740
Interest cost	2,329	2,183
Amortization of prior service cost	(286)	(190)
Amortization of net loss	689	543

Net periodic cost	3,545	3,276
Curtailment gain	(1,005)	—
Early retirement cost	347	—

Total cost	$2,887	$3,276

As of March 31, 2004, contributions made to the postretirement benefit plan approximated $1,400. The Corporation presently expects to contribute $6,900 to the postretirement benefit plan during 2004.

During March 2004, the Corporation received authorization from the Federal Reserve Bank of New York on the proposed reorganization to consolidate the information processing and technology functions of both Banco Popular de Puerto Rico and GM Group, Inc. into one organization, EVERTEC, INC. The effective date for the transaction was April 1, 2004. As part of this reorganization, the Corporation incurred certain curtailment gains / losses on the pension and postretirement plans related with the employees that were transferred to the new company and whose benefits were frozen. Also, the Corporation incurred certain costs related to employees of Banco Popular de Puerto Rico who elected early retirement effective March 31, 2004, as part of this reorganization.

Note 11 –	Subordinated Notes and Junior Subordinated Deferrable Interest Debentures Held by Trusts that Issued Trust Preferred Securities

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On October 31, 2003, Popular Capital Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by the Corporation, sold to institutional and retail investors $300,000 of its 6.70% Cumulative Monthly Income Trust Preferred Securities (liquidation amount twenty-five dollars per Capital Security) (“6.70% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $9,279 of Popular Capital Trust I’s 6.70% common securities (liquidation amount twenty-five dollars per common security) were used to purchase $309,279 aggregate principal amount of the Corporation’s 6.70% Junior Subordinated Deferrable Interest Debentures (the “6.70% Junior Subordinated Debentures”). The 6.70% Capital Securities are fully and unconditionally guaranteed by the Corporation. The assets of Popular Capital Trust I consisted of $309,279 of 6.70% Junior Subordinated Debentures at March 31, 2004 and the related accrued interest receivable. The 6.70% Junior Subordinated Debentures mature on November 1, 2033;

however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 6.70% Capital Securities). The 6.70% Capital Securities are traded on the NASDAQ under the symbol “BPOPN”.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) (“8.327% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I’s 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA’s 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “8.327% Junior Subordinated Debentures”). As of March 31, 2004, the Corporation had reacquired $6,000 of the 8.327% Capital Securities. The obligations of PNA under the 8.327% Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of 8.327% Junior Subordinated Debentures at March 31, 2004 (December 31, 2003 — $148,640; March 31, 2003 — $148,640) and the related accrued interest receivable. The 8.327% Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the 8.327% Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 8.327% Capital Securities).

Prior to FIN No. 46R, the issuer trusts described above were consolidated subsidiaries of the Corporation. The 8.327% Capital Securities were included in the consolidated statement of condition at March 31, 2003 under the caption “Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation,” and the retained common capital securities of the issuer trusts were eliminated against the Corporation’s investment in the issuer trust. Distributions on the Capital Securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN No. 46R, the Corporation deconsolidated these issuer trusts effective December 31, 2003. The Junior Subordinated Debentures issued by Popular, Inc. and PNA to the issuer trusts, totaling $457,919 are reflected in the Corporation’s consolidated statement of condition at March 31, 2004 and December 31, 2003 under the caption of notes payable. The Corporation recognizes interest expense on the corresponding junior subordinated debentures in the consolidated statement of income. The Corporation also recorded in the caption of other investment securities in the consolidated statement of condition at March 31, 2004 and December 31, 2003, the common securities issued by the issuer trusts.

Note 12 - Stockholders’ Equity

The authorized shares of preferred stock are nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter. Dividends on the Series A preferred stock are noncumulative and are payable monthly at an annual rate of 6.375% of the liquidation preference value of $25.00 per share.

Note 13 - Earnings per Common Share

A computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended
	March 31,
(In thousands, except share information)	2004	2003
Net income	$118,504	$99,089
Less: Preferred stock dividends	2,978	949

Net income applicable to common stock	$115,526	$98,140

Average common shares outstanding	132,998,675	132,576,589
Average potential common shares – stock options	142,477	16,156

Average common shares outstanding – assuming dilution	133,141,152	132,592,745

Basic earnings per common share	$0.87	$0.74

Diluted earnings per common share	$0.87	$0.74

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

During the quarter ended March 31, 2004, there were 435,542 weighted average antidilutive stock options outstanding (March 31, 2003 - 425,268).

Note 14 - Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the quarter ended March 31, 2004, the Corporation paid interest and income taxes amounting to $163,210 and $3,420 respectively (2003 – $206,466 and $16,604). In addition, loans receivable transferred to other real estate and other property for the quarter ended March 31, 2004 amounted to $22,007 and $7,283, respectively (2003 - $19,882 and $6,918).

Note 15 - Segment Reporting

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

The Corporation’s mortgage and consumer lending segment includes those non-banking subsidiaries whose principal activity is originating mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One, Levitt Mortgage and Popular FS, LLC.

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

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segment for the quarters ended March 31, 2004 and 2003.

	Quarter ended March 31, 2004
		Mortgage
		and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income	$232,309	$78,188	$23,017	($4,497)	$1,697	$330,714
Provision for loan losses	25,777	13,163	5,738			44,678
Other income	72,622	6,441	5,923	64,021	(3,771)	145,236
Amortization of intangibles	1,698			104		1,802
Depreciation expense	11,553	1,244	3,178	2,245	(12)	18,208
Other operating expenses	168,229	44,169	8,587	38,495	248	259,728
Income tax	15,487	8,563	4,311	5,358	(689)	33,030

Net income	$82,187	$17,490	$7,126	$13,322	($1,621)	$118,504

Segment Assets	$28,700,368	$8,768,567	$1,665,050	$7,275,056	($8,307,055)	$38,101,986

	Quarter ended March 31, 2003
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income	$228,390	$61,546	$18,682	($10,386)	$874	$299,106
Provision for loan losses	31,023	12,211	4,975			48,209
Other income	69,532	22,114	5,172	52,742	(6,745)	142,815
Amortization of intangibles	1,937			90		2,027
Depreciation expense	12,768	1,184	2,898	1,876		18,726
Other operating expenses	163,603	34,361	7,821	37,395	(291)	242,889
Net gain of minority interest		(78)				(78)
Income tax	16,517	12,916	3,209	(39)	(1,700)	30,903

Net income	$72,074	$22,910	$4,951	$3,034	($3,880)	$99,089

Segment Assets	$26,212,292	$6,192,431	$1,294,593	$7,292,138	($7,296,163)	$33,695,291

During the quarter ended March 31, 2004, the Corporation’s parent holding company realized gains on the sale of marketable equity securities of approximately $10,500 ($9,200 after-tax). These gains are included in “other income” within the “other” reportable segment category.

Intersegment Revenues *

	Quarter ended
	March 31,	March 31,
(In thousands)	2004	2003
Commercial Banking	$15,187	$16,184
Mortgage and Consumer Lending	(35,344)	(38,247)
Auto and Lease Financing	(12,394)	(13,071)
Other	34,625	41,005

Total intersegment revenues	$2,074	$5,871

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans.

Geographic Information

	Quarter ended
	March 31,	March 31,
(In thousands)	2004	2003
Revenues**
Puerto Rico	$314,120	$302,945
United States	147,468	126,283
Other	14,362	12,693

Total consolidated revenues	$475,950	$441,921

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain on sale of investment securities, trading account loss, gain on sale of loans and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Selected Balance Sheet Information:
Puerto Rico
Total assets	$23,145,469	$22,530,059	$21,946,636
Loans	11,127,324	10,792,902	10,008,443
Deposits	12,482,000	12,377,181	11,978,409
Mainland United States
Total assets	$14,181,382	$13,221,947	$11,034,161
Loans	12,153,160	11,421,958	9,473,139
Deposits	5,152,336	4,798,841	4,839,951
Other
Total assets	$775,135	$682,709	$714,494
Loans	419,850	387,332	380,300
Deposits	968,604	921,806	819,487

Note 16 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of March 31, 2004, December 31, 2003 and March 31, 2003, and the results of their operations and cash flows for the periods ended March 31, 2004 and 2003. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of February 29, 2004, November 30, 2003 and February 28, 2003, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance V.I., Inc. and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc., Equity One, Inc., BPNA, including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC, and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from Banco Popular de Puerto Rico (BPPR).

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2004, BPPR could have declared a dividend of approximately $186,495 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$86	$885	$4,224	$769,678	($37,274)	$737,599
Money market investments	92,787	300	4,277	1,273,945	(471,559)	899,750
Investment securities available-for-sale, at market value	49,150	35,088	7,766	10,100,093	(5,723)	10,186,374
Investment securities held-to-maturity, at amortized cost				260,103		260,103
Other investment securities, at cost	441,813	5,002	4,640	90,826	(300,000)	242,281
Trading account securities, at market value				675,022		675,022
Investment in subsidiaries	2,844,602	913,313	960,985	232,785	(4,951,685)
Loans held-for-sale, at lower of cost or market				345,414		345,414

Loans	94,967		2,548,597	25,804,196	(4,816,542)	23,631,218
Less – Unearned income				276,298		276,298
Allowance for loan losses				417,143		417,143

	94,967		2,548,597	25,110,755	(4,816,542)	22,937,777

Premises and equipment	10,174			483,806	(367)	493,613
Other real estate				55,224		55,224
Accrued income receivable	191		10,371	218,269	(16,480)	212,351
Other assets	46,811	31,660	2,553	747,971	9,722	838,717
Goodwill				192,174		192,174
Other intangible assets				25,587		25,587

	$3,580,581	$986,248	$3,543,413	$40,581,652	($10,589,908)	$38,101,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,904,189	($37,190)	$3,866,999
Interest bearing				15,017,587	(281,646)	14,735,941

				18,921,776	(318,836)	18,602,940
Federal funds purchased and assets sold under agreements to repurchase			$6,941	5,857,972	(181,912)	5,683,001
Other short-term borrowings	$35,000	$290	388,986	3,271,265	(998,247)	2,697,294
Notes payable	424,872	8,573	2,196,351	8,543,188	(3,778,372)	7,394,612
Subordinated notes	125,000					125,000
Other liabilities	45,953	163	46,361	578,330	(21,529)	649,278

	630,825	9,026	2,638,639	37,172,531	(5,298,896)	35,152,125

Minority interest in consolidated subsidiary				105		105

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	838,064	3,962	2	69,537	(73,501)	838,064
Surplus	315,731	700,193	619,964	1,363,998	(2,681,544)	318,342
Retained earnings	1,684,078	290,381	281,807	1,558,968	(2,133,767)	1,681,467
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)
Accumulated other comprehensive income (loss), net of tax	131,445	(17,314)	3,001	118,203	(103,890)	131,445

	2,949,756	977,222	904,774	3,409,016	(5,291,012)	2,949,756

	$3,580,581	$986,248	$3,543,413	$40,581,652	($10,589,908)	$38,101,986

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$995	$47	$2,444	$722,181	($37,577)	$688,090
Money market investments	114,297	300	56,890	1,139,713	(538,307)	772,893
Investment securities available-for-sale, at market value	56,680	35,536	6,879	9,957,584	(5,100)	10,051,579
Investment securities held-to-maturity, at amortized cost				186,821		186,821
Trading account securities, at market value				605,119		605,119
Other investment securities, at cost	441,686	5,002	4,640	81,816	(300,000)	233,144
Investment in subsidiaries	2,652,128	887,671	935,084	219,378	(4,694,261)
Loans held-for-sale, at lower of cost or market value				283,571	(11,979)	271,592

Loans	79,468		2,511,262	24,634,365	(4,611,216)	22,613,879
Less – Unearned income				283,279		283,279
Allowance for loan losses				408,542		408,542

	79,468		2,511,262	23,942,544	(4,611,216)	21,922,058

Premises and equipment	10,378			475,074		485,452
Other real estate				53,898		53,898
Accrued income receivable	205	1	11,180	181,939	(17,173)	176,152
Other assets	29,080	20,705	2,435	707,310	9,507	769,037
Goodwill				191,490		191,490
Other intangible assets				27,390		27,390

	$3,384,917	$949,262	$3,530,814	$38,775,828	($10,206,106)	$36,434,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,764,226	($37,519)	$3,726,707
Interest bearing				14,675,297	(304,176)	14,371,121

				18,439,523	(341,695)	18,097,828
Federal funds purchased and assets sold under agreements to repurchase				6,038,714	(259,727)	5,778,987
Other short-term borrowings	$35,675	$205	$175,761	2,732,405	(947,422)	1,996,624
Notes payable	424,635	8,573	2,445,336	7,737,952	(3,624,471)	6,992,025
Subordinated notes	125,000					125,000
Other liabilities	45,190	133	30,450	636,376	(22,420)	689,729

	630,500	8,911	2,651,547	35,584,970	(5,195,735)	33,680,193

Minority interest in consolidated subsidiaries				105		105

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	837,566	3,962	2	69,537	(73,501)	837,566
Surplus	312,027	678,038	619,964	1,363,998	(2,659,389)	314,638
Retained earnings	1,604,462	263,840	259,360	1,471,535	(1,997,346)	1,601,851
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income (loss), net of tax	19,014	(5,489)	(59)	(13,537)	19,085	19,014

	2,754,417	940,351	879,267	3,190,753	(5,010,371)	2,754,417

	$3,384,917	$949,262	$3,530,814	$38,775,828	($10,206,106)	$36,434,715

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$423	$11	$379	$727,524	($39,247)	$689,090
Money market investments	34,707	300	46,643	1,097,231	(170,421)	1,008,460
Investment securities available-for-sale, at market value	112,080	30,611	7,067	9,781,413	(3,100)	9,928,071
Investment securities held-to-maturity, at amortized cost				328,377	(148,640)	179,737
Other investment securities, at cost	132,967			71,436		204,403
Trading account securities, at market value				581,001		581,001
Investment in subsidiaries	2,560,556	793,749	869,816	213,593	(4,437,714)
Loans held-for-sale, at lower of cost or market				332,080	(15,039)	317,041

Loans	86,380		2,618,106	21,429,272	(4,314,237)	19,819,521
Less – Unearned income				274,680		274,680
Allowance for loan losses				383,517		383,517

	86,380		2,618,106	20,771,075	(4,314,237)	19,161,324

Premises and equipment	10,988			460,789		471,777
Other real estate				45,759		45,759
Accrued income receivable	312	1	11,891	208,656	(18,369)	202,491
Other assets	25,744	30,349	19,084	609,059	5,213	689,449
Goodwill				184,068		184,068
Other intangible assets				32,620		32,620

	$2,964,157	$855,021	$3,572,986	$35,444,681	($9,141,554)	$33,695,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,493,156	($39,185)	$3,453,971
Interest bearing				14,207,144	(23,268)	14,183,876

				17,700,300	(62,453)	17,637,847
Federal funds purchased and assets sold under agreements to repurchase			$365,733	6,434,798	(158,152)	6,642,379
Other short-term borrowings	$7,496	$115	497,944	1,847,857	(1,057,018)	1,296,394
Notes payable	119,157	8,788	1,850,153	5,987,679	(3,399,285)	4,566,492
Subordinated notes	125,000					125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	39,908	155	73,599	518,506	(22,825)	609,343

	291,561	9,058	2,787,429	32,633,140	(4,699,733)	31,021,455

Minority interest in consolidated subsidiaries				110	1,130	1,240

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	835,528	3,962	2	72,577	(76,541)	835,528
Surplus	276,056	649,543	596,964	1,335,998	(2,580,912)	277,649
Retained earnings	1,373,654	186,266	184,622	1,272,421	(1,644,902)	1,372,061
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income, net of tax	206,010	6,192	3,969	131,215	(141,376)	206,010

	2,672,596	845,963	785,557	2,811,431	(4,442,951)	2,672,596

	$2,964,157	$855,021	$3,572,986	$35,444,681	($9,141,554)	$33,695,291

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$585		$32,897	$423,819	($48,805)	$408,496
Money market investments	194	$1	120	7,880	(2,382)	5,813
Investment securities	211		193	94,392	236	95,032
Trading account securities				9,401		9,401

	990	1	33,210	535,492	(50,951)	518,742

INTEREST EXPENSE:
Deposits				79,291	(1,176)	78,115
Short-term borrowings	156	6	1,421	36,430	(5,851)	32,162
Long-term debt	8,726	56	31,837	82,753	(45,621)	77,751

	8,882	62	33,258	198,474	(52,648)	188,028

Net interest (loss) income	(7,892)	(61)	(48)	337,018	1,697	330,714
Provision for loan losses				44,678		44,678

Net interest (loss) income after provision for loan losses	(7,892)	(61)	(48)	292,340	1,697	286,036
Service charges on deposit accounts				41,082		41,082
Other service fees				70,265	(711)	69,554
Gain on sale of securities	10,535	2,206	9	283		13,033
Trading account loss				(2,166)		(2,166)
Gain on sales of loans				9,223	(2,955)	6,268
Other operating income	1,478	1,755		14,337	(105)	17,465

	4,121	3,900	(39)	425,364	(2,074)	431,272

OPERATING EXPENSES:
Personnel costs:
Salaries		81		101,458	25	101,564
Profit sharing				5,682		5,682
Pension and other benefits		18		33,300		33,318

		99		140,440	25	140,564
Net occupancy expenses		3		21,042		21,045
Equipment expenses				27,190	(10)	27,180
Other taxes	358			9,134		9,492
Professional fees	294	1	84	19,853	(146)	20,086
Communications	10			15,435	(12)	15,433
Business promotion				16,391		16,391
Printing and supplies				4,571		4,571
Other operating expenses	138	23	133	22,501	379	23,174
Amortization of intangibles				1,802		1,802

	800	126	217	278,359	236	279,738

Income (loss) before income tax and equity in earnings of subsidiaries	3,321	3,774	(256)	147,005	(2,310)	151,534
Income tax	1,317		390	32,012	(689)	33,030

Income (loss) before equity in earnings of subsidiaries	2,004	3,774	(646)	114,993	(1,621)	118,504
Equity in earnings of subsidiaries	116,500	22,767	23,093	13,466	(175,826)

NET INCOME	$118,504	$26,541	$22,447	$128,459	($177,447)	$118,504

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$1,538		$36,450	$394,242	($54,297)	$377,933
Money market investments	47	$2	39	18,525	(11,250)	7,363
Investment securities	444		198	112,096	(2,937)	109,801
Trading account securities				8,185		8,185

	2,029	2	36,687	533,048	(68,484)	503,282

INTEREST EXPENSE:
Deposits				94,192	(155)	94,037
Short-term borrowings	203		5,094	54,810	(19,318)	40,789
Long-term debt	4,582	57	42,904	71,693	(49,886)	69,350

	4,785	57	47,998	220,695	(69,359)	204,176

Net interest (loss) income	(2,756)	(55)	(11,311)	312,353	875	299,106
Provision for loan losses				48,209		48,209

Net interest (loss) income after provision for loan losses	(2,756)	(55)	(11,311)	264,144	875	250,897
Service charges on deposit accounts				39,851	(12)	39,839
Other service fees				70,515	(1,162)	69,353
(Loss) gain on sale of securities			(27)	1,441		1,414
Trading account loss				(937)		(937)
Gain on sales of loans				20,779	(4,190)	16,589
Other operating income	4,320	1,633		11,984	(1,380)	16,557

	1,564	1,578	(11,338)	407,777	(5,869)	393,712

OPERATING EXPENSES:
Personnel costs:
Salaries		78		95,957	1	96,036
Profit sharing				6,245		6,245
Pension and other benefits		17		30,051		30,068

		95		132,253	1	132,349
Net occupancy expenses		3		20,457		20,460
Equipment expenses				26,350		26,350
Other taxes	291			9,261		9,552
Professional fees	209	5	71	18,567	(76)	18,776
Communications	8			14,689		14,697
Business promotion				15,970		15,970
Printing and supplies				4,743		4,743
Other operating expenses	66	23	131	18,715	(217)	18,718
Amortization of intangibles				2,027		2,027

	574	126	202	263,032	(292)	263,642

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	990	1,452	(11,540)	144,745	(5,577)	130,070
Income tax			(4,051)	36,654	(1,700)	30,903
Net earnings of minority interest				(78)		(78)

Income (loss) before equity in earnings of subsidiaries	990	1,452	(7,489)	108,013	(3,877)	99,089
Equity in earnings of subsidiaries	98,099	13,940	21,154	12,105	(145,298)

NET INCOME	$99,089	$15,392	$13,665	$120,118	($149,175)	$99,089

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	Other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$118,504	$26,541	$22,447	$128,459	($177,447)	$118,504

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(116,500)	(22,767)	(23,093)	(13,466)	175,826
Depreciation and amortization of premises and equipment	203			18,017	(12)	18,208
Provision for loan losses				44,678		44,678
Amortization of intangibles				1,802		1,802
Net gain on sale of investment securities	(10,535)	(2,206)	(9)	(283)		(13,033)
Net loss on disposition of premises and equipment				18		18
Net gain on sale of loans, excluding loans held-for-sale				(1,318)		(1,318)
Net amortization of premiums and accretion of discounts on investments				10,004		10,004
Net amortization of deferred loan origination fees and costs				22,789		22,789
Earnings from investments under the equity method	(494)	(1,650)				(2,144)
Stock options expense	70			586	23	679
Net increase in loans held-for-sale				(78,664)		(78,664)
Net increase in trading securities				(69,247)		(69,247)
Net decrease (increase) in accrued income receivable	14	1	809	(36,330)	(693)	(36,199)
Net increase in other assets	(16,671)	(22,215)	(150)	(2,572)	253	(41,355)
Net increase in interest payable	2,325	57	15,157	6,587	692	24,818
Net increase in deferred and current taxes	1,317		510	20,656	(690)	21,793
Net increase in postretirement benefit obligation				2,693		2,693
Net increase (decrease) in other liabilities	348	(27)	140	(39,118)	398	(38,259)

Total adjustments	(139,923)	(48,807)	(6,636)	(113,168)	175,797	(132,737)

Net cash (used in) provided by operating activities	(21,419)	(22,266)	15,811	15,291	(1,650)	(14,233)

Cash flows from investing activities:
Net decrease (increase) in money market investments	21,510		52,613	(134,232)	(66,748)	(126,857)
Purchases of investment securities:
Available-for-sale			(1,500)	(1,221,518)	72,465	(1,150,553)
Held-to-maturity				(246,562)		(246,562)
Other	(126)			(9,011)		(9,137)
Proceeds from calls, paydowns, maturities and redemption of investment securities:
Available-for-sale				1,173,082	(71,843)	1,101,239
Held-to-maturity				173,383		173,383
Proceeds from sale of investment securities available-for-sale	9,898	864	1,009	3,044		14,815
Net disbursements on loans	(15,500)		(37,334)	(252,440)	193,347	(111,927)
Proceeds from sale of loans				31,753		31,753
Acquisition of loan portfolios				(1,059,908)		(1,059,908)
Capital contribution to subsidiary	(559)				559
Acquisition of premises and equipment				(26,884)	379	(26,505)
Proceeds from sale of premises and equipment				118		118
Dividends received from subsidiary	41,025				(41,025)

Net cash provided by (used in) investing activities	56,248	864	14,788	(1,569,175)	87,134	(1,410,141)

Cash flows from financing activities:
Net increase in deposits				480,312	22,859	503,171
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase			6,941	(180,742)	77,815	(95,986)
Net (decrease) increase in other short-term borrowings	(675)	85	213,225	538,860	(50,825)	700,670
Net proceeds from (payments of) notes payable and capital securities	279		(248,985)	805,235	(153,900)	402,629
Dividends paid to parent company				(41,025)	41,025
Dividends paid	(38,865)					(38,865)
Proceeds from issuance of common stock	3,523					3,523
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		22,155			(22,155)

Net cash (used in) provided by financing activities	(35,738)	22,240	(28,819)	1,601,381	(85,181)	1,473,883

Net (decrease) increase in cash and due from banks	(909)	838	1,780	47,497	303	49,509
Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$86	$885	$4,224	$769,678	($37,274)	$737,599

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	Other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$99,089	$15,392	$13,665	$120,118	($149,175)	$99,089

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(98,099)	(13,940)	(21,154)	(12,105)	145,298
Depreciation and amortization of premises and equipment	203			18,523		18,726
Provision for loan losses				48,209		48,209
Amortization of intangibles				2,027		2,027
Net loss (gain) on sale of investment securities			27	(1,441)		(1,414)
Net loss on disposition of premises and equipment				397		397
Net gain on sale of loans, excluding loans held-for-sale				(3,004)		(3,004)
Net amortization of premiums and accretion of discounts on investments				5,071		5,071
Net amortization of deferred loan origination fees and costs				11,777		11,777
Earnings from investments under the equity method	(313)	(1,528)				(1,841)
Stock options expense	33			694		727
Net decrease in loans held-for-sale				139,476	(1,195)	138,281
Net increase in trading securities				(119,365)		(119,365)
Net (increase) decrease in accrued income receivable	(18)	1		(14,284)	(3,641)	(17,942)
Net (increase) decrease in other assets	(6,322)	3	(28)	9,331	(960)	2,024
Net increase (decrease) in interest payable	135	57	9,661	(15,846)	3,703	(2,290)
Net increase (decrease) in deferred and current taxes	2,672		(1,076)	10,532	(2,688)	9,440
Net increase in postretirement benefit obligation				2,477		2,477
Net increase (decrease) in other liabilities	734	(69)	(3,740)	(47,904)	2,600	(48,379)

Total adjustments	(100,975)	(15,476)	(16,310)	34,565	143,117	44,921

Net cash (used in) provided by operating activities	(1,886)	(84)	(2,645)	154,683	(6,058)	144,010

Cash flows from investing activities:
Net (increase) decrease in money market investments	(31,770)		(36,935)	153,763	1,128	86,186
Purchases of investment securities:
Available-for-sale			(13,779)	(1,420,103)	179,203	(1,254,679)
Held-to-maturity				(140,522)		(140,522)
Other				(100)		(100)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,705,848	(181,103)	1,524,745
Held-to-maturity				141,628		141,628
Other				16,481		16,481
Proceeds from sale of investment securities available-for-sale			13,583	24,500		38,083
Net repayments (disbursements) on loans	81,143		(44,884)	(120,462)	7,738	(76,465)
Proceeds from sale of loans				81,610		81,610
Acquisition of loan portfolios				(495,712)		(495,712)
Capital contribution to subsidiaries	(180,000)	(157,000)			337,000
Acquisition of premises and equipment				(29,943)		(29,943)
Proceeds from sale of premises and equipment				220		220
Dividends received from subsidiary	26,100				(26,100)

Net cash used in investing activities	(104,527)	(157,000)	(82,015)	(82,792)	317,866	(108,468)

Cash flows from financing activities:
Net increase in deposits				20,811	3,743	24,554
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(10,300)		(133,150)	127,310	(26,032)	(42,172)
Net (decrease) increase in other short-term borrowings	(21,695)	25	58,892	(629,614)	185,224	(407,168)
Net (payments of) proceeds from notes payable and capital securities	(18,620)		1,136	469,693	(184,570)	267,639
Dividends paid to parent company				(26,100)	26,100
Dividends paid	(27,440)					(27,440)
Proceeds from issuance of common stock	3,916					3,916
Proceeds from issuance of preferred stock	180,651				1,593	182,244
Treasury stock acquired				(581)		(581)
Capital contribution from parent		157,000	157,000		(314,000)

Net cash provided by (used in) financing activities	106,512	157,025	83,878	(38,481)	(307,942)	992

Net increase (decrease) in cash and due from banks	99	(59)	(782)	33,410	3,866	36,534
Cash and due from banks at beginning of period	324	70	1,161	694,114	(43,113)	652,556

Cash and due from banks at end of period	$423	$11	$379	$727,524	($39,247)	$689,090

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE A
Financial Highlights

Balance Sheet Highlights	At March 31,			Average for the first quarter
(In thousands)	2004	2003	Change	2004	2003	Change
Money market investments	$899,750	$1,008,460	($108,710)	$755,883	$972,373	($216,490)
Investment and trading securities	11,363,780	10,893,212	470,568	11,097,282	10,909,397	187,885
Loans	23,700,334	19,861,882	3,838,452	22,979,153	19,537,968	3,441,185
Total assets	38,101,986	33,695,291	4,406,695	36,915,835	33,158,518	3,757,317
Deposits	18,602,940	17,637,847	965,093	18,245,681	17,526,977	718,704
Borrowings	15,899,907	12,774,265	3,125,642	15,315,317	12,797,395	2,517,922
Stockholder’s equity	2,949,756	2,672,596	277,160	2,776,307	2,314,620	461,687

Operating Highlights	First Quarter
(In thousands, except per share information)	2004	2003	Change
Net interest income	$330,714	$299,106	$31,608
Provision for loan losses	44,678	48,209	(3,531)
Fees and other income	145,236	142,815	2,421
Other expenses, net of minority interest	312,768	294,623	18,145
Net income	$118,504	$99,089	$19,415
Net income applicable to common stock	$115,526	$98,140	$17,386
Earnings per common share	$0.87	$0.74	$0.13

Selected Statistical	First Quarter
Information	2004		2003
Common Stock Data - Market price
High	$48.10		$34.97
Low	43.00		31.95
End	43.10		33.99
Book value at period end	20.78		18.75
Dividends declared	0.27		0.20
Dividend payout ratio	31.06%		27.45%
Price/earnings ratio	11.97	x	12.50	x
Profitability Ratios - Return on assets	1.29%		1.21%
Return on common equity	17.95		17.39
Net interest spread (taxable equivalent)	3.76		3.74
Net interest yield (taxable equivalent)	4.12		4.17
Effective tax rate	21.80		23.76
Overhead ratio*	40.67		40.40
Efficiency ratio **	60.15		59.72
Capitalization Ratios - Equity to assets	7.52		6.98
Tangible equity to assets	6.97		6.37
Equity to loans	12.08		11.85
Internal capital generation	11.47		12.09
Tier I capital to risk – adjusted assets	12.51		10.96
Total capital to risk – adjusted assets	13.99		12.67
Leverage ratio	7.98		7.02

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring non-interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the Corporation). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis. The Corporation is a financial holding company, which offers a wide range of products and services to consumer and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation’s subsidiaries are engaged in the following businesses:

-	Commercial Banking – Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

-	Auto Loans and Lease Financing – Popular Auto, Inc. and Popular Leasing, U.S.A.

-	Mortgage and Consumer Lending – Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc., Levitt Mortgage Corporation and Popular FS, LLC

-	Broker / Dealer – Popular Securities, Inc.

-	Processing and Information Technology Services and Products – EVERTEC, INC., ATH Costa Rica and CreST, S.A.

-	Retail Financial Services – Popular Cash Express, Inc.

-	Insurance - Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc., Popular Insurance V.I., Inc. and Popular RE, Inc.

2004 FIRST QUARTER HIGHLIGHTS

-	Net income for the first quarter of 2004 reached $118.5 million, an increase of $19.4 million, or 20%, from $99.1 million in the first quarter of 2003. Earnings per common share (EPS), basic and diluted, for the quarter were $0.87, up 18% compared with $0.74 in the first quarter of 2003. The Corporation’s return on assets (ROA) and return on common equity (ROE) for the first quarter of 2004 were 1.29% and 17.95%, respectively, compared with 1.21% and 17.39%, respectively, for the same period in 2003.

-	Net interest income, the main source of income for the Corporation, reached $330.7 million in the first quarter of 2004, from $299.1 million in the same quarter of 2003. Average earning assets increased $3.4 billion, driven by an increase in the average loan portfolio. The increase in the volume of earning assets was funded mainly through a higher average volume of borrowings and interest-bearing deposits, which together rose $2.8 billion, mainly in the form of secured borrowings. The net interest margin, on a taxable equivalent basis, for the first quarter of 2004 was 4.12%, compared with 4.17% for the quarter ended March 31, 2003.

-	Non-interest income totaled $145.2 million for the first quarter of 2004, compared with $142.8 million for the same period in the previous year, an increase of $2.4 million, or 2%. This increase was mostly associated with higher gains in the sale of marketable equity securities by $11.6 million, partially offset by lower gains on the sale of loans by $10.3 million, mainly in mortgage loans.

-	The provision for loan losses totaled $44.7 million, or 112% of net charge-offs, for the first quarter of 2004, compared with $48.2 million, or 125%, in the same period of 2003. Net charge-offs for the quarter ended March 31, 2004 totaled $40.0 million, or 0.70% of average loans, compared with $38.4 million, or 0.79% in the same quarter of 2003.

-	The Corporation’s operating expenses were $279.7 million in the first quarter of 2004, compared with $263.6 million in the quarter ended March 31, 2003, an increase of $16.1 million, or 6%. Categories with the largest increases included personnel costs, professional fees and other operating expenses.

-	Popular, Inc.’s total assets at March 31, 2004 amounted to $38.1 billion, compared with $33.7 billion at March 31, 2003, a 13% growth. The increase was mainly driven by an increase in loans of $3.8 billion, mainly in mortgage loans. Also, investment and trading securities increased by $471 million since March 31, 2003.

-	Deposits totaled $18.6 billion at March 31, 2004, compared with $17.6 billion at March 31, 2003, an increase of $1.0 billion, or 5%. The increase was reflected in all deposit categories including demand, savings and time deposits.

-	Effective on April 1, 2004, the Corporation announced the creation of a new company, EVERTEC, INC. This company will conduct the operations previously conducted by GM Group, the Corporation’s electronic transaction and processing subsidiary, as well as the operational and programming services of BPPR. This initiative is part of Popular, Inc.’s strategic objectives to provide added value to our customers by offering integrated technological solutions and financial transaction processing. It will also allow the Corporation to strengthen its services through substantial growth in the processing area and the development of new technological services in Puerto Rico, the Caribbean, Central America and the United States.

-	In March 2004, Popular, Inc. and Quaker City Bancorp, Inc. jointly announced the signing of a definitive merger agreement pursuant to which Popular, Inc. will acquire all of the common stock of Quaker City Bancorp. The acquisition, subject to regulatory approval, the approval of Quaker City Bancorp’s stockholders and other customary closing conditions, is expected to be completed in the third calendar quarter of 2004. Quaker City Bancorp is a savings and loan holding company for Quaker City Bank, based in Whittier, California. Quaker City Bank operates 27 retail full-service branches in Southern California. At December 31, 2003, Quaker City Bancorp reported total assets of $1.8 billion and total deposits of $1.1 billion. Also, during the quarter, Popular, Inc. acquired an additional equity stake in Consorcio de Tarjetas Dominicanas in the Dominican Republic, the leading payment network in that country. In addition, Popular increased its equity stake in Banco Hipotecario Dominicano in the Dominican Republic from 17.2% to 20%.

-	The closing price of the Corporation’s common stock at March 31, 2004 was $43.10 per common share, compared with $33.99 at March 31, 2003, an increase of 27%. The Corporation’s market capitalization at March 31, 2004 was $5.7 billion, compared with $4.5 billion at March 31, 2003.

-	During the first quarter of 2004, Popular, Inc.’s Board of Directors declared a cash dividend of $0.27 per common share, payable on April 1, 2004 to shareholders of record on March 12, 2004.

-	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.

CRITICAL ACCOUNTING POLICIES

The accounting policies followed by the Corporation and its subsidiaries, and the methods of applying these policies, conform with generally accepted accounting principles in the United States and to general practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates and assumptions are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2003 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2003, except for the matter described herein.

Effective for the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status when payments of principal or interest are delinquent 90 days rather than 60 days, its prior practice. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, non-performing assets would have been $30 million higher than reported in this Form 10-Q for the quarter ended March 31, 2004. The estimated impact of the new adopted practice in the Corporation’s interest income for the quarter ended March 31, 2004 approximated $0.3 million. Refer to the Credit Risk Management and Loan Quality section for a more detailed analysis of the impact of the change in the non-accruing policy for commercial and construction loans.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2004 reached $330.7 million, an 11% increase compared with $299.1 million for the same quarter of 2003. On a taxable equivalent basis, net interest income increased to $358.4 million, from $327.0 million in the same quarter of 2003, an improvement of $31.4 million, or 10%.

Table B presents the different components of the Corporation’s net interest income for the quarters ended March 31, 2004 and 2003, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and the Puerto Rico Commonwealth and its agencies, generate interest, which is partially exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended March 31, 2004

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2004	2003	Variance	2004	2003	Variance		2004	2003	Variance	Rate	Volume
($ In millions)							(In thousands)
$756	$972	($216)	3.09%	3.07%	0.02%	Money market investments	$5,813	$7,363	($1,550)	($1)	($1,549)
10,437	10,321	116	4.56	5.24	(0.68)	Investment securities	118,913	135,150	(16,237)	(19,805)	3,568
660	589	71	6.09	5.78	0.31	Trading	9,987	8,392	1,595	536	1,059

11,853	11,882	(29)	4.55	5.09	(0.54)		134,713	150,905	(16,192)	(19,270)	3,078

						Loans:
8,558	8,025	533	5.71	6.22	(0.51)	Commercial	121,511	122,996	(1,485)	(9,378)	7,893
1,082	885	197	9.09	10.69	(1.60)	Leasing	24,598	23,655	943	(3,854)	4,797
10,045	7,521	2,524	6.91	7.57	(0.66)	Mortgage	173,514	142,381	31,133	(13,336)	44,469
3,294	3,107	187	11.22	11.83	(0.61)	Consumer	92,115	91,206	909	(2,660)	3,569

22,979	19,538	3,441	7.18	7.83	(0.65)		411,738	380,238	31,500	(29,228)	60,728

$34,832	$31,420	$3,412	6.29%	6.80%	(0.51%)	Total earning assets	$546,451	$531,143	$15,308	($48,498)	$63,806

						Interest bearing deposits:
$2,632	$2,553	$79	1.05%	1.69%	(0.64%)	NOW and money market	$6,887	$10,662	($3,775)	($4,108)	$333
5,323	5,119	204	1.03	1.66	(0.63)	Savings	13,640	20,972	(7,332)	(8,164)	832
6,622	6,590	32	3.50	3.84	(0.34)	Time deposits	57,588	62,403	(4,815)	(5,384)	569

14,577	14,262	315	2.16	2.67	(0.51)		78,115	94,037	(15,922)	(17,656)	1,734

8,063	8,284	(221)	1.60	2.00	(0.40)	Short-term borrowings	32,162	40,789	(8,627)	(5,263)	(3,364)
7,252	4,513	2,739	4.31	6.23	(1.92)	Medium and long-term debt	77,751	69,350	8,401	(26,566)	34,967

29,892	27,059	2,833	2.53	3.06	(0.53)	Total Interest bearing liabilities	188,028	204,176	(16,148)	(49,485)	33,337
3,669	3,265	404				Demand deposits
1,271	1,096	175				Other sources of funds

$34,832	$31,420	$3,412	2.17%	2.63%	(0.46%)

			4.12%	4.17%	(0.05%)	Net interest margin and

						Net Interest income on a taxable equivalent basis	358,423	326,967	31,456	$987	$30,469

			3.76%	3.74%	0.02%	Net interest spread

						Taxable equivalent adjustment	27,709	27,861	(152)

						Net interest income	$330,714	$299,106	$31,608

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The improvement in net interest income, on a taxable equivalent basis, for the first quarter of 2004 was attributable mostly to a $3.4 billion increase in average earning assets, compared with the same quarter in 2003. This rise was motivated mainly by an increase of $3.4 billion in the average loan portfolio, principally related to mortgage loans. The increase of $2.5 billion in the average mortgage loan portfolio, compared with the quarter ended March 31, 2003, was mostly due to an increase in loans acquired, which is part of the Corporation’s strategy to grow earning assets prudently and use its capital effectively. Commercial loans also grew on average by $533 million, or 7%. Consumer loans increased by $187 million, mainly in auto loans, while the lease financing portfolio increased on average by 22%, or $197 million, both rises related to campaigns to attract customers and sales efforts. Investment securities rose on average by $116 million, mostly in U.S. Treasury securities and obligations of U.S. agencies and Puerto Rico, states and political subdivisions, partly offset by declines in collateralized mortgage obligations due in part to higher prepayment activity. The trading portfolio increased on average by $71 million, mainly in mortgage-

backed securities, while money market investments decreased on average by $216 million, mostly in the form of federal funds sold and resale agreements.

The average yield on earning assets, on a taxable equivalent basis, declined 51 basis points from 6.80% in the first quarter of 2003 to 6.29% for the same period in 2004. The average yield on the investment portfolio decreased by 68 basis points, due to prepayments of collateralized mortgage obligations and to the maturities of securities with higher yields that were replaced during a declining interest rate scenario. On the other hand, the yield in the trading portfolio increased by 31 basis points, mainly due to a higher proportion of mortgage-backed securities in the portfolio. The average yield on the loan portfolio decreased by 65 basis points. The commercial loans yield, including construction loans, fell by 51 basis points due to new loan growth and repricing in a declining rate environment. As of March 31, 2004, approximately 57% of the commercial and construction loan portfolios had floating or adjustable rates. The average yield on mortgage loans also declined 66 basis points, mainly due to the current interest rate scenario, higher loan prepayments of high rate mortgages and refinancing at current rates, while the consumer loans yield declined 61 basis points, due in part to the interest rate scenario, coupled with promotional campaigns with lower rates for auto and personal loans. The lease financing yield declined 160 basis points, associated with the rate scenario and with the purchase of approximately $138 million in equipment leases by the Corporation in mid-year 2003, which has a lower average yield than that of the Corporation’s remaining lease financing portfolio.

Interest-bearing liabilities for the first quarter of 2004, increased on average by $2.8 billion, or 10%, compared with the same quarter in 2003. Average interest-bearing deposits increased by $315 million, or 2%, while average borrowings rose by $2.5 billion, or 20%. Savings deposits increased on average by $204 million, while NOW and money market deposits increased by $79 million and time deposits increased by $32 million. Within this latter category, brokered deposits declined on average by $142 million.

Average short-term borrowings, comprised mostly of repurchase agreements and federal funds, decreased by $221 million in the first quarter of 2004, compared with the same quarter in the previous year, while longer-term borrowings increased by $2.7 billion, or 61%. The increase in long-term debt, which is debt with an original maturity of more than one year, was principally due to the issuance of asset-backed securities supported by residential mortgage loans, and to the issuance during 2003 of $1.1 billion in fixed-rate five-year notes and of $300 million in junior subordinated debentures.

The average cost of interest-bearing liabilities for the quarter ended March 31, 2004 declined by 53 basis points, compared with the same quarter of 2003. The principal factors to the decrease were revisions made to interest rates on interest-bearing deposits, and the impact of the low interest rate environment on the repricing of borrowed funds. Also, the first quarter of 2003 was impacted by higher losses related to derivative transactions. Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” the Corporation included as part of interest expense, $0.1 million and $10.7 million in derivative losses, for the quarters ended March 31, 2004 and 2003, respectively.

The Corporation’s net interest margin, on a taxable equivalent basis, for the first quarter of 2004 decreased by 5 basis points to 4.12%, compared with 4.17% for the same quarter in the previous year. The net interest margin is determined by dividing taxable equivalent net interest income by average earning assets. The net interest spread, which is the difference between the yield on earning assets and the interest rate paid on interest-bearing liabilities, increased by 2 basis points, from 3.74% in the first quarter of 2003 to 3.76% in the same quarter of 2004. The increase in net interest spread, resulted in part from a decrease in the cost of interest-bearing liabilities, partially offset by a reduction in the yield on earning assets. The contraction in the net interest margin for the quarter ended March 31, 2004 was partly attributed to a reduction in the contribution of non-interest bearing funding, which was reduced to 36 basis points in the first quarter of 2004, from 43 basis points in the quarter ended March 31, 2003, despite the benefits of a $0.4 billion increase in average demand deposits and a $0.2 billion increase in other sources of non-interest bearing funds, which include the issuance of preferred stock in 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings necessary to maintain the allowance for loan losses at a level that reflects management’s assessment of the adequacy to absorb probable losses inherent in the loan portfolio taking into account loan impairment and net charge-offs. The Corporation’s provision for loan losses for the quarter ended March 31, 2004 was $44.7 million, compared with $48.2 million in the first quarter of 2003, a decrease of $3.5 million, or 7%. The provision for loan losses represented 112% of net charge-offs for the quarter ended March 31, 2004, compared with 125% in the first quarter of 2003. Net charge-offs for the first quarter of 2004 were $40.0 million, or 0.70% of average loans, compared with $38.4 million, or 0.79% for the same quarter in 2003. Refer to the Credit Risk Management and Loan Quality section for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

NON-INTEREST INCOME

Non-interest income amounted to $145.2 million for the first quarter of 2004, an increase of $2.4 million, or 2%, compared with $142.8 million for the first quarter of 2003. Service charges on deposit accounts reached $41.1 million for the quarter ended March 31, 2004, an increase of $1.2 million, or 3%, over the same quarter of 2003. This rise was mostly derived from commercial accounts, particularly commercial account analysis fees, along with charges related to returned checks and ATM services, partially offset by lower fees on accounts with non-sufficient funds.

Other service fees totaled $69.6 million for the first quarter of 2004, an increase of $0.2 million from the same quarter of 2003. Refer to Table C for a breakdown of other service fees by major categories. Debit and credit card fees rose by $1.1 million, or 4%, mostly driven by higher transactional volume. Processing income reached $10.5 million, an increase of 8%, associated in part with services that include analysis, design and implementation of new technologies to support telecommunications infrastructure and information systems of certain major clients and higher ATM network fees. Income derived from the sale and administration of investment products rose by $0.8 million, or 17%, mostly related to assets under management. Insurance agency commissions increased $0.8 million, or 12%, attributed to new strategic business initiatives which intent to capitalize on the Corporation’s broad delivery channels and client base, which have resulted in higher premium volume. Other fees amounted to $7.6 million for the quarter ended March 31, 2004, a decrease of $3.8 million, or 33%, compared with the same period in 2003. This decline was partly associated with lower mortgage brokered services and lower origination and late payment fees.

TABLE C
Other Service Fees

	First Quarter
(In thousands)	2004	2003	Change
Other service fees:
Credit card fees and discounts	$15,804	$15,265	$539
Debit card fees	12,278	11,672	606
Processing fees	10,489	9,713	776
Other fees	7,635	11,459	(3,824)
Insurance fees	7,035	6,263	772
Check cashing fees	6,591	6,576	15
Sale and administration of investment products	5,337	4,556	781
Trust fees	2,457	2,013	444
Mortgage servicing fees, net of amortization	1,928	1,836	92

Total other service fees	$69,554	$69,353	$201

Trading losses amounted to $2.2 million for the quarter ended March 31, 2004, compared with trading losses of $0.9 million in the same quarter of 2003. The losses incurred during 2004 resulted mostly from increased prices on forward sales hedges to protect the trading portfolio and to changes in the market value of certain mortgage-backed securities held for trading purposes.

Gains on sale of investment securities totaled $13.0 million for the quarter ended March 31, 2004, compared with gains of $1.4 million for the first quarter of 2003. The gains realized during 2004 were mainly attributed to the sale of marketable equity securities, while the gains in 2003 were mostly associated with the sale of mortgage-backed securities.

Gain on sale of loans, including loans held-for-sale, totaled $6.3 million in the first quarter of 2004, a decrease of $10.3 million, or 62%, compared with $16.6 million in the same quarter of 2003. This decrease was mostly related to lower volume of loans sold.

For the quarter ended March 31, 2004, other operating income amounted to $17.5 million, compared with $16.6 million in the same period of 2003, an increase of $0.9 million, or 5%. The increase in other operating income was mostly associated with a $1.6 million gain realized on the cancellation of certain collateralized mortgage obligations in which the Corporation was the owner of the residual certificates outstanding. Also, the favorable variance in other operating income was derived from higher revenues in the daily auto rental business and higher income earned from the bank-owned life insurance program. This favorable variance was partially offset by lower management fees and dividend income received from the Corporation’s investment in Telecomunicaciones de Puerto Rico, lower investment banking fees as a result of lower volume of new transactions in the Puerto Rico market and a $1.4 million write-down related to interest-only strips, in which the decline in the fair value was considered other than temporary.

OPERATING EXPENSES

For the first quarter of 2004, the Corporation’s operating expenses amounted to $279.7 million, an increase of $16.1 million, or 6%, compared with $263.6 million in the same period of 2003.

Personnel costs, which represented approximately 50% of total operating expenses, amounted to $140.6 million in the first quarter of 2004, an increase of $8.3 million, or 6%, compared with $132.3 million in the same period last year. The increase in personnel costs was due to higher total salaries, resulting mostly from annual merit increases, higher bonuses and increased headcount. Full-time equivalent employees totaled 11,457 at March 31, 2004, an increase of 310 employees from March 31, 2003. Also, contributing to the increase in personnel costs were $2.4 million in early-retirement window costs and net curtailment gains associated with the realignment of the Corporation’s processing and technology operations. This realignment resulted in certain plan amendments and the transfer of employees from BPPR to EVERTEC, the new processing subsidiary.

Other operating expenses, excluding personnel costs, amounted to $139.2 million for the first quarter of 2004, an increase of $7.9 million, or 6%, compared with the same period in 2003. This rise was mainly reflected in the categories of other operating expenses, professional fees and equipment expenses. The increase in other operating expenses of $4.5 million, or 24%, was mostly associated with higher real estate costs related to foreclosed residential mortgage properties, insurance costs due to increased premium costs, and provisions to strengthen the reserve for sundry losses. Professional fees increased by $1.3 million, mainly due to higher collection expenses and computer services fees, partially offset by lower legal expenses. Equipment expenses rose by $0.8 million, mainly due to higher software packages expenses to support business processes.

INCOME TAX

Income tax expense for the quarter ended March 31, 2004 amounted to $33.0 million, an increase of $2.1 million, or 7%, from $30.9 million in the same quarter of 2003. The increase was primarily due to higher pretax earnings for the current period, partially offset by higher benefits from net tax-exempt interest income. The effective tax rate for the quarter ended March 31, 2004 was 21.80%, compared with 23.76% in the same quarter of the previous year. The first quarter of 2004 was also impacted by an increase in gains on the sale of securities which are subject to a preferential tax rate on capital gains.

BALANCE SHEET COMMENTS

The Corporation’s total assets at March 31, 2004 reached $38.1 billion, an increase of $4.4 billion, or 13%, compared with $33.7 billion a year earlier. At December 31, 2003, total assets were $36.4 billion. Earning assets totaled $36.0 billion at March 31, 2004, compared with $31.8 billion and $34.5 billion at March 31, 2003 and December 31, 2003, respectively.

The investment portfolio, excluding trading securities, totaled $10.7 billion at March 31, 2004, an increase of $0.2 billion, or 2%, compared with $10.5 billion at December 31, 2003. Total investment securities at March 31, 2003 were $10.3 billion. Notes 3 and 4 to the consolidated financial statements presents the breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios.

At March 31, 2004, loans, including loans held-for-sale, totaled $23.7 billion, an increase of $1.1 billion, or 5%, from December 31, 2003. The breakdown of the Corporation’s loan portfolio by major loan categories is presented in Table D. Mortgage loans rose $0.8 billion, or 8%, from the end of 2003, mainly in the form of portfolio acquisitions. Consumer loans rose $161 million, or 5%, from December 31, 2003, mostly in personal and auto loans which resulted from promotional campaigns with competitive rates and sales efforts. The lease financing and commercial, including construction, loan portfolios increased by $48 million and $92 million, respectively, from the end of 2003. Total loans at March 31, 2003 were $19.9 billion. The increase of $2.7 billion in mortgage loans from March 31, 2003 to the same date in 2004 represented 70% of the growth in total loans in that period. Commercial and construction loans accounted for 17% of the total growth.

TABLE D
Loans Ending Balances

	March 31,	December 31,	March 31,
(In thousands)	2004	2003	2003
Commercial, industrial and agricultural	$8,297,800	$8,235,683	$7,768,938
Construction	364,969	335,482	245,289
Lease financing	1,101,987	1,053,821	885,286
Mortgage *	10,506,283	9,708,536	7,819,121
Consumer	3,429,295	3,268,670	3,143,248

Total	$23,700,334	$22,602,192	$19,861,882

* Includes loans held-for-sale.

Other assets totaled $839 million at March 31, 2004, an increase of $70 million, or 9%, from December 31, 2003, and $149 million, or 22%, from March 31, 2003. The growth in other assets since December 31, 2003 was mostly associated with deferred tax assets, increased participation in certain equity investments, securitization advances and other related assets. The increase since March 31, 2003 was also related to the securitization advances and other related assets, equity investments and assets associated with the bank-owned life insurance program.

At March 31, 2004, total deposits amounted to $18.6 billion, compared with $18.1 billion a December 31, 2003, an increase of $505 million, or 3%. Demand and savings deposits increased $140 million, or 4%, and $115 million, or 1%, respectively, when compared with December 31, 2003. Time deposits increased by $250 million, or 4%, which include a rise of $119 million, or 19%, in brokered certificates of deposit. Total deposits at March 31, 2003 were $17.6 billion. Since March 31, 2003 to the same date in 2004, demand, savings and time deposits rose $413 million, $267 million and $285 million, respectively. Included in the latter category were lower brokered certificates of deposit by $43 million.

Borrowed funds, including subordinated notes and capital securities, increased $1.0 billion, or 7%, from $14.9 billion at December 31, 2003 to $15.9 billion at March 31, 2004. The increase in borrowed funds since the end of 2003 was mainly in the form of secured borrowings, supported by residential mortgage loans, and short-term borrowings. During the quarter ended March 31, 2004, Equity One tapped the asset-backed securities market with an offering of approximately $0.9 billion. The transaction was accounted for as a secured borrowing since it did not qualify as a sale of loans under the criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Borrowed funds totaled $12.8 billion at March 31, 2003. The increase in borrowed funds of $3.1 billion since March 31, 2003 to the same date in 2004 included secured borrowings, medium-term notes, junior subordinated debentures derived from the issuance of trust preferred securities and short-term sources of funds, including term funds and funds raised through available lines of credit.

At March 31, 2004, the Corporation’s stockholders’ equity was $2.9 billion, compared with $2.8 billion at December 31, 2003. The increase since the end of 2003 was related to earnings retention, coupled with a $112 million increase in accumulated other comprehensive income, mainly associated with higher unrealized gains on the available-for-sale investment portfolio. Also, included in accumulated other comprehensive income was an unfavorable increase in the foreign currency translation adjustment of $16 million, associated with the Corporation’s equity investments in the Dominican Republic, which have been impacted by a devaluation of the Dominican peso. Stockholders’ equity at March 31, 2003 totaled $2.7 billion. The increase in stockholders’ equity since March 31, 2003, reflects earnings retention, partially offset by lower accumulated other comprehensive income of $75 million, mostly associated with lower unrealized gains on the securities available-for-sale portfolio and an increase in the foreign currency translation adjustment.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of March 31, 2004 and 2003, and December 31, 2003 are presented on Table E. Also, as of such dates, BPPR, BPNA and BP, N.A. were all well-capitalized.

Book value per common share was $20.78 at March 31, 2004, compared with $18.75 at March 31, 2003 and $19.32 at December 31, 2003. The Corporation’s market capitalization at March 31, 2004 was $5.7 billion, compared with $4.5 billion at March 31, 2003 and $6.0 billion at December 31, 2003.

The Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbols BPOP and BPOPO, respectively. The closing sales price of the common stock at March 31, 2004 and 2003 was $43.10 and $33.99 per share, respectively.

TABLE E
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2004	2003	2003
Risk-based capital
Tier I capital	$2,918,343	$2,834,599	$2,300,050
Supplementary (Tier II) capital	346,318	341,840	359,524

Total capital	$3,264,661	$3,176,439	$2,659,574

Risk-weighted assets
Balance sheet items	$21,910,716	$21,384,288	$19,593,522
Off-balance sheet items	1,419,953	1,411,402	1,399,447

Total risk-weighted assets	$23,330,669	$22,795,690	$20,992,969

Average assets	$36,557,475	$35,444,739	$32,784,813

Ratios:
Tier I capital (minimum required – 4.00%)	12.51%	12.43%	10.96%
Total capital (minimum required – 8.00%)	13.99%	13.93%	12.67%
Leverage ratio *	7.98%	8.00%	7.02%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

NON-PERFORMING ASSETS

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure.

During the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status if payments of principal or interest are delinquent 90 days rather than 60 days, its previous practice. Lease financing, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days or four scheduled payments in arrears. Closed-end consumer loans are charged-off when payments are delinquent 120 days, while open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court. Under the standard industry practice, closed-end consumer loans are charged-off when delinquent 120 days, but are not customarily placed on non-accrual status prior to being charged-off.

A summary of non-performing assets by loan categories and related ratios is presented in Table F.

TABLE F
Non-Performing Assets

			Change		Change
			March 31, 2004		March 31, 2004
	March 31,	December 31,	vs.	March 31,	vs.
(Dollars in thousands)	2004	2003	December 31, 2003	2003	March 31, 2003
Commercial, construction, industrial and agricultural	$145,905	$168,266	($22,361)	$203,175	($57,270)
Lease financing	6,199	7,494	(1,295)	8,210	(2,011)
Mortgage	368,100	344,916	23,184	302,753	65,347
Consumer	34,021	36,350	(2,329)	37,030	(3,009)

Total non-performing loans	554,225	557,026	(2,801)	551,168	3,057
Other real estate	55,224	53,898	1,326	45,759	9,465

Total non-performing assets	$609,449	$610,924	($1,475)	$596,927	$12,522

Accruing loans past-due 90 days or more	$25,963	$26,364	($401)	$24,019	$1,944

Non-performing assets to loans	2.57%	2.70%		3.01%
Non-performing assets to assets	1.60%	1.68%		1.77%

Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, the Corporation’s non-performing assets at March 31, 2004 would have been $639 million, or 2.70% of loans and 1.68% of total assets.

The increase in non-performing assets since March 31, 2003 was primarily associated with non-performing mortgage loans, which rose by $65 million, or 22%. Non-performing mortgage loans represented 60% of total non-performing assets and 4% of total mortgage loans at March 31, 2004, compared with 51% of total non-performing assets and 4% of total mortgage loans at March 31, 2003. As of December 31, 2003, non-performing mortgage loans were $345 million or 56% of total non-performing assets and 4% of total mortgage loans. The increase in non-performing mortgage loans was primarily driven by increased delinquencies. This growth in mortgage non-performing loans was mostly reflected in the Corporation’s consumer and mortgage-banking subsidiary in the United States, Equity One. Of the total mortgage non-performing loans at March 31, 2004, 74% or $274 million pertained to Equity One, compared with 68% or $206 million at March 31, 2003, and 72% or $248 million at December 31, 2003. The Corporation has experienced a low level of losses in its mortgage portfolio, historically, both in Puerto Rico and the U.S. mainland. Mortgage loans net charge-offs as a percentage of the average mortgage loan portfolio was 0.25% in the first quarter of 2004, compared with 0.24% in the first quarter 2003.

Non-performing commercial and construction loans represented 1.68% of that loan portfolio at March 31, 2004, compared with 2.54% at March 31, 2003, and 1.96% at December 31, 2003. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, the Corporation’s non-performing commercial and construction loans at March 31, 2004 would have been $176 million or 2.03% of that loan portfolio. The decrease in non-performing commercial and construction loans of $22 million, or 13%, since December 31, 2003 was mostly due to the aforementioned change in the Corporation’s policy for non-accrual commercial and construction loans. The decline of $57 million, or 28%, from March 31, 2003 was also due to intensified credit management efforts and loan reclassifications to other property upon certain foreclosures.

Non-performing consumer loans were 0.99% of consumer loans at March 31, 2004, compared with 1.18% at March 31, 2003 and 1.11% at December 31, 2003. The decline was principally the result of a better credit quality mix, coupled with improved collection strategies that have improved the consumer delinquency levels.

Non-performing financing leases represented 0.56% of the lease financing portfolio at March 31, 2004, compared with 0.93% at March 31, 2003, and 0.71% at December 31, 2003. The decline in non-performing leases was the result of lower delinquency levels, due to a better portfolio credit quality and enhanced collection strategies.

Other real estate assets, which are recorded at the lower of cost or fair value less estimated costs to sell, reached $55 million at March 31, 2004, or 9% of non-performing assets, compared with $46 million, or 8%, at March 31, 2003, and $54 million, or 9%, at December 31, 2003. The increase in other real estate assets was associated with the growth in the non-performing mortgage loan portfolio, coupled with strengthened and more dynamic foreclosure procedures.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, at March 31, 2003 and December 31, 2003, adjusted non-performing assets would have been $516 million or 2.60% of loans and $547 million or 2.42% of loans, respectively. The allowance to non-performing loans would have been 81.64% and 82.91% at March 31, 2003 and December 31, 2003, respectively. Excluding the closed-end consumer loans from non-accruing at March 31, 2004, adjusted non-performing assets would have been $575 million or 2.43% of loans and the allowance to non-performing loans would have been 80.19%.

In addition to the non-performing loans discussed earlier, there were $31 million of loans at March 31, 2004, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2003 and March 31, 2003, these potential problem loans approximated $34 million and $46 million, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $417 million at March 31, 2004, or 1.76% of loans, compared with $384 million, or 1.93% of loans, at the same date in 2003, and $409 million, or 1.81% at December 31, 2003. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for inherent losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.

The allowance for loan losses as a percentage of non-performing loans was 75.27% at March 31, 2004, compared with 69.58% at March 31, 2003 and 73.34% at December 31, 2003. The higher allowance to non-performing loans ratio at March 31, 2004 reflects the Corporation’s adoption of the standard industry practice of placing commercial and construction loans in non-accrual status when payments of principal or interest are delinquent 90 days. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, the allowance as a percentage of non-performing loans would have been 71.43%.

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluations of inherent risks in the loan portfolio. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In determining the allowance, management considers current economic conditions, loan portfolio risk characteristics, prior loss experience, results of periodic credit reviews of individual loans and loan impairment measurement, among other factors.

The Corporation considers a loan to be impaired when interest and/or principal is past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. For more information regarding the Corporation’s allowance for loan losses methodology refer to the Credit Risk and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2003 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at March 31, 2004, December 31, 2003 and March 31, 2003.

	March 31, 2004		December 31, 2003		March 31, 2003
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Impaired loans:
Valuation allowance required	$81.9	$40.5	$88.2	$44.0	$104.0	$47.6
No valuation allowance required	48.0	—	48.4	—	53.1	—

Total impaired loans	$129.9	$40.5	$136.6	$44.0	$157.1	$47.6

Average impaired loans during the first quarter of 2004 and 2003 were $133 million and $150 million, respectively. The Corporation recognized interest income on impaired loans of $0.8 million for both quarters ended March 31, 2004 and 2003.

Table G summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters ended March 31, 2004 and 2003.

TABLE G
Allowance for Loan Losses and Selected Loan Losses Statistics

	First Quarter
(Dollars in thousands)	2004		2003		Variance
Balance at beginning of period	$408,542		$372,797		$35,745
Allowance Purchased	3,942		951		2,991
Provision for loan losses	44,678		48,209		(3,531)

	457,162		421,957		35,205

Losses charged to the allowance:
Commercial	15,916		15,553		363
Construction	—		135		(135)
Lease financing	4,932		6,198		(1,266)
Mortgage	6,599		4,654		1,945
Consumer	26,908		23,401		3,507

	54,355		49,941		4,414

Recoveries:
Commercial	4,207		2,955		1,252
Construction	—		27		(27)
Lease financing	3,273		2,730		543
Mortgage	276		55		221
Consumer	6,580		5,734		846

	14,336		11,501		2,835

Net loans charged-off:
Commercial	11,709		12,598		(889)
Construction	—		108		(108)
Lease financing	1,659		3,468		(1,809)
Mortgage	6,323		4,599		1,724
Consumer	20,328		17,667		2,661

	40,019		38,440		1,579

Balance at end of period	$417,143		$383,517		$33,626

Ratios:
Allowance for losses to loans	1.76%		1.93%
Allowance to non-performing assets	68.45		64.25
Allowance to non-performing loans	75.27		69.58
Non-performing assets to loans	2.57		3.01
Non-performing assets to total assets	1.60		1.77
Net charge-offs to average loans	0.70		0.79
Provision to net charge-offs	1.12	x	1.25	x
Net charge-offs earnings coverage *	4.90		4.64

*	(Income before income tax and minority interest plus provision for loan losses) divided by net charge-offs.

Also, Table H presents annualized net charge-offs to average loans by loan category for the quarters ended March 31, 2004 and 2003.

TABLE H
Annualized Net Charge-offs to Average Loans

	Quarter ended
	March 31, 2004	March 31, 2003
Commercial and construction	0.55%	0.63%
Lease financing	0.61%	1.57%
Mortgage	0.25%	0.24%
Consumer	2.47%	2.27%

	0.70%	0.79%

The increase in consumer loans net charge-offs is mostly the result of portfolio growth coupled with increased delinquency, mainly associated with a small consumer loan portfolio acquired by the end of 2003.

Additionally, the Corporation experienced an increase of $1.7 million, or 37%, in mortgage loans net charge-offs for the quarter ended March 31, 2004, compared with the same period in the previous year, mostly as a result of increased delinquencies. Equity One, the Corporation’s mortgage and consumer lending subsidiary in the United States, which caters to non-prime mortgage borrowers, experienced an increase of $1.3 million in mortgage net charge-offs for quarter ended March 31, 2004, as compared with the same period in 2003.

Lease financing net charge-offs declined primarily as a result of lower delinquency levels, due to better portfolio credit quality and collection strategies.

The decrease in commercial and construction loans net charge-offs for the quarter ended March 31, 2004, compared with the same period of 2003, was mostly associated with better portfolio credit quality, coupled with collection efforts. The decrease in the net charge-offs to average loan ratio was also influenced by the continuing identification and monitoring of potential problem loans.

OFF-BALANCE SHEET ACTIVITIES

The Corporation conducts asset securitizations that involve the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions, which were conducted prior to 2001, qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to the Corporation’s assets. At March 31, 2004, these trusts held approximately $140 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $132 million at the end of the first quarter of 2004. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. The servicing rights and interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of cost or market, and fair value, respectively. During the quarter ended March 31, 2004 the Corporation recorded approximately $1.4 million of write-downs related to interest-only strips, in which the decline in the fair value was considered other than temporary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk refers to the impact of changes in interest rates on the Corporation’s net interest income, market value of equity and trading operations. It also arises from fluctuations in the value of some foreign currencies against the U.S. dollar. Despite the varied nature of market risks, the primary source of this risk at the Corporation is the impact of changes in interest rates on net interest income. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk (IRR) and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

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

Based on the results of the sensitivity analyses as of March 31, 2004, the Corporation’s net interest income for the next twelve months, on a hypothetical 200 basis points rising rate scenario, is estimated to increase by $0.3 million, and the change for the same period, utilizing a hypothetical 100 basis points declining rate scenario, is an estimated increase of $16.1 million. The 100 basis point downward interest rate scenario is used in place of a 200 basis points declining rate scenario due to the current low interest rate environment. It should be mentioned that some short-term rates are below 1% at March 31, 2004. In the scenario of interest rates decreasing 100 basis points, rates were not permitted to fall below 0.1%, which is presumed to be highly unlikely. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at March 31, 2004. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. Refer to Note 6 to the consolidated financial statements for further information on the Corporation’s limited involvement in derivative instruments and hedging activities. The Corporation has not experienced a significant change in its involvement in derivative activities since December 31, 2003.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At March 31, 2004, the Corporation had $40 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $24 million at December 31, 2003. The increase was mostly associated with a devaluation of the Dominican peso. The Corporation is currently monitoring the economic environment in the Dominican Republic, which could suggest the possible future classification of the economy as highly inflationary, if current inflationary trends and particular economic factors continue, and which could trigger the remeasurement of the Corporation’s interests in the Dominican Republic in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation.” Under SFAS No. 52, the effect of currency translation on investments in a company operated in a highly inflationary environment is reflected in earnings instead of accumulated other comprehensive income.

The Corporation believes that there have been no significant changes in market risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY

Liquidity refers to the ability to fund current operations, including the cash flow requirements of depositors and borrowers as well as future growth. Liquidity management involves maintaining ample and diverse funding capacity, liquid assets and other sources of cash to accommodate fluctuations in asset and liability levels due to customer behavior, capital market conditions or unanticipated events. Liquidity risk may arise whenever the Corporation’s ability to raise cash and the runoff of its assets are substantially less than the runoff of its liabilities.

The Corporation has contingency plans for raising financing under stress scenarios, where important sources of funds that are usually fully available are temporarily not willing to lend to the Corporation. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes, committed credit lines, and loan facilities implemented with the Federal Reserve Bank of New York. The Corporation has a substantial amount of assets available for raising funds through non-traditional channels and is confident that it has adequate alternatives to rely on, under a scenario where some primary funding sources are temporarily unavailable.

The Corporation’s liquidity position is closely monitored on an ongoing basis. Management believes that available sources of liquidity are adequate to meet the funding needs in the normal course of business.

The composition of the Corporation’s financing to total assets at March 31, 2004 and December 31, 2003 were as follows:

				% of total assets
			% increase (decrease)
	March 31,	December 31,	from December 31, 2003	March 31,	December 31,
	2004	2003	to March 31, 2004	2004	2003
Non-interest bearing deposits	$3,867	$3,727	3.8%	10.1%	10.2%
Interest-bearing core deposits	11,361	11,117	2.2	29.8	30.5
Other interest-bearing deposits	3,375	3,254	3.7	8.9	8.9
Federal funds and repurchase agreements	5,683	5,779	(1.7)	14.9	15.9
Other short-term borrowings	2,697	1,997	35.1	7.1	5.5
Notes payable, subordinated notes and capital securities	7,520	7,117	5.7	19.7	19.5
Others	649	690	(5.9)	1.7	1.9
Stockholders’ equity	2,950	2,754	7.1	7.7	7.6

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 82% of total deposits at March 31, 2004. Certificates of deposit with denominations of $100 thousand and over at March 31, 2004 totaled $3.4 billion, or 18% of total deposits. Their distribution by maturity was as follows:

(In thousands)
3 months or less	$1,369,447
3 to 6 months	434,416
6 to 12 months	522,071
Over 12 months	1,049,342

$3,375,276

The Corporation diversifies the sources and the maturities of borrowings in order to avoid undue reliance on any singly source and maintain an orderly volume of borrowings maturing in the future. The Corporation has established borrowing relationships with the Federal Home Loan Bank (FHLB), the Federal Reserve Bank of New York and other correspondent banks, which further support and enhance liquidity.

The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, senior debt or other debt securities with a relatively short lead-time. At March 31, 2004, the Corporation had available approximately $2.5 billion under this shelf registration.

There have been no significant changes in the Corporation’s funding activities and strategy disclosed in the Management Discussion and Analysis included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, there have been no significant changes in the Corporation’s off-balance sheet arrangements and aggregate contractual obligations since the end of 2003. Refer to note 8 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at March 31, 2004.

Risks to Liquidity

The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings (by nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings.

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

The Corporation and BPPR’s debt ratings at March 31, 2004 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt
Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying borrowings was $231 million at March 31, 2004.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and non-performing loans, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related borrowings. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future. At March 31, 2004, the Corporation had outstanding $853 million in obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.

The Corporation believes that there have been no significant changes in liquidity risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 2. Changes in Securities , Use of Proceeds and Issuer Purchases of Equity Securities

Effective April 30, 2004, the Corporation’s Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 180,000,000 to 470,000,000 and the number of authorized shares of Preferred Stock from 10,000,000 to 30,000,000 shares. For additional information regarding the increased number of authorized shares of Common and Preferred Stock, refer to the Corporation’s definitive proxy statement, dated March 17, 2004, filed with the Securities and Exchange Commission.

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2004 under a deferred compensation plan of Popular Securities, Inc.

Issuer Purchases of Equity Securities

Dollars in thousand, except per share amounts
				Maximum Number of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	be Purchased Under
		Average Price Paid	Publicly Announced Plans	the Plans or
Period	Total Number of Shares Purchased (1)	per Share	or Programs	Programs
January 1 - January 31	18,000	$46.71	—	—
February 1 - February 29	9,508	44.00	—	—
March 1 - March 31	—	—	—	—

Total, March 31, 2004	27,508	$45.77	—	—

(1)	The share repurchases in the above table are the result of the deferred compensation plan of Popular Securities, Inc.

Item 6. Exhibits and Reports on Form 8-K
a)

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Two reports on Form 8-K were filed for the quarter ended March 31, 2004:

Dated:	January 20, 2004

Items reported:	Item 5 – Other Events and Regulation FD Disclosure (News release dated January 16, 2004, announcing Popular, Inc.’s consolidated earnings for the quarter and year ended December 31, 2003).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 — News release dated January 16, 2004, announcing Popular, Inc.’s consolidated earnings for the quarter and year ended December 31, 2003).

Item 9 – Regulation FD Disclosure (Announcement of the dismission of the one-count information filed against Banco Popular de Puerto Rico on January 16, 2003).

Item 12 – Disclosure of Results of Operations and Financial Condition (News release dated January 16, 2004, announcing Popular, Inc.’s consolidated earnings for the quarter and year ended December 31, 2003).

Dated:	March 19, 2004

Items reported:	Item 5 – Other Events and Regulation FD Disclosure (Announcement of a definitive merger agreement between Popular, Inc. and Quaker City Bancorp).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 - Press release announcing Popular, Inc. and Quaker City Bancorp signing of a definitive merger agreement).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 10, 2004	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Chief Financial Officer

Date: May 10, 2004	By:	/s/ Ileana González

Ileana González
Senior Vice President & Comptroller