Form 10-Q
period 2004-06-30
POPULAR INC
filed 2004-08-09
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004	Commission file number 0 - 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-041-6582

(State of incorporation)	(I.R.S. Employer Identification No.)

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

     Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	266,419,362

(Title of Class)	(Shares Outstanding as of August 5, 2004)

POPULAR, INC.

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

ITEM 1. FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands, except share information)	2004	2003	2003
ASSETS
Cash and due from banks	$844,873	$688,090	$905,412

Money market investments:
Federal funds sold and securities purchased under agreements to resell	939,695	764,780	779,076
Time deposits with other banks	3,057	8,046	4,190
Bankers’ acceptances		67	12

	942,752	772,893	783,278

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	4,385,351	3,523,505	5,000,695
Other investment securities available-for-sale	6,228,514	6,528,074	6,198,699
Investment securities held-to-maturity, at amortized cost	287,732	186,821	194,266
Other investment securities, at cost	245,573	233,144	214,570
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	277,751	490,536	540,549
Other trading securities	132,819	114,583	109,904
Loans held-for-sale, at lower of cost or market	328,744	271,592	333,334

Loans:
Loans pledged with creditors’ right to repledge	404,002	403,131	478,998
Other loans	24,236,670	22,210,748	20,339,646
Less – Unearned income	279,376	283,279	279,902
Allowance for loan losses	425,949	408,542	397,503

	23,935,347	21,922,058	20,141,239

Premises and equipment	495,080	485,452	473,520
Other real estate	53,426	53,898	47,863
Accrued income receivable	183,605	176,152	182,349
Other assets	998,710	769,037	728,973
Goodwill	192,174	191,490	188,310
Other intangible assets	23,788	27,390	30,593

	$39,556,239	$36,434,715	$36,073,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,127,462	$3,726,707	$4,216,227
Interest bearing	15,100,114	14,371,121	14,059,196

	19,227,576	18,097,828	18,275,423
Federal funds purchased and assets sold under agreements to repurchase	6,917,678	5,778,987	7,655,105
Other short-term borrowings	2,226,692	1,996,624	1,171,063
Notes payable	7,635,370	6,992,025	5,276,081
Subordinated notes	125,000	125,000	125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	—	—	144,000
Other liabilities	640,099	689,729	612,610

	36,772,415	33,680,193	33,259,282

Commitments and contingencies (See Note 8)	—	—	—

Minority interest in consolidated subsidiaries	104	105	1,401

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized (2003 – 10,000,000); 7,475,000 shares issued and outstanding	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized (2003 – 180,000,000); 279,548,470 shares issued (December 31, 2003 – 279,188,592; June 30, 2003 – 278,711,456) and 266,114,566 shares outstanding (December 31, 2003 – 265,783,892; June 30, 2003 – 265,306,756)	1,677,291	837,566	836,134
Surplus	323,273	314,638	280,526
Retained earnings	925,052	1,601,851	1,467,833
Treasury stock – at cost, 13,433,904 shares (December 31, 2003 – 13,404,700; June 30, 2003 – 13,404,700)	(206,437)	(205,527)	(205,527)
Accumulated other comprehensive (loss) income, net of tax of ($42,657) (December 31, 2003 - $2,913; June 30, 2003 - $73,166)	(122,334)	19,014	247,030

	2,783,720	2,754,417	2,812,871

	$39,556,239	$36,434,715	$36,073,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2004	2003	2004	2003
INTEREST INCOME:
Loans	$417,841	$385,547	$826,337	$763,480
Money market investments	6,349	6,455	12,162	13,817
Investment securities	102,444	110,689	197,476	220,490
Trading account securities	5,636	8,968	15,037	17,153

	532,270	511,659	1,051,012	1,014,940

INTEREST EXPENSE:
Deposits	79,270	85,776	157,385	179,813
Short-term borrowings	35,448	37,804	67,610	78,593
Long-term debt	76,849	58,384	154,600	127,733

	191,567	181,964	379,595	386,139

Net interest income	340,703	329,695	671,417	628,801
Provision for loan losses	41,349	49,325	86,027	97,534

Net interest income after provision for loan losses	299,354	280,370	585,390	531,267
Service charges on deposit accounts	40,540	39,669	81,622	79,508
Other service fees	77,859	71,639	147,413	140,992
Gain on sale of investment securities	402	29,875	13,435	31,289
Trading account profit (loss)	615	(4,243)	(1,551)	(5,180)
Gain on sale of loans	12,047	12,744	18,315	29,333
Other operating income	27,506	19,940	44,971	36,497

	458,323	449,994	889,595	843,706

OPERATING EXPENSES:
Personnel costs:
Salaries	105,414	94,333	206,978	190,369
Profit sharing	5,639	4,918	11,321	11,163
Pension and other benefits	30,507	30,517	63,825	60,585

	141,560	129,768	282,124	262,117
Net occupancy expenses	22,820	20,742	43,865	41,202
Equipment expenses	28,118	26,056	55,298	52,406
Other taxes	9,729	9,302	19,221	18,854
Professional fees	22,548	20,113	42,634	38,889
Communications	15,450	14,312	30,883	29,009
Business promotion	17,535	17,010	33,926	32,980
Printing and supplies	4,818	5,004	9,389	9,747
Other operating expenses	27,282	34,943	50,456	53,661
Amortization of intangibles	1,800	2,028	3,602	4,055

	291,660	279,278	571,398	542,920

Income before income tax and minority interest	166,663	170,716	318,197	300,786
Income tax	38,864	35,946	71,894	66,849
Net earnings of minority interest	—	(163)	—	(241)

NET INCOME	$127,799	$134,607	$246,303	$233,696

NET INCOME APPLICABLE TO COMMON STOCK	$124,821	$131,594	$240,347	$229,734

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.47	$0.50	$0.90	$0.87

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.14	$0.30	$0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended June 30,
(In thousands)	2004	2003
Preferred stock:
Balance at beginning of year	$186,875	—
Issuance of preferred stock	—	$186,875

Balance at end of period	186,875	186,875

Common stock:
Balance at beginning of year	837,566	834,799
Common stock issued under dividend reinvestment plan	997	1,319
Transfer from retained earnings resulting from stock split	838,645	—
Options exercised	83	16

Balance at end of period	1,677,291	836,134

Surplus:
Balance at beginning of year	314,638	278,366
Common stock issued under dividend reinvestment plan	5,949	5,769
Issuance cost of preferred stock	—	(4,735)
Options granted	1,880	1,043
Options exercised	502	83
Restricted stock expense	304	—

Balance at end of period	323,273	280,526

Retained earnings:
Balance at beginning of year	1,601,851	1,300,437
Net income	246,303	233,696
Cash dividends declared on common stock	(78,500)	(62,338)
Cash dividends declared on preferred stock	(5,957)	(3,962)
Transfer to common stock resulting from stock split	(838,645)	—

Balance at end of period	925,052	1,467,833

Accumulated other comprehensive (loss) income:
Balance at beginning of year	19,014	202,487
Other comprehensive (loss) income, net of tax	(141,348)	44,543

Balance at end of period	(122,334)	247,030

Treasury stock - at cost:
Balance at beginning of year	(205,527)	(205,210)
Purchase of common stock	(1,259)	(581)
Reissuance of common stock	349	264

Balance at end of period	(206,437)	(205,527)

Total stockholders’ equity	$2,783,720	$2,812,871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Net Income	$127,799	$134,607	$246,303	$233,696

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	4,247	(5,367)	(11,256)	(13,156)
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period, net of tax of ($87,225) (2003 - $23,556) for the quarter and ($45,027) (2003 - $25,234) for the six-month period	(260,004)	72,830	(120,017)	85,641
Less: reclassification adjustment for gains included in net income, net of tax of $153 (2003 - $3,919) for the quarter and $1,052 (2003 - $4,458) for the six-month period	232	25,956	10,946	26,831
Net gain (loss) on cash flow hedges	3,182	(2,040)	864	(4,342)
Less: reclassification adjustment for gains (losses) included in net income, net of tax of $578 (2003 – ($993)) for the quarter and ($20) (2003 – ($2,052)) for the six-month period	972	(1,571)	(7)	(3,249)
Cumulative effect of accounting change
Less: reclassification adjustments for gains included in net income	—	18	—	18

Total other comprehensive (loss) income, net of tax	($253,779)	$41,020	($141,348)	$44,543

Comprehensive (loss) income	($125,980)	$175,627	$104,955	$278,239

Disclosure of accumulated other comprehensive (loss) income:

	June 30,	December 31,	June 30,
(In thousands)	2004	2003	2003
Foreign currency translation adjustment	($35,753)	($24,497)	($15,392)
Unrealized (losses) gains on securities	(85,169)	45,794	266,435
Unrealized losses on derivatives	(1,778)	(2,649)	(4,379)
Cumulative effect of accounting change	366	366	366

Accumulated other comprehensive (loss) income	($122,334)	$19,014	$247,030

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$246,303	$233,696

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	36,536	36,897
Provision for loan losses	86,027	97,534
Amortization of intangibles	3,602	4,055
Net gain on sale of investment securities	(13,435)	(31,289)
Net gain on disposition of premises and equipment	(13,530)	(1,893)
Net gain on sale of loans, excluding loans held-for-sale	(4,544)	(3,353)
Net amortization of premiums and accretion of discounts on investments	20,822	11,394
Net amortization of premiums and deferred loan origination fees and costs	49,760	29,370
Earnings from investments under the equity method	(3,786)	(2,964)
Stock options and restricted stock expense	2,316	1,066
Net (increase) decrease in loans held-for-sale	(66,170)	121,669
Net increase in trading securities	(169,940)	(223,111)
Net (increase) decrease in accrued income receivable	(7,453)	2,200
Net increase in other assets	(107,869)	(109,908)
Net increase (decrease) in interest payable	8,596	(1,765)
Net increase (decrease) in deferred and current taxes	7,847	(21,471)
Net increase in postretirement benefit obligation	3,656	5,622
Net decrease in other liabilities	(17,468)	(73,461)

Total adjustments	(185,033)	(159,408)

Net cash provided by operating activities	61,270	74,288

Cash flows from investing activities:
Net (increase) decrease in money market investments	(169,859)	311,368
Purchases of investment securities:
Available-for-sale	(2,888,354)	(4,357,459)
Held-to-maturity	(579,124)	(338,878)
Other	(12,429)	(12,328)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	2,351,965	3,376,340
Held-to-maturity	478,439	325,555
Other	—	18,053
Proceeds from sale of investment securities available-for-sale	116,388	258,093
Net disbursements on loans	(617,964)	(489,389)
Proceeds from sale of loans	151,646	98,596
Acquisition of loan portfolios	(1,769,045)	(1,170,573)
Acquisition of premises and equipment	(56,845)	(55,432)
Proceeds from sale of premises and equipment	24,211	8,085

Net cash used in investing activities	(2,970,971)	(2,027,969)

Cash flows from financing activities:
Net increase in deposits	1,126,414	659,500
Net increase in federal funds purchased and assets sold under agreements to repurchase	1,138,691	970,554
Net increase (decrease) in other short-term borrowings	230,068	(532,499)
Net proceeds from notes payable and capital securities	642,924	977,228
Dividends paid	(77,753)	(56,969)
Proceeds from issuance of common stock	7,399	7,164
Proceeds from issuance of preferred stock	—	182,140
Treasury stock acquired	(1,259)	(581)

Net cash provided by financing activities	3,066,484	2,206,537

Net increase in cash and due from banks	156,783	252,856

Cash and due from banks at beginning of period	688,090	652,556

Cash and due from banks at end of period	$844,873	$905,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the “Corporation”) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States,the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer activities, retail financial services, insurance agency and reinsurance services , information technology and ATM and data processing services. Note 15 to the unaudited consolidated financial statements present information about the Corporation’s business segments.

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

As further described in Note 12 to the unaudited consolidated financial statements, during the second quarter of 2004, the Corporation’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend. All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements have been restated to reflect the stock split.

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

At December 31, 2003, the Corporation had two wholly-owned issuer trusts that issued trust preferred securities (also referred to as “Capital Securities”). Prior to FIN No. 46R, the issuer trusts were consolidated subsidiaries of the Corporation. In relation to these issuer trusts, the Corporation adopted the provisions of FIN No. 46R at December

31, 2003, requiring the deconsolidation of these trusts. Refer to Note 11 to the unaudited consolidated financial statements for further information of the issuer trusts and the impact in the Corporation’s consolidated financial statements. Except for the impact described above, there was no other material impact on the Corporation’s financial condition or results of operations as a result of the adoption of FIN No. 46R.

SAB 105 “Application of Accounting Principles to Loan Commitments”

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments,” (SAB 105) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Corporation’s financial condition or results of operations.

Issue 03-1, “Meaning of Other Than Temporary Impairment”

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. The Corporation does not anticipate that the adoption of the model stated in Issue 03-1 will have a material impact on its financial condition or results of operations.

FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

On December 8, 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law, authorizing Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible retirees, the federal government will begin (in 2006) to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP 106-2), was issued on May 19, 2004. The FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches.

FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the New Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1), which was issued on January 12, 2004, and is superseded by FSP 106-2, permitted employers to either (1) recognize the effects of the Act as of its enactment date or (2) defer recognition until the earlier of (a) the FASB’s issuance of final rules on how to account for the federal subsidy employers would be entitled to receive under the Act or (b) any remeasurement of plan assets and obligations after January 31, 2004 due to a plan amendment, curtailment, or other significant event. Popular, Inc. elected to defer recognition pursuant to FSP 106-1.

For Popular, Inc., the FSP 106-2 is effective for the third quarter of 2004. The guidance issued could require the Corporation to change previously reported information. The Corporation is currently assessing the impact the new legislation may have on the consolidated financial statements, and expects that it will eventually reduce the costs in the postretirement benefit plan for at least some of the participants.

Note 3 - Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of June 30, 2004, December 31, 2003 and June 30, 2003 were as follows:

	AS OF JUNE 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years)	$551,752	—	$43,752	$508,000
Obligations of other U.S. Government agencies and corporations (average maturity of 5 years and 11 months)	6,633,520	$13,585	154,582	6,492,523
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 1 month)	125,818	4,671	2,509	127,980
Collateralized mortgage obligations (average maturity of 23 years and 2 months)	1,650,052	8,335	12,795	1,645,592
Mortgage-backed securities (average maturity of 19 years and 2 months)	1,698,379	24,123	24,111	1,698,391
Equity securities (without contractual maturity)	23,034	59,849	298	82,585
Others (average maturity of 12 years and 5 months)	57,728	1,616	550	58,794

	$10,740,283	$112,179	$238,597	$10,613,865

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years and 6 months)	$555,764	$115	$32,855	$523,024
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 4 months)	6,282,836	38,143	54,450	6,266,529
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 5 months)	128,931	6,064	1,803	133,192
Collateralized mortgage obligations (average maturity of 23 years)	1,816,249	6,627	8,651	1,814,225
Mortgage-backed securities (average maturity of 18 years and 9 months)	1,107,339	32,194	1,951	1,137,582
Equity securities (without contractual maturity)	26,010	67,721	235	93,496
Others (average maturity of 12 years and 7 months)	83,826	1,127	1,422	83,531

	$10,000,955	$151,991	$101,367	$10,051,579

	AS OF JUNE 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years and 1 month)	$599,792	$787	$5,653	$594,926
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 8 months)	6,710,004	201,667	150	6,911,521
Obligations of Puerto Rico, States and political subdivisions (average maturity of 8 years and 9 months)	77,784	7,608	2	85,390
Collateralized mortgage obligations (average maturity of 23 years and 4 months)	2,288,704	7,421	1,477	2,294,648
Mortgage-backed securities (average maturity of 20 years and 8 months)	1,044,165	36,423	36	1,080,552
Equity securities (without contractual maturity)	37,527	94,789	—	132,316
Others (average maturity of 14 years and 11 months)	98,857	1,702	518	100,041

	$10,856,833	$350,397	$7,836	$11,199,394

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

During the quarter ended June 30, 2004, the Corporation reassessed the appropriateness of the classification of certain mortgage-backed securities and transferred $351,000 from trading to available-for-sale securities based on management’s intention and business purpose. The securities were transferred into the available-for-sale category at fair value.

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$54,894	$292	$54,602
Obligations of other U.S. Government agencies and corporations	5,372,515	126,994	5,245,521
Obligations of Puerto Rico, States and political subdivisions	8,228	48	8,180
Collateralized mortgage obligations	687,616	12,664	674,952
Mortgage-backed securities	836,300	16,949	819,351
Equity securities	300	298	2
Other	7,173	542	6,631

	$6,967,026	$157,787	$6,809,239

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$496,858	$43,460	$453,398
Obligations of other U.S. Government agencies and corporations	485,820	27,588	458,232
Obligations of Puerto Rico, States and political subdivisions	43,700	2,461	41,239
Collateralized mortgage obligations	47,619	131	47,488
Mortgage-backed securities	340,572	7,162	333,410
Other	1,002	8	994

	$1,415,571	$80,810	$1,334,761

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$551,752	$43,752	$508,000
Obligations of other U.S. Government agencies and corporations	5,858,335	154,582	5,703,753
Obligations of Puerto Rico, States and political subdivisions	51,928	2,509	49,419
Collateralized mortgage obligations	735,235	12,795	722,440
Mortgage-backed securities	1,176,872	24,111	1,152,761
Equity securities	300	298	2
Other	8,175	550	7,625

	$8,382,597	$238,597	$8,144,000

Available-for-sale securities in an unrealized loss position at June 30, 2004 are primarily U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued collateralized mortgage obligations, and mortgage-backed securities. The vast majority of them are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at June 30, 2004 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Note 4 - Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of June 30, 2004, December 31, 2003 and June 30, 2003 were as follows:

	AS OF JUNE 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$33,019	$2	—	$33,021
Obligations of Puerto Rico, States and political subdivisions (average maturity of 14 years and 7 months)	194,645	81	$12,904	181,822
Collateralized mortgage obligations (average maturity of 20 years and 2 months)	719	—	93	626
Others (average maturity of 1 year and 9 months)	59,349	1,368	2	60,715

	$287,732	$1,451	$12,999	$276,184

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 2 months)	$34,698	—	$1	$34,697
Obligations of Puerto Rico, States and political subdivisions (average maturity of 13 years and 9 months)	92,428	$284	2,217	90,495
Collateralized mortgage obligations (average maturity of 20 years and 7 months)	863	—	112	751
Others (average maturity of 2 years and 3 months)	58,832	3,299	—	62,131

	$186,821	$3,583	$2,330	$188,074

	AS OF JUNE 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$34,676	$1	—	$34,677
Obligations of Puerto Rico, States and political subdivisions (average maturity of 15 years and 2 months)	87,806	1,101	$356	88,551
Collateralized mortgage obligations (average maturity of 21 years and 2 months)	1,009	—	101	908
Others (average maturity of 2 years and 3 months)	70,775	3,157	85	73,847

	$194,266	$4,259	$542	$197,983

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

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$175,185	$12,720	$162,465
Other	500	2	498

	$175,685	$12,722	$162,963

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$3,315	$184	$3,131
Collateralized mortgage obligations	719	93	626

	$4,034	$277	$3,757

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$178,500	$12,904	$165,596
Collateralized mortgage obligations	719	93	626
Other	500	2	498

	$179,719	$12,999	$166,720

The investment portfolio is structured primarily with highly liquid securities which posses a large and efficient secondary market. Management believes that the unrealized losses in the held-to-maturity portfolio at June 30, 2004 are substantially related to market interest rate fluctuations and not deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Note 5 – Pledged assets

Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2004	2003	2003
Investment securities available-for-sale	$2,827,597	$2,431,198	$2,637,284
Investment securities held-to-maturity	1,490	1,597	2,307
Loans	9,184,897	7,982,661	5,965,762

	$12,013,984	$10,415,456	$8,605,353

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts and interest-rate caps, floors and options embedded in financial contracts. There were no significant changes in derivative instruments and hedging activities from December 31, 2003 to June 30, 2004.

For the quarter and six months ended June 30, 2004, the Corporation recognized net gains of $23 and net losses $114, respectively, as a result of the changes in fair value of the non-hedging derivatives included as part of interest expense (June 30, 2003 – net gains of $2,548 and net losses of $8,107, respectively). During the second quarter of 2003, the Corporation terminated the interest rate contracts outstanding with a notional amount of $500,000, and recognized a gain of $1,565. These swap contracts did not qualify as hedges in accordance with SFAS No. 133, as amended.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

	For the six months ended June 30, 2004
		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total
Balance as of January 1, 2004	$114,270	$14,972	$6,727	$55,521	$191,490
Goodwill acquired during the period	—	644	—	40	684

Balance as of June 30, 2004	$114,270	$15,616	$6,727	$55,561	$192,174

As of June 30, 2004, December 31, 2003 and June 30, 2003, goodwill totaled $192,174, $191,490 and $188,310, respectively. The Corporation has no other intangible assets not subject to amortization.

The following table reflects the components of other intangible assets subject to amortization as of June 30, 2004, December 31, 2003 and June 30, 2003:

	June 30, 2004		December 31, 2003		June 30, 2003
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization
Core Deposits	$67,479	$46,854	$67,484	$43,474	$78,317	$50,708
Other customer relationships	3,536	597	3,536	415	2,886	265
Other intangibles	359	135	362	103	509	146

Total	$71,374	$47,586	$71,382	$43,992	$81,712	$51,119

Certain core deposits intangibles became fully amortized during 2004 and 2003 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.

During the quarter and six months ended June 30, 2004, the Corporation recognized $1,800 and $3,602, respectively, in amortization expense related to other intangible assets with definite lives (June 30, 2003 - $2,028 and $4,055, respectively).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2004	$7,179
2005	5,529
2006	5,380
2007	3,719
2008	2,060

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are commercial letters of credit and stand by letters of credit outstanding, which contract amounts at June 30, 2004 were $18,457 and $161,405, respectively (December 31, 2003 - $13,833 and $137,290; June 30, 2003 - $22,832 and $138,821 ). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which are not reflected in the accompanying financial statements.

At June 30, 2004, the Corporation recorded a liability of $311 , which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002 (December 31, 2003 - $334; June 30, 2003 - $267). This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

At June 30, 2004, the Corporation had various outstanding commitments to purchase mortgage loans from other institutions at market value. In 2003, the Corporation entered into loan commitments to purchase an aggregate amount of $275,000 of mortgage loans with the option of purchasing $125,000 in additional loans. The commitments expire completely by June 30, 2005. As of June 30, 2004, $150,000 in loans had been purchased under these agreements.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned subsidiaries approximating $3,568,041 at June 30, 2004 (December 31, 2003 - $3,623,787; June 30, 2003 - $3,587,000). In addition, at June 30, 2004, the Corporation fully and unconditionally guaranteed $444,000 of Capital Securities issued by two wholly-owned issuing trust entities that have been deconsolidated based on FIN No. 46R (December 31, 2003 - $444,000; June 30, 2003 - $144,000). Also, at June 30, 2004, Popular North America, Inc. fully and unconditionally guaranteed $215,689 of certain borrowing obligations issued by one of its non-banking subsidiaries (December 31, 2003 - $403,131).

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

Note 9 – Stock Option and Other Incentive Plans

During the quarter and six months ended June 30, 2004, the Corporation recognized $1,333 and $2,012, in stock option expense (June 30, 2003 - $339, and $1,066), respectively.

The following table presents information on stock options at June 30, 2004:

(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
$14.39 - $18.50	1,709,868	$15.77	8.20 years	596,101	$15.43
$19.25 - $24.05	957,046	$23.84	9.54 years	62,707	$23.39

$14.39 - $24.05	2,666,914	$18.67	8.68 years	658,808	$16.19

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price
Outstanding at January 1, 2003	890,150	$14.63
Granted	963,872	16.93
Exercised	(58,588)	14.47
Forfeited	(16,846)	14.73

Outstanding at December 31, 2003	1,778,588	$15.88
Granted	997,232	23.95
Exercised	(27,756)	16.34
Forfeited	(81,150)	23.22

Outstanding at June 30, 2004	2,666,914	$18.67

The stock options exercisable at June 30, 2004 totaled 658,808 (June 30, 2003 – 300,868).

The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2004 and 2003 were:

	2004	2003
Expected dividend yield	2.00%	2.41%
Expected life of options	10 years	10 years
Expected volatility	16.50%	23.87%
Risk-free interest rate	4.06%	3.78%
Weighted average fair value of options granted	$5.74 per option	$4.56 per option

The stock option information included above relates to options granted under the Popular, Inc., 2001 Stock Option Plan, which was intended to provide equity-based compensation incentives through the grant of stock options. In April 2004, the shareholders of Popular, Inc. adopted the “Popular, Inc. 2004 Omnibus Incentive Plan” (the “Plan”), which replaces and supersedes the 2001 Stock Option Plan. All outstanding award grants under the 2001 Stock Option Plan continue to remain outstanding under the original terms of the 2001 Stock Option Plan. The Plan permits the granting of incentive awards in the form of an Annual Incentive Award, a Long-term Performance Unit Award, an Option, a SAR (“stock appreciation right”), Restricted Stock, Restricted Unit or Performance Share. Participants in the Plan will be designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation or any of its subsidiaries are eligible to participate in the Plan. The aggregate number of shares of common stock which may be issued under the Plan is limited to 10,000,000 shares, subject to adjustments for stock splits, recapitalizations and similar events. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. For more information on the Plan, refer to the “Annex G – 2004 Omnibus Incentive Plan” included in the Corporation’s definitive proxy statement dated March 17, 2004 filed with the Securities and Exchange Commission.

During the quarter ended June 30, 2004, the Compensation Committee approved for certain corporate executive officers, incentive awards for the 2004 performance payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2005 subject to the attainment of the established performance goals for 2004. During the quarter ended June 30, 2004 the Corporation recognized $304 of restricted stock expense, which represents a form of deferred compensation. The compensation cost was estimated based upon a vesting period which extends up to each participant attaining 55 years of age.

Note 10 – Pension and Other Benefits

The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.

The components of net periodic pension cost for the quarters and six months ended June 30, 2004 and 2003 were as follows:

	Pension Plans				Restoration Plans
	Second quarter		Six months		Second quarter		Six months
(In thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$3,433	$3,538	$7,399	$6,479	$163	$150	$326	$275
Interest cost	6,956	7,076	13,983	12,877	233	211	466	384
Expected return on plan assets	(9,340)	(8,140)	(18,662)	(14,806)	(172)	(139)	(344)	(253)
Amortization of asset obligation	(615)	(652)	(1,230)	(1,185)	—	—	—	—
Amortization of prior service cost	100	128	220	232	(26)	(28)	(52)	(51)
Amortization of net loss	14	567	25	1,031	75	77	150	140

Net periodic cost	548	2,517	1,735	4,628	273	271	546	495
Curtailment loss	—	—	849	—	—	—	—	—
Early retirement cost	—	—	2,219	—	—	—	—	—

Total cost	$548	$2,517	$4,803	$4,628	$273	$271	$546	$495

As of June 30, 2004, contributions made to the pension and restoration plans approximated $218. The Corporation expects to contribute $1,528 to the pension plans and $374 to the benefit restoration plans during 2004.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2004 and 2003 were as follows:

	Postretirement benefit plan
	Second quarter		Six months
(In thousands)	2004	2003	2004	2003
Service cost	$761	$829	$1,574	$1,569
Interest cost	2,316	2,445	4,645	4,628
Amortization of prior service cost	(239)	(213)	(525)	(403)
Amortization of net loss	689	609	1,378	1,152

Net periodic cost	3,527	3,670	7,072	6,946
Curtailment gain	—	—	(1,005)	—
Early retirement cost	—	—	347	—

Total cost	$3,527	$3,670	$6,414	$6,946

As of June 30, 2004, contributions made to the postretirement benefit plan approximated $3,200. The Corporation presently expects to contribute $6,900 to the postretirement benefit plan during 2004.

During March 2004, the Corporation received authorization from the Federal Reserve Bank of New York on the proposed reorganization to consolidate the information processing and technology functions of both Banco Popular de Puerto Rico (BPPR) and GM Group, Inc. into one organization, EVERTEC, INC. The effective date for the transaction was April 1, 2004. As part of this reorganization, the Corporation incurred certain curtailment gains / losses on the pension and postretirement plans related with the employees that were transferred to the new company and whose benefits were frozen. Also, the Corporation incurred certain costs related to employees of Banco Popular de Puerto Rico who elected early retirement effective March 31, 2004, as part of this reorganization.

Note 11 – Subordinated Notes and Junior Subordinated Deferrable Interest Debentures Held by Trusts that Issued Trust Preferred Securities

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On October 31, 2003, Popular Capital Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by the Corporation, sold to institutional and retail investors $300,000 of its 6.70% Cumulative Monthly Income Trust Preferred Securities (liquidation amount twenty-five dollars per Capital Security) (“6.70% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $9,279 of Popular Capital Trust I’s 6.70% common securities (liquidation amount twenty-five dollars per common security) were used to purchase $309,279 aggregate principal amount of the Corporation’s 6.70% Junior Subordinated Deferrable Interest Debentures (the “6.70% Junior Subordinated Debentures”). The 6.70% Capital Securities are fully and unconditionally guaranteed by the Corporation. The assets of Popular Capital Trust I consisted of $309,279 of 6.70% Junior Subordinated Debentures at June 30, 2004, and the related accrued interest receivable. The 6.70% Junior Subordinated Debentures mature on November 1, 2033; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 6.70% Capital Securities). The 6.70% Capital Securities are traded on the NASDAQ under the symbol “BPOPN”.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) (“8.327% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I’s 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA’s 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “8.327% Junior Subordinated Debentures”). As of June 30, 2004, the Corporation had reacquired $6,000 of the 8.327% Capital Securities. The obligations of PNA under the 8.327% Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of 8.327% Junior Subordinated Debentures at June 30, 2004, (December 31, 2003 — $148,640; June 30, 2003 — $148,640) and the related accrued interest receivable. The 8.327% Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the 8.327% Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 8.327% Capital Securities).

Prior to FIN No. 46R, the issuer trusts described above were consolidated subsidiaries of the Corporation. The 8.327% Capital Securities were included in the consolidated statement of condition at June 30, 2003 under the caption “Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation,” and the retained common capital securities of the issuer trusts were eliminated against the Corporation’s investment in the issuer trust. Distributions on the Capital Securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN No. 46R, the Corporation deconsolidated these issuer trusts effective December 31, 2003. The Junior Subordinated Debentures issued by Popular, Inc. and PNA to the issuer trusts, totaling $457,919 are reflected in the Corporation’s consolidated statement of condition at June 30, 2004 and December 31, 2003, under the caption of notes payable. The Corporation recognizes interest expense on the corresponding junior subordinated debentures in the consolidated statement of income. The Corporation also recorded in the caption of other investment securities in the consolidated statement of condition at June 30, 2004 and December 31, 2003, the common securities issued by the issuer trusts.

Note 12 - Stockholders’ Equity

On May 12, 2004, the Corporation’s Board of Directors authorized a stock split in the form of a stock dividend of one additional share of common stock for each common stock share held as of the record date of June 18, 2004. As a result of the split, 139,774,235 shares were issued and $838,645 was transferred from retained earnings to common stock. All references in the financial statements to the numbers of common shares and per share amounts have been restated to reflect the stock split. The new shares were distributed on July 8, 2004.

Effective April 30, 2004, the Corporation’s Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 180,000,000 to 470,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 30,000,000 shares.

The Corporation’s only outstanding class of preferred stock are its 6.375% noncumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter. Dividends on the 2003 Series A preferred stock are noncumulative and are payable monthly at an annual rate of 6.375% of the liquidation preference value of $25.00 per share.

Note 13 - Earnings per Common Share

A computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except share information)	2004	2003	2004	2003
Net income	$127,799	$134,607	$246,303	$233,696
Less: Preferred stock dividends	2,978	3,013	5,956	3,962

Net income applicable to common stock	$124,821	$131,594	$240,347	$229,734

Average common shares outstanding	266,178,304	265,350,918	266,087,827	265,252,594
Average potential common shares	241,410	66,825	263,182	49,664

Average common shares outstanding – assuming dilution	266,419,714	265,417,743	266,351,009	265,302,258

Basic earnings per common share	$0.47	$0.50	$0.90	$0.87

Diluted earnings per common share	$0.47	$0.50	$0.90	$0.87

Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock granted under the Corporation’s compensation plans, using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased will be added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share.

Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six-month period ended June 30, 2004, there were 973,466 and 922,275 weighted average antidilutive stock options outstanding, respectively (June 30, 2003 – 1,004,526 and 927,957, respectively).

Note 14 - Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the six months ended June 30, 2004, the Corporation paid interest and income taxes amounting to $370,999 and $62,411 respectively (2003 – $387,904 and $84,803, respectively). Loans receivable transferred to other real estate and other property for the six months ended June 30, 2004, amounted to $49,088 and $13,242, respectively (2003 — $38,046 and $13,555, respectively). In addition, during the quarter ended June 30, 2004, the Corporation transferred certain trading account securities to the available-for-sale portfolio as described in Note 3 to these financial statements.

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

The Corporation’s mortgage and consumer lending segment includes those non-banking subsidiaries whose principal activity is associated with mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One, Levitt Mortgage Corporation and Popular FS, LLC. Effective July 30, 2004 Levitt Mortgage was merged with and into Popular Mortgage.

The Corporation’s auto and lease financing segment provides financing for vehicles and equipment through Popular Auto in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The “Other” category includes all holding companies and non-banking subsidiaries which provide insurance agency services and reinsurance, retail financial services, broker/dealer activities, as well as those providing information technology and ATM and data processing services.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segment for the quarters and six-months periods ended June 30, 2004 and 2003.

	Quarter ended June 30, 2004
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$235,713	$83,178	$22,857	($3,205)	$2,160	$340,703
Provision for loan losses	22,469	13,545	5,335	—	—	41,349
Other income	92,706	20,772	5,728	66,803	(27,040)	158,969
Amortization of intangibles	1,695	—	—	105	—	1,800
Depreciation expense	8,762	1,519	3,177	3,897	973	18,328
Other operating expenses	185,545	45,676	9,966	54,861	(24,516)	271,532
Income tax	16,736	15,132	3,806	3,249	(59)	38,864

Net income	$93,212	$28,078	$6,301	$1,486	($1,278)	$127,799

Segment Assets	$29,591,604	$9,159,385	$1,777,209	$7,545,251	($8,517,210)	$39,556,239

	Six months ended June 30, 2004
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$468,022	$161,366	$45,874	($7,702)	$3,857	$671,417
Provision for loan losses	48,246	26,708	11,073	—	—	86,027
Other income	165,328	27,213	11,651	130,824	(30,811)	304,205
Amortization of intangibles	3,393	—	—	209	—	3,602
Depreciation expense	20,315	2,763	6,355	6,142	961	36,536
Other operating expenses	353,774	89,845	18,553	93,356	(24,268)	531,260
Income tax	32,223	23,695	8,117	8,607	(748)	71,894

Net income	$175,399	$45,568	$13,427	$14,808	($2,899)	$246,303

Segment Assets	$29,591,604	$9,159,385	$1,777,209	$7,545,251	($8,517,210)	$39,556,239

	Quarter ended June 30, 2003
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income	$239,160	$64,844	$19,821	$4,480	$1,390	$329,695
Provision for loan losses	30,621	13,729	4,975	—	—	49,325
Other income	66,893	19,209	5,247	83,807	(5,532)	169,624
Amortization of intangibles	1,938	—	—	90	—	2,028
Depreciation expense	12,263	1,100	2,859	1,949	—	18,171
Other operating expenses	178,890	34,741	8,172	37,537	(261)	259,079
Net gain of minority interest	—	(163)	—	—	—	(163)
Income tax	12,140	11,971	3,394	9,434	(993)	35,946

Net income	$70,201	$22,349	$5,668	$39,277	($2,888)	$134,607

Segment Assets	$28,326,802	$6,735,142	$1,445,719	$7,597,555	($8,031,664)	$36,073,554

	Six months ended June 30, 2003
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$467,550	$126,390	$38,503	($5,906)	$2,264	$628,801
Provision for loan losses	61,644	25,940	9,950	—	—	97,534
Other income	136,425	41,323	10,419	136,549	(12,277)	312,439
Amortization of intangibles	3,875	—	—	180	—	4,055
Depreciation expense	25,031	2,284	5,757	3,825	—	36,897
Other operating expenses	342,493	69,102	15,993	74,932	(552)	501,968
Net gain of minority interest	—	(241)	—	—	—	(241)
Income tax	28,657	24,887	6,603	9,395	(2,693)	66,849

Net income	$142,275	$45,259	$10,619	$42,311	($6,768)	$233,696

Segment Assets	$28,326,802	$6,735,142	$1,445,719	$7,597,555	($8,031,664)	$36,073,554

During the first quarter of 2004, the Corporation’s parent holding company realized gains on the sale of marketable equity securities of approximately $10,500 ($9,200 after-tax). During the quarter ended June 30, 2003, the parent holding company realized gains on sale of marketable equity securities of approximately $29,300 ($25,700 after tax). These gains are included in “other income” within the “other” reportable segment category.

The increase in the eliminations in the “other income” and “other operating expenses” categories for the quarter and six months ended June 30, 2004, compared with the corresponding periods in the previous year, is mostly related to information technology and data processing services provided by EVERTEC, INC. to other subsidiaries of the Corporation. Also, as a result of the reorganization to consolidate the information processing and technology functions into EVERTEC, INC., certain internal services previously provided by BPPR or internally serviced by other subsidiaries, are now provided by EVERTEC, INC. The intercompany billings are eliminated in the consolidated financial statements.

Intersegment Revenues *

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003
Commercial Banking	$12,059	$15,036	$27,246	$31,220
Mortgage and Consumer Lending	(29,507)	(37,810)	(64,851)	(76,057)
Auto and Lease Financing	(10,768)	(12,508)	(23,162)	(25,579)
Other	53,096	39,424	87,721	80,429

Total intersegment revenues	$24,880	$4,142	$26,954	$10,013

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans and information technology services.

Geographic Information

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003
Revenues**
Puerto Rico	$327,750	$343,534	$641,870	$646,479
United States	158,163	142,848	305,631	269,131
Other	13,759	12,937	28,121	25,630

Total consolidated revenues	$499,672	$499,319	$975,622	$941,240

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain on sale of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2004	2003	2003
Selected Balance Sheet Information:
Puerto Rico
Total assets	$23,396,827	$22,530,059	$23,566,694
Loans	11,454,821	10,792,902	10,333,550
Deposits	12,757,659	12,377,181	12,657,126
Mainland United States
Total assets	$15,381,229	$13,221,947	$11,829,565
Loans	12,805,893	11,421,958	10,163,772
Deposits	5,446,633	4,798,841	4,761,462
Other
Total assets	$778,183	$682,709	$677,295
Loans	429,326	387,332	374,754
Deposits *	1,023,284	921,806	856,835

*	Represents deposits from BPPR – U.S. Virgin Islands and Tortola

Note 16 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of June 30, 2004, December 31, 2003 and June 30, 2003, and the results of their operations and cash flows for the periods ended June 30, 2004 and 2003. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of May 31, 2004, November 30, 2003 and May 31, 2003, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2004, BPPR could have declared a dividend of approximately $234,676 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$2,622	$24	$709	$904,145	($62,627)	$844,873
Money market investments	150,237	300	178	1,253,545	(461,508)	942,752
Investment securities available-for-sale, at market value	48,172	33,277	6,780	10,528,280	(2,644)	10,613,865
Investment securities held-to-maturity, at amortized cost				287,732		287,732
Other investment securities, at cost	441,813	5,002	4,640	94,118	(300,000)	245,573
Trading account securities, at market value				411,097	(527)	410,570
Investment in subsidiaries	2,678,337	925,821	973,617	244,009	(4,821,784)
Loans held-for-sale, at lower of cost or market				328,744		328,744

Loans	44,667		2,604,374	26,992,710	(5,001,079)	24,640,672
Less – Unearned income				279,376		279,376
Allowance for loan losses				425,949		425,949

	44,667		2,604,374	26,287,385	(5,001,079)	23,935,347

Premises and equipment	9,971			485,458	(349)	495,080
Other real estate				53,426		53,426
Accrued income receivable	198		10,409	190,306	(17,308)	183,605
Other assets	43,946	33,147	2,162	921,791	(2,336)	998,710
Goodwill				192,174		192,174
Other intangible assets				23,788		23,788

	$3,419,963	$997,571	$3,602,869	$42,205,998	($10,670,162)	$39,556,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,190,020	($62,558)	$4,127,462
Interest bearing				15,329,481	(229,367)	15,100,114

				19,519,501	(291,925)	19,227,576
Federal funds purchased and assets sold under agreements to repurchase			$78,793	7,064,026	(225,141)	6,917,678
Other short-term borrowings	$35,000	$4,740	381,147	2,898,607	(1,092,802)	2,226,692
Notes payable	425,484		2,197,232	8,874,334	(3,861,680)	7,635,370
Subordinated notes	125,000					125,000
Other liabilities	50,759	87	28,603	596,875	(36,225)	640,099

	636,243	4,827	2,685,775	38,953,343	(5,507,773)	36,772,415

Minority interest in consolidated subsidiaries				104		104

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	1,677,291	3,962	2	69,492	(73,456)	1,677,291
Surplus	320,662	700,193	619,964	1,364,043	(2,681,589)	323,273
Retained earnings	927,663	321,142	311,801	1,663,740	(2,299,294)	925,052
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)
Accumulated other comprehensive loss, net of tax	(122,334)	(32,553)	(14,673)	(143,034)	190,260	(122,334)

	2,783,720	992,744	917,094	3,252,551	(5,162,389)	2,783,720

	$3,419,963	$997,571	$3,602,869	$42,205,998	($10,670,162)	$39,556,239

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$995	$47	$2,444	$722,181	($37,577)	$688,090
Money market investments	114,297	300	56,890	1,139,713	(538,307)	772,893
Investment securities available-for-sale, at market value	56,680	35,536	6,879	9,957,584	(5,100)	10,051,579
Investment securities held-to-maturity, at amortized cost				186,821		186,821
Other investment securities, at cost	441,686	5,002	4,640	81,816	(300,000)	233,144
Trading account securities, at market value				605,119		605,119
Investment in subsidiaries	2,652,128	887,671	935,084	219,378	(4,694,261)
Loans held-for-sale, at lower of cost or market value				283,571	(11,979)	271,592

Loans	79,468		2,511,262	24,634,365	(4,611,216)	22,613,879
Less – Unearned income				283,279		283,279
Allowance for loan losses				408,542		408,542

	79,468		2,511,262	23,942,544	(4,611,216)	21,922,058

Premises and equipment	10,378			475,074		485,452
Other real estate				53,898		53,898
Accrued income receivable	205	1	11,180	181,939	(17,173)	176,152
Other assets	29,080	20,705	2,435	707,310	9,507	769,037
Goodwill				191,490		191,490
Other intangible assets				27,390		27,390

	$3,384,917	$949,262	$3,530,814	$38,775,828	($10,206,106)	$36,434,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,764,226	($37,519)	$3,726,707
Interest bearing				14,675,297	(304,176)	14,371,121

				18,439,523	(341,695)	18,097,828
Federal funds purchased and assets sold under agreements to repurchase				6,038,714	(259,727)	5,778,987
Other short-term borrowings	$35,675	$205	$175,761	2,732,405	(947,422)	1,996,624
Notes payable	424,635	8,573	2,445,336	7,737,952	(3,624,471)	6,992,025
Subordinated notes	125,000					125,000
Other liabilities	45,190	133	30,450	636,376	(22,420)	689,729

	630,500	8,911	2,651,547	35,584,970	(5,195,735)	33,680,193

Minority interest in consolidated subsidiaries				105		105

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	837,566	3,962	2	69,537	(73,501)	837,566
Surplus	312,027	678,038	619,964	1,363,998	(2,659,389)	314,638
Retained earnings	1,604,462	263,840	259,360	1,471,535	(1,997,346)	1,601,851
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income (loss), net of tax	19,014	(5,489)	(59)	(13,537)	19,085	19,014

	2,754,417	940,351	879,267	3,190,753	(5,010,371)	2,754,417

	$3,384,917	$949,262	$3,530,814	$38,775,828	($10,206,106)	$36,434,715

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$4,272	$3,443	$440	$951,693	($54,436)	$905,412
Money market investments	53,837	301	80,277	1,064,191	(415,328)	783,278
Investment securities available-for-sale, at market value	96,916	33,842	7,229	11,066,607	(5,200)	11,199,394
Investment securities held-to-maturity, at amortized cost				342,906	(148,640)	194,266
Other investment securities, at cost	132,416			82,154		214,570
Trading account securities, at market value				650,453		650,453
Investment in subsidiaries	2,682,206	842,505	894,595	194,365	(4,613,671)
Loans held-for-sale, at lower of cost or market				347,348	(14,014)	333,334

Loans	111,509		2,847,890	22,618,274	(4,759,029)	20,818,644
Less – Unearned income				279,902		279,902
Allowance for loan losses				397,503		397,503

	111,509		2,847,890	21,940,869	(4,759,029)	20,141,239

Premises and equipment	10,785			462,735		473,520
Other real estate				47,863		47,863
Accrued income receivable	173	1	12,808	192,222	(22,855)	182,349
Other assets	22,744	27,582	1,614	668,379	8,654	728,973
Goodwill				188,310		188,310
Other intangible assets				30,593		30,593

	$3,114,858	$907,674	$3,844,853	$38,230,688	($10,024,519)	$36,073,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,270,601	($54,374)	$4,216,227
Interest bearing				14,268,875	(209,679)	14,059,196

				18,539,476	(264,053)	18,275,423
Federal funds purchased and assets sold under agreements to repurchase	$1,000		$484,185	7,360,568	(190,648)	7,655,105
Other short-term borrowings	3,723	$125	161,716	2,140,197	(1,134,698)	1,171,063
Notes payable	119,116	8,788	2,341,877	6,541,177	(3,734,877)	5,276,081
Subordinated notes	125,000					125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	53,148	1,625	22,822	591,591	(56,576)	612,610

	301,987	10,538	3,010,600	35,317,009	(5,380,852)	33,259,282

Minority interest in consolidated subsidiaries				108	1,293	1,401

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	836,134	3,962	2	72,577	(76,541)	836,134
Surplus	278,933	678,038	619,964	1,335,998	(2,632,407)	280,526
Retained earnings	1,469,426	210,436	207,929	1,323,101	(1,743,059)	1,467,833
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income, net of tax	247,030	4,700	6,358	182,675	(193,733)	247,030

	2,812,871	897,136	834,253	2,913,571	(4,644,960)	2,812,871

	$3,114,858	$907,674	$3,844,853	$38,230,688	($10,024,519)	$36,073,554

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$691		$31,028	$433,279	($47,157)	$417,841
Money market investments	246	$1	18	8,096	(2,012)	6,349
Investment securities	209		191	101,832	212	102,444
Trading account securities				5,636		5,636

	1,146	1	31,237	548,843	(48,957)	532,270

INTEREST EXPENSE:
Deposits				79,979	(709)	79,270
Short-term borrowings	169	15	1,466	39,647	(5,849)	35,448
Long-term debt	8,175	7	29,658	83,569	(44,560)	76,849

	8,344	22	31,124	203,195	(51,118)	191,567

Net interest (loss) income	(7,198)	(21)	113	345,648	2,161	340,703
Provision for loan losses				41,349		41,349

Net interest (loss) income after provision for loan losses	(7,198)	(21)	113	304,299	2,161	299,354
Service charges on deposit accounts				40,540		40,540
Other service fees				94,466	(16,607)	77,859
Gain on sale of investment securities			5	397		402
Trading account profit				615		615
Gain on sale of loans				17,346	(5,299)	12,047
Other operating income	2,061	540	81	29,957	(5,133)	27,506

	(5,137)	519	199	487,620	(24,878)	458,323

OPERATING EXPENSES:
Personnel costs:
Salaries		81		102,366	2,967	105,414
Profit sharing				5,384	255	5,639
Pension and other benefits		12		29,854	641	30,507

		93		137,604	3,863	141,560
Net occupancy expenses		3		22,271	546	22,820
Equipment expenses				25,403	2,715	28,118
Other taxes	359			9,188	182	9,729
Professional fees	700	1	76	52,976	(31,205)	22,548
Communications	17			15,083	350	15,450
Business promotion				17,523	12	17,535
Printing and supplies				4,640	178	4,818
Other operating expenses	271	21	141	27,033	(184)	27,282
Amortization of intangibles				1,800		1,800

	1,347	118	217	313,521	(23,543)	291,660

(Loss) income before income tax and equity in earnings of subsidiaries	(6,484)	401	(18)	174,099	(1,335)	166,663
Income tax			(22)	38,944	(58)	38,864

(Loss) income before equity in earnings of subsidiaries	(6,484)	401	4	135,155	(1,277)	127,799
Equity in earnings of subsidiaries	134,283	30,360	29,990	17,240	(211,873)

NET INCOME	$127,799	$30,761	$29,994	$152,395	($213,150)	$127,799

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$605		$37,288	$401,104	($53,450)	$385,547
Money market investments	111	$1	548	16,715	(10,920)	6,455
Investment securities	313		208	113,100	(2,932)	110,689
Trading account securities				8,968		8,968

	1,029	1	38,044	539,887	(67,302)	511,659

INTEREST EXPENSE:
Deposits				85,994	(218)	85,776
Short-term borrowings	47		3,647	51,045	(16,935)	37,804
Long-term debt	4,212	58	30,476	75,175	(51,537)	58,384

	4,259	58	34,123	212,214	(68,690)	181,964

Net interest (loss) income	(3,230)	(57)	3,921	327,673	1,388	329,695
Provision for loan losses				49,325		49,325

Net interest (loss) income after provision for loan losses	(3,230)	(57)	3,921	278,348	1,388	280,370
Service charges on deposit accounts				39,669		39,669
Other service fees				71,885	(246)	71,639
Gain (loss) on sale of investment securities	29,196		(2)	681		29,875
Trading account loss				(4,243)		(4,243)
Gain on sale of loans				17,708	(4,964)	12,744
Other operating income	8,841	805		10,616	(322)	19,940

	34,807	748	3,919	414,664	(4,144)	449,994

OPERATING EXPENSES:
Personnel costs:
Salaries		82		94,251		94,333
Profit sharing				4,918		4,918
Pension and other benefits		14		30,503		30,517

		96		129,672		129,768
Net occupancy expenses		4		20,738		20,742
Equipment expenses				26,056		26,056
Other taxes	291			9,011		9,302
Professional fees	208	5	79	19,943	(122)	20,113
Communications	12			14,300		14,312
Business promotion				17,010		17,010
Printing and supplies				5,004		5,004
Other operating expenses	99	25	444	34,514	(139)	34,943
Amortization of intangibles				2,028		2,028

	610	130	523	278,276	(261)	279,278

Income before income tax, minority interest and equity in earnings of subsidiaries	34,197	618	3,396	136,388	(3,883)	170,716
Income tax	3,667		2,693	30,580	(994)	35,946
Net earnings of minority interest				(163)		(163)

Income before equity in earnings of subsidiaries	30,530	618	703	105,645	(2,889)	134,607
Equity in earnings of subsidiaries	104,077	23,552	22,605	12,873	(163,107)

NET INCOME	$134,607	$24,170	$23,308	$118,518	($165,996)	$134,607

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$1,276		$63,925	$857,098	($95,962)	$826,337
Money market investments	440	$2	138	15,976	(4,394)	12,162
Investment securities	420		384	196,224	448	197,476
Trading account securities				15,037		15,037

	2,136	2	64,447	1,084,335	(99,908)	1,051,012

INTEREST EXPENSE:
Deposits				159,270	(1,885)	157,385
Short-term borrowings	325	21	2,887	76,077	(11,700)	67,610
Long-term debt	16,901	63	61,495	166,322	(90,181)	154,600

	17,226	84	64,382	401,669	(103,766)	379,595

Net interest (loss) income	(15,090)	(82)	65	682,666	3,858	671,417
Provision for loan losses				86,027		86,027

Net interest (loss) income after provision for loan losses	(15,090)	(82)	65	596,639	3,858	585,390
Service charges on deposit accounts				81,622		81,622
Other service fees				164,731	(17,318)	147,413
Gain on sale of investment securities	10,535	2,206	14	680		13,435
Trading account loss				(1,551)		(1,551)
Gain on sale of loans				26,569	(8,254)	18,315
Other operating income	3,539	2,295	81	44,294	(5,238)	44,971

	(1,016)	4,419	160	912,984	(26,952)	889,595

OPERATING EXPENSES:
Personnel costs:
Salaries		162		203,824	2,992	206,978
Profit sharing				11,066	255	11,321
Pension and other benefits		30		63,154	641	63,825

		192		278,044	3,888	282,124
Net occupancy expenses		6		43,313	546	43,865
Equipment expenses				52,593	2,705	55,298
Other taxes	717			18,322	182	19,221
Professional fees	994	2	160	72,829	(31,351)	42,634
Communications	27			30,518	338	30,883
Business promotion				33,914	12	33,926
Printing and supplies				9,211	178	9,389
Other operating expenses	409	44	274	49,534	195	50,456
Amortization of intangibles				3,602		3,602

	2,147	244	434	591,880	(23,307)	571,398

(Loss) income before income tax and equity in earnings of subsidiaries	(3,163)	4,175	(274)	321,104	(3,645)	318,197
Income tax	1,317		368	70,956	(747)	71,894

(Loss) income before equity in earnings of subsidiaries	(4,480)	4,175	(642)	250,148	(2,898)	246,303
Equity in earnings of subsidiaries	250,783	53,127	53,083	30,706	(387,699)

NET INCOME	$246,303	$57,302	$52,441	$280,854	($390,597)	$246,303

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$2,143		$73,738	$795,346	($107,747)	$763,480
Money market investments	158	$3	587	35,240	(22,171)	13,817
Investment securities	757		405	225,197	(5,869)	220,490
Trading account securities				17,153		17,153

	3,058	3	74,730	1,072,936	(135,787)	1,014,940

INTEREST EXPENSE:
Deposits				180,186	(373)	179,813
Short-term borrowings	250	1	8,740	105,855	(36,253)	78,593
Long-term debt	8,794	116	73,380	146,867	(101,424)	127,733

	9,044	117	82,120	432,908	(138,050)	386,139

Net interest (loss) income	(5,986)	(114)	(7,390)	640,028	2,263	628,801
Provision for loan losses				97,534		97,534

Net interest (loss) income after provision for loan losses	(5,986)	(114)	(7,390)	542,494	2,263	531,267
Service charges on deposit accounts				79,521	(13)	79,508
Other service fees				142,400	(1,408)	140,992
Gain (loss) on sale of investment securities	29,196		(29)	2,122		31,289
Trading account loss				(5,180)		(5,180)
Gain on sale of loans				38,486	(9,153)	29,333
Other operating income	13,161	2,438		22,601	(1,703)	36,497

	36,371	2,324	(7,419)	822,444	(10,014)	843,706

OPERATING EXPENSES:
Personnel costs:
Salaries		160		190,208	1	190,369
Profit sharing				11,163		11,163
Pension and other benefits		31		60,554		60,585

		191		261,925	1	262,117
Net occupancy expenses		6		41,196		41,202
Equipment expenses				52,406		52,406
Other taxes	581			18,273		18,854
Professional fees	417	9	150	38,510	(197)	38,889
Communications	21			28,988		29,009
Business promotion				32,980		32,980
Printing and supplies				9,747		9,747
Other operating expenses	165	48	575	53,229	(356)	53,661
Amortization of intangibles				4,055		4,055

	1,184	254	725	541,309	(552)	542,920

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	35,187	2,070	(8,144)	281,135	(9,462)	300,786
Income tax	3,667		(1,358)	67,233	(2,693)	66,849
Net earnings of minority interest				(241)		(241)

Income (loss) before equity in earnings of subsidiaries	31,520	2,070	(6,786)	213,661	(6,769)	233,696
Equity in earnings of subsidiaries	202,176	37,491	43,759	24,979	(308,405)

NET INCOME	$233,696	$39,561	$36,973	$238,640	($315,174)	$233,696

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	Other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$246,303	$57,302	$52,441	$280,854	($390,597)	$246,303

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(250,783)	(53,127)	(53,083)	(30,706)	387,699
Depreciation and amortization of premises and equipment	407			35,168	961	36,536
Provision for loan losses				86,027		86,027
Amortization of intangibles				3,602		3,602
Net gain on sale of investment securities	(10,535)	(2,206)	(14)	(680)		(13,435)
Net gain on disposition of premises and equipment				(13,530)		(13,530)
Net gain on sale of loans, excluding loans held-for-sale				(4,544)		(4,544)
Net amortization of premiums and accretion of discounts on investments				21,308	(486)	20,822
Net amortization of premiums and deferred loan origination fees and costs				49,760		49,760
Earnings from investments under the equity method	(1,100)	(2,085)		(300)	(301)	(3,786)
Stock options and restricted stock expense	338			1,963	15	2,316
Net increase in loans held-for-sale				(66,170)		(66,170)
Net increase in trading securities				(170,467)	527	(169,940)
Net decrease (increase) in accrued income receivable	7	1	771	(8,367)	135	(7,453)
Net (increase) decrease in other assets	(15,283)	(21,250)	132	(83,715)	12,247	(107,869)
Net increase (decrease) in interest payable	410	(23)	(5,801)	13,535	475	8,596
Net increase in deferred and current taxes	1,317		3,945	3,332	(747)	7,847
Net increase in postretirement benefit obligation				3,656		3,656
Net increase (decrease) in other liabilities	1,876	(24)	184	(5,854)	(13,650)	(17,468)

Total adjustments	(273,346)	(78,714)	(53,866)	(165,982)	386,875	(185,033)

Net cash (used in) provided by operating activities	(27,043)	(21,412)	(1,425)	114,872	(3,722)	61,270

Cash flows from investing activities:
Net (increase) decrease in money market investments	(35,940)		56,712	(113,832)	(76,799)	(169,859)
Purchases of investment securities:
Available-for-sale			(1,500)	(3,075,899)	189,045	(2,888,354)
Held-to-maturity				(579,124)		(579,124)
Other	(126)			(12,303)		(12,429)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				2,542,980	(191,015)	2,351,965
Held-to-maturity				478,439		478,439
Proceeds from sale of investment securities available-for-sale	12,444	3,272	1,514	99,158		116,388
Net collections (disbursements) on loans	34,801		(93,111)	(937,537)	377,883	(617,964)
Proceeds from sale of loans				151,646		151,646
Acquisition of loan portfolios				(1,769,045)		(1,769,045)
Capital contribution to subsidiary	(559)				559
Acquisition of premises and equipment				(56,233)	(612)	(56,845)
Proceeds from sale of premises and equipment				24,211		24,211
Dividends received from subsidiary	88,650				(88,650)

Net cash provided by (used in) investing activities	99,270	3,272	(36,385)	(3,247,539)	210,411	(2,970,971)

Cash flows from financing activities:
Net increase in deposits				1,076,644	49,770	1,126,414
Net increase in federal funds purchased and assets sold under agreements to repurchase			78,793	1,025,312	34,586	1,138,691
Net (decrease) increase in other short-term borrowings	(675)	4,535	205,386	166,202	(145,380)	230,068
Net proceeds from (payments of) notes payable and capital securities	429	(8,573)	(248,104)	1,136,382	(237,210)	642,924
Dividends paid to parent company				(88,650)	88,650
Dividends paid	(77,753)					(77,753)
Proceeds from issuance of common stock	7,399					7,399
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		22,155			(22,155)

Net cash (used in) provided by financing activities	(70,600)	18,117	36,075	3,314,631	(231,739)	3,066,484

Net increase (decrease) in cash and due from banks	1,627	(23)	(1,735)	181,964	(25,050)	156,783

Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$2,622	$24	$709	$904,145	($62,627)	$844,873

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$233,696	$39,561	$36,973	$238,640	($315,174)	$233,696

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(202,176)	(37,491)	(43,759)	(24,979)	308,405
Depreciation and amortization of premises and equipment	407			36,490		36,897
Provision for loan losses				97,534		97,534
Amortization of intangibles				4,055		4,055
Net (gain) loss on sales of investment securities	(29,196)		29	(2,122)		(31,289)
Net loss on disposition of premises and equipment				(1,893)		(1,893)
Net gain on sales of loans, excluding loans held-for- sale				(3,353)		(3,353)
Net amortization of premiums and accretion of discounts on investments				11,394		11,394
Net amortization of premiums and deferred loan origination fees and costs				29,370		29,370
Earnings from investments under the equity method	(736)	(2,228)				(2,964)
Stock options expense	71			995		1,066
Net decrease in loans held-for-sale				123,889	(2,220)	121,669
Net increase in trading securities				(223,111)		(223,111)
Net decrease (increase) in accrued income receivable	121	1	(917)	2,150	845	2,200
Net decrease (increase) in other assets	1,451	(1,714)	(171)	(107,679)	(1,795)	(109,908)
Net (decrease) increase in interest payable	(172)	116	11,312	(12,110)	(911)	(1,765)
Net increase (decrease) in deferred and current taxes	3,667		9,552	(29,396)	(5,294)	(21,471)
Net increase in postretirement benefit obligation				5,622		5,622
Net increase (decrease) in other liabilities	939	1,344	(49,300)	(31,909)	5,465	(73,461)

Total adjustments	(225,624)	(39,972)	(73,254)	(125,053)	304,495	(159,408)

Net cash provided by (used in) operating activities	8,072	(411)	(36,281)	113,587	(10,679)	74,288

Cash flows from investing activities:
Net (increase) decrease in money market investments	(50,900)	(1)	(70,569)	186,803	246,035	311,368
Purchases of investment securities:
Available-for-sale		(1,744)	(17,122)	(4,602,666)	264,073	(4,357,459)
Held to maturity				(338,878)		(338,878)
Other	(38)			(12,290)		(12,328)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				3,640,213	(263,873)	3,376,340
Held to maturity				325,555		325,555
Other				18,053		18,053
Proceeds from sale of investment securities available-for-sale	36,880		17,093	204,120		258,093
Net collections (disbursements) on loans	56,015		(274,668)	(723,266)	452,530	(489,389)
Proceeds from sales of loans				98,596		98,596
Acquisition of loan portfolios				(1,170,573)		(1,170,573)
Capital contribution to subsidiary	(185,494)	(180,000)			365,494
Acquisition of premises and equipment				(55,432)		(55,432)
Proceeds from sale of premises and equipment				8,085		8,085
Dividends received from subsidiary	62,100			32,000	(94,100)

Net cash used in investing activities	(81,437)	(181,745)	(345,266)	(2,389,680)	970,159	(2,027,969)

Cash flows from financing activities:
Net increase in deposits				857,356	(197,856)	659,500
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(9,300)		(14,698)	1,053,080	(58,528)	970,554
Net (decrease) increase in other short-term borrowings	(25,468)	35	(277,336)	(337,274)	107,544	(532,499)
Net (payments of) proceeds from notes payable and capital securities	(18,661)		492,860	1,023,191	(520,162)	977,228
Dividends paid to parent company				(62,100)	62,100
Dividends paid	(56,969)					(56,969)
Proceeds from issuance of common stock	7,164					7,164
Net proceeds from issuance of preferred stock	180,547				1,593	182,140
Treasury stock acquired				(581)		(581)
Capital contribution from parent		185,494	180,000		(365,494)

Net cash provided by financing activities	77,313	185,529	380,826	2,533,672	(970,803)	2,206,537

Net increase (decrease) in cash and due from banks	3,948	3,373	(721)	257,579	(11,323)	252,856
Cash and due from banks at beginning of period	324	70	1,161	694,114	(43,113)	652,556

Cash and due from banks at end of period	$4,272	$3,443	$440	$951,693	($54,436)	$905,412

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis. The Corporation is a financial holding company, which offers a wide range of products and services to consumer and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation’s subsidiaries are engaged in the following businesses:

-	Commercial Banking – Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

-	Auto Loans and Lease Financing – Popular Auto, Inc. and Popular Leasing, U.S.A.

-	Mortgage and Consumer Lending – Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc., and Popular FS, LLC

-	Broker / Dealer – Popular Securities, Inc.

-	Processing and Information Technology Services and Products – EVERTEC, INC., ATH Costa Rica and CreST, S.A.

-	Retail Financial Services – Popular Cash Express, Inc.

-	Insurance — Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc., Popular Insurance V.I., Inc. and Popular RE, Inc.

2004 SECOND QUARTER HIGHLIGHTS

-	Table A “Financial Highlights” presents a summary of key financial information for the quarters and six months ended June 30, 2004 and 2003.

-	Net income for the quarter ended June 30, 2004 totaled $127.8 million, compared with $134.6 million in the second quarter of 2003. The results for the second quarter of 2003 included $29.9 million in gain on sale of investment securities, mainly marketable equity securities, compared with $402 thousand in the same quarter of 2004.

-	Earnings per common share (EPS), basic and diluted, for the second quarter of 2004, after adjusting for the stock split in the form of a dividend of one share for each share outstanding, were $0.47 per common share, compared with $0.50 per common share reported for the same quarter a year earlier. The Corporation’s return on assets (ROA) and return on common equity (ROE) for the second quarter of 2004 were 1.33% and 18.79%, respectively, compared with 1.58% and 22.63%, respectively, for the same period in 2003.

-	For the six months ended June 30, 2004, the Corporation’s net income reached $246.3 million, compared with $233.7 million for the same period in 2003. EPS, basic and diluted, for the six months ended June 30, 2004 and 2003, and after adjusting for the aforementioned stock split, were $0.90 and $0.87, respectively. ROA and ROE for the first six months of 2004 were 1.31% and 18.37%, respectively, compared with 1.40% and 20.09%, respectively, for the same period in 2003.

TABLE A
Financial Highlights

Balance Sheet Highlights	At June 30,			Average for the six months
(In thousands)	2004	2003	Change	2004	2003	Change
Money market investments	$942,752	$783,278	$159,474	$822,863	$893,847	($70,984)
Investment and trading securities	11,557,740	12,258,683	(700,943)	11,380,678	11,168,137	212,541
Loans	24,690,040	20,872,076	3,817,964	23,449,982	19,832,452	3,617,530
Total assets	39,556,239	36,073,554	3,482,685	37,787,926	33,712,699	4,075,227
Deposits	19,227,576	18,275,423	952,153	18,643,402	17,669,845	973,557
Borrowings	16,904,740	14,371,249	2,533,491	15,698,360	13,099,270	2,599,090
Stockholders’ equity	2,783,720	2,812,871	(29,151)	2,817,985	2,422,320	395,665

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2004	2003	Change	2004	2003	Change
Net interest income	$340,703	$329,695	$11,008	$671,417	$628,801	$42,616
Provision for loan losses	41,349	49,325	(7,976)	86,027	97,534	(11,507)
Fees and other income	158,969	169,624	(10,655)	304,205	312,439	(8,234)
Other expenses, net of minority interest	330,524	315,387	15,137	643,292	610,010	33,282
Net income	$127,799	$134,607	($6,808)	$246,303	$233,696	$12,607
Net income applicable to common stock	$124,821	$131,594	($6,773)	$240,347	$229,734	$10,613
Earnings per common share	$0.47	$0.50	($0.03)	$0.90	$0.87	$0.03

	Second Quarter				Six months ended June 30,
Selected Statistical Information	2004		2003		2004		2003
Common Stock Data - Market price
High	$21.97		$20.41		$24.05		$20.41
Low	20.04		17.08		20.04		15.98
End	21.39		19.27		21.39		19.27
Book value at period end	9.76		9.90		9.76		9.90
Dividends declared	0.16		0.14		0.30		0.24
Dividend payout ratio	28.77%		20.07%		29.87%		23.17%
Price/earnings ratio	12.08	x	12.89	x	12.08	x	12.89	x
Profitability Ratios — Return on assets	1.33%		1.58%		1.31%		1.40%
Return on common equity	18.79		22.63		18.37		20.09
Net interest spread (taxable equivalent)	3.69		4.08		3.72		3.91
Net interest yield (taxable equivalent)	4.05		4.46		4.08		4.31
Effective tax rate	23.32		21.06		22.59		22.22
Overhead ratio*	38.95		33.26		39.80		36.65
Efficiency ratio **	59.79		58.96		59.97		59.33
Capitalization Ratios - Equity to assets	7.40%		7.38%		7.46%		7.19%
Tangible equity to assets	6.87		6.79		6.92		6.59
Equity to loans	11.95		12.55		12.02		12.21
Internal capital generation	11.50		15.23		11.49		13.74
Tier I capital to risk – adjusted assets	12.32		10.88		12.32		10.88
Total capital to risk – adjusted assets	13.79		12.56		13.79		12.56
Leverage ratio	7.86		7.01		7.86		7.01

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring non-interest income.

Note: All per share data has been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend.

- The Corporation’s net income for the second quarter of 2004 reflected the following variances compared with the same quarter last year:

•	higher net interest income by $11.0 million, principally as a result of the increased growth in average earning assets, mainly loans, partially offset by a reduction in the net interest margin, on a taxable equivalent basis, to 4.05% for the second quarter of 2004, from 4.46% in the same period of 2003.

•	lower provision for loan losses by $8.0 million. Results for the quarter ended June 30, 2004 showed improved credit quality trends. Net charge-offs for the second quarter of 2004 were 0.59% of average loans, compared with 0.76% for the second quarter of 2003. Net charge-offs to average loans for the quarter, compared with the same quarter in the previous year, reflected reductions in all loan categories. This factor, coupled with a continued shift in the loan portfolio mix to include a greater proportion of residential mortgages and favorable changes in certain categories of non-performing assets, contributed to lowering the provision for loan losses for this quarter, compared with the same period in 2003.

•	decrease of $10.7 million in non-interest income due to the aforementioned gain on the sale of investment securities during the quarter ended June 30, 2003 of $29.9 million, partially offset by a gain on sale of a real estate property of $10.9 million in the second quarter of 2004.

•	higher operating expenses by $12.4 million. Categories with the largest variances compared with the quarter ended June 30, 2003 included professional fees, net occupancy, equipment and other operating expenses. Included in operating expenses for the quarter ended June 30, 2003 were approximately $14 million in non-recurrent losses resulting from unauthorized credit card transactions.

-	The Corporation’s total assets amounted to $39.6 billion at June 30, 2004, compared with $36.1 billion at June 30, 2003. Loans increased $3.8 billion, or 18% from June 30, 2003. Mortgage loans accounted for 67% of this rise in the total loan portfolio, increasing $2.6 billion, or 31%. Commercial and construction loans rose $641 million, or 8%, compared with June 30, 2003, while consumer loans increased $503 million, or 16%.

-	Deposits totaled $19.2 billion at June 30, 2004, compared with $18.3 billion at June 30, 2003, an increase of 5%, mostly reflected in savings and time deposits.

-	Borrowed funds reached $16.9 billion at June 30, 2004, from $14.4 billion in the same date of the previous year. The increase in borrowings since June 30, 2003, was mainly used to fund loan growth. During the second quarter of 2004, Equity One, the Corporation’s mortgage and consumer lending subsidiary in the U.S. mainland, sold approximately $700 million in asset-backed securities, supported by home equity loans.

-	Stockholders’ equity was $2.8 billion at June 30, 2004, remaining relatively stable when compared with June 30, 2003 mainly due to an unfavorable change in accumulated other comprehensive income of $369 million, mostly associated with unrealized losses on the investment securities available-for-sale portfolio caused by rising long-term rates. This decline was offset by earnings since June 30, 2003. Although not having an impact on total stockholders’ equity, a total of $839 million were transferred from retained earnings to common stock as a result of a common stock split during the quarter ended June 30, 2004.

-	In May 2004, the Board of Directors of Popular, Inc. declared an 18.5% increase in the quarterly cash dividend, from $0.27 to $0.32 per common share. Also, the Board authorized a two-for-one stock split in the form of a stock dividend. The new shares were distributed on July 8, 2004 to shareholders of record as of June 18, 2004. Following the effective date of the stock split, the regular quarterly dividend on the common stock was adjusted from $0.32 per share to $0.16 per share to reflect the additional shares issued as part of the stock split. All per share data included herein has been adjusted to reflect the stock split.

-	The closing price of the Corporation’s common stock at June 30, 2004, was $21.39 per common share, compared with $19.27 at June 30, 2003. The Corporation’s market capitalization at June 30, 2004 was $5.7 billion, compared with $5.1 billion at June 30, 2003.

-	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.

CRITICAL ACCOUNTING POLICIES

The accounting policies followed by the Corporation and its subsidiaries, and the methods of applying these policies, conform with generally accepted accounting principles in the United States and to general practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates and assumptions are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2003 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, refer to Note 1 to the consolidated financial statements included in said report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2003, except as described in the next paragraph. The summary of the Corporation’s critical accounting policies referred to above states that closed-end consumer loans are charged-off when payments are delinquent 120 days. In the case of the Corporation’s non-bank consumer and mortgage lending subsidiaries, however, closed-end consumer loans are charged-off when payments are 180 days delinquent.

Effective for the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status when payments of principal or interest are delinquent 90 days rather than 60 days, its prior practice. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, non-performing assets would have been $34 million higher than reported in this Form 10-Q for the quarter ended June 30, 2004. The estimated impact of the new adopted practice in the Corporation’s interest income for the quarter ended June 30, 2004 approximated $0.3 million. Refer to the Credit Risk Management and Loan Quality section for a more detailed analysis of the impact of the change in the non-accruing policy for commercial and construction loans.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 2004 reached $340.7 million, an increase of $11.0 million, or 3%, compared with the same quarter of 2003. On a taxable equivalent basis, net interest income increased to $369.0 million, from $360.7 million in the second quarter of 2003. The increase in net interest income resulted from growth in average earning assets, partially offset by compression in the net interest margin.

Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and six-months ended June 30, 2004, respectively, as compared with the same periods in 2003, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and Agencies and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended June 30, 2004

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2004	2003	Variance	2004	2003	Variance		2004	2003	Variance	Rate	Volume
($ in millions)							(In thousands)
$890	$816	$74	2.87%	3.17%	(0.30%)	Money market investments	$6,350	$6,455	($105)	($577)	$472
11,134	10,800	334	4.57	5.14	(0.57)	Investment securities	127,119	138,649	(11,530)	(19,540)	8,010
530	624	(94)	4.62	6.20	(1.58)	Trading	6,086	9,640	(3,554)	(2,241)	(1,313)

12,554	12,240	314	4.45	5.06	(0.61)		139,555	154,744	(15,189)	(22,358)	7,169

						Loans:
8,795	8,101	$694	5.64	6.14	(0.50)	Commercial	123,216	124,031	(815)	(10,978)	10,163
1,116	904	212	8.75	10.33	(1.58)	Leasing	24,429	23,340	1,089	(3,887)	4,976
10,505	7,962	2,543	6.83	7.46	(0.63)	Mortgage	179,413	148,454	30,959	(13,306)	44,265
3,505	3,175	330	10.76	11.62	(0.86)	Consumer	93,964	92,117	1,847	(5,722)	7,569

23,921	20,142	3,779	7.06	7.71	(0.65)		421,022	387,942	33,080	(33,893)	66,973

$36,475	$32,382	$4,093	6.16%	6.71%	(0.55%)	Total earning assets	$560,577	$542,686	$17,891	($56,251)	$74,142

						Interest bearing deposits:
$2,802	$2,527	$275	1.10%	1.34%	(0.24%)	NOW and money market	$7,695	$8,414	($719)	($1,578)	$859
5,355	5,204	151	1.05	1.29	(0.24)	Savings	13,937	16,690	(2,753)	(3,268)	515
6,979	6,553	426	3.32	3.71	(0.39)	Time deposits	57,638	60,672	(3,034)	(6,585)	3,551

15,136	14,284	852	2.11	2.41	(0.30)		79,270	85,776	(6,506)	(11,431)	4,925

8,548	8,209	339	1.67	1.85	(0.18)	Short-term borrowings	35,449	37,804	(2,355)	(1,648)	(707)
7,533	5,206	2,327	4.10	4.50	(0.40)	Medium and long-term debt	76,848	58,384	18,464	(7,114)	25,578

31,217	27,699	3,518	2.47	2.63	(0.16)	Total interest bearing liabilities	191,567	181,964	9,603	(20,193)	29,796
3,905	3,528	377				Demand deposits
1,353	1,155	198				Other sources of funds

$36,475	$32,382	$4,093	2.11%	2.25%	(0.14%)

			4.05%	4.46%	(0.41%)	Net interest margin and

						Net interest income on a taxable equivalent basis	369,010	360,722	8,288	($36,058)	$44,346

			3.69%	4.08%	(0.39%)	Net interest spread

						Taxable equivalent adjustment	28,307	31,027	(2,720)

						Net interest income	$340,703	$329,695	$11,008

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

As shown in Table B, the increase in average earning assets for the quarter ended June 30, 2004, compared with the second quarter of 2003, was driven principally by a 19% increase in the average loan portfolio, mainly mortgage loans, which grew on average by 32%. The increase in mortgage loans contributed with 67% of the total increase in average loans. The increase in the volume of earning assets was funded through a combination of borrowings, interest bearing deposits, and non-interest bearing sources of funds, including demand deposits and other funds. The most significant increase was in long-term debt, which is debt with an original maturity of more than one year, principally due to the issuance of asset-backed securities supported by residential mortgage loans, and to the issuance during 2003 of $1.1 billion in fixed-rate five-year notes and of $309 million in junior subordinated debentures. Since June 30, 2003, Equity One has participated in offerings of asset-backed securities of approximately $3.2 billion, which are primarily supported by home equity loans. These transactions have been accounted for by the Corporation as secured borrowings since they did not qualify as sales under SFAS No. 140 “Accounting for Transfers and Servicing of

Financial Assets and Extinguishment of Liabilities.”

As can be seen in Table B both our net interest margin and spread decreased. This decline can be largely attributed to growth in lower-yielding assets, primarily mortgage loans. Also, contributing to the decline was the downward repricing of loans and a reduction in the yield on investment securities, reflecting maturities of higher rate securities, replaced by lower-yielding securities in the low interest rate environment. The decrease in the average yield on earning assets also resulted from promotional campaigns with lower rates targeted at consumer loans, prepayments of higher rate mortgage related products, including mortgage-backed securities, and a greater proportion of adjustable and floating rate commercial loans in the portfolio. As of June 30, 2004, approximately 61% of the commercial and construction loan portfolios had floating or adjustable rates, compared with approximately 56% a year ago.

The average cost of interest-bearing liabilities for the quarter ended June 30, 2004 declined by 16 basis points, compared with the same quarter of 2003. The principal factors to the decrease were the repricing of some of the Corporation’s short-term borrowings and long-term debt issuances at lower rates in the low interest rate environment and the results of certain initiatives taken in 2003 to reduce the cost of certain interest-bearing liabilities, including revisions made to interest rates on interest-bearing deposits.

As shown in Table C, for the six-month period ended June 30, 2004, net interest income, on a taxable equivalent basis, totaled $727.4 million, an increase of 6%, compared with the same period of 2003. This improvement resulted from higher average volume of earning assets, partially offset by the impact of a lower net interest margin.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS

Six-month period ended June 30, 2004

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2004	2003	Variance	2004	2003	Variance		2004	2003	Variance	Rate	Volume
($ in millions)							(In thousands)
$823	$894	($71)	2.97%	3.12%	(0.15%)	Money market investments	$12,162	$13,817	($1,655)	($667)	($988)
10,786	10,562	224	4.56	5.19	(0.63)	Investment securities	246,033	273,799	(27,766)	(39,345)	11,579
595	606	(11)	5.43	6.00	(0.57)	Trading	16,073	18,032	(1,959)	(1,627)	(332)

12,204	12,062	142	4.50	5.07	(0.57)		274,268	305,648	(31,380)	(41,639)	10,259

						Loans:
$8,675	$8,059	616	5.67	6.18	(0.51)	Commercial	244,727	247,027	(2,300)	(20,437)	18,137
1,099	894	205	8.92	10.51	(1.59)	Leasing	49,027	46,995	2,032	(7,747)	9,779
10,276	7,738	2,538	6.87	7.52	(0.65)	Mortgage	352,928	290,835	62,093	(26,797)	88,890
3,400	3,141	259	10.98	11.72	(0.74)	Consumer	186,079	183,323	2,756	(8,513)	11,269

23,450	19,832	3,618	7.12	7.78	(0.66)		832,761	768,180	64,581	(63,494)	128,075

$35,654	$31,894	$3,760	6.22%	6.75%	(0.53%)	Total earning assets	$1,107,029	$1,073,828	$33,201	($105,133)	$138,334

						Interest bearing deposits:
$2,717	$2,540	$177	1.08%	1.52%	(0.44%)	NOW and money market	$14,583	$19,085	($4,502)	($5,752)	$1,250
5,340	5,162	178	1.04	1.47	(0.43)	Savings	27,578	37,652	(10,074)	(11,407)	1,333
6,800	6,571	229	3.41	3.78	(0.37)	Time deposits	115,224	123,076	(7,852)	(12,093)	4,241

14,857	14,273	584	2.13	2.54	(0.41)		157,385	179,813	(22,428)	(29,252)	6,824

8,305	8,246	59	1.64	1.92	(0.28)	Short-term borrowings	67,610	78,593	(10,983)	(6,907)	(4,076)
7,393	4,853	2,540	4.20	5.30	(1.10)	Medium and long-term debt	154,600	127,733	26,867	(32,945)	59,812

30,555	27,372	3,183	2.50	2.84	(0.34)	Total interest bearing liabilities	379,595	386,139	(6,544)	(69,104)	62,560
3,787	3,397	390				Demand deposits
1,312	1,125	187				Other sources of funds

$35,654	$31,894	$3,760	2.14%	2.44%	(0.30%)

			4.08%	4.31%	(0.23%)	Net interest margin and

						Net interest income on a taxable equivalent basis	727,434	687,689	39,745	($36,029)	$75,774

			3.72%	3.91%	(0.19%)	Net interest spread

						Taxable equivalent adjustment	56,017	58,888	(2,871)

						Net interest income	$671,417	$628,801	$42,616

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

Average earning assets for the six-month period ended June 30, 2004 increased by 12%, compared with the same period of 2003, primarily associated with higher average volume of loans, mainly mortgage and commercial loans. The increase was primarily funded through long-term debt, interest bearing deposits and demand deposits.

The compression in the net interest margin for the six months ended June 30, 2004 shown in Table C was also attributed to the factors previously described. Also, the six-month period ended June 30, 2003 was impacted by higher losses related to derivative transactions. Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” the Corporation included as part of interest expense, $0.1 million and $8.1 million in derivative losses, for the six months ended June 30, 2004 and 2003, respectively. The derivative losses for 2003 related mostly to the interest-rate swaps with notional value of $500 million which were cancelled by the Corporation in the second quarter of 2003.

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to earnings necessary to maintain the allowance for loan losses at a level that reflects management’s assessment of the adequacy to absorb probable losses inherent in the loan portfolio taking into account loan impairment and net charge-offs. The Corporation’s provision for loan losses for the quarter ended June 30, 2004 was $41.3 million, a decrease of $8 million, or 16%, compared with the quarter ended June 30, 2003. The provision for loan losses represented 116% of net charge-offs for the quarter ended June 30, 2004, compared with 130% in the second quarter of 2003. The quarter reflected decreases in the net charge-off ratio to average loans for all loan categories. For the six-month period ended June 30, 2004, the provision for loan losses totaled $86.0 million, a decrease of $11.5 million, or 12%, compared with the same period in the previous year. The provision for loan losses represented 114% of net charge-offs for the six months ended June 30, 2004, compared with 127% in the same period of 2003. Refer to the Credit Risk Management and Loan Quality section, including Tables G, H and I, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

NON-INTEREST INCOME

Non-interest income totaled $159.0 million during the second quarter of 2004, a decrease of $10.7 million, or 6%, from the corresponding period in 2003. Non-interest income for the second quarter of 2003 included $29.9 million in gain on sale of securities, mainly marketable equity securities, compared with $0.4 million in the quarter ended June 30, 2004. Partially offsetting this decrease were higher other service fees, trading account profits and other operating income, including the aforementioned gain on sale of real estate.

Other service fees for the quarter ended June 30, 2004 increased 9% compared with the second quarter of 2003. Refer to Table D for a breakdown of other service fees by major categories. The increase in debit and credit card fees and discounts was driven mostly by higher transactional volume, while the rise in insurance fees was partly attributed to business initiatives and expanded services which intend to capitalize on the Corporation’s broad delivery channels and client base.

TABLE D
Other Service Fees

	Quarter ended June 30,			Six-months ended June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Other service fees:
Credit card fees and discounts	$18,841	$14,953	$3,888	$34,645	$30,218	$4,427
Debit card fees	13,377	11,226	2,151	25,655	22,898	2,757
Insurance fees	10,849	7,514	3,335	17,884	13,777	4,107
Processing fees	10,482	9,873	609	20,971	19,586	1,385
Other fees	7,786	12,767	(4,981)	15,421	24,226	(8,805)
Sale and administration of investment products	7,072	5,685	1,387	12,409	10,241	2,168
Check cashing fees	5,543	6,457	(914)	12,134	13,033	(899)
Trust fees	2,091	1,867	224	4,548	3,880	668
Mortgage servicing fees, net of amortization	1,818	1,297	521	3,746	3,133	613

Total other service fees	$77,859	$71,639	$6,220	$147,413	$140,992	$6,421

Trading account profits were $615 thousand for the quarter ended June 30, 2004, compared with trading losses of $4.2 million in the same quarter of 2003. This change resulted mostly from favorable changes related to forward sales hedges on mortgage-backed securities.

Other operating income amounted to $27.5 million for the second quarter of 2004, an increase of $7.6 million, or 38%, compared with the corresponding period in 2003. The increase in other operating income was mostly associated with a sale of a real estate property in Puerto Rico that resulted in capital gains of $10.9 million, partially offset by lower dividends derived from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc. and lower write-downs on interest-only strips related with declines in their fair value that were considered other than temporary.

For the six-month period ended June 30, 2004, non-interest income amounted to $304.2 million, a decrease of $8.2 million, or 3%, compared with the same period in the previous year. The decrease was also associated with a lower gain on the sale of investment securities by $17.9 million, mainly marketable equity securities, compared with the six-month period ended June 30, 2003. Also, gains on sale of loans were lower by $11.0 million, compared with the same period in 2003, mostly related to lower sales volume and pricing. These unfavorable variances were partially offset by higher service charges on deposit accounts by $2.1 million, mainly due to higher commercial account analysis fees, along with charges related to returned checks. Also, as shown in Table D, other services fees rose by $6.4 million, mostly related to the same factors described previously for the quarterly results.

Other operating income for the six months ended June 30, 2004 rose by $8.5 million, compared with the same period in 2003, mainly due to the aforementioned gain on the sale of a real estate property in the second quarter of 2004, partially offset by lower management fees and dividends received from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc.

OPERATING EXPENSES

Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories. For the second quarter of 2004, operating expenses were up $12.4 million, or 4%, compared with the same period in the previous year. Personnel costs, the major component of operating expenses, increased $11.8 million, or 9%, compared with the quarter ended June 30, 2003, resulting mostly from higher salaries, incentives, performance bonuses, stock options, and other compensation. Full-time equivalent employees were 11,563 at June 30, 2004, an increase of 184 employees from June 30, 2003. The increases were partially offset by lower pension costs associated in part with improvements in the fair value of plan assets. For the second quarter of 2004, other operating expenses, excluding personnel costs, amounted to $150.1 million, an increase of $0.6 million. This rise was mainly reflected in the categories of professional fees, net occupancy expenses and equipment expenses resulting from continuing investments in systems technology and costs to support business initiatives and expansion. Also, there was an increase in depreciation and maintenance and repair expenses. Offsetting these increases was a decline in other operating expenses mostly associated with lower sundry losses. The results of the second quarter of 2003 included non-recurrent losses resulting from unauthorized credit card transactions, which approximated $14 million. The decrease in sundry losses was partly compensated by an increase in other real estate expenses, insurance costs, and credit and debit card interchange expenses.

For the six-month period ended June 30, 2004, operating expenses totaled $571.4 million, an increase of $28.5 million, or 5%, compared with the same period in 2003. Categories with the major variances included personnel costs, professional fees, net occupancy, equipment and other operating expenses, primarily associated with the same factors previously described for the quarterly results. Personnel costs for the six-months ended June 30, 2004 included $2.4 million in early-retirement window costs and net curtailment gains recorded in the first quarter, which were associated with the realignment of the Corporation’s processing and technology operations. This realignment resulted in certain plan amendments and the transfer of employees from BPPR to EVERTEC.

INCOME TAX

Income tax expense for the quarter ended June 30, 2004 increased $2.9 million, or 8%, compared with the same quarter of 2003. The increase was primarily due to a reduction in income subject to a lower preferential tax rate for the current period, partially offset by an increase in exempt interest income, net of the expense disallowance attributed to such exempt income. The effective tax rate for these quarters were 23.32% and 21.06%, respectively.

Income tax expense for the six-month period ended June 30, 2004 increased $5.0 million, or 8%, compared with the same period in 2003. The increase was primarily due to higher pre-tax earnings, partially offset by an increase in exempt interest income, net of the expense disallowance attributed to such exempt income. Also, there was a reduction in income subject to a lower preferential tax rate when compared with the previous year. The effective tax rate for the six-month period ended June 30, 2004 was 22.59%, compared with 22.22% in the same period of 2003.

BALANCE SHEET COMMENTS

The Corporation’s total assets at June 30, 2004 reached $39.6 billion, an increase of 9%, compared with $36.4 billion at December 31, 2003, mostly in loans. Total assets at June 30, 2003 amounted to $36.1 billion. Earning assets totaled $37.2 billion at June 30, 2004, compared with $34.5 billion at December 31, 2003 and $33.9 billion at June 30, 2003.

Investment and trading securities reached $11.6 billion at June 30, 2004, an increase of $0.5 billion compared with $11.1 billion at December 31, 2003. Investment and trading securities at June 30, 2003 totaled $12.3 billion. Notes 3 and 4 to the consolidated financial statements presents the breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios.

Table E presents a breakdown of the Corporation’s loan portfolio at June 30, 2004 compared with the reported amounts at the end of 2003 and at June 30, 2003. Mortgage loans accounted for 57% of the rise in the total loan portfolio from December 31, 2003. Consumer loans increased 13% as compared with December 31, 2003, partly as a result of favorable customer response to aggressive marketing efforts, targeted mostly to auto loans and personal loans. The loan portfolio at June 30, 2004 grew by 18% from June 30, 2003. Mortgage loans also accounted for the largest increase in the portfolio since that date, rising 31% and representing 67% of the increase in the total loan portfolio.

TABLE E
Loans Ending Balances

			Change		Change
			June 30, 2004		June 30, 2004
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2004	2003	December 31, 2003	2003	June 30, 2003
Commercial, industrial and agricultural	$8,551,828	$8,235,683	$316,145	$8,045,059	$506,769
Construction	385,942	335,482	50,460	252,085	133,857
Lease financing	1,163,726	1,053,821	109,905	1,050,634	113,092
Mortgage *	10,901,155	9,708,536	1,192,619	8,340,046	2,561,109
Consumer	3,687,389	3,268,670	418,719	3,184,252	503,137

Total	$24,690,040	$22,602,192	$2,087,848	$20,872,076	$3,817,964

*	Includes loans held-for-sale.

Other assets amounted to $999 million at June 30, 2004, an increase of $230 million compared with December 31, 2003. This increase was mostly associated with deferred tax assets, increased participation in certain equity investments, assets associated with the bank-owned life insurance program, securitization advances and other related assets. The increase since June 30, 2003 was also related to these factors.

At June 30, 2004, total deposits amounted to $19.2 billion, an increase of $1.1 billion, or 6%, compared with December 31, 2003. Demand deposits rose by $401 million, or 11% from December 31, 2003, principally due to commercial accounts, deposits in trust from governmental sources subsequently used to repay government obligations, and higher deposits from public funds. Savings deposits rose $342 million, or 4%, while time deposits increased by $387 million, or 6%, partly due to deposit campaigns by the Corporation’s banking subsidiary in the United States. When compared with June 30, 2003, total deposits rose $952 million, or 5%. Savings and time deposits accounted for the largest increases, rising $542 million, or 7%, and $499 million, or 8%, respectively, from June 30, 2003. Brokered certificates of deposits, which are included in time deposits, decreased by $74 million from June 30, 2003. Demand deposits declined $89 million, or 2%, partly related to a larger balance of deposits in trust from governmental sources at June 30, 2003 that were used to repay government obligations on July 1, 2003.

Borrowed funds, including subordinated notes and capital securities, increased $2.0 billion or 14% since December 31, 2003, reaching $16.9 billion at June 30, 2004. The increase in borrowed funds since the end of 2003 was mainly in the form of secured borrowings supported by residential mortgage loans, federal funds purchased and assets sold under agreements to repurchase. During the six-months ended June 30, 2004, Equity One tapped the asset-backed securities market with offerings of approximately $1.6 billion. The transactions were accounted for as secured borrowings since they did not qualify as sales of loans under the criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Borrowed funds totaled $14.4 billion at June 30, 2003. The increase in borrowed funds since June 30, 2003 to the same date in 2004 included secured borrowings, medium-term notes, junior subordinated debentures derived from the issuance of trust preferred securities and short-term sources of funds, including term funds and funds raised through available lines of credit.

The Corporation’s stockholders’ equity at June 30, 2004, December 31, 2003 and June 30, 2003 approximated $2.8 billion. Stockholders’ equity at June 30, 2004, compared with December 31, 2003, was impacted by an unfavorable change in accumulated other comprehensive income (losses) by $141 million, mostly associated with unrealized losses on the securities available-for-sale portfolio caused by rising long-term rates. When compared with June 30, 2003, accumulated other comprehensive income (losses) changed unfavorably by $369 million, also associated with unrealized losses on the securities available-for-sale portfolio. The consolidated statement of changes in stockholders’ equity and the statements of accumulated other comprehensive income included in the unaudited consolidated financial statements of this Form 10-Q present further information on the composition and changes in the Corporation’s equity position.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of June 30, 2004 and 2003, and December 31, 2003 are presented on Table F. Also, at June 30, 2004, December 31, 2003 and June 30, 2003, BPPR, BPNA and BP, N.A. were all well-capitalized.

The Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively. Table A presents limited data on the Corporation’s common stock for the quarters and six-month periods ended June 30, 2003 and 2004. The Corporation’s market capitalization at June 30, 2004 was $5.7 billion, compared with $5.1 billion at June 30, 2003 and $6.0 billion at December 31, 2003.

TABLE F
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Risk-based capital
Tier I capital	$3,009,606	$2,834,599	$2,376,176
Supplementary (Tier II) capital	358,628	341,840	367,211

Total capital	$3,368,234	$3,176,439	$2,743,387

Risk-weighted assets
Balance sheet items	$22,909,609	$21,384,288	$20,490,971
Off-balance sheet items	1,509,860	1,411,402	1,350,594

Total risk-weighted assets	$24,419,469	$22,795,690	$21,841,565

Average assets	$38,311,775	$35,444,739	$33,883,578

Ratios:
Tier I capital (minimum required – 4.00%)	12.32%	12.43%	10.88%
Total capital (minimum required – 8.00%)	13.79%	13.93%	12.56%
Leverage ratio *	7.86%	8.00%	7.01%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

NON-PERFORMING ASSETS

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure.

Commencing in the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status if payments of principal or interest are delinquent 90 days rather than 60 days, its previous practice. Lease financing, conventional mortgages and closed-end consumer loans are placed on non-accrual status if payments are delinquent 90 days or four scheduled payments in arrears. Closed-end consumer loans of the Corporation’s banks and their subsidiaries are charged-off when payments are delinquent 120 days. Closed-end consumer loans of non-bank consumer and mortgage lending subsidiaries are charged-off when payments are 180 days delinquent. Open-end (revolving credit) consumer loans are charged-off when payments are delinquent 180 days. Certain loans, which would be treated as non-accrual loans pursuant to the foregoing policy, are treated as accruing loans if they are considered well-secured and in the process of collection. Unsecured retail loans to borrowers who declare bankruptcy are charged-off within 60 days of receipt of notification of filing from the bankruptcy court. Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off.

A summary of non-performing assets by loan categories and related ratios is presented in Table G.

TABLE G
Non-Performing Assets

			Change		Change
			June 30, 2004		June 30, 2004
	June 30,	December 31,	vs.	June 30,	vs.
(Dollars in thousands)	2004	2003	December 31, 2003	2003	June 30, 2003
Commercial, construction, industrial and agricultural	$146,887	$168,266	($21,379)	$201,036	($54,149)
Lease financing	4,736	7,494	(2,758)	9,548	(4,812)
Mortgage	359,263	344,916	14,347	322,814	36,449
Consumer	37,356	36,350	1,006	35,885	1,471

Total non-performing loans	548,242	557,026	(8,784)	569,283	(21,041)
Other real estate	53,426	53,898	(472)	47,863	5,563

Total non-performing assets	$601,668	$610,924	($9,256)	$617,146	($15,478)

Accruing loans past-due 90 days or more	$26,149	$26,364	($215)	$25,579	$570

Non-performing assets to total loans	2.44%	2.70%		2.96%
Non-performing assets to total assets	1.52	1.68		1.71

Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days or more, non-performing assets would have amounted to $635 million at June 30, 2004, or 2.57% of ending loans and 1.61% of total assets.

Non-performing mortgage loans represented 60% of total non-performing assets and 3.30% of total mortgage loans at June 30, 2004, compared with 52% of total non-performing assets and 3.87% of total mortgage loans at June 30, 2003. As of December 31, 2003, non-performing mortgage loans represented 56% of total non-performing assets and 3.55% of total mortgage loans. This increase in non-performing mortgage loans was mostly reflected in the Corporation’s non-bank consumer and mortgage-banking subsidiary in the United States, Equity One. Of the total non-performing mortgage loans at June 30, 2004, 75% pertained to Equity One, compared with 69% at June 30, 2003, and 72% at December 31, 2003. Results for the second quarter of 2004 showed improved credit quality trends at this subsidiary. Non-performing mortgage loans at this subsidiary represented 3.85% of its total mortgage loans at June 30, 2004, down from 4.45% of its total mortgage loans at June 30, 2003, and 4.07% at December 31, 2003. This decrease at Equity One was related in part to more dynamic foreclosure procedures and improved quality supported in part by improved credit scoring. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in Puerto Rico and the U.S. mainland. Mortgage loans net charge-offs for the

Corporation as a percentage of the average mortgage loan portfolio was 0.29% in the second quarter of 2004, compared with 0.38% in the second quarter 2003.

Non-performing consumer loans were 1.01% of consumer loans at June 30, 2004, compared with 1.13% at June 30, 2003 and 1.11% at December 31, 2003. The increase in non-performing consumer loans since the end of 2003 was associated with the increase in the consumer portfolio. The decline in the non-performing consumer loans to consumer loans ratio reflects a better credit quality mix, coupled with improved delinquency levels.

Non-performing commercial and construction loans represented 1.64% of that loan portfolio at June 30, 2004, compared with 2.42% at June 30, 2003, and 1.96% at December 31, 2003. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, the Corporation’s non-performing commercial and construction loans at June 30, 2004 would have been $181 million or 2.02% of that loan portfolio. The decrease in non-performing commercial and construction loans since December 31, 2003 and June 30, 2003 was mostly due to the aforementioned change in the Corporation’s policy for non-accrual commercial and construction loans and intensified credit management efforts.

Non-performing financing leases represented 0.41% of the lease financing portfolio at June 30, 2004, compared with 0.91% at June 30, 2003, and 0.71% at December 31, 2003. The decline in non-performing leases was the result of lower delinquency levels.

Other real estate assets, which are recorded at the lower of cost or fair value less estimated costs to sell, represented 9% of non-performing assets at June 30, 2004, compared with 8%, at June 30, 2003, and 9%, at December 31, 2003. The increase in other real estate assets was associated with the growth in the non-performing mortgage loan portfolio, coupled with strengthened and more dynamic foreclosure procedures.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, at June 30, 2003 and December 31, 2003, adjusted non-performing assets would have been $542 million or 2.60% of loans and $547 million or 2.42% of loans, respectively. The allowance to non-performing loans ratio would have been 80.44% and 82.91% at June 30, 2003 and December 31, 2003, respectively. Excluding the closed-end consumer loans from non-accruing at June 30, 2004, adjusted non-performing assets would have been $564 million or 2.29% of loans and the allowance to non-performing loans ratio would have been 83.37%.

In addition to the non-performing loans discussed earlier, there were $28 million of loans at June 30, 2004, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2003 and June 30, 2003, these potential problem loans approximated $34 million and $55 million, respectively.

ALLOWANCE FOR LOAN LOSSES

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

As can be seen in Table H, the ratio of allowance for loan losses to loans continued to reflect improvement in credit quality trends and a continued shift in the loan portfolio mix to include a greater proportion of residential mortgages. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.

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

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at June 30, 2004, December 31, 2003 and June 30, 2003.

	June 30, 2004		December 31, 2003		June 30, 2003
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Impaired loans:
Valuation allowance required	$75.2	$36.3	$88.2	$44.0	$111.0	$53.2
No valuation allowance required	48.3	—	48.4	—	62.5	—

Total impaired loans	$123.5	$36.3	$136.6	$44.0	$173.5	$53.2

Average impaired loans during the second quarter of 2004 and 2003 were $127 million and $165 million, respectively. The Corporation recognized interest income on impaired loans of $0.7 million and $1.1 million for the quarters ended June 30, 2004 and June 30, 2003, respectively.

Table H summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six-month periods ended June 30, 2004 and 2003.

TABLE H
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six Months
(Dollars in thousands)	2004		2003		Change	2004		2003		Change
Balance at beginning of period	$417,143		$383,517		$33,626	$408,542		$372,797		$35,745
Allowance purchased	3,035		2,739		296	6,977		3,690		3,287
Provision for loan losses	41,349		49,325		(7,976)	86,027		97,534		(11,507)

	461,527		435,581		25,946	501,546		474,021		27,525

Losses charged to the allowance:
Commercial	15,746		17,054		(1,308)	31,662		32,607		(945)
Construction	—		—		—	—		135		(135)
Lease financing	4,977		6,447		(1,470)	9,909		12,645		(2,736)
Mortgage	8,224		7,729		495	14,823		12,383		2,440
Consumer	23,867		23,975		(108)	50,775		47,376		3,399

	52,814		55,205		(2,391)	107,169		105,146		2,023

Recoveries:
Commercial	5,984		6,173		(189)	10,191		9,128		1,063
Construction	—		—		—	—		27		(27)
Lease financing	3,236		3,121		115	6,509		5,851		658
Mortgage	555		93		462	831		148		683
Consumer	7,461		7,740		(279)	14,041		13,474		567

	17,236		17,127		109	31,572		28,628		2,944

Net loans charged-off:
Commercial	9,762		10,881		(1,119)	21,471		23,479		(2,008)
Construction	—		—		—	—		108		(108)
Lease financing	1,741		3,326		(1,585)	3,400		6,794		(3,394)
Mortgage	7,669		7,636		33	13,992		12,235		1,757
Consumer	16,406		16,235		171	36,734		33,902		2,832

	35,578		38,078		(2,500)	75,597		76,518		(921)

Balance at end of period	$425,949		$397,503		$28,446	$425,949		$397,503		$28,446

Ratios:
Allowance for losses to loans	1.73%		1.90%			1.73%		1.90%
Allowance to non-performing assets	70.79		64.41			70.79		64.41
Allowance to non-performing loans	77.69		69.83			77.69		69.83
Non-performing assets to loans	2.44		2.96			2.44		2.96
Non-performing assets to total assets	1.52		1.71			1.52		1.71
Net charge-offs to average loans	0.59		0.76			0.64		0.77
Provision to net charge-offs	1.16	x	1.30	x		1.14	x	1.27	x
Net charge-offs earnings coverage *	5.85		5.78			5.35		5.21

*	(Income before income tax and minority interest plus provision for loan losses) divided by net charge-offs.

Also, Table I presents annualized net charge-offs to average loans by loan category for the quarters and six months ended June 30, 2004 and 2003.

TABLE I Annualized Net Charge-offs to Average Loans

	Quarter ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Commercial, construction, industrial and agricultural	0.44%	0.54%	0.50%	0.59%
Lease financing	0.62%	1.47%	0.62%	1.52%
Mortgage	0.29%	0.38%	0.27%	0.32%
Consumer	1.87%	2.05%	2.16%	2.16%

	0.59%	0.76%	0.64%	0.77%

The decline in net charge-offs for the quarter ended June 30, 2004, when compared with the same quarter in the previous year was mostly in lease financing and commercial and construction loans. Lease financing net charge-offs declined primarily as a result of lower delinquency levels, due to better portfolio credit quality and collection strategies. The decrease in commercial and construction loans net charge-offs was mostly associated with better portfolio credit quality, coupled with collection efforts. The decrease in the net charge-offs to average loan ratio was also influenced by the continuing identification and monitoring of potential problem loans.

For the six-months ended June 30, 2004, total net charge-offs declined slightly, influenced by lower lease financing and commercial loans net charge-offs, including construction, as a result of the factors described above. Although, consumer loans net charge-offs showed an increase, they remained stable as a percentage of the average consumer loan portfolio. Additionally, the Corporation experienced an increase in mortgage loans net charge-offs for the six-months ended June 30, 2004, compared with the same period in the previous year, mostly as a result of portfolio growth. As a percentage of average mortgage loans for the six-months ended June 30, 2004, mortgage loans net charge-offs reflected improved trends since June 30, 2003, principally at Equity One. The mortgage loans net charge-offs to average loans ratio at this subsidiary was 0.35% for the six months ended June 30, 2004, compared with 0.41% for the same period in the previous year.

OFF-BALANCE SHEET ACTIVITIES

The Corporation conducts asset securitizations that involve the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions, which were conducted prior to 2001, qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to the Corporation’s assets. At June 30, 2004, these trusts held approximately $122 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $115 million at the end of the second quarter of 2004. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. The servicing rights and interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of cost or market, and fair value, respectively.

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

Based on the results of the sensitivity analyses as of June 30, 2004, the Corporation’s net interest income for the next twelve months, on a hypothetical 200 basis points rising rate scenario, is estimated to decrease by $6.8 million, and the change for the same period, utilizing a hypothetical 100 basis points declining rate scenario, is an estimated increase of $5.0 million. The 100 basis point downward interest rate scenario is used in place of a 200 basis points declining rate scenario due to the current low interest rate environment. It should be mentioned that some short-term rates are below 1% at June 30, 2004. In the scenario of interest rates decreasing 100 basis points, rates were not permitted to fall below 0.1%, which is presumed to be highly unlikely. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at June 30, 2004. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation has not experienced a significant change in its involvement in derivative activities since December 31, 2003.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At June 30, 2004, the Corporation had $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $24 million at December 31, 2003. The increase was mostly associated with a devaluation of the Dominican peso. The Corporation had been monitoring the inflation levels in the Dominican Republic to evaluate whether it met the “highly inflationary economy” test prescribed by SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 defines a highly inflationary economy as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the classification as “highly inflationary” triggers the remeasurement of the Corporation’s interests in the Dominican Republic. Beginning in the third quarter of 2004, the effect of currency translation gains and losses on the investments held by the Corporation in the Dominican Republic will be reflected in earnings instead of accumulated other comprehensive income until the economy is no longer highly inflationary.

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

The composition of the Corporation’s financing to total assets at June 30, 2004 and December 31, 2003 were as follows:

			% increase (decrease)	% of total assets
	June 30,		from December 31, 2003	June 30,	December 31,
	2004	December 31, 2003	to June 30, 2004	2004	2003
Non-interest bearing deposits	$4,127	$3,727	10.7%	10.4%	10.2%
Interest-bearing core deposits	11,676	11,117	5.0%	29.5%	30.5%
Other interest-bearing deposits	3,424	3,254	5.2%	8.7%	8.9%
Federal funds and repurchase agreements	6,918	5,779	19.7%	17.5%	15.9%
Other short-term borrowings	2,227	1,997	11.5%	5.6%	5.5%
Notes payable, subordinated notes and capital securities	7,760	7,117	9.0%	19.6%	19.5%
Others	640	690	(7.2%)	1.6%	1.9%
Stockholders’ equity	2,784	2,754	1.1%	7.0%	7.6%

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 82% of total deposits at June 30, 2004. Certificates of deposit with denominations of $100 thousand and over at June 30, 2004 represented 18% of total deposits. Their distribution by maturity was as follows:

(In thousands)
3 months or less	$1,451,199
3 to 6 months	334,880
6 to 12 months	637,979
Over 12 months	999,982

$3,424,040

The Corporation diversifies the sources and the maturities of borrowings in order to avoid undue reliance on any single source and maintain an orderly volume of borrowings maturing in the future. The Corporation has established borrowing relationships with the Federal Home Loan Bank (FHLB), the Federal Reserve Bank of New York and other correspondent banks, which further support and enhance liquidity.

The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, senior debt or other debt securities with a relatively short lead-time. At June 30, 2004, the Corporation had available approximately $2.5 billion under this shelf registration. Subsequent to quarter end, Popular North America, a subsidiary of Popular, Inc., sold $400 million in fixed-rate five-year medium-term notes under this shelf registration. The funds raised will be used primarily to repay outstanding short-term borrowings and the remainder will be used to partially fund the acquisition of Quaker City

Bancorp in California.

There have been no significant changes in the Corporation’s funding activities and strategy disclosed in the Management Discussion and Analysis included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, there have been no significant changes in the Corporation’s off-balance sheet arrangements and aggregate contractual obligations since the end of 2003. Refer to note 8 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at June 30, 2004.

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

The Corporation and BPPR’s debt ratings at June 30, 2004 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt
Fitch	F-1	A	F-1	A
Moody’s	P-2	A-3	P-1	A-2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying borrowings was $231 million at June 30, 2004.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and non-performing loans, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related borrowings. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future. At June 30, 2004, the Corporation had outstanding $825 million in obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended on June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Changes in Securities , Use of Proceeds and Issuer Purchases of Equity Securities

On May 12, 2004, the Corporation announced that the Corporation’s Board of Directors authorized a stock split in the form of a stock dividend of one additional share of common stock for each common stock share held as of the record date of June 18, 2004. The new shares were distributed on July 8, 2004.

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

There were no issuer purchases of equity securities during the quarter ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The annual Shareholders Meeting of Popular, Inc. was held on April 30, 2004. A quorum was obtained with 122,171,232.420 shares represented in person or by proxy, which represented approximately 91.86% of all votes eligible to be cast at the meeting. Three Directors of the Corporation, José B. Carrión Jr., Manuel Morales Jr. and José Vizcarrondo, were elected for a three-year term. Two Directors of the Corporation, María Luisa Ferré and Frederic V. Salerno, were elected for a one-year term. The following directors were not up for reelection and continued to hold office after the meeting: Juan J. Bermúdez, Richard L. Carrión, Francisco M. Rexach Jr. and Félix J. Serrallés Jr. The ratification of PricewaterhouseCoopers LLP as the Corporation’s registered independent public accounting firm for 2004 was also approved at the Annual Meeting. The result of the voting on each of the proposals is set forth below:

Proposal 1: Election of three (3) Class 2 Directors:

Nominees for		Votes
Three-year term	Votes For	Withheld
José B. Carrión Jr.	120,052,324.320	2,118,908.100
Manuel Morales Jr.	120,291,138.142	1,880,094.278
José Vizcarrondo	120,265,059.213	1,906,173.207

Proposal 2: Election of one (1) Director to fill a vacancy as Class 3 Director and reassignment of one (1) Director from Class 1 to Class 3, and thereby cause Class 3 to have the same amount of Directors as the other two classes:

Nominees for		Votes
One-year term	Votes For	Withheld
María Luisa Ferré	119,323,506.512	2,847,725.908
Frederic V. Salermo	120,598,614.029	1,572,618.391

Proposal 3: Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s registered independent public accounting firm for 2004:

In Favor:	119,969,667.927
Against:	2,097,011.701
Abstain:	104,552.792

Proposal 4: Amendment of Article Fifth of the Restated Articles of Incorporation to increase the authorized number of shares of Common Stock, par value $6, from 180,000,000 to 470,000,000:

In Favor:	111,215,052.079
Against:	10,652,888.826
Abstain:	303,291.515

Proposal 5: Amendment of Article Fifth of the Restated Articles of Incorporation to increase the authorized number of shares of Preferred Stock without par value from 10,000,000 to 30,000,000:

In Favor:	76,088,074.652
Against:	45,792,963.984
Abstain:	290,193.784

Proposal 6: Amendment of Article Eighth of the Restated Articles of Incorporation to eliminate the requirement that the total number of Directors shall always be an odd number:

In Favor:	117,967,404.381
Against:	3,263,517.998
Abstain:	940,310.041

Proposal 7: Approval of the Corporation’s 2004 Omnibus Incentive Plan:

In Favor:	84,990,705.581
Against:	35,843,460.879
Abstain:	1,337,065.960

Item 5. Other Events

On July 14, 2004, the Board of Directors of Popular, Inc. appointed Mr. William J. Teuber, Jr. as an independent director, commencing on November 1, 2004. Mr. Teuber is currently Executive Vice President and Chief Financial Officer at EMC Corporation. EMC Corporation and its subsidiaries design, manufacture, market and support products and services for the storage, management and protection of information.

Mr. Teuber will also serve as member of the Audit Committee of the Board. This appointment reflects the Corporation’s continued commitment to strong corporate governance.

On July 30, 2004, Levitt Mortgage Corporation, a direct subsidiary of Popular, Inc., merged with Popular Mortgage, Inc., a subsidiary of Banco Popular de Puerto Rico. Levitt will continue offering its products and services to its Puerto Rico customers as Levitt Mortgage, a Division of Popular Mortgage.

In March 2004, Popular, Inc. and Quaker City Bancorp, Inc. jointly announced the signing of a definitive merger agreement pursuant to which Popular, Inc. will acquire all of the common stock of Quaker City Bancorp, Inc. On August 5, 2004 the Federal Reserve Board announced its approval of the transaction which is expected to be completed on September 1, 2004. Quaker City Bancorp, Inc. is a savings and loan holding company for Quaker City Bank, based in Whittier, California.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibit No.	Exhibit Description
	10.1	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of Popular’s Registration Statement on Form S-8, dated May 12, 2004).

	10.2	Form of Incentive Award and Agreement for Executive Officers.

	10.3	Long Term Incentive Bonus Agreement.

	12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Four reports on Form 8-K were filed for the quarter ended June 30, 2004:

(i)	Dated:	April 6, 2004

	Items reported:	Item 5 – Other Events and Regulation FD Disclosure (News release dated April 5, 2004, announcing certain organizational changes).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 - News release dated April 5, 2004, announcing Popular, Inc.’s corporate reorganization).

(ii)	Dated:	April 16, 2004

	Items reported:	Item 5 – Other Events and Regulation FD Disclosure (News release dated April 5, 2004, announcing the Corporation’s unaudited operational results for the quarter ended March 31, 2004).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 – News release announcing the Corporation’s unaudited operational results for the quarter ended March 31, 2004).

Item 12 – Disclosure of Results of Operations and Financial Condition (News release dated April 5, 2004, announcing the Corporation’s unaudited operational results for the quarter ended March 31, 2004).

(iii)	Dated:	April 29, 2004

	Items reported:	Item 5 – Other Events and Regulation FD Disclosure (Quarterly Report to Shareholders including the Corporation’s unaudited operational results for the quarter ended March 31, 2004).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 – Quarterly Report to Shareholders).

Item 12 – Disclosure of Results of Operations and Financial Condition (On April 27, 2004, the Corporation mailed and released its Quarterly Report to Shareholders including the unaudited operational results for the quarter ended March 31, 2004).

(iv)	Dated:	May 13, 2004

	Items reported:	Item 5 – Other Events and Regulation FD Disclosure (Press release announcing a cash dividend of $0.32 per common share and also a two-for-one stock split to the shareholders of record on June 18, 2004 to be distributed on July 8, 2004).

Item 7 – Financial Statements and Exhibits (Exhibit 99.1 - Press release announcing a cash dividend of $0.32 per common share and also a two-for-one stock split to the shareholders of record on June 18, 2004 to be distributed on July 8, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: August 9, 2004	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Chief Financial Officer

Date: August 9, 2004	By:	/s/ Ileana González

Ileana González
Senior Vice President & Comptroller