Form 10-Q
period 2004-09-30
POPULAR INC
filed 2004-11-09
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004	Commission file number 0 – 13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0416582

(State of incorporation)	(I.R.S. Employer
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

     Yes [X]       No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X]       No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock $6.00 Par value	266,608,220

(Title of Class)	(Shares Outstanding as of November 3, 2004)

POPULAR, INC.

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statements of Condition as of September 30, 2004, December 31, 2003 and September 30, 2003	3
Unaudited Consolidated Statements of Income for the quarters and nine months ended September 30, 2004 and 2003	4
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2004 and 2003	5
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2004 and 2003	6
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	7
Notes to Unaudited Consolidated Financial Statements	8-35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-54
Item 3. Quantitative and Qualitative Disclosures about Market Risk	51-54
Item 4. Controls and Procedures	55
Part II - Other Information
Item 1. Legal Proceedings	55
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	55
Item 5. Other Events	55
Item 6. Exhibits	55-56
Signatures	57
EX-10.1 FORM OF COMPENSATION AGREEMENT FOR DIRECTORS ELECTED CHAIRMAN OF A COMMITTEE
EX-10.2 FORM OF COMPENSATION AGREEMENT FOR DIRECTORS NOT ELECTED CHAIRMAN OF A COMMITTEE
EX-10.3 COMPENSATION AGREEMENT FOR FREDERIC V. SALERNO AS DIRECTOR OF POPULAR, INC.
EX-10.4 COMPENSATION AGREEMENT FOR WILLIAM J. TEUBER AS DIRECTOR OF POPULAR, INC.
EX-12.1 COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

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

ITEM 1. FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2004	2003	2003
ASSETS
Cash and due from banks	$758,057	$688,090	$762,912

Money market investments:
Federal funds sold and securities purchased under agreements to resell	845,280	764,780	764,019
Time deposits with other banks	319	8,046	9,157
Bankers’ acceptances	69	67	162

	845,668	772,893	773,338

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	4,864,037	3,523,505	4,202,427
Other investment securities available-for-sale	6,375,582	6,528,074	6,028,824
Investment securities held-to-maturity, at amortized cost	137,317	186,821	192,757
Other investment securities, at cost	276,521	233,144	206,422
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	235,884	490,536	452,306
Other trading securities	85,479	114,583	115,866
Loans held-for-sale, at lower of cost or market	265,753	271,592	366,723

Loans:
Loans pledged with creditors’ right to repledge	801,744	403,131	489,277
Other loans	26,722,900	22,210,748	21,125,291
Less – Unearned income	273,099	283,279	273,536
Allowance for loan losses	445,845	408,542	398,578

	26,805,700	21,922,058	20,942,454

Premises and equipment	535,388	485,452	477,318
Other real estate	58,814	53,898	54,201
Accrued income receivable	227,259	176,152	209,273
Other assets	946,208	769,037	773,095
Goodwill	394,316	191,490	190,655
Other intangible assets	43,611	27,390	28,616

	$42,855,594	$36,434,715	$35,777,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,076,535	$3,726,707	$3,556,269
Interest bearing	16,406,683	14,371,121	14,099,723

	20,483,218	18,097,828	17,655,992
Federal funds purchased and assets sold under agreements to repurchase	7,306,235	5,778,987	6,796,169
Other short-term borrowings	2,454,872	1,996,624	2,178,756
Notes payable	8,774,868	6,992,025	5,528,277
Subordinated notes	125,000	125,000	125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation	—	—	144,000
Other liabilities	700,802	689,729	596,405

	39,844,995	33,680,193	33,024,599

Commitments and contingencies (See Note 8)	—	—	—

Minority interest in consolidated subsidiaries	104	105	1,582

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized (2003 – 10,000,000); 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized (2003 – 180,000,000); 279,779,228 shares issued (December 31, 2003 – 139,594,296; September 30, 2003 – 139,478,585) and 266,345,324 shares outstanding (December 31, 2003 – 132,891,946; September 30, 2003 – 132,776,235)	1,678,675	837,566	836,872
Surplus	327,366	314,638	285,591
Retained earnings	994,206	1,601,851	1,559,925
Treasury stock – at cost, 13,433,904 shares (December 31, 2003 – 6,702,350; September 30, 2003 – 6,702,350)	(206,437)	(205,527)	(205,527)
Accumulated other comprehensive income, net of tax of $8,663
(December 31, 2003 - $2,913; September 30, 2003 - $22,218)	29,810	19,014	87,270

	3,010,495	2,754,417	2,751,006

	$42,855,594	$36,434,715	$35,777,187

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2004	2003	2004	2003
INTEREST INCOME:
Loans	$445,204	$389,028	$1,271,541	$1,152,508
Money market investments	6,512	6,119	18,674	19,936
Investment securities	106,322	104,717	303,798	325,208
Trading account securities	5,729	9,535	20,766	26,688

	563,767	509,399	1,614,779	1,524,340

INTEREST EXPENSE:
Deposits	83,467	82,865	240,852	262,678
Short-term borrowings	44,830	36,201	112,440	114,794
Long-term debt	87,278	61,034	241,878	188,768

	215,575	180,100	595,170	566,240

Net interest income	348,192	329,299	1,019,609	958,100
Provision for loan losses	46,614	48,668	132,641	146,202

Net interest income after provision for loan losses	301,578	280,631	886,968	811,898
Service charges on deposit accounts	41,455	41,162	123,077	120,670
Other service fees	71,063	71,708	218,476	212,699
Gain on sale of investment securities	—	39,109	13,435	70,398
Trading account profit (loss)	803	(4,599)	(748)	(9,779)
Gain on sale of loans	11,855	10,858	30,170	40,192
Other operating income	19,380	13,315	64,351	49,812

	446,134	452,184	1,335,729	1,295,890

OPERATING EXPENSES:
Personnel costs:
Salaries	108,807	98,732	315,785	289,101
Profit sharing	5,083	3,834	16,404	14,997
Pension and other benefits	28,762	29,647	92,587	90,232

	142,652	132,213	424,776	394,330
Net occupancy expenses	23,572	21,428	67,437	62,630
Equipment expenses	28,601	26,892	83,899	79,298
Other taxes	9,269	9,493	28,490	28,347
Professional fees	26,121	21,002	68,755	59,891
Communications	15,706	14,922	46,589	43,931
Business promotion	20,492	18,087	54,418	51,067
Printing and supplies	4,069	4,474	13,458	14,221
Other operating expenses	25,407	36,767	75,863	90,428
Amortization of intangibles	1,984	1,978	5,586	6,033

	297,873	287,256	869,271	830,176

Income before income tax and minority interest	148,261	164,928	466,458	465,714
Income tax	32,880	33,818	104,774	100,667
Net earnings of minority interest	—	(184)	—	(425)

NET INCOME	$115,381	$130,926	$361,684	$364,622

NET INCOME APPLICABLE TO COMMON STOCK	$112,402	$127,947	$352,749	$357,681

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.42	$0.48	$1.32	$1.35

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.13	$0.46	$0.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2004	2003
Preferred stock:
Balance at beginning of year	$186,875	—
Issuance of preferred stock	—	$186,875

Balance at end of period	186,875	186,875

Common stock:
Balance at beginning of year	837,566	834,799
Common stock issued under dividend reinvestment plan	1,618	2,042
Transfer from retained earnings resulting from stock split	839,266	—
Options exercised	225	31

Balance at end of period	1,678,675	836,872

Surplus:
Balance at beginning of year	314,638	278,366
Common stock issued under dividend reinvestment plan	9,507	9,414
Issuance cost of preferred stock	—	(3,716)
Options granted	2,371	1,361
Options exercised	850	166

Balance at end of period	327,366	285,591

Retained earnings:
Balance at beginning of year	1,601,851	1,300,437
Net income	361,684	364,622
Cash dividends declared on common stock	(121,128)	(98,193)
Cash dividends declared on preferred stock	(8,935)	(6,941)
Transfer to common stock resulting from stock split	(839,266)	—

Balance at end of period	994,206	1,559,925

Accumulated other comprehensive income:
Balance at beginning of year	19,014	202,487
Other comprehensive income (loss), net of tax	10,796	(115,217)

Balance at end of period	29,810	87,270

Treasury stock - at cost:
Balance at beginning of year	(205,527)	(205,210)
Purchase of common stock	(1,259)	(581)
Reissuance of common stock	349	264

Balance at end of period	(206,437)	(205,527)

Total stockholders’ equity	$3,010,495	$2,751,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Net Income	$115,381	$130,926	$361,684	$364,622

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	424	(7,696)	(10,832)	(20,852)
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period, net of tax of $52,367 (2003 - ($47,594)) for the quarter and $7,340 (2003 - ($22,360)) for the nine-month period	153,470	(119,499)	33,453	(33,858)
Less: reclassification adjustment for gains included in net income, net of tax of $5,032 for the third quarter of 2003 and $1,052 for the nine-month period in 2004 (2003 - $9,490)	—	34,077	10,946	60,908
Net (loss) gain on cash flow hedges	(5,574)	1,646	(4,710)	(2,696)
Less: reclassification adjustment for (losses) gains included in net income, net of tax of ($2,327) (2003 – $99) for the quarter and ($2,347) (2003 – ($1,953)) for the nine-month period	(3,824)	134	(3,831)	(3,115)
Cumulative effect of accounting change	—	—	—	—
Less: reclassification adjustments for gains included in net income	—	—	—	18

Total other comprehensive income (loss), net of tax	$152,144	($159,760)	$10,796	($115,217)

Comprehensive income (loss)	$267,525	($28,834)	$372,480	$249,405

Disclosure of accumulated other comprehensive income:

	September 30,	December 31,	September 30,
(In thousands)	2004	2003	2003
Foreign currency translation adjustment	($35,329)	($24,497)	($23,088)
Unrealized gains on securities	68,301	45,794	112,859
Unrealized losses on derivatives	(3,528)	(2,649)	(2,867)
Cumulative effect of accounting change	366	366	366

Accumulated other comprehensive income	$29,810	$19,014	$87,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$361,684	$364,622

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	55,086	54,904
Provision for loan losses	132,641	146,202
Amortization of intangibles	5,586	6,033
Net gain on sale of investment securities	(13,435)	(70,398)
Net gain on disposition of premises and equipment	(13,977)	(2,682)
Net gain on sale of loans, excluding loans held-for-sale	(11,268)	(4,421)
Net amortization of premiums and accretion of discounts on investments	30,226	19,713
Net amortization of premiums and deferred loan origination fees and costs	88,974	51,086
Earnings from investments under the equity method	(5,191)	(4,161)
Stock options expense	2,617	1,408
Net increase in loans held-for-sale	(34,643)	(8,422)
Net increase in trading securities	(105,050)	(113,209)
Net increase in accrued income receivable	(43,930)	(24,724)
Net increase in other assets	(46,535)	(109,899)
Net increase in interest payable	33,400	1,844
Net increase (decrease) in deferred and current taxes	5,012	(11,534)
Net increase in postretirement benefit obligation	3,000	4,839
Net decrease in other liabilities	(11,740)	(45,482)

Total adjustments	70,773	(108,903)

Net cash provided by operating activities	432,457	255,719

Cash flows from investing activities:
Net (increase) decrease in money market investments	(72,576)	321,308
Purchases of investment securities:
Available-for-sale	(4,256,151)	(5,084,495)
Held-to-maturity	(597,447)	(496,858)
Other	(44,907)	(29,498)
Proceeds from calls, pay downs, maturities and redemptions of investment securities:
Available-for-sale	3,351,629	4,440,342
Held-to-maturity	538,427	485,137
Other	1,530	43,353
Proceeds from sale of investment securities available-for-sale	374,627	755,503
Net disbursements on loans	(1,222,463)	(583,783)
Proceeds from sale of loans	274,928	170,671
Acquisition of loan portfolios	(2,633,723)	(2,046,909)
Assets acquired, net of cash	(166,740)	—
Acquisition of premises and equipment	(109,410)	(79,549)
Proceeds from sale of premises and equipment	25,433	11,186

Net cash used in investing activities	(4,536,843)	(2,093,592)

Cash flows from financing activities:
Net increase in deposits	1,226,373	38,193
Net increase in federal funds purchased and assets sold under agreements to repurchase	1,503,593	111,618
Net increase in other short-term borrowings	418,748	475,194
Net proceeds from notes payable and capital securities	1,138,266	1,223,816
Dividends paid	(123,322)	(94,776)
Proceeds from issuance of common stock	11,954	11,606
Proceeds from issuance of preferred stock	—	183,159
Treasury stock acquired	(1,259)	(581)

Net cash provided by financing activities	4,174,353	1,948,229

Net increase in cash and due from banks	69,967	110,356
Cash and due from banks at beginning of period	688,090	652,556

Cash and due from banks at end of period	$758,057	$762,912

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the “Corporation”) is a financial holding company offering a full range of financial products and services to consumer and corporate customers through its offices in Puerto Rico, the United States and the Caribbean, including the U.S. and British Virgin Islands, and Central America. The Corporation’s subsidiaries are engaged in the following businesses: commercial banking, auto loans and lease financing, mortgage and consumer lending, broker/dealer and investment banking services, retail financial services, insurance agency and reinsurance services , information technology and ATM and data processing services. Note 15 to the unaudited consolidated financial statements presents information about the Corporation’s business segments.

The unaudited consolidated financial statements include the accounts of Popular, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods presented and include all necessary adjustments, of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period unaudited consolidated financial statements to conform to the 2004 presentation.

As further described in Note 12 to the unaudited consolidated financial statements, during the second quarter of 2004, the Corporation’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend. All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements, except for the number of shares authorized in 2003 and the number of shares issued, outstanding and held in treasury as of September 30, 2003 and December 31, 2003 presented in the consolidated statements of condition, have been restated to reflect the stock split.

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

Recent Acquisitions

On August 31, 2004, the Corporation completed its acquisition of Quaker City Bancorp, Inc. (“Quaker City”), the holding company of Quaker City Bank, based in Whittier, California. As of that date, excluding the effect of purchase accounting entries, Quaker City had assets of approximately $2,100,000, a loan portfolio of approximately $1,500,000 and deposits of approximately $1,200,000.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive income, except for highly inflationary environments in which the effects are included in other operating income.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At September 30, 2004, the Corporation had $35,329 in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income. The Corporation had been monitoring the inflation levels in the Dominican Republic to evaluate whether it met the “highly inflationary economy” test prescribed by SFAS No. 52 “Foreign Currency Translation.” Such statement defines a highly inflationary economy as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended September 30, 2004 and June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the third quarter of 2004, approximately $229 in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive income. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32,000.

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

In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R), which attempts to clarify the guidance in the original interpretation. FIN No. 46 applies to variable interest entities created after January 31, 2003. FIN No. 46 also applies to all variable interest entities created prior to February 1, 2003 that are considered to be special-purpose entities (as defined in FIN No. 46R) as of December 31, 2003. FIN No. 46R must be applied to all variable interest entities no later than the end of the first reporting period that ends after March 15, 2004. Certain variable interest entities that are qualifying special purpose entities subject to the reporting requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” are not required to be consolidated under the provisions of FIN No. 46.

At December 31, 2003, the Corporation had two wholly-owned issuer trusts that issued trust preferred securities (also referred to as “Capital Securities”). Prior to FIN No. 46R, the issuer trusts were consolidated subsidiaries of the Corporation. In relation to these issuer trusts, the Corporation adopted the provisions of FIN No. 46R at December 31, 2003, requiring the deconsolidation of these trusts. Refer to Note 11 to the unaudited consolidated financial statements for further information on the issuer trusts and the impact in the Corporation’s consolidated financial statements. Except for the impact described above, there was no other material impact on the Corporation’s financial condition or results of operations as a result of the adoption of FIN No. 46R.

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

Issue 03-1, “Meaning of Other Than Temporary Impairment”

In March 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The three-step model used to determine other-than-temporary impairments was required to be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004.

On September 15, 2004, the FASB issued proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (Issue 03-1-a) to address the application of Issue 03-1 to debt securities that are impaired solely because of interest-rates and / or sector-spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. On September 30, 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” (Issue 03-1-1) which delayed the effective date of paragraphs 10-20 of Issue 03-1. Paragraphs 10-20 of Issue 03-1 give guidance on how to evaluate and recognize an impairment loss that is other than temporary (i.e., steps 2 and 3 of the impairment model). Issue 03-1-1 expands the scope of the deferral to include all securities covered by Issue 03-1. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of Issue 03-1-a.

The Corporation is currently evaluating the effects that this proposed statement may have on its financial condition and results of operations.

FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”

On December 8, 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law, authorizing Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible retirees, the federal government will begin in 2006 to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP 106-2), was issued on May 19, 2004. The FSP 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting, and complex rules for transition that permit various alternative prospective and retroactive transition approaches.

Popular, Inc. elected to adopt the provisions of FSP 106-2 on a prospective basis in the third quarter of 2004 with remeasurement as of July 1, 2004. Refer to Note 10, Pension and Other Benefits, for disclosures on effects of the subsidy in the measurement of the net periodic postretirement benefit costs and the accumulated postretirement benefit obligation.

Note 3 - Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities available-for-sale as of September 30, 2004, December 31, 2003 and September 30, 2003 were as follows:

	AS OF SEPTEMBER 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 10 years and 8 months)	$549,696	—	$22,919	$526,777
Obligations of other U.S. Government agencies and corporations (average maturity of 5 years and 5 months)	6,942,634	$33,279	30,520	6,945,393
Obligations of Puerto Rico, States and political subdivisions (average maturity of 11 years and 4 months)	132,317	5,078	1,514	135,881
Collateralized mortgage obligations (average maturity of 23 years and 5 months)	1,645,654	5,264	6,124	1,644,794
Mortgage-backed securities (average maturity of 18 years and 6 months)	1,799,413	28,784	4,556	1,823,641
Equity securities (without contractual maturity)	23,035	72,427	299	95,163
Others (average maturity of 14 years and 9 months)	67,451	1,179	660	67,970

	$11,160,200	$146,011	$66,592	$11,239,619

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 11 years and 6 months)	$555,764	$115	$32,855	$523,024
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 4 months)	6,282,836	38,143	54,450	6,266,529
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 5 months)	128,931	6,064	1,803	133,192
Collateralized mortgage obligations (average maturity of 23 years)	1,816,249	6,627	8,651	1,814,225
Mortgage-backed securities (average maturity of 18 years and 9 months)	1,107,339	32,194	1,951	1,137,582
Equity securities (without contractual maturity)	26,010	67,721	235	93,496
Others (average maturity of 12 years and 7 months)	83,826	1,127	1,422	83,531

	$10,000,955	$151,991	$101,367	$10,051,579

	AS OF SEPTEMBER 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
U.S. Treasury securities (average maturity of 10 years and 10 months)	$597,838	$417	$23,345	$574,910
Obligations of other U.S. Government agencies and corporations (average maturity of 6 years and 4 months)	6,375,449	73,693	16,037	6,433,105
Obligations of Puerto Rico, States and political subdivisions (average maturity of 10 years and 11 months)	124,821	6,315	1,911	129,225
Collateralized mortgage obligations (average maturity of 23 years and 6 months)	1,893,190	10,648	2,606	1,901,232
Mortgage-backed securities (average maturity of 20 years and 10 months)	975,020	25,441	2,715	997,746
Equity securities (without contractual maturity)	31,383	65,488	246	96,625
Others (average maturity of 14 years and 9 months)	97,190	1,221	3	98,408

	$10,094,891	$183,223	$46,863	$10,231,251

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity.

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

During the quarter ended June 30, 2004, the Corporation reassessed the appropriateness of the classification of certain mortgage-backed securities and transferred $351,000 from trading to available-for-sale securities based on management’s intention and business purpose. The securities were transferred into the available-for-sale category at fair value.

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$54,910	$164	$54,746
Obligations of other U.S. Government agencies and corporations	2,808,521	17,182	2,791,339
Obligations of Puerto Rico, States and political subdivisions	7,810	26	7,784
Collateralized mortgage obligations	503,785	5,179	498,606
Mortgage-backed securities	470,165	2,767	467,398
Equity securities	300	299	1
Other	12,541	660	11,881

	$3,858,032	$26,277	$3,831,755

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$494,786	$22,755	$472,031
Obligations of other U.S. Government agencies and corporations	435,513	13,338	422,175
Obligations of Puerto Rico, States and political subdivisions	43,700	1,488	42,212
Collateralized mortgage obligations	88,409	945	87,464
Mortgage-backed securities	318,474	1,789	316,685

	$1,380,882	$40,315	$1,340,567

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
U.S. Treasury securities	$549,696	$22,919	$526,777
Obligations of other U.S. Government agencies and corporations	3,244,034	30,520	3,213,514
Obligations of Puerto Rico, States and political subdivisions	51,510	1,514	49,996
Collateralized mortgage obligations	592,194	6,124	586,070
Mortgage-backed securities	788,639	4,556	784,083
Equity securities	300	299	1
Other	12,541	660	11,881

	$5,238,914	$66,592	$5,172,322

The unrealized loss positions of available-for-sale securities at September 30, 2004 are primarily associated with U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued collateralized mortgage obligations, and mortgage-backed securities. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at September 30, 2004 are substantially related to market interest rate fluctuations and not to a deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Note 4 - Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses, approximate market value (or fair value for certain investment securities where no market quotations are available), and contractual maturities of investment securities held-to-maturity as of September 30, 2004, December 31, 2003 and September 30, 2003 were as follows:

	AS OF SEPTEMBER 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$8,053	—	—	$8,053
Obligations of Puerto Rico, States and political subdivisions (average maturity of 14 years and 10 months)	82,100	$2,745	$125	84,720
Collateralized mortgage obligations (average maturity of 19 years and 11 months)	684	—	88	596
Others (average maturity of 1 year and 11 months)	46,480	1,431	3	47,908

	$137,317	$4,176	$216	$141,277

	AS OF DECEMBER 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 2 months)	$34,698	—	$1	$34,697
Obligations of Puerto Rico, States and political subdivisions (average maturity of 13 years and 9 months)	92,428	$284	2,217	90,495
Collateralized mortgage obligations (average maturity of 20 years and 7 months)	863	—	112	751
Others (average maturity of 2 years and 3 months)	58,832	3,299	—	62,131

	$186,821	$3,583	$2,330	$188,074

	AS OF SEPTEMBER 30, 2003
		Gross
	Amortized	Unrealized	Gross	Market
(In thousands)	Cost	Gains	Unrealized Losses	Value
Obligations of other U.S. Government agencies and corporations (average maturity of 1 month)	$32,016	—	$5	$32,011
Obligations of Puerto Rico, States and political subdivisions (average maturity of 12 years and 11 months)	100,973	$1,473	368	102,078
Collateralized mortgage obligations (average maturity of 20 years and 11 months)	919	—	101	818
Others (average maturity of 2 years and 6 months)	58,849	2,913	—	61,762

	$192,757	$4,386	$474	$196,669

Securities not due on a single contractual maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are classified in the period of final contractual maturity.

The expected maturities of collateralized mortgage obligations, mortgage-backed securities and certain other securities may differ from their contractual maturities because they may be subject to prepayments or may be called by the issuer.

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$2,085	$15	$2,070
Other	1,000	3	997

	$3,085	$18	$3,067

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$22,080	$110	$21,970
Collateralized mortgage obligations	683	88	595

	$22,763	$198	$22,565

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
Obligations of Puerto Rico, States and political subdivisions	$24,165	$125	$24,040
Collateralized mortgage obligations	683	88	595
Other	1,000	3	997

	$25,848	$216	$25,632

Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2004 are substantially related to market interest rate fluctuations and not to a deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments until maturity.

Note 5 – Pledged assets

Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2004	2003	2003
Investment securities available-for-sale	$2,842,033	$2,431,198	$2,562,228
Investment securities held-to-maturity	1,380	1,597	1,599
Loans	10,674,119	7,982,661	7,381,624

	$13,517,532	$10,415,456	$9,945,451

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts, floors and options embedded in financial contracts. There were no significant changes in derivative instruments and hedging activities from December 31, 2003 to September 30, 2004.

For the quarter and nine months ended September 30, 2004, the Corporation recognized net losses of $10 and $124, respectively, as a result of the changes in fair value of the non-hedging derivatives included as part of interest expense (September 30, 2003 – net gains of $282 and net losses of $7,825, respectively).

Note 7 – Goodwill and Other Intangible Assets

The Corporation’s management has defined its reporting units based on legal entity, which is the way that operating decisions are made and performance is measured. For presentation purposes, these reporting units have been aggregated by reportable segments based on the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” These segments have been defined as follows: Commercial Banking, Mortgage and Consumer Lending, Auto and Lease Financing and Other. All the operating segments and components that constitute reporting units were determined evaluating the nature of the products and services offered, types of customers, methods used to distribute their products and provide their services, and the nature of their regulatory environment, as well as other similar economic characteristics. Goodwill is assigned to each reporting unit at the time of acquisition.

The Corporation performed the annual impairment test required by SFAS No. 142 “Goodwill and Other Intangible Assets” during the third quarter of 2004. The results of this test did not reveal impairment in the Corporation’s recorded goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	For the nine months ended September 30, 2004
		Mortgage	Auto and
	Commercial	and Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Total
Balance as of January 1, 2004	$114,270	$14,972	$6,727	$55,521	$191,490
Goodwill acquired during the period	200,148	644	—	2,034	202,826

Balance as of September 30, 2004	$314,418	$15,616	$6,727	$57,555	$394,316

Except for goodwill, the Corporation has no other intangible assets not subject to amortization as of September 30, 2004, December 31, 2003 and September 30, 2003.

The following table reflects the components of other intangible assets subject to amortization as of September 30, 2004, December 31, 2003 and September 30, 2003:

	September 30, 2004		December 31, 2003		September 30, 2003
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization
Core deposits	$88,771	$48,215	$67,484	$43,474	$68,478	$42,755
Other customer relationships	3,536	688	3,536	415	2,886	337
Other intangibles	359	152	362	103	511	167

Total	$92,666	$49,055	$71,382	$43,992	$71,875	$43,259

The increase in goodwill and other intangible assets from December 31, 2003 to September 30, 2004 was mostly the result of the acquisition of Quaker City. Partially offsetting these increases were certain core deposits intangibles that became fully amortized during 2004 and 2003 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.

During the quarter and nine months ended September 30, 2004, the Corporation recognized $1,984 and $5,586, respectively, in amortization expense related to other intangible assets with definite lives (September 30, 2003 - $1,978 and $6,033, respectively).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2004	$7,936
2005	7,800
2006	7,632
2007	5,873
2008	4,215

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business there are commercial letters of credit and stand-by letters of credit outstanding, which contract amounts at September 30, 2004 were $16,926 and $150,899, respectively (December 31, 2003 - $13,833 and $137,290; September 30, 2003 - $18,202 and $137,827 ). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which are not reflected in the accompanying financial statements.

At September 30, 2004, the Corporation recorded a liability of $277 , which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002 (December 31, 2003 - $334; September 30, 2003 - $276). This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

At September 30, 2004, the Corporation had an outstanding commitment to purchase mortgage loans at market value. In 2003, the Corporation entered into this loan commitment to purchase an aggregate amount of $125,000 of mortgage loans with the option of purchasing $75,000 in additional loans. This commitment expires completely by June 30, 2005. As of September 30, 2004, $100,000 in loans had been purchased under this agreement.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned subsidiaries approximating $3,886,343 at September 30, 2004 (December 31, 2003 - $3,623,787; September 30, 2003 - $3,766,643). In addition, at September 30, 2004, the Corporation fully and unconditionally guaranteed on a subordinated basis $444,000 of Capital Securities issued by two wholly-owned issuing trust entities that have been deconsolidated based on FIN No. 46R (December 31, 2003 - $444,000; September 30, 2003 - $144,000). Also, at September 30, 2004, Popular North America, Inc. fully and unconditionally guaranteed $494,512 of certain borrowing obligations issued by one of its non-banking subsidiaries (December 31, 2003 - $403,131).

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

Note 9 – Stock Option and Other Incentive Plans

During the quarter and nine months ended September 30, 2004, the Corporation recognized $605 and $2,617, in stock option expense (September 30, 2003 - $342 and $1,408), respectively.

The following table presents information on stock options at September 30, 2004:

(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
$14.39 — $18.50	1,687,408	$15.77	7.96 years	581,066	$15.45
$19.25 — $24.05	955,818	$23.85	9.29 years	61,479	$23.48

$14.39 — $24.05	2,643,226	$18.69	8.44 years	642,545	$16.22

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price
Outstanding at January 1, 2003	890,150	$14.63
Granted	963,872	16.93
Exercised	(58,588)	14.47
Forfeited	(16,846)	14.73

Outstanding at December 31, 2003	1,778,588	$15.88
Granted	997,232	23.95
Exercised	(51,444)	16.11
Forfeited	(81,150)	23.22

Outstanding at September 30, 2004	2,643,226	$18.69

The stock options exercisable at September 30, 2004 totaled 642,545 (September 30, 2003 - 304,281).

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

The stock option information included above relates to options granted under the Popular, Inc. 2001 Stock Option Plan, which was intended to provide equity-based compensation incentives through the grant of stock options. In April 2004, the Corporation’s shareholders adopted the “Popular, Inc. 2004 Omnibus Incentive Plan” (the “Plan”), which replaces and supersedes the 2001 Stock Option Plan. All outstanding award grants under the 2001 Stock Option Plan continue to remain outstanding under the original terms of the 2001 Stock Option Plan. The Plan permits the granting of incentive awards in the form of an Annual Incentive Award, a Long-term Performance Unit Award, an Option, a Stock Appreciation Right, Restricted Stock, Restricted Unit or Performance Share. Participants in the Plan will be designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation or any of its subsidiaries are eligible to participate in the Plan. The aggregate number of shares of common stock which may be issued under the Plan is limited to 10,000,000 shares, subject to adjustments for stock splits, recapitalizations and similar events. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. For more information on the Plan, refer to the “Annex G – 2004 Omnibus Incentive Plan” included in the Corporation’s definitive proxy statement dated March 17, 2004 filed with the Securities and Exchange Commission.

During the quarter ended June 30, 2004, the Compensation Committee approved incentive awards for certain corporate executive officers, based on the 2004 performance payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2005 subject to the attainment of the established performance goals for 2004. During the quarter and nine months ended September 30, 2004 the Corporation recognized $365 and $669, respectively, of restricted stock expense related to the executive officers incentive awards, which represents a form of deferred compensation. The compensation cost was estimated based upon a vesting period which extends up to each participant attaining 55 years of age.

In addition, during the third quarter of 2004, shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. and BPPR. During this quarter, the Corporation recognized $106 of restricted stock expense related to such grants.

Note 10 – Pension and Other Benefits

The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.

The components of net periodic pension cost for the quarters and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Plans				Restoration Plans
	Third quarter		Nine months		Third quarter		Nine months
(In thousands)	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$3,465	$3,387	$10,864	$9,866	$163	$143	$489	$418
Interest cost	6,956	6,755	20,939	19,632	233	202	699	586
Expected return on plan assets	(9,340)	(7,769)	(28,002)	(22,575)	(172)	(133)	(516)	(386)
Amortization of unrecognized net asset	(615)	(622)	(1,845)	(1,807)	—	—	—	—
Amortization of prior service cost	100	122	320	354	(26)	(27)	(78)	(78)
Amortization of net loss	15	541	40	1,572	75	74	225	214

Net periodic cost	581	2,414	2,316	7,042	273	259	819	754
Curtailment loss	—	—	849	—	—	—	—	—
Early retirement cost	—	—	2,219	—	—	—	—	—

Total cost	$581	$2,414	$5,384	$7,042	$273	$259	$819	$754

As of September 30, 2004, contributions made to the pension and restoration plans approximated $1,416. The Corporation expects to contribute $1,527 to the pension plans and $374 to the benefit restoration plans during 2004.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2004 and 2003 were as follows:

	Postretirement benefit plan
	Third quarter		Nine months
(In thousands)	2004	2003	2004	2003
Service cost	$628	$785	$2,202	$2,354
Interest cost	2,022	2,315	6,667	6,943
Amortization of prior service cost	(239)	(202)	(764)	(605)
Amortization of net loss	334	577	1,712	1,729

Net periodic cost	2,745	3,475	9,817	10,421
Curtailment gain	—	—	(1,005)	—
Early retirement cost	—	—	347	—

Total cost	$2,745	$3,475	$9,159	$10,421

As stated in Note 2 to these unaudited consolidated financial statements, the Corporation adopted the provisions of FSP 106-2 on a prospective basis in the third quarter of 2004. The subsidy-related reduction in the accumulated postretirement benefit obligation was $9,176. This reduction is treated as an actuarial gain and will decrease the net periodic cost over the average remaining service period of active plan participants. The effect of the subsidy on the measurement of the net periodic postretirement benefit cost for the quarter ended September 30, 2004 was a decrease of $292.

As of September 30, 2004, contributions made to the postretirement benefit plan approximated $4,932. The Corporation presently expects to contribute $6,179 to the postretirement benefit plan during 2004.

During March 2004, the Corporation received authorization from the Federal Reserve Bank of New York for the proposed reorganization to consolidate the information processing and technology functions of both Banco Popular de Puerto Rico (BPPR) and GM Group, Inc. into GM Group, Inc., renamed EVERTEC, INC. The effective date for the transaction was April 1, 2004. As part of this reorganization, the Corporation incurred certain curtailment gains / losses on the pension and postretirement plans related with the employees that were transferred to the new company and whose benefits were frozen. Also, the Corporation incurred certain costs related to employees of BPPR who elected early retirement effective March 31, 2004, as part of this reorganization.

Note 11 – Subordinated Notes and Junior Subordinated Deferrable Interest Debentures Held by Trusts that Issued Trust Preferred Securities

Subordinated notes of $125,000 consist of notes issued by the Corporation on December 12, 1995, maturing on December 15, 2005, with interest payable semi-annually at 6.75%.

On October 31, 2003, Popular Capital Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by the Corporation, sold $300,000 of its 6.70% Cumulative Monthly Income Trust Preferred Securities (liquidation amount twenty-five dollars per Capital Security) (“6.70% Capital Securities”) pursuant to a public underwritten offering. The proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $9,279 of Popular Capital Trust I’s 6.70% common securities (liquidation amount twenty-five dollars per common security) were used to purchase $309,279 aggregate principal amount of the Corporation’s 6.70% Junior Subordinated Deferrable Interest Debentures (the “6.70% Junior Subordinated Debentures”). The 6.70% Capital Securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation. The assets of Popular Capital Trust I consisted of $309,279 of 6.70% Junior Subordinated Debentures at September 30, 2004, and the related accrued interest receivable. The 6.70% Junior Subordinated Debentures mature on November 1, 2033; however, under certain circumstances, the maturity of the Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 6.70% Capital Securities). The 6.70% Capital Securities are traded on the NASDAQ under the symbol “BPOPN”.

On February 5, 1997, BanPonce Trust I, a statutory business trust created under the laws of the State of Delaware that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation, sold to institutional investors $150,000 of its 8.327% Capital Securities Series A (liquidation amount one thousand dollars per Capital Security) (“8.327% Capital Securities”) through certain underwriters. The proceeds of the issuance, together with the proceeds of the purchase by PNA of $4,640 of BanPonce Trust I’s 8.327% common securities (liquidation amount one thousand dollars per common security) were used to purchase $154,640 aggregate principal amount of PNA’s 8.327% Junior Subordinated Deferrable Interest Debentures, Series A (the “8.327% Junior Subordinated Debentures”). As of September 30, 2004, the Corporation had reacquired $6,000 of the 8.327% Capital Securities. The obligations of PNA under the 8.327% Junior Subordinated Debentures and its guarantees of the obligations of BanPonce Trust I are fully and unconditionally guaranteed on a subordinated basis by the Corporation. The assets of BanPonce Trust I consisted of $148,640 of 8.327% Junior Subordinated Debentures at September 30, 2004, (December 31, 2003 - $148,640; September 30, 2003 - $148,640) and the related accrued interest receivable. The 8.327% Junior Subordinated Debentures mature on February 1, 2027; however, under certain circumstances, the maturity of the 8.327% Junior Subordinated Debentures may be shortened (which shortening would result in a mandatory redemption of the 8.327% Capital Securities).

Prior to FIN No. 46R, the issuer trusts described above were consolidated subsidiaries of the Corporation. The 8.327% Capital Securities were included in the consolidated statement of condition at September 30, 2003 under the caption “Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation,” and the retained common capital securities of the issuer trusts were eliminated against the Corporation’s investment in the issuer trust. Distributions on the Capital Securities were recorded as interest expense on the consolidated statements of income.

As a result of the adoption of FIN No. 46R, the Corporation deconsolidated these issuer trusts effective December 31, 2003. The Junior Subordinated Debentures issued by Popular, Inc. and PNA to the issuer trusts, totaling $457,919 are reflected in the Corporation’s consolidated statements of condition at September 30, 2004 and December 31, 2003, under the caption of notes payable. The Corporation recognizes interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Corporation also recorded in the caption of other investment securities in the consolidated statements of condition at September 30, 2004 and December 31, 2003, the common securities issued by the issuer trusts.

Note 12 - Stockholders’ Equity

On May 12, 2004, the Corporation’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend of one additional share of common stock for each common stock share held as of the record date of June 18, 2004. As a result of the split, 139,877,770 shares were issued and $839,266 was transferred from retained earnings to common stock. All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements, except for the number of shares authorized in 2003 and the number of shares issued, outstanding and held in treasury as of September 30, 2003 and December 31, 2003 presented in the consolidated statements of condition, have been restated to reflect the stock split. The new shares were distributed on July 8, 2004.

Effective April 30, 2004, the Corporation’s Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 180,000,000 to 470,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 30,000,000 shares.

The Corporation’s only outstanding class of preferred stock is its 6.375% noncumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter. Dividends on the 2003 Series A preferred stock are noncumulative and are payable monthly at an annual rate of 6.375% of the liquidation preference value of $25.00 per share.

Note 13 - Earnings per Common Share

A computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2004	2003	2004	2003
Net income	$115,381	$130,926	$361,684	$364,622
Less: Preferred stock dividends	2,979	2,979	8,935	6,941

Net income applicable to common stock	$112,402	$127,947	$352,749	$357,681

Average common shares outstanding	266,414,016	265,599,470	266,197,350	265,369,490
Average potential common shares	404,362	92,241	310,586	64,013

Average common shares outstanding – assuming dilution	266,818,378	265,691,711	266,507,936	265,433,503

Basic earnings per common share	$0.42	$0.48	$1.32	$1.35

Diluted earnings per common share	$0.42	$0.48	$1.32	$1.35

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

Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine-month period ended September 30, 2004, there were 943,347 and 929,350 weighted average antidilutive stock options outstanding, respectively (September 30, 2003 – 1,005,456 and 954,074, respectively).

Note 14 - Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the nine months ended September 30, 2004, the Corporation paid interest and income taxes amounting to $561,770 and $94,605 respectively (September 30, 2003 – $564,396 and $112,565, respectively). Loans receivable transferred to other real estate and other property for the nine months ended September 30, 2004, amounted to $85,246 and $20,011, respectively (September 30, 2003 - $61,914 and $19,978, respectively). In addition, during the quarter ended June 30, 2004, the Corporation transferred certain trading account securities to the available-for-sale portfolio as described in Note 3 to these financial statements. The unaudited consolidated statement of cash flows for the nine months ended September 30, 2004 was impacted by the Quaker City acquisition, which net assets acquired are included in a separate line item in such financial statement under the caption “Assets acquired, net of cash.”

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

The Corporation’s commercial banking segment includes all banking subsidiaries, which provide individuals, corporations and institutions with commercial and retail banking services, including loans and deposits, trust, mortgage banking and servicing, asset management, credit cards and other financial services. These services are offered through a delivery system of branches throughout Puerto Rico, the U.S. and British Virgin Islands and the mainland United States.

The Corporation’s mortgage and consumer lending segment includes those non-banking subsidiaries whose principal activity is associated with mortgage and consumer loans such as Popular Mortgage, Popular Finance, Equity One and Popular FS, LLC. Effective July 30, 2004 Levitt Mortgage Corporation was merged with and into Popular Mortgage.

The Corporation’s auto and lease financing segment provides financing for vehicles and equipment through Popular Auto in Puerto Rico and Popular Leasing, USA in the U.S. mainland. The “Other” category includes all holding companies and non-banking subsidiaries which provide insurance agency services and reinsurance, retail financial services, broker/dealer and investment banking services, as well as those providing information technology and ATM and data processing services.

The accounting policies of the segments are the same as those followed by the Corporation in the ordinary course of business and conform with generally accepted accounting principles and with general practices within the financial industry. Following are the results of operations and selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2004 and 2003.

	Quarter ended September 30, 2004
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$252,887	$77,484	$22,287	($6,237)	$1,771	$348,192
Provision for loan losses	24,959	15,653	6,002	—	—	46,614
Other income	83,945	17,163	5,387	74,603	(36,542)	144,556
Amortization of intangibles	1,880	—	—	104	—	1,984
Depreciation expense	9,231	1,501	2,963	4,873	(18)	18,550
Other operating expenses	190,325	46,745	9,481	61,795	(31,007)	277,339
Income tax	19,665	10,581	3,495	165	(1,026)	32,880

Net income	$90,772	$20,167	$5,733	$1,429	($2,720)	$115,381

Segment Assets	$32,445,606	$9,711,075	$1,801,691	$8,009,916	($9,112,694)	$42,855,594

	Nine months ended September 30, 2004
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$720,909	$238,850	$68,161	($13,939)	$5,628	$1,019,609
Provision for loan losses	73,205	42,361	17,075	—	—	132,641
Other income	249,273	44,376	17,038	205,427	(67,353)	448,761
Amortization of intangibles	5,273	—	—	313	—	5,586
Depreciation expense	29,546	4,264	9,318	11,015	943	55,086
Other operating expenses	544,099	136,590	28,034	155,151	(55,275)	808,599
Income tax	51,888	34,276	11,612	8,772	(1,774)	104,774

Net income	$266,171	$65,735	$19,160	$16,237	($5,619)	$361,684

Segment Assets	$32,445,606	$9,711,075	$1,801,691	$8,009,916	($9,112,694)	$42,855,594

	Quarter ended September 30, 2003
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income	$237,285	$66,557	$21,215	$2,482	$1,760	$329,299
Provision for loan losses	31,023	12,670	4,975	—	—	48,668
Other income	69,105	21,688	4,827	82,444	(6,511)	171,553
Amortization of intangibles	1,888	—	—	90	—	1,978
Depreciation expense	11,937	1,149	2,814	2,107	—	18,007
Other operating expenses	180,238	40,527	8,232	38,508	(234)	267,271
Net earnings of minority interest	—	(184)	—	—	—	(184)
Income tax	12,667	11,443	3,851	7,020	(1,163)	33,818

Net income	$68,637	$22,272	$6,170	$37,201	($3,354)	$130,926

Segment Assets	$27,618,038	$7,366,518	$1,472,772	$7,610,002	($8,290,143)	$35,777,187

	Nine months ended September 30, 2003
		Mortgage and	Auto and
	Commercial	Consumer	Lease
(In thousands)	Banking	Lending	Financing	Other	Eliminations	Total
Net interest income (loss)	$704,834	$192,947	$59,718	($3,423)	$4,024	$958,100
Provision for loan losses	92,667	38,610	14,925	—	—	146,202
Other income	205,531	63,011	15,246	218,992	(18,788)	483,992
Amortization of intangibles	5,763	—	—	270	—	6,033
Depreciation expense	36,968	3,433	8,571	5,932	—	54,904
Other operating expenses	522,731	109,629	24,225	113,440	(786)	769,239
Net earnings of minority interest	—	(425)		—	—	(425)
Income tax	41,324	36,330	10,454	16,415	(3,856)	100,667

Net income	$210,912	$67,531	$16,789	$79,512	($10,122)	$364,622

Segment Assets	$27,618,038	$7,366,518	$1,472,772	$7,610,002	($8,290,143)	$35,777,187

During the quarter ended September 30, 2003, the parent holding company realized gains on sale of marketable equity securities of approximately $38,600. No such gains were reported for the quarter ended September 30, 2004. For the nine months ended September 30, 2003 and 2004 these gains totaled $67,900 and $10,500, respectively. These gains are included in “other income” within the “other” reportable segment category.

The increase in the eliminations in the “other income” and “other operating expenses” categories for the quarter and nine months ended September 30, 2004, compared with the corresponding periods in the previous year, is mostly related to information technology and data processing services provided by EVERTEC, INC. to other subsidiaries of the Corporation. Also, as a result of the reorganization to consolidate the information processing and technology functions into EVERTEC, INC., certain internal services previously provided by BPPR or internally serviced by other subsidiaries, are now provided by EVERTEC, INC. Intercompany billings are eliminated in the consolidated financial statements.

Intersegment Revenues *

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003
Commercial Banking	$14,464	$14,888	$41,710	$46,108
Mortgage and Consumer Lending	(31,204)	(35,628)	(96,055)	(111,685)
Auto and Lease Financing	(12,744)	(12,528)	(35,906)	(38,107)
Other	64,255	38,019	151,976	118,448

Total intersegment revenues	$34,771	$4,751	$61,725	$14,764

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans and information technology services.

Geographic Information

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2004	2003	2004	2003
Revenues**
Puerto Rico	$314,913	$341,769	$956,783	$988,248
United States	164,337	146,320	469,968	415,451
Other	13,498	12,763	41,619	38,393

Total consolidated revenues	$492,748	$500,852	$1,468,370	$1,442,092

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain on sale of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2004	2003	2003
Selected Balance Sheet Information:
Puerto Rico
Total assets	$23,633,160	$22,530,059	$22,604,297
Loans	12,008,580	10,792,902	10,447,561
Deposits	12,635,000	12,377,181	11,931,233
Mainland United States
Total assets	$18,429,063	$13,221,947	$12,422,850
Loans	15,061,145	11,421,958	10,810,358
Deposits	6,850,482	4,798,841	4,900,887
Other
Total assets	$793,371	$682,709	$750,040
Loans	447,573	387,332	449,836
Deposits *	997,736	921,806	823,872

* Represents deposits from BPPR – U.S. and British Virgin Islands

Note 16 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of September 30, 2004, December 31, 2003 and September 30, 2003, and the results of their operations and cash flows for the periods ended September 30, 2004 and 2003. PIBI, PNA, and their wholly-owned subsidiaries, except Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), have a fiscal year that ends on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of August 31, 2004, November 30, 2003 and August 31, 2003, corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2004, December 31, 2003 and

September 30, 2003, respectively.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under shelf registrations filed with the SEC.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance V.I., Inc. and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries, Popular Cash Express, Inc.; Popular Financial Holdings, Inc., including its wholly-owned subsidiary Equity One, Inc.; BPNA, including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC; and BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA. The principal source of cash flows for PIHC consists of dividends from BPPR.

As a member subject to the regulations of the Federal Reserve Board, BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2004, BPPR could have declared a dividend of approximately $272,165 without the approval of the Federal Reserve Board.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$282	$20	$618	$817,199	($60,062)	$758,057
Money market investments	72,400	300	242	1,185,216	(412,490)	845,668
Investment securities available-for-sale, at market value	57,904	36,070	7,091	11,170,902	(32,348)	11,239,619
Investment securities held-to-maturity, at amortized cost				137,317		137,317
Other investment securities, at cost	441,813	5,001	4,640	125,067	(300,000)	276,521
Trading account securities, at market value				321,974	(611)	321,363
Investment in subsidiaries	2,948,181	1,010,400	1,395,115	367,695	(5,721,391)
Loans held-for-sale, at lower of cost or market				265,753		265,753

Loans	41,537		2,690,267	29,833,774	(5,040,934)	27,524,644
Less – Unearned income				273,099		273,099
Allowance for loan losses	47			445,798		445,845

	41,490		2,690,267	29,114,877	(5,040,934)	26,805,700

Premises and equipment	24,849			510,870	(331)	535,388
Other real estate	827			57,987		58,814
Accrued income receivable	209		10,839	233,935	(17,724)	227,259
Other assets	30,839	34,646	2,427	874,938	3,358	946,208
Goodwill				394,316		394,316
Other intangible assets				43,611		43,611

	$3,618,794	$1,086,437	$4,111,239	$45,621,657	($11,582,533)	$42,855,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,136,521	($59,986)	$4,076,535
Interest bearing				16,630,218	(223,535)	16,406,683

				20,766,739	(283,521)	20,483,218
Federal funds purchased and assets sold under agreements to repurchase			$112,000	7,394,309	(200,074)	7,306,235
Other short-term borrowings	$35,000	$4,761	359,670	3,019,932	(964,491)	2,454,872
Notes payable	393,929		2,596,028	9,838,918	(4,054,007)	8,774,868
Subordinated notes	125,000					125,000
Other liabilities	54,370	86	41,853	636,335	(31,842)	700,802

	608,299	4,847	3,109,551	41,656,233	(5,533,935)	39,844,995

Minority interest in consolidated subsidiaries				104		104

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	1,678,675	3,962	2	69,393	(73,357)	1,678,675
Surplus	324,755	740,193	659,964	1,850,745	(3,248,291)	327,366
Retained earnings	996,817	350,070	339,695	1,748,323	(2,440,699)	994,206
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)
Accumulated other comprehensive income (loss), net of tax	29,810	(12,635)	2,027	(1,451)	12,059	29,810

	3,010,495	1,081,590	1,001,688	3,965,320	(6,048,598)	3,010,495

	$3,618,794	$1,086,437	$4,111,239	$45,621,657	($11,582,533)	$42,855,594

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
ASSETS
Cash and due from banks	$1,460	$476	$2,822	$798,642	($40,488)	$762,912
Money market investments	85,167	301	1,165	1,126,831	(440,126)	773,338
Investment securities available-for-sale, at market value	55,018	40,018	10,857	10,132,563	(7,205)	10,231,251
Investment securities held-to-maturity, at amortized cost				341,397	(148,640)	192,757
Other investment securities, at cost	132,397			74,025		206,422
Trading account securities, at market value				568,172		568,172
Investment in subsidiaries	2,618,228	860,874	912,460	205,801	(4,597,363)
Loans held-for-sale, at lower of cost or market				379,706	(12,983)	366,723

Loans	71,009		3,050,357	23,503,150	(5,009,948)	21,614,568
Less — Unearned income				273,536		273,536
Allowance for loan losses				398,578		398,578

	71,009		3,050,357	22,831,036	(5,009,948)	20,942,454

Premises and equipment	10,581			466,737		477,318
Other real estate				54,201		54,201
Accrued income receivable	246	1	12,163	215,878	(19,015)	209,273
Other assets	27,304	21,040	1,988	713,684	9,079	773,095
Goodwill				190,655		190,655
Other intangible assets				28,616		28,616

	$3,001,410	$922,710	$3,991,812	$38,127,944	($10,266,689)	$35,777,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,596,694	($40,425)	$3,556,269
Interest bearing				14,158,160	(58,437)	14,099,723

				17,754,854	(98,862)	17,655,992
Federal funds purchased and securities sold under agreements to repurchase			$522,891	6,447,468	(174,190)	6,796,169
Other short-term borrowings	$1,907		248,545	3,503,496	(1,575,192)	2,178,756
Notes payable	74,232	$8,788	2,332,732	6,879,079	(3,766,554)	5,528,277
Subordinated notes	125,000					125,000
Preferred beneficial interest in Popular North America’s junior subordinated deferrable interest debentures guaranteed by the Corporation				144,000		144,000
Other liabilities	49,265	302	35,137	533,898	(22,197)	596,405

	250,404	9,090	3,139,305	35,262,795	(5,636,995)	33,024,599

Minority interest in consolidated subsidiary				105	1,477	1,582

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	836,872	3,962	2	72,577	(76,541)	836,872
Surplus	282,980	678,038	619,964	1,335,998	(2,631,389)	285,591
Retained earnings	1,562,536	235,350	231,732	1,403,429	(1,873,122)	1,559,925
Treasury stock, at cost	(205,527)			(780)	780	(205,527)
Accumulated other comprehensive income (loss), net of tax	87,270	(3,730)	809	53,820	(50,899)	87,270

	2,751,006	913,620	852,507	2,865,044	(4,631,171)	2,751,006

	$3,001,410	$922,710	$3,991,812	$38,127,944	($10,266,689)	$35,777,187

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$514		$31,693	$461,903	($48,906)	$445,204
Money market investments	359	$1	116	8,543	(2,507)	6,512
Investment securities	676		189	105,312	145	106,322
Trading account securities				5,729		5,729

	1,549	1	31,998	581,487	(51,268)	563,767

INTEREST EXPENSE:
Deposits				84,300	(833)	83,467
Short-term borrowings	163	17	1,537	50,079	(6,966)	44,830
Long-term debt	8,917		32,950	90,652	(45,241)	87,278

	9,080	17	34,487	225,031	(53,040)	215,575

Net interest (loss) income	(7,531)	(16)	(2,489)	356,456	1,772	348,192
Provision for loan losses				46,614		46,614

Net interest (loss) income after provision for loan losses	(7,531)	(16)	(2,489)	309,842	1,772	301,578
Service charges on deposit accounts				41,455		41,455
Other service fees				95,536	(24,473)	71,063
Trading account profit				1,024	(221)	803
Gain on sale of loans				16,970	(5,115)	11,855
Other operating income	4,112	987		21,015	(6,734)	19,380

	(3,419)	971	(2,489)	485,842	(34,771)	446,134

OPERATING EXPENSES:
Personnel costs:
Salaries		82		109,118	(393)	108,807
Profit sharing				5,083		5,083
Pension and other benefits		12		28,845	(95)	28,762

		94		143,046	(488)	142,652
Net occupancy expenses		3		23,569		23,572
Equipment expenses	2			28,614	(15)	28,601
Other taxes	273			8,996		9,269
Professional fees	392		57	55,749	(30,077)	26,121
Communications	34			15,690	(18)	15,706
Business promotion				20,492		20,492
Printing and supplies				4,069		4,069
Other operating expenses	477	20	134	25,203	(427)	25,407
Amortization of intangibles				1,984		1,984

	1,178	117	191	327,412	(31,025)	297,873

(Loss) income before income tax and equity in earnings of subsidiaries	(4,597)	854	(2,680)	158,430	(3,746)	148,261
Income tax	(1,037)		(840)	35,784	(1,027)	32,880

(Loss) income before equity in earnings of subsidiaries	(3,560)	854	(1,840)	122,646	(2,719)	115,381
Equity in earnings of subsidiaries	118,941	28,075	29,735	13,770	(190,521)

NET INCOME	$115,381	$28,929	$27,895	$136,416	($193,240)	$115,381

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$544		$36,217	$404,346	($52,079)	$389,028
Money market investments	196	$1	381	16,189	(10,648)	6,119
Investment securities	164		210	107,294	(2,951)	104,717
Trading account securities				9,535		9,535

	904	1	36,808	537,364	(65,678)	509,399

INTEREST EXPENSE:
Deposits				83,135	(270)	82,865
Short-term borrowings	49		3,236	49,131	(16,215)	36,201
Long-term debt	3,851	58	32,110	75,968	(50,953)	61,034

	3,900	58	35,346	208,234	(67,438)	180,100

Net interest (loss) income	(2,996)	(57)	1,462	329,130	1,760	329,299
Provision for loan losses				48,668		48,668

Net interest (loss) income after provision for loan losses	(2,996)	(57)	1,462	280,462	1,760	280,631
Service charges on deposit accounts				41,162		41,162
Other service fees				71,799	(91)	71,708
Gain on sale of investment securities	38,582		4	523		39,109
Trading account loss				(4,599)		(4,599)
Gain on sales of loans				16,858	(6,000)	10,858
Other operating income	379	987		12,369	(420)	13,315

	35,965	930	1,466	418,574	(4,751)	452,184

OPERATING EXPENSES:
Personnel costs:
Salaries		83		98,649		98,732
Profit sharing				3,834		3,834
Pension and other benefits		14		29,633		29,647

		97		132,116		132,213
Net occupancy expenses		4		21,424		21,428
Equipment expenses				26,892		26,892
Other taxes	358			9,135		9,493
Professional fees	411	5	153	20,552	(119)	21,002
Communications	13			14,909		14,922
Business promotion				18,087		18,087
Printing and supplies				4,474		4,474
Other operating expenses	117	25	132	36,608	(115)	36,767
Amortization of intangibles				1,978		1,978

	899	131	285	286,175	(234)	287,256

Income before income tax, minority interest and equity in earnings of subsidiaries	35,066	799	1,181	132,399	(4,517)	164,928
Income tax	4,823		400	29,757	(1,162)	33,818
Net earnings of minority interest				(184)		(184)

Income before equity in earnings of subsidiaries	30,243	799	781	102,458	(3,355)	130,926
Equity in earnings of subsidiaries	100,683	24,115	23,022	13,687	(161,507)

NET INCOME	$130,926	$24,914	$23,803	$116,145	($164,862)	$130,926

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$1,790		$95,618	$1,319,001	($144,868)	$1,271,541
Money market investments	799	$3	254	24,519	(6,901)	18,674
Investment securities	1,096		573	301,536	593	303,798
Trading account securities				20,766		20,766

	3,685	3	96,445	1,665,822	(151,176)	1,614,779

INTEREST EXPENSE:
Deposits				243,570	(2,718)	240,852
Short-term borrowings	488	38	4,424	126,156	(18,666)	112,440
Long-term debt	25,818	63	94,445	256,974	(135,422)	241,878

	26,306	101	98,869	626,700	(156,806)	595,170

Net interest (loss) income	(22,621)	(98)	(2,424)	1,039,122	5,630	1,019,609
Provision for loan losses				132,641		132,641

Net interest (loss) income after provision for loan losses	(22,621)	(98)	(2,424)	906,481	5,630	886,968
Service charges on deposit accounts				123,077		123,077
Other service fees				260,267	(41,791)	218,476
Gain on sale of investment securities	10,535	2,206	14	680		13,435
Trading account loss				(527)	(221)	(748)
Gain on sale of loans				43,539	(13,369)	30,170
Other operating income	7,651	3,282	81	65,309	(11,972)	64,351

	(4,435)	5,390	(2,329)	1,398,826	(61,723)	1,335,729

OPERATING EXPENSES:
Personnel costs:
Salaries		244		312,942	2,599	315,785
Profit sharing				16,149	255	16,404
Pension and other benefits		42		91,999	546	92,587

		286		421,090	3,400	424,776
Net occupancy expenses		9		66,882	546	67,437
Equipment expenses	2			81,207	2,690	83,899
Other taxes	990			27,318	182	28,490
Professional fees	1,386	2	217	128,578	(61,428)	68,755
Communications	61			46,208	320	46,589
Business promotion				54,406	12	54,418
Printing and supplies				13,280	178	13,458
Other operating expenses	886	64	408	74,737	(232)	75,863
Amortization of intangibles				5,586		5,586

	3,325	361	625	919,292	(54,332)	869,271

(Loss) income before income tax and equity in earnings of subsidiaries	(7,760)	5,029	(2,954)	479,534	(7,391)	466,458
Income tax	280		(472)	106,740	(1,774)	104,774

(Loss) income before equity in earnings of subsidiaries	(8,040)	5,029	(2,482)	372,794	(5,617)	361,684
Equity in earnings of subsidiaries	369,724	81,202	82,818	44,476	(578,220)

NET INCOME	$361,684	$86,231	$80,336	$417,270	($583,837)	$361,684

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated
INTEREST INCOME:
Loans	$2,686		$109,955	$1,199,693	($159,826)	$1,152,508
Money market investments	353	$5	969	51,428	(32,819)	19,936
Investment securities	921		616	332,490	(8,819)	325,208
Trading account securities				26,688		26,688

	3,960	5	111,540	1,610,299	(201,464)	1,524,340

INTEREST EXPENSE:
Deposits				263,322	(644)	262,678
Short-term borrowings	299	1	11,977	154,985	(52,468)	114,794
Long-term debt	12,646	174	105,490	222,835	(152,377)	188,768

	12,945	175	117,467	641,142	(205,489)	566,240

Net interest (loss) income	(8,985)	(170)	(5,927)	969,157	4,025	958,100
Provision for loan losses				146,202		146,202

Net interest (loss) income after provision for loan losses	(8,985)	(170)	(5,927)	822,955	4,025	811,898
Service charges on deposit accounts				120,683	(13)	120,670
Other service fees				214,198	(1,499)	212,699
Gain (loss) on sale of investment securities	67,779		(26)	2,645		70,398
Trading account loss				(9,779)		(9,779)
Gain on sales of loans				55,345	(15,153)	40,192
Other operating income	13,541	3,424		34,970	(2,123)	49,812

	72,335	3,254	(5,953)	1,241,017	(14,763)	1,295,890

OPERATING EXPENSES:
Personnel costs:
Salaries		243		288,857	1	289,101
Profit sharing				14,997		14,997
Pension and other benefits		45		90,187		90,232

		288		394,041	1	394,330
Net occupancy expenses		10		62,620		62,630
Equipment expenses				79,298		79,298
Other taxes	939			27,408		28,347
Professional fees	828	14	303	59,063	(317)	59,891
Communications	33			43,898		43,931
Business promotion				51,067		51,067
Printing and supplies				14,221		14,221
Other operating expenses	282	73	707	89,836	(470)	90,428
Amortization of intangibles				6,033		6,033

	2,082	385	1,010	827,485	(786)	830,176

Income (loss) before income tax, minority interest and equity in earnings of subsidiaries	70,253	2,869	(6,963)	413,532	(13,977)	465,714
Income tax	8,490		(958)	96,990	(3,855)	100,667
Net earnings of minority interest				(425)		(425)

Income (loss) before equity in earnings of subsidiaries	61,763	2,869	(6,005)	316,117	(10,122)	364,622
Equity in earnings of subsidiaries	302,859	61,606	66,781	38,665	(469,911)

NET INCOME	$364,622	$64,475	$60,776	$354,782	($480,033)	$364,622

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$361,684	$86,231	$80,336	$417,270	($583,837)	$361,684

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(369,724)	(81,202)	(82,818)	(44,476)	578,220
Depreciation and amortization of premises and equipment	668			53,475	943	55,086
Provision for loan losses				132,641		132,641
Amortization of intangibles				5,586		5,586
Net gain on sale of investment securities	(10,535)	(2,206)	(14)	(680)		(13,435)
Net gain on disposition of premises and equipment				(13,977)		(13,977)
Net gain on sale of loans, excluding loans held-for-sale				(11,268)		(11,268)
Net amortization of premiums and accretion of discounts on investments				30,927	(701)	30,226
Net amortization of premiums and deferred loan origination fees and costs	(15)			88,989		88,974
Earnings from investments under the equity method	(1,761)	(2,967)		(463)		(5,191)
Stock options expense	398			2,197	22	2,617
Net increase in loans held-for-sale				(34,643)		(34,643)
Net increase in trading securities				(105,660)	610	(105,050)
Net (increase) decrease in accrued income receivable	(4)	1	341	(44,818)	550	(43,930)
Net (increase) decrease in other assets	(2,133)	(21,248)	182	(35,531)	12,195	(46,535)
Net increase (decrease) in interest payable	2,788	(27)	12,299	18,639	(299)	33,400
Net increase (decrease) in deferred and current taxes	1,395		(1,367)	6,759	(1,775)	5,012
Net increase in postretirement benefit obligation				3,000		3,000
Net increase (decrease) in other liabilities	2,020	(19)	223	(547)	(13,417)	(11,740)

Total adjustments	(376,903)	(107,668)	(71,154)	50,150	576,348	70,773

Net cash (used in) provided by operating activities	(15,219)	(21,437)	9,182	467,420	(7,489)	432,457

Cash flows from investing activities:
Net decrease (increase) in money market investments	41,897		56,647	(45,304)	(125,816)	(72,576)
Purchases of investment securities:
Available-for-sale			(1,500)	(4,651,077)	396,426	(4,256,151)
Held-to-maturity				(597,447)		(597,447)
Other	(126)			(44,781)		(44,907)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				3,720,105	(368,476)	3,351,629
Held-to-maturity				538,427		538,427
Other				1,530		1,530
Proceeds from sale of investment securities available-for-sale	12,444	3,272	1,514	357,397		374,627
Net collections (disbursements) on loans	41,949		(179,005)	(1,503,145)	417,738	(1,222,463)
Proceeds from sale of loans				279,438	(4,510)	274,928
Acquisition of loan portfolios	(4,509)			(2,633,724)	4,510	(2,633,723)
Capital contribution to subsidiary	(55,559)	(40,000)	(375,265)		470,824
Assets acquired, net of cash				(166,740)		(166,740)
Acquisition of premises and equipment	(15,139)			(93,659)	(612)	(109,410)
Proceeds from sale of premises and equipment				25,433		25,433
Dividends received from subsidiary	136,375				(136,375)

Net cash provided by (used in) investing activities	157,332	(36,728)	(497,609)	(4,813,547)	653,709	(4,536,843)

Cash flows from financing activities:
Net increase in deposits				1,168,199	58,174	1,226,373
Net increase in federal funds purchased and assets sold under agreements to repurchase			112,000	1,331,941	59,652	1,503,593
Net (decrease) increase in other short-term borrowings	(675)	4,556	183,909	248,027	(17,069)	418,748
Net (payments of) proceeds from notes payable and capital securities	(30,783)	(8,573)	150,692	1,456,466	(429,536)	1,138,266
Dividends paid to parent company				(136,375)	136,375
Dividends paid	(123,322)					(123,322)
Proceeds from issuance of common stock	11,954					11,954
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		62,155	40,000	374,146	(476,301)

Net cash (used in) provided by financing activities	(142,826)	58,138	486,601	4,441,145	(668,705)	4,174,353

Net (decrease) increase in cash and due from banks	(713)	(27)	(1,826)	95,018	(22,485)	69,967
Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$282	$20	$618	$817,199	($60,062)	$758,057

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.
Cash flows from operating activities:
Net income	$364,622	$64,475	$60,776	$354,782	($480,033)	$364,622

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(302,859)	(61,606)	(66,781)	(38,665)	469,911
Depreciation and amortization of premises and equipment	610			54,294		54,904
Provision for loan losses				146,202		146,202
Amortization of intangibles				6,033		6,033
Net (gain) loss on sales of investment securities	(67,779)		26	(2,645)		(70,398)
Net gain on disposition of premises and equipment				(2,682)		(2,682)
Net gain on sales of loans, excluding loans held-for-sale				(4,421)		(4,421)
Net amortization of premiums and accretion of discounts on investments				20,259	(546)	19,713
Net amortization of premiums and deferred loan fees and costs				51,086		51,086
Earnings from investments under the equity method	(1,051)	(3,110)				(4,161)
Stock options expense	119			1,289		1,408
Net increase in loans held-for-sale				(5,172)	(3,250)	(8,422)
Net increase in trading securities				(113,209)		(113,209)
Net decrease (increase) in accrued income receivable	48	1	(272)	(21,506)	(2,995)	(24,724)
Net decrease (increase) in other assets	2,292	(1,788)	(332)	(110,277)	206	(109,899)
Net (decrease) increase in interest payable	(159)	174	14,365	(15,359)	2,823	1,844
Net increase (decrease) in deferred and current taxes	3,369		18,912	(29,959)	(3,856)	(11,534)
Net increase in postretirement benefit obligation				4,839		4,839
Net increase (decrease) in other liabilities	1,426	(35)	(49,400)	2,281	246	(45,482)

Total adjustments	(363,984)	(66,364)	(83,482)	(57,612)	462,539	(108,903)

Net cash provided by (used in) operating activities	638	(1,889)	(22,706)	297,170	(17,494)	255,719

Cash flows from investing activities:
Net (increase) decrease in money market investments	(82,230)	(1)	8,543	124,163	270,833	321,308
Purchases of investments securities:
Available-for-sale		(3,108)	(22,400)	(5,414,720)	355,733	(5,084,495)
Held-to-maturity				(496,858)		(496,858)
Other	(38)			(29,460)		(29,498)
Proceeds from calls, paydowns, maturities and redemptions of investments securities:
Available-for-sale				4,793,325	(352,983)	4,440,342
Held-to-maturity				485,137		485,137
Other				43,353		43,353
Proceeds from sales of investment securities available-for-sale	83,004		18,143	654,356		755,503
Net collections (disbursements) on loans	96,515		(477,135)	(906,612)	703,449	(583,783)
Proceeds from sales of loans				170,671		170,671
Acquisition of loan portfolios				(2,046,909)		(2,046,909)
Capital contribution to subsidiary	(185,494)	(180,000)			365,494
Acquisition of premises and equipment				(79,549)		(79,549)
Proceeds from sale of premises and equipment				11,186		11,186
Dividends received from subsidiary	98,100			32,000	(130,100)

Net cash provided by (used in) investing activities	9,857	(183,109)	(472,849)	(2,659,917)	1,212,426	(2,093,592)

Cash flows from financing activities:
Net increase in deposits				70,858	(32,665)	38,193
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(10,300)		24,008	139,980	(42,070)	111,618
Net (decrease) increase in other short-term borrowings	(27,285)	(90)	(190,507)	1,026,025	(332,949)	475,194
Net (payments of) proceeds from notes payable and capital securities	(69,152)		483,715	1,361,093	(551,840)	1,223,816
Dividends paid to parent company				(98,100)	98,100
Dividends paid	(94,776)			(32,000)	32,000	(94,776)
Proceeds from issuance of common stock	11,606					11,606
Net proceeds from issuance of preferred stock	180,548				2,611	183,159
Treasury stock acquired				(581)		(581)
Capital contribution from parent		185,494	180,000		(365,494)

Net cash (used in) provided by financing activities	(9,359)	185,404	497,216	2,467,275	(1,192,307)	1,948,229

Net increase in cash and due from banks	1,136	406	1,661	104,528	2,625	110,356
Cash and due from banks at beginning of period	324	70	1,161	694,114	(43,113)	652,556

Cash and due from banks at end of period	$1,460	$476	$2,822	$798,642	($40,488)	$762,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis. The Corporation is a financial holding company, which offers a wide range of products and services to retail and corporate customers in Puerto Rico, the United States, the Caribbean and Central America. The Corporation’s subsidiaries are engaged in the following businesses:

-	Commercial Banking — Banco Popular de Puerto Rico (BPPR), Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.)

-	Auto Loans and Lease Financing — Popular Auto, Inc. and Popular Leasing, U.S.A.

-	Mortgage and Consumer Lending — Popular Mortgage, Inc., Equity One, Inc., Popular Finance, Inc., and Popular FS, LLC

-	Broker / Dealer and Investment Banking — Popular Securities, Inc.

-	Processing and Information Technology Services and Products - EVERTEC, INC., ATH Costa Rica and CreST, S.A.

-	Retail Financial Services — Popular Cash Express, Inc.

-	Insurance — Popular Insurance, Inc., Popular Insurance Agency U.S.A., Inc., Popular Insurance V.I., Inc. and Popular RE, Inc.

Recent Acquisitions

The Corporation continues to expand its retail banking franchise in the United States. On August 31, 2004, the Corporation completed its acquisition of Quaker City Bancorp, Inc. (“Quaker City”), the holding company of Quaker City Bank, based in Whittier, California. As of that date, excluding the effect of purchase accounting entries, Quaker City had assets of approximately $2.1 billion, a loan portfolio of approximately $1.5 billion and deposits of approximately $1.2 billion. The 27 retail locations will begin operating under the BPNA name in 2005. Proforma results for this acquisition are not significant based on thresholds established by federal regulations and, accordingly, are not provided.

2004 THIRD QUARTER HIGHLIGHTS

➢	Table A “Financial Highlights” presents a summary of key financial information for the quarters and nine months ended September 30, 2004 and 2003.

➢	Net income for the quarter ended September 30, 2004 totaled $115.4 million, compared with $130.9 million for the third quarter of 2003. The results for the third quarter of 2003 included $39.1 million in gain on sale of investment securities, mainly marketable equity securities. Also, included in 2003 results was a $12.1 million prepayment penalty paid by the Corporation in connection with the early cancellation of certain long-term borrowings.

TABLE A
Financial Highlights

	At September 30,			Average for the nine months
Balance Sheet Highlights	2004	2003	Change	2004	2003	Change
(In thousands)
Money market investments	$845,668	$773,338	$72,330	$830,235	$858,873	($28,638)
Investment and trading securities	11,974,820	11,198,602	776,218	11,573,324	11,307,404	265,920
Loans	27,517,298	21,707,755	5,809,543	24,222,902	20,264,238	3,958,664
Total assets	42,855,594	35,777,187	7,078,407	38,793,708	34,290,003	4,503,705
Deposits	20,483,218	17,655,992	2,827,226	18,960,531	17,724,580	1,235,951
Borrowings	18,660,975	14,772,202	3,888,773	16,348,650	13,546,829	2,801,821
Stockholders’ equity	3,010,495	2,751,006	259,489	2,860,175	2,492,582	367,593

	Third Quarter			Nine months ended September 30,
Operating Highlights	2004	2003	Change	2004	2003	Change
(In thousands, except per share information)
Net interest income	$348,192	$329,299	$18,893	$1,019,609	$958,100	$61,509
Provision for loan losses	46,614	48,668	(2,054)	132,641	146,202	(13,561)
Fees and other income	144,556	171,553	(26,997)	448,761	483,992	(35,231)
Other expenses, net of minority interest	330,753	321,258	9,495	974,045	931,268	42,777
Net income	$115,381	$130,926	($15,545)	$361,684	$364,622	($2,938)
Net income applicable to common stock	$112,402	$127,947	($15,545)	$352,749	$357,681	($4,932)
Earnings per common share	$0.42	$0.48	($0.06)	$1.32	$1.35	($0.03)

	Third Quarter				Nine months ended September 30,
Selected Statistical Information	2004		2003		2004		2003
Common Stock Data — Market price
High	$26.30		$20.59		$26.30		$20.59
Low	21.47		18.33		20.04		15.98
End	26.30		19.90		26.30		19.90
Book value at period end	10.60		9.66		10.60		9.66
Dividends declared	0.16		0.13		0.46		0.37
Dividend payout ratio	37.89%		27.89%		32.43%		24.87%
Price/earnings ratio	15.38	x	12.06	x	15.38	x	12.06	x

Profitability Ratios — Return on assets	1.13%		1.47%		1.25%		1.42%
Return on common equity	16.22		20.85		17.63		20.35
Net interest spread (taxable equivalent)	3.54		3.95		3.65		3.92
Net interest yield (taxable equivalent)	3.89		4.31		4.01		4.31
Effective tax rate	22.18		20.50		22.46		21.62
Overhead ratio*	44.03		35.14		41.24		36.13
Efficiency ratio **	60.55		61.60		60.16		60.09

Capitalization Ratios - Equity to assets	7.22%		7.43%		7.37%		7.27%
Tangible equity to assets	6.56		6.86		6.79		6.68
Equity to loans	11.43		12.46		11.81		12.30
Internal capital generation	9.48		14.08		10.80		13.85
Tier I capital to risk — adjusted assets	10.62		11.14		10.62		11.14
Total capital to risk — adjusted assets	12.09		12.76		12.09		12.76
Leverage ratio	7.12		7.02		7.12		7.02

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring non-interest income.

Note: All per share data has been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend effective July 8, 2004.

➢	Explanations for the main variances in the quarterly results as of September 30, 2004, compared with the same quarter last year follow:

•	higher net interest income, principally as a result of the growth in average earning assets, mainly loans, partially offset by a reduction in the net interest margin.

•	lower provision for loan losses as a result of improved credit quality trends. Lower net charge-offs, a change in the composition of non-performing assets and a continued shift in the loan portfolio mix to include a greater proportion of real estate secured loans, contributed to the lowering of the provision for loan losses for the third quarter of 2004, compared with the same period in 2003.

•	lower non-interest income mainly due to the gain on the sale of investment securities during the quarter ended September 30, 2003 which were not realized during the third quarter of 2004, partially offset by higher other operating income and trading profits.

•	Higher operating expenses, principally in the categories of personnel costs, professional fees, business promotion, net occupancy and equipment expenses partly compensated by lower other operating expenses.

➢	Total loans at September 30, 2004 reflected a growth of 27% from September 30, 2003 and 22% from December 31, 2003. The increase in loans was driven primarily by good results in mortgage, commercial and consumer lending, and by the acquisition of Quaker City which contributed approximately $1.6 billion in loans at September 30, 2004, mainly commercial and mortgage loans.

➢	Deposits increased by 16% from September 30, 2003, mostly reflected in savings and time deposits. The Quaker City acquisition contributed approximately $1.2 billion in deposits at September 30, 2004.

➢	The increase in borrowings was mainly used to fund loan growth and the Quaker City acquisition. During the third quarter of 2004, the Corporation sold in a public offering approximately $637 million in asset-backed securities supported by mortgage loans, through Equity One ABS, Inc. Also, during this quarter, the Corporation sold $400 million in fixed-rate five-year medium-term notes to repay outstanding short-term borrowings and partially fund the acquisition of Quaker City.

➢	The increase in stockholders’ equity was principally due to earnings since September 30, 2003. Although not having an impact on total stockholders’ equity, a total of $839 million were transferred from retained earnings to common stock as a result of a two-for-one common stock split during the quarter ended June 30, 2004.

➢	The Corporation’s market capitalization at September 30, 2004 was $7.0 billion, compared with $5.3 billion at September 30, 2003.

➢	On August 17, 2004, Popular, Inc. and Kislak Financial Corporation announced that they reached a definitive agreement where Popular, Inc. will acquire the operations of Kislak National Bank, a Miami, Florida-based commercial bank. The acquisition is expected to close during the first quarter of 2005. Kislak operates eight full services bank facilities in the metropolitan Miami-Dade, Broward and Palm Beach counties and had approximately $1.0 billion in total assets as of June 30, 2004. Kislak National Bank is one of the nation’s leading lenders to homeowner’s associations.

➢	Subsequent to the end of the third quarter of 2004, a public offering of approximately $705 million in asset-backed securities supported by mortgage loans was completed through Popular ABS, Inc., which prospectively will be the name used by Popular, Inc. for sales of asset-backed securities supported by mortgage loans held by Equity One. Also, as an additional funding source for the acquisition of Quaker City, the Corporation issued junior subordinated debentures as part of an offering of $250 million of trust preferred securities. The trust preferred securities qualify as Tier 1 risk-based capital.

➢	On October 22, 2004, President George W. Bush signed into law the American Jobs Creation Act of 2004, which lowers the withholding tax rate imposed on distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%. As described in the Management’s Discussion and Analysis included in the Corporation’s 2003 Annual Report, under the section of “Critical Accounting Policies,” particularly income taxes, the Corporation’s foreign subsidiaries have never remitted retained earnings since these are necessary to carry out the Corporation’s expansion plans in the respective markets of those subsidiaries, thus are considered permanently invested. Accordingly, the new law which lowers the withholding tax rate to 10% is not expected to have an impact in the Corporation’s earnings in the foreseeable future.

➢	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.

CRITICAL ACCOUNTING POLICIES

The accounting policies followed by the Corporation and its subsidiaries, and the methods of applying these policies, conform with generally accepted accounting principles in the United States and to general practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates and assumptions are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2003 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2003 Annual Report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since year-end 2003, except as described in the next paragraph. The summary of the Corporation’s critical accounting policies referred to above states that closed-end consumer loans are charged-off when payments are delinquent 120 days. In the case of the Corporation’s non-bank consumer and mortgage lending subsidiaries, however, closed-end consumer loans are charged-off when payments are 180 days delinquent.

Effective for the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status when payments of principal or interest are delinquent 90 days rather than 60 days, its prior practice. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, non-performing assets would have been $40 million higher than reported in this Form 10-Q for the quarter ended September 30, 2004. Refer to the Credit Risk Management and Loan Quality section for a more detailed analysis of the impact of the change in the non-accruing policy for commercial and construction loans.

NET INTEREST INCOME

Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2004, respectively, as compared with the same periods in 2003, segregated by major categories of earning assets and interest bearing liabilities. Some of the assets, mostly investments in obligations of the U.S. Government and Agencies and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt for income tax purposes, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).

As shown in Table B, the increase in net interest income on a taxable equivalent basis was mainly due to a considerable growth in average earning assets, mainly loans, partially offset by a decrease in the net interest margin.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended September 30, 2004

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2004	2003	Variance	2004	2003	Variance		2004	2003	Variance	Rate	Volume
($ in millions)							(In thousands)
$845	$790	$55	3.07%	3.07%	—	Money market investments	$6,512	$6,119	$393	$191	$202
11,576	10,899	677	4.46	4.85	(0.39%)	Investment securities	128,983	132,205	(3,222)	(15,710)	12,488
378	682	(304)	6.42	5.87	0.55	Trading	6,092	10,084	(3,992)	845	(4,837)

12,799	12,371	428	4.42	4.79	(0.37)		141,587	148,408	(6,821)	(14,674)	7,853

						Loans:
9,519	8,296	1,223	5.94	5.95	(0.01)	Commercial	142,020	124,428	17,592	(666)	18,258
1,153	1,039	114	8.39	9.51	(1.12)	Leasing	24,194	24,716	(522)	(3,066)	2,544
11,276	8,577	2,699	6.55	7.03	(0.48)	Mortgage	184,626	150,759	33,867	(10,911)	44,778
3,804	3,202	602	10.32	11.46	(1.14)	Consumer	98,452	92,149	6,303	(8,016)	14,319

25,752	21,114	4,638	6.96	7.40	(0.44)		449,292	392,052	57,240	(22,659)	79,899

$38,551	$33,485	$5,066	6.12%	6.44%	(0.32%)	Total earning assets	$590,879	$540,460	$50,419	($37,333)	$87,752

						Interest bearing deposits:
$3,071	$2,538	$533	1.20%	1.23%	(0.03%)	NOW and money market	$9,290	$7,876	$1,414	($322)	$1,736
5,396	5,185	211	1.07	1.22	(0.15)	Savings	14,491	15,901	(1,410)	(2,115)	705
7,179	6,536	643	3.31	3.59	(0.28)	Time deposits	59,686	59,088	598	(4,731)	5,329

15,646	14,259	1,387	2.12	2.31	(0.19)		83,467	82,865	602	(7,168)	7,770

9,343	8,841	502	1.91	1.62	0.29	Short-term borrowings	44,830	36,201	8,629	7,354	1,275
8,292	5,595	2,697	4.19	4.33	(0.14)	Medium and long-term debt	87,278	61,034	26,244	(3,664)	29,908

33,281	28,695	4,586	2.58	2.49	0.09	Total interest bearing liabilities	215,575	180,100	35,475	(3,478)	38,953
3,942	3,565	377				Demand deposits
1,328	1,225	103				Other sources of funds

$38,551	$33,485	$5,066	2.23%	2.13%	0.10%

			3.89%	4.31%	(0.42%)	Net interest margin and

						Net interest income on a taxable equivalent basis	375,304	360,360	14,944	($33,855)	$48,799

			3.54%	3.95%	(0.41%)	Net interest spread

						Taxable equivalent adjustment	27,112	31,061	(3,949)

						Net interest income	$348,192	$329,299	$18,893

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in average earning assets for the quarter ended September 30, 2004, compared with the third quarter of 2003, was principally due to the 22% increase in the average loan portfolio, mainly mortgage loans. The Corporation continues diversifying its asset base. All loan categories increased in average for the quarter ended September 30, 2004, compared with the same quarter in 2003. Mortgage loans contributed with 58% of the total increase in average loans, while commercial and consumer loans contributed with 26% and 13%, respectively. Contributing to the increase in average earning assets were also investment securities, mainly in the form of mortgage-backed securities and obligations of the U.S. Government and Agencies. The increase in the volume of earning assets was funded through a combination of borrowings, interest bearing deposits, and non-interest bearing sources of funds, including demand deposits and other funds. The most significant increase was in long-term debt, which is debt with an original maturity of more than one year, principally due to the issuance of asset-backed securities supported by residential mortgage loans and to the issuance of fixed-rate five-year notes and junior subordinated debentures. The average balance of interest-bearing deposits also rose in part due to successful marketing campaigns and sales efforts directed to money market accounts and certificates of deposit, principally in the U.S. mainland.

The decrease in the net interest margin and net interest spread for the quarter ended September 30, 2004, compared with the same quarter in the previous year, is partly attributed to the reduction in the yield on investment securities due to the maturities of higher rate securities replaced by lower-yielding securities, and prepayments of higher rate mortgage related products along with higher levels of premium amortization. The decline in the net interest margin was also due to the composition of the loan portfolio, which includes a higher proportion of mortgage loans that represent lower yielding assets. Other contributors to the decline in the net interest margin included lower rates targeted at consumer loans as a result of promotional campaigns and the purchase of certain home equity loans, which had a lower average yield than that of most of the Corporation’s remaining consumer loan portfolio.

The average cost of interest-bearing liabilities for the quarter ended September 30, 2004 increased compared with the same quarter of 2003, principally impacted by the repricing of short-term financing, mainly federal funds purchased and securities sold under agreements to repurchase, in a rising rate scenario. In June 2004, the Federal Reserve (FED) raised the federal funds interest rate by 25 basis points, the first time in four years. Similar increases followed in August and September 2004. The increase in the cost of short-term funds was partly compensated by certain initiatives taken in 2003 to reduce the cost of certain interest-bearing liabilities, including revisions made to interest rates on interest-bearing deposits. Also, as part of its asset / liability management strategies, the Corporation evaluated its financing sources to support earning assets growth with long-term funding. This long-term funding, although at a higher cost than short-term financing, benefited from the still historically low interest rates.

The decrease in the taxable equivalent adjustment for the quarter ended September 30, 2004, compared with the same quarter in the previous year, was mostly related to lower tax-exempt interest income, partially offset by a decrease in the interest expense disallowance.

As shown in Table C, for the nine-month period ended September 30, 2004, net interest income, on a taxable equivalent basis, increased by 5%, compared with the same period of 2003. This improvement was also the result of higher average volume of earning assets, partially offset by the impact of a lower net interest margin.

Average earning assets for the nine-month period ended September 30, 2004 increased by 13%, compared with the same period of 2003, primarily associated with higher average volume of loans, mainly mortgage and commercial loans. The increase was principally funded through long-term debt and interest bearing deposits.

The compression in the net interest margin for the nine months ended September 30, 2004 shown in Table C was also attributed to the factors previously described in the quarterly results, and the unfavorable impact of adjustable and floating rate commercial loans in the portfolio. Also, the nine-month period ended September 30, 2003 was impacted by higher losses related to derivative transactions. Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” the Corporation included as part of interest expense, $0.1 million and $7.8 million in derivative losses, for the nine months ended September 30, 2004 and 2003, respectively. The derivative losses for 2003 related mostly to the interest-rate swaps with notional value of $500 million which were cancelled by the Corporation during the second quarter of 2003.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Nine months ended September 30, 2004

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2004	2003	Variance	2004	2003	Variance		2004	2003	Variance	Rate	Volume
($ in millions)							(In thousands)
$830	$859	($29)	3.00%	3.10%	(0.10%)	Money market investments	$18,674	$19,936	($1,262)	($444)	($818)
11,051	10,676	375	4.53	5.07	(0.54)	Investment securities	375,016	406,005	(30,989)	(55,378)	24,389
522	632	(110)	5.67	5.95	(0.28)	Trading	22,166	28,116	(5,950)	(1,243)	(4,707)

12,403	12,167	236	4.47	4.98	(0.51)		415,856	454,057	(38,201)	(57,065)	18,864

						Loans:
8,957	8,141	816	5.77	6.10	(0.33)	Commercial	386,746	371,454	15,292	(20,654)	35,946
1,117	943	174	8.74	10.14	(1.40)	Leasing	73,221	71,712	1,509	(10,666)	12,175
10,613	8,018	2,595	6.75	7.34	(0.59)	Mortgage	537,554	441,594	95,960	(37,737)	133,697
3,536	3,162	374	10.74	11.63	(0.89)	Consumer	284,531	275,472	9,059	(16,873)	25,932

24,223	20,264	3,959	7.06	7.64	(0.58)		1,282,052	1,160,232	121,820	(85,930)	207,750

$36,626	$32,431	$4,195	6.18%	6.64%	(0.46%)	Total earning assets	$1,697,908	$1,614,289	$83,619	($142,995)	$226,614

						Interest bearing deposits:
$2,836	$2,539	$297	1.12%	1.42%	(0.30%)	NOW and money market	$23,873	$26,946	($3,073)	($6,009)	$2,936
5,358	5,170	188	1.05	1.39	(0.34)	Savings	42,067	53,569	(11,502)	(13,542)	2,040
6,928	6,562	366	3.37	3.71	(0.34)	Time deposits	174,912	182,163	(7,251)	(16,988)	9,737

15,122	14,271	851	2.13	2.46	(0.33)		240,852	262,678	(21,826)	(36,539)	14,713

8,653	8,451	202	1.74	1.82	(0.08)	Short-term borrowings	112,440	114,794	(2,354)	388	(2,742)
7,695	5,096	2,599	4.20	4.95	(0.75)	Medium and long-term debt	241,878	188,768	53,110	(36,262)	89,372

31,470	27,818	3,652	2.53	2.72	(0.19)	Total interest bearing liabilities	595,170	566,240	28,930	(72,413)	101,343
3,839	3,454	385				Demand deposits
1,317	1,159	158				Other sources of funds

$36,626	$32,431	$4,195	2.17%	2.33%	(0.16%)

			4.01%	4.31%	(0.30%)	Net interest margin and

						Net interest income on a taxable equivalent basis	1,102,738	1,048,049	54,689	($70,582)	$125,271

			3.65%	3.92%	(0.27%)	Net interest spread

						Taxable equivalent adjustment	83,129	89,949	(6,820)

						Net interest income	$1,019,609	$958,100	$61,509

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

PROVISION FOR LOAN LOSSES

The Corporation’s provision for loan losses for the quarter ended September 30, 2004 declined $2.1 million, or 4%, compared with the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, the provision for loan losses decreased $13.6 million, or 9%, compared with the same period in the previous year. The decline in the provision is mainly attributed to a change in the mix of non-performing assets and to lower net charge-offs as a result of growth into secured lending areas such as residential mortgage loans and commercial loans secured by real estate. Refer to the Credit Risk Management and Loan Quality section, including Tables G, H and I, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

NON-INTEREST INCOME

The Corporation’s non-interest income totaled $144.6 million for the third quarter of 2004, compared with $171.6 million for the third quarter of 2003. Non-interest income for the third quarter of 2003 included $39.1 million in gain on sale of securities, mainly marketable equity securities. No such gains were realized during the third quarter of 2004. Partially offsetting this decrease were higher other operating income and trading profits in 2004, compared with trading losses in the prior year. Other service fees and service charges on deposit accounts for the quarter ended September 30, 2004 reflected small variances compared with the same period in 2003.

Refer to Table D for a breakdown of other service fees by major categories. The increase in debit and credit card fees and discounts was driven mostly by higher transactional volume, while the rise in insurance fees was partly attributed to business initiatives and expanded services which intend to capitalize on the Corporation’s broad delivery channels and client base. These increases were partially offset by lower check cashing fees due to the sale of Popular Cash Express’ mobile units in 2003 and various stores during 2004, and lower other fees, including fees for services provided to mortgage brokers and other loan fees being accounted since 2004 in the interest and fees category.

The quarter ended September 30, 2004 included trading gains of $0.8 million, compared with trading losses of $4.6 million in the same quarter in the previous year. Results for the quarter ended September 30, 2003 were negatively impacted by trading account losses related to mortgage-backed securities, whose market value was negatively impacted by sudden changes in long-term interest rates experienced in that quarter.

Other operating income increased by $6.1 million, or 46%, in the third quarter of 2004, compared with the same period of 2003, mostly associated with higher dividends derived from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc. and lower write-downs on interest-only strips related with declines in their fair value considered other than temporary, partially offset by a decrease in placement and underwriting fees derived by the Corporation’s broker / dealer subsidiary.

TABLE D

Other Service Fees

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Other service fees:
Credit card fees and discounts	$17,011	$15,289	$1,722	$51,656	$45,507	$6,149
Debit card fees	12,365	11,445	920	38,020	34,343	3,677
Insurance fees	10,705	8,282	2,423	28,589	22,059	6,530
Processing fees	9,550	9,173	377	30,521	28,758	1,763
Other fees	7,852	12,301	(4,449)	23,273	36,525	(13,252)
Sale and administration of investment products	5,204	5,704	(500)	17,613	15,945	1,668
Check cashing fees	4,636	5,778	(1,142)	16,770	18,811	(2,041)
Trust fees	2,268	2,077	191	6,816	5,958	858
Mortgage servicing fees, net of amortization	1,472	1,659	(187)	5,218	4,793	425

Total other service fees	$71,063	$71,708	($645)	$218,476	$212,699	$5,777

For the nine-month period ended September 30, 2004, non-interest income decreased $35.2 million, or 7%, compared with the nine-month period ended September 30, 2003. The decrease in non-interest income is mostly associated with lower gains on the sale of investment securities by $57.0 million, or 81%, mainly marketable equity securities. Also, there were lower gains on the sale of loans by $10.0 million, or 25%, mainly due to lower sales volume. These decreases were partially offset by higher service charges on deposit accounts by $2.4 million, or 2%, mostly attributed to higher commercial account analysis fees. Trading losses decreased $9.0 million, or 92%, mainly due to the factor described above for the quarterly results. Other operating income increased $14.5 million, or 29%, mainly due to capital gains of $10.9 million in the second quarter of 2004 derived from the sale of a real estate property in Puerto

Rico and lower write-downs of interest only strips, partially offset by lower management fees and dividends received from the Corporation’s ownership participation in Telecomunicaciones de Puerto Rico, Inc. Also, as shown in Table D, there were higher other service fees, mostly impacted by the same factors described for the quarterly results.

OPERATING EXPENSES

Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.

For the third quarter of 2004, the Corporation’s operating expenses increased 4% compared with the same period in the previous year. Personnel costs was the major contributor to this rise in operating expenses, increasing $10.4 million, or 8%. Such increase was primarily attributable to increases in headcount, normal merit increases and related employee benefits, higher incentives, performance bonuses, and other compensation, among other factors. Full-time equivalent employees were 12,002 at September 30, 2004, an increase of 609 employees from September 30, 2003, including employees assumed in connection with the Quaker City acquisition. Other categories that reflected increases were net occupancy and equipment expenses resulting from continuing investments in systems technology and costs to support business initiatives and expansion. Also, professional fees rose in part due to higher computer service fees associated with system applications, consulting fees for business initiatives and collection expenses. Business promotions also increased mainly in the U.S. banking operations, in part due to sales efforts directed to deposit gathering campaigns. Offsetting these increases was a decline in other operating expenses mostly associated with the prepayment penalty incurred in the third quarter of 2003 on the early cancellation of certain long-term borrowings.

For the nine-month period ended September 30, 2004, operating expenses increased $39.1 million, or 5%, compared with the same period in 2003. Categories with the major variances included personnel costs, professional fees, net occupancy, equipment and business promotion, partially offset by lower other operating expenses. Most of the variances were associated with the same factors previously described for the quarterly results. Personnel costs for the nine months ended September 30, 2004 included $2.4 million in early-retirement window costs and net curtailment gains recorded in the first quarter, which were associated with the realignment of the Corporation’s processing and technology operations. This realignment resulted in certain plan amendments and the transfer of employees from BPPR to EVERTEC. Results for the nine-month period ended September 30, 2003 in the category of other operating expenses included higher sundry losses by approximately $15 million when compared with the same period of 2004, mostly related to the losses that resulted in 2003 from unauthorized credit card transactions conducted on credit cards issued by BPPR. The favorable variance in other operating expenses attributed to the prepayment penalty and the credit card losses incurred in 2003 that were previously mentioned were partially offset by higher other real estate expenses and insurance costs incurred in 2004.

INCOME TAX

The reduction in income tax expense for the quarter ended September 30, 2004, compared with the same quarter in 2003 was primarily due to lower pretax earnings for the current period, partially offset by a decrease in tax-exempt interest income net of the disallowance of expenses attributed to such tax-exempt income and lower income subject to a preferential tax rate. The effective tax rate for the quarter ended September 30, 2004 was 22.18%, compared with 20.50% in the same quarter of the previous year.

The increase in income tax expense for the nine-month period ended September 30, 2004, compared with the same period in 2003, was primarily due to a reduction in income subject to a lower preferential tax rate and a decrease in tax-exempt interest income net of the disallowance of expenses attributed to such tax-exempt income for the current period, partially offset by lower pretax earnings. The effective tax rate for the first nine months of 2004 was 22.46%, compared with 21.62% for the same period in 2003.

BALANCE SHEET COMMENTS

Refer to the unaudited consolidated financial statements included in this Form 10-Q for the Corporation’s consolidated statements of condition as of September 30, 2004, December 31, 2003 and September 30, 2003. Total assets at September 30, 2004 increased $6.4 billion, or 18%, compared with December 31, 2003, and $7.1 billion, or

20%, compared with September 30, 2003. Earning assets totaled $40.3 billion at September 30, 2004, compared with $34.5 billion at December 31, 2003 and $33.7 billion at September 30, 2003. As previously mentioned, the acquisition of Quaker City contributed with approximately $2.1 billion in assets at acquisition date.

Investment and trading securities reached $12.0 billion at September 30, 2004, compared with $11.1 billion at December 31, 2003 and $11.2 billion at September 30, 2003. Notes 3 and 4 to the consolidated financial statements presents the breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios.

Refer to Table E for a breakdown of the Corporation’s loan portfolio at September 30, 2004, December 31, 2003 and at September 30, 2003. The Quaker City branches contributed approximately $1.6 billion in loans at September 30, 2004, mainly commercial and mortgage loans. Mortgage loans accounted for 46% of the rise in the loan portfolio from December 31, 2003 and 49% from September 30, 2003. The mortgage loan portfolio grew 23% from the end of 2003 and 31% from September 30, 2003, with increases in both Puerto Rico and the U.S. mainland operations. As further described below, the manner in which Equity One’s securitization transactions have been structured in recent years has contributed to the growth in the Corporation’s mortgage loan portfolio. Commercial and construction loans increased 22% compared with December 31, 2003 and 26% from the end of the third quarter in 2003. The increase since December 31, 2003 was mostly associated with the acquisition of Quaker City’s commercial portfolio, mainly real estate secured loans, strengthened sales efforts and business initiatives. Consumer loans increased 21% as compared with December 31, 2003 and 23% as compared with September 30, 2003, partly as a result of favorable customer response to aggressive marketing efforts, targeted mostly to auto loans and personal loans, Quaker City’s portfolio and other acquisitions of home equity loans in the U.S. mainland during 2004.

TABLE E

Loans Ending Balances

			Change		Change
	September 30,	December 31,	September 30, 2004 vs.	September 30,	September 30, 2004 vs.
(In thousands)	2004	2003	December 31, 2003	2003	September 30, 2003
Commercial, industrial and agricultural *	$10,020,953	$8,235,683	$1,785,270	$8,029,875	$1,991,078
Construction	421,059	335,482	85,577	281,976	139,083
Lease financing	1,152,749	1,053,821	98,928	1,031,551	121,198
Mortgage *	11,970,585	9,708,536	2,262,049	9,149,373	2,821,212
Consumer	3,951,952	3,268,670	683,282	3,214,980	736,972

Total	$27,517,298	$22,602,192	$4,915,106	$21,707,755	$5,809,543

* Includes loans held-for-sale

Other assets increased $177 million from December 31, 2003 to September 30, 2004. This increase was mostly attributed to securitization advances and other related assets, assets associated with the bank-owned life insurance program, trade date receivables and increased participation in investments accounted under the equity method. Goodwill and other intangible assets increased $219 million from December 31, 2003 to September 30, 2004, mainly due to the acquisition of Quaker City. The increases in other assets, goodwill and other intangibles from September 30, 2003 to the same date in 2004 were mostly related to similar factors described above.

Total deposits increased $2.4 billion, or 13%, from December 31, 2003 to September 30, 2004, mostly associated with time deposits which rose by $1.2 billion, or 19%, and savings deposits that rose $821 million, or 10%. Demand deposits rose $350 million, or 9%, from December 31, 2003, mainly in commercial accounts. Quaker City contributed approximately $1.2 billion in total deposits at September 30, 2004. Also, the increases were partly due to deposit campaigns by the Corporation’s banking subsidiary in the United States. When compared with September 30, 2003, total deposits rose $2.8 billion, or 16%. This increase was mainly in time and savings deposits, which increased by $1.2 billion, or 19%, and $1.1 billion, or 14%, respectively.

Borrowed funds, including subordinated notes and capital securities, increased $3.8 billion, or 25%, since December 31, 2003, and $3.9 billion, or 26%, since September 30, 2003. The increase in borrowed funds was mainly in the form of secured borrowings collateralized by residential mortgage loans, federal funds purchased, assets sold under agreements to repurchase and medium-term notes. Since September 30, 2003, Equity One has issued approximately

$3.2 billion of asset-backed securities. These transactions have been accounted for by the Corporation as secured borrowings since they did not qualify as sales under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”

The Corporation’s present business and financing strategy with respect to Equity One, the Corporation’s mortgage and consumer lending subsidiary in the U.S. mainland, has been to securitize almost all of its mortgage loan production in transactions structured as secured financing transactions, as such the loans remain in the Corporation’s statement of condition and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Corporation records interest income on the loans and interest expense on the borrowings issued in the securitization, and does not recognize a gain or loss upon completion of the securitization since the transactions do not meet the requirements for sale accounting under the provisions of SFAS No. 140. This has been the practice followed by Equity One since 2001; as such this has been the principal contributor to the Corporation’s growth in mortgage loans in recent years. Prior to 2000, the securitization transactions were structured as sales. Equity One’s loan production derives mostly from loan originations directly performed through its retail branch network and from loans purchased from correspondent lenders.

Equity One finances loans initially under one of several different secured and committed warehouse financing facilities. When the loans are later securitized, proceeds are received from the borrowings issued by the securitization trust, and those proceeds are used, among other uses, to pay off the related warehousing financing. The asset-backed securities issued by the securitization trust receive interest out of the interest collected on the securitized loans and generally pay down as the securitized loans pay off. From time to time the Corporation may choose to structure such securitization to achieve sale accounting treatment if market conditions present an opportunity to achieve a better return through such sales. The Corporation’s intent to continue accessing the asset-backed securitization market, through sale or financing transactions, to provide long-term financing for Equity One’s mortgage loans will be subject to market conditions, general demand for securities backed by non-conforming mortgages, and risk management strategies. At September 30, 2004, securitization financing in the Corporation’s statement of condition was $4.6 billion.

At September 30, 2004, the Corporation’s stockholders’ equity was $3.0 billion, compared with $2.8 billion at December 31, 2003 and September 30, 2003. The consolidated statements of changes in stockholders’ equity included in the unaudited consolidated financial statements of this Form 10-Q present further information on the composition and changes in the Corporation’s equity position. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income. Those disclosures include the Corporation’s unrealized gain (loss) position, net of tax, on securities available-for-sale at the end of the different reporting periods.

The Corporation continues to exceed the well-capitalized guidelines under applicable federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of September 30, 2004 and 2003, and December 31, 2003 are presented on Table F. Also, at September 30, 2004, December 31, 2003 and September 30, 2003, BPPR, BPNA and BP, N.A. were all well-capitalized.

As shown in Table F, all capital ratios at September 30, 2004 reflected declines from December 31, 2003. These reductions were associated with the assets acquired and the goodwill and other intangible assets recorded as a result of the Quaker City acquisition. Subsequent to quarter end, the Corporation completed a public offering of $250 million of trust preferred securities through Popular North America Capital Trust I (the “Trust”). The transaction was completed on September 16, 2004, but since the “Trust” has a fiscal year ending on November 30th, the related transactions will not be reflected in the Corporation’s consolidated financial statements until the fourth quarter of 2004. In addition, the Corporation invested approximately $8 million in common securities of the Trust. The Trust used the proceeds of the offering and the Corporation’s investment to purchase from the Corporation approximately $258 million of its junior subordinated debentures with payment terms that mirror the distribution terms of the trust preferred securities. The trust preferred securities, subject to certain limitations and guidance by the Federal Reserve Board, count as Tier 1 regulatory capital.

The shares of Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ) under the symbols BPOP and BPOPO, respectively. Table A presents limited data on the Corporation’s common stock for the quarters and nine-month periods ended September 30, 2003 and 2004.

TABLE F

Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Risk-based capital
Tier I capital	$2,860,783	$2,834,599	$2,460,858
Supplementary (Tier II) capital	395,474	341,840	356,980

Total capital	$3,256,257	$3,176,439	$2,817,838

Risk-weighted assets
Balance sheet items	$25,467,134	$21,384,288	$20,703,540
Off-balance sheet items	1,458,589	1,411,402	1,385,184

Total risk-weighted assets	$26,925,723	$22,795,690	$22,088,724

Average assets	$40,206,377	$35,444,739	$35,044,842

Ratios:
Tier I capital (minimum required - 4.00%)	10.62%	12.43%	11.14%
Total capital (minimum required - 8.00%)	12.09%	13.93%	12.76%
Leverage ratio *	7.12%	8.00%	7.02%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

NON-PERFORMING ASSETS

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure.

A summary of non-performing assets by loan categories and related ratios is presented in Table G.

TABLE G

Non-Performing Assets

			Change		Change
			September 30, 2004		September 30, 2004
	September 30,	December 31,	vs.	September 30,	vs.
(Dollars in thousands)	2004	2003	December 31, 2003	2003	September 30, 2003
Commercial, construction, industrial and agricultural	$133,612	$168,266	($34,654)	$213,386	($79,774)
Lease financing	6,377	7,494	(1,117)	6,908	(531)
Mortgage	386,520	344,916	41,604	318,317	68,203
Consumer	37,762	36,350	1,412	35,489	2,273

Total non-performing loans	564,271	557,026	7,245	574,100	(9,829)
Other real estate	58,814	53,898	4,916	54,201	4,613

Total non-performing assets	$623,085	$610,924	$12,161	$628,301	($5,216)

Accruing loans past-due 90 days or more	$26,047	$26,364	($317)	$26,692	($645)

Non-performing assets to total loans	2.26%	2.70%		2.89%
Non-performing assets to total assets	1.45	1.68		1.76

Commencing in the quarter ended March 31, 2004, the Corporation adopted the standard industry practice of placing commercial and construction loans on non-accrual status if payments of principal or interest are delinquent 90 days rather than 60 days, its previous practice. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days or more, non-performing assets would have amounted to $663 million at September 30, 2004, or 2.41% of total loans and 1.55% of total assets. The allowance as a percentage of non-performing loans would have amounted to 73.82%.

Non-performing mortgage loans represented 62% of total non-performing assets and 3% of total mortgage loans at September 30, 2004, compared with 51% of total non-performing assets and 3% of total mortgage loans at September 30, 2003. As of December 31, 2003, non-performing mortgage loans represented 56% of total non-performing assets and 4% of total mortgage loans. This increase in non-performing mortgage loans was mostly reflected in Equity One. Results for the third quarter of 2004 showed improved credit quality trends at this subsidiary. Non-performing mortgage loans at this subsidiary represented 3.82% of its total mortgage loans at September 30, 2004, down from 3.98% of its total mortgage loans at September 30, 2003, and 4.07% at December 31, 2003. This decrease at Equity One was related in part to more dynamic foreclosure procedures and improved credit quality supported in part by improved credit scoring. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in Puerto Rico and the U.S. mainland. Mortgage loans net charge-offs for the Corporation as a percentage of the average mortgage loan portfolio was 0.30% for the third quarter of 2004, compared with 0.47% for the third quarter 2003.

Non-performing consumer loans were 0.96% of consumer loans at September 30, 2004, compared with 1.10% at September 30, 2003 and 1.11% at December 31, 2003. The decline in the non-performing consumer loans to consumer loans ratio reflects a better credit quality mix, coupled with improved delinquency levels and a growing portfolio with more rigorous underwriting procedures.

Non-performing commercial and construction loans represented 1.28% of that loan portfolio at September 30, 2004, compared with 2.57% at September 30, 2003, and 1.96% at December 31, 2003. Had the Corporation continued reporting commercial and construction loans in non-performing status when delinquent 60 days, the Corporation’s non-performing commercial and construction loans at September 30, 2004 would have been $173 million or 1.66% of that loan portfolio. The decrease in non-performing commercial and construction loans since September 30, 2003 was mostly due to the change in the Corporation’s policy for non-accrual commercial and construction loans and intensified credit management efforts. When compared with December 31, 2003, the increase in non-performing assets was in part due to growth in the portfolio, partially offset by the impact of the change in the 60 days policy.

Non-performing financing leases represented 0.55% of the lease financing portfolio at September 30, 2004, compared with 0.67% at September 30, 2003, and 0.71% at December 31, 2003. The decline in non-performing leases was principally in the Corporation’s leasing portfolio in Puerto Rico due to lower delinquency levels, partially offset by higher non-performing leases in the Corporation’s U.S. operations in part due to higher delinquency levels in the small ticket equipment leasing segment of the portfolio which has required increased collection and litigation activity on leases related to one vendor who filed bankruptcy during the third quarter. Non-performing leases related to this vendor at September 30, 2004 amounted to $3.3 million out of a total portfolio of $22 million. Non-performing loans within this portfolio may increase due to the present litigation.

Other real estate assets, which are recorded at the lower of cost or fair value less estimated costs to sell, increased from the end of 2003 to September 30, 2004, mostly attributed to the growth in the non-performing mortgage loan portfolio, coupled with strengthened and more dynamic foreclosure procedures.

Assuming the standard industry practice of placing commercial loans on non-accrual status when payments of principal and interest are past due 90 days or more and excluding the closed-end consumer loans from non-accruing, at September 30, 2003 and December 31, 2003, adjusted non-performing assets would have been $551 million or 2.54% of loans and $547 million or 2.42% of loans, respectively. The allowance to non-performing loans ratio would have been 80.17% and 82.91% at September 30, 2003 and December 31, 2003, respectively. Excluding the closed-end consumer loans from non-accruing at September 30, 2004, adjusted non-performing assets would have been $585 million or 2.13% of loans and the allowance to non-performing loans ratio would have been 84.68%. Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off.

In addition to the non-performing loans discussed earlier, there were $31 million of loans at September 30, 2004, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2003 and September 30, 2003, these potential problem loans approximated $34 million and $38 million, respectively.

ALLOWANCE FOR LOAN LOSSES

The methodology used to establish the allowance for loan losses is based on SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5 “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss will be incurred and the amount can be reasonably estimated. As of September 30, 2004, there have been no significant changes in evaluation methods or assumptions from December 31, 2003 that have an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.

The reduction in the ratio of allowance for loan losses to loans continued to reflect improvement in credit quality trends and a shift in the loan portfolio mix to include a greater proportion of real estate secured loans. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.

The Corporation considers a loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. For more information regarding the Corporation’s allowance for loan losses methodology refer to the Credit Risk and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2003 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at September 30, 2004, December 31, 2003 and September 30, 2003.

	September 30, 2004		December 31, 2003		September 30, 2003
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance
Impaired loans:
Valuation allowance required	$74.5	$30.7	$88.2	$44.0	$109.1	$46.4
No valuation allowance required	41.5	—	48.4	—	57.3	—

Total impaired loans	$116.0	$30.7	$136.6	$44.0	$166.4	$46.4

Average impaired loans during the third quarter of 2004 and 2003 were $120 million and $170 million, respectively. The Corporation recognized interest income on impaired loans of $0.5 million and $1.0 million for the quarters ended September 30, 2004 and September 30, 2003, respectively.

Table H summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine-month periods ended September 30, 2004 and 2003.

TABLE H
Allowance for Loan Losses and Selected Loan Losses Statistics

	Quarter ended September 30,					Nine months ended September 30,
(Dollars in thousands)	2004		2003		Change	2004		2003		Change
Balance at beginning of period	$425,949		$397,503		$28,446	$408,542		$372,797		$35,745
Allowance purchased	15,764		1,897		13,867	22,741		5,587		17,154
Provision for loan losses	46,614		48,668		(2,054)	132,641		146,202		(13,561)

	488,327		448,068		40,259	563,924		524,586		39,338

Losses charged to the allowance:
Commercial	16,149		24,472		(8,323)	47,811		57,079		(9,268)
Construction	994		—		994	994		135		859
Lease financing	5,992		5,072		920	15,901		17,717		(1,816)
Mortgage	8,544		10,139		(1,595)	23,367		22,522		845
Consumer	25,206		24,640		566	75,981		72,016		3,965

	56,885		64,323		(7,438)	164,054		169,469		(5,415)

Recoveries:
Commercial	5,152		5,425		(273)	15,343		14,553		790
Construction	—		—		—	—		27		(27)
Lease financing	2,327		2,693		(366)	8,836		8,544		292
Mortgage	219		146		73	1,050		294		756
Consumer	6,705		6,569		136	20,746		20,043		703

	14,403		14,833		(430)	45,975		43,461		2,514

Net loans charged-off:
Commercial	10,997		19,047		(8,050)	32,468		42,526		(10,058)
Construction	994		—		994	994		108		886
Lease financing	3,665		2,379		1,286	7,065		9,173		(2,108)
Mortgage	8,325		9,993		(1,668)	22,317		22,228		89
Consumer	18,501		18,071		430	55,235		51,973		3,262

	42,482		49,490		(7,008)	118,079		126,008		(7,929)

Balance at end of period	$445,845		$398,578		$47,267	$445,845		$398,578		$47,267

Ratios:
Allowance for losses to loans	1.62%		1.84%			1.62%		1.84%
Allowance to non-performing assets	71.55		63.44			71.55		63.44
Allowance to non-performing loans	79.01		69.43			79.01		69.43
Non-performing assets to loans	2.26		2.89			2.26		2.89
Non-performing assets to total assets	1.45		1.76			1.45		1.76
Net charge-offs to average loans	0.66		0.94			0.65		0.83
Provision to net charge-offs	1.10	x	0.98	x		1.12	x	1.16	x
Net charge-offs earnings coverage *	4.59		4.32			5.07		4.86

* (Income before income tax and minority interest plus provision for loan losses) divided by net charge-offs.

Also, Table I presents annualized net charge-offs to average loans by loan category for the quarters and nine months ended September 30, 2004 and 2003.

TABLE I

Annualized Net Charge-offs to Average Loans

	Quarter ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Commercial, construction, industrial and agricultural	0.50%	0.92%	0.50%	0.70%
Lease financing	1.27	0.92	0.84	1.30
Mortgage	0.30	0.47	0.28	0.37
Consumer	1.95	2.26	2.08	2.19

	0.66%	0.94%	0.65%	0.83%

As can be seen in Table H, the decline in net charge-offs as compared with the third quarter of 2003 was mainly due to lower commercial net charge-offs, mostly due to a partial charge-off during the quarter ended September 30, 2003 of one large commercial relationship, the remaining outstanding balance of which was subsequently sold later that year. Also, the decrease was partly associated with better portfolio credit quality, coupled with collection efforts. The decrease in the net charge-offs to average loan ratio was also influenced by the continuing identification and monitoring of potential problem loans.

The decrease in mortgage loans net charge-offs was in part due to approximately $3.8 million in charge-offs recorded on the disposition of approximately $32 million in non-performing and other historically delinquent mortgage loans during the third quarter of 2003.

For the nine-months ended September 30, 2004, total net charge-offs declined influenced by lower commercial loans net charge-offs related to the factors described above, and lower lease financing net charge-offs primarily as a result of lower delinquencies and collection strategies. Although consumer loans net charge-offs showed an increase, they declined as a percentage of the average consumer loan portfolio.

OFF-BALANCE SHEET ACTIVITIES

The Corporation conducted asset securitizations that involved the transfer of mortgage loans to qualifying special purpose entities (QSPEs), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions, which were conducted prior to 2001, qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to the Corporation’s assets. At September 30, 2004, these trusts held approximately $108 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $101 million at the end of the third quarter of 2004. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. The servicing rights and interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of cost or market, and fair value, respectively.

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

Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Further, the computations do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what actually may occur in the future.

Based on the results of the sensitivity analyses as of September 30, 2004, the Corporation’s net interest income for the next twelve months, on a hypothetical 200 basis points rising rate scenario, is estimated to decrease by $3.7 million, and the change for the same period, utilizing a hypothetical 100 basis points declining rate scenario, is an estimated increase of $2.6 million. The 100 basis point downward interest rate scenario is used in place of a 200 basis points declining rate scenario due to the current low interest rate environment. Some short-term rates are below 2% at September 30, 2004. In the scenario of interest rates decreasing 100 basis points, rates were not permitted to fall below 0.1%, which is presumed to be highly unlikely. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at September 30, 2004. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation has not experienced a significant change in its involvement in derivative activities since December 31, 2003.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s particular foreign currency. At September 30, 2004, the Corporation had $35 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income. The Corporation had been monitoring the inflation levels in the Dominican Republic to evaluate whether it met the “highly inflationary economy” test prescribed by SFAS No. 52 “Foreign Currency Translation.” Such statement defines a highly inflationary economy as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended September 30, 2004 and June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the third quarter of 2004, approximately $0.2 million in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive income. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.

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

The Corporation has contingency plans for raising financing under stress scenarios, where important sources of funds that are usually fully available are temporarily not willing to lend to the Corporation. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes, committed credit lines, and loan facilities implemented with the Federal Reserve Bank of New York. The Corporation has a substantial amount of assets available for raising funds through non-traditional channels and is confident that it has adequate alternatives to rely on, under a scenario during which some primary funding sources are temporarily unavailable.

The Corporation’s liquidity position is closely monitored on an ongoing basis. Management believes that available sources of liquidity are adequate to meet the funding needs in the normal course of business.

The composition of the Corporation’s financing to total assets at September 30, 2004 and December 31, 2003 were as follows:

			% increase from	% of total assets
	September 30,	December 31,	December 31, 2003 to	September 30,	December 31,
	2004	2003	September 30, 2004	2004	2003
Non-interest bearing deposits	$4,077	$3,727	9.4%	9.5%	10.2%
Interest-bearing core deposits	12,633	11,117	13.6%	29.5%	30.5%
Other interest-bearing deposits	3,773	3,254	15.9%	8.8%	8.9%
Federal funds and repurchase agreements	7,306	5,779	26.4%	17.0%	15.9%
Other short-term borrowings	2,455	1,997	22.9%	5.7%	5.5%
Notes payable, subordinated notes and capital securities	8,900	7,117	25.1%	20.8%	19.5%
Others	701	690	1.6%	1.6%	1.9%
Stockholders’ equity	3,010	2,754	9.3%	7.0%	7.6%

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 82% of total deposits at September 30, 2004. Certificates of deposit with denominations of $100 thousand and over at September 30, 2004 represented 18% of total deposits. Their distribution by maturity was as follows:

(In thousands)
3 months or less	$1,437,265
3 to 6 months	522,745
6 to 12 months	575,398
Over 12 months	1,237,873

$3,773,281

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

The Corporation has a shelf registration with the Securities and Exchange Commission, which is intended to permit the Corporation to raise funds through sales of preferred stock, senior debt or other debt securities with a relatively short lead-time. At September 30, 2004, the Corporation had available approximately $2.1 billion under this shelf registration.

There have been no significant changes in the Corporation’s funding activities and strategy disclosed in the

Management Discussion and Analysis included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. Also, there have been no significant changes in the Corporation’s off-balance sheet arrangements and aggregate contractual obligations since the end of 2003. Refer to note 8 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at September 30, 2004.

Risks to Liquidity

The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by operating results and credit ratings (by nationally recognized credit rating agencies). Although a downgrade in the credit ratings of the Corporation may impact its ability to raise deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings.

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

The Corporation and BPPR’s debt ratings at September 30, 2004 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt
Fitch	F-1	A	F-1	A
Moody’s	P-2	A-3	P-1	A-2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying borrowings was $232 million at September 30, 2004.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related borrowings. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future. At September 30, 2004, the Corporation had outstanding $1.3 billion in obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine-month period ended on September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2004 under the 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	18,843	$23.28	18,843	9,981,157
September 1 - September 30	—	—	—	—

Total September 30, 2004	18,843	$23.28	18,843	9,981,157

Item 5. Other Events

On September 3, 2004, the Corporation filed a Form 8-K notifying the completion of the acquisition of Quaker City Bancorp on August 31, 2004. Although this Form 8-K was filed under Item 2.01 (Completion of Acquisition or Disposition of Assets), the acquisition did not involve a “significant amount of assets”, as that phrase is used in the instructions to Item 2.01 of Form 8-K. This acquisition should have been reported under Item 8.01 (Other Events) of Form 8-K. As a result, the requirements to file financial statements pursuant to Rule 3-05 of Regulation S-X or pro forma financial information pursuant to Article 11 of Regulation S-X are not applicable to the acquisition of Quaker City Bancorp.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Form of Compensation Agreement for Directors of Popular, Inc. and Banco Popular de Puerto Rico who have been elected chairman of a committee.

10.2	Form of Compensation Agreement for Directors of Popular, Inc. and Banco Popular de Puerto Rico who have not been elected chairman of a committee.

10.3	Compensation Agreement for Frederic V. Salerno as Director of Popular, Inc.

Exhibit No.	Exhibit Description
10.4	Compensation Agreement for William J. Teuber as Director of Popular, Inc.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: November 9, 2004	By:	/s/ Ileana González Quevedo

Ileana González Quevedo
Senior Vice President & Comptroller