Form 10-K
period 2004-12-31
POPULAR INC
filed 2005-03-16
CIK 763901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
6.125% Cumulative Monthly Income Trust Preferred Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Corporation was $5,692,191,000 based upon the reported closing price of $21.39 on the NASDAQ National Market System on that date.

As of February 28, 2005, there were 266,842,030 shares of the Corporation’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.

     (2) Portions of the Corporation’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders of the Corporation are incorporated herein by reference in response to Items 10 through 14 of Part III.

Forward-Looking Statements

     Certain statements in this report are “forward-looking” statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

     These forward-looking statements involve certain risks, uncertainties, estimates and assumptions by management. Various factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those contemplated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	possible legislative or regulatory changes; and

•	difficulties in combining the operations of acquired entities.

     Moreover, the outcome of legal proceedings, as discussed in “Part I, Item 3. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.

     All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and we assume no obligation to update or revise any such forward-looking statements.

		Page
PARTI

Item 1	Business	4
Item 2	Properties	16
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8	Financial Statements and Supplementary Data	20
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A	Controls and Procedures	20
Item 9B	Other Information	21

PART III

Item 10	Directors and Executive Officers of the Registrant	21
Item 11	Executive Compensation	21
Item 12	Security Ownership of Certain Beneficial Owners and Management	21
Item 13	Certain Relationships and Related Transactions	21
Item 14	Principal Accounting Fees and Services	21

PART IV

Item 15	Exhibits, Financial Statement Schedules	21
	Signatures	23
EX-3.1 COMPOSITE ARTICLES OF INCORPORATION OF THE CORPORATION, AS CURRENTLY IN EFFECT
EX-10.21 POPULAR, INC. 2004 OMNIBUS INCENTIVE PLAN
EX-10.22 EMPLOYMENT TERMINATION AGREEMENT, CARLOS COLINO MARTINEZ
EX-10.23 CONTRACT FOR PROFESSIONAL SERVICES, MABEL BURCKHART
EX-10.24 2005 INCENTIVE AWARD AND AGREEMENT, RICHARD L. CARRION
EX-10.25 2005 INCENTIVE AWARD AND AGREEMENT, JORGE A. JUNQUERAN
EX-10.26 2005 INCENTIVE AWARD AND AGREEMENT, DAVID H. CHAFEY, JR.
EX-10.27 2005 INCENTIVE AWARD AND AGREEMENT, BRUNILDA SANTOS DE ALVAREZ
EX-10.28 2005 INCENTIVE AWARD AND AGREEMENT, AMILCAR L. JORDAN
EX-10.29 2005 INCENTIVE AWARD AND AGREEMENT, TERE LOUBRIEL
EX-10.30 2005 INCENTIVE AWARD AND AGREEMENT, ROBERTO R. HERENCIA
EX-10.31 2005 INCENTIVE AWARD AND AGREEMENT, FELIX M. VILLAMIL
EX-10.32 2005 INCENTIVE AWARD AND AGREEMENT, CAMERON E. WILLIAMS
EX-12.1 COMPUTATION OF RATIO OF EARNING TO FIXED CHARGES
EX-13.1 2004 ANNUAL REPORT TO SHAREHOLDERS
EX-21.1 SCHEDULE OF SUBSIDIARIES OF THE CORPORATION
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

POPULAR, INC.

ITEM 1. BUSINESS

GENERAL

     Popular, Inc. (the “Corporation”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $44.4 billion, total deposits of $20.6 billion and stockholders’ equity of $3.1 billion at December 31, 2004. Based on total assets at December 31, 2004, the Corporation was the 29th largest bank holding company in the United States.

     The Corporation’s principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”), was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $23.8 billion, deposits of $13.7 billion and stockholder’s equity of $1.5 billion at December 31, 2004. The Bank accounted for 54% of the total consolidated assets of the Corporation at December 31, 2004. Banco Popular has the largest retail franchise in Puerto Rico, with 192 branches and over 560 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). Banco Popular has three subsidiaries, Popular Auto, Inc., Puerto Rico’s largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small personal loan and mortgage company with 36 offices and seven mortgage centers in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 30 offices in Puerto Rico.

     The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. (“PIB”) and EVERTEC, Inc. (formerly GM Group, Inc.). Popular Securities, Inc. is a securities broker-dealer in Puerto Rico with financial advisory, investment and security brokerage operations for institutional and retail customers. In 2004, Popular Securities, Inc. opened an office in New York to expand its institutional business. Effective on April 1, 2004, GM Group, Inc., the Corporation’s processing subsidiary, was renamed EVERTEC, Inc. This company is conducting the operations previously conducted by GM Group, Inc., the Corporation’s electronic transaction and processing subsidiary, as well as the operational and programming services of Banco Popular. This initiative is part of Popular, Inc.’s strategic objectives to provide added value to our customers by offering integrated technological solutions and financial transaction processing. On October 29 2004, EVERTEC, Inc. acquired substantially all of the assets of Blas Menéndez and Associates, a small computer software and information technology consulting company principally engaged in the design, development and maintenance of Office Management Software (OMS) programs for the health care industry in Puerto Rico. The assets of Blas Menéndez and Associates were combined with the Health Systems Division of EVERTEC, Inc. EVERTEC, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2004, EVERTEC, Inc. had total assets of $200 million.

     PIB is a wholly owned subsidiary of the Corporation organized in 1992 that operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.

     PIB owns the outstanding stock of Popular North America, Inc. (“PNA”), ATH Costa Rica, CreST, S.A and Popular Insurance V.I., Inc., an insurance agency. ATH Costa Rica and CreST, S.A. provide ATM switching and driving services in San José, Costa Rica. In addition, PIB has equity investments in Consorcio de Tarjetas Dominicanas (CONTADO), the largest payment network in the Dominican Republic, in Banco Hipotecario Dominicano (BHD) also in the Dominican Republic and in Servicios Financieros S.A. de C.V. (Serfinsa), the largest ATM network in El Salvador.

     In addition, the Corporation has three other subsidiaries, Popular Life RE, a reinsurance company, Popular Capital Trust 1, a statutory business trust and Popular Capital Trust II, statutory business trust incorporated during the last quarter of 2004. On July 30, 2004, Levitt Mortgage Corporation, a direct subsidiary of Popular, Inc., merged with Popular Mortgage, Inc., a subsidiary of Banco Popular. Levitt will continue offering its products and services to its Puerto Rico customers as Levitt Mortgage, a Division of Popular Mortgage, Inc.

     PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation’s mainland U.S. operations. As of December 31, 2004, PNA had five direct subsidiaries, all of which were wholly-owned: Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York; Popular Financial Holdings, Inc.; a diversified consumer finance company; Popular Cash Express, Inc., a retail financial services company; BanPonce Trust I a statutory business trust and Popular North America Capital Trust I, a statutory business trust incorporated during last quarter of 2004, and Banco Popular, National Association (“Banco Popular, N.A.”), a federally chartered national bank with its main office in Orlando, Florida, which as of December 31, 2004, operated one branch, with assets of $48 million and deposits of $21.6 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2004, its assets amounted to $37 million. On December 1, 2004, Popular Insurance, Inc. acquired Argomaniz & Associates, a General Agency specializing in life insurance.

     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 32 branches, which accounted for aggregate assets of $2.8 billion and total deposits of $2.3 billion at December 31, 2004. BPNA also operates 20 branches in Illinois and 45 in California with total assets of $2.0 billion and $3.0 billion, respectively, and deposits of $1.5 billion and $1.6 billion, respectively. In addition, BPNA has 14 branches in New Jersey with total assets of $861 million and deposits of $724 million as of December 31, 2004, and ten branches in Florida with total assets of $641 million and deposits of $408 million. In Texas, BPNA operates seven branches with aggregate assets of $932 million and total deposits of $151 million at the same date. The deposits of BPNA are insured under the BIF by the FDIC.

     On August 31, 2004, the Corporation completed the acquisition of Quaker City Bancorp. Quaker City was a savings and loan holding company for Quaker City Bank, based in Whittier, California. Quaker City Bank operated 27 retail full service branches in Southern California, including 16 inside Wal-Mart stores. At June 30, 2004, Quaker City reported total assets of $1.9 billion and total deposits of $1.2 billion. In this transaction Popular, Inc acquired all of the common stock of Quaker City at the price of $55 cash per share. In addition, on January 3, 2005, the Corporation completed the acquisition of Kislak Financial Corporation and its wholly owned subsidiary, Kislak National Bank, a Miami, Florida based commercial bank. Kislak National Bank had $1.0 billion in total assets and $679 million in total deposits as of September 30, 2004. Kislak operated eight full service bank facilities in the metropolitan Miami – Dade, Broward County and Palm Beach counties. Under the terms of the Stock Purchase Agreement, as amended, Kislak Financial Corporation’s shareholders received cash in the aggregate amount of $167.5 million. After the acquisition, Quaker City Bancorp and Kislak Financial Corporation were merged into BPNA.

     In addition, BPNA owns all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 15 offices in nine states and total assets of $305.6 million as of December 31, 2004. Popular FS, LLC, also a wholly owned subsidiary of BPNA, is engaged in the business of purchasing mortgage loans and its assets totaled $135.1 million at December 31, 2004. Popular Insurance Agency USA, Inc., a wholly owned subsidiary of BPNA, acts as an agent or broker for issuing insurance with total assets of $2.1 million as of December 31, 2004. Popular Cash Express, Inc., a wholly owned subsidiary of PNA, offers services such as check cashing, money transfers to other countries, money order sales and processing of payments through 114 check-cashing stores in six states. Its assets totaled $64.8 million as of December 31, 2004.

     Popular Financial Holdings, Inc, is the holding company of Equity One, Inc. Equity One, Inc., is engaged in the business of granting personal and mortgage loans and providing dealer financing through

183 offices in 28 states. Popular Financial Services, LLC, a direct subsidiary of Equity One, Inc., is the wholesale operation which both acquires pools of non-prime loans from mortgage bankers and originates individual mortgage loans through a network of over 2,000 approved mortgage brokers and bankers throughout the U.S. In addition, Popular Warehouse Lending, LLC, a direct subsidiary of Equity One, Inc. provides revolving credit lines ranging from $2 to $15 million to small and mid-size mortgage bankers. Popular Financial Holdings, Inc. had total assets of $8.9 billion as of December 31, 2004.

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

     The Corporation’s business is described in more detail on pages 1 through 36 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2004, which is incorporated herein by reference.

REGULATION AND SUPERVISION

General

     The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm Leach Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. Effective April 30, 2002, the Corporation elected to be treated as a Financial Holding Company under the provisions of the Gramm Leach Bliley Act and may not engage in a substantially broader range of non-banking activities. See “Financial Services Modernization” below for information regarding changes to these rules.

     Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of the Comptroller of the Currency (“OCC”) and the Commissioner of Financial Institutions of Puerto Rico. Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See “Financial Services Modernization” below for information about changes made to these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Prompt Corrective Action

     The Federal Deposit Insurance Act (the “FDIA”) requires, among other things, the federal banking agencies to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. The relevant capital measures are the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the leverage ratio.

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

     At December 31, 2004, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.

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

Dividend Restrictions

     The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income), for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2004, Banco Popular could have declared a dividend of approximately $222 million without the approval of the Federal Reserve Board.

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

     The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.44 cents per $100 of deposits. As of December 31, 2004, the Corporation had a BIF deposit assessment base of approximately $19.9 billion.

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

Capital Adequacy

     Information about the capital composition of the Corporation as of December 31, 2004 and for the four previous years is presented in Table H “Capital Adequacy Data” on page 21 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A).

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

     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 19 “Regulatory Capital Requirements” on page 75 and 76 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See “-Prompt Corrective Action”.

     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BSC”). The BSC is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (G10). The BSC is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. In January 2001 the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord would set for the first time capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The BSC has stated that its objective is to finalize a new accord by the middle of this year. The accord is expected to be adopted by each member country and implemented by opt-in banks at year end 2006.

     The new Basel Accord is still under revision in response to industry, national and regulatory commentaries. Factors such as the capital charge for addressing operational risk are still undergoing changes. The Corporation is closely monitoring the implementation process of the new accord and planning to comply with its requirements. The Corporation expects that a new capital accord will eventually be adopted by the BSC and enforced by the federal banking agencies. At this time the Corporation cannot determine with certainty whether the capital requirements that may arise out of a new Basel Accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.

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

     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2004, $824,000,000 in trust preferred securities that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines were outstanding. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.

     On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits.

     The Federal Reserve Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit, but they may include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA to permit a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state that has opted out, whether through an acquisition or de novo. A foreign bank, like Banco Popular, may establish branches interstate, by merger or de novo, to the same extent as a domestic bank in the foreign bank’s home state, which, in the case of Banco Popular, is New York.

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

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act.

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

USA PATRIOT Act

     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

     The U.S. Treasury Department (the “Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

     On October 22, 2004, President George W. Bush signed into law the American Jobs Creation Act of 2004, which lowers the withholding tax rate imposed on distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%. The Corporation’s foreign subsidiaries earnings are considered permanently invested. Accordingly, the new law which lowered the withholding tax rate to 10% is not expected to have an impact in the Corporation’s earnings in the foreseeable future.

Puerto Rico Regulation

     General. As a commercial bank organized under the laws of Puerto Rico, Banco Popular is subject to supervision, examination and regulation by the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”), pursuant to the Puerto Rico Banking Act of 1933, as amended (the “Banking Law”).

     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. At the end of 2004 Banco Popular’s reserve fund exceeded the total of paid-in capital on common and preferred stock. As a result, Banco Popular requested authority from the Puerto Rico Commissioner of Financial Institutions to transfer $53 million from the reserve fund to retained earnings. This request was approved by the Puerto Rico Commissioner of Financial Institutions and the transfer was made in December 2004.

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

     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2004, the legal lending limit for the Bank under this provision was approximately $84 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.

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

Employees

     At December 31, 2004, the Corporation employed directly 12,142 persons. None of its employees are represented by a collective bargaining group.

Segment Disclosure

     Note 30 to the Financial Statements, “Segment Reporting” on pages 89 through 92 is herein incorporated by reference.

     During 2004, the Corporation reorganized its corporate structure into five principal areas (referred to by management as “circles”): one for the corporate group and one for each of the Corporation’s four principal businesses – Popular Puerto Rico, United States Financial Services, Popular Financial Holdings and Processing. Each such circle has been identified as a reportable segment.

     Management determined the reportable segments, based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the new organizational structure which focuses primarily towards products and services and on the markets the segments serve. Other factors, such as the credit risk characteristics of the loan products, distribution channels and clientele, were also considered in the determination of reportable segments.

     Note 30 also provides additional information, by business line, for the Popular Puerto Rico circle, the Corporation’s principal market.

     The following table presents the Corporation’s long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic and El Salvador and other long-lived assets located in Costa Rica.

	Year ended December 31,
	2004	2003	2002
Puerto Rico
Premises and equipment	$420,204,723	$366,840,357	$343,448,418
Goodwill	89,821,933	86,771,141	81,229,941
Other intangible assets	8,975,334	11,489,070	14,359,340
Investments under the equity method	19,711,987	18,046,173	18,139,337

	$538,713,977	$483,146,741	$457,177,036

United States
Premises and equipment	$121,121,536	$114,400,824	$113,608,347
Goodwill	319,223,720	102,455,795	99,472,188
Other intangible assets	29,458,696	15,355,660	20,288,035
Investments under the equity method	389,198	376,234	11,918

	$470,193,150	$232,588,513	$233,380,488

	Year ended December 31,
	2004	2003	2002
Foreign Countries
Premises and equipment	$4,355,065	$4,211,187	$4,119,832
Goodwill	2,262,444	2,262,444	2,262,444
Investments under the equity method	36,895,084	20,700,802	36,399,673

	$43,512,593	$27,174,433	$42,781,949

Availability on website

     We make available free of charge, through our investor relations section at our website, www.popularinc.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

     The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (www.sec.gov).

ITEM 2. PROPERTIES

     As of December 31, 2004, Banco Popular owned and wholly or partially occupied approximately 92 branch premises and other facilities throughout Puerto Rico. It also owned 3 parking garage buildings and approximately 21 lots held for future development or for parking facilities also in Puerto Rico, and one building in the U.S. Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 120 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2004, BPNA had 147 offices (principally bank branches) of which 50 were owned and 97 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

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

     Cupey Center Complex, one building, three stories high, and three buildings, two stories high each, located in Cupey, Río Piedras, Puerto Rico. The computer center operations and other operational and support services are some of the main activities housed at these facilities. The facilities are almost fully occupied by EVERTECs personnel. The Complex also includes a parking garage building with capacity for 1,000 cars and house a recreational center for employees.

     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A branch, the accounting department, the people division and the auditing division are the main occupants of this facility, which is fully occupied by Banco Popular personnel.

     Centro Europa Building – a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 26% of this building. The remaining space is rented to outside tenants. The building also includes a parking garage with capacity for approximately 600 cars.

     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 41% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented or available for rent to outside tenants.

     Mortgage Loan Center, a four-story building located at 167 Ponce de León Avenue, Hato Rey, Puerto Rico, fully occupied by Popular Mortgage, Inc.

     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. This building is mostly occupied by Banco Popular’s Mortgage Servicing Division. Popular Mortgage, Inc., Popular Insurance, Inc. and an outside tenant also leased spaces.

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

     New York Building, a nine-story owned structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 48% of the office space. The remaining 45% is leased and the other 7% is available for rent.

ITEM 3. LEGAL PROCEEDINGS

     On January 18, 2005, the Corporation announced that it had been informed by the Antitrust Division of the U.S. Department of Justice that the Department of Justice is conducting an investigation concerning participation by its subsidiary, GM Group, Inc. (which after a reorganization in 2004 is part of EVERTEC, Inc.), in the E-rate program, which is administered by the Federal Communications Commission and pays for telecommunications services and related equipment for schools and libraries. GM Group learned of the investigation in June 2003. The Corporation does not know the full scope of the Department of Justice investigation and cannot predict at this time the impact of the investigation on the Corporation or its subsidiaries, or when or on what basis the investigation will be resolved. The Corporation is cooperating fully with the investigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Corporation’s common stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol BPOP. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2004 and the previous four years, as well as cash dividends declared is contained under Table I, “Common Stock Performance”, on page 22 and under the caption “Stockholders’ Equity” on page 21 in the MD&A, and is incorporated herein by reference.

     As of February 28, 2005, the Corporation had 10,488 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ was $26.49 per share.

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

     Additional information concerning legal or regulatory restrictions on the payment of dividends by the Corporation and Banco Popular is contained under the caption “Regulation and Supervision” in Item 1 herein.

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

     The information under the caption “Executive Compensation Program” of the Corporation’s definitive proxy statement to be filed with the SEC on or about March 16, 2005 (the “Proxy Statement”) is incorporated herein by reference.

     The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2004 by the Corporation in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Not in thousands

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid per	Announced Plans or	be Purchased Under
Period	Purchased	Share	Programs	the Plans or Programs

October 1 – October 31	—	—	—	—
November 1 – November 30	1,959	$25.77	1,959	9,962,636
December 1 – December 31	—	—	—	—

Total December 31, 2004	1,959	$25.77	1,959	9,962,636

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears in Table C, “Selected Financial Data”, on pages 6 and 7 and the text under the caption “Statement of Income Analysis” on page 11 in the MD&A, and is incorporated herein by reference.

     The Corporation’s ratio of earnings to fixed charges on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000

Ratio of Earnings to Fixed Charges:

Excluding Interest on Deposits	2.2	2.4	2.0	1.8	1.6
Including Interest on Deposits	1.7	1.8	1.5	1.4	1.3

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Excluding Interest on Deposits	2.1	2.3	2.0	1.7	1.5
Including Interest on Deposits	1.7	1.8	1.5	1.4	1.3

     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense. The interest expense for the years 2004 thru 2001 include changes in the fair value of the non-hedging derivatives.

     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2004	2003	2002	2001	2000

Long-term obligations	$10,305,710	$7,117,025	$4,567,853	$4,009,211	$1,451,912

Non-cumulative Preferred Stock of the Corporation	186,875	186,875	-0-	100,000	100,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears on page 3 through 45 under the caption “MD&A”, and is incorporated herein by reference.

     Table K, “Maturity Distribution of Earning Assets”, on page 25 in the MD&A, has been prepared on the basis of expected maturities. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information regarding the market risk of the Corporation’s investments appears on page 23 through 32 under the caption “MD&A”, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages 46 through 103, and on page 43 under the caption “Statistical Summary – 2003-2004 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

     The Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

     Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

     Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Management’s Report on Internal Control Over Financial Reporting on page 46 of the Annual Report, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria and is effective.

     There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

ITEM 9B. OTHER INFORMATION

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A.	The following financial statements and reports included on pages 46 through 103 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition as of December 31, 2004 and 2003

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2004

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 25 of this report are filed herewith or are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR, INC.
(Registrant)

		By:	S\RICHARD L. CARRIÓN

Richard L. Carrión Chairman of the Board, President
and Chief Executive Officer
Dated:	03-15-05		(Principal Executive Officer)

		By:	S\JORGE A. JUNQUERA

Jorge A. Junquera
Senior Executive Vice President
Dated:	03-15-05		(Principal Financial Officer)

		By:	S\ILEANA GONZÁLEZ

Ileana González
Senior Vice President
Dated:	03-15-05		(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S\RICHARD L. CARRIÓN	Chairman of the Board,
President and Chief
Richard L. Carrión	Executive Officer	03-15-05

S\JUAN J. BERMÚDEZ

Juan J. Bermúdez	Director	03-15-05

S/JOSÉ B. CARRIÓN

José B. Carrión Jr.	Director	03-15-05

S\MARÍA LUISA FERRÉ

María Luisa Ferré	Director	03-15-05

S\MANUEL MORALES

Manuel Morales Jr.	Director	03-15-05

S\FRANCISCO M. REXACH

Francisco M. Rexach Jr.	Director	03-15-05

S\FELIX J. SERRALLES

Félix J. Serrallés Jr.	Director	03-15-05

S\FREDERIC V. SALERNO

Frederic V. Salerno	Director	03-15-05

S\WILLIAM J. TEUBER

William J. Teuber, Jr.	Director	03-15-05

S\JOSÉ R. VIZCARRONDO

José R. Vizcarrondo.	Director	03-15-05

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of the Corporation, as currently in effect.

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form S-8 (No. 333-80169) filed with the SEC on June 8, 1999).

4.1	Form of Certificate representing the Corporation’s common stock, par value $6 (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818).

4.2	Stockholder Protection Rights Agreement, dated as of August 13, 1998, between the Corporation and Banco Popular de Puerto Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 13, 1998 and filed on August 21, 1998).

4.3	Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc, and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.4	Second Supplemental Indenture of the Corporation, dated as of August 5, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.5	Subordinated Indenture dated as of November 30, 1995, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of the Corporation’s Registration Statement No. 333-26941, dated May 12, 1997).

4.6	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.7	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.8	Form of Fixed Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit 4(o) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.9	Form of Floating Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit (4)(p) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed August 17, 1999).

4.10	Form of Fixed Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(q) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.11	Form of Floating Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(r) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

Exhibit No.	Description
4.12	Administrative Procedures governing Medium-Term Notes, Series 4, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.13	Administrative Procedures governing Medium-Term Notes, Series E, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

4.14	Form of Fixed Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(e) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.15	Form of Floating Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.16	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.17	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.18	Administrative Procedures governing Medium-Term Notes, Series 5, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.19	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.20	Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.21	Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as Guarantor, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated by reference to Exhibit (4)(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818) dated and filed on February 19, 1997).

4.22	Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.23	Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp., (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee (incorporated by reference to Exhibit (4)(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.24	Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.25	Form of Subordinated Note of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

4.26	Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

Exhibit No.	Description
4.27	Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.28	Form of Note Linked to the S&P 500® Index due September 30, 2008, (incorporated by reference to Exhibit (4)(e) of the Corporation’s Current Report on Form 8-K dated September 30, 2003, as filed with the SEC on October 1, 2003).

4.29	Form of Certificate of Trust of each of Popular Capital Trust I, Popular Capital Trust II, Popular Capital Trust III, and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.30	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of October 31, 2003, among the Corporation, JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.), JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.31	Guarantee Agreement relating to Popular Capital Trust I, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.32	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.33	Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.34	First Supplemental Indenture, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.35	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.36	Form of Junior Subordinated Indenture between Popular North America, Inc., the Corporation and J.P. Morgan Trust Company, National Association (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.37	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.38	Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.39	Form of Amended and Restated Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.40	Form of Capital Security Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.41	Form of Guarantee Agreement for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

Exhibit No.	Description
4.42	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of November 30, 2004, among the Corporation, JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.), Chase Manhattan Bank USA, National Association (as successor to Bank One Delaware, Inc.), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.43	Form of Guarantee Agreement relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-120340) filed with the SEC on November 10, 2004).

4.44	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A Due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.45	Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.46	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

10.1	Annual Management Incentive Compensation Plan for certain Division Supervisors approved in January, 1987 (incorporated by reference to Exhibit 10.8 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818)).

10.2	Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-13818)).

10.3	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.4	Interest Calculation Agency Agreement, dated as of August 6, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(c) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

10.5	Interest Calculation Agency Agreement, dated as of August 6, 1999, between Popular North America, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(d) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 5, 1999 and filed on August 17, 1999).

10.6	Distribution Agreement, dated March 21, 2003, among the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC, (incorporated by reference to Exhibit 1(A) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.7	Distribution Agreement, dated March 21, 2003, among Popular North America, Inc., the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC(incorporated by reference to Exhibit 1(B) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.10	Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to the Corporation’s Registration Statement on Form S-8 (333-80169), dated June 8, 1999) (incorporated by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10a	Certificate of Resolution of the Board of Directors of Banco Popular de Puerto Rico, authorizing Amendments to the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 10.15a of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit No.	Description
10.11	Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12	Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13	Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14	Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.19 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15	Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.17	Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.18	Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000 (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.19	Deferred Prosecution Agreement dated as of January 16, 2003, among Banco Popular de Puerto Rico, the U.S. Department of Justice, the Board of Governors of the Federal Reserve Bank System and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.25 of the Corporation’s Current Report on Form 8-K, filed on February 6, 2003).

10.20	Equity One Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated November 1, 2002).

10.21	Popular, Inc. 2004 Omnibus Incentive Plan .

10.22	Employment Termination Agreement between the Corporation and Carlos Colino Martínez and his wife Joaquina Sánchez-Ventura de Colino, dated as of March 23, 2004 (Unofficial English Translation).

10.23	Contract for Professional Services, dated as of June 30, 2004, between Banco Popular de Puerto Rico and Mabel Burckhart.

10.24	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Richard L. Carrión.

10.25	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Jorge A. Junquera.

10.26	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and David H. Chafey, Jr.

10.27	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Brunilda Santos de Álvarez.

Exhibit No.	Description
10.28	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Amílcar L. Jordán.

10.29	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Tere Loubriel.

10.30	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Roberto R. Herencia.

10.31	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Félix M. Villamil.

10.32	Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Cameron E. Williams.

12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2004.

21.1	Schedule of Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Popular, Inc. has not filed as exhibits certain instruments defining the rights of holders of debt of Popular, Inc. not exceeding 10% of the total assets of Popular, Inc. and its consolidated subsidiaries. Popular, Inc. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of Popular, Inc., or of any of its consolidated subsidiaries.