Form 10-Q
period 2005-03-31
POPULAR INC
filed 2005-05-10
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission File Number:0-13818

POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0416582

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Popular Center Building
209 Muñoz Rivera Avenue, Hato Rey
San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip code)

(787) 765-9800

(Registrant’s telephone number, including area code)

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

☑ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes	☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value, 267,037,679 Shares Outstanding as of May 3, 2005.

POPULAR, INC.

Forward-Looking Information.

The information included in this report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to: the rate of growth in the economy, as well as general business and economic conditions; changes in interest rates, as well as the magnitude of such changes; the fiscal and monetary policies of the federal government and its agencies; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and difficulties in combining the operations of acquired entities.

Moreover, the outcome of legal proceedings, as discussed in “Part II, Item I. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.

All forward-looking statements included in this document are based upon information available to the Corporation as of the date of this document, and we assume no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. FINANCIAL STATEMENTS

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	March 31,	December 31,	March 31,
(In thousands, except share information)	2005	2004	2004

ASSETS
Cash and due from banks	$812,481	$716,459	$737,599

Money market investments:
Federal funds sold and securities purchased under agreements to resell	715,589	879,321	896,671
Time deposits with other banks	7,686	319	3,057
Bankers’ acceptances	—	—	22

	723,275	879,640	899,750

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	4,722,576	4,828,716	3,418,094
Other investment securities available-for-sale	6,549,304	6,333,429	6,768,280
Investment securities held-to-maturity, at amortized cost	179,073	340,850	260,103
Other investment securities, at lower of cost or realizable value	308,781	302,440	242,281
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	259,153	257,857	558,737
Other trading securities	111,561	127,282	116,285
Loans held-for-sale, at lower of cost or market	1,227,329	750,728	345,414

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	624,701	318,409	408,310
Other loans held-in-portfolio	27,835,290	27,935,514	23,222,908
Less – Unearned income	259,294	262,390	276,298
Allowance for loan losses	448,222	437,081	417,143

	27,752,475	27,554,452	22,937,777

Premises and equipment	563,542	545,681	493,613
Other real estate	64,775	59,717	55,224
Accrued income receivable	247,169	207,542	212,351
Other assets	1,079,606	1,046,374	838,717
Goodwill	519,915	411,308	192,174
Other intangible assets	46,823	39,101	25,587

	$45,167,838	$44,401,576	$38,101,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,257,121	$4,173,268	$3,866,999
Interest bearing	17,471,556	16,419,892	14,735,941

	21,728,677	20,593,160	18,602,940
Federal funds purchased and assets sold under agreements to repurchase	7,765,064	6,436,853	5,683,001
Other short-term borrowings	2,043,391	3,139,639	2,697,294
Notes payable	9,663,008	10,180,710	7,394,612
Subordinated notes	125,000	125,000	125,000
Other liabilities	777,596	821,491	649,278

	42,102,736	41,296,853	35,152,125

Commitments and contingencies (See Note 8)

Minority interest in consolidated subsidiaries	102	102	105

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized (December 31, 2004 – 30,000,000; March 31, 2004 – 10,000,000); 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized (December 31, 2004 – 470,000,000; March 31, 2004 – 180,000,000); 280,200,216 shares issued (December 31, 2004 – 280,016,007; March 31, 2004 – 139,677,401) and 266,795,924 shares outstanding (December 31, 2004 – 266,582,103; March 31, 2004 – 132,960,449)	1,681,201	1,680,096	838,064
Surplus	283,419	278,840	318,342
Retained earnings	1,246,999	1,129,793	1,681,467
Accumulated other comprehensive (loss) income, net of tax of ($37,665) (December 31, 2004 - $6,780; March 31, 2004 - $43,402)	(127,644)	35,454	131,445
Treasury stock – at cost, 13,404,292 shares (December 31, 2004 – 13,433,904; March 31, 2004 – 6,716,952)	(205,850)	(206,437)	(206,437)

	3,065,000	3,104,621	2,949,756

	$45,167,838	$44,401,576	$38,101,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2005	2004

INTEREST INCOME:
Loans	$505,321	$408,496
Money market investments	7,534	5,813
Investment securities	114,367	95,032
Trading account securities	6,058	9,401

	633,280	518,742

INTEREST EXPENSE:
Deposits	97,056	78,115
Short-term borrowings	65,803	32,162
Long-term debt	113,135	77,751

	275,994	188,028

Net interest income	357,286	330,714
Provision for loan losses	44,336	44,678

Net interest income after provision for loan losses	312,950	286,036
Service charges on deposit accounts	43,692	41,082
Other service fees	79,015	69,554
Gain on sale of investment securities	51,250	13,033
Trading account profit (loss)	3,763	(2,166)
Gain on sale of loans	9,816	6,268
Other operating income	18,053	17,465

	518,539	431,272

OPERATING EXPENSES:
Personnel costs:
Salaries	115,542	101,564
Profit sharing	5,647	5,682
Pension and other benefits	34,727	33,318

	155,916	140,564
Net occupancy expenses	24,814	21,045
Equipment expenses	28,614	27,180
Other taxes	9,255	9,492
Professional fees	27,583	20,086
Communications	15,677	15,433
Business promotion	20,253	16,391
Printing and supplies	4,537	4,571
Other operating expenses	27,943	23,174
Amortization of intangibles	2,242	1,802

	316,834	279,738

Income before income tax and cumulative effect of accounting change	201,705	151,534
Income tax	42,433	33,030

Income before cumulative effect of accounting change	159,272	118,504
Cumulative effect of accounting change, net of tax	3,607	—

NET INCOME	$162,879	$118,504

NET INCOME APPLICABLE TO COMMON STOCK	$159,901	$115,526

BASIC EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.59	$0.43

DILUTED EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.58	$0.43

BASIC AND DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.60	$0.43

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2005	2004

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,680,096	837,566
Common stock issued under Dividend Reinvestment Plan	1,079	489
Options exercised	26	9

Balance at end of period	1,681,201	838,064

Surplus:
Balance at beginning of year	278,840	314,638
Common stock issued under Dividend Reinvestment Plan	3,775	2,985
Options granted	724	663
Options exercised	80	56

Balance at end of period	283,419	318,342

Retained earnings:
Balance at beginning of year	1,129,793	1,601,851
Net income	162,879	118,504
Cash dividends declared on common stock	(42,695)	(35,910)
Cash dividends declared on preferred stock	(2,978)	(2,978)

Balance at end of period	1,246,999	1,681,467

Accumulated other comprehensive income:
Balance at beginning of year	35,454	19,014
Other comprehensive (loss) income, net of tax	(163,098)	112,431

Balance at end of period	(127,644)	131,445

Treasury stock — at cost:
Balance at beginning of year	(206,437)	(205,527)
Purchase of common stock	—	(1,259)
Reissuance of common stock	587	349

Balance at end of period	(205,850)	(206,437)

Total stockholders’ equity	$3,065,000	$2,949,756

Disclosure of changes in number of shares:

	March 31,	December 31,	March 31,
	2005	2004	2004

Preferred Stock:
Balance at beginning and end of year	7,475,000	7,475,000	7,475,000

Common Stock – Issued:
Balance at beginning of year	280,016,007	139,594,296	139,594,296
Issued under the Dividend Reinvestment Plan	179,867	447,138	81,527
Stock split	—	139,877,770	—
Options exercised	4,342	96,803	1,578

Balance at end of year	280,200,216	280,016,007	139,677,401

Treasury stock	(13,404,292)	(13,433,904)	(6,716,952)

Common Stock – Outstanding	266,795,924	266,582,103	132,960,449

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2005	2004

Net income	$162,879	$118,504

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(246)	(15,503)
Unrealized (losses) gains arising during the period	(159,719)	182,185
Reclassification adjustment for gains included in net income	(50,727)	(11,613)

Net gain (loss) on cash flow hedges	2,538	(3,727)

Reclassification adjustment for losses included in net income	611	1,577

	(207,543)	152,919
Income tax benefit (expense)	44,445	(40,488)

Total other comprehensive (loss) income, net of tax	($163,098)	$112,431

Comprehensive (loss) income	($219)	$230,935

Disclosure of accumulated other comprehensive income:

	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004

Foreign currency translation adjustment	($35,776)	($35,530)	($40,000)

Unrealized (losses) gains on securities	(131,941)	78,505	220,830
Tax effect	38,373	(7,198)	(45,763)

Net of tax amount	(93,568)	71,307	175,067

Unrealized gains (losses) on cash flows hedges	2,042	(1,107)	(6,349)
Tax effect	(708)	418	2,361

Net of tax amount	1,334	(689)	(3,988)

Cumulative effect of accounting change	366	366	366

Accumulated other comprehensive (loss) income, net of tax	($127,644)	$35,454	$131,445

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$162,879	$118,504
Less: Cumulative effect of accounting change	3,607	—

Net income before cumulative effect of accounting change	159,272	118,504

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	20,010	18,208
Provision for loan losses	44,336	44,678
Amortization of intangibles	2,242	1,802
Net gain on sale of investment securities	(51,250)	(13,033)
Net gain on disposition of premises and equipment	(1,663)	(1,373)
Net gain on sale of loans, excluding loans held-for-sale	(2,673)	(1,318)
Net amortization of premiums and accretion of discounts on investments	10,597	10,004
Net amortization of premiums and deferred loan origination fees and costs	28,728	22,789
Earnings from investments under the equity method	(1,969)	(2,144)
Stock options expense	746	679
Net decrease (increase) in loans held-for-sale	677,638	(78,664)
Net decrease (increase) in trading securities	19,097	(69,247)
Net increase in accrued income receivable	(32,331)	(36,199)
Net decrease (increase) in other assets	55,056	(41,355)
Net increase in interest payable	20,084	24,818
Net increase in deferred and current taxes	16,781	21,793
Net increase in postretirement benefit obligation	1,414	2,693
Net decrease in other liabilities	(78,284)	(38,259)

Total adjustments	728,559	(134,128)

Net cash provided by (used in) operating activities	887,831	(15,624)

Cash flows from investing activities:
Net decrease (increase) in money market investments	186,209	(126,857)
Purchases of investment securities:
Available-for-sale	(674,022)	(1,150,553)
Held-to-maturity	(14,616,759)	(246,562)
Other	(28,204)	(9,137)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	586,877	1,101,239
Held-to-maturity	14,796,301	173,383
Other	21,863	—
Proceeds from sale of investment securities available-for-sale	99,944	14,815
Net disbursements on loans	(284,671)	(111,927)
Proceeds from sale of loans	80,246	31,753
Acquisition of loan portfolios	(660,023)	(1,059,908)
Assets acquired, net of cash	(173,666)	—
Acquisition of premises and equipment	(38,770)	(28,033)
Proceeds from sale of premises and equipment	10,505	3,037

Net cash used in investing activities	(694,170)	(1,408,750)

Cash flows from financing activities:
Net increase in deposits	465,576	503,171
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase	1,290,492	(95,986)
Net (decrease) increase in other short-term borrowings	(1,108,510)	700,670
Net (payments of) proceeds from notes payable and capital securities	(702,927)	402,629
Dividends paid	(45,636)	(38,865)
Proceeds from issuance of common stock	4,938	3,523
Treasury stock acquired	—	(1,259)

Net cash (used in) provided by financing activities	(96,067)	1,473,883
Cash effect of accounting change	(1,572)	—

Net increase in cash and due from banks	96,022	49,509
Cash and due from banks at beginning of period	716,459	688,090

Cash and due from banks at end of period	$812,481	$737,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share information)

Note 1 – Nature of operations and basis of presentation

Popular, Inc. (the “Corporation”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending, insurance and information processing through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America in California, Texas, Illinois, New York, New Jersey and Florida, and financial services stores under the name of Popular Cash Express. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings, offers mortgage and personal loans, and also maintains a substantial wholesale broker network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation continues to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, through its financial transaction processing company, EVERTEC, Inc. Note 15 to the unaudited consolidated financial statements presents information about each of the Corporation’s business segments.

The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair presentation of the results for the periods reported and include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior period unaudited consolidated financial statements to conform to the 2005 presentation.

In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation has utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”), mainly to facilitate timely reporting. In 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a calendar period. The impact of this change in the net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the quarter ended March 31, 2005, and corresponds to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005. Refer to Note 16 for further information on the subsidiaries which continue to have a fiscal year-end during 2005.

During the second quarter of 2004, the Corporation’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend. All references to the numbers of common shares and per share amounts in the financial statements and notes to the financial statements, except for the number of shares authorized in March 31, 2004 and the number of shares issued, outstanding and held in treasury as of March 31, 2004 presented in the consolidated statements of condition and of changes in stockholders’ equity, have been restated to reflect this stock split.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.

Acquisition during the quarter

In January 2005, the Corporation completed the acquisition of Kislak Financial Corporation (“Kislak”), the holding company of Kislak National Bank, based in South Florida. As of that date, excluding the effect of purchase accounting entries, Kislak had assets of approximately $965,000, a loan portfolio of approximately $590,000 and deposits of approximately $659,000.

Subsequent event

In April 2005, the Corporation and Grupo Cuscatlán, through Corporación UBC Internacional, S.A., signed an agreement for the acquisition by Popular, Inc. of a 19.99% equity participation in UBCI, Grupo Cuscatlán’s holding company. The investment by Popular approximates $125,000. Grupo Cuscatlán is a financial services corporation based in Central America with more than $4,400,000 in assets, and a distribution network of 188 agencies. Grupo Cuscatlán has operations in El Salvador, Guatemala, Costa Rica, Honduras, Panama, British Virgin Islands, Montserrat and Bahamas. This agreement advances Popular, Inc.’s objectives to offer high-quality technological services and participate in the economic growth of the Central American region.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive (loss) income, except for highly inflationary environments in which the effects are included in other operating income, as described below.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At March 31, 2005, the Corporation had approximately $35,776 in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income (March 31, 2004 - $40,000; December 31, 2004 - $35,530).

The Corporation is monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52 “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy shall be remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar commencing on that date. During the quarter ended March 31, 2005, approximately $864 in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $31,787. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 103.4 percent at March 31, 2005.

Note 2 – Recent Accounting Developments

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable securities, yield and nonaccretable difference in the balance sheet. Subsequent substantial increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as an impairment.

SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the Corporation’s financial condition or results of operations for the quarter ended March 31, 2005.

Issue 03-1, “Meaning of Other Than Temporary Impairment”

In March 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (Issue 03-1). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Corporation for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF Issue 03-1-1, which delays the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance. The Corporation is currently evaluating the effects of the recognition and measurement provisions that this proposed statement may have on its financial condition and results of operations.

SFAS No. 123-R, “Share-Based Payment”

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. In April 2005, the Securities and Exchange Commission approved a rule that delays the effective date of SFAS No. 123-R to annual, rather than interim, periods that begin after June 15, 2005. Management is currently evaluating the effect of the adoption of SFAS No. 123-R, but does not expect the adoption to have a material effect on the Corporation’s financial condition, results of operations or cash flows due to the fact that in 2002, the Corporation voluntarily adopted the fair value recognition method under SFAS No. 123.

SFAS No. 153, “Exchanges of Nonmonetary Assets”

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cashflows.

FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143

In March 2005, the FASB issued financial interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cashflows.

FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. To date, the Corporation has not provided for income taxes on unremitted earnings generated by the non-U.S. subsidiary given the Corporation’s intent to permanently reinvest these earnings.

Note 3 — Investment Securities Available-For-Sale

The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of March 31, 2005, December 31, 2004 and March 31, 2004 were as follows:

	AS OF MARCH 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$555,338	—	$31,359	$523,979
Obligations of other U.S. Government agencies and corporations	7,098,780	$3,938	121,827	6,980,891
Obligations of Puerto Rico, States and political subdivisions	172,781	4,419	1,367	175,833
Collateralized mortgage obligations	1,676,786	8,018	11,158	1,673,646
Mortgage-backed securities	1,746,559	15,828	21,131	1,741,256
Equity securities	20,460	20,304	306	40,458
Others	132,751	3,368	302	135,817

	$11,403,455	$55,875	$187,450	$11,271,880

	AS OF MARCH 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$553,767	$387	$14,670	$539,484
Obligations of other U.S. Government agencies and corporations	6,243,063	131,900	5,470	6,369,493
Obligations of Puerto Rico, States and political subdivisions	128,206	6,256	1,675	132,787
Collateralized mortgage obligations	1,728,125	10,937	2,901	1,736,161
Mortgage-backed securities	1,230,226	35,117	364	1,264,979
Equity securities	23,667	62,595	298	85,964
Others	58,124	1,116	1,734	57,506

	$9,965,178	$248,308	$27,112	$10,186,374

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$547,581	—	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	6,882,662	$28,196	31,995	6,878,863
Obligations of Puerto Rico, States and political subdivisions	128,900	4,616	1,558	131,958
Collateralized mortgage obligations	1,606,721	6,598	7,365	1,605,954
Mortgage-backed securities	1,828,919	25,476	6,626	1,847,769
Equity securities	22,796	84,425	298	106,923
Others	65,695	1,243	245	66,693

	$11,083,274	$150,554	$71,683	$11,162,145

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005, December 31, 2004 and March 31, 2004:

	AS OF MARCH 31, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$64,719	$565	$64,154
Obligations of other U.S. Government agencies and corporations	5,407,359	90,117	5,317,242
Obligations of Puerto Rico, States and political subdivisions	64,282	103	64,179
Collateralized mortgage obligations	482,045	4,721	477,324
Mortgage-backed securities	860,946	16,112	844,834
Equity securities	8,308	306	8,002
Others	6,548	302	6,246

	$6,894,207	$112,226	$6,781,981

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$490,619	$30,794	$459,825
Obligations of other U.S. Government agencies and corporations	1,035,381	31,710	1,003,671
Obligations of Puerto Rico, States and political subdivisions	45,226	1,264	43,962
Collateralized mortgage obligations	241,054	6,437	234,617
Mortgage-backed securities	261,857	5,019	256,838

	$2,074,137	$75,224	$1,998,913

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$555,338	$31,359	$523,979
Obligations of other U.S. Government agencies and corporations	6,442,740	121,827	6,320,913
Obligations of Puerto Rico, States and political subdivisions	109,508	1,367	108,141
Collateralized mortgage obligations	723,099	11,158	711,941
Mortgage-backed securities	1,122,803	21,131	1,101,672
Equity securities	8,308	306	8,002
Others	6,548	302	6,246

	$8,968,344	$187,450	$8,780,894

	AS OF DECEMBER 31, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,889	$292	$54,597
Obligations of other U.S. Government agencies and corporations	3,371,503	19,038	3,352,465
Obligations of Puerto Rico, States and political subdivisions	10,957	129	10,828
Collateralized mortgage obligations	434,001	4,690	429,311
Mortgage-backed securities	921,534	6,581	914,953
Equity securities	300	298	2
Others	6,553	245	6,308

	$4,799,737	$31,273	$4,768,464

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$492,692	$23,304	$469,388
Obligations of other U.S. Government agencies and corporations	492,816	12,957	479,859
Obligations of Puerto Rico, States and political subdivisions	43,700	1,429	42,271
Collateralized mortgage obligations	136,923	2,675	134,248
Mortgage-backed securities	1,217	45	1,172

	$1,167,348	$40,410	$1,126,938

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$547,581	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	3,864,319	31,995	3,832,324
Obligations of Puerto Rico, States and political subdivisions	54,657	1,558	53,099
Collateralized mortgage obligations	570,924	7,365	563,559
Mortgage-backed securities	922,751	6,626	916,125
Equity securities	300	298	2
Others	6,553	245	6,308

	$5,967,085	$71,683	$5,895,402

	AS OF MARCH 31, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$498,889	$14,670	$484,219
Obligations of other U.S. Government agencies and corporations	746,743	4,912	741,831
Obligations of Puerto Rico, States and political subdivisions	43,700	1,649	42,051
Collateralized mortgage obligations	341,768	2,846	338,922
Mortgage-backed securities	117,470	337	117,133
Equity securities	300	298	2
Others	12,590	1,732	10,858

	$1,761,460	$26,444	$1,735,016

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$250,000	$558	$249,442
Obligations of Puerto Rico, States and political subdivisions	5,279	26	5,253
Collateralized mortgage obligations	64,615	55	64,560
Mortgage-backed securities	1,037	27	1,010
Others	1,002	2	1,000

	$321,933	$668	$321,265

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$498,889	$14,670	$484,219
Obligations of other U.S. Government agencies and corporations	996,743	5,470	991,273
Obligations of Puerto Rico, States and political subdivisions	48,979	1,675	47,304
Collateralized mortgage obligations	406,383	2,901	403,482
Mortgage-backed securities	118,507	364	118,143
Equity securities	300	298	2
Others	13,592	1,734	11,858

	$2,083,393	$27,112	$2,056,281

The unrealized loss positions of available-for-sale securities at March 31, 2005 are primarily associated with U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued collateralized mortgage obligations, and mortgage-backed securities. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at March 31, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.

The following table states the name of issuers, and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	March 31, 2005		December 31, 2004		March 31, 2004
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,832,411	$1,830,563	$1,915,392	$1,931,026	$1,326,462	$1,349,299
FHLB	6,855,704	6,741,377	6,669,002	6,671,910	5,928,701	6,051,362
Freddie Mac	1,217,131	1,206,597	1,322,095	1,318,525	1,374,108	1,375,727

Note 4 — Investment Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available)of investment securities held-to-maturity as of March 31, 2005, December 31, 2004 and March 31, 2004 were as follows:

	AS OF MARCH 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$52,725	—	$32	$52,693
Obligations of Puerto Rico, States and political subdivisions	77,253	$2,231	235	79,249
Collateralized mortgage obligations	575	—	52	523
Others	48,520	851	6	49,365

	$179,073	$3,082	$325	$181,830

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$176,954	$9	$1	$176,962
Obligations of Puerto Rico, States and political subdivisions	116,878	2,904	119	119,663
Collateralized mortgage obligations	623	—	65	558
Others	46,395	1,325	4	47,716

	$340,850	$4,238	$189	$344,899

	AS OF MARCH 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$43,098	$1	—	$43,099
Obligations of Puerto Rico, States and political subdivisions	157,092	900	$3,102	154,890
Collateralized mortgage obligations	790	—	103	687
Others	59,123	2,901	2	62,022

	$260,103	$3,802	$3,207	$260,698

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005, December 31, 2004 and March 31, 2004:

	AS OF MARCH 31, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$47,732	$32	$47,700
Obligations of Puerto Rico, States and political subdivisions	24,325	227	24,098
Collateralized mortgage obligations	575	52	523
Others	750	6	744

	$73,382	$317	$73,065

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$958	$8	$950
Others	250	—	250

	$1,208	$8	$1,200

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$47,732	$32	$47,700
Obligations of Puerto Rico, States and political subdivisions	25,283	235	25,048
Collateralized mortgage obligations	575	52	523
Others	1,000	6	994

	$74,590	$325	$74,265

	AS OF DECEMBER 31, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	1,078	9	1,069
Others	750	4	746

	$23,811	$14	$23,797

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,080	$110	$21,970
Collateralized mortgage obligations	623	65	558
Others	250	—	250

	$22,953	$175	$22,778

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	23,158	119	23,039
Collateralized mortgage obligations	623	65	558
Others	1,000	4	996

	$46,764	$189	$46,575

	AS OF MARCH 31, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$86,980	$2,932	$84,048
Others	250	2	248

	$87,230	$2,934	$84,296

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$10,902	$170	$10,732
Collateralized mortgage obligations	790	103	687

	$11,692	$273	$11,419

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$97,882	$3,102	$94,780
Collateralized mortgage obligations	790	103	687
Others	250	2	248

	$98,922	$3,207	$95,715

Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.

Note 5 – Pledged assets

Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004

Investment securities available-for-sale	$2,969,823	$2,802,647	$2,506,395
Investment securities held-to-maturity	1,258	1,378	1,492
Loans	10,464,104	10,749,244	9,169,403

	$13,435,185	$13,553,269	$11,677,290

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 6 – Derivative Instruments and Hedging Activities

In managing its market risk, the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts, floors and options embedded in financial contracts. There were no significant changes in derivative instruments and hedging activities from December 31, 2004 to March 31, 2005.

For the quarter ended March 31, 2005, the Corporation recognized net losses of $63 as a result of the changes in fair value of the non-hedging derivatives included as part of interest expense (March 31, 2004 – net losses of $137).

Note 7 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the quarters ended March 31, 2004 and 2005, allocated by reportable segment and in the case of Popular Puerto Rico by business area, were as follows (refer to Note 15 for the definition of the Corporation’s reportable segments):

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2004	acquired	March 31, 2004

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	1,556	—	1,556
U.S. Financial Services	93,586	—	93,586
Popular Financial Holdings	8,870	$644	9,514
Processing	37,805	40	37,845

Total Popular, Inc.	$191,490	$684	$192,174

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2005	Acquired	March 31, 2005

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	3,322	$513	3,835
U.S. Financial Services	309,709	108,071	417,780
Popular Financial Holdings	9,514	—	9,514
Processing	39,090	23	39,113

Total Popular, Inc.	$411,308	$108,607	$519,915

No goodwill was written-down during the quarters ended March 31, 2005 and 2004.

At March 31, 2005 and December 31, 2004, other than goodwill, the Corporation had $65 of identifiable intangibles with an indefinite useful life related to a trademark. There were no identifiable intangibles with an indefinite useful life at March 31, 2004. The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2005		December 31, 2004		March 31, 2004
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$95,898	$52,506	$86,327	$50,376	$67,484	$45,168

Other customer relationships	1,008	84	726	59	550	18

Other intangibles	3,443	1,001	3,295	877	3,345	606

Total	$100,349	$53,591	$90,348	$51,312	$71,379	$45,792

The increase in goodwill and other intangible assets from the end of 2004 to March 31, 2005 was mostly the result of the acquisition of Kislak Financial Corporation. Partially offsetting the increase were certain core deposits intangibles that became fully amortized during 2004 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.

During the quarter ended March 31, 2005, the Corporation recognized $2,242 in amortization expense related to other intangible assets with definite lives (March 31, 2004 — $1,802).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2005	$8,597
2006	8,404
2007	6,641
2008	4,987
2009	4,465

No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.

Note 8 – Commitments and Contingencies

In the normal course of business the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at March 31, 2005 were $25,620 and $210,754, respectively (December 31, 2004 — $19,017 and $187,094; March 31, 2004 — $17,266 and $153,206). There are also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which are not reflected in the accompanying financial statements.

At March 31, 2005, the Corporation recorded a liability of $356 (December 31, 2004 — $333; March 31, 2004 — $295), which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002. This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries totaling $3,962,926 at March 31, 2005 (December 31, 2004 - $3,926,087; March 31, 2004 — $3,485,960). In addition, at March 31, 2005, the Corporation fully and unconditionally guaranteed $824,000 of capital securities (December 31, 2004 — $824,000; March 31, 2004 — $444,000) issued by four (December 31, 2004 – four; March 31, 2004 – two) wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the quarter ended March 31, 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries, which as of March 31, 2004 and December 31, 2004 amounted to $400,144 and $209,661, respectively.

The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

Note 9 – Stock Option and Other Incentive Plans

Since 2001, the Corporation had a Stock Option Plan (the Stock Option Plan), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the Incentive Plan), which replaces and supersedes the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at March 31, 2005 under the original terms of the Stock Option Plan.

The Corporation recognized $746 in stock options expense for the quarter ended March 31, 2005 (March 31, 2004 — $679).

The following table presents information on stock options at March 31, 2005:

(Not in thousands)
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$14.39 – $18.50	1,632,025	$15.81	7.48 years	825,100	$15.60
$19.25 – $27.20	1,653,284	$25.28	9.26 years	241,026	$23.92

$14.39 – $27.20	3,285,309	$20.58	8.37 years	1,066,126	$17.48

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2004	1,778,588	$15.88
Granted	997,232	23.95
Exercised	(110,681)	15.82
Forfeited	(81,150)	23.22

Outstanding at December 31, 2004	2,583,989	$18.76
Granted	705,662	27.20
Exercised	(4,342)	19.42
Forfeited	—	—

Outstanding at March 31, 2005	3,285,309	$20.58

The stock options exercisable at March 31, 2005 totaled 1,066,126 (March 31, 2004 – 515,672).

The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2005 and 2004 were:

	2005	2004

Expected dividend yield	2.56%	2.00%
Expected life of options	10 years	10 years
Expected volatility	17.54%	16.50%
Risk-free interest rate	4.16%	4.06%
Weighted average fair value of options granted (per option)	$5.95	$5.74

During the quarter ended March 31, 2005, there were 173,806 shares purchased and granted under the Incentive Plan for both corporate executive officers and members of the Board of Directors of Popular, Inc. and BPPR. Also, during this quarter, the Compensation Committee approved incentive awards for certain corporate executive officers under the Incentive Plan, based on the 2005 performance payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2006 subject to the attainment of the established performance goals for 2005.

During the quarter ended March 31, 2005, the Corporation recognized $741 of restricted stock expense related to the executive officers incentive awards, which represents a form of deferred compensation. The compensation cost was estimated based upon a vesting period which extends up to each participant attaining 55 years of age.

In addition, during the quarter ended March 31, 2005, shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. and BPPR. During the first quarter of 2005, the Corporation recognized $166 of restricted stock expense related to such grants.

Note 10 – Pension and Other Benefits

The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.

The components of net periodic pension cost for the quarters ended March 31, 2005 and 2004 were as follows:

	Pension Plans		Benefit Restoration Plans
	March 31		March 31
(In thousands)	2005	2004	2005	2004

Service cost	$3,891	$3,966	$240	$163
Interest cost	7,438	7,027	313	233
Expected return on plan assets	(9,900)	(9,322)	(203)	(172)
Amortization of asset obligation	(215)	(615)	—	—
Amortization of prior service cost	100	120	(27)	(26)
Amortization of net loss	17	11	147	75

Net periodic cost	1,331	1,187	470	273
Curtailment loss	—	849	—	—
Early retirement cost	—	2,219	—	—

Total cost	$1,331	$4,255	$470	$273

As of March 31, 2005, contributions made to the pension and restoration plans approximated $469. The Corporation expects to contribute $317 to the pension plans and $1,718 to the benefit restoration plans during 2005.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2005 and 2004 were as follows:

	Postretirement benefit plan
	March 31
(In thousands)	2005	2004

Service cost	$674	$813
Interest cost	2,067	2,329
Amortization of prior service cost	(262)	(286)
Amortization of net loss	423	689

Net periodic cost	2,902	3,545
Curtailment gain	—	(1,005)
Early retirement cost	—	347

Total cost	$2,902	$2,887

As of March 31, 2005, contributions made to the postretirement benefit plan approximated $1,548. The Corporation presently expects to contribute $6,728 to the postretirement benefit plan during 2005.

Note 11 – Trust preferred securities

At March 31, 2005, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46.

The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition. The Corporation also recorded in the caption of other investment securities in the consolidated statements of condition, the common securities issued by the issuer trusts. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.

(In thousands, including reference notes)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II

Issuance date	February 1997	October 2003	September 2004	November 2004
Capital Securities	$144,000	$300,000	$250,000	$130,000
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common Securities	$4,640	$9,279	$7,732	$4,021
Junior Subordinated
Debentures aggregate
liquidation amount	$148,640	$309,279	$257,732	$134,021
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)

(a)	Statutory business trust that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150,000. In 2003, the Corporation reacquired $6,000 of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval. A capital treatment event would include a change in the regulatory capital treatment of the capital securities as a result of the recent accounting changes affecting the criteria for consolidation of variable interest entities such as the trust under FIN 46R.

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.

The Capital Securities of Popular Capital Trust I and Popular Capital Trust II are traded on the NASDAQ under the symbols “BPOPN” and “BPOPM”, respectively.

Under the Federal Reserve Board’s risk-based capital guidelines, the capital securities are includable in the Corporation’s Tier I capital.

Note 12 — Stockholders’ Equity

The Corporation has a dividend reinvestment and stock purchase plan under which stockholders may reinvest their quarterly dividends in shares of common stock at a 5% discount from the average market price at the time of issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.

The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s only outstanding class of preferred stock is its 6.375% noncumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter.

The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $285,192 at March 31, 2005 (March 31, 2004 — $338,192). During the quarters ended March 31, 2005 and 2004 there were no transfers from / to the statutory reserve account to / from retained earnings.

Note 13 — Earnings per Common Share

A computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended
	March 31,

(In thousands, except share information)	2005	2004

Net income	$162,879	$118,504
Less: Preferred stock dividends	2,978	2,978

Net income applicable to common stock after cumulative effect of accounting change	$159,901	$115,526

Net income applicable to common stock before cumulative effect of accounting change	$156,294	$115,526

Average common shares outstanding	266,842,444	265,997,350
Average potential common shares	586,535	284,954

Average common shares outstanding – assuming dilution	267,428,979	266,282,304

Basic earnings per common share before cumulative effect of accounting change	$0.59	$0.43

Diluted earnings per common share before cumulative effect of accounting change	$0.58	$0.43

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.60	$0.43

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2005, there were 1,023,235 weighted average antidilutive stock options outstanding (March 31, 2004 – 871,084). All shares of restricted stock are treated as outstanding for purposes of this computation.

Note 14 — Supplemental Disclosure on the Consolidated Statements of Cash Flows

During the quarter ended March 31, 2005, the Corporation paid interest and income taxes amounting to $255,910 and $13,777, respectively (March 31, 2004 – $163,210 and $3,420, respectively). Loans receivable transferred to other real estate and other property for the quarter ended March 31, 2005, amounted to $29,200 and $6,771, respectively (March 31, 2004 — $22,007 and $7,283, respectively).

In addition, during the quarter ended March 31, 2005, the Corporation transferred $1,127,649 of mortgage loans held-in-portfolio to loans held-for-sale with the intent to securitize the financial assets in transactions structured as sales under the provisions of SFAS No. 140, or for future whole-loan sales in the secondary market. The transfer was accounted at lower of cost or fair value.

Note 15 — Segment Reporting

In connection with the reorganization of the Corporation’s corporate structure during 2004, the Corporation realigned its business segments to reflect its new business structure, referred by management as “business circles”. There is one circle for each of the Corporation’s four principal businesses – Popular Puerto Rico, United

States Financial Services, Popular Financial Holdings and Processing. Each business circle has been identified as a reportable segment. Also, a corporate circle has been defined to support the business circles.

Management determined the reportable segments, based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the new organizational structure which focuses primarily towards products and services as well as on the markets the segments serve. Other factors, such as the credit risk characteristics of the loan products, distribution channels and clientele, were also considered in the determination of reportable segments.

Popular Puerto Rico:

Given that Popular Puerto Rico constitutes approximately 56% of the Corporation’s net income and 55% of its total assets as of March 31, 2005, additional disclosures are provided for the business areas included in this reportable segment, as described below:

–	Commercial banking represents the Corporation’s banking operations in Puerto Rico conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds as well as a proportionate share of the investment function of BPPR.

–	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

–	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.

United States Financial Services:

This reportable segment includes principally the activities of Banco Popular North America (BPNA), including its subsidiaries Popular Leasing, U.S.A and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in six states. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The U.S. Financial Services segment also includes the retail financial services of Popular Cash Express, a fee driven business that serves the unbanked, retail customer.

Popular Financial Holdings:

This reportable segment corresponds to the Corporation’s consumer lending subsidiaries in the United States, principally Popular Financial Holdings, Inc. and its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Financial Services, LLC, and Popular Warehouse Lending, LLC; and Popular FS, LLC. These subsidiaries are primarily engaged in the business of originating non-prime mortgage and personal loans, acquiring retail installment contracts and providing warehouse lines to small and medium-sized mortgage companies. This segment also maintains a substantial wholesale broker network as well as loan servicing and asset acquisition units.

Processing:

This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC, Inc. with offices in Puerto Rico, the Dominican Republic and Venezuela; and ATH Costa Rica, S.A. and CreST, S.A., located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (Serfinsa), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.

Corporate:

Corporate consists primarily of the Holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations are included as part of the processing segment. The holding companies obtain funding in the capital markets to finance the Corporation’s growth, including acquisitions. Corporate also includes the expenses of the four administrative corporate areas that were identified as critical for the organization: Finance, Risk Management, Legal and People, Communications and Planning. These corporate administrative areas have the responsibility of establishing policy, setting up controls and coordinating the activities of their corresponding groups in each of the business circles.

The Corporation may periodically reclassify business segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.

The accounting policies of the individual operating segments are the same as those of the Corporation described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

Prior period amounts corresponding to the periods ended March 31, 2004 and December 31, 2004 have been restated to reflect changes in segment reporting.

2005

For the quarter ended March 31, 2005

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$217,960	$89,425	$58,054	($182)		$365,257
Provision for loan losses	25,464	7,243	11,629			44,336
Other income	94,205	28,796	10,622	54,693	($33,958)	154,358
Amortization of intangibles	623	1,601		18		2,242
Depreciation expense	10,502	3,911	1,047	4,191	(19)	19,632
Other operating expenses	163,438	72,581	39,222	40,947	(33,539)	282,649
Income tax	24,046	12,808	6,285	2,768	(160)	45,747

Net income before cumulative effect of accounting change	88,092	20,077	10,493	6,587	(240)	125,009
Cumulative effect of accounting change	3,221	(209)		152	(247)	2,917

Net income after cumulative effect of accounting change	$91,313	$19,868	$10,493	$6,739	($487)	$127,926

Segment Assets	$24,815,709	$11,349,492	$8,730,848	$241,278	($5,305,633)	$39,831,694

For the quarter ended March 31, 2005

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$365,257	($8,315)	$344	$357,286
Provision for loan losses	44,336			44,336
Other income	154,358	51,250	(19)	205,589
Amortization of intangibles	2,242			2,242
Depreciation expense	19,632	378		20,010
Other operating expenses	282,649	11,953	(20)	294,582
Income tax	45,747	(3,447)	133	42,433

Net income before cumulative effect of accounting change	125,009	34,051	212	159,272
Cumulative effect of accounting change	2,917	690		3,607

Net income after cumulative effect of accounting change	$127,926	$34,741	$212	$162,879

Segment Assets	$39,831,694	$5,650,332	($314,188)	$45,167,838

2004

For the quarter ended March 31, 2004

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$217,442	$59,980	$62,731	($1,617)	($13)	$338,523
Provision for loan losses	25,095	8,025	11,558			44,678
Other income	74,063	22,431	2,553	57,280	(26,273)	130,054
Amortization of intangibles	641	1,147		14		1,802
Depreciation expense	10,118	3,280	766	3,854	(12)	18,006
Other operating expenses	139,992	55,141	32,957	47,494	(25,612)	249,972
Income tax	21,373	5,316	7,501	813	(258)	34,745

Net income	$94,286	$9,502	$12,502	$3,488	($404)	$119,374

Segment Assets	$23,690,109	$6,727,118	$7,522,468	$260,567	($443,789)	$37,756,473

For the quarter ended March 31, 2004

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$338,523	($8,000)	$191	$330,714
Provision for loan losses	44,678			44,678
Other income	130,054	15,205	(23)	145,236
Amortization of intangibles	1,802			1,802
Depreciation expense	18,006	202		18,208
Other operating expenses	249,972	9,756		259,728
Income tax	34,745	(1,771)	56	33,030

Net income	$119,374	($982)	$112	$118,504

Segment Assets	$37,756,473	$4,677,746	($4,332,233)	$38,101,986

Additional disclosures with respect to Popular Puerto Rico reportable segment follow:

For the quarter ended March 31, 2005

	Commercial	Consumer and Retail	Other Financial		Total Popular
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico

Net interest income	$71,698	$142,878	$3,384		$217,960
Provision for loan losses	7,462	18,002			25,464
Other income	38,447	38,824	16,993	($59)	94,205
Amortization of intangibles		546	77		623
Depreciation expense	3,867	6,257	378		10,502
Other operating expenses	54,649	95,966	13,180	(357)	163,438
Income tax	9,907	11,875	2,146	118	24,046

Net income before cumulative effect of accounting change	34,260	49,056	4,596	180	$88,092
Cumulative effect of accounting change		3,797	758	(1,334)	3,221

Net income after cumulative effect of accounting change	$34,260	$52,853	$5,354	($1,154)	$91,313

Segment Assets	$9,283,495	$16,294,023	$1,013,120	($1,774,929)	$24,815,709

For the quarter ended March 31, 2004

	Commercial	Consumer and Retail	Other Financial		Total Popular
(In thousands)	Banking	Banking	Services	Eliminations	Puerto Rico

Net interest income	$65,574	$147,972	$3,896		$217,442
Provision for loan losses	3,761	21,334			25,095
Other income	27,183	32,894	14,556	($570)	74,063
Amortization of intangibles		564	77		641
Depreciation expense	2,891	6,861	366		10,118
Other operating expenses	37,655	91,681	10,848	(192)	139,992
Income tax	12,710	6,343	2,456	(136)	21,373

Net income	$35,740	$54,083	$4,705	($242)	$94,286

Segment Assets	$8,340,892	$14,379,242	$1,107,692	($137,717)	$23,690,109

During the quarter ended March 31, 2005, the holding companies realized net gains on sale of marketable equity securities of approximately $50,469 (March 31, 2004 — $12,741). These gains are included in “other income” within the “Corporate” circle.

INTERSEGMENT REVENUES *
(In thousands)	March 31, 2005	March 31, 2004

Popular Puerto Rico:
P.R. Commercial Banking	($338)	($361)
P.R. Consumer and Retail Banking	(761)	(672)
P.R. Other Financial Services	(112)	(15)
U.S. Financial Services	216	310
Popular Financial Holdings	842	626
Processing	(33,805)	(26,174)

Total reportable segments	($33,958)	($26,286)

*	For purposes of the intersegment revenues disclosure, revenues were mainly related to intercompany processing / information technology services.

The increase in intersegment revenues for the quarter ended March 31, 2005, compared with the corresponding period in the previous year, for the “Processing” segment corresponds to financial transaction processing and information technology services provided by EVERTEC, Inc. to other subsidiaries of the Corporation. As a result of the reorganization to consolidate the information processing and technology functions into EVERTEC effective during the second quarter of 2004, certain internal services previously provided by BPPR or internally serviced by other subsidiaries, are being provided by EVERTEC, Inc. The revenues are categorized by the service provider as “other income” while the service receivers categorize the amounts billed as “other operating expenses.”

Geographic Information

	Quarter ended
	March 31,	March 31,
(In thousands)	2005	2004

Revenues**
Puerto Rico	$364,931	$312,470
United States	181,441	147,468
Other	16,503	16,012

Total consolidated revenues	$562,875	$475,950

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain on sale of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2005	2004	2004

Selected Balance Sheet Information:
Puerto Rico
Total assets	$24,200,221	$24,226,240	$23,116,229
Loans	12,838,815	12,540,668	11,127,324
Deposits	12,871,489	12,630,045	12,482,000
Mainland United States
Total assets	$20,088,165	$19,303,924	$14,181,382
Loans	16,110,775	15,736,033	12,153,160
Deposits	7,786,323	6,898,517	5,152,336
Other
Total assets	$879,452	$871,412	$804,375
Loans	478,436	465,560	419,850
Deposits *	1,070,865	1,064,598	968,604

*	Represents deposits from BPPR – U.S. and British Virgin Islands

Note 16 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:

The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of March 31, 2005, December 31, 2004 and March 31, 2004, and the results of their operations and cash flows for the periods ended March 31, 2005 and 2004.

PIBI, PNA, and their wholly-owned subsidiaries, except for Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), had a fiscal year that ended on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of February 29, 2004 and November 30, 2004, corresponded to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2004 and December 31, 2004.

As stated in Note 1, in 2005, the Corporation commenced a two-year plan to change to a calendar reporting year-end for its non-banking subsidiaries. As of March 31, 2005, Popular Securities, Inc., Popular North America, Popular FS, LLC and Popular Financial Holdings, including its wholly-owned subsidiaries, continue to have a fiscal year that ends on November 30. Accordingly, their financial information as of February 28, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2005. All other subsidiaries have aligned their year end closing to that of the Corporation’s calendar year.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance V.I., Inc. and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:

–	Popular Cash Express, Inc.;

–	Popular Financial Holdings, Inc., including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Financial Services, LLC, and Popular Warehouse Lending, LLC;

–	Banco Popular North America (BPNA), including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC;

–	Banco Popular National Association (BP, N.A.), including its wholly-owned subsidiary Popular Insurance, Inc.

PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the SEC.

PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.

The principal source of income for PIHC consists of dividends from BPPR. As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2005, BPPR could have declared a dividend of approximately $255,842 without the approval of the Federal Reserve (March 31, 2004 — $186,495; December 31, 2004 — $222,480). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2004 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$301	$13	$5,290	$847,377	($40,500)	$812,481
Money market investments	147,300	300	162	1,051,647	(476,134)	723,275
Investment securities available-for-sale, at market value	46,663	34,259	7,249	11,199,402	(15,693)	11,271,880
Investment securities held-to-maturity, at amortized cost	430,000	2,181		176,892	(430,000)	179,073
Other investment securities, at lower of cost or realizable value	145,635	5,001	12,392	145,753		308,781
Trading account securities, at market value				371,396	(682)	370,714
Investment in subsidiaries	2,917,661	1,122,683	1,564,029	297,643	(5,902,016)
Loans held-for-sale, at lower of cost or market				1,227,329		1,227,329

Loans held-in-portfolio	25,905		2,840,334	31,002,398	(5,408,646)	28,459,991
Less – Unearned income				259,294		259,294
Allowance for loan losses	40			448,182		448,222

	25,865		2,840,334	30,294,922	(5,408,646)	27,752,475

Premises and equipment	24,156			539,681	(295)	563,542
Other real estate	173			64,602		64,775
Accrued income receivable	195	29	11,321	254,141	(18,517)	247,169
Other assets	49,145	38,763	17,325	1,003,509	(29,136)	1,079,606
Goodwill				519,915		519,915
Other intangible assets				46,823		46,823

	$3,787,094	$1,203,229	$4,458,102	$48,041,032	($12,321,619)	$45,167,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,297,546	($40,425)	$4,257,121
Interest bearing				17,653,793	(182,237)	17,471,556

				21,951,339	(222,662)	21,728,677
Federal funds purchased and assets sold under agreements to repurchase			$104,100	7,947,826	(286,862)	7,765,064
Other short-term borrowings		$7,083	349,150	2,843,687	(1,156,529)	2,043,391
Notes payable	$535,925		2,836,410	10,497,568	(4,206,895)	9,663,008
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	61,169	88	54,594	726,419	(64,674)	777,596

	722,094	7,171	3,344,254	44,396,839	(6,367,622)	42,102,736

Minority interest in consolidated subsidiaries				102		102

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,681,201	3,962	2	70,384	(74,348)	1,681,201
Surplus	280,808	815,193	734,964	1,985,333	(3,532,879)	283,419
Retained earnings	1,249,610	408,905	393,964	1,705,530	(2,511,010)	1,246,999
Treasury stock, at cost	(205,850)			(1,103)	1,103	(205,850)
Accumulated other comprehensive loss, net of tax	(127,644)	(32,002)	(15,082)	(116,053)	163,137	(127,644)

	3,065,000	1,196,058	1,113,848	3,644,091	(5,953,997)	3,065,000

	$3,787,094	$1,203,229	$4,458,102	$48,041,032	($12,321,619)	$45,167,838

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$283	$54	$384	$767,092	($51,354)	$716,459
Money market investments	48,500	300	214	1,236,659	(406,033)	879,640
Investment securities available-for-sale, at market value	66,428	39,207	7,067	11,054,856	(5,413)	11,162,145
Investment securities held-to-maturity, at amortized cost	579,985			190,865	(430,000)	340,850
Other investment securities, at lower of cost or realizable value	145,590	5,001	12,372	139,477		302,440
Trading account securities, at market value				391,420	(6,281)	385,139
Investment in subsidiaries	2,878,211	1,036,960	1,376,296	287,639	(5,579,106)
Loans held-for-sale, at lower of cost or market value				750,728		750,728

Loans held-in-portfolio	41,509		2,836,701	30,711,045	(5,335,332)	28,253,923
Less – Unearned income				262,390		262,390
Allowance for loan losses	40			437,041		437,081

	41,469		2,836,701	30,011,614	(5,335,332)	27,554,452

Premises and equipment	24,534			521,460	(313)	545,681
Other real estate	240			59,477		59,717
Accrued income receivable	185		10,836	213,977	(17,456)	207,542
Other assets	45,178	36,905	65,662	1,012,132	(113,503)	1,046,374
Goodwill				411,308		411,308
Other intangible assets				39,101		39,101

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	($11,944,791)	$44,401,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,224,546	($51,278)	$4,173,268
Interest bearing				16,685,578	(265,686)	16,419,892

				20,910,124	(316,964)	20,593,160
Federal funds purchased and assets sold under agreements to repurchase	$6,690		$71,300	6,492,165	(133,302)	6,436,853
Other short-term borrowings	4,501	$4,825	339,653	3,962,975	(1,172,315)	3,139,639
Notes payable	536,673		2,835,325	10,839,526	(4,030,814)	10,180,710
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	53,118	100	35,048	966,387	(233,162)	821,491

	725,982	4,925	3,281,326	43,601,177	(6,316,557)	41,296,853

Minority interest in consolidated subsidiaries				102		102

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,680,096	3,961	2	77,393	(81,356)	1,680,096
Surplus	276,229	740,193	659,964	1,805,514	(3,203,060)	278,840
Retained earnings	1,132,404	381,496	368,661	1,612,126	(2,364,894)	1,129,793
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)
Accumulated other comprehensive income (loss), net of tax	35,454	(12,148)	(421)	(6,817)	19,386	35,454

	3,104,621	1,113,502	1,028,206	3,486,526	(5,628,234)	3,104,621

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	($11,944,791)	$44,401,576

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$86	$885	$4,224	$769,678	$(37,274)	$737,599
Money market investments	92,787	300	4,277	1,273,945	(471,559)	899,750
Investment securities available-for-sale, at market value	49,150	35,088	7,766	10,100,093	(5,723)	10,186,374
Investment securities held-to-maturity, at amortized cost				260,103		260,103
Other investment securities, at lower of cost or realizable value	441,813	5,002	4,640	90,826	(300,000)	242,281
Trading account securities, at market value				675,022		675,022
Investment in subsidiaries	2,844,602	913,313	960,985	232,785	(4,951,685)
Loans held-for-sale, at lower of cost or market value				345,414		345,414

Loans held-in-portfolio	94,967		2,548,597	25,804,196	(4,816,542)	23,631,218
Less – Unearned income				276,298		276,298
Allowance for loan losses				417,143		417,143

	94,967		2,548,597	25,110,755	(4,816,542)	22,937,777

Premises and equipment	10,174			483,806	(367)	493,613
Other real estate				55,224		55,224
Accrued income receivable	191		10,371	218,269	(16,480)	212,351
Other assets	46,811	31,660	2,553	747,971	9,722	838,717
Goodwill				192,174		192,174
Other intangible assets				25,587		25,587

	$3,580,581	$986,248	$3,543,413	$40,581,652	$(10,589,908)	$38,101,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,904,189	$(37,190)	$3,866,999
Interest bearing				15,017,587	(281,646)	14,735,941

				18,921,776	(318,836)	18,602,940
Federal funds purchased and assets sold under agreements to repurchase			$6,941	5,857,972	(181,912)	5,683,001
Other short-term borrowings	$35,000	$290	388,986	3,271,265	(998,247)	2,697,294
Notes payable	424,872	8,573	2,196,351	8,543,188	(3,778,372)	7,394,612
Subordinated notes	125,000					125,000
Other liabilities	45,953	163	46,361	578,330	(21,529)	649,278

	630,825	9,026	2,638,639	37,172,531	(5,298,896)	35,152,125

Minority interest in consolidated subsidiaries				105		105

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	838,064	3,962	2	69,537	(73,501)	838,064
Surplus	315,731	700,193	619,964	1,363,998	(2,681,544)	318,342
Retained earnings	1,684,078	290,381	281,807	1,558,968	(2,133,767)	1,681,467
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)
Accumulated other comprehensive income (loss), net of tax	131,445	(17,314)	3,001	118,203	(103,890)	131,445

	2,949,756	977,222	904,774	3,409,016	(5,291,012)	2,949,756

	$3,580,581	$986,248	$3,543,413	$40,581,652	$(10,589,908)	$38,101,986

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$538		$35,201	$524,529	($54,947)	$505,321
Money market investments	586	$1	6	10,111	(3,170)	7,534
Investment securities	7,527		316	113,413	(6,889)	114,367
Trading account securities				6,058		6,058

	8,651	1	35,523	654,111	(65,006)	633,280

INTEREST EXPENSE:
Deposits				98,268	(1,212)	97,056
Short-term borrowings	61	32	3,258	73,006	(10,554)	65,803
Long-term debt	10,920		38,590	119,106	(55,481)	113,135

	10,981	32	41,848	290,380	(67,247)	275,994

Net interest (loss) income	(2,330)	(31)	(6,325)	363,731	2,241	357,286
Provision for loan losses				44,336		44,336

Net interest (loss) income after provision for loan losses	(2,330)	(31)	(6,325)	319,395	2,241	312,950
Service charges on deposit accounts				43,692		43,692
Other service fees				103,728	(24,713)	79,015
Gain on sale of securities	50,469			781		51,250
Trading account profit				3,414	349	3,763
Gain on sale of loans				15,045	(5,229)	9,816
Other operating income	1,355	1,252		24,878	(9,432)	18,053

	49,494	1,221	(6,325)	510,933	(36,784)	518,539

OPERATING EXPENSES:
Personnel costs:
Salaries		89		116,102	(649)	115,542
Profit sharing				5,647		5,647
Pension and other benefits		18		34,896	(187)	34,727

		107		156,645	(836)	155,916
Net occupancy expenses		4		24,810		24,814
Equipment expenses	8		2	28,619	(15)	28,614
Other taxes	273			8,982		9,255
Professional fees	572	3	5	60,219	(33,216)	27,583
Communications	16			15,679	(18)	15,677
Business promotion	625			19,628		20,253
Printing and supplies				4,537		4,537
Other operating expenses	(455)	17	120	28,652	(391)	27,943
Amortization of intangibles				2,242		2,242

	1,039	131	127	350,013	(34,476)	316,834

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	48,455	1,090	(6,452)	160,920	(2,308)	201,705
Income tax	3,155		(2,273)	41,865	(314)	42,433

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	45,300	1,090	(4,179)	119,055	(1,994)	159,272
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	45,300	1,781	(4,179)	123,549	(3,572)	162,879
Equity in earnings of subsidiaries	117,579	25,628	29,482	12,555	(185,244)

NET INCOME	$162,879	$27,409	$25,303	$136,104	($188,816)	$162,879

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$585		$32,897	$423,819	$(48,805)	$408,496
Money market investments	194	$1	120	7,880	(2,382)	5,813
Investment securities	211		193	94,392	236	95,032
Trading account securities				9,401		9,401

	990	1	33,210	535,492	(50,951)	518,742

INTEREST EXPENSE:
Deposits				79,291	(1,176)	78,115
Short-term borrowings	156	6	1,421	36,430	(5,851)	32,162
Long-term debt	8,726	56	31,837	82,753	(45,621)	77,751

	8,882	62	33,258	198,474	(52,648)	188,028

Net interest (loss) income	(7,892)	(61)	(48)	337,018	1,697	330,714
Provision for loan losses				44,678		44,678

Net interest (loss) income after provision for loan losses	(7,892)	(61)	(48)	292,340	1,697	286,036
Service charges on deposit accounts				41,082		41,082
Other service fees				70,265	(711)	69,554
Gain on sale of investment securities	10,535	2,206	9	283		13,033
Trading account loss				(2,166)		(2,166)
Gain on sales of loans				9,223	(2,955)	6,268
Other operating income	1,478	1,755		14,337	(105)	17,465

	4,121	3,900	(39)	425,364	(2,074)	431,272

OPERATING EXPENSES:
Personnel costs:
Salaries		81		101,458	25	101,564
Profit sharing				5,682		5,682
Pension and other benefits		18		33,300		33,318

		99		140,440	25	140,564
Net occupancy expenses		3		21,042		21,045
Equipment expenses				27,190	(10)	27,180
Other taxes	358			9,134		9,492
Professional fees	294	1	84	19,853	(146)	20,086
Communications	10			15,435	(12)	15,433
Business promotion				16,391		16,391
Printing and supplies				4,571		4,571
Other operating expenses	138	23	133	22,501	379	23,174
Amortization of intangibles				1,802		1,802

	800	126	217	278,359	236	279,738

Income (loss) before income tax and equity in earnings of subsidiaries	3,321	3,774	(256)	147,005	(2,310)	151,534
Income tax	1,317		390	32,012	(689)	33,030

Income (loss) before equity in earnings of subsidiaries	2,004	3,774	(646)	114,993	(1,621)	118,504
Equity in earnings of subsidiaries	116,500	22,767	23,093	13,466	(175,826)

NET INCOME	$118,504	$26,541	$22,447	$128,459	$(177,447)	$118,504

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$162,879	$27,409	$25,303	$136,104	$(188,816)	$162,879
Less: Cumulative effect of accounting change		691		4,495	(1,579)	3,607

Net income before cumulative effect of accounting change	162,879	26,718	25,303	131,609	(187,237)	159,272

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(117,579)	(25,628)	(29,482)	(12,555)	185,244
Depreciation and amortization of premises and equipment	378			19,650	(18)	20,010
Provision for loan losses				44,336		44,336
Amortization of intangibles				2,242		2,242
Net gain on sale of investment securities	(50,469)			(781)		(51,250)
Net gain on disposition of premises and equipment				(1,663)		(1,663)
Net gain on sale of loans, excluding loans held-for-sale				(2,673)		(2,673)
Net amortization of premiums and accretion of discounts on investments	(147)			10,939	(195)	10,597
Net amortization of premiums and deferred loan origination fees and costs	(24)			30,452	(1,700)	28,728
Earnings from investments under the equity method	(628)	(1,147)		(194)		(1,969)
Stock options expense	61			687	(2)	746
Net decrease in loans held-for-sale				677,638		677,638
Net decrease in trading securities				20,289	(1,192)	19,097
Net increase in accrued income receivable	(10)	(29)	(485)	(32,483)	676	(32,331)
Net decrease in other assets	5,930	5	546	44,137	4,438	55,056
Net increase in interest payable	2,991	5	14,766	2,996	(674)	20,084
Net increase in deferred and current taxes	3,156		2,651	11,450	(476)	16,781
Net increase in postretirement benefit obligation				1,414		1,414
Net increase (decrease) in other liabilities	755	(13)	(143)	(74,252)	(4,631)	(78,284)

Total adjustments	(155,586)	(26,807)	(12,147)	741,629	181,470	728,559

Net cash provided by (used in) operating activities	7,293	(89)	13,156	873,238	(5,767)	887,831

Cash flows from investing activities:
Net (increase) decrease in money market investments	(98,800)		52	206,061	78,896	186,209
Purchases of investment securities:
Available-for-sale	(103,729)			(757,114)	186,821	(674,022)
Held-to-maturity		(2,181)		(14,614,578)		(14,616,759)
Other	(45)		(20)	(28,139)		(28,204)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	57,066			704,357	(174,546)	586,877
Held-to-maturity	150,000			14,646,301		14,796,301
Other				21,863		21,863
Proceeds from sale of investment securities available-for-sale	57,506			42,438		99,944
Net collections (disbursements) on loans	15,571		(3,634)	(325,277)	28,669	(284,671)
Proceeds from sale of loans				80,246		80,246
Acquisition of loan portfolios				(660,023)		(660,023)
Capital contribution to subsidiary	(75,000)	(75,000)	(173,030)	(500)	323,530
Assets acquired, net of cash				(173,666)		(173,666)
Acquisition of premises and equipment				(38,770)		(38,770)
Proceeds from sale of premises and equipment				10,505		10,505
Dividends received from subsidiary	42,700		50,000	50,500	(143,200)

Net cash provided by (used in) investing activities	45,269	(77,181)	(126,632)	(835,796)	300,170	(694,170)

Cash flows from financing activities:
Net increase in deposits				380,069	85,507	465,576
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		32,800	1,417,941	(153,559)	1,290,492
Net (decrease) increase in other short-term borrowings	(4,501)	2,257	9,497	(1,170,310)	54,547	(1,108,510)
Net (payments of) proceeds from notes payable and capital securities	(655)		1,085	(612,924)	(90,433)	(702,927)
Dividends paid to parent company				(143,200)	143,200
Dividends paid	(45,636)					(45,636)
Proceeds from issuance of common stock	4,938					4,938
Treasury stock acquired
Capital contribution from parent		75,000	75,000	172,811	(322,811)

Net cash (used in) provided by financing activities	(52,544)	77,257	118,382	44,387	(283,549)	(96,067)
Cash effect of accounting change		(28)		(1,544)		(1,572)

Net increase (decrease) in cash and due from banks	18	(41)	4,906	80,285	10,854	96,022
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end of period	$301	$13	$5,290	$847,377	($40,500)	$812,481

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$118,504	$26,541	$22,447	$128,459	($177,447)	$118,504

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(116,500)	(22,767)	(23,093)	(13,466)	175,826
Depreciation and amortization of premises and equipment	203			18,017	(12)	18,208
Provision for loan losses				44,678		44,678
Amortization of intangibles				1,802		1,802
Net gain on sale of investment securities	(10,535)	(2,206)	(9)	(283)		(13,033)
Net gain on disposition of premises and equipment				(1,373)		(1,373)
Net gain on sale of loans, excluding loans held-for-sale				(1,318)		(1,318)
Net amortization of premiums and accretion of discounts on investments				10,004		10,004
Net amortization of premiums and deferred loan fees and costs				22,789		22,789
Earnings from investments under the equity method	(494)	(1,650)				(2,144)
Stock options expense	70			586	23	679
Net increase in loans held-for-sale				(78,664)		(78,664)
Net increase in trading securities				(69,247)		(69,247)
Net decrease (increase) in accrued income receivable	14	1	809	(36,330)	(693)	(36,199)
Net increase in other assets	(16,671)	(22,215)	(150)	(2,572)	253	(41,355)
Net increase in interest payable	2,325	57	15,157	6,587	692	24,818
Net increase in deferred and current taxes	1,317		510	20,656	(690)	21,793
Net increase in postretirement benefit obligation				2,693		2,693
Net increase (decrease) in other liabilities	348	(27)	140	(39,118)	398	(38,259)

Total adjustments	(139,923)	(48,807)	(6,636)	(114,559)	175,797	(134,128)

Net cash (used in) provided by operating activities	(21,419)	(22,266)	15,811	13,900	(1,650)	(15,624)

Cash flows from investing activities:
Net (increase) decrease in money market investments	21,510		52,613	(134,232)	(66,748)	(126,857)
Purchases of investments securities:
Available-for-sale			(1,500)	(1,221,518)	72,465	(1,150,553)
Held-to-maturity				(246,562)		(246,562)
Other	(126)			(9,011)		(9,137)
Proceeds from calls, paydowns, maturities and redemptions of investments securities:
Available-for-sale				1,173,082	(71,843)	1,101,239
Held-to-maturity				173,383		173,383
Proceeds from sales of investment securities available-for-sale	9,898	864	1,009	3,044		14,815
Net disbursements on loans	(15,500)		(37,334)	(252,440)	193,347	(111,927)
Proceeds from sales of loans				31,753		31,753
Acquisition of loan portfolios				(1,059,908)		(1,059,908)
Capital contribution to subsidiary	(559)				559
Acquisition of premises and equipment				(28,412)	379	(28,033)
Proceeds from sale of premises and equipment				3,037		3,037
Dividends received from subsidiary	41,025				(41,025)

Net cash provided by (used in) investing activities	56,248	864	14,788	(1,567,784)	87,134	(1,408,750)

Cash flows from financing activities:
Net increase in deposits				480,312	22,859	503,171
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase			6,941	(180,742)	77,815	(95,986)
Net (decrease) increase in other short-term borrowings	(675)	85	213,225	538,860	(50,825)	700,670
Net proceeds from (payments of) notes payable and capital securities	279		(248,985)	805,235	(153,900)	402,629
Dividends paid to parent company				(41,025)	41,025
Dividends paid	(38,865)					(38,865)
Proceeds from issuance of common stock	3,523					3,523
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		22,155			(22,155)

Net cash (used in) provided by financing activities	(35,738)	22,240	(28,819)	1,601,381	(85,181)	1,473,883

Net (decrease) increase in cash and due from banks	(909)	838	1,780	47,497	303	49,509
Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$86	$885	$4,224	$769,678	($37,274)	$737,599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.

Popular, Inc. is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico with over 280 branches and offices, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending, insurance and information processing through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, providing complete financial solutions to all the communities it serves. Banco Popular North America (“BPNA”) operates over 135 branches in California, Texas, Illinois, New York, New Jersey and Florida, as well as 130 financial services stores under the name of Popular Cash Express. The Corporation’s finance subsidiary in the United States, Popular Financial Holdings (“PFH”), operates nearly 200 retail lending locations offering mortgage and personal loans, and also maintains a substantial wholesale broker network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation continues to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, through its financial transaction processing company, EVERTEC, Inc.

Popular, Inc.’s net income for the first quarter of 2005 reached $162.9 million, from $118.5 million in the first quarter of 2004, an increase of $44.4 million, or 37%. The results for the first quarter of 2005 included $51.3 million in gains on sale of investment securities, mainly marketable equity securities, compared with $13.0 million in the same period of 2004.

In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation has utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”), mainly to facilitate timely reporting. In 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a calendar period. The impact of this change in the net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the quarter ended March 31, 2005, and corresponds to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005.

Table A provides selected financial data for the quarter ended March 31, 2005, compared with the same period in 2004.

Financial highlights for the quarter follow:

-	The increase in net interest income was associated with strong growth in earning assets, partly due to the recent acquisitions of Quaker City Bank (“Quaker City”) in September 2004 and Kislak Financial Corporation (“Kislak”) in January 2005. The positive variance was partially offset by the effects of the rapid increase in short-term rates and the flattening of the yield curve which has compressed Popular’s net interest margin. The net interest yield for the quarter ended March 31, 2005, on a taxable equivalent basis, was 3.58%, compared with 4.12% for the quarter ended March 31, 2004.

-	Credit quality trends and a greater proportion of real estate secured loans contributed to the slight reduction in the provision for loan losses for the quarter ended March 31, 2005, when compared with the same quarter in the previous year. Refer to the Credit Risk Management and Loan Quality section, including Tables I, J and K, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

-	The increase in non-interest income of $60 million, or 42%, for the quarter ended March 31, 2005, compared with the same period in 2004, was mostly associated with the aforementioned gains on the sale of investment securities, which contributed with $38 million or 63% on the increase in non-interest income. Other categories of non-interest income that contributed to the increase included service charges on deposit accounts, other service fees, trading account profits and gains on sale of loans.

-	Operating expenses for the quarter ended March 31, 2005 rose $37.1 million, or 13%, compared with the first quarter of 2004, principally in the categories of personnel costs, professional fees, business promotion, net occupancy, equipment expenses and other general operating expenses. The increase included expenses associated with the operations of Kislak and Quaker City.

-	Total loans at March 31, 2005 reflected a $0.7 billion, or 2% growth, from December 31, 2004. The increase in loans was driven primarily by loans acquired from Kislak, which approximated $0.6 billion at the acquisition date, excluding purchase accounting entries. Loan growth, which in past years has been mostly attained in mortgage loans, is now shifting toward commercial and consumer loans. Although mortgage loan demand continued strong, period end balances at March 31, 2005 in this loan category reflected a decline compared with December 31, 2004, principally as a result of a securitization transaction at PFH in which the company surrendered control over the mortgage loans that were securitized and sold, recognizing sale accounting. For more detailed information on lending activities, refer to the Balance Sheet Comments and Off-Balance Sheet Activities sections of this report.

-	Borrowed funds at March 31, 2005 decreased slightly by $0.3 billion from $19.9 billion at December 31, 2004. Asset growth from December 31, 2004 to March 31, 2005 was funded principally through deposits, which increased by $1.1 billion, or 6% from the end of 2004, reaching $21.7 billion at March 31, 2005. Kislak contributed approximately $0.7 billion in deposits at its acquisition date, excluding purchase accounting entries. For more detailed information on borrowings and deposits refer to the Balance Sheet Comments section of this report.

-	At March 31, 2005, stockholders’ equity remained stable at $3.1 billion, compared with December 31, 2004. The increase in equity due to earnings retention approximating $117 million since December 31, 2004 was principally offset by an unfavorable change in the fair value of securities classified as available-for-sale of approximately $165 million, net of tax, which net unrealized losses are recorded as part of accumulated other comprehensive (loss) income in the equity section. The net unrealized losses in the available-for-sale portfolio at March 31, 2005 were mostly related to market fluctuations in U.S. Agencies and Treasury securities associated with interest rates. The Corporation’s market capitalization at March 31, 2005 was $6.5 billion, compared with $5.7 billion at March 31, 2004 and $7.7 billion at December 31, 2004.

-	The Corporation’s common and preferred stocks are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively.

-	Subsequent to quarter end, in April 2005, the Corporation and Grupo Cuscatlán, through Corporación UBC Internacional, S.A., signed an agreement for the acquisition by Popular, Inc. of a 19.99% equity participation in UBCI, Grupo Cuscatlán’s holding company. The investment by Popular approximates $125 million. Grupo Cuscatlán is a financial services corporation based in Central America with more than $4.4 billion in assets, and a distribution network of 188 agencies. Grupo Cuscatlán has operations in El Salvador, Guatemala, Costa Rica, Honduras, Panama, British Virgin Islands, Montserrat and Bahamas. This agreement advances Popular, Inc.’s objectives to offer high-quality technological services and participate in the economic growth of the Central American region.

-	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.

TABLE A
Financial Highlights

Balance Sheet Highlights	At March 31,			Average for the first quarter
(In thousands)	2005	2004	Change	2005	2004	Change

Money market investments	$723,275	$899,750	($176,475)	$859,211	$755,883	$103,328
Investment and trading securities	12,130,448	11,363,780	766,668	12,361,927	11,097,282	1,264,645
Loans*	29,428,026	23,700,334	5,727,692	29,325,771	22,979,153	6,346,618
Total assets	45,167,838	38,101,986	7,065,852	45,438,817	36,915,835	8,522,982
Deposits	21,728,677	18,602,940	3,125,737	21,592,432	18,245,681	3,346,751
Borrowings	19,596,463	15,899,907	3,696,556	19,951,984	15,315,317	4,636,667
Stockholders’ equity	3,065,000	2,949,756	115,244	3,135,594	2,776,307	359,287

Operating Highlights	First Quarter
(In thousands, except per share information)	2005	2004	Change

Net interest income	$357,286	$330,714	$26,572
Provision for loan losses	44,336	44,678	(342)
Fees and other income	205,589	145,236	60,353
Operating expenses	316,834	279,738	37,096
Income tax	42,433	33,030	9,403
Cumulative effect of accounting change, net of tax	3,607	—	3,607
Net income	$162,879	$118,504	$44,375
Net income applicable to common stock	$159,901	$115,526	$44,375
Basic EPS before cumulative effect of change in accounting principle	$0.59	$0.43	$0.16
Diluted EPS before cumulative effect of change in accounting principle	$0.58	$0.43	$0.15
Basic and diluted EPS after cumulative effect of change in accounting principle	$0.60	$0.43	$0.17

Selected Statistical Information	First Quarter
	2005		2004

Common Stock Data - Market price
High	$28.03		$24.05
Low	23.80		21.50
End	24.32		21.55
Book value per share at period end	10.79		10.39
Dividends declared per share	0.16		0.14
Dividend payout ratio	27.14%		31.06%
Price/earnings ratio	12.41	x	11.97	x

Profitability Ratios - Return on assets	1.43%		1.29%
Return on common equity	21.62		17.95
Net interest spread (taxable equivalent)	3.21		3.76
Net interest yield (taxable equivalent)	3.58		4.12
Effective tax rate	21.04		21.80
Overhead ratio**	31.14		40.67
Efficiency ratio ***	62.39		60.15

Capitalization Ratios - Equity to assets	6.90%		7.52%
Tangible equity to assets	5.81		6.97
Equity to loans	10.69		12.08
Internal capital generation	14.61		11.47
Tier I capital to risk – adjusted assets	11.49		12.51
Total capital to risk – adjusted assets	12.77		13.99
Leverage ratio	7.46		7.98

*	Includes loans held-for-sale

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income.

Note: All per share data has been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend effective July 8, 2004.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Corporation and its subsidiaries conform to generally accepted accounting principles in the United States and general practices within the financial services industry. These policies require management to make estimates and assumptions which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2004 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2004 Annual Report for a summary of the Corporation’s significant accounting policies, as well as to the accompanying notes to the unaudited consolidated financial statements included in this Form 10-Q. No significant changes in critical accounting policies have occurred since December 31, 2004.

NET INTEREST INCOME

Table B presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter ended March 31, 2005, as compared with the same period in 2004, segregated by major categories of interest earning assets and interest bearing liabilities. Some of the interest earning assets, mostly investments in obligations of the U.S. Government and its agencies and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt from income tax, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Fees collected and costs incurred in the origination of loans are deferred and amortized using the interest method over the term of the loan as an adjustment to interest yield. Interest income for the quarters ended March 31, 2005 and 2004 included $8.7 million and $7.4 million, respectively, of amortization of net loan origination costs and net premiums on loans purchased.

As shown in Table B, the increase in net interest income on a taxable equivalent basis was mainly due to the growth in average earning assets, principally loans, partially offset by a reduction of the net interest margin.

The increase in average earning assets for the quarter ended March 31, 2005, compared with the first quarter of 2004, was principally due to the 28% increase in the average loan portfolio. The Corporation continues to diversify its asset base. Commercial loans contributed 43% of the total increase in average loans, while mortgage and consumer loans contributed 41% and 13%, respectively. This growth includes the impact of the acquisitions of Kislak and Quaker City. A substantial portion of the loan portfolios of these acquired institutions, consisted primarily of real estate secured loans. Contributing to the increase in average earning assets were also investment securities, mainly in the form of U.S. Government and agencies and mortgage-backed securities.

The increase in the volume of earning assets was funded mainly through a combination of short and long-term borrowings and interest bearing deposits. During the second half of 2004, the Corporation performed various issuances of long-term debt, including medium-term notes, junior subordinated debentures (trust preferred securities) and secured borrowings, to fund the growth in the balance sheet given the anticipated rise in interest rates. The average balance of interest-bearing deposits also rose due to the impact of the acquisitions of Kislak and Quaker City and to successful marketing campaigns and sales efforts directed to money market accounts and certificates of deposit, principally in the U.S. mainland.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2005	2004	Variance	2005	2004	Variance		2005	2004	Variance	Rate	Volume
($ in millions)							(In thousands)

$859	$756	$103	3.56%	3.09%	0.47%	Money market investments	$7,534	$5,813	$1,721	$868	$853
11,964	10,437	1,527	4.50	4.56	(0.06)	Investment securities	134,389	118,913	15,476	(3,295)	18,771
398	660	(262)	6.30	6.09	0.21	Trading	6,184	9,987	(3,803)	259	(4,062)

13,221	11,853	1,368	4.49	4.55	(0.06)		148,107	134,713	13,394	(2,168)	15,562

						Loans:
11,313	8,558	2,755	6.27	5.71	0.56	Commercial	174,809	121,511	53,298	11,467	41,831
1,285	1,082	203	7.68	9.09	(1.41)	Leasing	24,667	24,598	69	(4,155)	4,224
12,616	10,045	2,571	6.51	6.91	(0.40)	Mortgage	205,335	173,514	31,821	(10,506)	42,327
4,112	3,294	818	10.24	11.22	(0.98)	Consumer	104,359	92,115	12,244	(8,120)	20,364

29,326	22,979	6,347	6.99	7.18	(0.19)		509,170	411,738	97,432	(11,314)	108,746

$42,547	$34,832	$7,715	6.21%	6.29%	(0.08%)	Total earning assets	$657,277	$546,451	$110,826	($13,482)	$124,308

						Interest bearing deposits:
$3,778	$2,632	$1,146	1.39%	1.05%	0.34%	NOW and money market	$12,934	$6,887	$6,047	$2,079	$3,968
5,622	5,323	299	1.19	1.03	0.16	Savings	16,449	13,640	2,809	1,903	906
7,983	6,622	1,361	3.44	3.50	(0.06)	Time deposits	67,673	57,588	10,085	(1,177)	11,262

17,383	14,577	2,806	2.26	2.16	0.10		97,056	78,115	18,941	2,805	16,136

9,698	8,063	1,635	2.75	1.60	1.15	Short-term borrowings	65,803	32,162	33,641	26,306	7,335
10,254	7,252	3,002	4.46	4.31	0.15	Medium and long-term debt	113,135	77,751	35,384	1,323	34,061

37,335	29,892	7,443	3.00	2.53	0.47	Total interest bearing liabilities	275,994	188,028	87,966	30,434	57,532
4,210	3,669	541				Demand deposits
1,002	1,271	(269)				Other sources of funds

$42,547	$34,832	$7,715	2.63%	2.17%	0.46

			3.58%	4.12%	(0.54%)	Net interest margin

						Net interest income on a taxable equivalent basis	381,283	358,423	22,860	($43,916)	$66,776

			3.21%	3.76%	(0.55%)	Net interest spread

						Taxable equivalent adjustment	23,997	27,709	(3,712)

						Net interest income	$357,286	$330,714	$26,572

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The decrease in the net interest yield for the quarter ended March 31, 2005, compared with the same quarter in 2004, was mainly due to an increase in the average cost of interest bearing liabilities, principally due to an increase in the cost of short-term borrowings reflecting the upward trend that resulted from revisions in the interest rate scenario by the Federal Reserve (FED) commencing in June 2004. During the quarter ended March 31, 2005, the FED increased the federal funds target rate an additional 50 basis points, which together with increases experienced in 2004, brought the federal funds target rate from 1.00% in March 2004 to 2.75% in March 2005.

The average yield on earning assets, on a taxable equivalent basis, for the quarter ended March 31, 2005 declined compared with the same quarter in the previous year, mostly related to lower yields in mortgage loans due to the flattening of the yield curve and its impact in new volumes, to the implementation of risk-based pricing strategies in consumer loans and promotional campaigns, and to a mix change, as quarter-over-quarter growth was highest in lower yielding categories, including mortgage loans and investment securities. Also, the decrease in the taxable equivalent adjustment contributed to a lower yield on earning assets. The decline in the adjustment was caused by a higher interest expense disallowance required by the Internal Revenue Code of Puerto Rico, as a result of an increase in the interest expense as compared with the same period of 2004. The decline in the yield on earning assets was partially offset by positive results in the Corporation’s commercial loan portfolio, which was favorably impacted by the rising interest rate scenario due to a higher proportion of commercial loans with floating rates.

Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” and from the meetings held by the AICPA SEC Regulations Committee on September 16, 2003 and the AICPA Insurance Expert Panel, the Corporation included as part of interest expense, approximately $63,000 and $137,000 in derivative losses, for the quarters ended March 31, 2005 and March 31, 2004, respectively. These net derivative losses represent unrealized gains and losses on derivatives not designated as hedges, but that were considered “economic hedges”. EITF 03-11 requires that both realized and unrealized results of such economic hedges be shown within the same financial statement caption.

NON-INTEREST INCOME

Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of non-interest income by major categories.

The increase in non-interest income for the quarter ended March 31, 2005, compared with the same period in 2004, was mostly associated with gains in the sale of investment securities, primarily marketable equity securities, which was previously discussed in the Overview section of this report.

Service charges on deposit accounts also contributed to the increase in non-interest income for the quarter ended March 31, 2005, rising 6%, principally associated with the banking operations acquired in the U.S. mainland, higher consumer non-sufficient funds fees and deposit marketing initiatives in the U.S. mainland. Other service fees increased 14%, mostly attributed to higher insurance commissions in part due to increased volume in credit life, and higher credit card fees due to increased transactional volume related to the merchant business. The increase in other fees was partly related with loan syndication fees and SBA loan servicing fees, among other diverse items. Refer to Table C for a breakdown of other service fees by major categories.

TABLE C
Other Service Fees

	Quarter ended March 31,
(In thousands)	2005	2004	Variance

Other service fees:
Credit card fees and discounts	$18,525	$15,804	$2,721
Debit card fees	13,022	12,278	744
Insurance fees	11,673	7,035	4,638
Processing fees	10,107	10,489	(382)
Other fees	10,070	7,712	2,358
Sale and administration of investment products	6,146	5,260	886
Check cashing fees	5,826	6,591	(765)
Mortgage servicing fees, net of amortization	1,531	1,928	(397)
Trust fees	2,115	2,457	(342)

Total other service fees	$79,015	$69,554	$9,461

Gains on sale of loans rose 57%, primarily as a result of the transfer of approximately $0.6 billion in residential mortgage loans in an off-balance sheet securitization transaction completed by PFH during the quarter ended March 31, 2005, in which the Corporation surrendered control over the assets. Refer to the Off-Balance Sheet Activities section of this report for further information.

The favorable change in trading account profits for the quarter ended March 31, 2005, compared with trading account losses for the first quarter of 2004, resulted mostly from favorable changes in closed positions on forward commitments to sell mortgage-backed securities.

OPERATING EXPENSES

Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.

For the first quarter of 2005, the Corporation’s operating expenses increased 13% compared with the same period in the previous year. This increase included expenses associated with the operations of Kislak and Quaker City. Personnel costs, which rose $15.4 million, or 11%, were the major contributor to this rise in operating expenses. Such increase was primarily attributable to higher salaries and related taxes, due in part to higher headcount, incentive compensation, performance and other bonuses. Full-time equivalent employees were 12,398 at March 31, 2005, an increase of 941 employees from March 31, 2004, including employees assumed in connection with the Quaker City and Kislak acquisitions, and other business expansion principally associated with PFH and EVERTEC, Inc. The unfavorable variance in personnel costs was partially offset by lower pension plan costs. The results of the quarter ended March 31, 2004 included $2.4 million in early-retirement window costs and net curtailment gains, which were associated with the realignment of the Corporation’s processing and technology operations.

All other operating expenses, excluding personnel costs, increased $21.7 million, or 16%, for the first quarter of 2005, compared with the same period in 2004. Professional fees rose in part due to higher computer service fees associated with system applications, consulting fees for business initiatives, legal expenses and collection and other credit related costs to support the lending business. Business promotion also increased mainly due to the new institutional campaign launched during the quarter in Puerto Rico, sales efforts in the U.S. banking operations directed to deposit gathering campaigns, and the New York Mets sponsorship. Increases in net occupancy and equipment expenses resulted from the U.S. mainland acquisitions, continuing investments in systems technology and costs to support business initiatives. Other operating expenses increased in part due to higher insurance business costs.

During the first quarter of 2005, Popular, Inc. entered into a five-year agreement to be the official bank of the New York Mets, the largest sports marketing partnership in the institution’s 111 years history. The agreement includes substantial advertising and community outreach opportunities for Popular, including the operation of all ATMs at Shea Stadium. In addition, the Corporation will be involved in community outreach efforts including the co-sponsoring of the Mets’ summer reading program with the New York Public Library and spearheading a large ticket distribution program to community organizations.

INCOME TAX

Income tax expense for the quarter ended March 31, 2005 increased by $9.4 million, or 28% compared with the same quarter of 2004, primarily due to higher pretax earnings and by a decrease in exempt interest income net of the disallowance of expenses attributed to such exempt income. The first quarter of 2005 was also impacted by an increase in gains on the sale of investment securities which are subject to a preferential tax rate on capital gains. The effective tax rates for the quarters ended March 31, 2005 and 2004 were 21.04% and 21.80%, respectively.

BALANCE SHEET COMMENTS

Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of March 31, 2005, December 31, 2004 and March 31, 2004. Earning assets at March 31, 2005 totaled $42.3 billion, an increase of $0.5 billion, or 1%, from December 31, 2004. At March 31, 2004, earning assets totaled $36.0 billion.

Refer to Table D for a breakdown of the Corporation’s loan portfolio. The commercial and construction loan portfolio increased 5% from December 31, 2004, primarily related to the addition of the Kislak loan portfolio, which consists mainly of commercial loans secured by real estate. The 32% increase in the commercial and construction loan portfolio from March 31, 2004 was also associated with the acquisitions of Kislak and Quaker City and with sales efforts and business initiatives.

TABLE D
Loans Ending Balances

			Variance		Variance
	March 31,	December 31,	March 31, 2005	March 31,	March 31, 2005
(In thousands)	2005	2004	vs. December 31, 2004	2004	vs. March 31, 2004

Commercial, industrial and agricultural *	$10,846,648	$10,396,732	$449,916	$8,297,800	$2,548,848
Construction	546,610	501,015	45,595	364,969	181,641
Lease financing	1,280,729	1,164,606	116,123	1,101,987	178,742
Mortgage *	12,579,729	12,641,329	(61,600)	10,506,283	2,073,446
Consumer	4,174,310	4,038,579	135,731	3,429,295	745,015

Total	$29,428,026	$28,742,261	$685,765	$23,700,334	$5,727,692

* Includes loans held-for-sale

The decline in mortgage loans by less than 1% from December 31, 2004 was mainly due to the sale of approximately $0.6 billion in residential mortgage loans as part of an off-balance sheet securitization completed by PFH during the quarter ended March 31, 2005. Refer to the Off-Balance Sheet Activities section of this report for further information. The increase in mortgage loans from March 31, 2004 to the same date in 2005 was mostly related with PFH’s loan production, which derived mainly from loan originations directly performed through its retail branch network and from loans purchased from correspondent lenders. The 2004 on-balance sheet securitizations failed the SFAS No. 140 criteria for “sale accounting”, as such the transactions were accounted for as a secured borrowing and the mortgage loans remained in portfolio, becoming the principal contributor to the growth in mortgage loans in that year.

As reflected in the consolidated statements of condition, loans held-for-sale at March 31, 2005 increased $477 million from the end of 2004. These loans represent primarily mortgage loans that have been originated and are pending securitization or sale in the secondary market. At March 31, 2005, loans held-for-sale consisted primarily of conforming loans for which aggregate fair value exceeded their cost.

A breakdown of the Corporation’s consumer loan portfolio is included in Table E:

TABLE E
Breakdown of Consumer Loans

			Variance		Variance
	March 31,	December 31,	March 31, 2005 vs.	March 31,	March 31, 2005 vs.
(In thousands)	2005	2004	December 31, 2004	2004	March 31, 2004

Personal	$1,863,277	$1,816,949	$46,328	$1,491,480	$371,797
Auto	1,328,029	1,244,164	83,865	1,049,583	278,446
Credit cards	834,202	826,961	7,241	735,872	98,330
Other	148,802	150,505	(1,703)	152,360	(3,558)

Total	$4,174,310	$4,038,579	$135,731	$3,429,295	$745,015

The increase in personal and auto loans from March 31, 2004 to the same date in 2005 was primarily due to favorable customer response to strong marketing efforts, the addition of Quaker City’s portfolio and other acquisitions of home equity loans in the U.S. mainland during 2004. Credit cards also increased mostly as a result of an innovative campaign and new products directed to increase Popular’s credit card market share in Puerto Rico. The “other” category of consumer loans includes marine loans and revolving credit lines.

The investment portfolio, including trading securities, totaled $12.1 billion at March 31, 2005, compared to $12.2 billion at December 31, 2004 and $11.4 billion at March 31, 2004. Notes 3 and 4 to the consolidated financial statements present the breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios.

The increase in goodwill and other intangible assets at March 31, 2005, compared with December 31, 2004 was mostly associated with the acquisition of Kislak, which contributed approximately $110 million in goodwill and $10 million in core deposit intangibles. Refer to Note 7 to the consolidated financial statements for further information on goodwill and the composition of other intangible assets. The increase since March 31, 2004 was also associated with the acquisition of Quaker City, as further described in the Management Discussion and Analysis included in the 2004 Annual Report.

Table F presents the categories with the most significant variances within the “Other Assets” caption included in the consolidated statements of condition:

TABLE F
Breakdown of other Assets

			Variance		Variance
			March 31, 2005		March 31, 2005
			vs. December 31,	March 31,	vs. March 31,
(In thousands)	March 31, 2005	December 31, 2004	2004	2004	2004

Deferred tax assets	$272,192	$231,892	$40,300	$197,251	$74,941
Securitization advances and related assets	195,466	240,304	(44,838)	136,014	59,452
Bank-owned life insurance program	156,915	155,527	1,388	77,743	79,172
Prepaid expenses	158,474	140,269	18,205	108,926	49,548
Investments under the equity method	59,771	56,996	2,775	48,042	11,729
Derivative assets	33,287	24,554	8,733	5,916	27,371
Servicing rights	70,041	57,183	12,858	57,175	12,866
Others	133,460	139,649	(6,189)	207,650	(74,190)

Total	$1,079,606	$1,046,374	$33,232	$838,717	$240,889

The increase in the deferred tax assets from December 31, 2004 and March 31, 2004 to March 31, 2005 was the result of an increase in unrealized losses in the portfolio of available-for-sale securities as evidenced in Note 3 to the financial statements. Securitization advances and related assets at March 31, 2005 decreased compared with the end of 2004 principally as a result of the new structure of the securitization transactions in 2005 in which PFH is surrendering control over the loans, as such no advances are required. The securitization advances pertaining to past transactions which are accounted for as secured borrowings will decrease as the loans underlying the securitization transactions pay down. The advances represent payments received on loans held-in-trust available to pay down security holders under scheduled terms specified in the agreements. The increase from

March 31, 2004 in the securitization assets was related to the transactions performed that year accounted as secured borrowings. The increase in prepaid expenses compared with both periods was primarily related with software packages supporting new branch network and other specialized systems. The rise in servicing assets from December 31, 2004 was principally associated with the servicing assets derived from the securitization performed by PFH during the first quarter of 2005 as further described in the Off-balance Sheet Activities section of this report. The increase in bank owned life insurance since March 31, 2004 was related to additional funding. The increase in derivative assets since March 31, 2004 related mostly to the fair market value of interest rate caps purchased in conjunction with the securitization transactions performed by PFH. The decrease in “others” from March 31, 2004 to the same date in 2005 was related to securities transactions accounted at trade date, which settled in April 2004.

Total deposits increased 6% from December 31, 2004 to March 31, 2005 and 17% from March 31, 2004 to the same date in 2005. Table G provides a breakdown of the Corporation’s deposits by categories. Quaker City and Kislak contributed deposits of approximately $1.2 billion and $0.7 billion, respectively, at their acquisition dates, excluding purchase accounting entries. The increase in deposits was also associated with marketing campaigns and sales efforts. Included within time deposits, at March 31, 2005, were brokered certificates of deposit amounting to $842 million, compared with $559 million at December 31, 2004 and $756 million at March 31, 2004.

TABLE G
Deposits ending balances

			Variance		Variance
	March 31,	December 31,	March 31, 2005 vs.	March 31,	March 31, 2005 vs.
(In thousands)	2005	2004	December 31, 2004	2004	March 31, 2004

Demand deposits	$4,257,121	$4,173,267	$83,854	$3,866,999	$390,122
Savings deposits	9,213,693	8,865,832	347,861	7,954,430	1,259,263
Time deposits	8,257,863	7,554,061	703,802	6,781,511	1,476,352

Total	$21,728,677	$20,593,160	$1,135,517	$18,602,940	$3,125,737

Borrowed funds increased $3.7 billion, reaching $19.6 billion at March 31, 2005, from $15.9 billion on the same date the previous year. At December 31, 2004, borrowings amounted to $19.9 billion. The increase in borrowings since March 31, 2004 was mostly comprised of secured borrowings arising in securitization transactions, debt issuances in the form of junior subordinated debentures (trust preferred securities), repurchase agreements and federal funds purchased. Funding was principally used for growth in interest earning assets and business expansion. Asset growth from December 31, 2004 to March 31, 2005 was funded principally through deposits.

The Federal Home Loan Banks provide funding to the Corporation’s banking subsidiaries through advances. At March 31, 2005, Popular had short-term and long-term borrowings under these credit facilities totaling $2.1 billion. At March 31, 2004, these borrowings totaled $1.1 billion. Such advances are collateralized by securities and mortgages loans, do not have restrictive covenants and do not have any callable features.

For information on the composition of stockholders’ equity at March 31, 2005, December 31, 2004 and March 31, 2004 refer to the consolidated statements of condition and of stockholders’ equity included in the accompanying consolidated financial statements in this Form 10-Q. Also, the disclosures of accumulated other comprehensive (loss) income, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive (loss) income. Other comprehensive income includes the Corporation’s unrealized gain (loss) position, net of tax, on securities available-for-sale and the cumulative foreign currency translation adjustment at the end of each reporting period.

The Corporation offers a dividend reinvestment and stock purchase plan for its stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of March 31, 2005 and 2004, and December 31, 2004 are presented on Table H. The reduction in the capital ratios since December 31, 2004 was associated with the assets acquired and the goodwill and other intangible assets recorded as a result of the Kislak acquisition, and general business growth, mainly impacting average loans. At March 31, 2005, December 31, 2004 and March 31, 2004, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.

TABLE H
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004

Risk-based capital
Tier I capital	$3,337,612	$3,316,009	$2,918,343
Supplementary (Tier II) capital	372,923	389,638	346,318

Total capital	$3,710,535	$3,705,647	$3,264,661

Risk-weighted assets
Balance sheet items	$27,406,208	$26,561,212	$21,910,716
Off-balance sheet items	1,639,509	1,495,948	1,419,953

Total risk-weighted assets	$29,045,717	$28,057,160	$23,330,669

Average assets	$44,748,930	$42,597,513	$36,557,475

Ratios:
Tier I capital (minimum required – 4.00%)	11.49%	11.82%	12.51%
Total capital (minimum required – 8.00%)	12.77%	13.21%	13.99%
Leverage ratio *	7.46%	7.78%	7.98%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

At March 31, 2005, the capital adequacy minimum requirement for Popular, Inc. was: Total Capital of $2,323,657, Tier I Capital of $1,161,829, and a Tier I Leverage of $1,342,468 based on a 3% ratio or $1,789,957 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET ACTIVITIES

The Corporation’s business and financing strategy with respect to PFH since 2001 to the end of 2004 was to securitize almost all of its mortgage loan production in transactions structured as secured financing transactions, as such the loans remained in the Corporation’s statement of condition and the securitization indebtedness replaced the warehouse debt associated with the securitized mortgage loans. This practice followed by PFH was the principal contributor to the Corporation’s growth in mortgage loans in recent years. During 2005, PFH completed a securitization transaction which qualified for sale accounting based on specific criteria of SFAS No. 140, “Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Approximately, $0.6 billion in adjustable and fixed rate loans were securitized and sold during the quarter ended March 31, 2005, with a gain on sale of $4.5 million. As part of this transaction, the Corporation recognized mortgage servicing rights of $13 million and interest-only strips of $21 million. Key economic assumptions used in measuring the retained interests at the date of the securitization were: discount rate of 14%, conditional prepayment rates of 28% in adjustable rate loans and 20% in fixed rate loans; and default rates of 1.50% in adjustable rate loans and 2.19% in fixed rate loans. The asset securitizations conducted prior to 2001 and in 2005 involved the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions, qualified for sale accounting based on the provisions of

SFAS No. 140, and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to the Corporation’s assets. At March 31, 2005, these trusts held approximately $707 million in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $701 million at the end of the first quarter of 2005. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. The servicing rights and interest-only securities retained by the Corporation are recorded in the statement of condition at the lower of cost or market, and fair value, respectively.

CREDIT RISK MANAGEMENT AND LOAN QUALITY

NON-PERFORMING ASSETS

Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. For a summary of the Corporation’s policy in placing loans on non-accrual status, refer to the section Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2004 Annual Report.

A summary of non-performing assets by loan categories and related ratios is presented in Table I.

TABLE I
Non-Performing Assets

			Variance		Variance
			March 31, 2005		March 31, 2005
	March 31,	December 31,	vs.	March 31,	vs.
(Dollars in thousands)	2005	2004	December 31, 2004	2004	March 31, 2004

Commercial and construction	$141,132	$122,593	$18,539	$145,905	$(4,773)
Lease financing	3,034	3,665	(631)	6,199	(3,165)
Mortgage	401,775	395,749	6,026	368,100	33,675
Consumer	28,872	32,010	(3,138)	34,021	(5,149)

Total non-performing loans	574,813	554,017	20,796	554,225	20,588
Other real estate	64,775	59,717	5,058	55,224	9,551

Total non-performing assets	$639,588	$613,734	$25,854	$609,449	$30,139

Accruing loans past-due 90 days or more	$61,294	$77,378	($16,084)	$70,754	$(9,460)

Non-performing assets to total loans held-in-portfolio	2.27%	2.19%		2.61%
Non-performing assets to total assets	1.42	1.38		1.60

Non-performing commercial and construction loans represented 1.24% of that loan portfolio at March 31, 2005, compared with 1.68% at March 31, 2004, and 1.13% at December 31, 2004. The increase in non-performing commercial and construction loans since December 31, 2004 was associated principally with certain large relationships in the Corporation’s U.S. banking operations which became delinquent during the quarter. The Corporation continues monitoring these loans.

Non-performing mortgage loans represented 63% of total non-performing assets and 3.5% of mortgage loans held-in-portfolio at March 31, 2005, compared with 60% of total non-performing assets and 3.6% of mortgage loans held-in-portfolio at March 31, 2004. This increase of $34 million, or 9%, in non-performing mortgage loans from March 31, 2004 to the same date in 2005, was associated with higher delinquencies mainly in PFH. Non-performing mortgage loans represented 64% of total non-performing assets and 3.3% of mortgage loans held-in-portfolio at December 31, 2004. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in Puerto Rico and the U.S. mainland.

Non-performing consumer loans were 0.69% of consumer loans at March 31, 2005, compared with 0.99% at March 31, 2004 and 0.79% at December 31, 2004. The decline in the non-performing consumer loans to consumer loans ratio reflects a better credit quality mix, coupled with improved delinquency levels.

Non-performing financing leases represented 0.24% of the lease financing portfolio at March 31, 2005, compared with 0.56% at March 31, 2004, and 0.31% at December 31, 2004. The decline in non-performing leases was the result of lower delinquency levels.

In addition to the non-performing loans discussed earlier, there were $49 million of loans at March 31, 2005, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2004 and March 31, 2004, these potential problem loans approximated $32 million and $31 million, respectively.

Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at March 31, 2005, adjusted non-performing assets would have been $611 million or 2.17% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 82.10%. At December 31, 2004, adjusted non-performing assets would have been $582 million or 2.08% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 83.73%. At March 31, 2004, adjusted non-performing assets would have been $575 million or 2.46% of loans held-in-portfolio and the allowance to non-performing loans would have been 80.19%.

ALLOWANCE FOR LOAN LOSSES

The methodology used to establish the allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss will be incurred and the amount can be reasonably estimated. As of March 31, 2005, there have been no significant changes in evaluation methods or assumptions from December 31, 2004 that have an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.

Table J summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters ended March 31, 2005 and 2004.

The ratio of allowance for loan losses to loans reflects improvement in credit quality trends and a shift in the loan portfolio mix to include a greater proportion of real estate secured loans. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.

The Corporation considers a loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. For more information regarding the Corporation’s allowance for loan losses methodology refer to the Credit Risk and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2004 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

TABLE J
Allowance for Loan Losses and Selected Loan Losses Statistics

(Dollars in thousands)	2005		2004		Variance

Balance at beginning of period	$437,081		$408,542		$28,539
Allowance purchased	3,685		3,942		(257)
Provision for loan losses	44,336		44,678		(342)
Impact of change in reporting period *	1,586		—		1,586

	486,688		457,162		29,526

Losses charged to the allowance:
Commercial and construction	15,659		15,916		(257)
Lease financing	5,123		4,932		191
Mortgage	10,143		6,599		3,544
Consumer	23,533		26,908		(3,375)

Subtotal	54,458		54,355		103

Recoveries:
Commercial and construction	5,743		4,207		1,536
Lease financing	2,794		3,273		(479)
Mortgage	133		276		(143)
Consumer	7,322		6,580		742

Subtotal	15,992		14,336		1,656

Net loans charged-off:
Commercial and construction	9,916		11,709		(1,793)
Lease financing	2,329		1,659		670
Mortgage	10,010		6,323		3,687
Consumer	16,211		20,328		(4,117)

Subtotal	38,466		40,019		(1,553)

Balance at end of period	$448,222		$417,143		$31,079

Ratios:
Allowance for losses to loans held-in-portfolio	1.59%		1.79%
Allowance to non-performing assets	70.08		68.45
Allowance to non-performing loans	77.98		75.27
Non-performing assets to loans held-in-portfolio	2.27		2.61
Non-performing assets to total assets	1.42		1.60
Net charge-offs to average loans held-in-portfolio	0.55		0.70
Provision to net charge-offs	1.15	x	1.12	x
Net charge-offs earnings coverage **	6.40		4.90

*   Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in accounting principle described in the overview section (change from fiscal to calendar reporting year for various subsidiaries).

**   (Income before income tax and cumulative effect of accounting change plus provision for loan losses) divided by net charge-offs.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at March 31, 2005, December 31, 2004 and March 31, 2004.

	March 31, 2005		December 31, 2004		March 31, 2004
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$83.8	$28.3	$69.2	$30.7	$81.9	$40.5
No valuation allowance required	59.5	—	44.1	—	48.0	—

Total impaired loans	$143.3	$28.3	$113.3	$30.7	$129.9	$40.5

Average impaired loans during the first quarter of 2005 and 2004 were $128 million and $133 million, respectively. The Corporation recognized interest income on impaired loans of $0.7 million and $0.8 million for the quarters ended March 31, 2005 and March 31, 2004.

Also, Table K presents annualized net charge-offs to average loans by loan category for the quarters ended March 31, 2005 and 2004.

TABLE K
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended March 31,
	2005	2004

Commercial and construction	0.35%	0.55%
Lease financing	0.72	0.61
Mortgage	0.35	0.26
Consumer	1.58	2.47

	0.55%	0.70%

The decrease in commercial and construction loans net charge-offs was mostly associated with collection efforts and an increase in the mix of the commercial loan portfolio to real estate secured loans, in part due to the loan portfolios acquired. Consumer net charge-offs declined primarily as a result of lower delinquency levels, due to better portfolio credit quality supported in part by more rigorous underwriting standards and collection strategies. The increase in mortgage loans net charge-offs was primarily associated with Popular Financial Holdings. Mortgage loans net charge-offs to average mortgage loans held-in-portfolio at PFH were 0.50% for the quarter ended March 31, 2005, compared with 0.33% in the first quarter of 2004. PFH has established more dynamic foreclosure procedures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates or equity prices. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for one or more reasons, such as the maturity or repricing of assets and liabilities at different times, changes in short and long-term market interest rates, or the maturity of assets or liabilities may be shortened or lengthened as interest rates change. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments.

Management employs a variety of measurement techniques to identify and manage its interest rate risk including the use of an earnings simulation model to analyze net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model, which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.

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

Based on the results of the sensitivity analyses as of March 31, 2005, the Corporation’s net interest income for the next twelve months is estimated to decrease by $14.6 million on a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $0.1 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at March 31, 2005. These estimated changes are within the policy guidelines established by the Board of Directors.

The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation has not experienced a significant change in its involvement in derivative activities since December 31, 2004.

The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At March 31, 2005, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income, compared with $40 million at March 31, 2004 and $36 million at December 31, 2004.

The Corporation had been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52 “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the quarter ended March 31, 2005, approximately $864,000 in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive income. These gains relate to improvement in the Dominican peso’s exchange rate to the U.S. dollar from $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, to $27.65 at March 31, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 103.4 percent at March 31, 2005.

Management understands that there have been no significant changes in market risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY

Liquidity risk may arise whenever the Corporation’s ability to raise cash and the runoff of its assets are substantially less than the runoff of its liabilities. The Corporation has established policies and procedures to assist Popular in remaining sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for unexpected events.

The Corporation has contingency plans for raising financing under stress scenarios, where important sources of funds that are usually fully available are temporarily not willing to lend to the Corporation. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes, committed credit lines, and loan facilities put in place with the Federal Reserve Bank of New York. The Corporation has a substantial amount of assets available for raising funds through non-traditional channels and is confident that it has adequate alternatives to rely on, under a scenario during which some primary funding sources are temporarily unavailable.

The Corporation’s liquidity position is closely monitored on an ongoing basis. Management believes that available sources of liquidity are adequate to meet the funding needs in the normal course of business.

The composition of the Corporation’s financing to total assets at March 31, 2005 and December 31, 2004 were as follows:

			% increase
			(decrease) from	% of total assets	% of total assets
	March 31,	December 31,	December 31, 2004	March 31,	December 31,
(Dollars in millions)	2005	2004	to March 31, 2005	2005	2004

Non-interest bearing deposits	$4,257	$4,173	2.0%	9.4%	9.4%
Interest-bearing core deposits	13,301	12,835	3.6	29.5	28.9
Other interest-bearing deposits	4,171	3,585	16.3	9.2	8.1
Federal funds and repurchase agreements	7,765	6,437	20.6	17.2	14.5
Other short-term borrowings	2,043	3,140	(34.9)	4.5	7.1
Notes payable and subordinated notes	9,788	10,306	(5.0)	21.7	23.2
Others	778	821	(5.2)	1.7	1.8
Stockholders’ equity	3,065	3,105	(1.3)	6.8	7.0

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 81% of total deposits at March 31, 2005. Certificates of deposit with denominations of $100 thousand and over at March 31, 2005 represented 19% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$1,394,096
3 to 6 months	651,442
6 to 12 months	752,896
Over 12 months	1,372,407

$4,170,841

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

As of March 31, 2005, there have been no significant changes in the Corporation’s funding activities and strategy disclosed in the Management Discussion and Analysis included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2004. Refer to note 8 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at March 31, 2005.

Risks to Liquidity

Credit ratings by the major credit rating agencies are an important component of the Corporation’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.

The Corporation and BPPR’s debt ratings at March 31, 2005 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $232 million at March 31, 2005.

In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related borrowings. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future. At March 31, 2005, the Corporation had $1.1 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.

Management believes that there have been no significant changes in liquidity risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Internal Control Over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2005 under the 2004 Omnibus Incentive Plan and under the deferred compensation plan of Popular Securities, Inc.

Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Shares Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

January 1 – January 31	111,933	$27.77	111,933	9,850,703
February 1 – February 28	61,873	27.20	61,873	9,083,168
March 1 – March 31 (1)	57,306	25.59	—	—

Total March 31, 2005	231,112	$27.08	173,806	9,083,168

(1)	The shares repurchased in March are the result of the deferred compensation plan of Popular Securities, Inc.

Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: May 9, 2005	By:	/s/ Ileana González Quevedo

Ileana González Quevedo
Senior Vice President & Corporate Comptroller