Form 10-Q
period 2005-06-30
POPULAR INC
filed 2005-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission File Number: 0-13818
POPULAR, INC.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0416582

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Popular Center Building 209 Muñoz Rivera Avenue, Hato Rey San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip code)
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
☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value, 267,248,668 Shares Outstanding as of August 2, 2005.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands, except share information)	2005	2004	2004

ASSETS
Cash and due from banks	$936,019	$716,459	$844,873

Money market investments:
Federal funds sold and securities purchased under agreements to resell	1,019,864	879,321	939,695
Time deposits with other banks	6,218	319	3,057

	1,026,082	879,640	942,752

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	5,135,340	4,828,716	4,385,351
Other investment securities available-for-sale	6,701,603	6,333,429	6,228,514
Investment securities held-to-maturity, at amortized cost	177,987	340,850	287,732
Other investment securities, at lower of cost or realizable value	330,350	302,440	245,573
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	314,263	257,857	277,751
Other trading securities	142,023	127,282	132,819
Loans held-for-sale, at lower of cost or market	489,699	750,728	328,744

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	662,823	318,409	404,002
Other loans held-in-portfolio	28,280,396	27,935,514	24,236,670
Less – Unearned income	283,129	262,390	279,376
Allowance for loan losses	456,954	437,081	425,949

	28,203,136	27,554,452	23,935,347

Premises and equipment	580,031	545,681	495,080
Other real estate	68,671	59,717	53,426
Accrued income receivable	214,767	207,542	183,605
Other assets	1,121,151	1,046,374	998,710
Goodwill	527,633	411,308	192,174
Other intangible assets	46,074	39,101	23,788

	$46,014,829	$44,401,576	$39,556,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,932,560	$4,173,268	$4,127,462
Interest bearing	18,086,939	16,419,892	15,100,114

	23,019,499	20,593,160	19,227,576
Federal funds purchased and assets sold under agreements to repurchase	7,866,169	6,436,853	6,917,678
Other short-term borrowings	1,998,981	3,139,639	2,226,692
Notes payable	9,085,270	10,180,710	7,635,370
Subordinated notes	125,000	125,000	125,000
Other liabilities	649,501	821,491	640,099

	42,744,420	41,296,853	36,772,415

Commitments and contingencies (See Note 8)

Minority interest in consolidated subsidiaries	101	102	104

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 280,394,613 shares issued (December 31, 2004 – 280,016,007; June 30, 2004 – 279,548,470) and 266,933,015 shares outstanding (December 31, 2004 – 266,582,103; June 30, 2004–266,114,566)	1,682,368	1,680,096	1,677,291
Surplus	287,628	278,840	323,273
Retained earnings	1,333,655	1,129,793	925,052
Accumulated other comprehensive income (loss), net of tax of $336 (December 31, 2004 - $6,780; June 30, 2004-($42,657))	(12,901)	35,454	(122,334)
Treasury stock – at cost, 13,461,598 shares (December 31, 2004 – 13,433,904; June 30, 2004–13,433,904)	(207,317)	(206,437)	(206,437)

	3,270,308	3,104,621	2,783,720

	$46,014,829	$44,401,576	$39,556,239

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2005	2004	2005	2004

INTEREST INCOME:
Loans	$510,184	$417,841	$1,015,505	$826,337
Money market investments	7,906	6,349	15,440	12,162
Investment securities	120,689	102,444	235,056	197,476
Trading account securities	8,317	5,636	14,375	15,037

	647,096	532,270	1,280,376	1,051,012

INTEREST EXPENSE:
Deposits	99,688	79,270	196,744	157,385
Short-term borrowings	77,376	35,448	143,179	67,610
Long-term debt	112,602	76,849	225,737	154,600

	289,666	191,567	565,660	379,595

Net interest income	357,430	340,703	714,716	671,417
Provision for loan losses	49,936	41,349	94,272	86,027

Net interest income after provision for loan losses	307,494	299,354	620,444	585,390
Service charges on deposit accounts	45,132	40,540	88,824	81,622
Other service fees	83,841	77,859	162,856	147,413
Gain on sale and valuation of investment securities	561	402	51,811	13,435
Trading account profit (loss)	19,668	615	23,431	(1,551)
Gain on sale of loans	15,274	12,047	25,090	18,315
Other operating income	25,982	27,506	44,035	44,971

	497,952	458,323	1,016,491	889,595

OPERATING EXPENSES:
Personnel costs:
Salaries	115,807	105,414	231,349	206,978
Profit sharing	6,268	5,639	11,915	11,321
Pension and other benefits	32,177	30,507	66,904	63,825

	154,252	141,560	310,168	282,124
Net occupancy expenses	25,881	22,820	50,695	43,865
Equipment expenses	30,230	28,118	58,844	55,298
Other taxes	9,465	9,729	18,720	19,221
Professional fees	27,316	22,548	54,899	42,634
Communications	15,262	15,450	30,939	30,883
Business promotion	25,667	17,535	45,920	33,926
Printing and supplies	4,589	4,818	9,126	9,389
Other operating expenses	29,396	27,282	57,339	50,456
Amortization of intangibles	2,141	1,800	4,383	3,602

	324,199	291,660	641,033	571,398

Income before income tax and cumulative effect of accounting change	173,753	166,663	375,458	318,197
Income tax	41,393	38,864	83,826	71,894

Income before cumulative effect of accounting change	132,360	127,799	291,632	246,303
Cumulative effect of accounting change, net of tax	—	—	3,607	—

NET INCOME	$132,360	$127,799	$295,239	$246,303

NET INCOME APPLICABLE TO COMMON STOCK	$129,382	$124,821	$289,283	$240,347

BASIC EARNINGS PER COMMON SHARE (EPS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.48	$0.47	$1.07	$0.90

DILUTED EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.48	$0.47	$1.07	$0.90

BASIC AND DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.48	$0.47	$1.08	$0.90

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2005	2004

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,680,096	837,566
Common stock issued under the Dividend Reinvestment Plan	2,241	997
Transfer from retained earnings resulting from stock split	—	838,645
Options exercised	31	83

Balance at end of period	1,682,368	1,677,291

Surplus:
Balance at beginning of year	278,840	314,638
Common stock issued under the Dividend Reinvestment Plan	7,062	5,949
Options granted	1,639	1,880
Options exercised	87	502
Restricted stock expense	—	304

Balance at end of period	287,628	323,273

Retained earnings:
Balance at beginning of year	1,129,793	1,601,851
Net income	295,239	246,303
Cash dividends declared on common stock	(85,421)	(78,501)
Cash dividends declared on preferred stock	(5,956)	(5,956)
Transfer to common stock resulting from stock split	—	(838,645)

Balance at end of period	1,333,655	925,052

Accumulated other comprehensive (loss) income:
Balance at beginning of year	35,454	19,014
Other comprehensive loss, net of tax	(48,355)	(141,348)

Balance at end of period	(12,901)	(122,334)

Treasury stock — at cost:
Balance at beginning of year	(206,437)	(205,527)
Purchase of common stock	(1,467)	(1,259)
Reissuance of common stock	587	349

Balance at end of period	(207,317)	(206,437)

Total stockholders’ equity	$3,270,308	$2,783,720

Disclosure of changes in number of shares:

	June 30,	December 31,	June 30,
	2005	2004	2004

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	280,016,007	139,594,296	139,594,296
Issued under the Dividend Reinvestment Plan	373,430	447,138	166,061
Stock split	—	139,877,770	139,774,235
Options exercised	5,176	96,803	13,878

Balance at end of period	280,394,613	280,016,007	279,548,470

Treasury stock	(13,461,598)	(13,433,904)	(13,433,904)

Common Stock — Outstanding	266,933,015	266,582,103	266,114,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Net income	$132,360	$127,799	$295,239	$246,303

Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(182)	4,247	(428)	(11,256)
Unrealized gains (losses) arising during the period	155,416	(347,229)	(4,303)	(165,044)
Reclassification adjustment for gains included in net income	(561)	(385)	(51,288)	(11,998)

Net (loss) gain on cash flow hedges	(4,317)	5,079	(1,779)	1,352
Reclassification adjustment for losses (gains) included in net income	2,388	(1,550)	2,999	27

	152,744	(339,838)	(54,799)	(186,919)

Income tax (expense) benefit	(38,001)	86,059	6,444	45,571

Total other comprehensive income (loss), net of tax	114,743	(253,779)	(48,355)	(141,348)

Comprehensive income (loss)	$247,103	($125,980)	$246,884	$104,955

Disclosure of accumulated other comprehensive (loss) income:

	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Foreign currency translation adjustment	($35,958)	($35,530)	($35,753)

Unrealized gains (losses) on securities	22,914	78,505	(126,784)
Tax effect	(317)	(7,198)	41,615

Net of tax amount	22,597	71,307	(85,169)

Unrealized gains (losses) on cash flows hedges	113	(1,107)	(2,820)
Tax effect	(19)	418	1,042

Net of tax amount	94	(689)	(1,778)

Cumulative effect of accounting change	366	366	366

Accumulated other comprehensive (loss) income, net of tax	($12,901)	$35,454	($122,334)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$295,239	$246,303
Less: Cumulative effect of accounting change, net of tax	3,607	—

Net income before cumulative effect of accounting change	291,632	$246,303

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	40,619	36,536
Provision for loan losses	94,272	86,027
Amortization of intangibles	4,383	3,602
Net gain on sale and valuation of investment securities	(51,811)	(13,435)
Net gain on disposition of premises and equipment	(10,870)	(13,530)
Net gain on sale of loans, excluding loans held-for-sale	(3,123)	(4,544)
Net amortization of premiums and accretion of discounts on investments	20,847	20,822
Net amortization of premiums and deferred loan origination fees and costs	59,128	49,760
Earnings from investments under the equity method	(4,570)	(3,786)
Stock options expense	1,661	2,012
Net decrease (increase) in loans held-for-sale	1,521,483	(66,170)
Net decrease (increase) in trading securities	446,473	(169,940)
Net decrease (increase) in accrued income receivable	71	(7,453)
Net decrease (increase) in other assets	10,784	(107,869)
Net increase in interest payable	8,080	8,596
Net (decrease) increase in deferred and current taxes	(36,545)	7,847
Net increase in postretirement benefit obligation	1,600	3,656
Net decrease in other liabilities	(35,400)	(17,164)

Total adjustments	2,067,082	(185,033)

Net cash provided by operating activities	2,358,714	61,270

Cash flows from investing activities:
Net increase in money market investments	(116,598)	(169,859)
Purchases of investment securities:
Available-for-sale	(2,361,017)	(2,888,354)
Held-to-maturity	(30,878,757)	(579,124)
Other	(54,394)	(12,429)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,755,912	2,351,965
Held-to-maturity	31,059,677	478,439
Other	26,484	—
Proceeds from sale of investment securities available-for-sale	139,455	116,388
Net disbursements on loans	(953,019)	(617,964)
Proceeds from sale of loans	63,740	151,646
Acquisition of loan portfolios	(1,214,096)	(1,769,045)
Assets acquired, net of cash	(180,744)	—
Acquisition of premises and equipment	(81,142)	(56,845)
Proceeds from sale of premises and equipment	25,463	24,211

Net cash used in investing activities	(2,769,036)	(2,970,971)

Cash flows from financing activities:
Net increase in deposits	1,755,066	1,126,414
Net increase in federal funds purchased and assets sold under agreements to repurchase	1,391,596	1,138,691
Net (decrease) increase in other short-term borrowings	(1,150,607)	230,068
Net (payments of) proceeds from notes payable and capital securities	(1,281,224)	642,924
Dividends paid	(91,309)	(77,753)
Proceeds from issuance of common stock	9,399	7,399
Treasury stock acquired	(1,467)	(1,259)

Net cash provided by financing activities	631,454	3,066,484

Cash effect of change in accounting principle	(1,572)	—

Net increase in cash and due from banks	219,560	156,783
Cash and due from banks at beginning of period	716,459	688,090

Cash and due from banks at end of period	$936,019	$844,873

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of operations and basis of presentation
Popular, Inc. (the “Corporation”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America in California, Texas, Illinois, New York, New Jersey and Florida, and financial services stores under the name of Popular Cash Express. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation continues to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries systems infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has a solid record of success in 11 Latin American countries. Note 15 to the unaudited consolidated financial statements presents information about each of the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, of a normal recurring nature, for a fair presentation of such results. Certain reclassifications have been made to the prior period unaudited consolidated financial statements to conform to the 2005 presentation.
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

Principal acquisition during 2005
In January 2005, the Corporation completed the acquisition of Kislak Financial Corporation (“Kislak”), the holding company of Kislak National Bank, based in South Florida. Immediately prior to the acquisition, Kislak had assets of approximately $965 million, a loan portfolio of approximately $590 million and deposits of approximately $659 million.
Subsequent event
On August 3, 2005, the Corporation and E-LOAN, Inc., an online consumer direct lender, announced the signing of a definitive merger agreement under which Popular, Inc. will acquire 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. in cash for approximately $300 million. E-LOAN, Inc. originated over $5 billion in mortgage, home equity, and auto loans in 2004. The transaction, which was unanimously approved by the boards of directors of both companies, is subject to E-LOAN, Inc. shareholder approval and is expected to close in the fourth quarter of 2005. This transaction will further expand Popular, Inc.’s penetration into the U.S. market, complement its existing non-prime and warehouse lending businesses, and enhance its technology platform. E-LOAN, Inc. will maintain its brand identity and become a wholly-owned subsidiary of PFH.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At June 30, 2005, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income (December 31, 2004 — $36 million; June 30, 2004 — $36 million).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the quarter ended June 30, 2005, approximately $0.5 million in remeasurement losses on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive (loss) income. For the six months ended June 30, 2005, net remeasurement gains totaled $0.3 million. These net gains relate to improvement in the Dominican peso’s exchange rate to the U.S. dollar from $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, to $27.88 at June 30, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer considered highly inflationary under the guidance described above. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 100.3 percent at June 30, 2005.

Note 2 – Recent Accounting Developments
Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”
In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable securities, yield and nonaccretable difference in the balance sheet. Subsequent substantial increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments.
SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the Corporation’s financial condition or results of operations for the six months ended June 30, 2005.
Issue 03-1, “Meaning of Other Than Temporary Impairment”
In March 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were implemented by the Corporation for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue 03-1-a, to address the application of Issue 03-1 to debt securities that are impaired solely because of interest rates and / or sector spread increases and that are analyzed for impairment under paragraph 16 of Issue 03-1. EITF Issue 03-1-1 expanded the scope of the deferral to include all securities covered by Issue 03-1. Both delayed the recognition and measurement provisions of Issue 03-1 pending the issuance of further implementation guidance.
In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

The Corporation is waiting for the issuance of the final guidance to evaluate the effects of the recognition and measurement provisions that the proposed statement, as amended, may have on its financial condition and results of operations.
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
SFAS No. 153, “Exchanges of Nonmonetary Assets”
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cash flows.
SFAS No. 154, “Accounting Changes and Error Corrections”
In May 2005, the FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.
SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Corporation is currently evaluating the impact that this new accounting pronouncement may have on its financial condition and results of operations.
FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143
In March 2005, the FASB issued financial interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cash flows.
FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. To date, the Corporation has not provided for income taxes on unremitted earnings generated by the non-U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.

Note 3 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of June 30, 2005, December 31, 2004 and June 30, 2004 were as follows:

	AS OF JUNE 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$553,267	$16	$8,634	$544,649
Obligations of other U.S. Government agencies and corporations	7,626,640	42,100	42,705	7,626,035
Obligations of Puerto Rico, States and political subdivisions	167,897	5,419	942	172,374
Collateralized mortgage obligations	1,692,703	6,683	7,970	1,691,416
Mortgage-backed securities	1,600,601	15,738	12,725	1,603,614
Equity securities	47,767	22,302	394	69,675
Others	124,788	5,045	653	129,180

	$11,813,663	$97,303	$74,023	$11,836,943

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$547,581	—	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	6,882,662	$28,196	31,995	6,878,863
Obligations of Puerto Rico, States and political subdivisions	128,900	4,616	1,558	131,958
Collateralized mortgage obligations	1,606,721	6,598	7,365	1,605,954
Mortgage-backed securities	1,828,919	25,476	6,626	1,847,769
Equity securities	22,796	84,425	298	106,923
Others	65,695	1,243	245	66,693

	$11,083,274	$150,554	$71,683	$11,162,145

	AS OF JUNE 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$551,752	—	$43,752	$508,000
Obligations of other U.S. Government agencies and corporations	6,633,520	$13,585	154,582	6,492,523
Obligations of Puerto Rico, States and political subdivisions	125,818	4,671	2,509	127,980
Collateralized mortgage obligations	1,650,052	8,335	12,795	1,645,592
Mortgage-backed securities	1,698,379	24,123	24,111	1,698,391
Equity securities	23,034	59,849	298	82,585
Others	57,728	1,616	550	58,794

	$10,740,283	$112,179	$238,597	$10,613,865

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005, December 31, 2004 and June 30, 2004:

	AS OF JUNE 30, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,942	$317	$54,625
Obligations of other U.S. Government agencies and corporations	3,249,909	30,400	3,219,509
Obligations of Puerto Rico, States and political subdivisions	19,197	141	19,056
Collateralized mortgage obligations	443,224	5,659	437,565
Mortgage-backed securities	809,680	8,455	801,225
Equity securities	7,641	394	7,247
Others	6,526	653	5,873

	$4,591,119	$46,019	$4,545,100

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$488,504	$8,317	$480,187
Obligations of other U.S. Government agencies and corporations	1,009,693	12,305	997,388
Obligations of Puerto Rico, States and political subdivisions	45,223	801	44,422
Collateralized mortgage obligations	92,450	2,311	90,139
Mortgage-backed securities	250,154	4,270	245,884

	$1,886,024	$28,004	$1,858,020

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$543,446	$8,634	$534,812
Obligations of other U.S. Government agencies and corporations	4,259,602	42,705	4,216,897
Obligations of Puerto Rico, States and political subdivisions	64,420	942	63,478
Collateralized mortgage obligations	535,674	7,970	527,704
Mortgage-backed securities	1,059,834	12,725	1,047,109
Equity securities	7,641	394	7,247
Others	6,526	653	5,873

	$6,477,143	$74,023	$6,403,120

	AS OF DECEMBER 31, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,889	$292	$54,597
Obligations of other U.S. Government agencies and corporations	3,371,503	19,038	3,352,465
Obligations of Puerto Rico, States and political subdivisions	10,957	129	10,828
Collateralized mortgage obligations	434,001	4,690	429,311
Mortgage-backed securities	921,534	6,581	914,953
Equity securities	300	298	2
Others	6,553	245	6,308

	$4,799,737	$31,273	$4,768,464

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$492,692	$23,304	$469,388
Obligations of other U.S. Government agencies and corporations	492,816	12,957	479,859
Obligations of Puerto Rico, States and political subdivisions	43,700	1,429	42,271
Collateralized mortgage obligations	136,923	2,675	134,248
Mortgage-backed securities	1,217	45	1,172

	$1,167,348	$40,410	$1,126,938

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$547,581	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	3,864,319	31,995	3,832,324
Obligations of Puerto Rico, States and political subdivisions	54,657	1,558	53,099
Collateralized mortgage obligations	570,924	7,365	563,559
Mortgage-backed securities	922,751	6,626	916,125
Equity securities	300	298	2
Others	6,553	245	6,308

	$5,967,085	$71,683	$5,895,402

	AS OF JUNE 30, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,894	$292	$54,602
Obligations of other U.S. Government agencies and corporations	5,372,515	126,994	5,245,521
Obligations of Puerto Rico, States and political subdivisions	8,228	48	8,180
Collateralized mortgage obligations	687,616	12,664	674,952
Mortgage-backed securities	836,300	16,949	819,351
Equity securities	300	298	2
Others	7,173	542	6,631

	$6,967,026	$157,787	$6,809,239

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$496,858	$43,460	$453,398
Obligations of other U.S. Government agencies and corporations	485,820	27,588	458,232
Obligations of Puerto Rico, States and political subdivisions	43,700	2,461	41,239
Collateralized mortgage obligations	47,619	131	47,488
Mortgage-backed securities	340,572	7,162	333,410
Others	1,002	8	994

	$1,415,571	$80,810	$1,334,761

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$551,752	$43,752	$508,000
Obligations of other U.S. Government agencies and corporations	5,858,335	154,582	5,703,753
Obligations of Puerto Rico, States and political subdivisions	51,928	2,509	49,419
Collateralized mortgage obligations	735,235	12,795	722,440
Mortgage-backed securities	1,176,872	24,111	1,152,761
Equity securities	300	298	2
Others	8,175	550	7,625

	$8,382,597	$238,597	$8,144,000

The unrealized loss positions of available-for-sale securities at June 30, 2005 are primarily associated with U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued collateralized mortgage obligations, and mortgage-backed securities. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at June 30, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.
During the six months ended June 30, 2005, the Corporation recognized through earnings approximately $1.9 million in losses in the available-for-sale portfolio that management considered to be other than temporarily impaired. These realized losses were associated with equity securities and interest only strips.
The following table states the name of issuers, and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	June 30, 2005		December 31, 2004		June 30, 2004
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,859,220	$1,866,276	$1,915,392	$1,931,026	$1,746,675	$1,745,011
FHLB	7,474,253	7,474,274	6,669,002	6,671,910	6,204,018	6,065,827
Freddie Mac	1,053,794	1,048,215	1,322,095	1,318,525	1,275,548	1,258,111

Note 4 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of June 30, 2005, December 31, 2004 and June 30, 2004 were as follows:

	AS OF JUNE 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$54,115	$154	$52	$54,217
Obligations of Puerto Rico, States and political subdivisions	75,252	4,640	118	79,774
Collateralized mortgage obligations	547	—	60	487
Others	48,073	684	10	48,747

	$177,987	$5,478	$240	$183,225

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$176,954	$9	$1	$176,962
Obligations of Puerto Rico, States and political subdivisions	116,878	2,904	119	119,663
Collateralized mortgage obligations	623	—	65	558
Others	46,395	1,325	4	47,716

	$340,850	$4,238	$189	$344,899

	AS OF JUNE 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$33,019	$2	—	$33,021
Obligations of Puerto Rico, States and political subdivisions	194,645	81	$12,904	181,822
Collateralized mortgage obligations	719	—	93	626
Others	59,349	1,368	2	60,715

	$287,732	$1,451	$12,999	$276,184

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005, December 31, 2004 and June 30, 2004:

	AS OF JUNE 30, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$27,004	$52	$26,952
Others	750	10	740

	$27,754	$62	$27,692

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,037	$118	$22,919
Collateralized mortgage obligations	547	60	487
Others	250	—	250

	$23,834	$178	$23,656

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$27,004	$52	$26,952
Obligations of Puerto Rico, States and political subdivisions	23,037	118	22,919
Collateralized mortgage obligations	547	60	487
Others	1,000	10	990

	$51,588	$240	$51,348

	AS OF DECEMBER 31, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	1,078	9	1,069
Others	750	4	746

	$23,811	$14	$23,797

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,080	$110	$21,970
Collateralized mortgage obligations	623	65	558
Others	250	—	250

	$22,953	$175	$22,778

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	23,158	119	23,039
Collateralized mortgage obligations	623	65	558
Others	1,000	4	996

	$46,764	$189	$46,575

	AS OF JUNE 30, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$175,185	$12,720	$162,465
Others	500	2	498

	$175,685	$12,722	$162,963

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$3,315	$184	$3,131
Collateralized mortgage obligations	719	93	626

	$4,034	$277	$3,757

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$178,500	$12,904	$165,596
Collateralized mortgage obligations	719	93	626
Others	500	2	498

	$179,719	$12,999	$166,720

Management believes that the unrealized losses in the held-to-maturity portfolio at June 30, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.
Note 5 — Pledged and Other Restricted Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Investment securities available-for-sale	$3,156,792	$2,802,647	$2,827,597
Investment securities held-to-maturity	1,257	1,378	1,490
Loans	10,411,283	10,749,244	9,436,697

	$13,569,332	$13,553,269	$12,265,784

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
In compliance with rules and regulations of the Securities and Exchange Commission, at June 30, 2005, the Corporation had securities with a market value of $692 thousand segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary (December 31, 2004 — $899 thousand; June 30, 2004 — $967 thousand). These securities are classified in the consolidated statements of condition within the trading securities category.
As required by the Puerto Rico International Banking Center Law, at June 30, 2005, December 31, 2004 and

June 30, 2004, the Corporation maintained separately for its two international banking entities (IBEs), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets.
Note 6 — Derivative Instruments and Hedging Activities
In managing its market risk, the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts, floors and options embedded in financial contracts.
In April 2005, the Corporation entered into a $100 million notional amount interest rate swap transaction to economically hedge the value of originated and acquired loans prior to their securitization. This interest rate swap was terminated in May 2005 and changes in fair value were recognized in current earnings. This interest rate swap was not designated as an accounting hedge as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the second quarter of 2005, the Corporation recognized a loss of $0.6 million related to changes in fair value of this interest rate swap that were included in other income.
There were no other changes in derivative instruments and hedging activities having a significant impact in the Corporation’s financial condition or results of operations from December 31, 2004 to June 30, 2005.
Note 7 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2004 and 2005, allocated by reportable segment, and in the case of Popular Puerto Rico, as an additional disclosure, by business area, were as follows (refer to Note 15 for the definition of the Corporation’s reportable segments):

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2005	acquired	June 30, 2005

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	3,322	$513	3,835
U.S. Financial Services	309,709	111,695	421,404
Popular Financial Holdings	9,514	—	9,514
Processing	39,090	4,117	43,207

Total Popular, Inc.	$411,308	$116,325	$527,633

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2004	acquired	June 30, 2004

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	1,556	—	1,556
U.S. Financial Services	93,586	—	93,586
Popular Financial Holdings	8,870	$644	9,514
Processing	37,805	40	37,845

Total Popular, Inc.	$191,490	$684	$192,174

No goodwill was written-down during the six months ended June 30, 2005 and 2004.

At June 30, 2005 and December 31, 2004, other than goodwill, the Corporation had $65 thousand of identifiable intangibles with an indefinite useful life related to a trademark. There were no identifiable intangibles with an indefinite useful life at June 30, 2004. The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2005		December 31, 2004		June 30, 2004
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$95,898	$54,490	$86,327	$50,376	$67,479	$46,854

Other customer relationships	2,400	144	726	59	3,536	597

Other intangibles	3,443	1,098	3,295	877	359	135

Total	$101,741	$55,732	$90,348	$51,312	$71,374	$47,586

The increase in goodwill and other intangible assets from the end of 2004 to June 30, 2005 was mostly the result of the acquisition of Kislak. Partially offsetting the increase were certain core deposits intangibles that became fully amortized during 2004 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.
During the quarter and six months ended June 30, 2005, the Corporation recognized $2.1 million and $4.4 million, respectively, in amortization expense related to other intangible assets with definite lives (June 30, 2004 — $1.8 million and $3.6 million, respectively).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2005	$8,737
2006	8,613
2007	6,849
2008	5,195
2009	4,674
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 8 — Commitments and Contingencies
In the normal course of business the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at June 30, 2005 were $27 million and $215 million, respectively (December 31, 2004 — $19 million and $187 million; June 30, 2004 — $18 million and $161 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which were not reflected in the accompanying financial statements.
At June 30, 2005, the Corporation recorded a liability of $385 thousand (December 31, 2004 — $333 thousand; June 30, 2004 — $311 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002. This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The

Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.
The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated $3.8 billion at June 30, 2005 (December 31, 2004 — $3.9 billion; June 30, 2004 — $3.6 billion). In addition, at June 30, 2005, the Corporation fully and unconditionally guaranteed $824 million of capital securities (December 31, 2004 — $824 million; June 30, 2004 — $444 million) issued by four (December 31, 2004 — four; June 30, 2004 — two) wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the quarter ended March 31, 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries, which as of June 30, 2004 and December 31, 2004 amounted to $216 million and $210 million, respectively.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 9 — Stock Option and Other Incentive Plans
Since 2001, the Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaces and supersedes the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at June 30, 2005 under the original terms of the Stock Option Plan.
The Corporation recognized $0.9 million and $1.7 million in stock option expense for the quarter and six months ended June 30, 2005, respectively (June 30, 2004 — $1.3 million and $2.0 million, respectively).
The following table presents information on stock options at June 30, 2005:

(Not in thousands)
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$14.39 — $18.50	1,631,191	$15.81	7.23 years	842,306	$15.61
$19.25 — $27.20	1,654,964	$25.29	9.01 years	256,858	$23.75

$14.39 — $27.20	3,286,155	$20.58	8.12 years	1,099,164	$17.51

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2004	1,778,588	$15.88
Granted	997,232	23.95
Exercised	(110,681)	15.82
Forfeited	(81,150)	23.22

Outstanding at December 31, 2004	2,583,989	$18.76
Granted	707,342	27.20
Exercised	(5,176)	18.62

Outstanding at June 30, 2005	3,286,155	$20.58

The stock options exercisable at June 30, 2005 totaled 1,099,164 (June 30, 2004 — 658,808).
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

During the quarter ended June 30, 2005, the Corporation granted 25,658 shares of restricted stock under the Incentive Plan for members of the Board of Directors of Popular, Inc. and BPPR. For the six months ended June 30, 2005 there were 199,464 shares purchased and granted under the Incentive Plan for both corporate executive officers and members of the Board of Directors of Popular, Inc. and BPPR.
Also, during the first quarter of 2005, the Compensation Committee approved incentive awards for certain corporate executive officers under the Incentive Plan, based on the 2005 performance payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2006 subject to the attainment of the established performance goals for 2005. During the quarter and six months ended June 30, 2005, the Corporation recognized $0.4 million and $1.2 million, respectively, of restricted stock expense related to the executive officers incentive awards. The compensation cost was estimated based upon the shorter of the vesting period stipulated in the short and long-term incentive awards or the participant attaining 55 years of age.
In addition, during the quarter ended June 30, 2005, shares of restricted stock were granted to members of the Board of Directors of Popular, Inc. and BPPR. During the quarter and six months ended June 30, 2005, the Corporation recognized $97 thousand and $263 thousand, respectively, of restricted stock expense related to such grants.

Note 10 — Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Six months ended		Quarters ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$3,940	$3,433	$7,831	$7,399	$240	$163	$480	$326
Interest cost	7,438	6,956	14,876	13,983	313	233	626	466
Expected return on plan assets	(10,281)	(9,340)	(20,181)	(18,662)	(203)	(172)	(406)	(344)
Amortization of asset obligation	(215)	(615)	(430)	(1,230)	—	—	—	—
Amortization of prior service cost	100	100	200	220	(27)	(26)	(54)	(52)
Amortization of net loss	17	14	34	25	147	75	294	150

Net periodic cost	$999	548	2,330	1,735	470	273	940	546
Curtailment loss	—	—	—	849	—	—	—	—
Early retirement cost	—	—	—	2,219	—	—	—	—

Total cost	$999	$548	$2,330	$4,803	$470	$273	$940	$546

During the six months ended June 30, 2005, contributions made to the pension and restoration plans approximated $1.4 million. The Corporation expects to contribute $0.8 million to the pension plans and $2.7 million to the benefit restoration plans during 2005.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2005 and 2004 were as follows:

	Postretirement benefit plan
	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2005	2004	2005	2004

Service cost	$679	$761	$1,353	$1,574
Interest cost	2,067	2,316	4,134	4,645
Amortization of prior service cost	(262)	(239)	(524)	(525)
Amortization of net loss	423	689	846	1,378

Net periodic cost	2,907	3,527	5,809	7,072
Curtailment gain	—	—	—	(1,005)
Early retirement cost	—	—	—	347

Total cost	$2,907	$3,527	$5,809	$6,414

As of June 30, 2005, contributions made to the postretirement benefit plan approximated $3.0 million. The Corporation presently expects to contribute $6.7 million to the postretirement benefit plan during 2005.
Note 11 — Trust Preferred Securities
At June 30, 2005, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46.
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
Note 12 — Stockholders’ Equity
The Corporation has a dividend reinvestment and stock purchase plan under which stockholders may reinvest their quarterly dividends in shares of common stock at a 5% discount from the average market price at the time of issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments at prevailing market rates.

The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s only outstanding class of preferred stock is its 6.375% noncumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are perpetual, nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $285 million at June 30, 2005 (December 31, 2004 — $285 million; June 30, 2004 — $338 million). During the six months ended June 30, 2005 and June 30, 2004 there were no transfers between the statutory reserve account and the retained earnings account.
Note 13 — Earnings per Common Share
A computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Six months ended
	June 30,		June 30,

(In thousands, except share information)	2005	2004	2005		2004

Net income	$132,360	$127,799	$295,239		$246,303
Less: Preferred stock dividends	2,978	2,978	5,956		5,956

Net income applicable to common stock after cumulative effect of accounting change	$129,382	$124,821	$289,283		$240,347

Net income applicable to common stock before cumulative effect of accounting change	$129,382	$124,821	$285,676		$240,347

Average common shares outstanding	267,038,028	266,178,304	266,940,776		266,087,827
Average potential common shares	442,529	241,410	514,134		263,182

Average common shares outstanding — assuming dilution	267,480,557	266,419,714	267,454,910		266,351,009

Basic earnings per common share before cumulative effect of accounting change	$0.48	$0.47	$1.07		$0.90

Diluted earnings per common share before cumulative effect of accounting change	$0.48	$0.47	$1.07	*	$0.90

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.48	$0.47	$1.08		$0.90

*	Quarterly amounts for 2005 do not add to the year-to-date total due to rounding.
Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six months periods ended June 30, 2005, there were 407,865 and 713,850 weighted average antidilutive stock options outstanding, respectively (June 30, 2004 — 973,466 and 922,275, respectively). All shares of restricted stock are treated as outstanding for purposes of this computation.

Note 14 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
During the quarter ended June 30, 2005, the Corporation paid interest and income taxes amounting to $558 million and $120 million, respectively (June 30, 2004 — $371 million and $62 million, respectively). Loans receivable transferred to other real estate and other property for the six months ended June 30, 2005, amounted to $61 million and $12 million, respectively (June 30, 2004 — $49 million and $13 million, respectively).
In addition, during the six months ended June 30, 2005, the Corporation transferred $1.7 billion of mortgage loans held-in-portfolio to loans held-for-sale with the intent to securitize the financial assets in transactions structured as sales under the provisions of SFAS No. 140, or for future whole-loan sales in the secondary market. The transfer was accounted at lower of cost or fair value. Since the beginning of 2005, the Corporation, through its subsidiary PFH, completed three securitization transactions of mortgage loans held-for-sale which met the criteria for sale accounting under SFAS No. 140. The cash inflows from these transactions were reflected as part of operating activities in the consolidated statement of cash flows. During 2004, PFH’s securitization transactions did not meet the criteria for sale accounting under SFAS No. 140, as such the transactions were accounted as secured borrowings and the cash inflows were reflected as financing activities in the consolidated statement of cash flows.
Note 15 — Segment Reporting
In connection with the reorganization of the Corporation’s corporate structure during 2004, the Corporation realigned its business segments to reflect its new business structure, referred to by management as “business circles”. There is one circle for each of the Corporation’s four principal businesses — Popular Puerto Rico, United States Financial Services, Popular Financial Holdings and Processing. Each business circle has been identified as a reportable segment. Also, a corporate circle has been defined to support the business circles.
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
Popular Puerto Rico:
Given that Popular Puerto Rico constitutes approximately 69% of the Corporation’s net income and 56% of its total assets as of June 30, 2005, additional disclosures are provided for the business areas included in this reportable segment, as described below:
-	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds as well as a proportionate share of the investment function of BPPR.

-	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

-	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.

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
Popular Financial Holdings:
This reportable segment corresponds to the Corporation’s consumer lending subsidiaries in the United States, principally Popular Financial Holdings, Inc. and its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Mortgage Servicing, Inc. and Popular Housing Services, Inc. These subsidiaries are primarily engaged in the business of originating non-prime mortgage and personal loans, acquiring retail installment contracts and providing warehouse lines to small and medium-sized mortgage companies. This segment also maintains a substantial wholesale broker network as well as loan servicing and asset acquisition units.
Processing:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; and ATH Costa Rica, S.A. and CreST, S.A., located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (Serfinsa), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
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
Prior period amounts corresponding to the periods ended June 30, 2004 and December 31, 2004 have been restated to reflect changes in segment reporting.

2005
For the quarter ended June 30, 2005

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$227,768	$87,178	$51,350	($120)	—	$366,176
Provision for loan losses	23,947	7,052	18,937	—	—	49,936
Other income	123,046	27,708	17,227	55,964	($36,603)	187,342
Amortization of intangibles	633	1,455	—	53	—	2,141
Depreciation expense	10,736	3,789	1,195	4,528	(17)	20,231
Other operating expenses	172,803	70,772	39,307	40,388	(36,485)	286,785
Income tax	30,974	11,635	3,426	3,860	47	49,942

Net income before cumulative effect of accounting change	111,721	20,183	5,712	7,015	(148)	144,483
Cumulative effect of accounting change	—	—	—	260	—	260

Net income after cumulative effect of accounting change	$111,721	$20,183	$5,712	$7,275	($148)	$144,743

Segment Assets	$25,915,476	$11,596,622	$8,185,711	$247,228	($392,054)	$45,552,983

For the quarter ended June 30, 2005

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$366,176	($9,091)	$345	$357,430
Provision for loan losses	49,936	—	—	49,936
Other income	187,342	3,136	(20)	190,458
Amortization of intangibles	2,141	—	—	2,141
Depreciation expense	20,231	378	—	20,609
Other operating expenses	286,785	14,683	(19)	301,449
Income tax	49,942	(8,584)	35	41,393

Net income (loss) before cumulative effect of accounting change	144,483	(12,432)	309	132,360
Cumulative effect of accounting change	260	(260)	—	—

Net income (loss) after cumulative effect of accounting change	$144,743	($12,692)	$309	$132,360

Segment Assets	$45,552,983	$5,873,751	($5,411,905)	$46,014,829

For the six months ended June 30, 2005

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$445,728	$176,603	$109,404	($302)	—	$731,433
Provision for loan losses	49,411	14,295	30,566	—	—	94,272
Other income	217,251	56,504	27,849	110,657	($70,561)	341,700
Amortization of intangibles	1,256	3,056	—	71	—	4,383
Depreciation expense	21,238	7,700	2,242	8,719	(36)	39,863
Other operating expenses	336,241	143,353	78,529	81,335	(70,024)	569,434
Income tax	55,020	24,443	9,711	6,628	(113)	95,689

Net income before cumulative effect of accounting change	199,813	40,260	16,205	13,602	(388)	269,492
Cumulative effect of accounting change	3,221	(209)	—	412	(247)	3,177

Net income after cumulative effect of accounting change	$203,034	$40,051	$16,205	$14,014	($635)	$272,669

For the six months ended June 30, 2005

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$731,433	($17,406)	$689	$714,716
Provision for loan losses	94,272	—	—	94,272
Other income	341,700	54,386	(39)	396,047
Amortization of intangibles	4,383	—	—	4,383
Depreciation expense	39,863	756	—	40,619
Other operating expenses	569,434	26,636	(39)	596,031
Income tax	95,689	(12,031)	168	83,826

Net income before cumulative effect of accounting change	269,492	21,619	521	291,632
Cumulative effect of accounting change	3,177	430	—	3,607

Net income after cumulative effect of accounting change	$272,669	$22,049	$521	$295,239

2004
For the quarter ended June 30, 2004

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$219,174	$61,294	$67,097	$70	($17)	$347,618
Provision for loan losses	22,335	7,483	11,531	—	—	41,349
Other income	105,075	21,790	7,355	43,601	(21,574)	156,247
Amortization of intangibles	640	1,146	—	14	—	1,800
Depreciation expense	10,088	3,267	1,005	2,790	973	18,123
Other operating expenses	159,892	54,162	34,783	35,041	(24,175)	259,703
Income tax	24,597	5,818	10,174	1,704	632	42,925

Net income	$106,697	$11,208	$16,959	$4,122	$979	$139,965

Segment Assets	$23,963,562	$7,532,510	$7,910,974	$223,441	($413,323)	$39,217,164

For the quarter ended June 30, 2004

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$347,618	($7,106)	$191	$340,703
Provision for loan losses	41,349	—	—	41,349
Other income	156,247	2,748	(26)	158,969
Amortization of intangibles	1,800	—	—	1,800
Depreciation expense	18,123	205	—	18,328
Other operating expenses	259,703	11,878	(49)	271,532
Income tax	42,925	(4,119)	58	38,864

Net income (loss)	$139,965	($12,322)	$156	$127,799

Segment Assets	$39,217,164	$4,733,757	($4,394,682)	$39,556,239

For the six months ended June 30, 2004

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$436,616	$121,274	$129,828	($1,547)	($30)	$686,141
Provision for loan losses	47,430	15,508	23,089	—	—	86,027
Other income	179,138	44,221	9,908	100,881	(47,847)	286,301
Amortization of intangibles	1,281	2,293	—	28	—	3,602
Depreciation expense	20,206	6,547	1,771	6,644	961	36,129
Other operating expenses	299,884	109,303	67,740	82,535	(49,787)	509,675
Income tax	45,970	11,134	17,675	2,517	374	77,670

Net income	$200,983	$20,710	$29,461	$7,610	$575	$259,339

For the six months ended June 30, 2004

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$686,141	($15,106)	$382	$671,417
Provision for loan losses	86,027	—	—	86,027
Other income	286,301	17,953	(49)	304,205
Amortization of intangibles	3,602	—	—	3,602
Depreciation expense	36,129	407	—	36,536
Other operating expenses	509,675	21,634	(49)	531,260
Income tax	77,670	(5,890)	114	71,894

Net income (loss)	$259,339	($13,304)	$268	$246,303

During the six months ended June 30, 2005, the holding companies realized net gains on sale of marketable equity securities (before tax) of approximately $50.5 million (June 30, 2004 — $12.7 million). These gains are included in “other income” within the “Corporate” circle. No such net gains were realized in the quarters ended June 30, 2005 and 2004.

Additional disclosures with respect to Popular Puerto Rico reportable segment follow:
2005
For the quarter ended June 30, 2005

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$74,370	$149,961	$3,437	—	$227,768
Provision for loan losses	7,043	16,904	—	—	23,947
Other income	44,951	57,818	19,440	$837	123,046
Amortization of intangibles	440	115	78	—	633
Depreciation expense	3,491	6,885	360	—	10,736
Other operating expenses	54,870	103,658	14,650	(375)	172,803
Income tax	12,188	15,710	2,608	468	30,974

Net income before cumulative effect of accounting change	41,289	64,507	5,181	744	111,721
Cumulative effect of accounting change	—	—	—	—	—

Net income after cumulative effect of accounting change	$41,289	$64,507	$5,181	$744	$111,721

Segment Assets	$9,874,810	$17,515,075	$1,460,483	($2,934,892)	$25,915,476

For the six months ended June 30, 2005

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$146,068	$292,839	$6,821	—	$445,728
Provision for loan losses	14,505	34,906	—	—	49,411
Other income	83,398	96,642	36,433	$778	217,251
Amortization of intangibles	440	661	155	—	1,256
Depreciation expense	7,358	13,142	738	—	21,238
Other operating expenses	109,519	199,624	27,830	(732)	336,241
Income tax	22,095	27,585	4,754	586	55,020

Net income before cumulative effect of accounting change	$75,549	113,563	9,777	924	$199,813
Cumulative effect of accounting change	—	3,797	755	(1,331)	3,221

Net income after cumulative effect of accounting change	$75,549	$117,360	$10,532	($407)	$203,034

2004
For the quarter ended June 30, 2004

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$67,852	$147,075	$4,247	—	$219,174
Provision for loan losses	3,300	19,035	—	—	22,335
Other income	49,345	38,698	17,051	($19)	105,075
Amortization of intangibles	—	563	77	—	640
Depreciation expense	3,627	6,075	386	—	10,088
Other operating expenses	55,979	91,707	12,373	(167)	159,892
Income tax	7,338	15,363	1,831	65	24,597

Net income	$46,953	$53,030	$6,631	$83	$106,697

Segment Assets	$8,588,839	$15,742,617	$1,451,387	($1,819,281)	$23,963,562

For the six months ended June 30, 2004

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$133,426	$295,047	$8,143	—	$436,616
Provision for loan losses	7,061	40,369	—	—	47,430
Other income	76,528	71,592	31,607	($589)	179,138
Amortization of intangibles	—	1,127	154	—	1,281
Depreciation expense	6,518	12,936	752	—	20,206
Other operating expenses	93,634	183,388	23,221	(359)	299,884
Income tax	20,048	21,706	4,287	(71)	45,970

Net income	$82,693	$107,113	$11,336	($159)	$200,983

For the quarter and six months ended June 30, 2005, the “commercial banking” and “consumer and retail banking” business areas within Popular Puerto Rico included $4.9 million and $3.4 million, respectively, in gains on the sale of various real estate properties. These gains totaled $10.9 million for the quarter and six months ended June 30, 2004, and are all included as part of “other income” in the “commercial banking” business area within Popular Puerto Rico.

INTERSEGMENT REVENUES	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Popular Puerto Rico:
P.R. Commercial Banking	($346)	($259)	($684)	($620)
P.R. Consumer and Retail Banking	(716)	(392)	(1,477)	(1,064)
P.R. Other Financial Services	(129)	(63)	(241)	(78)
U.S. Financial Services	94	(15)	310	295
Popular Financial Holdings	905	589	1,747	1,215
Processing	(36,411)	(21,451)	(70,216)	(47,625)

Total reportable segments	($36,603)	($21,591)	($70,561)	($47,877)

The increase in intersegment revenues for the quarter and six months ended June 30, 2005, compared with the corresponding period in the previous year, for the “Processing” segment corresponds to financial transaction processing and information technology services provided by EVERTEC to other subsidiaries of the Corporation. As a result of the reorganization to consolidate the information processing and technology functions into EVERTEC effective during the second quarter of 2004, certain internal services previously provided by BPPR or internally serviced by other subsidiaries, are being provided by EVERTEC, Inc. The revenues are categorized by the service provider as “other income” while the service receivers categorize the amounts billed as “other operating expenses.”

Geographic Information	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2005	2004	2005	2004

Revenues**
Puerto Rico	$353,059	$327,315	$717,990	$639,785
United States	177,014	158,163	358,455	305,631
Other	17,815	14,194	34,318	30,206

Total consolidated revenues	$547,888	$499,672	$1,110,763	$975,622

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, gain on sale and valuation of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2005	2004	2004

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,273,095	$24,226,240	$23,363,688
Loans	13,023,119	12,540,668	11,454,821
Deposits	13,716,272	12,630,045	12,757,659
Mainland United States
Total assets	$19,811,482	$19,303,924	$15,381,229
Loans	15,636,835	15,736,033	12,805,893
Deposits	8,218,341	6,898,517	5,446,633
Other
Total assets	$930,252	$871,412	$811,322
Loans	489,835	465,560	429,326
Deposits *	1,084,886	1,064,598	1,023,284

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands
Note 16 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (PIHC) (parent only), Popular International Bank, Inc. (PIBI), Popular North America, Inc. (PNA) and all other subsidiaries of the Corporation as of June 30, 2005, December 31, 2004 and June 30, 2004, and the results of their operations and cash flows for the periods ended June 30, 2005 and 2004.
PIBI, PNA, and their wholly-owned subsidiaries, except for Banco Popular North America (BPNA) and Banco Popular, National Association (BP, N.A.), had a fiscal year that ended on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of May 31, 2004 and November 30, 2004, corresponded to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2004 and December 31, 2004.
As stated in Note 1, in 2005, the Corporation commenced a two-year plan to change to a calendar reporting year-end for its non-banking subsidiaries. As of June 30, 2005, Popular Securities, Inc., Popular North America, Popular FS, LLC and Popular Financial Holdings, including its wholly-owned subsidiaries, continue to have a fiscal year that ends on November 30. Accordingly, their financial information as of May 31, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2005. All other subsidiaries have aligned their year end closing to that of the Corporation’s calendar year. PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance V.I., Inc. and PNA.

PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
–	Popular Cash Express, Inc.;

–	Popular Financial Holdings, Inc., including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc. and Popular Mortgage Servicing, Inc.

–	Banco Popular North America (BPNA), including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC;

–	Banco Popular National Association (BP, N.A.), including its wholly-owned subsidiary Popular Insurance, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the SEC.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from BPPR. As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2005, BPPR could have declared a dividend of approximately $167 million without the approval of the Federal Reserve (June 30, 2004 — $235 million; December 31, 2004 — $222 million). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2004 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$2,153	$54	$7,609	$979,601	($53,398)	$936,019
Money market investments	164,900	300	204	1,349,717	(489,039)	1,026,082
Investment securities available-for-sale, at market value	17,626	63,436	7,261	11,754,028	(5,408)	11,836,943
Investment securities held-to-maturity, at amortized cost	430,000	2,177		175,810	(430,000)	177,987
Other investment securities, at lower of cost or realizable value	145,785	5,001	12,642	166,922		330,350
Trading account securities, at market value				456,721	(435)	456,286
Investment in subsidiaries	3,119,461	1,153,674	1,503,180	458,384	(6,234,699)
Loans held-for-sale, at lower of cost or market				489,699		489,699

Loans held-in-portfolio	25,918		2,789,557	31,687,868	(5,560,124)	28,943,219
Less – Unearned income				283,129		283,129
Allowance for loan losses	40			456,914		456,954

	25,878		2,789,557	30,947,825	(5,560,124)	28,203,136

Premises and equipment	23,782			556,525	(276)	580,031
Other real estate	18			68,653		68,671
Accrued income receivable	415	28	11,783	222,356	(19,815)	214,767
Other assets	49,585	37,406	118,969	1,177,042	(261,851)	1,121,151
Goodwill				527,633		527,633
Other intangible assets				46,074		46,074

	$3,979,603	$1,262,076	$4,451,205	$49,376,990	($13,055,045)	$46,014,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,985,881	($53,321)	$4,932,560
Interest bearing				18,255,058	(168,119)	18,086,939

				23,240,939	(221,440)	23,019,499
Federal funds purchased and assets sold under agreements to repurchase			$132,510	8,048,584	(314,925)	7,866,169
Other short-term borrowings		$32,387	293,985	3,068,123	(1,395,514)	1,998,981
Notes payable	$536,133		2,837,444	9,854,889	(4,143,196)	9,085,270
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	48,161	770	42,476	827,452	(269,358)	649,501

	709,294	33,157	3,306,415	45,469,987	(6,774,433)	42,744,420

Minority interest in consolidated subsidiaries				101		101

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,682,368	3,962	2	70,384	(74,348)	1,682,368
Surplus	285,017	815,193	734,964	2,140,696	(3,688,242)	287,628
Retained earnings	1,336,267	429,742	413,667	1,698,632	(2,544,653)	1,333,655
Accumulated other comprehensive (loss) income, net of tax	(12,901)	(19,978)	(3,843)	(240)	24,061	(12,901)
Treasury stock, at cost	(207,317)			(2,570)	2,570	(207,317)

	3,270,309	1,228,919	1,144,790	3,906,902	(6,280,612)	3,270,308

	$3,979,603	$1,262,076	$4,451,205	$49,376,990	($13,055,045)	$46,014,829

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$283	$54	$384	$767,092	($51,354)	$716,459
Money market investments	48,500	300	214	1,236,659	(406,033)	879,640
Investment securities available-for-sale, at market value	66,428	39,207	7,067	11,054,856	(5,413)	11,162,145
Investment securities held-to-maturity, at amortized cost	579,985			190,865	(430,000)	340,850
Other investment securities, at lower of cost or realizable value	145,590	5,001	12,372	139,477		302,440
Trading account securities, at market value				391,420	(6,281)	385,139
Investment in subsidiaries	2,878,211	1,036,960	1,376,296	287,639	(5,579,106)
Loans held-for-sale, at lower of cost or market value				750,728		750,728

Loans held-in-portfolio	41,509		2,836,701	30,711,045	(5,335,332)	28,253,923
Less – Unearned income				262,390		262,390
Allowance for loan losses	40			437,041		437,081

	41,469		2,836,701	30,011,614	(5,335,332)	27,554,452

Premises and equipment	24,534			521,460	(313)	545,681
Other real estate	240			59,477		59,717
Accrued income receivable	185		10,836	213,977	(17,456)	207,542
Other assets	45,178	36,905	65,662	1,012,132	(113,503)	1,046,374
Goodwill				411,308		411,308
Other intangible assets				39,101		39,101

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	($11,944,791)	$44,401,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,224,546	($51,278)	$4,173,268
Interest bearing				16,685,578	(265,686)	16,419,892

				20,910,124	(316,964)	20,593,160
Federal funds purchased and assets sold under agreements to repurchase	$6,690		$71,300	6,492,165	(133,302)	6,436,853
Other short-term borrowings	4,501	$4,825	339,653	3,962,975	(1,172,315)	3,139,639
Notes payable	536,673		2,835,325	10,839,526	(4,030,814)	10,180,710
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	53,118	100	35,048	966,387	(233,162)	821,491

	725,982	4,925	3,281,326	43,601,177	(6,316,557)	41,296,853

Minority interest in consolidated subsidiaries				102		102

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,680,096	3,961	2	77,393	(81,356)	1,680,096
Surplus	276,229	740,193	659,964	1,805,514	(3,203,060)	278,840
Retained earnings	1,132,404	381,496	368,661	1,612,126	(2,364,894)	1,129,793
Accumulated other comprehensive income (loss), net of tax	35,454	(12,148)	(421)	(6,817)	19,386	35,454
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)

	3,104,621	1,113,502	1,028,206	3,486,526	(5,628,234)	3,104,621

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	($11,944,791)	$44,401,576

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$2,622	$24	$709	$904,145	($62,627)	$844,873
Money market investments	150,237	300	178	1,253,545	(461,508)	942,752
Investment securities available-for-sale, at market value	48,172	33,277	6,780	10,528,280	(2,644)	10,613,865
Investment securities held-to-maturity, at amortized cost				287,732		287,732
Other investment securities, at lower of cost or realizable value	441,813	5,002	4,640	94,118	(300,000)	245,573
Trading account securities, at market value				411,097	(527)	410,570
Investment in subsidiaries	2,678,337	925,821	973,617	244,009	(4,821,784)
Loans held-for-sale, at lower of cost or market value				328,744		328,744

Loans held-in-portfolio	44,667		2,604,374	26,992,710	(5,001,079)	24,640,672
Less – Unearned income				279,376		279,376
Allowance for loan losses				425,949		425,949

	44,667		2,604,374	26,287,385	(5,001,079)	23,935,347

Premises and equipment	9,971			485,458	(349)	495,080
Other real estate				53,426		53,426
Accrued income receivable	198		10,409	190,306	(17,308)	183,605
Other assets	43,946	33,147	2,162	921,791	(2,336)	998,710
Goodwill				192,174		192,174
Other intangible assets				23,788		23,788

	$3,419,963	$997,571	$3,602,869	$42,205,998	($10,670,162)	$39,556,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,190,020	($62,558)	$4,127,462
Interest bearing				15,329,481	(229,367)	15,100,114

				19,519,501	(291,925)	19,227,576
Federal funds purchased and assets sold under agreements to repurchase			$78,793	7,064,026	(225,141)	6,917,678
Other short-term borrowings	$35,000	$4,740	381,147	2,898,607	(1,092,802)	2,226,692
Notes payable	425,484		2,197,232	8,874,334	(3,861,680)	7,635,370
Subordinated notes	125,000					125,000
Other liabilities	50,759	87	28,603	596,875	(36,225)	640,099

	636,243	4,827	2,685,775	38,953,343	(5,507,773)	36,772,415

Minority interest in consolidated subsidiaries				104		104

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	1,677,291	3,962	2	69,492	(73,456)	1,677,291
Surplus	320,662	700,193	619,964	1,364,043	(2,681,589)	323,273
Retained earnings	927,663	321,142	311,801	1,663,740	(2,299,294)	925,052
Accumulated other comprehensive (loss) income, net of tax	(122,334)	(32,553)	(14,673)	(143,034)	190,260	(122,334)
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)

	2,783,720	992,744	917,094	3,252,551	(5,162,389)	2,783,720

	$3,419,963	$997,571	$3,602,869	$42,205,998	($10,670,162)	$39,556,239

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$492		$34,058	$531,511	($55,877)	$510,184
Money market investments	934	$2	12	10,417	(3,459)	7,906
Investment securities	7,486	33	316	119,729	(6,875)	120,689
Trading account securities				8,317		8,317

	8,912	35	34,386	669,974	(66,211)	647,096

INTEREST EXPENSE:
Deposits				100,843	(1,155)	99,688
Short-term borrowings	56	75	3,048	86,419	(12,222)	77,376
Long-term debt	10,973		38,642	118,336	(55,349)	112,602

	11,029	75	41,690	305,598	(68,726)	289,666

Net interest (loss) income	(2,117)	(40)	(7,304)	364,376	2,515	357,430
Provision for loan losses				49,936		49,936

Net interest (loss) income after provision for loan losses	(2,117)	(40)	(7,304)	314,440	2,515	307,494
Service charges on deposit accounts				45,132		45,132
Other service fees				110,275	(26,434)	83,841
Gain on sale and valuation of investment securities				561		561
Trading account profit				7,025	12,643	19,668
Gain on sale of loans				21,358	(6,084)	15,274
Other operating income	2,621	1,060		33,678	(11,377)	25,982

	504	1,020	(7,304)	532,469	(28,737)	497,952

OPERATING EXPENSES:
Personnel costs:
Salaries		92		116,871	(1,156)	115,807
Profit sharing				6,268		6,268
Pension and other benefits		14		32,500	(337)	32,177

		106		155,639	(1,493)	154,252
Net occupancy expenses		4		25,877		25,881
Equipment expenses	8		2	30,235	(15)	30,230
Other taxes	274			9,191		9,465
Professional fees	823	3	7	61,385	(34,902)	27,316
Communications	8			15,272	(18)	15,262
Business promotion	1,875			23,792		25,667
Printing and supplies				4,589		4,589
Other operating expenses	(3,383)	5	113	33,023	(362)	29,396
Amortization of intangibles				2,141		2,141

	(395)	118	122	361,144	(36,790)	324,199

Income (loss) before income tax and equity in earnings of subsidiaries	899	902	(7,426)	171,325	8,053	173,753
Income tax			(2,613)	41,985	2,021	41,393

Income (loss) before equity in earnings of subsidiaries	899	902	(4,813)	129,340	6,032	132,360
Equity in earnings of subsidiaries	131,461	19,934	24,517	28,102	(204,014)

NET INCOME	$132,360	$20,836	$19,704	$157,442	($197,982)	$132,360

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$691		$31,028	$433,279	($47,157)	$417,841
Money market investments	246	$1	18	8,096	(2,012)	6,349
Investment securities	209		191	101,832	212	102,444
Trading account securities				5,636		5,636

	1,146	1	31,237	548,843	(48,957)	532,270

INTEREST EXPENSE:
Deposits				79,979	(709)	79,270
Short-term borrowings	169	15	1,466	39,647	(5,849)	35,448
Long-term debt	8,175	7	29,658	83,569	(44,560)	76,849

	8,344	22	31,124	203,195	(51,118)	191,567

Net interest (loss) income	(7,198)	(21)	113	345,648	2,161	340,703
Provision for loan losses				41,349		41,349

Net interest (loss) income after provision for loan losses	(7,198)	(21)	113	304,299	2,161	299,354
Service charges on deposit accounts				40,540		40,540
Other service fees				94,466	(16,607)	77,859
Gain on sale and valuation of investment securities			5	397		402
Trading account profit				615		615
Gain on sales of loans				17,346	(5,299)	12,047
Other operating income	2,061	540	81	29,957	(5,133)	27,506

	(5,137)	519	199	487,620	(24,878)	458,323

OPERATING EXPENSES:
Personnel costs:
Salaries		81		102,366	2,967	105,414
Profit sharing				5,384	255	5,639
Pension and other benefits		12		29,854	641	30,507

		93		137,604	3,863	141,560
Net occupancy expenses		3		22,271	546	22,820
Equipment expenses				25,403	2,715	28,118
Other taxes	359			9,188	182	9,729
Professional fees	700	1	76	52,976	(31,205)	22,548
Communications	17			15,083	350	15,450
Business promotion				17,523	12	17,535
Printing and supplies				4,640	178	4,818
Other operating expenses	271	21	141	27,033	(184)	27,282
Amortization of intangibles				1,800		1,800

	1,347	118	217	313,521	(23,543)	291,660

(Loss) income before income tax and equity in earnings of subsidiaries	(6,484)	401	(18)	174,099	(1,335)	166,663
Income tax			(22)	38,944	(58)	38,864

(Loss) income before equity in earnings of subsidiaries	(6,484)	401	4	135,155	(1,277)	127,799
Equity in earnings of subsidiaries	134,283	30,360	29,990	17,240	(211,873)

NET INCOME	$127,799	$30,761	$29,994	$152,395	($213,150)	$127,799

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,030		$69,259	$1,056,040	($110,824)	$1,015,505
Money market investments	1,520	$3	18	20,529	(6,630)	15,440
Investment securities	15,013	33	632	233,143	(13,765)	235,056
Trading account securities				14,375		14,375

	17,563	36	69,909	1,324,087	(131,219)	1,280,376

INTEREST EXPENSE:
Deposits				199,111	(2,367)	196,744
Short-term borrowings	117	108	6,305	159,426	(22,777)	143,179
Long-term debt	21,894		77,232	237,441	(110,830)	225,737

	22,011	108	83,537	595,978	(135,974)	565,660

Net interest (loss) income	(4,448)	(72)	(13,628)	728,109	4,755	714,716
Provision for loan losses				94,272		94,272

Net interest (loss) income after provision for loan losses	(4,448)	(72)	(13,628)	633,837	4,755	620,444
Service charges on deposit accounts				88,824		88,824
Other service fees				214,004	(51,148)	162,856
Gain on sale and valuation of investment securities	50,469			1,342		51,811
Trading account profit				10,440	12,991	23,431
Gain on sale of loans				36,403	(11,313)	25,090
Other operating income	3,976	2,313		58,555	(20,809)	44,035

	49,997	2,241	(13,628)	1,043,405	(65,524)	1,016,491

OPERATING EXPENSES:
Personnel costs:
Salaries		181		232,973	(1,805)	231,349
Profit sharing				11,915		11,915
Pension and other benefits		32		67,396	(524)	66,904

		213		312,284	(2,329)	310,168
Net occupancy expenses		7		50,688		50,695
Equipment expenses	16	1	5	58,852	(30)	58,844
Other taxes	547			18,173		18,720
Professional fees	1,395	6	13	121,603	(68,118)	54,899
Communications	24			30,951	(36)	30,939
Business promotion	2,500			43,420		45,920
Printing and supplies				9,126		9,126
Other operating expenses	(3,839)	22	233	61,675	(752)	57,339
Amortization of intangibles				4,383		4,383

	643	249	251	711,155	(71,265)	641,033

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	49,354	1,992	(13,879)	332,250	5,741	375,458
Income tax	3,155		(4,886)	83,850	1,707	83,826

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	46,199	1,992	(8,993)	248,400	4,034	291,632
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	46,199	2,683	(8,993)	252,894	2,456	295,239
Equity in earnings of subsidiaries	249,040	45,563	53,999	50,729	(399,331)

NET INCOME	$295,239	$48,246	$45,006	$303,623	($396,875)	$295,239

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,276		$63,925	$857,098	($95,962)	$826,337
Money market investments	440	$2	138	15,976	(4,394)	12,162
Investment securities	420		384	196,224	448	197,476
Trading account securities				15,037		15,037

	2,136	2	64,447	1,084,335	(99,908)	1,051,012

INTEREST EXPENSE:
Deposits				159,270	(1,885)	157,385
Short-term borrowings	325	21	2,887	76,077	(11,700)	67,610
Long-term debt	16,901	63	61,495	166,322	(90,181)	154,600

	17,226	84	64,382	401,669	(103,766)	379,595

Net interest (loss) income	(15,090)	(82)	65	682,666	3,858	671,417
Provision for loan losses				86,027		86,027

Net interest (loss) income after provision for loan losses	(15,090)	(82)	65	596,639	3,858	585,390
Service charges on deposit accounts				81,622		81,622
Other service fees				164,731	(17,318)	147,413
Gain on sale and valuation of investment securities	10,535	2,206	14	680		13,435
Trading account loss				(1,551)		(1,551)
Gain on sale of loans				26,569	(8,254)	18,315
Other operating income	3,539	2,295	81	44,294	(5,238)	44,971

	(1,016)	4,419	160	912,984	(26,952)	889,595

OPERATING EXPENSES:
Personnel costs:
Salaries		162		203,824	2,992	206,978
Profit sharing				11,066	255	11,321
Pension and other benefits		30		63,154	641	63,825

		192		278,044	3,888	282,124
Net occupancy expenses		6		43,313	546	43,865
Equipment expenses				52,593	2,705	55,298
Other taxes	717			18,322	182	19,221
Professional fees	994	2	160	72,829	(31,351)	42,634
Communications	27			30,518	338	30,883
Business promotion				33,914	12	33,926
Printing and supplies				9,211	178	9,389
Other operating expenses	409	44	274	49,534	195	50,456
Amortization of intangibles				3,602		3,602

	2,147	244	434	591,880	(23,307)	571,398

(Loss) income before income tax and equity in earnings of subsidiaries	(3,163)	4,175	(274)	321,104	(3,645)	318,197
Income tax	1,317		368	70,956	(747)	71,894

(Loss) income before equity in earnings of subsidiaries	(4,480)	4,175	(642)	250,148	(2,898)	246,303
Equity in earnings of subsidiaries	250,783	53,127	53,083	30,706	(387,699)

NET INCOME	$246,303	$57,302	$52,441	$280,854	($390,597)	$246,303

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$295,239	$48,246	$45,006	$303,623	($396,875)	$295,239
Less: Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Net income before cumulative effect of accounting change	295,239	47,555	45,006	299,129	(395,297)	291,632

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(249,040)	(45,563)	(53,999)	(50,729)	399,331
Depreciation and amortization of premises and equipment	756			39,900	(37)	40,619
Provision for loan losses				94,272		94,272
Amortization of intangibles				4,383		4,383
Net gain on sale and valuation of investment securities	(50,469)			(1,342)		(51,811)
Net gain on disposition of premises and equipment				(10,870)		(10,870)
Net gain on sale of loans, excluding loans held-for-sale				(3,123)		(3,123)
Net amortization of premiums and accretion of discounts on investments	(218)	3		21,466	(404)	20,847
Net amortization of premiums and deferred loan origination fees and costs	(47)			62,834	(3,659)	59,128
Earnings from investments under the equity method	(1,313)	(2,103)		(309)	(845)	(4,570)
Stock options expense	200			1,463	(2)	1,661
Net decrease in loans held-for-sale				1,521,483		1,521,483
Net decrease in trading securities				447,912	(1,439)	446,473
Net increase in accrued income receivable	(230)	(28)	(947)	(700)	1,976	71
Net (increase) decrease in other assets	(1,592)	2,317	1,511	10,005	(1,457)	10,784
Net increase (decrease) in interest payable	1,217	(14)	429	8,423	(1,975)	8,080
Net (decrease) increase in deferred and current taxes	(182)		2,269	(40,180)	1,548	(36,545)
Net increase in postretirement benefit obligation				1,600		1,600
Net increase (decrease) in other liabilities	1,606	690	(156)	(68,081)	30,541	(35,400)

Total adjustments	(299,312)	(44,698)	(50,893)	2,038,407	423,578	2,067,082

Net cash (used in) provided by operating activities	(4,073)	2,857	(5,887)	2,337,536	28,281	2,358,714

Cash flows from investing activities:
Net (increase) decrease in money market investments	(116,400)		10	(92,009)	91,801	(116,598)
Purchases of investment securities:
Available-for-sale	(127,628)	(28,210)		(2,619,167)	413,988	(2,361,017)
Held-to-maturity		(2,181)		(30,876,576)		(30,878,757)
Other	(195)		(270)	(53,929)		(54,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	110,432			2,057,268	(411,788)	1,755,912
Held-to-maturity	150,000			30,909,677		31,059,677
Other				26,484		26,484
Proceeds from sale of investment securities available for sale	57,417			82,038		139,455
Net collections (disbursements) on loans	15,581		47,144	(1,193,249)	177,505	(953,019)
Proceeds from sale of loans				63,740		63,740
Acquisition of loan portfolios				(1,214,096)		(1,214,096)
Capital contribution to subsidiary	(75,000)	(75,000)	(176,433)	(2,500)	328,933
Assets acquired, net of cash				(180,744)		(180,744)
Acquisition of premises and equipment	(3)			(81,139)		(81,142)
Proceeds from sale of premises and equipment				25,463		25,463
Dividends received from subsidiary	85,400		50,000	52,500	(187,900)

Net cash provided by (used in) investing activities	99,604	(105,391)	(79,549)	(3,096,239)	412,539	(2,769,036)

Cash flows from financing activities:
Net increase in deposits				1,668,336	86,730	1,755,066
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		61,210	1,518,699	(181,623)	1,391,596
Net (decrease) increase in other short-term borrowings	(4,501)	27,562	(45,668)	(947,036)	(180,964)	(1,150,607)
Net (payments of) proceeds from notes payable and capital securities	(560)		2,119	(1,256,050)	(26,733)	(1,281,224)
Dividends paid to parent company				(187,900)	187,900
Dividends paid	(91,309)					(91,309)
Proceeds from issuance of common stock	9,399					9,399
Treasury stock acquired				(1,467)		(1,467)
Capital contribution from parent		75,000	75,000	178,174	(328,174)

Net cash (used in) provided by financing activities	(93,661)	102,562	92,661	972,756	(442,864)	631,454

Cash effect of accounting change		(28)		(1,544)		(1,572)

Net increase in cash and due from banks	1,870		7,225	212,509	(2,044)	219,560
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end of period	$2,153	$54	$7,609	$979,601	($ 53,398)	$936,019

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$246,303	$57,302	$52,441	$280,854	($390,597)	$246,303

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(250,783)	(53,127)	(53,083)	(30,706)	387,699
Depreciation and amortization of premises and equipment	407			35,168	961	36,536
Provision for loan losses				86,027		86,027
Amortization of intangibles				3,602		3,602
Net gain on sale and valuation of investment securities	(10,535)	(2,206)	(14)	(680)		(13,435)
Net gain on disposition of premises and equipment				(13,530)		(13,530)
Net gain on sale of loans, excluding loans held-for-sale				(4,544)		(4,544)
Net amortization of premiums and accretion of discounts on investments				21,308	(486)	20,822
Net amortization of premiums and deferred loan origination fees and costs				49,760		49,760
Earnings from investments under the equity method	(1,100)	(2,085)		(300)	(301)	(3,786)
Stock options expense	338			1,659	15	2,012
Net increase in loans held-for-sale				(66,170)		(66,170)
Net increase in trading securities				(170,467)	527	(169,940)
Net decrease (increase) in accrued income receivable	7	1	771	(8,367)	135	(7,453)
Net (increase) decrease in other assets	(15,283)	(21,250)	132	(83,715)	12,247	(107,869)
Net increase (decrease) in interest payable	410	(23)	(5,801)	13,535	475	8,596
Net increase in deferred and current taxes	1,317		3,945	3,332	(747)	7,847
Net increase in postretirement benefit obligation				3,656		3,656
Net increase (decrease) in other liabilities	1,876	(24)	184	(5,550)	(13,650)	(17,164)

Total adjustments	(273,346)	(78,714)	(53,866)	(165,982)	386,875	(185,033)

Net cash (used in) provided by operating activities	(27,043)	(21,412)	(1,425)	114,872	(3,722)	61,270

Cash flows from investing activities:
Net (increase) decrease in money market investments	(35,940)		56,712	(113,832)	(76,799)	(169,859)
Purchases of investments securities:
Available-for-sale			(1,500)	(3,075,899)	189,045	(2,888,354)
Held-to-maturity				(579,124)		(579,124)
Other	(126)			(12,303)		(12,429)
Proceeds from calls, paydowns, maturities and redemptions of investments securities:
Available-for-sale				2,542,980	(191,015)	2,351,965
Held-to-maturity				478,439		478,439
Proceeds from sale of investment securities available-for-sale	12,444	3,272	1,514	99,158		116,388
Net collections (disbursements) on loans	34,801		(93,111)	(937,537)	377,883	(617,964)
Proceeds from sale of loans				151,646		151,646
Acquisition of loan portfolios				(1,769,045)		(1,769,045)
Capital contribution to subsidiary	(559)				559
Acquisition of premises and equipment				(56,233)	(612)	(56,845)
Proceeds from sale of premises and equipment				24,211		24,211
Dividends received from subsidiary	88,650				(88,650)

Net cash provided by (used in) investing activities	99,270	3,272	(36,385)	(3,247,539)	210,411	(2,970,971)

Cash flows from financing activities:
Net increase in deposits				1,076,644	49,770	1,126,414
Net increase in federal funds purchased and assets sold under agreements to repurchase			78,793	1,025,312	34,586	1,138,691
Net (decrease) increase in other short-term borrowings	(675)	4,535	205,386	166,202	(145,380)	230,068
Net proceeds from (payments of) notes payable and capital securities	429	(8,573)	(248,104)	1,136,382	(237,210)	642,924
Dividends paid to parent company				(88,650)	88,650
Dividends paid	(77,753)					(77,753)
Proceeds from issuance of common stock	7,399					7,399
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		22,155			(22,155)

Net cash (used in) provided by financing activities	(70,600)	18,117	36,075	3,314,631	(231,739)	3,066,484

Net increase (decrease) in cash and due from banks	1,627	(23)	(1,735)	181,964	(25,050)	156,783
Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$2,622	$24	$709	$904,145	($ 62,627)	$844,873

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
Popular, Inc. is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico with over 280 branches and offices, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, providing complete financial solutions to all the communities it serves. Banco Popular North America (“BPNA”) operates over 135 branches in California, Texas, Illinois, New York, New Jersey and Florida, as well as 112 financial services stores under the name of Popular Cash Express. The Corporation’s finance subsidiary in the United States, Popular Financial Holdings (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale broker network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation continues to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries systems infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has a solid record of success in 11 Latin American countries.
Table A provides selected financial data for the quarter and six months ended June 30, 2005, compared with the same periods in 2004.
Financial highlights for the quarter ended June 30, 2005 follow:
-	The increase in net interest income was associated with strong growth in earning assets, partly due to the acquisitions of Quaker City Bank (“Quaker City”) in September 2004 and Kislak Financial Corporation (“Kislak”) in January 2005, sales efforts and growth in the securities portfolio. The positive variance was partially offset by a compression in the net interest margin. Tables B and C provide information on the Corporation’s net interest income on a taxable equivalent basis.

-	The provision for loan losses increased for the quarter ended June 30, 2005, when compared with the same quarter in the previous year primarily due to higher charge-offs. Also, the increase is associated with the growth in the loan portfolio. In general, credit quality statistics reflected favorable trends in most lending categories. Refer to the Credit Risk Management and Loan Quality section, including Tables J, K and L, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

-	The increase in non-interest income for the quarter ended June 30, 2005, compared with the same period in 2004, was mostly associated with higher trading gains by $19.1 million, principally associated with mortgage banking activities. Approximately $16 million of the trading gains for the quarter ended June 30, 2005 were derived from the pooling of $552 million in mortgage loans into mortgage-backed securities by BPPR in June 2005, and sold with servicing retained. Refer to Table D for a breakdown of other service fees by major categories.

-	Operating expenses increased 11% compared with the same period in 2004, principally in the categories of personnel costs, business promotion, professional fees, net occupancy, equipment expenses and other general operating expenses. The increase included expenses associated with the operations of Kislak and Quaker City, as well as costs incurred in support of business strategies and growth, promotional campaigns and the implementation of new systems, among other factors further described in the Operating Expenses section of this management discussion and analysis.

-	Total ending loans at June 30, 2005 reflected a $408 million, or 1%, growth, from December 31, 2004. The increase in loans was driven primarily by growth in commercial loans, including construction loans, and in the consumer and leasing portfolios as evidenced by data presented in Table E. The increases in these loan categories were partially offset by a decrease in mortgage loans which resulted from various securitizations completed during the first semester of 2005. For more detailed information on lending activities, refer to the Balance Sheet Comments and Off-Balance Sheet Activities sections of this report. Contributing to the increase in loans from December 31, 2004 were the loans acquired from Kislak, which approximated $0.6 billion immediately prior to the acquisition.

-	Borrowed funds at June 30, 2005 decreased slightly by $0.8 billion, or 4%, from December 31, 2004. Asset growth from December 31, 2004 to June 30, 2005 was funded principally through deposits, which increased by $2.4 billion, or 12% from the end of 2004. Kislak contributed approximately $0.7 billion in deposits at its acquisition date, excluding purchase accounting entries. For more detailed information on borrowings and deposits refer to the Balance Sheet Comments section of this report.

-	In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation has utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”), mainly to facilitate timely reporting. In 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a calendar period. The impact of this change in the net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the six months ended June 30, 2005, and corresponds to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005.

-	In May 2005, EVERTEC purchased ScanData Puerto Rico, a financial services processing company that provides item processing services using proprietary imaging technology software developed by its former holding company. This acquisition provides EVERTEC with the opportunity to expand its item processing services to other financial institutions in Puerto Rico, the Caribbean and Central America.

-	In April 2005, the Corporation and Grupo Cuscatlán, through Corporación UBC Internacional, S.A., signed an agreement for the acquisition by Popular, Inc. of a 19.99% equity participation in UBCI, Grupo Cuscatlán’s holding company. The investment by Popular approximates $125 million. Grupo Cuscatlán is a financial services corporation based in Central America with more than $4.4 billion in assets, and a distribution network of 188 agencies. Grupo Cuscatlán has operations in El Salvador, Guatemala, Costa Rica, Honduras, Panama, British Virgin Islands, Montserrat and Bahamas. This agreement advances Popular, Inc.’s objectives to offer high-quality technological services and participate in the economic growth of the Central American region.

-	On August 3, 2005, the Corporation and E-LOAN, Inc., an online consumer direct lender, announced the signing of a definitive merger agreement under which Popular will acquire 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. in cash for approximately $300 million. E-LOAN, Inc. originated over $5 billion in mortgage, home equity, and auto loans in 2004. The transaction, which was unanimously approved by the boards of directors of both companies, is subject to E-LOAN, Inc. shareholder approval and is expected to close in the fourth quarter of 2005. This transaction will further expand Popular’s penetration into the U.S. market, complement its existing non-prime and warehouse lending businesses, and enhance its technology platform. E-LOAN, Inc. will maintain its brand identity and become a wholly-owned subsidiary of PFH.

TABLE A
Financial Highlights

Balance Sheet Highlights	At June 30,			Average for the six months
(In thousands)	2005	2004	Change	2005	2004	Change

Money market investments	$1,026,082	$942,752	$83,330	$853,048	$822,863	$30,185
Investment and trading securities	12,801,566	11,557,740	1,243,826	12,542,027	11,380,678	1,161,349
Loans*	29,149,789	24,690,040	4,459,749	29,171,266	23,449,982	5,721,284
Total assets	46,014,829	39,556,239	6,458,590	45,522,153	37,787,926	7,734,227
Deposits	23,019,499	19,227,576	3,791,923	21,967,594	18,643,402	3,324,192
Borrowings	19,075,420	16,904,740	2,170,680	19,661,403	15,698,360	3,963,043
Stockholders’ equity	3,270,308	2,783,720	486,588	3,182,884	2,817,985	364,899

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2005	2004	Change	2005	2004	Change

Net interest income	$357,430	$340,703	$16,727	$714,716	$671,417	$43,299
Provision for loan losses	49,936	41,349	8,587	94,272	86,027	8,245
Fees and other income	190,458	158,969	31,489	396,047	304,205	91,842
Operating expenses	324,199	291,660	32,539	641,033	571,398	69,635
Income tax	41,393	38,864	2,529	83,826	71,894	11,932
Cumulative effect of accounting change, net of tax	—	—	—	3,607	—	3,607
Net income	$132,360	$127,799	$4,561	$295,239	$246,303	$48,936
Net income applicable to common stock	$129,382	$124,821	$4,561	$289,283	$240,347	$48,936
Basic EPS before cumulative effect of accounting change	$0.48	$0.47	$0.01	$1.07	$0.90	$0.17
Diluted EPS before cumulative effect of accounting change	$0.48	$0.47	$0.01	$1.07	$0.90	$0.17
Basic and diluted EPS after cumulative effect of accounting change	$0.48	$0.47	$0.01	$1.08	$0.90	$0.18

Selected Statistical Information	Second Quarter				Six months ended June 30,
	2005		2004		2005		2004

Common Stock Data — Market price
High	$25.65		$21.97		$28.03		$24.05
Low	22.94		20.04		22.94		20.04
End	25.19		21.39		25.19		21.39
Book value per share at period end	11.55		9.76		11.55		9.76
Dividends declared per share	0.16		0.16		0.32		0.30
Dividend payout ratio	33.00%		28.77%		29.69%		29.87%
Price/earnings ratio	12.79	x	12.08	x	12.79	x	12.08	x

Profitability Ratios — Return on assets	1.16%		1.33%		1.30%		1.31%
Return on common equity	17.06		18.79		19.35		18.37
Net interest spread (taxable equivalent)	3.21		3.69		3.22		3.72
Net interest yield (taxable equivalent)	3.59		4.05		3.59		4.08
Effective tax rate	23.82		23.32		22.33		22.59
Overhead ratio**	37.42		38.95		34.28		39.80
Efficiency ratio ***	60.15		59.72		61.01		60.06

Capitalization Ratios - Equity to assets	7.08%		7.40%		6.99%		7.46%
Tangible equity to assets	5.90		6.87		5.86		6.92
Equity to loans	11.12		11.95		10.91		12.02
Internal capital generation	10.73		11.50		12.70		11.49
Tier I capital to risk – adjusted assets	11.48		12.32		11.48		12.32
Total capital to risk – adjusted assets	12.77		13.79		12.77		13.79
Leverage ratio	7.62		7.86		7.62		7.86

*	Includes loans held-for-sale

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus non-interest income (excludes gain (loss) on sale and valuation of investment securities and non-recurring income, such as gains on the sale of real estate).

-	In August 2005, the Governor of Puerto Rico approved a temporary, two-year additional tax of 2.5% for corporations, which increases the marginal tax rate from a 39% to 41.5%. The implementation of this additional tax, which considers the retroactive application to financial results since January 1, 2005, will not have a significant impact in the Corporation’s results of operations for the year.

-	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.

-	The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively.
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
NET INTEREST INCOME
Table B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and six months ended June 30, 2005, as compared with the same periods in 2004, segregated by major categories of interest earning assets and interest bearing liabilities. Some of the interest earning assets, mostly investments in obligations of the U.S. Government and its agencies and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt from income tax, principally in Puerto Rico. Therefore, to facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates (in Puerto Rico the statutory tax rate is 39%).
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Fees collected and costs incurred in the origination of loans are deferred and amortized using the interest method over the term of the loan as an adjustment to interest yield. Interest income for the quarter and six months ended June 30, 2005 included $5.5 million and $14.2 million, respectively, of amortization of net loan origination costs and net premiums on loans purchased. These amounts approximated $3.5 million and $10.9 million, respectively, for the quarter and six months ended June 30, 2004.
As shown in Table B, the increase in net interest income for the quarter, on a taxable equivalent basis, was mainly due to the growth in average earning assets, principally loans, partially offset by a reduction of the net interest margin.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended June 30,

										Variance
Average Volume			Average Yields / Costs					Interest		Attributable to
2005	2004	Variance	2005	2004	Variance		2005	2004	Variance	Rate	Volume
($ in millions)							(In thousands)
$841	$890	($49)	3.77%	2.87%	0.90%	Money market investments	$7,906	$6,349	$1,557	$1,875	($318)
12,172	11,134	1,038	4.67	4.57	0.10	Investment securities	142,224	127,119	15,105	2,775	12,330
548	530	18	6.11	4.62	1.49	Trading	8,350	6,087	2,263	2,057	206

13,561	12,554	1,007	4.68	4.45	0.23		158,480	139,555	18,925	6,707	12,218

						Loans:
11,452	8,795	2,657	6.55	5.64	0.91	Commercial	187,083	123,216	63,867	22,647	41,220
1,312	1,116	196	7.59	8.75	(1.16)	Leasing	24,884	24,429	455	(3,494)	3,949
11,999	10,505	1,494	6.50	6.83	(0.33)	Mortgage	194,928	179,413	15,515	(9,075)	24,590
4,272	3,505	767	10.06	10.76	(0.70)	Consumer	107,276	93,964	13,312	(5,415)	18,727

29,035	23,921	5,114	7.09	7.06	0.03		514,171	421,022	93,149	4,663	88,486

$42,596	$36,475	$6,121	6.32%	6.16%	0.16%	Total earning assets	$672,651	$560,577	$112,074	$11,370	$100,704

						Interest bearing deposits:
$3,721	$2,802	$919	1.49%	1.10%	0.39%	NOW and money market	$13,832	$7,695	$6,137	$2,696	$3,441
5,629	5,355	274	1.18	1.05	0.13	Savings	16,570	13,937	2,633	1,779	854
8,591	6,979	1,612	3.23	3.32	(0.09)	Time deposits	69,286	57,638	11,648	(1,106)	12,754

17,941	15,136	2,805	2.23	2.11	0.12		99,688	79,270	20,418	3,369	17,049

9,778	8,548	1,230	3.17	1.67	1.50	Short-term borrowings	77,376	35,448	41,928	35,980	5,948
9,596	7,533	2,063	4.70	4.10	0.60	Medium and long-term debt	112,602	76,849	35,753	11,142	24,611

						Total interest bearing
37,315	31,217	6,098	3.11	2.47	0.64	liabilities	289,666	191,567	98,099	50,491	47,608
4,398	3,905	493				Demand deposits
883	1,353	(470)				Other sources of funds

$42,596	$36,475	$6,121	2.73%	2.11%	0.62%

			3.59%	4.05%	(0.46%)	Net interest margin

						Net interest income on a taxable equivalent basis	382,985	369,010	13,975	($39,121)	$53,096

			3.21%	3.69%	(0.48%)	Net interest spread

						Taxable equivalent adjustment	25,555	28,307	(2,752)

						Net interest income	$357,430	$340,703	$16,727

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The increase in average earning assets for the quarter ended June 30, 2005, compared with the second quarter of 2004, was principally due to the 21% increase in the average loan portfolio. The Corporation continues to diversify its asset base. Commercial loans contributed 52% of the total increase in average loans, while mortgage and consumer loans contributed 29% and 15%, respectively. This growth includes the impact of the acquisitions of Kislak and Quaker City. A substantial portion of the loan portfolios of these acquired institutions, consisted primarily of commercial real estate secured loans. Loan growth has also been attained due to stronger sales efforts, promotional campaigns and business initiatives. Contributing to the increase in average earning assets were also investment securities, mainly in the form of U.S. Government agencies and mortgage-backed securities.

The increase in the volume of earning assets was funded mainly through a combination of short and long-term borrowings and interest bearing deposits. During the second half of 2004, the Corporation issued long-term debt, including medium-term notes, junior subordinated debentures (trust preferred securities) and secured borrowings, to fund the growth in the balance sheet, including the acquisitions. The average balance of interest-bearing deposits also rose due to the impact of the acquisitions of Kislak and Quaker City and to successful marketing campaigns and sales efforts directed to money market accounts and certificates of deposit, principally in the U.S. mainland.
The decrease in the net interest yield for the quarter ended June 30, 2005, compared with the same quarter in 2004, was mainly due to an increase in the average cost of interest bearing liabilities, principally due to an increase in the cost of short-term borrowings reflecting the upward trend that resulted from revisions in interest rates by the Federal Reserve (FED) commencing in June 2004. During the six months ended June 30, 2005, the FED increased the federal funds target rate an additional 100 basis points, which together with increases experienced in 2004, brought the federal funds target rate from 1.25% in June 2004 to 3.25% in June 2005.
The average yield on earning assets, on a taxable equivalent basis, for the quarter ended June 30, 2005, increased compared with the same quarter in the previous year, mostly related to higher yields in commercial loans which continue being favorably impacted by rising interest rates due to a high proportion of commercial loans with floating rates. Also, there was an increase in yields in investment securities, trading and money market investments. These favorable variances were partially offset by lower yields in mortgage loans due to lower long term rates which have an impact in new volumes. Also, the offset was due to the implementation of risk-based pricing strategies in consumer loans and promotional campaigns, and to a mix change, as quarter-over-quarter growth was highest in lower yielding categories, including mortgage loans.
As shown in Table C, for the six-month period ended June 30, 2005, net interest income, on a taxable equivalent basis, increased by 5%, compared with the same period of 2004. This improvement was also the result of higher average volume of earning assets, partially offset by the impact of a lower net interest margin.
Average earning assets for the six-month period ended June 30, 2005 increased by 19%, compared with the same period of 2004, primarily associated with higher average volume of loans and investment securities. The increase was funded through a combination of short and long-term debt and growth in deposits. The compression in the net interest margin for the six months ended June 30, 2005 shown in Table C was also attributed to the factors previously described in the quarterly results.
Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and Not Held for Trading Purposes,” and from the meetings held by the AICPA SEC Regulations Committee on September 16, 2003 and the AICPA Insurance Expert Panel, the Corporation included as part of interest expense, approximately $92 thousand and $29 thousand in derivative gains, for the quarter and six months ended June 30, 2005, respectively. For the quarter and six months ended June 30, 2004, the Corporation included approximately $23 thousand in derivative gains and $114 thousand in derivative losses, respectively. These net derivative gains and losses represent unrealized gains and losses on derivatives not designated as hedges, but that were considered “economic hedges”. EITF 03-11 requires that both realized and unrealized results of such economic hedges be shown within the same financial statement caption.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Six-month period ended June 30,

										Variance
Average Volume			Average Yields / Costs					Interest		Attributable to
2005	2004	Variance	2005	2004	Variance		2005	2004	Variance	Rate	Volume
($ in millions)							(In thousands)
$853	$823	$30	3.65%	2.97%	0.68%	Money market investments	$15,440	$12,162	$3,278	$2,767	$511
12,069	10,786	1,283	4.59	4.56	0.03	Investment securities	276,613	246,033	30,580	(577)	31,157
473	595	(122)	6.19	5.43	0.76	Trading	14,534	16,073	(1,539)	2,019	(3,558)

13,395	12,204	1,191	4.58	4.50	0.08		306,587	274,268	32,319	4,209	28,110

						Loans:
11,375	8,675	2,700	6.42	5.67	0.75	Commercial	361,893	244,727	117,166	34,080	83,086
1,298	1,099	199	7.63	8.92	(1.29)	Leasing	49,551	49,027	524	(7,644)	8,168
12,306	10,276	2,030	6.51	6.87	(0.36)	Mortgage	400,262	352,928	47,334	(19,453)	66,787
4,192	3,400	792	10.15	10.98	(0.83)	Consumer	211,635	186,079	25,556	(13,465)	39,021

29,171	23,450	5,721	7.04	7.12	(0.08)		1,023,341	832,761	190,580	(6,482)	197,062

$42,566	$35,654	$6,912	6.27%	6.22%	0.05%	Total earning assets	$1,329,928	$1,107,029	$222,899	($2,273)	$225,172

						Interest bearing deposits:
$3,749	$2,717	$1,032	1.44%	1.08%	0.36%	NOW and money market	$26,765	$14,583	$12,182	$4,715	$7,467
5,625	5,340	285	1.18	1.04	0.14	Savings	33,020	27,578	5,442	3,683	1,759
8,289	6,800	1,489	3.33	3.41	(0.08)	Time deposits	136,959	115,224	21,735	(2,318)	24,053

17,663	14,857	2,806	2.25	2.13	0.12		196,744	157,385	39,359	6,080	33,279

9,738	8,305	1,433	2.97	1.64	1.33	Short-term borrowings	143,179	67,610	75,569	62,331	13,238
9,924	7,393	2,531	4.58	4.20	0.38	Medium and long-term debt	225,737	154,600	71,137	12,034	59,103

37,325	30,555	6,770	3.05	2.50	0.55	Total interest bearing liabilities	565,660	379,595	186,065	80,445	105,620
4,304	3,787	517				Demand deposits
937	1,312	(375)				Other sources of funds

$42,566	$35,654	$6,912	2.68%	2.14%	0.54%

			3.59%	4.08%	(0.49%)	Net interest margin

						Net interest income on a taxable equivalent basis	764,268	727,434	36,834	($82,718)	$119,552

			3.22%	3.72%	(0.50%)	Net interest spread

						Taxable equivalent adjustment	49,552	56,017	(6,465)

						Net interest income	$714,716	$671,417	$43,299

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

NON-INTEREST INCOME
Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of non-interest income by major categories.
The increase in non-interest income for the quarter ended June 30, 2005, compared with the same period in 2004, was mostly associated with mortgage banking activities, primarily related with trading gains on the pooling of mortgage loans into mortgage-backed securities, which were sold as discussed in the Overview section of this report. For the quarter and six months ended June 30, 2005, trading profits derived from the mortgage business totaled $21.0 million and $25.6 million, respectively, compared with trading profits of $2.1 million and trading losses of $0.7 million for the quarter and six months ended June 30, 2004, respectively.
Gains on sale of loans rose 27%, primarily as a result of the transfer of approximately $776 million in residential mortgage loans in two off-balance sheet securitization transactions completed by PFH during the quarter ended June 30, 2005, in which the Corporation surrendered control over the assets and realized gains of approximately $11.6 million. Refer to the Off-Balance Sheet Activities section of this report for further information. These gains were partially offset by lower gains on whole loan sales.
Service charges on deposit accounts also contributed to the increase in non-interest income for the quarter ended June 30, 2005, rising 11% when compared with the same quarter in the previous year, principally associated with the banking operations acquired in the U.S. mainland and deposit marketing initiatives in the U.S. mainland.
Refer to Table D for a breakdown of other service fees by major categories. Other service fees increased 8%, mostly attributed to higher insurance commissions due in part to increased volume in credit life, and higher credit card fees due to higher interchange income as a result of increased transactional volume and higher credit card late payment fees. The increase in fees on the sale and administration of investment products include commissions from retail broker transactions, including mutual fund sales, and higher commissions from Popular Securities’ New York office opened in the second quarter of 2004, and higher revenues from the institutional division for trade referrals. The increase in mortgage servicing fees was principally related to services provided to loan brokers in the origination of mortgage loans, such as for underwriting efforts. The increase in other fees was partly related with SBA loan servicing fees, among other diverse items not deemed individually significant. The decrease in check cashing fees was due in part to lower volume resulting from a lesser number of retail outlets of Popular Cash Express as a result of the sale or closure of several of these outlets during 2004.
TABLE D
Other Service Fees

	Quarter ended June 30,			Six months ended June 30,

(In thousands)	2005	2004	Variance	2005	2004	Variance

Other service fees:
Credit card fees and discounts	$20,058	$18,841	$1,217	$38,583	$34,645	$3,938
Debit card fees	13,193	13,377	(184)	26,215	25,655	560
Insurance fees	12,761	10,849	1,912	24,434	17,884	6,550
Processing fees	10,470	10,482	(12)	20,577	20,971	(394)
Sale and administration of investment products	7,821	6,310	1,511	13,967	11,570	2,397
Check cashing fees	4,643	5,543	(900)	10,469	12,134	(1,665)
Mortgage banking and servicing fees, net of amortization	3,792	2,525	1,267	6,535	5,380	1,155
Trust fees	2,018	2,091	(73)	4,133	4,548	(415)
Other fees	9,085	7,841	1,244	17,943	14,626	3,317

Total other service fees	$83,841	$77,859	$5,982	$162,856	$147,413	$15,443

Other operating income for the quarter ended June 30, 2005 declined $1.5 million, or 6%, compared with the corresponding period in 2004. Results for the second quarter of 2005 included approximately $8.3 million in gains on the sale of various real estate properties located in Puerto Rico, compared with gains of $10.9 million in the second quarter of 2004 on the sale of a real estate property in Puerto Rico. This decline was partially offset by higher bank-owned life insurance income due to an increase in earnings on policies held and higher revenues from investments accounted under the equity method, among other factors not individually significant.
For the six-month period ended June 30, 2005, non-interest income increased $91.8 million, or 30%, compared with the six-month period ended June 30, 2004. The increase in non-interest income was mostly associated with higher gains on the sale and valuation of investment securities by $38.4 million, mainly marketable equity securities, and in trading profits which increased by $25.0 million. This latter increase was associated with the sale of the mortgage-

backed securities previously mentioned and with favorable changes in closed positions on forward commitments to sell mortgage-backed securities. Also, as noted in Table D, other service fees made a substantial contribution to the growth in non-interest income for the six-months period ended June 30, 2005, mostly impacted by the same factors described for the quarterly results. Service charges on deposit accounts increased 9% for the six months ended June 30, 2005, compared with the same period in the previous year, also associated with the acquired operations and the deposit campaign program. Gain on sale of loans contributed with a rise of $6.8 million resulting from the impact of the securitizations and whole loan sales.
OPERATING EXPENSES
Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.
Personnel costs increased by $12.7 million, or 9% resulting mostly from higher salaries and related taxes, due in part to merit increases and higher headcount, including the acquired operations in the U.S. mainland, growth in PFH and EVERTEC operations, and reinforcement of the retail network in Puerto Rico, among other factors. Full-time equivalent employees were 12,591 at June 30, 2005, an increase of 1,029 employees from the same date in 2004. All other operating expenses for the quarter ended June 30, 2005, excluding personnel costs, increased $19.8 million, or 13%, compared with the same quarter in 2004. This rise occurred principally in business promotion expenses that resulted from the new institutional advertising campaign in Puerto Rico, sales efforts in the mortgage lending business in Puerto Rico and in the U.S. banking operations directed to deposit gathering campaigns, and the New York Mets sponsorship. Professional fees also rose partly due to higher support for system conversions, including consulting and computer services, and legal expenses. Increases in net occupancy and equipment expenses resulted from the U.S. mainland acquisitions, continuing investments in systems technology and costs to support business initiatives. Other operating expenses increased in part due to higher traveling expenses and operational losses consisting of various amounts not significant to the results of operations. Operating losses include items resulting from fraud or processing problems, as well as write-offs of uncollectible accounts receivable, among others.
For the six-month period ended June 30, 2005, operating expenses increased $69.6 million, or 12%, compared with the same period in 2004. Categories with the major variances included personnel costs, professional fees, business promotion, net occupancy, equipment and other operating expenses. Most of the variances were associated with the same factors previously described for the quarterly results. Also, the increase in personnel costs included higher incentive compensation for meeting performance goals, restricted stock expenses, and lower deferred costs associated with the lending business. Personnel costs for the six months ended June 30, 2004 included $2.4 million in early-retirement window costs and net curtailment gains recorded in the first quarter of that year, which were associated with the realignment of the Corporation’s processing and technology operations. Besides the aforementioned reasons for the unfavorable variance in costs, professional fees also rose in part due to higher collection and other credit related costs to support the lending business. Other operating expenses also increased due to higher insurance business related costs incurred in 2005 due to growth.
INCOME TAX
Income tax expense for the quarter ended June 30, 2005 increased $2.5 million, or 6.5%, compared with the same quarter of 2004. The increase was primarily due to higher income before tax, partially offset by an increase in exempt income net of disallowance of expenses attributed to it. The effective tax rate for these quarters was 23.82% and 23.32%, respectively.
Income tax expense for the six-month period ended June 30, 2005 increased by $11.9 million, or 16.6%, over the amount reported for the same period in 2004. The increase was primarily due to higher pretax earnings, and lower exempt income, net of disallowance of expenses attributed to such exempt income. Also, there was an increase on income subject to a preferential tax rate when compared with the first semester of 2004. The effective tax rate for the first six months of 2005 was 22.33%, compared with 22.59% in the same period in 2004.

BALANCE SHEET COMMENTS
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of June 30, 2005, December 31, 2004 and June 30, 2004. Earning assets at June 30, 2005 totaled $43.0 billion, an increase of $1.2 billion, or 3%, from December 31, 2004. At June 30, 2004, earning assets totaled $37.2 billion.
A breakdown of the Corporation’s loan portfolio is presented in Table E.
TABLE E
Loans Ending Balances

			Variance		Variance
	June 30,	December 31,	June 30, 2005 vs	June 30,	June 30, 2005
(In thousands)	2005	2004	December 31, 2004	2004	vs. June 30, 2004

Commercial, industrial and agricultural *	$11,286,886	$10,396,732	$890,154	$8,551,828	$2,735,058

Construction	612,665	501,015	111,650	385,942	226,723

Lease financing	1,317,561	1,164,606	152,955	1,163,726	153,835

Mortgage *	11,569,040	12,641,329	(1,072,289)	10,901,155	667,885

Consumer	4,363,637	4,038,579	325,058	3,687,389	676,248

Total	$29,149,789	$28,742,261	$407,528	$24,690,040	$4,459,749

*	Includes loans held-for-sale
The commercial and construction loan portfolio at June 30, 2005 increased 9% from December 31, 2004, which included the impact of the commercial loans acquired from Kislak, primarily loans secured by real estate. This commercial and construction portfolio growth was also associated with business initiatives and stronger sales efforts. Moreover, the consumer loan portfolio, which breakdown is provided in Table F, increased 8%, compared with December 31, 2004. The growth in this portfolio reflected the success of aggressive marketing campaigns, innovative credit card products and portfolio acquisitions.
TABLE F
Breakdown of Consumer Loans

			Variance		Variance
	June 30,	December 31,	June 30, 2005 vs.	June 30,	June 30, 2005 vs.
(In thousands)	2005	2004	December 31, 2004	2004	June 30, 2004

Personal	$1,956,288	$1,816,949	$139,339	$1,646,146	$310,142
Auto	1,362,098	1,244,164	117,934	1,126,463	235,635
Credit cards	896,273	826,961	69,312	760,978	135,295
Other	148,978	150,505	(1,527)	153,802	(4,824)

Total	$4,363,637	$4,038,579	$325,058	$3,687,389	$676,248

The lease financing portfolio at June 30, 2005 increased 13% from December 31, 2004, principally from sales efforts and from the portfolio acquired from Kislak.
At June 30, 2005, the mortgage loan portfolio (including loans held-for-sale) declined 8% from December 31, 2004, mainly due to the sale of approximately $1.4 billion in residential mortgage loans as part of three off-balance sheet securitizations completed by PFH during the six-months period ended June 30, 2005. Refer to the Off-Balance Sheet Activities section of this report for further information. Also, the decrease is associated with the pooling into mortgage-backed securities of $552 million in mortgage loans by BPPR, as previously described in the Overview section.

All loans categories grew from June 30, 2004 to the same date in 2005. The commercial and construction loan portfolio increased 33%, associated with the acquisitions of Kislak and Quaker City and with business initiatives and sales efforts. Also, the consumer and leases portfolios increased 18% and 13%, respectively, due to the same factors previously explained. The increase in consumer loans from June 30, 2004 to the same date in 2005 was primarily due to favorable customer response to strong marketing efforts, the addition of Quaker City’s portfolio and other acquisitions of home equity loans in the U.S. mainland during 2004. The increase of 6% in mortgage loans from June 30, 2004 was mostly related to Quaker City and to PFH’s loan production, which derived mainly from loan originations directly performed through its broker/retail branch network and from loans purchased from correspondent lenders. The 2004 securitizations did not meet the SFAS No. 140 criteria for “sale accounting”, as such, the transactions were accounted for as a secured borrowing and the mortgage loans remained in portfolio, becoming the principal contributor to the growth in mortgage loans in that year.
As reflected in the consolidated statements of condition, loans held-for-sale at June 30, 2005 decreased $261 million from the end of 2004, principally due to the securitizations completed by PFH during the current year. These loans represent primarily mortgage loans that have been originated and are pending securitization or sale in the secondary market. At June 30, 2005, loans held-for-sale consisted primarily of conforming loans for which aggregate fair value exceeded their cost.
At June 30, 2005, investment securities, including trading securities, totaled $12.8 billion, compared with $12.2 billion at December 31, 2004 and $11.6 billion at June 30, 2004. Refer to notes 3 and 4 to the unaudited consolidated financial statements for a breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios. The increase in the investment portfolio from December 31, 2004 was principally due to the reinvestment of funds derived from the aforementioned mortgage loans pooling and sale transaction by BPPR, into securities from the U.S. Government and its Agencies, some of which are tax-exempt in Puerto Rico.
Goodwill and other intangible assets at June 30, 2005 increased $123 million from December 31, 2004, primarily associated with the acquisition of Kislak, which contributed approximately $113 million in goodwill and $10 million in core deposit intangibles. The increase since June 30, 2004 was also associated with the acquisition of Quaker City, as further described in the Management’s Discussion and Analysis included in the 2004 Annual Report. Note 7 to the consolidated financial statements provides additional information on goodwill and the composition of other intangible assets.
Table G presents the categories with the most significant variances within the “Other Assets” caption included in the consolidated statements of condition:
TABLE G
Breakdown of Other Assets

			Variance		Variance
			June 30, 2005		June 30, 2005
			vs. December 31,		vs. June 30,
(In thousands)	June 30, 2005	December 31, 2004	2004	June 30, 2004	2004

Net deferred tax assets	$237,109	$231,892	$5,217	$278,176	($41,067)
Securitization advances and related assets	222,406	240,304	(17,898)	179,708	42,698
Bank-owned life insurance program	158,421	155,527	2,894	103,617	54,804
Prepaid expenses	159,448	120,577	38,871	125,281	34,167
Investments under the equity method	59,117	56,996	2,121	52,679	6,438
Derivative assets	30,518	24,554	5,964	13,869	16,649
Servicing rights	92,075	57,183	34,892	58,078	33,997
Others	162,057	159,341	2,716	187,302	(25,245)

Total	$1,121,151	$1,046,374	$74,777	$998,710	$122,441

The decrease in the net deferred tax assets from June 30, 2004 to June 30, 2005 was the result of an increase in unrealized gains in the portfolio of available-for-sale securities as shown in Note 3 to the financial statements. Securitization advances and related assets at June 30, 2005 decreased compared with the end of 2004 principally as a result of the new structure of the securitization transactions in 2005 in which PFH has surrendered control over the loans, as such, no advances had been required. The securitization advances pertaining to past transactions which are accounted for as secured borrowings will decrease as the loans underlying the securitization transactions pay down. The advances represent payments received on loans held-in-trust available to pay down security holders under scheduled terms specified in the agreements. Also, the decrease is associated with the amortization of debt issuance costs related with those secured borrowings. The increase from June 30, 2004 in the securitization assets was related to the transactions performed in the second half of 2004 accounted as secured borrowings. The increase in bank owned life insurance since June 30, 2004 was related to additional funding. The increase in prepaid expenses compared with both periods was primarily related to software packages supporting new branch network and other specialized systems, as well as higher prepaid municipal and other taxes, among the principal factors. The increase in derivative assets since June 30, 2004 related mostly to the fair market value of interest rate caps purchased in conjunction with the securitization transactions performed by PFH prior to 2005. The rise in servicing rights from December 31, 2004 and June 30, 2004 was principally associated with the servicing rights derived from the securitizations performed by PFH during the first semester of 2005 as further described in the Off-Balance Sheet Activities section of this report. The decrease in “others” from June 30, 2004 to the same date in 2005 was primarily related to securities transactions accounted at trade date, which settled in July 2004.
Total deposits increased 12% from December 31, 2004 to June 30, 2005 and 20% from June 30, 2004 to the same date in 2005. Table H provides a breakdown of the Corporation’s deposits by categories. Included within time deposits, at June 30, 2005, were brokered certificates of deposit amounting to $879 million, compared with $559 million at December 31, 2004 and $656 million at June 30, 2004. The growth in savings and time deposits was associated with the acquisitions of Quaker City and Kislak and with marketing campaigns and sales efforts. The increase in demand deposits from June 30, 2004 and December 31, 2004 was principally related to commercial and retail accounts, as well as deposits in trust from governmental sources subsequently used to repay government obligations.
TABLE H
Deposits ending balances

			Variance		Variance
	June 30,	December 31,	June 30, 2005 vs.	June 30,	June 30, 2005 vs.
(In thousands)	2005	2004	December 31, 2004	2004	June 30, 2004

Demand deposits	$4,932,560	$4,173,267	$759,293	$4,127,461	$805,099
Savings deposits	9,142,186	8,865,832	276,354	8,180,940	961,246
Time deposits	8,944,753	7,554,061	1,390,692	6,919,175	2,025,578

Total	$23,019,499	$20,593,160	$2,426,339	$19,227,576	$3,791,923

At June 30, 2005, borrowed funds reached $19.1 billion, an increase of $2.2 billion, from $16.9 billion on the same date in the previous year. At December 31, 2004, borrowings totaled $19.9 billion. The increase in borrowings since June 30, 2004 was mostly comprised of secured borrowings arising in securitization transactions, debt issuances in the form of junior subordinated debentures (trust preferred securities) and repurchase agreements. Funding was principally used for growth in interest earning assets and business expansion. Asset growth from December 31, 2004 to June 30, 2005 was funded principally through deposits, including both demand and interest-bearing deposits, which contributed to a lesser reliance in borrowings and thus, a decrease in this category from the end of 2004. Refer to the Liquidity section of this Form 10-Q for a table with the composition of the Corporation’s financing to total assets at June 30, 2005 and December 31, 2004.
The Federal Home Loan Banks provide funding to the Corporation’s banking subsidiaries through advances. At June 30, 2005, Popular’s short-term and long-term borrowings under these credit facilities totaled $1.8 billion, compared with $0.6 billion at June 30, 2004, and $1.9 billion at December 31, 2004. Such advances are collateralized by securities and mortgages loans, do not have restrictive covenants and do not have any call features.
As shown in the consolidated statements of condition, other liabilities at June 30, 2005 decreased $172 million, or 21%, from December 31, 2004 primarily due to payables to counterparties related to transactions accounted at trade date, lower accrued taxes and accruals for employee related benefits and other costs.

Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at June 30, 2005, December 31, 2004 and June 30, 2004. Also, the disclosures of accumulated other comprehensive (loss) income, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss). Other comprehensive income (loss) includes the Corporation’s unrealized gain (loss) position on securities available-for-sale and the cumulative foreign currency translation adjustment at the end of each reporting period. The increase in stockholders’ equity from December 31, 2004 to June 30, 2005 of $0.2 billion was due to earnings retention, partially offset by an unfavorable change in the fair value of securities classified as available-for-sale of $49 million that was mostly related to the marketable equity securities sold by the Corporation in the first quarter of 2005. The Corporation’s market capitalization at June 30, 2005 was $6.7 billion, compared with $5.7 billion at June 30, 2004 and $7.7 billion at December 31, 2004.
The Corporation offers a dividend reinvestment and stock purchase plan for its stockholders that allows them to reinvest their quarterly dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments at prevailing market rates.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of June 30, 2005 and 2004, and December 31, 2004 are presented on Table H. The reduction in the capital ratios since December 31, 2004 was associated with the assets acquired and the goodwill and other intangible assets recorded as a result of the Kislak acquisition, and general business growth. At June 30, 2005, December 31, 2004 and June 30, 2004, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
TABLE I
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004

Risk-based capital
Tier I capital	$3,422,642	$3,316,009	$3,009,606
Supplementary (Tier II) capital	383,568	389,638	358,628

Total capital	$3,806,210	$3,705,647	$3,368,234

Risk-weighted assets
Balance sheet items	$27,815,458	$26,561,212	$22,909,609
Off-balance sheet items	1,998,119	1,495,948	1,509,860

Total risk-weighted assets	$29,813,577	$28,057,160	$24,419,469

Average assets	$44,899,811	$42,597,513	$38,311,775

Ratios:
Tier I capital (minimum required – 4.00%)	11.48%	11.82%	12.32%
Total capital (minimum required – 8.00%)	12.77%	13.21%	13.79%
Leverage ratio *	7.62%	7.78%	7.86%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

At June 30, 2005, the capital adequacy minimum requirement for Popular, Inc. was: Total Capital of $2,385,086, Tier I Capital of $1,192,543, and a Tier I Leverage of $1,346,994 based on a 3% ratio or $1,795,992 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET ACTIVITIES
In connection with PFH’s securitization transactions, the Corporation is party to pooling and servicing agreements pursuant to each of which the Corporation transfers (on a servicing retained basis) certain of the Corporation’s loans to a special purpose entity, which in turn transfers the loans to a securitization trust fund that has elected to be treated as one or more Real Estate Mortgage Investment Conduits (REMICs). The two-step transfer of loans by the Corporation to a securitization trust fund, in which the Company surrenders control over the loans, is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140 “Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria the Corporation is then prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
In the securitization transactions accounted for as secured borrowings (“on-balance sheet securitizations”) under the SFAS No. 140 criteria, the loans transferred are included on the balance sheet as loans pledged as collateral for secured borrowings. The proceeds from the sale of the securities to investors are included on the balance sheet as secured borrowings. Loan payments held in trust consist of principal and interest payments collected by the Corporation and forwarded to the trustee. These funds are distributed to the bondholders in the following month.
Under securitizations structured and accounted for as true sales under SFAS 140 (“off-balance sheet securitizations”), interests in the assets sold may be retained in the form of interest-only strips and mortgage servicing rights. Gains or losses on sale depend in part on the previous carrying amount of the loans involved in the transfer and are allocated between the loans sold and the retained interests, based on their relative fair value at the date of the sale.
During the first six months of 2005, PFH completed three off-balance sheet securitization transactions which met the criteria for sale accounting under SFAS No. 140. Approximately, $1.4 billion in adjustable and fixed rate loans were securitized and sold by PFH during this period, with a gain on sale of $16.1 million. As part of these transactions, the Corporation recognized mortgage servicing rights of $30 million and interest-only strips of $41 million. Key economic assumptions used in measuring the retained interests at the date of the securitization were: discount rate of 14%, conditional prepayment rates of 28% in adjustable rate loans and 20% in fixed rate loans; and loss rates ranging from 1.50% to 2.19%.
The “off-balance sheet” securitizations conducted prior to 2001 and in 2005 involved the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions, qualified for sale accounting and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to any of the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity, or the securitization trust funds. At June 30, 2005, these trusts held approximately $1.4 billion in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $1.4 billion at the end of the second quarter of 2005. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only strips. The servicing rights and interest-only strips retained by the Corporation are recorded in the statement of condition at the lower of cost or market, and fair value, respectively. In connection with the securitizations accounted for as sales, the Company’s retained interests are subordinated to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. As of June 30, 2005, interest-only strips and mortgage servicing rights related to the securitization transactions performed by PFH amounted to $57 million and $28 million, respectively. During the six-months ended June 30, 2005, the Corporation recorded approximately $1 million of write-downs related to interest-only strips, in which the decline in the fair value was considered other than temporary.
CREDIT RISK MANAGEMENT AND LOAN QUALITY
NON-PERFORMING ASSETS
Non-performing assets consist of past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. For a summary of the Corporation’s policy in placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2004 Annual Report.

A summary of non-performing assets by loan categories and related ratios is presented in Table J.
TABLE J
Non-Performing Assets

			Variance		Variance
			June 30, 2005		June 30, 2005
	June 30,	December 31,	vs.	June 30,	vs.
(Dollars in thousands)	2005	2004	December 31, 2004	2004	June 30, 2004

Commercial and construction	$135,767	$122,593	$13,174	$146,887	($11,120)
Lease financing	2,629	3,665	(1,036)	4,736	(2,107)
Mortgage	376,712	395,749	(19,037)	359,263	17,449
Consumer	27,595	32,010	(4,415)	37,356	(9,761)

Total non-performing loans	542,703	554,017	(11,314)	548,242	(5,539)
Other real estate	68,671	59,717	8,954	53,426	15,245

Total non-performing assets	$611,374	$613,734	($2,360)	$601,668	$9,706

Accruing loans past-due 90 days or more	$85,520	$79,091	$6,429	$69,180	$16,340

Non-performing assets to total loans held-in-portfolio	2.13%	2.19%		2.47%
Non-performing assets to total assets	1.33	1.38		1.52

Non-performing commercial and construction loans represented 1.14% of that loan portfolio at June 30, 2005, compared with 1.64% at June 30, 2004, and 1.13% at December 31, 2004. The decrease in this ratio since June 30, 2004 was mainly associated with the acquisitions of Kislak and Quaker City portfolios which had low levels of non-performing loans. The increase in non-performing commercial and construction loans since December 31, 2004 was due to the growth in the portfolio and was associated principally with certain large relationships in the Corporation’s U.S. banking operations which became delinquent during the semester. The Corporation continues monitoring these loans. The decline in non-performing commercial and construction loans since June 30, 2004 was mainly due to lower delinquency levels, principally in the Puerto Rico operations, and to intensified credit management efforts.
Non-performing mortgage loans represented 62% of total non-performing assets and 3.40% of mortgage loans held-in-portfolio at June 30, 2005, compared with 60% of total non-performing assets and 3.40% of mortgage loans held-in-portfolio at June 30, 2004. Non-performing mortgage loans represented 64% of total non-performing assets and 3.33% of mortgage loans held-in-portfolio at December 31, 2004. Non-performing mortgage loans at PFH represented 4.16% of its mortgage loans held-in-portfolio at June 30, 2005, compared with 3.96% at December 31, 2004 and 3.88% at June 30, 2004. The increase in non-performing mortgage loans to mortgage loans held-in-portfolio was associated in part to lower outstanding loans due to an increase in securitization transactions performed during the first six months of 2005. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio, both in Puerto Rico and the U.S. mainland. The monetary decline in non-performing mortgage loans from December 31, 2004 to June 30, 2005 was associated with PFH’s continued improvement in its delinquency levels due to their ongoing efforts and process improvements by its Default Administration department.
Non-performing consumer loans were 0.63% of consumer loans at June 30, 2005, compared with 1.01% at June 30, 2004 and 0.79% at December 31, 2004. The decline in the non-performing consumer loans to consumer loans ratio reflects a better credit quality mix, coupled with improved delinquency levels.
Non-performing financing leases represented 0.20% of the lease financing portfolio at June 30, 2005, compared with 0.41% at June 30, 2004, and 0.31% at December 31, 2004. The decline in non-performing leases was the result of lower delinquency levels.
In addition to the non-performing loans discussed earlier, there were $44 million of loans at June 30, 2005, which in management’s opinion are currently subject to potential future classification as non-performing, and therefore are considered impaired under SFAS No. 114. At December 31, 2004 and June 30, 2004, these potential problem loans approximated $32 million and $28 million, respectively.

Other real estate assets represented 11% of non-performing assets at June 30, 2005, compared with 9%, at June 30, 2004, and 10%, at December 31, 2004. The increase in other real estate assets was associated with more dynamic foreclosure procedures.
Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at June 30, 2005, adjusted non-performing assets would have been $584 million or 2.04% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 88.71%. At December 31, 2004, adjusted non-performing assets would have been $582 million or 2.08% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 83.73%. At June 30, 2004, adjusted non-performing assets would have been $564 million or 2.32% of loans held-in-portfolio and the allowance to non-performing loans would have been 83.37%.
ALLOWANCE FOR LOAN LOSSES
The methodology used to establish the allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss will be incurred and the amount can be reasonably estimated. As of June 30, 2005, there have been no significant changes in evaluation methods or assumptions from December 31, 2004 that have an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
Table K summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six months ended June 30, 2005 and 2004. The ratio of allowance for loan losses to loans at June 30, 2005 when compared with June 30, 2004, reflects improvement in credit quality trends and a shift in the loan portfolio mix to include a greater proportion of real estate secured loans, which includes the portfolios acquired from Quaker City and Kislak. The allowance for loan losses amounted to $437 million or 1.56% of loans held-in-portfolio at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 78.89% at December 31, 2004. The corresponding ratios as of June 30, 2005 are shown in Table K. The slight increase in the allowance for loans losses to loans held-in-portfolio ratio from the end of 2004 to June 30, 2005 was partly due to the portfolio growth in the commercial, construction and consumer portfolios. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.
The Corporation considers a loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. For more information regarding the Corporation’s allowance for loan losses methodology refer to the Credit Risk Management and Loan Quality section in the Management’s Discussion and Analysis included in Popular, Inc.’s 2004 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

TABLE K
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six months ended June 30,
(Dollars in thousands)	2005		2004		Change	2005		2004		Change

Balance at beginning of period	$448,222		$417,143		$31,079	$437,081		$408,542		$28,539
Allowance purchased	—		3,035		(3,035)	3,685		6,977		(3,292)
Provision for loan losses	49,936		41,349		8,587	94,272		86,027		8,245
Impact of change in reporting period*	—		—		—	1,586		—		1,586

	498,158		461,527		36,631	536,624		501,546		35,078

Losses charged to the allowance:
Commercial and construction	18,041		15,746		2,295	33,700		31,662		2,038
Lease financing	4,094		4,977		(883)	9,217		9,909		(692)
Mortgage	11,964		8,224		3,740	22,107		14,823		7,284
Consumer	24,472		23,867		605	48,005		50,775		(2,770)

Subtotal	58,571		52,814		5,757	113,029		107,169		5,860

Recoveries:
Commercial and construction	7,379		5,984		1,395	13,122		10,191		2,931
Lease financing	2,003		3,236		(1,233)	4,797		6,509		(1,712)
Mortgage	288		555		(267)	421		831		(410)
Consumer	7,697		7,461		236	15,019		14,041		978

Subtotal	17,367		17,236		131	33,359		31,572		1,787

Net loans charged-off:
Commercial and construction	10,662		9,762		900	20,578		21,471		(893)
Lease financing	2,091		1,741		350	4,420		3,400		1,020
Mortgage	11,676		7,669		4,007	21,686		13,992		7,694
Consumer	16,775		16,406		369	32,986		36,734		(3,748)

Subtotal	41,204		35,578		5,626	79,670		75,597		4,073

Balance at end of period	$456,954		$425,949		$31,005	$456,954		$425,949		$31,005

Ratios:
Allowance for losses to loans held-in-portfolio	1.59%		1.75%			1.59%		1.75%
Allowance to non-performing assets	74.74		70.79			74.74		70.79
Allowance to non-performing loans	84.20		77.69			84.20		77.69
Non-performing assets to loans held-in-portfolio	2.13		2.47			2.13		2.47
Non-performing assets to total assets	1.33		1.52			1.33		1.52
Net charge-offs to average loans held-in-portfolio	0.59		0.60			0.57		0.65
Provision to net charge-offs	1.21	x	1.16	x		1.18	x	1.14	x
Net charge-offs earnings coverage **	5.43		5.85			5.90		5.35

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in accounting principle described in Note 1 to the unaudited consolidated financial statements included in this Form 10-Q (change from fiscal to calendar reporting year for various subsidiaries).

**	(Income before income tax and cumulative effect of accounting change plus provision for loan losses) divided by net charge-offs.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at June 30, 2005, December 31, 2004 and June 30, 2004.

	June 30, 2005		December 31, 2004		June 30, 2004
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$84.0	$24.8	$69.2	$30.7	$75.2	$36.3
No valuation allowance required	49.6	—	44.1	—	48.3	—

Total impaired loans	$133.6	$24.8	$113.3	$30.7	$123.5	$36.3

Average impaired loans during the second quarter of 2005 and 2004 were $138 million and $127 million, respectively. The Corporation recognized interest income on impaired loans of $1.4 million and $0.7 million for the quarters ended June 30, 2005 and June 30, 2004, and $2.1 million and $1.5 million for the six months ended in those dates, respectively.
Also, Table L presents annualized net charge-offs to average loans by loan category for the quarter and six months ended June 30, 2005 and 2004.
TABLE L
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Commercial and construction	0.37%	0.44%	0.36%	0.50%
Lease financing	0.64	0.62	0.68	0.62
Mortgage	0.43	0.30	0.39	0.28
Consumer	1.57	1.87	1.57	2.16

	0.59%	0.60%	0.57%	0.65%

The decrease in commercial and construction loans net charge-offs was mostly associated with collection efforts and an increase in the mix of the commercial loan portfolio to real estate secured loans, in part due to the loan portfolios acquired. Consumer net charge-offs declined primarily as a result of lower delinquency levels, due to better portfolio credit quality supported in part by more rigorous underwriting standards and collection strategies. The increase in mortgage loans net charge-offs was primarily associated with Popular Financial Holdings. Mortgage loans net charge-offs to average mortgage loans held-in-portfolio at PFH were 0.65% for the quarter and 0.57% for the six months ended June 30, 2005, compared with 0.38% and 0.35%, respectively, in the same periods of 2004, due to higher levels of charge-offs and lower loan volumes due to securitization transactions in 2005.
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
Based on the results of the sensitivity analyses as of June 30, 2005, the Corporation’s net interest income for the next twelve months is estimated to decrease by $31.3 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $15.8 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at June 30, 2005. These estimated changes are within the policy guidelines established by the Board of Directors.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation has not experienced a significant change in its involvement in derivative activities since December 31, 2004.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At June 30, 2005, December 31, 2004 and June 30, 2004, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended June 30, 2004 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the quarter ended June 30, 2005, approximately $533,000 in remeasurement losses on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive (loss) income. For the six months ended June 30, 2005, net remeasurement gains totaled $331,000. These net gains relate to improvement in the Dominican peso’s exchange rate to the U.S. dollar from $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, to $27.88 at June 30, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 100.3 percent at June 30, 2005.
Management understands that there have been no significant changes in market risk compared with the disclosures in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

LIQUIDITY
Liquidity risk may arise whenever the Corporation’s ability to raise cash and the runoff of its assets are substantially less than the runoff of its liabilities and its commitments to fund loans. The Corporation has established policies and procedures to assist it in remaining sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for unexpected events.
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
The composition of the Corporation’s financing to total assets at June 30, 2005 and December 31, 2004 were as follows:

			% increase (decrease)
			from	% of total assets
	June 30,	December 31,	December 31, 2004 to	June 30,	December 31,
(Dollars in millions)	2005	2004	June 30, 2005	2005	2004

Non-interest bearing deposits	$4,933	$4,173	18.2%	10.7%	9.4%
Interest-bearing core deposits	13,551	12,835	5.6	29.5	28.9
Other interest-bearing deposits	4,536	3,585	26.5	9.9	8.1
Federal funds and repurchase agreements	7,866	6,437	22.2	17.1	14.5
Other short-term borrowings	1,999	3,140	(36.3)	4.3	7.1
Notes payable and subordinated notes	9,210	10,306	(10.6)	20.0	23.2
Others	650	821	(20.8)	1.4	1.8
Stockholders’ equity	3,270	3,105	5.3	7.1	7.0

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 80% of total deposits at June 30, 2005. Certificates of deposit with denominations of $100 thousand and over at June 30, 2005 represented 20% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$1,484,976
3 to 6 months	564,751
6 to 12 months	1,140,061
Over 12 months	1,345,983

$4,535,771

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

As of June 30, 2005, other than the strategy followed in 2005 with respect to PFH’s securitization transactions described in the Off-Balance Sheet Activities section of this report, there have been no significant changes in the Corporation’s funding activities and strategy disclosed in the Management’s Discussion and Analysis included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2004. Refer to note 8 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at June 30, 2005.
Risks to Liquidity
Credit ratings by the major credit rating agencies are an important component of the Corporation’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult. In early August 2005, Fitch, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial and / or business trends, which if left unchanged, may result in a rating change. Management anticipates that all concerns raised by the credit rating agency will be fully addressed. The Corporation is also rated by two other nationally recognized credit rating agencies. Management has not been advised by these agencies of any potential changes to either the Corporation’s ratings or rating outlook.
The Corporation and BPPR’s debt ratings at June 30, 2005 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $223 million at June 30, 2005.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. The Corporation is currently in full compliance with all financial covenants in effect and expects to remain so in the future. At June 30, 2005, the Corporation had $1.0 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.
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
Internal Control Over Financial Reporting
     There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2005 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

April 1 – April 30	-	-	-	9,083,168
May 1 – May 31	25,658	$23.71	25,658	9,055,830
June 1 – June 30	-	-	-	9,055,830

Total June 30, 2005	25,658	$23.71	25,658	9,055,830

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Shareholders Meeting of Popular, Inc. was held on April 27, 2005. A quorum was obtained with 232,683,308 shares represented in person or by proxy, which represented approximately 87.20% of all votes eligible to be cast at the meeting. Three Directors of the Corporation, María Luisa Ferré, Frederic V. Salerno and William J. Teuber Jr., were elected for a three-year term. The following directors were not up for reelection and continued to hold office after the meeting: Jose B. Carrión Jr., Manuel Morales Jr., José R. Vizcarrondo, Juan J. Bermúdez, Richard L. Carrión and Francisco M. Rexach. Félix J. Serrallés would have attained 72 years of age during the term to be served, therefore, in accordance with Board policy, Mr. Serrallés was not nominated for reelection. The ratification of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2005 was also approved at the Annual Meeting. The result of the voting on each of the proposals is set forth below:

Proposal 1: Election of three (3) Class 3 Directors:

Nominees for		Votes
Three-year term	Votes For	Withheld

María Luisa Ferré	222,382,800	10,300,508
Frederic V. Salerno	227,329,797	5,353,511
William J. Teuber Jr.	231,417,834	1,265,474
Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2005:

In favor: Against: Abstain:	230,170,835 2,278,350 234,123
Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

23.1	Consent of independent registered public accounting firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 9, 2005	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller