Form 10-Q
period 2005-09-30
POPULAR INC
filed 2005-11-04
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
     ☑ Yes           ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes           ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value, 267,427,048 Shares Outstanding as of October 28, 2005.

POPULAR, INC.
INDEX

Forward-Looking Information.
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2005	2004	2004

ASSETS
Cash and due from banks	$889,145	$716,459	$758,057

Money market investments:
Federal funds sold and securities purchased under agreements to resell	631,641	879,321	845,280
Time deposits with other banks	6,580	319	319
Bankers’ acceptances	—	—	69

	638,221	879,640	845,668

Investment securities available-for-sale, at market value:
Pledged securities with creditors’ right to repledge	5,607,849	4,828,716	4,864,037
Other investment securities available-for-sale	5,885,359	6,333,429	6,375,582
Investment securities held-to-maturity, at amortized cost	359,228	340,850	137,317
Other investment securities, at lower of cost or realizable value	331,141	302,440	276,521
Trading account securities, at market value:
Pledged securities with creditors’ right to repledge	361,411	257,857	235,884
Other trading securities	180,578	127,282	85,479
Loans held-for-sale, at lower of cost or market	867,059	750,728	265,753

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	259,779	318,409	801,744
Other loans held-in-portfolio	29,717,001	27,935,514	26,722,900
Less – Unearned income	293,756	262,390	273,099
Allowance for loan losses	459,425	437,081	445,845

	29,223,599	27,554,452	26,805,700

Premises and equipment	592,250	545,681	535,388
Other real estate	77,993	59,717	58,814
Accrued income receivable	261,097	207,542	227,259
Other assets	1,276,576	1,046,374	946,208
Goodwill	525,036	411,308	394,316
Other intangible assets	43,566	39,101	43,611

	$47,120,108	$44,401,576	$42,855,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,733,226	$4,173,268	$4,076,535
Interest bearing	18,845,483	16,419,892	16,406,683

	22,578,709	20,593,160	20,483,218
Federal funds purchased and assets sold under agreements to repurchase	8,017,783	6,436,853	7,306,235
Other short-term borrowings	2,908,523	3,139,639	2,454,872
Notes payable	9,564,425	10,180,710	8,774,868
Subordinated notes	125,000	125,000	125,000
Other liabilities	704,171	821,491	700,802

	43,898,611	41,296,853	39,844,995

Commitments and contingencies (See Note 8)

Minority interest in consolidated subsidiaries	101	102	104

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 280,604,768 shares issued (December 31, 2004 – 280,016,007; September 30, 2004 – 279,779,228) and 267,152,969 shares outstanding (December 31, 2004 – 266,582,103; September 30, 2004 – 266,345,324)	1,683,629	1,680,096	1,678,675
Surplus	292,418	278,840	327,366
Retained earnings	1,403,133	1,129,793	994,206
Accumulated other comprehensive (loss) income, net of tax of ($40,310) (December 31, 2004 - $6,780; September 30, 2004 - $8,662)	(137,578)	35,454	29,810
Treasury stock – at cost, 13,451,799 shares (December 31, 2004 – 13,433,904; September 30, 2004 – 13,433,904)	(207,081)	(206,437)	(206,437)

	3,221,396	3,104,621	3,010,495

	$47,120,108	$44,401,576	$42,855,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2005	2004	2005	2004

INTEREST INCOME:
Loans	$527,134	$445,204	$1,542,639	$1,271,541
Money market investments	7,502	6,512	22,942	18,674
Investment securities	123,701	106,322	358,757	303,798
Trading account securities	7,751	5,729	22,126	20,766

	666,088	563,767	1,946,464	1,614,779

INTEREST EXPENSE:
Deposits	113,799	83,467	310,543	240,852
Short-term borrowings	89,213	44,830	232,392	112,440
Long-term debt	114,966	87,278	340,703	241,878

	317,978	215,575	883,638	595,170

Net interest income	348,110	348,192	1,062,826	1,019,609
Provision for loan losses	49,960	46,614	144,232	132,641

Net interest income after provision for loan losses	298,150	301,578	918,594	886,968
Service charges on deposit accounts	46,836	41,455	135,660	123,077
Other service fees	85,004	71,063	247,860	218,476
Net (loss) gain on sale and valuation adjustment of investment securities	(920)	—	50,891	13,435
Trading account profit (loss)	4,707	803	28,138	(748)
Gain on sale of loans	17,585	11,855	42,675	30,170
Other operating income	21,836	19,380	65,871	64,351

	473,198	446,134	1,489,689	1,335,729

OPERATING EXPENSES:
Personnel costs:
Salaries	120,012	108,807	351,361	315,785
Profit sharing	4,890	5,083	16,805	16,404
Pension and other benefits	29,780	28,762	96,684	92,587

	154,682	142,652	464,850	424,776
Net occupancy expenses	27,719	23,572	78,414	67,437
Equipment expenses	31,185	28,601	90,029	83,899
Other taxes	10,368	9,269	29,088	28,490
Professional fees	27,888	26,121	82,787	68,755
Communications	15,640	15,706	46,579	46,589
Business promotion	23,940	20,492	69,860	54,418
Printing and supplies	4,845	4,069	13,971	13,458
Other operating expenses	30,759	25,407	88,098	75,863
Amortization of intangibles	2,387	1,984	6,770	5,586

	329,413	297,873	970,446	869,271

Income before income tax and cumulative effect of accounting change	143,785	148,261	519,243	466,458
Income tax	28,569	32,880	112,395	104,774

Income before cumulative effect of accounting change	115,216	115,381	406,848	361,684
Cumulative effect of accounting change, net of tax	—	—	3,607	—

NET INCOME	$115,216	$115,381	$410,455	$361,684

NET INCOME APPLICABLE TO COMMON STOCK	$112,237	$112,402	$401,520	$352,749

BASIC AND DILUTED EARNINGS PER COMMON SHARE (EPS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.42	$0.42	$1.49	$1.32

BASIC AND DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.42	$0.42	$1.50	$1.32

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.48	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2005	2004

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,680,096	837,566
Common stock issued under the Dividend Reinvestment Plan	3,307	1,618
Transfer from retained earnings resulting from stock split	—	839,266
Options exercised	226	225

Balance at end of period	1,683,629	1,678,675

Surplus:
Balance at beginning of year	278,840	314,638
Common stock issued under the Dividend Reinvestment Plan	10,211	9,507
Options granted	2,791	2,371
Options exercised	576	850

Balance at end of period	292,418	327,366

Retained earnings:
Balance at beginning of year	1,129,793	1,601,851
Net income	410,455	361,684
Cash dividends declared on common stock	(128,180)	(121,128)
Cash dividends declared on preferred stock	(8,935)	(8,935)
Transfer to common stock resulting from stock split	—	(839,266)

Balance at end of period	1,403,133	994,206

Accumulated other comprehensive (loss) income:
Balance at beginning of year	35,454	19,014
Other comprehensive (loss) income, net of tax	(173,032)	10,796

Balance at end of period	(137,578)	29,810

Treasury stock — at cost:
Balance at beginning of year	(206,437)	(205,527)
Purchase of common stock	(1,467)	(1,259)
Reissuance of common stock	823	349

Balance at end of period	(207,081)	(206,437)

Total stockholders’ equity	$3,221,396	$3,010,495

Disclosure of changes in number of shares:
	September 30,	December 31,	September 30,
	2005	2004	2004

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	280,016,007	139,594,296	139,594,296
Issued under the Dividend Reinvestment Plan	551,175	447,138	269,596
Stock split	—	139,877,770	139,877,770
Options exercised	37,586	96,803	37,566

Balance at end of period	280,604,768	280,016,007	279,779,228

Treasury stock	(13,451,799)	(13,433,904)	(13,433,904)

Common Stock — Outstanding	267,152,969	266,582,103	266,345,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Net income	$115,216	$115,381	$410,455	$361,684

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(183)	424	(611)	(10,832)
Unrealized (losses) gains on securities arising during the period	(166,553)	205,837	(170,856)	40,793
Reclassification adjustment for losses (gains) included in net income	920	—	(50,368)	(11,998)
Net losses on cash flow hedges	(1,717)	(8,949)	(3,496)	(7,597)
Reclassification adjustment for losses included in net income	2,210	6,151	5,209	6,178

	(165,323)	203,463	(220,122)	16,544
Income tax benefit (expense)	40,646	(51,319)	47,090	(5,748)

Total other comprehensive (loss) income, net of tax	(124,677)	152,144	(173,032)	10,796

Comprehensive (loss) income	($9,461)	$267,525	$237,423	$372,480

Disclosure of accumulated other comprehensive (loss) income:

	September 30,	December 31,	September 30,
(In thousands)	2005	2004	2004

Foreign currency translation adjustment	($36,141)	($35,530)	($35,329)

Unrealized (losses) gains on securities	(142,719)	78,505	79,053
Tax effect	40,512	(7,198)	(10,752)

Net of tax amount	(102,207)	71,307	68,301

Unrealized gains (losses) on cash flows hedges	606	(1,107)	(5,618)
Tax effect	(202)	418	2,090

Net of tax amount	404	(689)	(3,528)

Cumulative effect of accounting change	366	366	366

Accumulated other comprehensive (loss) income, net of tax	($137,578)	$35,454	$29,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$410,455	$361,684
Less: Cumulative effect of accounting change, net of tax	3,607	—

Net income before cumulative effect of accounting change	406,848	361,684

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	60,767	55,086
Provision for loan losses	144,232	132,641
Amortization of intangibles	6,770	5,586
Net gain on sale and valuation adjustment of investment securities	(50,891)	(13,435)
Net gain on disposition of premises and equipment	(11,165)	(13,977)
Net gain on sale of loans, excluding loans held-for-sale	(6,732)	(11,268)
Net amortization of premiums and accretion of discounts on investments	30,709	30,226
Net amortization of premiums and deferred loan origination fees and costs	92,586	88,974
Earnings from investments under the equity method	(8,917)	(5,191)
Stock options expense	2,970	2,617
Net decrease (increase) in loans held-for-sale	1,860,216	(34,643)
Net decrease (increase) in trading securities	392,894	(105,050)
Net increase in accrued income receivable	(46,259)	(43,930)
Net increase in other assets	(43,653)	(46,535)
Net increase in interest payable	35,737	33,400
Net (decrease) increase in deferred and current taxes	(47,316)	5,012
Net increase in postretirement benefit obligation	3,631	3,000
Net decrease in other liabilities	(57,248)	(11,740)

Total adjustments	2,358,331	70,773

Net cash provided by operating activities	2,765,179	432,457

Cash flows from investing activities:
Net decrease (increase) in money market investments	271,264	(72,576)
Purchases of investment securities:
Available-for-sale	(3,321,802)	(4,256,151)
Held-to-maturity	(49,193,426)	(597,447)
Other	(63,394)	(44,907)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	2,716,663	3,351,629
Held-to-maturity	49,194,005	538,427
Other	34,693	1,530
Proceeds from sale of investment securities available-for-sale	272,609	374,627
Net disbursements on loans	(1,735,102)	(1,222,463)
Proceeds from sale of loans	109,244	274,928
Acquisition of loan portfolios	(2,301,771)	(2,633,723)
Assets acquired, net of cash	(180,744)	(166,740)
Acquisition of premises and equipment	(118,382)	(109,410)
Proceeds from sale of premises and equipment	30,631	25,433

Net cash used in investing activities	(4,285,512)	(4,536,843)

Cash flows from financing activities:
Net increase in deposits	1,313,013	1,226,373
Net increase in federal funds purchased and assets sold under agreements to repurchase	1,543,210	1,503,593
Net (decrease) increase in other short-term borrowings	(234,365)	418,748
Net (payments of) proceeds from notes payable and capital securities	(802,927)	1,138,266
Dividends paid	(137,014)	(123,322)
Proceeds from issuance of common stock	14,141	11,954
Treasury stock acquired	(1,467)	(1,259)

Net cash provided by financing activities	1,694,591	4,174,353

Cash effect of change in accounting principle	(1,572)	—

Net increase in cash and due from banks	172,686	69,967
Cash and due from banks at beginning of period	716,459	688,090

Cash and due from banks at end of period	$889,145	$758,057

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of operations and basis of presentation
Popular, Inc. (the “Corporation”, “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance services through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America (“BPNA”) in California, Texas, Illinois, New York, New Jersey and Florida, and financial services stores under the name of Popular Cash Express. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings, Inc. (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has a solid record of success in 11 Latin American countries. Note 16 to the unaudited consolidated financial statements presents information about each of the Corporation’s business segments.
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
In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”), mainly to facilitate timely reporting. In 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a calendar period. The impact of this change in net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the quarter ended March 31, 2005, and corresponds to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005. Refer to Note 17 for further information on the subsidiaries which continue to have a fiscal year-end in November 2005.
Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation for the year ended December 31, 2004, included in the Corporation’s Annual Report on Form 10-K.

Principal acquisition during 2005
In January 2005, the Corporation completed the acquisition of Kislak Financial Corporation (“Kislak”), the holding company of Kislak National Bank, based in South Florida. Immediately prior to the acquisition, Kislak had assets of approximately $965 million, a loan portfolio of approximately $590 million and deposits of approximately $659 million.
Expected Acquisitions announced in the third quarter of 2005
Popular, Inc. completed the acquisition of 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. (“E-LOAN”), a California-based online consumer direct lender, for $4.25 per share in cash, or approximately $300 million. E-LOAN, which becomes a wholly-owned subsidiary of PFH, originated over $5 billion in mortgage, home equity, and auto loans in 2004. Through this merger, Popular, Inc. further expands its presence in the mainland U.S. market, complements its existing non-prime and warehouse lending businesses, and significantly enhances its technology platform to support its growth strategy in which the internet plays an important role. This transaction became effective on November 1, 2005.
Also, in September 2005, Popular, Inc. announced a definitive merger agreement to acquire the assets of Infinity Mortgage Corporation, based in New Jersey. The operations of Infinity Mortgage will become part of the mortgage business of Equity One, Inc., a subsidiary of PFH. The transaction, which is expected to be completed during the fourth quarter of 2005, will help increase Popular, Inc.’s market share in the U.S. as well as strengthen its existing mortgage and loan servicing businesses. Infinity Mortgage Corporation originated over $220 million in mortgage loans during 2004 and operates in New Jersey, New York, Connecticut, Maryland, Massachusetts and Pennsylvania.
Operations to be disposed of by sale
On September 21, 2005, Popular, Inc. announced that ACE Cash Express, Inc. (“ACE”) will acquire substantially all of the assets of Popular Cash Express, Inc. (“PCE”), our wholly-owned check cashing business in the U.S., for $36 million. The Corporation has been constrained in its ability to compete against non-bank owned check cashing operations, which are less regulated than banking institutions, but is committed to remain an active participant in the industry as a lender and servicer to other retail check cashing institutions, and will continue to collaborate with regulators and lawmakers to accelerate the integration of unbanked and underbanked individuals into mainstream financial services. The agreements signed by Popular and ACE do not require regulatory approval and are subject to customary closing terms and conditions. PCE had approximately $62 million in total assets as of September 30, 2005, consisting principally of cash, premises and equipment, and goodwill. Total revenues for the nine months ended September 30, 2005 were approximately $19 million and pre-tax losses approximated $4.3 million. The financial results of PCE are part of the “United States Financial Services” reportable segment in Note 16 – Segment Reporting, included in the accompanying notes to the unaudited consolidated financial statements in this Form 10-Q. The transaction is expected to be completed during the fourth quarter of 2005. No significant gain or loss is expected on this sale transaction.
Subsequent event
On January 18, 2005, the Corporation announced that it had been informed by the Antitrust Division of the U.S. Department of Justice that the Department of Justice was conducting an investigation concerning the participation by its subsidiary, GM Group, Inc. (which after a reorganization in 2004 became part of EVERTEC), in the E-rate program, which is administered by the Federal Communications Commission (FCC) and pays for telecommunications services and related equipment for schools and libraries.
On October 13, 2005, the Corporation entered into a Settlement Agreement with the Department of Justice and the Federal Communications Commission in connection with this matter. Pursuant to the Settlement Agreement, EVERTEC, without admitting liability and denying any allegations of misconduct, agreed to make a $4.8 million payment to the United States and agreed to voluntarily disqualify itself from bidding on or performing any work related to contracts funded by the Federal Communications Commission for a three year period. EVERTEC also agreed to cooperate with U.S. governmental authorities in any investigation or litigation related to its participation in the E-rate program. The Settlement Agreement did not have and is not expected to have an impact on the Corporation’s third or fourth quarter results of operations or the Corporation’s financial condition because the full amount of the settlement payment has been previously accrued and because EVERTEC is not engaged in work related to Federal Communications Commission contracts.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At September 30, 2005, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income (December 31, 2004 — $36 million; September 30, 2004 — $35 million).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended September 30, 2005 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the quarter ended September 30, 2005, approximately $1.0 million in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive (loss) income. For the nine months ended September 30, 2005, net remeasurement gains totaled $1.3 million. These net gains relate to improvement in the Dominican peso’s exchange rate to the U.S. dollar from $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, to $30.85 at December 31, 2004 and $29.05 at September 30, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 101.5 percent at September 30, 2005.

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
SOP 03-3 prohibits “carrying over” or the creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination, subject to certain exceptions stipulated in the statement. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.
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
In June 2005, the FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other than temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

The Corporation is waiting for the issuance of the final guidance to evaluate the effects of the recognition and measurement provisions that the proposed statement, as amended, may have on its financial condition and results of operations.
SFAS No. 123-R, “Share-Based Payment”
In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. Also, SFAS 123-R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. In April 2005, the Securities and Exchange Commission approved a rule that delays the effective date of SFAS No. 123-R to annual, rather than interim, periods that begin after September 15, 2005. Management is currently evaluating the effect of the adoption of SFAS No. 123-R, but does not expect the adoption to have a material effect on the Corporation’s financial condition, results of operations or cash flows due to the fact that in 2002, the Corporation voluntarily adopted the fair value recognition method under SFAS No. 123. The Corporation will prospectively apply SFAS No. 123-R to its financial statements as of January 1, 2006.
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
SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle.
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Corporation is currently evaluating the impact that this new accounting pronouncement may have on its financial condition and results of operations.
FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143
In March 2005, the FASB issued financial interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or cash flows.
FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Act”) provides for a special one-time deduction of 85 percent of certain foreign earnings repatriated into the U.S. from non-U.S. subsidiaries through September 30, 2006. To date, the Corporation has not provided for income taxes on unremitted earnings generated by the non-U.S. subsidiary given the Corporation’s intent to permanently reinvest those earnings.
Note 3 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of September 30, 2005, December 31, 2004 and September 30, 2004 were as follows:

	AS OF SEPTEMBER 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$551,152	—	$22,803	$528,349
Obligations of other U.S. Government agencies and corporations	7,640,659	$1,158	121,114	7,520,703
Obligations of Puerto Rico, States and political subdivisions	165,872	4,402	931	169,343
Collateralized mortgage obligations	1,694,299	5,639	12,914	1,687,024
Mortgage-backed securities	1,441,383	10,161	18,540	1,433,004
Equity securities	61,453	12,102	304	73,251
Others	80,743	1,048	257	81,534

	$11,635,561	$34,510	$176,863	$11,493,208

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$547,581	—	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	6,882,662	$28,196	31,995	6,878,863
Obligations of Puerto Rico, States and political subdivisions	128,900	4,616	1,558	131,958
Collateralized mortgage obligations	1,606,721	6,598	7,365	1,605,954
Mortgage-backed securities	1,828,919	25,476	6,626	1,847,769
Equity securities	22,796	84,425	298	106,923
Others	65,695	1,243	245	66,693

	$11,083,274	$150,554	$71,683	$11,162,145

	AS OF SEPTEMBER 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$549,696	—	$22,919	$526,777
Obligations of other U.S. Government agencies and corporations	6,942,634	$33,279	30,520	6,945,393
Obligations of Puerto Rico, States and political subdivisions	132,317	5,078	1,514	135,881
Collateralized mortgage obligations	1,645,654	5,264	6,124	1,644,794
Mortgage-backed securities	1,799,413	28,784	4,556	1,823,641
Equity securities	23,035	72,427	299	95,163
Others	67,451	1,179	660	67,970

	$11,160,200	$146,011	$66,592	$11,239,619

During the quarter ended September 30, 2005, the Corporation reassessed the appropriateness of the classification of certain earning assets and reclassified $42 million from investment securities available-for-sale to commercial loans based on the underlying characteristics of the instrument and the source of its cash flows. The assets were transferred at cost and evaluated for any credit risk exposure.
The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005, December 31, 2004 and September 30, 2004:

	AS OF SEPTEMBER 30, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$24,814	$271	$24,543
Obligations of other U.S. Government agencies and corporations	6,276,514	89,341	6,187,173
Obligations of Puerto Rico, States and political subdivisions	13,240	41	13,199
Collateralized mortgage obligations	673,542	6,256	667,286
Mortgage-backed securities	520,241	7,628	512,613
Equity securities	29	5	24
Others	11,180	257	10,923

	$7,519,560	$103,799	$7,415,761

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$526,238	$22,532	$503,706
Obligations of other U.S. Government agencies and corporations	1,163,926	31,773	1,132,153
Obligations of Puerto Rico, States and political subdivisions	52,370	890	51,480
Collateralized mortgage obligations	225,321	6,658	218,663
Mortgage-backed securities	482,962	10,912	472,050
Equity securities	300	299	1

	$2,451,117	$73,064	$2,378,053

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$551,052	$22,803	$528,249
Obligations of other U.S. Government agencies and corporations	7,440,440	121,114	7,319,326
Obligations of Puerto Rico, States and political subdivisions	65,610	931	64,679
Collateralized mortgage obligations	898,863	12,914	885,949
Mortgage-backed securities	1,003,203	18,540	984,663
Equity securities	329	304	25
Others	11,180	257	10,923

	$9,970,677	$176,863	$9,793,814

	AS OF DECEMBER 31, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,889	$292	$54,597
Obligations of other U.S. Government agencies and corporations	3,371,503	19,038	3,352,465
Obligations of Puerto Rico, States and political subdivisions	10,957	129	10,828
Collateralized mortgage obligations	434,001	4,690	429,311
Mortgage-backed securities	921,534	6,581	914,953
Equity securities	300	298	2
Others	6,553	245	6,308

	$4,799,737	$31,273	$4,768,464

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$492,692	$23,304	$469,388
Obligations of other U.S. Government agencies and corporations	492,816	12,957	479,859
Obligations of Puerto Rico, States and political subdivisions	43,700	1,429	42,271
Collateralized mortgage obligations	136,923	2,675	134,248
Mortgage-backed securities	1,217	45	1,172

	$1,167,348	$40,410	$1,126,938

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$547,581	$23,596	$523,985
Obligations of other U.S. Government agencies and corporations	3,864,319	31,995	3,832,324
Obligations of Puerto Rico, States and political subdivisions	54,657	1,558	53,099
Collateralized mortgage obligations	570,924	7,365	563,559
Mortgage-backed securities	922,751	6,626	916,125
Equity securities	300	298	2
Others	6,553	245	6,308

	$5,967,085	$71,683	$5,895,402

	AS OF SEPTEMBER 30, 2004
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,910	$164	$54,746
Obligations of other U.S. Government agencies and corporations	2,808,521	17,182	2,791,339
Obligations of Puerto Rico, States and political subdivisions	7,810	26	7,784
Collateralized mortgage obligations	503,785	5,179	498,606
Mortgage-backed securities	470,165	2,767	467,398
Equity securities	300	299	1
Others	12,541	660	11,881

	$3,858,032	$26,277	$3,831,755

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$494,786	$22,755	$472,031
Obligations of other U.S. Government agencies and corporations	435,513	13,338	422,175
Obligations of Puerto Rico, States and political subdivisions	43,700	1,488	42,212
Collateralized mortgage obligations	88,409	945	87,464
Mortgage-backed securities	318,474	1,789	316,685

	$1,380,882	$40,315	$1,340,567

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$549,696	$22,919	$526,777
Obligations of other U.S. Government agencies and corporations	3,244,034	30,520	3,213,514
Obligations of Puerto Rico, States and political subdivisions	51,510	1,514	49,996
Collateralized mortgage obligations	592,194	6,124	586,070
Mortgage-backed securities	788,639	4,556	784,083
Equity securities	300	299	1
Others	12,541	660	11,881

	$5,238,914	$66,592	$5,172,322

The unrealized loss positions of available-for-sale securities at September 30, 2005 are primarily associated with U.S. Agency and Treasury obligations, and to a lesser extent, U.S. Agency-issued collateralized mortgage obligations, and mortgage-backed securities. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at September 30, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.
During the nine months ended September 30, 2005, the Corporation recognized through earnings approximately $12.6 million in losses in the available-for-sale portfolio that management considered to be other than temporarily impaired. These realized losses were associated with interest only strips and equity securities.
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

	September 30, 2005		December 31, 2004		September 30, 2004
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,694,826	$1,688,626	$1,915,392	$1,931,026	$1,954,660	$1,971,204
FHLB	7,422,223	7,304,602	6,669,002	6,671,910	6,478,314	6,480,478
Freddie Mac	1,189,090	1,177,706	1,322,095	1,318,525	1,298,896	1,297,099
Note 4 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of September 30, 2005, December 31, 2004 and September 30, 2004 were as follows:

	AS OF SEPTEMBER 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$246,861	—	$96	$246,765
Obligations of Puerto Rico, States and political subdivisions	79,550	$2,879	129	82,300
Collateralized mortgage obligations	527	—	26	501
Others	32,290	357	10	32,637

	$359,228	$3,236	$261	$362,203

	AS OF DECEMBER 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$176,954	$9	$1	$176,962
Obligations of Puerto Rico, States and political subdivisions	116,878	2,904	119	119,663
Collateralized mortgage obligations	623	—	65	558
Others	46,395	1,325	4	47,716

	$340,850	$4,238	$189	$344,899

	AS OF SEPTEMBER 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government agencies and corporations	$8,053	—	—	$8,053
Obligations of Puerto Rico, States and political subdivisions	82,100	2,745	$125	84,720
Collateralized mortgage obligations	684	—	88	596
Others	46,480	1,431	3	47,908

	$137,317	$4,176	$216	$141,277

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005, December 31, 2004 and September 30, 2004:

	AS OF SEPTEMBER 30, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$237,818	$96	$237,722
Obligations of Puerto Rico, States and political subdivisions	4,205	21	4,184
Others	750	10	740

	$242,773	$127	$242,646

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$21,580	$108	$21,472
Collateralized mortgage obligations	527	26	501
Others	250	—	250

	$22,357	$134	$22,223

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$237,818	$96	$237,722
Obligations of Puerto Rico, States and political subdivisions	25,785	129	25,656
Collateralized mortgage obligations	527	26	501
Others	1,000	10	990

	$265,130	$261	$264,869

	AS OF DECEMBER 31, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	1,078	9	1,069
Others	750	4	746

	$23,811	$14	$23,797

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,080	$110	$21,970
Collateralized mortgage obligations	623	65	558
Others	250	—	250

	$22,953	$175	$22,778

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of other U.S. Government agencies and corporations	$21,983	$1	$21,982
Obligations of Puerto Rico, States and political subdivisions	23,158	119	23,039
Collateralized mortgage obligations	623	65	558
Others	1,000	4	996

	$46,764	$189	$46,575

	AS OF SEPTEMBER 30, 2004
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$2,085	$15	$2,070
Others	1,000	3	997

	$3,085	$18	$3,067

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,080	$110	$21,970
Collateralized mortgage obligations	683	88	595

	$22,763	$198	$22,565

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$24,165	$125	$24,040
Collateralized mortgage obligations	683	88	595
Others	1,000	3	997

	$25,848	$216	$25,632

Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2005 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.
Note 5 — Pledged and Other Restricted Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2005	2004	2004

Investment securities available-for-sale	$2,928,729	$2,802,647	$2,842,033
Investment securities held-to-maturity	1,255	1,378	1,380
Loans	11,289,750	10,749,244	10,892,942

	$14,219,734	$13,553,269	$13,736,355

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
In compliance with rules and regulations of the Securities and Exchange Commission, at September 30, 2005, the Corporation had securities with a market value of $699 thousand segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary (December 31, 2004 — $899 thousand; September 30, 2004 — $895 thousand). These securities are classified in the consolidated statements of condition within the trading securities category.

As required by the Puerto Rico International Banking Center Law, at September 30, 2005, December 31, 2004 and September 30, 2004, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand, equally split for the two IBEs, in assets which were considered restricted.
Note 6 — Derivative Instruments and Hedging Activities
In managing its market risk, the Corporation enters, to a limited extent, into certain derivative transactions, primarily interest rate swaps, interest rate forwards and future contracts, interest rate caps, index options, foreign exchange contracts, floors and options embedded in financial contracts.
There were no changes in derivative instruments and hedging activities having a significant impact in the Corporation’s financial condition or results of operations from December 31, 2004 to September 30, 2005.
Note 7 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and 2005, allocated by reportable segment, and in the case of Popular Puerto Rico, as an additional disclosure, by business area, were as follows (refer to Note 16 for the definition of the Corporation’s reportable segments):

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2005	acquired	September 30, 2005

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	3,322	$513	3,835
U.S. Financial Services	309,709	109,064	418,773
Popular Financial Holdings	9,514	—	9,514
Processing	39,090	4,151	43,241

Total Popular, Inc.	$411,308	$113,728	$525,036

	Balance at	Goodwill	Balance at
(In thousands)	January 1, 2004	Acquired (1)	September 30, 2004

Popular Puerto Rico:
P.R. Commercial Banking	$14,674	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	34,999
P.R. Other Financial Services	1,556	$2,056	3,612
U.S. Financial Services	93,586	200,148	293,734
Popular Financial Holdings	8,870	644	9,514
Processing	37,805	(22)	37,783

Total Popular, Inc.	$191,490	$202,826	$394,316

(1)	Negative amount represents adjustment to purchase accounting entries during the allowable period after purchase date.

No goodwill was written-down during the nine months ended September 30, 2005 and 2004.
The Corporation performed the annual impairment test required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The results of this test did not reveal impairment in the Corporation’s recorded goodwill.

At September 30, 2005 and December 31, 2004, other than goodwill, the Corporation had $65 thousand of identifiable intangibles with an indefinite useful life related to a trademark. There were no identifiable intangibles with an indefinite useful life at September 30, 2004. The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2005		December 31, 2004		September 30, 2004
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$76,956	$38,901	$86,327	$50,376	$88,771	$48,215
Other customer relationships	2,875	229	726	59	550	46
Other intangibles	4,328	1,528	3,295	877	3,345	794

Total	$84,159	$40,658	$90,348	$51,312	$92,666	$49,055

The increase in goodwill from the end of 2004 to September 30, 2005 was mostly the result of the acquisition of Kislak. Other intangible assets subject to amortization decreased from December 31, 2004 partly due to certain core deposits intangibles that became fully amortized during 2005 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.
During the quarter and nine months ended September 30, 2005, the Corporation recognized $2.4 million and $6.8 million, respectively, in amortization expense related to other intangible assets with definite lives (September 30, 2004 — $2.0 million and $5.6 million, respectively).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2005	$9,063
2006	9,002
2007	6,796
2008	5,142
2009	4,621
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 8 — Retained Interests on Sales of Mortgage Loans
During the nine-month period ended September 30, 2005, the Corporation, through its mortgage and consumer lending subsidiary in the mainland United States, PFH, retained servicing responsibilities and interest-only strips on securitization transactions involving the transfer of non-prime mortgage loans to a special purpose entity, which in turn transferred the loans to a securitization trust vehicle.
During the first nine months of 2005, the Corporation completed four off-balance sheet securitizations which met the criteria for sale accounting under SFAS No. 140. Approximately, $1.7 billion in adjustable (“ARM”) and fixed rate non-prime mortgage loans were securitized and sold by the Corporation during this period, with a gain on sale of $24.8 million. As part of these transactions, the Corporation recognized mortgage servicing rights (“MSRs”) of $36 million and interest-only strips (“IOs”) of $49 million. Key economic assumptions used in measuring the retained interests at the date of these securitizations were: discount rates ranging from 14% to 15%, conditional prepayment rates ranging from 28% to 35% in adjustable rate loans and 20% to 28% in fixed rate loans; and loss rates ranging from 1.28% to 2.34%.

When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is not permitted to derecognize the transferred financial assets and the transaction is accounted for as a secured borrowing. In these cases, the assets remain on the Corporation’s financial statements and a liability is recorded for the related asset-backed bonds (“on-balance sheet securitizations”). The loans transferred to the trusts are included on the balance sheet as loans pledged as collateral for secured borrowings. Since the Corporation retains the servicing of the loans in on-balance sheet securitizations, it recognizes MSRs at the time of securitization as they become a distinct asset that can be contractually separated from the underlying loans.
During the first nine months of 2005, the Corporation completed two on-balance sheet securitizations involving approximately $1.2 billion in adjustable and fixed rate non-prime mortgage loans. As part of these transactions, the Corporation recognized mortgage servicing rights of $25 million. Key economic assumptions used in measuring the retained interests at the date of these securitizations were: discount rate of 14% and conditional prepayment rates ranging from 28% to 35% in adjustable rate loans and 20% to 25% in fixed rate loans.
IOs retained as part of off-balance sheet securitizations of non-prime mortgage loans have been classified as investment securities available-for-sale and are presented at fair value in the unaudited consolidated statements of condition. The Corporation reviews the IOs for potential impairment on a quarterly basis and records impairment in accordance with SFAS No. 115. During the nine-month period ended September 30, 2005, the Corporation recorded other-than-temporary impairment losses of $11.7 million related with the IOs derived from the off-balance sheet securitizations.
As of September 30, 2005, key economic assumptions used to estimate the fair value of IOs and MSRs derived from PFH’s securitizations and the sensitivity to immediate changes in those assumptions were as follows:

		MSRs
(In thousands)	Interest-only Strips	Fixed	ARM

Carrying amount of retained interests	$52,246	$34,545	$21,562
Fair value of retained interests	$52,246	$35,341	$22,926
Weighted average collateral life (in years)	2.1 years	3.4 years	2.4 years
Conditional prepayment rate	28% Fixed / 35% ARM	28%	35%
Impact on fair value of 10% adverse change	$(5,425)	$(45)	$146
Impact on fair value of 20% adverse change	$(10,052)	$357	$267
Discount rate (annual rate)	15%	14%	14%
Impact on fair value of 10% adverse change	$(2,507)	$(827)	$(392)
Impact on fair value of 20% adverse change	$(4,846)	$(1,622)	$(771)

PFH as servicer collects prepayment penalties on a substantial portion of the underlying serviced loans, as such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.
Also, BPPR retains servicing responsibilities on the sale of mortgage loans, which substantially have fixed interest rates. BPPR as servicer does not earn significant prepayment penalties on the underlying loans serviced. As of September 30, 2005, key economic assumptions used to estimate the fair value of MSRs recorded by BPPR and the sensitivity to immediate changes in those assumptions were as follows:

(In thousands)	MSRs

Carrying amount of retained interests	$60,837
Fair value of retained interests	$66,340
Weighted average life (in years)	9.0 years
Conditional prepayment rate	11.5%
Impact on fair value of 10% adverse change	$(2,212)
Impact on fair value of 20% adverse change	$(4,281)
Discount rate (annual rate)	10.0%
Impact on fair value of 10% adverse change	(2,246)
Impact on fair value of 20% adverse change	$(4,351)

The sensitivity analyses presented above for IOs and MSRs are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.
Note 9 — Commitments and Contingencies
In the normal course of business the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at September 30, 2005 were $15 million and $251 million, respectively (December 31, 2004 — $19 million and $187 million; September 30, 2004 — $17 million and $151 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which were not reflected in the accompanying financial statements.
At September 30, 2005, the Corporation recorded a liability of $425 thousand (December 31, 2004 - $333 thousand; September 30, 2004 — $277 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under the standby letters of credit issued or modified after December 31, 2002. This liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.
The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated $4.0 billion at September 30, 2005 (December 31, 2004 — $3.9 billion; September 30, 2004 — $3.9 billion). In addition, at September 30, 2005, the Corporation fully and unconditionally guaranteed $824 million of capital securities (December 31, 2004 — $824 million; September 30, 2004 — $444 million) issued by four (December 31, 2004 — four; September 30, 2004 — two) wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the quarter ended March 31, 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries, which as of September 30, 2004 and December 31, 2004 amounted to $495 million and $210 million, respectively.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

Note 10 — Stock Option and Other Incentive Plans
Since 2001, the Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at September 30, 2005 under the original terms of the Stock Option Plan.
The Corporation recognized $1.3 million and $3.0 million in stock option expense for the quarter and nine months ended September 30, 2005, respectively (September 30, 2004 — $0.6 million and $2.6 million, respectively).
The following table presents information on stock options at September 30, 2005:

(Not in thousands)
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable

$14.39 - $18.50	1,600,385	$15.80	6.98 years	817,366	$15.61
$19.25 - $27.20	1,653,991	$25.29	8.76 years	241,340	$23.74

$14.39 - $27.20	3,254,376	$20.62	7.88 years	1,058,706	$17.46

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2004	1,779,219	$15.88
Granted	997,232	23.95
Exercised	(110,681)	15.82
Forfeited	(81,150)	23.22

Outstanding at December 31, 2004	2,584,620	$18.76
Granted	707,342	27.20
Exercised	(37,586)	16.56

Outstanding at September 30, 2005	3,254,376	$20.62

The stock options exercisable at September 30, 2005 totaled 1,058,706 (September 30, 2004 — 642,545).
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

During the quarter ended September 30, 2005, the Corporation granted 750 shares of restricted stock under the Incentive Plan for members of the Board of Directors of Popular, Inc. and BPPR. For the nine months ended September 30, 2005 there were 200,214 shares purchased and granted under the Incentive Plan for both corporate executive officers and members of the Board of Directors of Popular, Inc. and BPPR.

Also, during the first quarter of 2005, the Compensation Committee approved incentive awards for certain corporate executive officers under the Incentive Plan based on the 2005 performance, payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2006 subject to the attainment of the established performance goals for 2005. During the quarter and nine months ended September 30, 2005, the Corporation recognized $1.3 million and $2.5 million, respectively, of restricted stock expense related to the executive officers incentive awards. The compensation cost was estimated based upon the shorter of the vesting period stipulated in the short and long-term incentive awards or the participant attaining 55 years of age.
During the quarter and nine months ended September 30, 2005, the Corporation recognized $158 thousand and $421 thousand, respectively, of restricted stock expense related to shares of restricted stock granted to members of the Board of Directors of Popular, Inc. and BPPR.
Note 11 — Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Nine months ended		Quarters ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$3,858	$3,465	$11,689	$10,864	$240	$163	$720	$489
Interest cost	7,438	6,956	22,314	20,939	313	233	939	699
Expected return on plan assets	(10,281)	(9,340)	(30,462)	(28,002)	(203)	(172)	(609)	(516)
Amortization of asset obligation	(215)	(615)	(645)	(1,845)	—	—	—	—
Amortization of prior service cost	100	100	300	320	(27)	(26)	(81)	(78)
Amortization of net loss	17	15	51	40	147	75	441	225

Net periodic cost	917	581	3,247	2,316	470	273	1,410	819
Curtailment loss	—	—	—	849	—	—	—	—
Early retirement cost	—	—	—	2,219	—	—	—	—

Total cost	$917	$581	$3,247	$5,384	$470	$273	$1,410	$819

During the nine months ended September 30, 2005, contributions made to the pension and restoration plans approximated $2.8 million. The Corporation expects to contribute $0.8 million to the pension plans and $2.6 million to the benefit restoration plans during 2005.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

	Postretirement benefit plan
	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004

Service cost	$680	$628	$2,033	$2,202
Interest cost	2,067	2,022	6,201	6,667
Amortization of prior service cost	(262)	(239)	(786)	(764)
Amortization of net loss	423	334	1,269	1,712

Net periodic cost	2,908	2,745	8,717	9,817
Curtailment gain	—	—	—	(1,005)
Early retirement cost	—	—	—	347

Total cost	$2,908	$2,745	$8,717	$9,159

As of September 30, 2005, contributions made to the postretirement benefit plan approximated $4.6 million. The Corporation presently expects to contribute $6.7 million to the postretirement benefit plan during 2005.
Note 12 — Trust Preferred Securities
At September 30, 2005, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46.
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
Note 13 — Stockholders’ Equity
The Corporation has a dividend reinvestment and stock purchase plan under which stockholders may reinvest their quarterly dividends in shares of common stock at a 5% discount from the average market price at the time of issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments at prevailing market prices.
The Corporation’s authorized preferred stock may be issued in one or more series, and the shares of each series shall have such rights and preferences as shall be fixed by the Board of Directors when authorizing the issuance of that particular series. The Corporation’s only outstanding class of preferred stock is its 6.375% noncumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are perpetual, nonconvertible and are redeemable solely at the option of the Corporation beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 thereafter.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $285 million at September 30, 2005 (December 31, 2004 — $285 million; September 30, 2004 — $338 million). During the nine months ended September 30, 2005 and September 30, 2004 there were no transfers between the statutory reserve account and the retained earnings account.
Note 14 — Earnings per Common Share
The computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2005	2004	2005		2004

Net income	$115,216	$115,381	$410,455		$361,684
Less: Preferred stock dividends	2,979	2,979	8,935		8,935

Net income applicable to common stock after cumulative effect of accounting change	$112,237	$112,402	$401,520		$352,749

Net income applicable to common stock before cumulative effect of accounting change	$112,237	$112,402	$397,913		$352,749

Average common shares outstanding	267,244,997	266,414,016	267,043,298		266,197,350
Average potential common shares	590,367	404,362	539,824		310,586

Average common shares outstanding — assuming dilution	267,835,364	266,818,378	267,583,122		266,507,936

Basic earnings per common share before cumulative effect of accounting change	$0.42	$0.42	$1.49		$1.32

Diluted earnings per common share before cumulative effect of accounting change	$0.42	$0.42	$1.49	*	$1.32

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.42	$0.42	$1.50		$1.32

*	Quarterly amounts for 2005 do not add to the year-to-date total due to rounding.

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine months periods ended September 30, 2005, there were 245,332 and 555,961 weighted average antidilutive stock options outstanding, respectively (September 30, 2004 – 943,347 and 929,350, respectively). All shares of restricted stock are treated as outstanding for purposes of this computation.
Note 15 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005, the Corporation paid interest and income taxes amounting to $848 million and $158 million, respectively (September 30, 2004 – $562 million and $95 million, respectively). Loans receivable transferred to other real estate and other property for the nine months ended September 30, 2005, amounted to $105 million and $18 million, respectively (September 30, 2004 — $85 million and $20 million, respectively).
In addition, during the nine months ended September 30, 2005, the Corporation transferred $2.3 billion of mortgage loans held-in-portfolio to loans held-for-sale with the intent to securitize the financial assets in transactions structured as sales under the provisions of SFAS No. 140, or for future whole-loan sales in the secondary market. The transfer was accounted at lower of cost or fair value. Since the beginning of 2005, the Corporation, through its subsidiary PFH, completed four securitization transactions of mortgage loans held-for-sale which met the criteria for sale accounting under SFAS No. 140. The cash inflows from these transactions were reflected as part of operating activities in the consolidated statement of cash flows. During 2004, PFH’s securitization transactions did not meet the criteria for sale accounting under SFAS No. 140, as such the transactions were accounted as secured borrowings and the cash inflows were reflected as financing activities in the consolidated statement of cash flows.
Note 16 — Segment Reporting
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
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the new organizational structure which focuses primarily towards products and services as well as on the markets the segments serve. Other factors, such as the credit risk characteristics of the loan products, distribution channels and clientele, were also considered in the determination of reportable segments.
Popular Puerto Rico:
Given that Popular Puerto Rico constitutes approximately 72% of the Corporation’s net income and 56% of its total assets as of September 30, 2005, additional disclosures are provided for the business areas included in this reportable segment, as described below:
–	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds as well as a proportionate share of the investment function of BPPR.

–	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

–	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
United States Financial Services:
This reportable segment includes principally the activities of BPNA, including its subsidiaries Popular Leasing, U.S.A and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in six states. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The U.S. Financial Services segment also includes the retail financial services of Popular Cash Express, a fee driven business that serves the unbanked, retail customer. As stated in Note 1, the sale of PCE’s operations is expected to be completed during the fourth quarter of 2005.
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
Processing:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; and ATH Costa Rica, S.A. and CreST, S.A., located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
Corporate:
Corporate consists primarily of the Holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations are included as part of the processing segment. The holding companies obtain funding in the capital markets to finance the Corporation’s growth, including acquisitions. The Corporate circle also includes the expenses of the four administrative corporate areas that were identified as critical for the organization: Finance, Risk Management, Legal and People, Communications and Planning. These corporate administrative areas have the responsibility of establishing policy, setting up controls and coordinating the activities of their corresponding groups in each of the business circles.
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
Prior period amounts corresponding to the periods ended September 30, 2004 and December 31, 2004 have been restated to reflect changes in segment reporting.
2005
For the quarter ended September 30, 2005

			Popular			Total
		U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Popular Puerto Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$224,050	$88,430	$43,769	$(84)	—	$356,165
Provision for loan losses	25,268	6,750	17,942	—	—	49,960
Other income	99,740	31,472	9,049	55,413	$(35,080)	160,594
Amortization of intangibles	633	1,676	—	78	—	2,387
Depreciation expense	10,171	3,835	1,311	4,472	(18)	19,771
Other operating expenses	170,793	73,741	40,311	41,722	(35,196)	291,371
Income tax	24,473	12,317	(2,336)	3,204	(84)	37,574

Net income (loss)	$92,452	$21,583	$(4,410)	$5,853	$218	$115,696

Segment Assets	$26,187,604	$12,201,801	$8,711,470	$251,989	$(582,443)	$46,770,421

For the quarter ended September 30, 2005

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$356,165	$(8,400)	$345	$348,110
Provision for loan losses	49,960	—	—	49,960
Other income	160,594	14,494	(40)	175,048
Amortization of intangibles	2,387	—	—	2,387
Depreciation expense	19,771	377	—	20,148
Other operating expenses	291,371	15,547	(40)	306,878
Income tax	37,574	(9,235)	230	28,569

Net income (loss)	$115,696	$(595)	$115	$115,216

Segment Assets	$46,770,421	$6,160,815	$(5,811,128)	$47,120,108

For the nine months ended September 30, 2005

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$669,778	$265,033	$153,173	$(386)	—	$1,087,598
Provision for loan losses	74,679	21,045	48,508	—	—	144,232
Other income	316,991	87,976	36,898	166,070	$(105,641)	502,294
Amortization of intangibles	1,889	4,732	—	149	—	6,770
Depreciation expense	31,409	11,535	3,553	13,191	(54)	59,634
Other operating expenses	507,034	217,094	118,840	123,057	(105,220)	860,805
Income tax	79,493	36,760	7,375	9,832	(197)	133,263

Net income before cumulative effect of accounting change	$292,265	$61,843	$11,795	$19,455	$(170)	$385,188
Cumulative effect of accounting change	3,221	(209)	—	412	(247)	3,177

Net income after cumulative effect of accounting change	$295,486	$61,634	$11,795	$19,867	$(417)	$388,365

For the nine months ended September 30, 2005

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$1,087,598	$(25,806)	$1,034	$1,062,826
Provision for loan losses	144,232	—	—	144,232
Other income	502,294	68,880	(79)	571,095
Amortization of intangibles	6,770	—	—	6,770
Depreciation expense	59,634	1,133	—	60,767
Other operating expenses	860,805	42,183	(79)	902,909
Income tax	133,263	(21,266)	398	112,395

Net income before cumulative effect of accounting change	$385,188	$21,024	$636	$406,848
Cumulative effect of accounting change	3,177	430	—	3,607

Net income after cumulative effect of accounting change	$388,365	$21,454	$636	$410,455

2004
For the quarter ended September 30, 2004

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$220,890	$73,375	$63,686	$100	$(17)	$358,034
Provision for loan losses	24,800	8,561	13,253	—	—	46,614
Other income	91,175	23,816	5,576	49,525	(30,289)	139,803
Amortization of intangibles	635	1,335	—	13	—	1,983
Depreciation expense	10,160	3,315	1,039	3,793	(18)	18,289
Other operating expenses	159,674	58,883	35,700	41,342	(30,473)	265,126
Income tax	21,967	8,606	7,227	1,114	75	38,989

Net income	$94,829	$16,491	$12,043	$3,363	$110	$126,836

Segment Assets	$24,199,704	$9,965,389	$8,513,233	$222,604	$(353,200)	$42,547,730

For the quarter ended September 30, 2004

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$358,034	$(10,036)	$194	$348,192
Provision for loan losses	46,614	—	—	46,614
Other income	139,803	4,771	(18)	144,556
Amortization of intangibles	1,983	—	1	1,984
Depreciation expense	18,289	261	—	18,550
Other operating expenses	265,126	12,233	(20)	277,339
Income tax	38,989	(6,211)	102	32,880

Net income (loss)	$126,836	$(11,548)	$93	$115,381

Segment Assets	$42,547,730	$5,145,171	$(4,837,307)	$42,855,594

For the nine months ended September 30, 2004

			Popular			Total
	Popular Puerto	U.S. Financial	Financial		Intersegment	Reportable
(In thousands)	Rico	Services	Holdings	Processing	Eliminations	Segments

Net interest income (loss)	$657,506	$194,649	$193,514	$(1,447)	$(47)	$1,044,175
Provision for loan losses	72,230	24,069	36,342	—	—	132,641
Other income	270,313	68,037	15,484	150,406	(78,136)	426,104
Amortization of intangibles	1,916	3,628	—	41	—	5,585
Depreciation expense	30,366	9,862	2,810	10,437	943	54,418
Other operating expenses	459,558	168,186	103,440	123,877	(80,260)	774,801
Income tax	67,937	19,740	24,902	3,631	449	116,659

Net income	$295,812	$37,201	$41,504	$10,973	$685	$386,175

For the nine months ended September 30, 2004

	Total Reportable
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$1,044,175	$(25,142)	$576	$1,019,609
Provision for loan losses	132,641	—	—	132,641
Other income	426,104	22,724	(67)	448,761
Amortization of intangibles	5,585	—	1	5,586
Depreciation expense	54,418	668	—	55,086
Other operating expenses	774,801	33,867	(69)	808,599
Income tax	116,659	(12,101)	216	104,774

Net income (loss)	$386,175	$(24,852)	$361	$361,684

During the nine-month period ended September 30, 2005, Popular Financial Holdings recorded other-than temporary impairment losses of $11.7 million on the valuation of the interest-only strips derived from the off-balance sheet securitizations. These unfavorable adjustments are included in the caption of “other income” in the corresponding tables above and resulted primarily from higher prepayments than anticipated caused by continued low long-term interest rates.

During the quarter and nine months ended September 30, 2005, the holding companies realized net gains on sale of marketable equity securities (before tax) of approximately $9.2 million and $59.7 million, respectively. No such net gains were realized in the third quarter of 2004, while for the nine-month period ended September 30, 2004, the net gains (before tax) approximated $12.7 million. These net gains are included in “other income” within the “Corporate” circle.
Additional disclosures with respect to Popular Puerto Rico reportable segment follow:
2005
For the quarter ended September 30, 2005

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$77,891	$143,034	$3,108	$17	$224,050
Provision for loan losses	6,920	18,348	—	—	25,268
Other income	38,789	42,411	20,745	(2,205)	99,740
Amortization of intangibles	225	332	76	—	633
Depreciation expense	3,901	5,970	300	—	10,171
Other operating expenses	55,806	99,663	15,656	(332)	170,793
Income tax	12,278	10,185	2,748	(738)	24,473

Net income	$37,550	$50,947	$5,073	$(1,118)	$92,452

Segment Assets	$10,216,277	$18,119,091	$968,357	$(3,116,121)	$26,187,604

For the nine months ended September 30, 2005

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$223,959	$435,873	$9,929	$17	$669,778
Provision for loan losses	21,425	53,254	—	—	74,679
Other income	122,187	139,053	57,178	(1,427)	316,991
Amortization of intangibles	665	993	231	—	1,889
Depreciation expense	11,259	19,112	1,038	—	31,409
Other operating expenses	165,325	299,287	43,486	(1,064)	507,034
Income tax	34,373	37,770	7,502	(152)	79,493

Net income before cumulative effect of accounting change	$113,099	$164,510	$14,850	$(194)	$292,265
Cumulative effect of accounting change	—	3,797	755	(1,331)	3,221

Net income after cumulative effect of accounting change	$113,099	$168,307	$15,605	$(1,525)	$295,486

2004
For the quarter ended September 30, 2004

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$80,013	$136,641	$4,236	—	$220,890
Provision for loan losses	3,760	21,040	—	—	24,800
Other income	38,090	36,599	17,210	$(724)	91,175
Amortization of intangibles	—	558	77	—	635
Depreciation expense	4,023	5,812	325	—	10,160
Other operating expenses	53,465	93,211	13,368	(370)	159,674
Income tax	14,368	4,019	3,737	(157)	21,967

Net income	$42,487	$48,600	$3,939	$(197)	$94,829

Segment Assets	$8,874,581	$16,192,053	$1,154,603	$(2,021,533)	$24,199,704

For the nine months ended September 30, 2004

	Commercial	Consumer and	Other Financial		Total Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$213,439	$431,688	$12,379	—	$657,506
Provision for loan losses	10,821	61,409	—	—	72,230
Other income	114,618	108,191	48,817	$(1,313)	270,313
Amortization of intangibles	—	1,685	231	—	1,916
Depreciation expense	10,541	18,748	1,077	—	30,366
Other operating expenses	147,099	276,599	36,589	(729)	459,558
Income tax	34,416	25,725	8,024	(228)	67,937

Net income	$125,180	$155,713	$15,275	$(356)	$295,812

For the nine months ended September 30, 2005, the “commercial banking” and “consumer and retail banking” business areas within Popular Puerto Rico included $4.9 million and $3.4 million, respectively, in gains on the sale of various real estate properties. These gains totaled $10.9 million for the quarter and nine months ended September 30, 2004, and are all included as part of “other income” in the “commercial banking” business area within Popular Puerto Rico.

INTERSEGMENT REVENUES	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Popular Puerto Rico:
P.R. Commercial Banking	$(363)	$(221)	$(1,047)	$(841)
P.R. Consumer and Retail Banking	(891)	(504)	(2,368)	(1,568)
P.R. Other Financial Services	(129)	(72)	(370)	(150)
U.S. Financial Services	280	27	590	322
Popular Financial Holdings	934	648	2,681	1,863
Processing	(34,911)	(30,184)	(105,127)	(77,809)

Total reportable segments	$(35,080)	$(30,306)	$(105,641)	$(78,183)

The increase in intersegment revenues for the nine months ended September 30, 2005, compared with the corresponding period in the previous year, for the “Processing” segment corresponds to financial transaction processing and information technology services provided by EVERTEC to other subsidiaries of the Corporation. As a result of the reorganization to consolidate the information processing and technology functions into EVERTEC effective during the second quarter of 2004, certain internal services previously provided by BPPR or internally serviced by other subsidiaries, are being provided by EVERTEC. The revenues are categorized by the service provider as “other income” while the service receivers categorize the amounts billed as “other operating expenses.”

Geographic Information

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2005	2004	2005	2004

Revenues**
Puerto Rico	$340,441	$314,031	$1,058,100	$953,816
United States	170,164	164,337	528,619	469,968
Other	12,553	14,380	47,202	44,586

Total consolidated revenues	$523,158	$492,748	$1,633,921	$1,468,370

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustment of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2005	2004	2004

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,956,498	$24,226,240	$23,598,519
Loans	13,513,112	12,540,668	12,008,580
Deposits	13,083,189	12,630,045	12,635,000
Mainland United States
Total assets	$20,141,315	$19,303,924	$18,429,063
Loans	16,506,652	15,736,033	15,061,145
Deposits	8,376,354	6,898,517	6,850,482
Other
Total assets	$1,022,295	$871,412	$828,012
Loans	530,319	465,560	447,573
Deposits *	1,119,166	1,064,598	997,736

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands
Note 17 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”) and all other subsidiaries of the Corporation as of September 30, 2005, December 31, 2004 and September 30, 2004, and the results of their operations and cash flows for the periods ended September 30, 2005 and 2004.
PIBI, PNA, and their wholly-owned subsidiaries, except for Banco Popular North America (“BPNA”) and Banco Popular, National Association (“BP, N.A.”), had a fiscal year that ended on November 30. Accordingly, the consolidated financial information of PIBI and PNA as of August 31, 2004 and November 30, 2004, corresponded to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2004 and December 31, 2004.
As stated in Note 1, in 2005, the Corporation commenced a two-year plan to change its non-banking subsidiaries to a calendar reporting year-end. As of September 30, 2005, Popular Securities, Inc., Popular North America (holding company), Popular FS, LLC and Popular Financial Holdings, Inc. (“PFH”), including its wholly-owned subsidiaries, continue to have a fiscal year that ends on November 30. Accordingly, their financial information as of August 31, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2005. All other subsidiaries have aligned their year end closing to that of the Corporation’s calendar year.

PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica, CreST, S.A., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
-	Popular Cash Express, Inc.;

-	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc. and Popular Mortgage Servicing, Inc.

-	BPNA, including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC;

-	BP, N.A., including its wholly-owned subsidiary Popular Insurance, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the SEC.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from BPPR. As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2005, BPPR could have declared a dividend of approximately $210 million without the approval of the Federal Reserve Board (September 30, 2004 — $272 million; December 31, 2004 — $222 million). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2004 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$781	$3,032	$419	$940,348	$(55,435)	$889,145
Money market investments	164,300	300	220	1,196,681	(723,280)	638,221
Investment securities available-for-sale, at market value	17,654	68,536	7,295	11,398,575	1,148	11,493,208
Investment securities held-to-maturity, at amortized cost	430,000	2,174		357,054	(430,000)	359,228
Other investment securities, at lower of cost or realizable value	145,785	5,001	12,642	167,713		331,141
Trading account securities, at market value				542,755	(766)	541,989
Investment in subsidiaries	3,066,272	1,153,679	1,507,428	458,779	(6,186,158)
Loans held-for-sale, at lower of cost or market				702,559	164,500	867,059

Loans held-in-portfolio	25,927		3,210,339	33,067,354	(6,326,840)	29,976,780
Less – Unearned income				293,756		293,756
Allowance for loan losses	40			459,385		459,425

	25,887		3,210,339	32,314,213	(6,326,840)	29,223,599

Premises and equipment	23,405			569,104	(259)	592,250
Other real estate	18			77,975		77,993
Accrued income receivable	572	35	11,777	268,680	(19,967)	261,097
Other assets	49,852	41,568	20,518	1,157,075	7,563	1,276,576
Goodwill				525,036		525,036
Other intangible assets				43,566		43,566

	$3,924,526	$1,274,325	$4,770,638	$50,720,113	$(13,569,494)	$47,120,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,788,585	($55,359)	$3,733,226
Interest bearing				19,237,755	(392,272)	18,845,483

				23,026,340	(447,631)	22,578,709
Federal funds purchased and assets sold under agreements to repurchase			$132,635	8,201,162	(316,014)	8,017,783
Other short-term borrowings		$41,663	600,117	4,153,601	(1,886,858)	2,908,523
Notes payable	$527,086		2,837,729	10,408,944	(4,209,334)	9,564,425
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	51,044	586	55,629	641,172	(44,260)	704,171

	703,130	42,249	3,626,110	46,861,219	(7,334,097)	43,898,611

Minority interest in consolidated subsidiaries				101		101

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,683,629	3,962	2	70,385	(74,349)	1,683,629
Surplus	289,807	815,193	734,964	2,140,696	(3,688,242)	292,418
Retained earnings	1,405,744	452,470	424,085	1,770,058	(2,649,224)	1,403,133
Accumulated other comprehensive loss, net of tax	(137,578)	(39,549)	(14,523)	(120,012)	174,084	(137,578)
Treasury stock, at cost	(207,081)			(2,334)	2,334	(207,081)

	3,221,396	1,232,076	1,144,528	3,858,793	(6,235,397)	3,221,396

	$3,924,526	$1,274,325	$4,770,638	$50,720,113	($13,569,494)	$47,120,108

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$283	$54	$384	$767,092	$(51,354)	$716,459
Money market investments	48,500	300	214	1,236,659	(406,033)	879,640
Investment securities available-for-sale, at market value	66,428	39,207	7,067	11,054,856	(5,413)	11,162,145
Investment securities held-to-maturity, at amortized cost	579,985			190,865	(430,000)	340,850
Other investment securities, at lower of cost or realizable value	145,590	5,001	12,372	139,477		302,440
Trading account securities, at market value				391,420	(6,281)	385,139
Investment in subsidiaries	2,878,211	1,036,960	1,376,296	287,639	(5,579,106)
Loans held-for-sale, at lower of cost or market value				750,728		750,728

Loans held-in-portfolio	41,509		2,836,701	30,711,045	(5,335,332)	28,253,923
Less – Unearned income				262,390		262,390
Allowance for loan losses	40			437,041		437,081

	41,469		2,836,701	30,011,614	(5,335,332)	27,554,452

Premises and equipment	24,534			521,460	(313)	545,681
Other real estate	240			59,477		59,717
Accrued income receivable	185		10,836	213,977	(17,456)	207,542
Other assets	45,178	36,905	65,662	1,012,132	(113,503)	1,046,374
Goodwill				411,308		411,308
Other intangible assets				39,101		39,101

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	($11,944,791)	$44,401,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,224,546	($51,278)	$4,173,268
Interest bearing				16,685,578	(265,686)	16,419,892

				20,910,124	(316,964)	20,593,160
Federal funds purchased and assets sold under agreements to repurchase	$6,690		$71,300	6,492,165	(133,302)	6,436,853
Other short-term borrowings	4,501	$4,825	339,653	3,962,975	(1,172,315)	3,139,639
Notes payable	536,673		2,835,325	10,839,526	(4,030,814)	10,180,710
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	53,118	100	35,048	966,387	(233,162)	821,491

	725,982	4,925	3,281,326	43,601,177	(6,316,557)	41,296,853

Minority interest in consolidated subsidiaries				102		102

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,680,096	3,961	2	77,393	(81,356)	1,680,096
Surplus	276,229	740,193	659,964	1,805,514	(3,203,060)	278,840
Retained earnings	1,132,404	381,496	368,661	1,612,126	(2,364,894)	1,129,793
Accumulated other comprehensive income (loss), net of tax	35,454	(12,148)	(421)	(6,817)	19,386	35,454
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)

	3,104,621	1,113,502	1,028,206	3,486,526	(5,628,234)	3,104,621

	$3,830,603	$1,118,427	$4,309,532	$47,087,805	$(11,944,791)	$44,401,576

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$282	$20	$618	$817,199	$(60,062)	$758,057
Money market investments	72,400	300	242	1,185,216	(412,490)	845,668
Investment securities available-for-sale, at market value	57,904	36,070	7,091	11,170,902	(32,348)	11,239,619
Investment securities held-to-maturity, at amortized cost				137,317		137,317
Other investment securities, at lower of cost or realizable value	441,813	5,001	4,640	125,067	(300,000)	276,521
Trading account securities, at market value				321,974	(611)	321,363
Investment in subsidiaries	2,948,181	1,010,400	1,395,115	367,695	(5,721,391)
Loans held-for-sale, at lower of cost or market value				265,753		265,753

Loans held-in-portfolio	41,537		2,690,267	29,833,774	(5,040,934)	27,524,644
Less — Unearned income				273,099		273,099
Allowance for loan losses	47			445,798		445,845

	41,490		2,690,267	29,114,877	(5,040,934)	26,805,700

Premises and equipment	24,849			510,870	(331)	535,388
Other real estate	827			57,987		58,814
Accrued income receivable	209		10,839	233,935	(17,724)	227,259
Other assets	30,839	34,646	2,427	874,938	3,358	946,208
Goodwill				394,316		394,316
Other intangible assets				43,611		43,611

	$3,618,794	$1,086,437	$4,111,239	$45,621,657	$(11,582,533)	$42,855,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,136,521	$(59,986)	$4,076,535
Interest bearing				16,630,218	(223,535)	16,406,683

				20,766,739	(283,521)	20,483,218
Federal funds purchased and assets sold under agreements to repurchase			$112,000	7,394,309	(200,074)	7,306,235
Other short-term borrowings	$35,000	$4,761	359,670	3,019,932	(964,491)	2,454,872
Notes payable	393,929		2,596,028	9,838,918	(4,054,007)	8,774,868
Subordinated notes	125,000					125,000
Other liabilities	54,370	86	41,853	636,335	(31,842)	700,802

	608,299	4,847	3,109,551	41,656,233	(5,533,935)	39,844,995

Minority interest in consolidated subsidiaries				104		104

Stockholders’ equity:
Preferred stock	186,875			300,000	(300,000)	186,875
Common stock	1,678,675	3,962	2	69,393	(73,357)	1,678,675
Surplus	324,755	740,193	659,964	1,850,745	(3,248,291)	327,366
Retained earnings	996,817	350,070	339,695	1,748,323	(2,440,699)	994,206
Accumulated other comprehensive income (loss), net of tax	29,810	(12,635)	2,027	(1,451)	12,059	29,810
Treasury stock, at cost	(206,437)			(1,690)	1,690	(206,437)

	3,010,495	1,081,590	1,001,688	3,965,320	(6,048,598)	3,010,495

	$3,618,794	$1,086,437	$4,111,239	$45,621,657	$(11,582,533)	$42,855,594

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$542		$35,544	$550,328	$(59,280)	$527,134
Money market investments	1,151	$2	9	10,428	(4,088)	7,502
Investment securities	7,637	289	316	122,442	(6,983)	123,701
Trading account securities				7,751		7,751

	9,330	291	35,869	690,949	(70,351)	666,088

INTEREST EXPENSE:
Deposits				115,101	(1,302)	113,799
Short-term borrowings	68	426	4,098	99,634	(15,013)	89,213
Long-term debt	11,026		38,644	121,615	(56,319)	114,966

	11,094	426	42,742	336,350	(72,634)	317,978

Net interest (loss) income	(1,764)	(135)	(6,873)	354,599	2,283	348,110
Provision for loan losses				49,960		49,960

Net interest (loss) income after provision for loan losses	(1,764)	(135)	(6,873)	304,639	2,283	298,150
Service charges on deposit accounts				46,836		46,836
Other service fees				111,190	(26,186)	85,004
Net gain (loss) on sale and valuation adjustment of investment securities		9,237		(9,648)	(509)	(920)
Trading account profit				4,529	178	4,707
Gain on sale of loans				23,768	(6,183)	17,585
Other operating income	3,292	2,877		25,472	(9,805)	21,836

	1,528	11,979	(6,873)	506,786	(40,222)	473,198

OPERATING EXPENSES:
Personnel costs:
Salaries		92		120,877	(957)	120,012
Profit sharing				4,890		4,890
Pension and other benefits		14		30,038	(272)	29,780

		106		155,805	(1,229)	154,682
Net occupancy expenses		4		27,715		27,719
Equipment expenses	8		2	31,190	(15)	31,185
Other taxes	237			10,131		10,368
Professional fees	1,299	4	9	60,584	(34,008)	27,888
Communications	18			15,640	(18)	15,640
Business promotion	1,967			21,973		23,940
Printing and supplies				4,845		4,845
Other operating expenses	(3,265)	5	112	34,265	(358)	30,759
Amortization of intangibles				2,387		2,387

	264	119	123	364,535	(35,628)	329,413

Income (loss) before income tax and equity in earnings of subsidiaries	1,264	11,860	(6,996)	142,251	(4,594)	143,785
Income tax			(2,463)	32,301	(1,269)	28,569

Income (loss) before equity in earnings of subsidiaries	1,264	11,860	(4,533)	109,950	(3,325)	115,216
Equity in earnings of subsidiaries	113,952	10,867	14,951	4,277	(144,047)

NET INCOME	$115,216	$22,727	$10,418	$114,227	$(147,372)	$115,216

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,572		$104,803	$1,606,368	$(170,104)	$1,542,639
Money market investments	2,671	$5	27	30,957	(10,718)	22,942
Investment securities	22,650	322	948	355,585	(20,748)	358,757
Trading account securities				22,126		22,126

	26,893	327	105,778	2,015,036	(201,570)	1,946,464

INTEREST EXPENSE:
Deposits				314,211	(3,668)	310,543
Short-term borrowings	184	534	10,403	259,060	(37,789)	232,392
Long-term debt	32,920		115,876	359,056	(167,149)	340,703

	33,104	534	126,279	932,327	(208,606)	883,638

Net interest (loss) income	(6,211)	(207)	(20,501)	1,082,709	7,036	1,062,826
Provision for loan losses				144,232		144,232

Net interest (loss) income after provision for loan losses	(6,211)	(207)	(20,501)	938,477	7,036	918,594
Service charges on deposit accounts				135,660		135,660
Other service fees				325,194	(77,334)	247,860
Net gain (loss) on sale and valuation adjustment of investment securities	50,469	9,237		(8,306)	(509)	50,891
Trading account profit				14,968	13,170	28,138
Gain on sale of loans				60,172	(17,497)	42,675
Other operating income	7,268	5,190		84,027	(30,614)	65,871

	51,526	14,220	(20,501)	1,550,192	(105,748)	1,489,689

OPERATING EXPENSES:
Personnel costs:
Salaries		274		353,850	(2,763)	351,361
Profit sharing				16,805		16,805
Pension and other benefits		45		97,436	(797)	96,684

		319		468,091	(3,560)	464,850
Net occupancy expenses		11		78,403		78,414
Equipment expenses	24	1	7	90,043	(46)	90,029
Other taxes	784			28,304		29,088
Professional fees	2,693	9	21	182,191	(102,127)	82,787
Communications	42			46,592	(55)	46,579
Business promotion	4,467			65,393		69,860
Printing and supplies				13,971		13,971
Other operating expenses	(7,104)	27	345	95,940	(1,110)	88,098
Amortization of intangibles				6,770		6,770

	906	367	373	1,075,698	(106,898)	970,446

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	50,620	13,853	(20,874)	474,494	1,150	519,243
Income tax	3,155		(7,349)	116,151	438	112,395

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	47,465	13,853	(13,525)	358,343	712	406,848
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	47,465	14,544	(13,525)	362,837	(866)	410,455
Equity in earnings of subsidiaries	362,990	56,430	68,949	55,008	(543,377)

NET INCOME	$410,455	$70,974	$55,424	$417,845	$(544,243)	$410,455

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,790		$95,618	$1,319,001	$(144,868)	$1,271,541
Money market investments	799	$3	254	24,519	(6,901)	18,674
Investment securities	1,096		573	301,536	593	303,798
Trading account securities				20,766		20,766

	3,685	3	96,445	1,665,822	(151,176)	1,614,779

INTEREST EXPENSE:
Deposits				243,570	(2,718)	240,852
Short-term borrowings	488	38	4,424	126,156	(18,666)	112,440
Long-term debt	25,818	63	94,445	256,974	(135,422)	241,878

	26,306	101	98,869	626,700	(156,806)	595,170

Net interest (loss) income	(22,621)	(98)	(2,424)	1,039,122	5,630	1,019,609
Provision for loan losses				132,641		132,641

Net interest (loss) income after provision for loan losses	(22,621)	(98)	(2,424)	906,481	5,630	886,968
Service charges on deposit accounts				123,077		123,077
Other service fees				260,267	(41,791)	218,476
Net gain on sale and valuation adjustment of investment securities	10,535	2,206	14	680		13,435
Trading account loss				(527)	(221)	(748)
Gain on sale of loans				43,539	(13,369)	30,170
Other operating income	7,651	3,282	81	65,309	(11,972)	64,351

	(4,435)	5,390	(2,329)	1,398,826	(61,723)	1,335,729

OPERATING EXPENSES:
Personnel costs:
Salaries		244		312,942	2,599	315,785
Profit sharing				16,149	255	16,404
Pension and other benefits		42		91,999	546	92,587

		286		421,090	3,400	424,776
Net occupancy expenses		9		66,882	546	67,437
Equipment expenses	2			81,207	2,690	83,899
Other taxes	990			27,318	182	28,490
Professional fees	1,386	2	217	128,578	(61,428)	68,755
Communications	61			46,208	320	46,589
Business promotion				54,406	12	54,418
Printing and supplies				13,280	178	13,458
Other operating expenses	886	64	408	74,737	(232)	75,863
Amortization of intangibles				5,586		5,586

	3,325	361	625	919,292	(54,332)	869,271

(Loss) income before income tax and equity in earnings of subsidiaries	(7,760)	5,029	(2,954)	479,534	(7,391)	466,458
Income tax	280		(472)	106,740	(1,774)	104,774

(Loss) income before equity in earnings of subsidiaries	(8,040)	5,029	(2,482)	372,794	(5,617)	361,684
Equity in earnings of subsidiaries	369,724	81,202	82,818	44,476	(578,220)

NET INCOME	$361,684	$86,231	$80,336	$417,270	$(583,837)	$361,684

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$410,455	$70,974	$55,424	$417,845	$(544,243)	$410,455
Less: Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Net income before cumulative effect of accounting change	410,455	70,283	55,424	413,351	(542,665)	406,848

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(362,990)	(56,430)	(68,949)	(55,008)	543,377
Depreciation and amortization of premises and equipment	1,133			59,688	(54)	60,767
Provision for loan losses				144,232		144,232
Amortization of intangibles				6,770		6,770
Net (gain) loss on sale and valuation adjustment of investment securities	(50,469)	(9,237)		8,306	509	(50,891)
Net gain on disposition of premises and equipment				(11,165)		(11,165)
Net gain on sale of loans, excluding loans held-for-sale				(6,732)		(6,732)
Net amortization of premiums and accretion of discounts on investments	(403)	7		31,666	(561)	30,709
Net amortization of premiums and deferred loan origination fees and costs	(76)			98,086	(5,424)	92,586
Earnings from investments under the equity method	(2,344)	(4,859)		(507)	(1,207)	(8,917)
Stock options expense	253			2,714	3	2,970
Net decrease in loans held-for-sale				1,860,216		1,860,216
Net decrease in trading securities				394,003	(1,109)	392,894
Net increase in accrued income receivable	(387)	(34)	(941)	(47,021)	2,124	(46,259)
Net decrease (increase) in other assets	48	911	2,414	(31,290)	(15,736)	(43,653)
Net increase (decrease) in interest payable	3,544	(2)	14,859	19,460	(2,124)	35,737
Net decrease in deferred and current taxes	(318)		(1,431)	(45,845)	278	(47,316)
Net increase in postretirement benefit obligation				3,631		3,631
Net increase (decrease) in other liabilities	3,518	(14)	(196)	(56,139)	(4,417)	(57,248)

Total adjustments	(408,491)	(69,658)	(54,244)	2,375,065	515,659	2,358,331

Net cash provided by operating activities	1,964	625	1,180	2,788,416	(27,006)	2,765,179

Cash flows from investing activities:
Net (increase) decrease in money market investments	(115,800)		(6)	61,028	326,042	271,264
Purchases of investment securities:
Available-for-sale	(127,628)	(64,386)		(3,834,956)	705,168	(3,321,802)
Held-to-maturity		(2,431)		(49,190,995)		(49,193,426)
Other	(195)		(270)	(62,929)		(63,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	110,432			3,316,108	(709,877)	2,716,663
Held-to-maturity	150,000	250		49,043,755		49,194,005
Other				34,693		34,693
Proceeds from sale of investment securities available for sale	57,458	32,111		183,040		272,609
Net collections (disbursements) on loans	15,601		(373,639)	(2,158,550)	781,486	(1,735,102)
Proceeds from sale of loans				109,244		109,244
Acquisition of loan portfolios				(2,301,771)		(2,301,771)
Capital contribution to subsidiary	(75,000)	(75,000)	(176,433)	(2,500)	328,933
Assets acquired, net of cash				(180,744)		(180,744)
Acquisition of premises and equipment	(5)			(118,377)		(118,382)
Proceeds from sale of premises and equipment				30,631		30,631
Dividends received from subsidiary	128,200		150,000	52,500	(330,700)

Net cash provided by (used in) investing activities	143,063	(109,456)	(400,348)	(5,019,823)	1,101,052	(4,285,512)

Cash flows from financing activities:
Net increase in deposits				1,452,474	(139,461)	1,313,013
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		61,335	1,671,278	(182,713)	1,543,210
Net (decrease) increase in other short-term borrowings	(4,501)	36,837	260,464	138,443	(665,608)	(234,365)
Net (payments of) proceeds from notes payable and capital securities	(10,465)		2,404	(701,995)	(92,871)	(802,927)
Dividends paid to parent company				(330,700)	330,700
Dividends paid	(137,014)					(137,014)
Proceeds from issuance of common stock	14,141					14,141
Treasury stock acquired				(1,467)		(1,467)
Capital contribution from parent		75,000	75,000	178,174	(328,174)

Net cash (used in) provided by financing activities	(144,529)	111,837	399,203	2,406,207	(1,078,127)	1,694,591

Cash effect of change in accounting principle		(28)		(1,544)		(1,572)

Net increase in cash and due from banks	498	2,978	35	173,256	(4,081)	172,686
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end of period	$781	$3,032	$419	$940,348	$(55,435)	$889,145

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$361,684	$86,231	$80,336	$417,270	$(583,837)	$361,684

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(369,724)	(81,202)	(82,818)	(44,476)	578,220
Depreciation and amortization of premises and equipment	668			53,475	943	55,086
Provision for loan losses				132,641		132,641
Amortization of intangibles				5,586		5,586
Net gain on sale of investment securities	(10,535)	(2,206)	(14)	(680)		(13,435)
Net gain on disposition of premises and equipment				(13,977)		(13,977)
Net gain on sale of loans, excluding loans held-for-sale				(11,268)		(11,268)
Net amortization of premiums and accretion of discounts on investments				30,927	(701)	30,226
Net amortization of premiums and deferred loan origination fees and costs	(15)			88,989		88,974
Earnings from investments under the equity method	(1,761)	(2,967)		(463)		(5,191)
Stock options expense	398			2,197	22	2,617
Net increase in loans held-for-sale				(34,643)		(34,643)
Net increase in trading securities				(105,660)	610	(105,050)
Net (increase) decrease in accrued income receivable	(4)	1	341	(44,818)	550	(43,930)
Net (increase) decrease in other assets	(2,133)	(21,248)	182	(35,531)	12,195	(46,535)
Net increase (decrease) in interest payable	2,788	(27)	12,299	18,639	(299)	33,400
Net increase (decrease) in deferred and current taxes	1,395		(1,367)	6,759	(1,775)	5,012
Net increase in postretirement benefit obligation				3,000		3,000
Net increase (decrease) in other liabilities	2,020	(19)	223	(547)	(13,417)	(11,740)

Total adjustments	(376,903)	(107,668)	(71,154)	50,150	576,348	70,773

Net cash (used in) provided by operating activities	(15,219)	(21,437)	9,182	467,420	(7,489)	432,457

Cash flows from investing activities:
Net decrease (increase) in money market investments	41,897		56,647	(45,304)	(125,816)	(72,576)
Purchases of investment securities:
Available-for-sale			(1,500)	(4,651,077)	396,426	(4,256,151)
Held-to-maturity				(597,447)		(597,447)
Other	(126)			(44,781)		(44,907)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				3,720,105	(368,476)	3,351,629
Held-to-maturity				538,427		538,427
Other				1,530		1,530
Proceeds from sale of investment securities available-for-sale	12,444	3,272	1,514	357,397		374,627
Net collections (disbursements) on loans	41,949		(179,005)	(1,503,145)	417,738	(1,222,463)
Proceeds from sale of loans				279,438	(4,510)	274,928
Acquisition of loan portfolios	(4,509)			(2,633,724)	4,510	(2,633,723)
Capital contribution to subsidiary	(55,559)	(40,000)	(375,265)		470,824
Assets acquired, net of cash				(166,740)		(166,740)
Acquisition of premises and equipment	(15,139)			(93,659)	(612)	(109,410)
Proceeds from sale of premises and equipment				25,433		25,433
Dividends received from subsidiary	136,375				(136,375)

Net cash provided by (used in) investing activities	157,332	(36,728)	(497,609)	(4,813,547)	653,709	(4,536,843)

Cash flows from financing activities:
Net increase in deposits				1,168,199	58,174	1,226,373
Net increase in federal funds purchased and assets sold under agreements to repurchase			112,000	1,331,941	59,652	1,503,593
Net (decrease) increase in other short-term borrowings	(675)	4,556	183,909	248,027	(17,069)	418,748
Net (payments of) proceeds from notes payable and capital securities	(30,783)	(8,573)	150,692	1,456,466	(429,536)	1,138,266
Dividends paid to parent company				(136,375)	136,375
Dividends paid	(123,322)					(123,322)
Proceeds from issuance of common stock	11,954					11,954
Treasury stock acquired				(1,259)		(1,259)
Capital contribution from parent		62,155	40,000	374,146	(476,301)

Net cash (used in) provided by financing activities	(142,826)	58,138	486,601	4,441,145	(668,705)	4,174,353

Net (decrease) increase in cash and due from banks	(713)	(27)	(1,826)	95,018	(22,485)	69,967
Cash and due from banks at beginning of period	995	47	2,444	722,181	(37,577)	688,090

Cash and due from banks at end of period	$282	$20	$618	$817,199	$(60,062)	$758,057

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
Popular, Inc. is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico with over 280 branches and offices, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance services through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, providing complete financial solutions to all the communities it serves. Banco Popular North America (“BPNA”) operates over 135 branches in California, Texas, Illinois, New York, New Jersey and Florida. The Corporation’s finance subsidiary in the United States, Popular Financial Holdings, Inc. (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale broker network, a warehouse lending division and loan servicing and assets acquisition units. The Corporation continues to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries systems infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has a solid record of success in 11 Latin American countries.
Table A provides selected financial data for the quarter and nine months ended September 30, 2005, compared with the same periods in 2004.
Financial highlights for the quarter ended September 30, 2005 follow:
—	Net interest income for the quarter ended September 30, 2005 decreased slightly compared with the same period of 2004. On a taxable equivalent basis, net interest income increased 5% for the third quarter of 2005, compared with the same quarter in 2004. The increase in net interest income, on a taxable equivalent basis, was derived from the growth in average earning assets, principally loans, partially offset by a reduction in the net interest margin. The spread between short-term and long-term interest rates compressed as a result of the flattening of the yield curve. The increase in the cost of funds from wholesale borrowings and interest bearing deposits outpaced the increase in yields from interest earning assets. Tables B and C provide information on the Corporation’s net interest income on a taxable equivalent basis.

—	The provision for loan losses increased for the quarter ended September 30, 2005, when compared with the same quarter in the previous year primarily due to higher charge-offs combined with portfolio growth in all loan categories. In general, credit quality statistics reflected stable to favorable trends in most lending categories. Refer to the Credit Risk Management and Loan Quality section, including Tables J, K and L, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics.

TABLE A
Financial Highlights

Balance Sheet Highlights	At September 30,			Average for the nine months
(In thousands)	2005	2004	Variance	2005	2004	Variance

Money market investments	$638,221	$845,668	($207,447)	$816,484	$830,235	($13,751)
Investment and trading securities	12,725,566	11,974,820	750,746	12,656,906	11,573,324	1,083,582
Loans*	30,550,083	27,517,298	3,032,785	29,213,718	24,222,902	4,990,816
Total assets	47,120,108	42,855,594	4,264,514	45,699,254	38,793,708	6,905,546
Deposits	22,578,709	20,483,218	2,095,491	22,169,512	18,960,531	3,208,981
Borrowings	20,615,731	18,660,975	1,954,756	19,602,104	16,348,650	3,253,454
Stockholders’ equity	3,221,396	3,010,495	210,901	3,229,283	2,860,175	369,108

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2005	2004	Variance	2005	2004	Variance

Net interest income	$348,110	$348,192	$(82)	$1,062,826	$1,019,609	$43,217
Provision for loan losses	49,960	46,614	3,346	144,232	132,641	11,591
Non-interest income	175,048	144,556	30,492	571,095	448,761	122,334
Operating expenses	329,413	297,873	31,540	970,446	869,271	101,175
Income tax	28,569	32,880	(4,311)	112,395	104,774	7,621
Cumulative effect of accounting change, net of tax	—	—	—	3,607	—	3,607
Net income	$115,216	$115,381	$(165)	$410,455	$361,684	$48,771
Net income applicable to common stock	$112,237	$112,402	$(165)	$401,520	$352,749	$48,771
Basic and diluted EPS before cumulative effect of accounting change	$0.42	$0.42	—	$1.49	$1.32	$0.17
Basic and diluted EPS after cumulative effect of accounting change	$0.42	$0.42	—	$1.50	$1.32	$0.18

	Third Quarter				Nine months ended September 30,
Selected Statistical Information	2005		2004		2005		2004

Common Stock Data — Market price
High	$27.52		$26.30		$28.03		$26.30
Low	24.22		21.47		22.94		20.04
End	24.22		26.30		24.22		26.30
Book value per share at period end	11.36		10.60		11.36		10.60
Dividends declared per share	0.16		0.16		0.48		0.46
Dividend payout ratio	38.07%		37.89%		31.97%		32.43%
Price/earnings ratio	12.29	x	15.38	x	12.29	x	15.38	x

Profitability Ratios — Return on assets	0.99%		1.13%		1.20%		1.25%
Return on common equity	14.21		16.22		17.61		17.63
Net interest spread (taxable equivalent)	3.30		3.54		3.24		3.65
Net interest yield (taxable equivalent)	3.67		3.89		3.61		4.01
Effective tax rate	19.87		22.18		21.65		22.46
Overhead ratio**	44.34		44.03		37.57		41.24
Efficiency ratio ***	62.87		60.45		61.63		60.20

Capitalization Ratios - Equity to assets	7.21%		7.22%		7.07%		7.37%
Tangible equity to assets	6.04		6.56		5.92		6.79
Equity to loans	11.33		11.43		11.05		11.81
Internal capital generation	8.37		9.48		11.25		10.80
Tier I capital to risk – adjusted assets	11.40		10.62		11.40		10.62
Total capital to risk – adjusted assets	12.67		12.09		12.67		12.09
Leverage ratio	7.71		7.12		7.71		7.12

*	Includes loans held-for-sale

**	Non-interest expense less non-interest income divided by net interest income

***	Non-interest expense divided by net interest income plus non-interest income (excludes gain (loss) on sale and valuation adjustments of investment securities and non-recurring income, such as gains on the sale of real estate)

—	Non-interest income for the quarter ended September 30, 2005 increased 21% compared with the same period in 2004, mostly associated with higher service charges on deposit accounts, other service fees, gain on sale of loans and trading account profits. Refer to the Non-Interest Income section of the Management’s Discussion and Analysis (“MD&A”) for further explanations, including Table D for a breakdown of other service fees by major categories. Also, the Corporation recorded during the third quarter of 2005 unfavorable valuation adjustments on interest-only strips totaling $10.7 million, related principally to interest-only strips retained on securitizations performed during the first half of 2005. Refer to Note 8 to the unaudited consolidated financial statements for further information on the securitization transactions and retained interests. These unfavorable adjustments were partially offset by higher gains on the sale of investment securities by $9.8 million, primarily marketable equity securities.
—	Operating expenses increased 11% compared with the same period in 2004, principally in the categories of personnel costs, net occupancy, business promotion, equipment expenses, professional fees, and other general operating expenses. The increase included expenses associated with the operations acquired by the Corporation’s banking subsidiary in the U.S. mainland, as well as costs incurred in support of business strategies and growth, promotional campaigns and the implementation of new systems, among other factors, as further described in the Operating Expenses section of this MD&A.
—	In August 2005, the Government of Puerto Rico approved a temporary, two-year additional tax of 2.5% for corporations, which increases the marginal tax rate from a 39% to 41.5%. The unfavorable impact of this additional tax in the third quarter of 2005, which considers the retroactive application to taxable income since January 1, 2005, was subsequently offset by the favorable effect of the higher tax rate on the measurement of recorded deferred tax assets and consequently, did not have a significant impact in the Corporation’s results of operations for the period.
—	Total ending loans at September 30, 2005 grew 6%, from December 31, 2004. The increase in loans was driven primarily by growth in commercial loans, including construction loans, and in the consumer and leasing portfolios as evidenced by data presented in Table E. The increases in these loan categories were partially offset by a decrease in mortgage loans which resulted from various off-balance sheet loan securitizations completed during the nine months ended September 30, 2005. For more detailed information on lending activities, refer to the Balance Sheet Comments section of this report. Contributing to the increase in loans from December 31, 2004 were the loans acquired from Kislak, which approximated $0.6 billion immediately prior to the acquisition.
—	Asset growth from December 31, 2004 to September 30, 2005 was funded principally through deposits, which increased 10% from the end of 2004. The growth in deposits supported 73% of the increase in total assets from the end of 2004, while borrowings accounted for 27% of the assets increase. Kislak contributed approximately $0.7 billion in deposits at its acquisition date, excluding purchase accounting entries. Borrowed funds at September 30, 2005 increased 4% from December 31, 2004, primarily associated with repurchase agreements. For more detailed information on borrowings and deposits refer to the Balance Sheet Comments section of this report.
—	In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation has utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”), mainly to facilitate timely reporting. In 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a calendar period. The impact of this change in the net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the nine months ended September 30, 2005, and corresponds to the financial results for the month of December 2004 of those non-banking subsidiaries which implemented the change in the first reporting period of 2005.
—	Further discussion of operating results, financial condition and market / liquidity risks is presented in the narrative and tables included herein.
—	Popular, Inc. completed the acquisition of 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. (“E-LOAN”), a California-based online consumer direct lender, for $4.25 per share in cash, or approximately $300 million. E-LOAN, which becomes a wholly-owned subsidiary of PFH, originated over $5 billion in mortgage, home equity, and auto loans in 2004. Through this merger, Popular, Inc. further expands its presence in the mainland U.S. market, complements its existing non-prime and warehouse lending businesses, and significantly enhances its technology platform to support its growth strategy in which the internet plays an important role. This transaction became effective on November 1, 2005.

—	In September 2005, Popular, Inc. announced a definitive merger agreement to acquire the assets of Infinity Mortgage Corporation, based in New Jersey. The operations of Infinity Mortgage will become part of the mortgage business of Equity One, Inc., a subsidiary of PFH. The transaction, which is expected to be completed during the fourth quarter of 2005, will help increase Popular, Inc.’s market share in the U.S. as well as strengthen its existing mortgage and loan servicing businesses. Infinity Mortgage Corporation originated over $220 million in mortgage loans during 2004 and operates in New Jersey, New York, Connecticut, Maryland, Massachusetts and Pennsylvania.

—	On September 21, 2005, Popular announced that ACE Cash Express, Inc. will acquire substantially all of the assets of Popular Cash Express, Inc. (“PCE”), our wholly-owned check cashing business in U.S., for $36 million. The Corporation has been constrained in its ability to compete against non-bank owned check cashing operations, which are less regulated than banking institutions, but is committed to remain an active participant in the industry as a lender and servicer to other retail check cashing institutions, and will continue to collaborate with regulators and lawmakers to accelerate the integration of unbanked and underbanked individuals into mainstream financial services. The agreements signed by Popular and ACE do not require regulatory approval and are subject to customary closing terms and conditions. PCE had approximately $62 million in total assets as of September 30, 2005, comprising principally cash, premises and equipment and goodwill. Total revenues for the nine months ended September 30, 2005 approximated $19 million and pre-tax losses approximated $4.3 million. The financial results of PCE are part of the “United States Financial Services” reportable segment in Note 16 – Segment Reporting, included in the accompanying unaudited consolidated financial statements in this Form 10-Q. The transaction is expected to be completed during the fourth quarter of 2005. No significant gain or loss is expected on this sale transaction.

—	On January 18, 2005, the Corporation announced that it had been informed by the Antitrust Division of the U.S. Department of Justice that the Department of Justice was conducting an investigation concerning the participation by its subsidiary, GM Group, Inc. (which after a reorganization in 2004 became part of EVERTEC), in the E-rate program, which is administered by the Federal Communications Commission (FCC) and pays for telecommunications services and related equipment for schools and libraries. On October 13, 2005, the Corporation entered into a Settlement Agreement with the Department of Justice and the Federal Communications Commission in connection with this matter. Pursuant to the Settlement Agreement, EVERTEC, without admitting liability and denying any allegations of misconduct, agreed to make a $4.8 million payment to the United States and agreed to voluntarily disqualify itself from bidding on or performing any work related to contracts funded by the Federal Communications Commission for a three year period. EVERTEC. also agreed to cooperate with U.S. governmental authorities in any investigation or litigation related to its participation in the E-rate program. The Settlement Agreement did not have and is not expected to have an impact on the Corporation’s third or fourth quarter results of operations or the Corporation’s financial condition because the full amount of the settlement payment has been previously accrued and because EVERTEC is not engaged in work related to Federal Communications Commission contracts.

—	The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) under the symbols BPOP and BPOPO, respectively.

OTHER MATTERS
Transactions with Doral Financial Corporation
     Doral Announcements. Doral Financial Corporation (“Doral”) has announced that its previously filed financial statements for periods from January 1, 2000 through December 31, 2004 should no longer be relied on and that the financial statements for some or all of the periods included therein should be restated because of issues relating to the methodology used to calculate the fair value of its portfolio of floating rate interest-only strips (“IOs”). On September 22, 2005, Doral estimated that its consolidated stockholders’ equity at December 31, 2004, would be reduced, on a pre-tax basis, by approximately $615 million related to corrections to the valuation of its IOs. In addition, on October 25, 2005, Doral announced that it was investigating its mortgage loan sales to local financial institutions. Doral has also announced that the Securities and Exchange Commission is conducting a formal investigation, and that the U.S. Attorney’s Office for the Southern District of New York is also conducting an investigation of these matters. Actions have been brought by or on behalf of securities holders of Doral in relation to these matters.
     Estimates of Value Provided by Popular Securities. Between October 2002 and December 2004, Popular Securities, Inc., a wholly-owned subsidiary of the Corporation, provided quarterly estimates of the value of portfolios of IOs on behalf of Doral. In accordance with its understanding regarding the engagement, in providing those estimates of value, Popular Securities utilized assumptions provided by Doral that may not have been consistent with the actual terms of the IO portfolios. Doral’s Form 10-K for the year ended December 31, 2004 stated that “to determine the fair value of its IO portfolio”, Doral engaged a “party” to provide an “external valuation” that “consists of a cash flow valuation model in which all economic and portfolio assumptions are determined by the preparer”. Popular Securities believes that this characterization is not appropriate if it was meant to apply to Popular Securities’ work.
     Transactions with Doral Relating to Mortgage Loans and IOs. Between 1996 and 2004, BPPR purchased approximately $1.6 billion of mortgage loans from Doral. The remaining balance of these mortgage loans recorded on the Corporation’s consolidated statement of condition at September 30, 2005 was $570 million. In the first six months of 2000 the Corporation also sold $200 million of mortgage loans to Doral Bank, a subsidiary of Doral. The Corporation recorded a gain of $2.2 million in the first quarter of 2000 and of $1.9 million in the second quarter of 2000 from the sales of mortgages to Doral Bank. The purchases and sales of loans were often accompanied by separate recourse and other financial arrangements. Between 1996 and 2004, the Corporation purchased $110 million in IOs from Doral. The remaining balance of these IOs recorded on the Corporation’s consolidated statement of condition at September 30, 2005 was $42 million. These IOs have been reclassified from investments available-for-sale to loans to Doral because they are accompanied by 100% yield and principal guarantees from Doral and because of the source of the cash flow for payments on the IOs. See Note 3 to the Corporation’s financial statements for the quarter ended September 30, 2005. The Corporation has concluded that its previously filed financial statements are fairly stated and that no restatement is necessary.
Transactions with R&G Financial Corporation
     R&G Announcements. R&G Financial Corporation (“R&G”) has announced that its previously filed financial statements for periods from January 1, 2002 through December 31, 2004 need to be restated and should no longer be relied upon because of issues relating to the methodology used in valuing its portfolio of residual interests retained in securitization transactions. R&G has announced that the Securities and Exchange Commission is conducting a formal investigation of this matter. Actions have been brought by or on behalf of securities holders of R&G in relation to these matters.
     Purchases of Mortgage Loans from R&G. Between 2003 and 2004, BPPR entered into various mortgage purchase transactions with R&G in the amount of $176 million. These purchase transactions had recourse provisions and other financial arrangements. At September 30, 2005, the remaining balance of the mortgage loans purchased from R&G recorded on the Corporation’s consolidated statement of condition was $136 million. The Corporation has concluded that its previously filed financial statements are fairly stated and that no restatement is necessary.
Cooperation with Investigations; Possible Consequences
     The Corporation and its employees have provided information in connection with certain of the above-mentioned investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Southern District of New York and are continuing to cooperate in connection with the investigations of these matters. The Corporation is unable to predict what adverse consequences, if any, or other effects the Corporation’s dealings with Doral or R&G, the civil litigation related to Doral or R&G matters or the related investigations could have on the Corporation or BPPR.

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
Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. As described in Popular, Inc.’s 2004 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”), the Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. The determination and evaluation of these critical accounting policies has been discussed with the Corporation’s Audit Committee. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the MD&A included in Popular, Inc.’s 2004 Annual Report. Also, refer to Note 1 to the consolidated financial statements included in the 2004 Annual Report for a summary of the Corporation’s significant accounting policies.
NET INTEREST INCOME
Table B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2005, as compared with the same periods in 2004, segregated by major categories of interest earning assets and interest bearing liabilities. A portion of the Corporation’s interest earning assets, mostly investments in obligations of the U.S. Government and its agencies and the Puerto Rico Commonwealth and its agencies, generate interest which is exempt from income tax, principally in Puerto Rico. Also, the taxable equivalent adjustment includes interest earned on earning assets held by the Corporation’s international banking entities, which are tax-exempt under Puerto Rico law. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates. The statutory income tax rate in Puerto Rico was 39% for the quarter and nine-months ended September 30, 2004. In the third quarter of 2005, the Government of Puerto Rico approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from a 39% to 41.5%. The impact of the additional tax, including the retroactive amounts corresponding to the first semester of 2005, was included in the Corporation’s results of operations in the third quarter of 2005. The taxable equivalent adjustment includes the favorable impact to the Corporation of tax exempt income associated to this change, which was not deemed significant for additional disclosures. The taxable equivalent computation considers the interest expense disallowance required by Puerto Rico tax law, also affected by the mentioned increase in tax rate. The statutory income tax rate considered for the Corporation’s U.S. operations was approximately 35%.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized using the interest method over the term of the loan as an adjustment to interest yield. Interest income for the quarter and nine months ended September 30, 2005, included unfavorable impacts of $14.4 million and $28.6 million, respectively, consisting principally of amortization of net loan origination costs (net of fees), amortization of net premiums on loans purchased, and prepayment penalties and late payment charges. These amounts approximated $13.3 million and $24.4 million, respectively, for the quarter and nine months ended September 30, 2004.

Table B shows the analysis of levels and yields on a taxable equivalent basis for the quarter ended September 30, 2005 compared with the same period in 2004.
TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2005	2004	Variance	2005	2004	Variance		2005	2004	Variance	Rate	Volume
($ in millions)									(In thousands)
$745	$845	($100)	4.51%	3.07%	1.44%	Money market investments	$8,455	$6,512	$1,943	$2,142	($199)
12,379	11,576	803	5.24	4.46	0.78	Investment securities	162,132	128,983	33,149	23,890	9,259
504	378	126	6.07	6.42	(0.35)	Trading	7,719	6,092	1,627	(323)	1,950

13,628	12,799	829	5.23	4.42	0.81		178,306	141,587	36,719	25,709	11,010

						Loans:
11,959	9,519	2,440	6.94	5.94	1.00	Commercial	209,142	142,020	67,122	26,981	40,141
1,310	1,153	157	7.54	8.39	(0.85)	Leasing	24,691	24,194	497	(2,615)	3,112
11,612	11,276	336	6.48	6.55	(0.07)	Mortgage	188,041	184,626	3,415	(2,039)	5,454
4,416	3,804	612	10.06	10.32	(0.26)	Consumer	111,662	98,452	13,210	(1,567)	14,777

29,297	25,752	3,545	7.25	6.96	0.29		533,536	449,292	84,244	20,760	63,484

$42,925	$38,551	$4,374	6.61%	6.12%	0.49%	Total earning assets	$711,842	$590,879	$120,963	$46,469	$74,494

						Interest bearing deposits:
$3,783	$3,071	$712	1.51%	1.20%	0.31%	NOW and money market	$14,363	$9,290	$5,073	$2,759	$2,314
5,727	5,396	331	1.26	1.07	0.19	Savings	18,141	14,491	3,650	2,588	1,062
9,114	7,179	1,935	3.54	3.31	0.23	Time deposits	81,295	59,686	21,609	4,643	16,966

18,624	15,646	2,978	2.42	2.12	0.30		113,799	83,467	30,332	9,990	20,342

10,040	9,343	697	3.53	1.91	1.62	Short-term borrowings	89,213	44,830	44,383	41,180	3,203
9,445	8,292	1,153	4.84	4.19	0.65	Medium and long-term debt	114,966	87,278	27,688	12,461	15,227

38,109	33,281	4,828	3.31	2.58	0.73	Total interest bearing liabilities	317,978	215,575	102,403	63,631	38,772
3,943	3,942	1				Demand deposits
873	1,328	(455)				Other sources of funds

$42,925	$38,551	$4,374	2.94%	2.23%	0.71%

			3.67%	3.89%	(0.22%)	Net interest margin

						Net interest income on a taxable equivalent basis	393,864	375,304	18,560	($17,162)	$35,722

			3.30%	3.54%	(0.24%)	Net interest spread

						Taxable equivalent adjustment	45,754	27,112	18,642

						Net interest income	$348,110	$348,192	($82)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

The favorable impact on interest income resulting from the increase in average earning assets for the quarter ended September 30, 2005, compared with the third quarter of 2004, was principally due to the 14% increase in the average loan portfolio. Commercial loans contributed 69% of the total increase in average loans, while consumer and mortgage loans contributed 17% and 9%, respectively. This growth includes the impact of the acquisitions of Kislak and Quaker City which had approximately $0.4 billion and $1.1 billion, respectively, in ending commercial (including construction) loans immediately prior to the acquisitions. A substantial portion of the loan portfolios of these acquired institutions, consisted primarily of commercial real estate secured loans. Loan growth continues to be attained due to stronger sales efforts, promotional campaigns, business initiatives, and acquired mortgage loan portfolios in the U.S. mainland. Also, contributing to the increase in interest income was the rise in the average volume of investment securities, mainly in the form of U.S. Government agencies, in part due to the portfolios of the acquired banking institutions.
The increase in the volume of earning assets was funded mainly through a combination of interest bearing deposits and short and long-term borrowings. The average balance of interest bearing deposits rose due to the impact of the acquisitions of Kislak and Quaker City and to successful marketing campaigns and sales efforts directed to money market accounts and certificates of deposit, principally in the U.S. mainland. Also, during the second half of 2004, the Corporation issued long-term debt, including medium-term notes, junior subordinated debentures (trust preferred securities) and secured borrowings, to fund the acquisitions and growth in the balance sheet.
The decrease in the net interest margin on a taxable equivalent basis for the quarter ended September 30, 2005, compared with the same quarter in 2004, was mainly due to an increase in the average cost of interest bearing liabilities, principally due to an increase in the cost of short-term borrowings reflecting the upward trend that resulted from revisions in interest rates by the Federal Reserve (FED) commencing in June 2004. During the nine months ended September 30, 2005, the FED increased the federal funds target rate an additional 150 basis points, which together with increases experienced in 2004, brought the federal funds target rate from 1.25% in June 2004 to 3.75% in September 2005. Also, there was an increase in the cost of long-term debt principally resulting from secured debt derived from mortgage loan securitization transactions. Furthermore, the increase in average deposits has been substantially in time deposits, a higher-cost category, combined with the impact of higher costs in savings accounts to sustain marketing campaigns and intense competition.
The average yield on earning assets, on a taxable equivalent basis, for the quarter ended September 30, 2005, increased compared with the same quarter in the previous year, mostly related to higher yields in commercial loans which continue being favorably impacted by rising interest rates due to a high proportion of commercial loans with floating rates. Also, there was an increase in yields in investment securities, partly due to new investments in higher yielding securities and a favorable change in the taxable equivalent adjustment, principally related with the consideration of a higher average volume of securities and the impact of the aforementioned increase in the statutory tax rate in Puerto Rico. These favorable variances were partially offset by lower yields in mortgage loans due to lower long term rates which have an impact in new volumes. Also, the yield on consumer loans was lower mainly due to the implementation of risk-based pricing strategies and promotional campaigns. The yield in the lease financing portfolio was also adversely impacted by the interest rate scenario and promotional campaigns.
As shown in Table C, for the nine-month period ended September 30, 2005, net interest income, on a taxable equivalent basis, increased by 5%, compared with the same period of 2004. This improvement was also the result of higher average volume of earning assets, partially offset by the impact of a lower net interest margin.
Average earning assets for the nine-month period ended September 30, 2005, increased by 17%, compared with the same period of 2004, primarily associated with higher average volume of loans and investment securities. The increase was funded through a combination of short and long-term debt and growth in deposits. The compression in the net interest margin for the nine months ended September 30, 2005, shown in Table C was also attributed to the factors previously described in this section for the quarterly results and in the Overview section of this MD&A.
Following the guidance in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133 and “Not Held for Trading Purposes” as Defined in Issue No. 02-3,” and from the meetings held by the AICPA SEC Regulations Committee on September 16, 2003 and the AICPA Insurance Expert Panel, the Corporation included as part of interest expense, approximately $484 thousand and $513 thousand in derivative gains, for the quarter and nine months ended September 30, 2005, respectively. For the quarter and nine months ended September 30, 2004, the Corporation included approximately $10 thousand and $124 thousand in derivative losses, respectively. These net derivative gains and losses represent unrealized gains and losses on derivatives not designated as hedges, but that were considered “economic hedges”. EITF 03-11 requires that both realized and unrealized results of such economic hedges be shown within the same financial statement caption.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2005	2004	Variance	2005	2004	Variance		2005	2004	Variance	Rate	Volume
($ in millions)							(In thousands)
$816	$830	($14)	3.91%	3.00%	0.91%	Money market investments	$23,896	$18,674	$5,222	$5,153	$69
12,173	11,051	1,122	4.81	4.53	0.28	Investment securities	438,744	375,016	63,728	23,371	40,357
484	522	(38)	6.15	5.67	0.48	Trading	22,253	22,166	87	1,779	(1,692)

13,473	12,403	1,070	4.80	4.47	0.33		484,893	415,856	69,037	30,303	38,734

						Loans:
11,571	8,957	2,614	6.60	5.77	0.83	Commercial	571,035	386,746	184,289	60,624	123,665
1,302	1,117	185	7.60	8.74	(1.14)	Leasing	74,242	73,221	1,021	(10,230)	11,251
12,073	10,613	1,460	6.50	6.75	(0.25)	Mortgage	588,304	537,554	50,750	(21,001)	71,751
4,268	3,536	732	10.12	10.74	(0.62)	Consumer	323,297	284,531	38,766	(15,305)	54,071

29,214	24,223	4,991	7.12	7.06	0.06		1,556,878	1,282,052	274,826	14,088	260,738

$42,687	$36,626	$6,061	6.38%	6.18%	0.20%	Total earning assets	$2,041,771	$1,697,908	$343,863	$44,391	$299,472

						Interest bearing deposits:
$3,761	$2,836	$925	1.46%	1.12%	0.34%	NOW and money market	$41,128	$23,873	$17,255	$7,302	$9,953
5,659	5,358	301	1.21	1.05	0.16	Savings	51,178	42,067	9,111	6,390	2,721
8,567	6,928	1,639	3.41	3.37	0.04	Time deposits	218,237	174,912	43,325	2,242	41,083

17,987	15,122	2,865	2.31	2.13	0.18		310,543	240,852	69,691	15,934	53,757

9,840	8,653	1,187	3.16	1.74	1.42	Short-term borrowings	232,392	112,440	119,952	103,598	16,354
9,762	7,695	2,067	4.66	4.20	0.46	Medium and long-term debt	340,703	241,878	98,825	24,135	74,690

37,589	31,470	6,119	3.14	2.53	0.61	Total interest bearing liabilities	883,638	595,170	288,468	143,667	144,801

4,182	3,839	343				Demand deposits
916	1,317	(401)				Other sources of funds

$42,687	$36,626	$6,061	2.77%	2.17%	0.60%

			3.61%	4.01%	(0.40%)	Net interest margin

						Net interest income on a taxable equivalent basis	1,158,133	1,102,738	55,395	($99,276)	$154,671

			3.24%	3.65%	(0.41%)	Net interest spread

						Taxable equivalent adjustment	95,307	83,129	12,178

						Net interest income	$1,062,826	$1,019,609	$43,217

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

NON-INTEREST INCOME
Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of non-interest income by major categories.
Service charges on deposit accounts for the third quarter of 2005 increased by 13% compared with the same quarter of 2004, principally associated with the banking operations acquired and deposit marketing initiatives in the U.S. mainland. Also, the increase was due to higher service charges related with Automated Clearing House (ACH) electronic transactions in Puerto Rico, principally from an increase in the volume of electronic transactions and also from revisions in the pricing structure. These favorable variances were partially offset by lower account analysis fees on commercial accounts mainly due to a higher earnings credit to customers due to higher interest rates in the current quarter.
Refer to Table D for a breakdown of other service fees by major categories. Other service fees for the quarter ended September 30, 2005 increased 20% when compared with the same quarter in the previous year. This growth was mostly associated with increased credit card fees, primarily due to higher merchant business income resulting from increased sales, higher interchange income as a result of increased transactional volume, and higher credit card late payment fees derived from higher volume and a price change. Also, the increase in other service fees was related to revenues derived from the mortgage banking business, principally related to services provided to loan brokers in the origination of mortgage loans for other institutions, such as for underwriting efforts; and higher prepayment penalty income on loans serviced by the Corporation in the mainland U.S. There were also higher fees from the Corporation’s insurance business in Puerto Rico due in part to increased volume in credit life, dwelling and title and the reinsurance business, among factors. The increase in fees on the sale and administration of investment products included higher commissions from retail broker transactions, including mutual fund sales, and higher commissions from Popular Securities’ New York office opened in the second quarter of 2004. Another category which contributed to the increase in fees was that related to processing services, principally as a result of increased transactional volume. The increase in other fees was partly related with SBA loan servicing fees, loan syndication fees and standby letters of credit related fees, among other diverse items.
TABLE D
Other Service Fees

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2005	2004	Variance	2005	2004	Variance

Other service fees:
Credit card fees and discounts	$21,111	$17,011	$4,100	$59,694	$51,656	$8,038
Debit card fees	12,832	12,365	467	39,047	38,020	1,027
Insurance fees	12,986	10,705	2,281	37,420	28,589	8,831
Processing fees	11,311	9,550	1,761	31,888	30,521	1,367
Sale and administration of investment products	7,138	5,158	1,980	21,105	16,728	4,377
Check cashing fees	4,372	4,636	(264)	14,841	16,770	(1,929)
Mortgage banking and servicing fees, net of amortization	4,591	1,984	2,607	11,126	7,364	3,762
Trust fees	2,135	2,268	(133)	6,268	6,816	(548)
Other fees	8,528	7,386	1,142	26,471	22,012	4,459

Total other service fees	$85,004	$71,063	$13,941	$247,860	$218,476	$29,384

For the nine-month period ended September 30, 2005, non-interest income increased 27% compared with the nine-month period ended September 30, 2004. As shown in the unaudited consolidated statements of income included in this Form 10-Q, the increase in non-interest income was mostly associated with higher net gains on the sale and valuation adjustments of investment securities. Gains on the sale of investment securities increased by $37.5 million, mainly from the sale of marketable equity securities, offset by the unfavorable valuation adjustments of interest-only strips by PFH discussed in the Overview section and Note 8 to the unaudited consolidated financial statements.
Non-interest income for the first nine months of 2005 was also favorably impacted by higher trading account profits derived principally from mortgage banking activities. Also, approximately $16 million of the trading account profits for the period were derived from the pooling of $552 million in mortgage loans and the sale of the mortgage-backed securities in June 2005. Also, as noted in Table D, other service fees made a substantial contribution to the growth in non-interest income for the nine-months period ended September 30, 2005, mostly impacted by the same factors described for the quarterly results. The decrease in check cashing fees was due in part to lower volume resulting from a lesser number of retail outlets of Popular Cash Express due to the sale or closure of several of these outlets during 2004, price competition and lower wire transfer revenues due to stricter requirements imposed on customers by certain state laws. Service charges on deposit accounts increased 10% for the nine months ended September 30, 2005, compared with the same period in the previous year due to the acquired operations and other factors already mentioned, and higher consumer accounts non-sufficient funds fees. Furthermore, gains on sale of loans contributed to the growth in non-interest income for the period with a rise of $12.5 million, principally resulting from mortgage loans securitizations at PFH.
OPERATING EXPENSES
Refer to the unaudited consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.
Operating expenses for the quarter ended September 30, 2005 increased 11% compared with the same period in 2004. Personnel costs rose by $12.0 million, or 8%, and accounted for 38% of the increase in operating expenses. This increase resulted mostly from higher salaries and related taxes, due in part to merit increases and higher headcount, including the acquired operations in the U.S. mainland, growth in PFH, and reinforcement of the retail network in Puerto Rico. Full-time equivalent employees were 12,685 at September 30, 2005, an increase of 683 employees from the same date in 2004. Incentive compensation and other performance bonuses for the quarter ended September 30, 2005 decreased in general compared with the same quarter in the previous year. All other operating expenses for the quarter ended September 30, 2005, excluding personnel costs, increased 13% compared with the same quarter in 2004. Contributing to this increase were higher net occupancy expenses related in part with the U.S. mainland acquisitions and business growth. Also, there were higher business promotion expenses as a result of sales efforts in the U.S. banking operations directed to deposit gathering campaigns, the New York Mets sponsorship, and promotional campaigns for the ATH network in Puerto Rico. Other increases in operating expenses included higher equipment expenses resulting in part from the operations of the banks acquired in the U.S. mainland and the implementation of new application systems and costs to support business initiatives, and higher professional fees, which rose in part due to higher support fees for system conversions, including consulting and computer services, and legal expenses. Other operating expenses increased due to higher credit and debit cards interchange expenses, costs of the reinsurance business, as well as other diverse items.
For the nine-month period ended September 30, 2005, operating expenses increased 12% compared with the same period in 2004. Categories with the major variances included personnel costs, business promotion, professional fees, net occupancy, equipment and other operating expenses. Most of the variances were associated with the same factors previously described for the quarterly results. Personnel costs for the nine months ended September 30, 2004 included $2.4 million in early-retirement window costs and net curtailment gains recorded in the first quarter of that year, which were associated with the realignment of the Corporation’s processing and technology operations. Besides the aforementioned reasons for the unfavorable variance in costs, professional fees also rose in part due to higher collection and other credit related costs to support the lending business. Other operating expenses also increased due to higher insurance business related costs incurred in 2005 due to growth, traveling expenses and costs related with foreclosed properties derived from the lending business.
INCOME TAX
Income tax expense for the quarter ended September 30, 2005 decreased 13% compared with the same quarter of 2004. The decrease was primarily due to lower income before tax and to an increase in exempt interest income, net of the disallowance of expenses attributed to such exempt income. Also, during the third quarter of 2005, the proportion of the Corporation’s income derived from the mainland U.S., which is subject to a higher income tax rate, was lower than in the same quarter in 2004. The decrease in the income tax expense was partially offset by the unfavorable impact of $5.9 million resulting from the change in the Puerto Rico statutory income tax rate from 39% to 41.5% in the third quarter of 2005 (adjusted retroactively to January 1, 2005 as required by law), net of the income tax benefit of $3.1 million which results from adjusting the deferred tax asset to reflect the increase in rate. The effective tax rate for the quarter ended September 30, 2005 was 19.87%, compared with 22.18% in the same quarter in the previous year.

Income tax expense for the nine-month period ended September 30, 2005 increased 7% compared with the same period in 2004. This rise was primarily due to higher pretax earnings and by the aforementioned change in the statutory tax rate, partially offset by an increase in exempt interest income, net of disallowance of expenses attributed to such exempt income, and by the recognition of an income tax benefit due to the increase in the deferred tax asset as a consequence of the change in tax rate. Also, there was an increase in income subject to a lower preferential tax rate when compared with the same nine-month period in the previous year. The capital gains realized during 2005 were subject to the transitory provisions effective until June 30, 2005 that reduced the preferential tax rate from 12.5% to 6.25%. The effective tax rate for the first nine months of 2005 was 21.65%, compared with 22.46% in 2004.
BALANCE SHEET COMMENTS
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition as of September 30, 2005, December 31, 2004 and September 30, 2004. Earning assets at September 30, 2005 totaled $43.9 billion, an increase of $2.1 billion, or 5%, from December 31, 2004. At September 30, 2004, earning assets totaled $40.3 billion.
A breakdown of the Corporation’s loan portfolio is presented in Table E.
TABLE E
Loans Ending Balances

			Variance		Variance
			September 30, 2005		September 30, 2005
	September 30,	December 31,	vs.	September 30,	vs.
(In thousands)	2005	2004	December 31, 2004	2004	September 30, 2004

Commercial, industrial and agricultural *	$11,551,048	$10,396,732	$1,154,316	$10,020,953	$1,530,095
Construction	716,595	501,015	215,580	421,059	295,536
Lease financing	1,318,105	1,164,606	153,499	1,152,749	165,356
Mortgage *	12,481,545	12,641,329	(159,784)	11,970,585	510,960
Consumer	4,482,790	4,038,579	444,211	3,951,952	530,838

Total	$30,550,083	$28,742,261	$1,807,822	$27,517,298	$3,032,785

*	Includes loans held-for-sale

The commercial and construction loan portfolio at September 30, 2005 increased 13% from December 31, 2004, which included the impact of the commercial loans acquired from Kislak, primarily loans secured by real estate. This commercial and construction portfolio growth was also associated with business initiatives and stronger sales efforts. Moreover, the consumer loan portfolio, which breakdown is provided in Table F, increased 11%, compared with December 31, 2004. The growth in this portfolio was mostly reflected in personal and auto loans and is the result of aggressive marketing campaigns, attractive loan rates and portfolio acquisitions.
TABLE F
Breakdown of Consumer Loans

			Variance		Variance
			September 30, 2005		September 30, 2005
	September 30,	December 31,	vs.	September 30,	vs.
(In thousands)	2005	2004	December 31, 2004	2004	September 30, 2004

Personal	$2,025,442	$1,816,949	$208,493	$1,791,902	$233,540
Auto	1,392,582	1,244,164	148,418	1,212,946	179,636
Credit cards	913,972	826,961	87,011	793,745	120,227
Other	150,794	150,505	289	153,359	(2,565)

Total	$4,482,790	$4,038,579	$444,211	$3,951,952	$530,838

The lease financing portfolio at September 30, 2005 increased 13% from December 31, 2004, principally from sales efforts and from the portfolio acquired from Kislak.

At September 30, 2005, the mortgage loan portfolio (including loans held-for-sale) declined 1% from December 31, 2004. This decline was associated with the sale of approximately $1.7 billion in residential mortgage loans as part of four off-balance sheet securitizations completed by PFH during the nine-month period ended September 30, 2005. This reduction was principally compensated by a greater volume of purchased mortgage loans by PFH. During the nine-months ended September 30, 2005, PFH also completed two securitization transactions involving approximately $1.2 billion in purchased mortgage loans, which were accounted for as on-balance sheet securitizations, as such the loans remained in the Corporation’s statement of condition. Refer to Note 8 to the unaudited consolidated financial statements for further information on the securitization transactions performed in 2005.
As reflected in the consolidated statements of condition, loans held-for-sale at September 30, 2005 increased $116 million from the end of 2004. These loans represent primarily mortgage loans that have been originated and are pending securitization or sale in the secondary market. At September 30, 2005, loans held-for-sale consisted primarily of conforming loans for which aggregate fair value exceeded their cost.
Variances in loan categories from September 30, 2004 to the same date in 2005 were also related to the same factors described above.
At September 30, 2005, investment securities, including trading securities, totaled $12.7 billion, compared with $12.2 billion at December 31, 2004 and $12.0 billion at September 30, 2004. Refer to notes 3 and 4 to the unaudited consolidated financial statements for a breakdown of the Corporation’s available-for-sale and held-to-maturity investment portfolios. The increase in the investment portfolio from December 31, 2004 was principally due to the reinvestment of funds derived from the mortgage loans pooling and sale transaction by BPPR in the second quarter of 2005 (approximately $552 million in loans), into securities from the U.S. Government and its Agencies, some of which are tax-exempt in Puerto Rico, and from Kislak’s investment securities portfolio.
Premises and equipment at September 30, 2005 increased $47 million from December 31, 2004 and $57 million from September 30, 2004. The increase was mostly associated with buildings under construction for business expansion and relocations and land acquisitions for future branch sites, primarily in Puerto Rico. During the nine-month period ended September 30, 2005, the Corporation capitalized approximately $0.6 million in interest costs associated with major building projects under construction that are intended principally for the Corporation’s own use.
Goodwill and other intangible assets at September 30, 2005 increased $118 million from December 31, 2004, primarily associated with the acquisition of Kislak. Note 7 to the consolidated financial statements provide additional information on goodwill and the composition of other intangible assets. As further described in the MD&A included in the 2004 Annual Report, the increase since September 30, 2004 was also associated with the acquisition of Quaker City.

Table G presents the categories with the most significant variances within the “Other Assets” caption included in the consolidated statements of condition.
TABLE G
Breakdown of Other Assets

			Variance		Variance
			September 30, 2005		September 30, 2005
	September 30,	December 31,	vs. December 31,	September 30,	vs. September 30,
(In thousands)	2005	2004	2004	2004	2004

Net deferred tax assets	$284,075	$231,892	$52,183	$233,156	$50,919
Securitization advances and related assets	247,565	240,304	7,261	186,360	61,205
Bank-owned life insurance program	195,119	155,527	39,592	104,473	90,646
Prepaid expenses	156,950	120,577	36,373	115,252	41,698
Investments under the equity method	62,682	56,996	5,686	54,041	8,641
Derivative assets	39,354	24,554	14,800	12,135	27,219
Servicing rights	121,752	57,183	64,569	60,854	60,898
Others	169,079	159,341	9,738	179,937	(10,858)

Total	$1,276,576	$1,046,374	$230,202	$946,208	$330,368

The increase in the net deferred tax assets from December 31, 2004 and September 30, 2004 to September 30, 2005 was primarily the result of the net unrealized loss position of the portfolio of available-for-sale securities at the end of the third quarter of 2005, compared with net unrealized gains in the periods presented for 2004. Securitization advances and related assets at September 30, 2005 increased compared with September 30, 2004 and December 31, 2004 principally as a result of on-balance sheet securitizations completed in the fourth quarter of 2004 and the first nine months of 2005. The advances represent payments received on loans held-in-trust available to pay down security holders under scheduled terms specified in the agreements. The increase in bank-owned life insurance since September 30, 2004 and December 31, 2004 was related to additional funding permitted as a result of an increased salary base resulting from the acquired institutions. The increase in prepaid expenses at September 30, 2005 compared with both periods in 2004 was primarily related to software packages supporting new branch network and other specialized systems. The increase in derivative assets since September 30, 2004 was mostly related to additional volume of interest rate swaps used to hedge the exposure to changes in the fair value of certain loans, investments and deposits, due to movements in the benchmark interest rate index and to the impact of indexed options used to economically hedge the risk associated with certificates of deposit, which returns are tied to a stock market index. The rise in servicing rights from December 31, 2004 and September 30, 2004 was principally associated with the servicing rights derived from the securitizations performed by PFH during 2005, as further described in note 8 to the unaudited consolidated financial statements.
Asset growth from December 31, 2004 to September 30, 2005 was funded principally through deposits. Refer to the Liquidity section of this Form 10-Q for a table with the composition of the Corporation’s financing to total assets at September 30, 2005 and December 31, 2004.
Table H provides a breakdown of the Corporation’s deposits by categories. Included within time deposits, at September 30, 2005, were brokered certificates of deposit amounting to $1.3 billion, compared with $559 million at December 31, 2004 and $643 million at September 30, 2004.
TABLE H
Deposits ending balances

			Variance		Variance
	September 30,	December 31,	September 30, 2005 vs.	September 30,	September 30, 2005 vs.
(In thousands)	2005	2004	December 31, 2004	2004	September 30, 2004

Demand deposits	$4,182,281	$4,173,267	$9,014	$4,076,534	$105,747
Savings deposits	8,944,495	8,865,832	78,663	8,660,080	284,415
Time deposits	9,451,933	7,554,061	1,897,872	7,746,604	1,705,329

Total	$22,578,709	$20,593,160	$1,985,549	$20,483,218	$2,095,491

At September 30, 2005, borrowed funds reached $20.6 billion, compared with $19.9 billion at December 31, 2004 and $18.7 billion at September 30, 2004. The increase in borrowings since December 31, 2004 was mostly comprised of repurchase agreements. The rise from September 30, 2004 to the same date in 2005 included higher balances of repurchase agreements, federal funds purchased, debt issuance in the form of junior subordinated debentures (trust preferred securities), and secured borrowings from on-balance sheet securitizations.
The Federal Home Loan Banks provide funding to the Corporation’s banking subsidiaries through advances. At September 30, 2005, Popular’s short-term and long-term borrowings under these credit facilities totaled $1.8 billion, compared with $0.7 billion at September 30, 2004, and $1.9 billion at December 31, 2004. Such advances are collateralized by investment securities and mortgages loans, do not have restrictive covenants and do not have any callable features.
Refer to the unaudited consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at September 30, 2005, December 31, 2004 and September 30, 2004. Also, the disclosures of accumulated other comprehensive (loss) income, an integral component of stockholders’ equity, are included in the unaudited consolidated statements of comprehensive (loss) income. Other comprehensive (loss) income includes the Corporation’s unrealized gain (loss) position on securities available-for-sale and the cumulative foreign currency translation adjustment at the end of each reporting period. The increase in stockholders’ equity from December 31, 2004 and September 30, 2004 to September 30, 2005 was due to earnings retention, partially offset by an unfavorable change in the fair value of securities classified as available-for-sale. This change in the valuation of the securities when compared with December 31, 2004 was mostly due to unfavorable market interest rate fluctuations impacting the Corporation’s U.S. Agency securities and to the marketable equity securities sold by the Corporation in the first quarter of 2005. The Corporation’s market capitalization at September 30, 2005 was $6.5 billion, compared with $7.0 billion at September 30, 2004 and $7.7 billion at December 31, 2004.
The Corporation offers a dividend reinvestment and stock purchase plan for its stockholders that allows them to reinvest their quarterly dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments at prevailing market rates.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of September 30, 2005 and 2004, and December 31, 2004 are presented on Table I. The reduction in the capital ratios since December 31, 2004 was associated with the assets acquired and the goodwill and other intangible assets recorded as a result of the Kislak acquisition, and general business growth. At September 30, 2005, December 31, 2004 and September 30, 2004, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.

TABLE I
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004

Risk-based capital
Tier I capital	$3,495,710	$3,316,009	$2,860,783
Supplementary (Tier II) capital	389,647	389,638	395,474

Total capital	$3,885,357	$3,705,647	$3,256,257

Risk-weighted assets Balance sheet items
Balance sheet items	$28,523,983	$26,561,212	$25,467,134
Off-balance sheet items	2,147,889	1,495,948	1,458,589

Total risk-weighted assets	$30,671,872	$28,057,160	$26,925,723

Average assets	$45,347,557	$42,597,513	$40,206,377

Ratios:
Tier I capital (minimum required – 4.00%)	11.40%	11.82%	10.62%
Total capital (minimum required – 8.00%)	12.67%	13.21%	12.09%
Leverage ratio *	7.71%	7.78%	7.12%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

At September 30, 2005, the capital adequacy minimum requirement for Popular, Inc. was: Total Capital of $2,453,750, Tier I Capital of $1,226,875, and a Tier I Leverage of $1,360,427 based on a 3% ratio or $1,813,902 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET ACTIVITIES
The off-balance sheet securitizations conducted prior to 2001 and in 2005, the latter previously described in Note 8 to the unaudited consolidated financial statements, involved the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets, to different trusts, thus isolating those loans from the Corporation’s assets. These transactions qualified for sale accounting and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to any of the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity, or the securitization trust funds. At September 30, 2005, these trusts held approximately $1.7 billion in assets in the form of mortgage loans. Their liabilities in the form of principal due to investors approximated $1.7 billion at the end of the third quarter of 2005. In connection with the securitizations accounted for as sales, the Corporation’s retained interests are subordinated to investors’ interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.
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

A summary of non-performing assets by loan categories and related ratios is presented in Table J.
TABLE J
Non-Performing Assets

			Variance		Variance
			September 30, 2005		September 30, 2005
	September 30,	December 31,	vs.	September 30,	vs.
(Dollars in thousands)	2005	2004	December 31, 2004	2004	September 30, 2004

Commercial and construction	$140,093	$122,593	$17,500	$133,612	$6,481
Lease financing	3,252	3,665	(413)	6,377	(3,125)
Mortgage	373,126	395,749	(22,623)	386,520	(13,394)
Consumer	35,479	32,010	3,469	37,762	(2,283)

Total non-performing loans	551,950	554,017	(2,067)	564,271	(12,321)
Other real estate	77,993	59,717	18,276	58,814	19,179

Total non-performing assets	$629,943	$613,734	$16,209	$623,085	$6,858

Accruing loans past-due 90 days or more	$80,401	$79,091	$1,310	$71,024	$9,377

Non-performing assets to total loans held-in-portfolio	2.12%	2.19%		2.29%
Non-performing assets to total assets	1.34	1.38		1.45

Non-performing commercial and construction loans represented 1.14% of that loan portfolio at September 30, 2005, compared with 1.28% at September 30, 2004, and 1.13% at December 31, 2004. The decline in that credit quality ratio since September 30, 2004 was mainly related to portfolio growth, principally due to the acquisition of Kislak’s portfolio which had low levels of non-performing loans.
Non-performing financing leases represented 0.25% of the lease financing portfolio at September 30, 2005, compared with 0.55% at September 30, 2004, and 0.31% at December 31, 2004. The decline in non-performing leases from September 30, 2004 was the result of lower delinquency levels associated principally to the small ticket equipment leasing operations of the U.S. portfolio.
Non-performing mortgage loans represented 59% of total non-performing assets and 3.21% of mortgage loans held-in-portfolio at September 30, 2005, compared with 62% of total non-performing assets and 3.30% of mortgage loans held-in-portfolio at September 30, 2004. Non-performing mortgage loans represented 64% of total non-performing assets and 3.33% of mortgage loans held-in-portfolio at December 31, 2004. The decrease in non-performing mortgage loans since September 30, 2004 was mainly reflected at PFH where non-performing mortgage loans represented 3.93% of its mortgage loans held-in-portfolio at September 30, 2005, compared with 3.96% at December 31, 2004 and 3.85% at September 30, 2004. Historically, the Corporation has experienced a low level of losses in its mortgage portfolio.
Non-performing consumer loans were 0.79% of consumer loans at September 30, 2005, compared with 0.96% at September 30, 2004 and 0.79% at December 31, 2004. The decline in the non-performing consumer loans to consumer loans ratio from September 30, 2004 was mainly due to portfolio growth, combined with better credit quality mix and improved delinquency levels.
In addition to the non-performing loans discussed earlier, there were $51 million of loans at September 30, 2005, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2004 and September 30, 2004, these potential problem loans approximated $32 million and $31 million, respectively. The increase reflected in the third quarter of 2005 was mainly related to the commercial portfolio in the Puerto Rico operations.
Other real estate assets represented 12% of non-performing assets at September 30, 2005, compared with 9% at September 30, 2004, and 10% at December 31, 2004. The increase in other real estate assets since September 30, 2004 was associated with higher foreclosures in the mortgage business resulting from more dynamic foreclosure procedures.

The impact of Hurricanes Katrina and Rita on the Corporation’s U.S. operations is not considered significant.
Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at September 30, 2005, adjusted non-performing assets would have been $594 million or 2.00% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 88.95%. At December 31, 2004, adjusted non-performing assets would have been $582 million or 2.08% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 83.73%. At September 30, 2004, adjusted non-performing assets would have been $585 million or 2.15% of loans held-in-portfolio and the allowance to non-performing loans would have been 84.68%.
ALLOWANCE FOR LOAN LOSSES
In evaluating the adequacy of the allowance for loan losses, the Corporation’s management considers current economic conditions, loan portfolio risk characteristics, prior loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The methodology used to establish the allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2005, there have been no significant changes in evaluation methods or assumptions from December 31, 2004 that have an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
Table K summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine months ended September 30, 2005 and 2004. The ratio of allowance for loan losses to loans held-in-portfolio at September 30, 2005 when compared with September 30, 2004, reflects improvement in credit quality trends and a shift in the loan portfolio mix to include a greater proportion of real estate secured loans, which includes the portfolio from Kislak. At December 31, 2004, the allowance for loan losses amounted to $437 million or 1.56% of loans held-in-portfolio, and the allowance for loan losses as a percentage of non-performing loans was 78.89%. The corresponding ratios as of September 30, 2004 and 2005 are shown in Table K. The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the expected level of net loan losses and the methodology established to evaluate the adequacy of the allowance for loan losses.
The Corporation considers a loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. An allowance for loan impairment is recognized to the extent that the carrying value of an impaired loan exceeds the present value of the expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The allowance for impaired loans is part of the Corporation’s overall allowance for loan losses. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on past experience adjusted for current conditions. Larger balance commercial loans are evaluated on a loan-by-loan basis. Once a specific measurement methodology is chosen, it is consistently applied unless there is a significant change in the financial position of the borrower. For more information regarding the Corporation’s allowance for loan losses methodology refer to the Credit Risk Management and Loan Quality section in the MD&A included in Popular, Inc.’s 2004 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

TABLE K
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter					Nine months ended September 30,
(Dollars in thousands)	2005		2004		Variance	2005		2004		Variance

Balance at beginning of period	$456,954		$425,949		$31,005	$437,081		$408,542		$28,539
Allowance purchased	—		15,764		(15,764)	3,685		22,741		(19,056)
Provision for loan losses	49,960		46,614		3,346	144,232		132,641		11,591
Impact of change in reporting period*	—		—		—	1,586		—		1,586

	506,914		488,327		18,587	586,584		563,924		22,660

Losses charged to the allowance:
Commercial and construction	15,774		17,143		(1,369)	49,474		48,805		669
Lease financing	5,503		5,992		(489)	14,720		15,901		(1,181)
Mortgage	12,037		8,544		3,493	34,144		23,367		10,777
Consumer	27,992		25,206		2,786	75,997		75,981		16

Subtotal	61,306		56,885		4,421	174,335		164,054		10,281

Recoveries:
Commercial and construction	4,174		5,152		(978)	17,296		15,343		1,953
Lease financing	2,530		2,327		203	7,327		8,836		(1,509)
Mortgage	167		219		(52)	588		1,050		(462)
Consumer	6,946		6,705		241	21,965		20,746		1,219

Subtotal	13,817		14,403		(586)	47,176		45,975		1,201

Net loans charged-off:
Commercial and construction	11,600		11,991		(391)	32,178		33,462		(1,284)
Lease financing	2,973		3,665		(692)	7,393		7,065		328
Mortgage	11,870		8,325		3,545	33,556		22,317		11,239
Consumer	21,046		18,501		2,545	54,032		55,235		(1,203)

Subtotal	47,489		42,482		5,007	127,159		118,079		9,080

Balance at end of period	$459,425		$445,845		$13,580	$459,425		$445,845		$13,580

Ratios:
Allowance for losses to loans held-in-portfolio	1.55%		1.64%			1.55%		1.64%
Allowance to non-performing assets	72.93		71.55			72.93		71.55
Allowance to non-performing loans	83.24		79.01			83.24		79.01
Non-performing assets to loans held-in-portfolio	2.12		2.29			2.12		2.29
Non-performing assets to total assets	1.34		1.45			1.34		1.45
Net charge-offs to average loans held-in-portfolio	0.66		0.67			0.60		0.66
Provision to net charge-offs	1.05	x	1.10	x		1.13	x	1.12	x
Net charge-offs earnings coverage **	4.08		4.59			5.22		5.07

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in accounting principle described in Note 1 to the unaudited consolidated financial statements included in this Form 10-Q (change from fiscal to calendar reporting year for various subsidiaries).

**	(Income before income tax and cumulative effect of accounting change plus provision for loan losses) divided by net charge-offs.

The following table shows the Corporation’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 at September 30, 2005, December 31, 2004 and September 30, 2004.

	September 30, 2005		December 31, 2004		September 30, 2004
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$89.7	$27.1	$69.2	$30.7	$74.5	$30.7
No valuation allowance required	52.6	—	44.1	—	41.5	—

Total impaired loans	$142.3	$27.1	$113.3	$30.7	$116.0	$30.7

Average impaired loans during the third quarter of 2005 and 2004 were $138 million and $120 million, respectively. The Corporation recognized interest income on impaired loans of $1.4 million and $0.5 million for the quarters ended September 30, 2005 and September 30, 2004, and $3.5 million and $2.0 million for the nine months ended in those dates, respectively.
Also, Table L presents annualized net charge-offs to average loans by loan category for the quarter and nine months ended September 30, 2005 and 2004.
TABLE L
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Commercial and construction	0.39%	0.50%	0.37%	0.50%
Lease financing	0.91	1.27	0.76	0.84
Mortgage	0.43	0.30	0.40	0.29
Consumer	1.91	1.95	1.69	2.08

	0.66%	0.67%	0.60%	0.66%

The decrease from 2004 in the commercial and construction loans net charge-offs ratio presented in Table L was mostly associated with collection efforts and an increase in the mix of the commercial loan portfolio to real estate secured loans, in part due to the loan portfolios acquired.
Also, the lease financing net charge-offs ratios reflected a reduction from 2004 primarily due to one vendor who filed bankruptcy during the third quarter of 2004 pertaining to the small ticket equipment leasing segment of the U.S. portfolio.
Consumer loans net charge-offs to average consumer loans for the quarter and nine months ended September 30, 2005 declined when compared with the same periods in 2004 primarily due to portfolio growth, mainly in personal and auto loans. Also, the decline in consumer loans net charge-offs was associated with lower delinquency levels, due to better portfolio credit quality supported in part by more rigorous underwriting standards and collection strategies.
The increase for 2005 in the mortgage loans net charge-offs ratio shown in Table L was primarily associated with PFH. Mortgage loans net charge-offs to average mortgage loans held-in-portfolio at PFH were 0.61% for the quarter and 0.59% for the nine months ended September 30, 2005, compared with 0.40% and 0.37%, respectively, in the same periods of 2004, due to higher levels of charge-offs and lower growth in the portfolio due to the change in the accounting for the securitizations to also include off-balance sheet transactions during 2005.

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
The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates have remained substantially constant from the end of 2004. Due to the importance of critical assumptions in measuring market risk, the risk models currently incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products and estimates on the duration of the Corporation’s deposits. Potential interest rate scenarios continue to be modified in response to economic developments and their impact on interest rate outlooks.
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model, which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation.
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
Based on the results of the sensitivity analyses as of September 30, 2005, the Corporation’s net interest income for the next twelve months is estimated to decrease by $30.6 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $13.2 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at September 30, 2005. These estimated changes are within the policy guidelines established by the Board of Directors.
Since December 31, 2004 there have been many uncertain market changes with respect to interest rate outlooks. The Corporation’s net interest margin could continue to be negatively impacted by a flattened yield curve if the current environment persists, and by the intense pricing competition.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation’s involvement in derivative activities since December 31, 2004 has not resulted in significant changes to its statement of condition or results of operations for the period ended September 30, 2005.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not

significant, some of these businesses are conducted in the country’s foreign currency. At September 30, 2005 and December 31, 2004, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income. At September 30, 2004, this figure approximated $35 million.
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” The cumulative inflation in the Dominican Republic for the 36 months ended September 30, 2005 exceeded the 100 percent threshold. In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, the Corporation’s interests in the Dominican Republic were remeasured into the U.S. dollar. During the quarter ended September 30, 2005, approximately $1.0 million in remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive (loss) income. For the nine months ended September 30, 2005, net remeasurement gains totaled $1.3 million. These net gains relate to improvement in the Dominican peso’s exchange rate to the U.S. dollar from $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, to $29.05 at September 30, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million. The cumulative inflation rate in the Dominican Republic over a 3-year period approximated 101.5 percent at September 30, 2005.
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

The composition of the Corporation’s financing to total assets at September 30, 2005 and December 31, 2004 were as follows:

			% increase (decrease)
			from	% of total assets
	September 30,	December 31,	December 31, 2004 to	September 30,	December 31,
(Dollars in millions)	2005	2004	September 30, 2005	2005	2004

Non-interest bearing deposits	3,733	4,173	(10.5%)	7.9%	9.4%
Interest-bearing core deposits	13,820	12,835	7.7%	29.3%	28.9%
Other interest-bearing deposits	5,026	3,585	40.2%	10.7%	8.1%
Federal funds and repurchase agreements	8,018	6,437	24.6%	17.0%	14.5%
Other short-term borrowings	2,909	3,140	(7.4%)	6.2%	7.1%
Notes payable and subordinated notes	9,689	10,306	(6.0%)	20.6%	23.2%
Others	704	821	(14.3%)	1.5%	1.8%
Stockholders’ equity	3,221	3,105	3.7%	6.8%	7.0%

The decline in non-interest bearing deposits reflected in the table above is related with approximately $449 million in certain public funds demand deposits which currently bear interest under revised contractual terms. The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 78% of total deposits at September 30, 2005. Certificates of deposit with denominations of $100 thousand and over at September 30, 2005 represented 22% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$1,639,319
3 to 6 months	863,401
6 to 12 months	1,264,977
Over 12 months	1,258,114

$5,025,811

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
As of September 30, 2005, other than the strategy followed in 2005 with respect to PFH’s securitization transactions described in Note 8 to the unaudited consolidated financial statements and the increased reliance in deposits to fund asset growth, there have been no significant changes in the Corporation’s funding activities and strategy disclosed in the MD&A included in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2004. Refer to Note 9 to the unaudited consolidated financial statements for the Corporation’s involvement in certain commitments at September 30, 2005.
Risks to Liquidity
Credit ratings by the major credit rating agencies are an important component of the Corporation’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or refinance maturing debt may be more difficult. In early August 2005, Fitch, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial and / or business trends, which if left unchanged, may result in a rating change. Management anticipates that all concerns raised by the credit rating agency will be fully addressed. The Corporation is also rated by two other nationally recognized credit rating agencies. Management has not been advised by these agencies of any potential changes to either the Corporation’s ratings or rating outlook.
The Corporation and BPPR’s debt ratings at September 30, 2005 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $216 million at September 30, 2005.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. During the third quarter of 2005, one of the Corporation’s subsidiaries breached a condition under an agreement with an investment bank whereby the subsidiary did not maintain the required unborrowed capacity in the credit line agreement with its holding company. Subsequently, the subsidiary paid down the credit line with the holding company and is now in compliance with the covenant. The company and the investment bank agreed to a covenant waiver. Also, the subsidiary breached an earnings covenant in a credit facility for which the Corporation also obtained a covenant waiver. Obligations subject to the covenant waivers as of quarter end approximated $195 million. At September 30, 2005, the Corporation had $846 million in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The Corporation and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the financial position and results of operations of the Corporation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2005 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

July 1 – July 31	750	$26.02	750	9,055,080
August 1 – August 31	—	—	—	9,055,080
September 1 – September 30	—	—	—	9,055,080

Total September 30, 2005	750	$26.02	750	9,055,080

Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: November 4, 2005	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: November 4, 2005	By:	/s/ Ileana González Quevedo

Ileana González Quevedo
Senior Vice President & Corporate Comptroller