Form 10-K
period 2005-12-31
POPULAR INC
filed 2006-03-15
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-13818
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416
Principal Executive Offices:
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (787) 765-9800

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section (15d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Corporation was $6,724,043,000 based upon the reported closing price of $25.19 on the NASDAQ National Market System on that date.
As of February 28, 2006, there were 278,141,020 shares of the Corporation’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the Corporation’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 ( the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
     (2) Portions of the Corporation’s definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of the Corporation (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 14, 2006.

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

		Page
PART I

Item 1	Business	4
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	19
Item 2	Properties	19
Item 3	Legal Proceedings	21
Item 4	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6	Selected Financial Data	23
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8	Financial Statements and Supplementary Data	24
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A	Controls and Procedures	24
Item 9B	Other Information	25

PART III

Item 10	Directors and Executive Officers of the Registrant	26
Item 11	Executive Compensation	26
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	26
Item 13	Certain Relationships and Related Transactions	26
Item 14	Principal Accounting Fees and Services	26

PART IV

Item 15	Exhibits, Financial Statement Schedules	26
	Signatures	34
EX-10.23 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.24 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.25 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.26 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.27 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.28 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.29 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.30 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.31 AMENDED AND RESTATED 2005 INCENTIVE AWARD AND AGREEMENT
EX-10.32 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.33 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.34 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.35 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.36 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.37 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.38 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.39 2006 INCENTIVE AWARD AND AGREEMENT
EX-10.40 2006 INCENTIVE AWARD AND AGREEMENT
EX-12.1 THE CORPORATION'S COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-13.1 THE CORPORATION'S ANNUAL REPORT TO SHAREHOLDERS
EX-21.1 SCHEDULE OF SUBSIDIARIES OF THE CORPORATION
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 CERTIFICATION PURSUANT TO SECTION 302
EX-31.2 CERTIFICATION PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION PURSUANT TO SECTION 906
EX-32.2 CERTIFICATION PURSUANT TO SECTION 906

PART I
POPULAR, INC.
ITEM 1. BUSINESS
GENERAL
     Popular, Inc. (the “Corporation”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $48.6 billion, total deposits of $22.6 billion and stockholders’ equity of $3.4 billion at December 31, 2005. At December 31, 2005, the Corporation ranked 25th in assets and 33rd in market value of its common stock among U.S. bank holding companies based on public information gathered and published by SNL Securities.
     The Corporation’s principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”), was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $25.7 billion, deposits of $14.3 billion and stockholder’s equity of $1.6 billion at December 31, 2005. The Bank accounted for 53% of the total consolidated assets of the Corporation at December 31, 2005. Banco Popular has the largest retail franchise in Puerto Rico, with 195 branches and over 580 automated teller machines and has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). Banco Popular has three subsidiaries, Popular Auto, Inc., Puerto Rico’s largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small personal loan and mortgage company with 42 offices and seven mortgage centers in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 33 offices in Puerto Rico.
     The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. (“PIB”) and EVERTEC, Inc. (formerly GM Group, Inc.). Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico and in the mainland United States. Popular Securities, Inc. offers financial advisory, investment and security brokerage services for institutional and retail customers. EVERTEC, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2005, EVERTEC, Inc. had total assets of $208 million.
     PIB is a wholly owned subsidiary of the Corporation organized in 1992 that operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.
     PIB owns the outstanding stock of Popular North America, Inc. (“PNA”), ATH Costa Rica, CreST, S.A and Popular Insurance V.I., Inc., an insurance agency. ATH Costa Rica and CreST, S.A. provide ATM switching and driving services in San José, Costa Rica. In addition, PIB has equity investments in Consorcio de Tarjetas Dominicanas (CONTADO), the largest payment network in the Dominican Republic, in Banco Hipotecario Dominicano (BHD) also in the Dominican Republic and in Servicios Financieros, S.A. (Serfinsa), the largest ATM network in El Salvador.
     In addition, the Corporation has three other subsidiaries, Popular Life RE, a reinsurance company, Popular Capital Trust I and Popular Capital Trust II, statutory business trusts.
     PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation’s mainland U.S. operations. As of December 31, 2005, PNA had six direct subsidiaries, all of which were wholly-owned: Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York; Popular Financial Holdings, Inc., a diversified consumer finance company; Popular Cash Express, Inc., (“PCE”) a retail financial services company (see recent main developments section below for further information of PCE); BanPonce Trust I and Popular North America Capital Trust I, statutory business trusts; and Banco Popular, National Association (“Banco Popular, N.A.”), a federally chartered national bank with its main office in Orlando, Florida, which as of December 31, 2005, operated one branch, with assets of $34.4 million and deposits of $13.8 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2005, its assets amounted to $52.1 million.
     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 32 branches, which accounted for aggregate assets of $2.8 billion and total deposits of $2.6 billion at December 31, 2005. BPNA also operates 19 branches in Illinois and 46 in California with total assets of $2.0 billion and $3.4 billion, respectively, and deposits of $1.7 billion and $1.8 billion, respectively. In addition, BPNA has 14 branches in New Jersey with total assets of $899 million and deposits of $864 million as of December 31, 2005, and 18 branches in Florida with total assets of $1.8 billion and deposits of $1.3 billion. In Texas, BPNA operates seven branches with aggregate assets of $1.1 billion and total deposits of $174 million at the same date. The deposits of BPNA are insured under the BIF by the FDIC.
     In addition, BPNA owns all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 14 offices in 12 states and total assets of $387.3 million as of December 31, 2005. Popular FS, LLC, also a wholly owned subsidiary of BPNA, is engaged in the business of purchasing mortgage loans and its assets totaled $496.7 million at December 31, 2005. Popular Insurance Agency USA, Inc., a wholly owned subsidiary of BPNA, acts as an agent or broker for issuing insurance with total assets of $2.5 million as of December 31, 2005.
     Popular Financial Holdings, Inc, is the holding company of Equity One, Inc. Equity One, Inc., is engaged in the business of granting personal and mortgage loans and providing dealer financing through 213 offices in 34 states. Popular Financial Services, LLC, a direct subsidiary of Equity One, Inc., is the wholesale operation which both acquires pools of non-prime loans from mortgage bankers and originates individual mortgage loans through a network of over 2,000 approved mortgage brokers and bankers throughout the U.S. In addition, Popular Warehouse Lending, LLC, a direct subsidiary of Equity One, Inc. provides revolving credit lines ranging from $2 to $15 million to small and mid-size mortgage bankers. Popular Financial Holdings, Inc. had total assets of $9.2 billion as of December 31, 2005.
Recent Main Developments
ACQUISITION OF E-LOAN
     In August 2005, the Corporation and E-LOAN, Inc., a California-based online consumer direct lender, announced the signing of a definitive merger agreement under which the Corporation acquired 100% of the issued and outstanding shares of common stock and common stock equivalents of E-LOAN, Inc. for $4.25 per share in cash, or approximately $300 million. This transaction was completed effective November 1, 2005. E-LOAN, Inc., which became a wholly-owned subsidiary of Popular Financial Holdings, Inc., originated over $5 billion in mortgage, home equity, and auto loans in 2004.
ACQUISITION OF ASSETS OF INFINITY MORTGAGE CORPORATION
     In September 2005, the Corporation announced a definitive merger agreement to acquire the assets of Infinity Mortgage Corporation, based in New Jersey. Infinity Mortgage Corporation originated over $220 million in mortgage loans during 2004 and operates in New Jersey, New York, Connecticut, Maryland, Massachusetts and Pennsylvania. The transaction was completed on November 11, 2005 and the operations of Infinity Mortgage became part of the mortgage business of Equity One, Inc.

SALE OF ASSETS OF POPULAR CASH EXPRESS
     In September 2005, the Corporation announced that ACE Cash Express, Inc. will acquire substantially all of the assets of PCE, the Corporation’s wholly-owned check cashing business in the United States. The transaction was completed in the fourth quarter of 2005. As of the end of 2005, PCE continued to operate four offices in the states of Arizona and California.
     The Corporation’s business is described in more detail on pages 1 through 36 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2005, which is incorporated herein by reference.
REGULATION AND SUPERVISION
General
     The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm Leach Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm Leach Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. Effective April 30, 2002, the Corporation elected to be treated as a Financial Holding Company. See “Financial Services Modernization” below for information regarding changes to these rules.
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
     At December 31, 2005, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.
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
Dividend Restrictions
     The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the

Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2005, Banco Popular could have declared a dividend of approximately $231 million without the approval of the Federal Reserve Board.
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
FDIC Insurance Assessments
     Banco Popular, BPNA and Banco Popular, N.A. are subject to FDIC deposit insurance assessments. Pursuant to the FDIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each FDIC-insured depository institution is currently assigned to one of the following “supervisory subgroups”: “A”, “B” or “C”. Group “A” institutions are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.
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
     On February 8, 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Act”). The Act provides for the merger of the BIF and SAIF into a single Deposit Insurance Fund, and increase the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. The FDIC is expected to promulgate implementing regulations in the near future, under which, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.
     The Deposit Insurance Funds Act of 1996 also separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the BIF and SAIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 1.32 cents per $100 of deposits. As of December 31, 2005, the Corporation had a BIF deposit assessment base of approximately $21.9 billion.

Brokered Deposits
     FDIC regulations adopted under FDIA govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless it is (i) well capitalized or (ii) adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. The Corporation does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Banco Popular, BPNA or Banco Popular, N.A.
Capital Adequacy
     Information about the capital composition of the Corporation as of December 31, 2005 and for the four previous years is presented in Table I “Capital Adequacy Data” on page 28 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
     Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies and member banks, the minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. Under the capital guidelines, a banking organization’s Total Capital is divided into tiers. “Tier 1 Capital” consists of common equity, retained earnings, minority interest in equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier 1 Capital may consist of noncumulative perpetual preferred stock, trust preferred securities or other “so-called” restricted core capital elements. “Tier 2 Capital” consists of, among other things, a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.
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
     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 19 “Regulatory Capital Requirements” on page 92 and 93 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See “- Prompt Corrective Action”.
     The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BSC”). The BSC is a committee comprised by central bank governors and bank supervisor authorities of the Group of Ten countries (G10). The BSC is in charge of developing broad policy guidelines used by each country’s supervisor to determine its own supervisory guidelines. In January 2001 the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Accord (Basel II) would set for the first time capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. The 1988 capital accord does not include a separate capital requirement for operational risk, which is defined under the proposed accord as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The federal regulatory agencies are expected to release the latest Notice for Proposed Rulemaking (NPR) and related supervisory guidance by the first quarter of 2006. Under the current timeline, Basel II is expected to be adopted by mandatory and opt-in banks beginning January 2008.
     Basel II is still under revision in response to industry, national and regulatory commentaries. Factors such as the capital charge for addressing operational risk are still undergoing changes. In addition, in 2005 federal regulatory banking agencies proposed a revised version of the current capital accord (Basel IA). This proposal is expected to correct material differences between financial institutions adopting Basel II and those institutions remaining under the current regulatory capital regime. The Corporation is closely monitoring the implementation process of these regulatory proposals, and will assess their impact on minimum capital requirements once finalized. The Corporation expects that a new capital accord will eventually be adopted by the BSC and enforced by the federal banking agencies. In the meantime, the Corporation continues to work towards the adoption of a new capital framework, and comply with requirements set by federal regulatory agencies. At this time the Corporation cannot determine with certainty whether the capital requirements that may arise out of a new Basel Accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.
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
     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2005, $824,000,000 in trust preferred securities that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines were outstanding. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.
     On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits.
     The Federal Reserve Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, will be subject to a 15 percent limit. They may, however, include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.
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
Anti-Money Laundering Initiative and the USA PATRIOT Act
     On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA PATRIOT Act”). Title III of the USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.
     The U.S. Treasury Department (the “Treasury”) has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers.

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
Legislative Initiatives
     Various other legislative proposals, including proposals to limit the investments that a depository institution may make with FDIC insured funds, are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that such potential legislation, if enacted, or implementing regulations would have upon its financial condition or results of operations.
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
     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. At the end of 2005 Banco Popular transferred $31 million to the reserve fund in order to comply with this requirement.
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
     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2005, the legal lending limit for the Bank under this provision was approximately $110.7 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
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
Employees
     At December 31, 2005, the Corporation employed directly 13,210 persons. None of its employees are represented by a collective bargaining group.
Segment Disclosure
     Note 30 to the Financial Statements, “Segment Reporting” on pages 109 through 112 of the Annual Report is herein incorporated by reference.
     In connection with the reorganization of the Corporation’s corporate structure during 2004, the corporation realigned its business segments to reflect its new business structure, referred to by management as “business circles”. There is one circle for each of the Corporation’s four principal businesses – Banco Popular Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Each business circle has been identified as a reportable segment. Also, a corporate circle has been defined to support the business circles.
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

	December 31,
	2005	2004	2003
Puerto Rico

Premises and equipment	$472,853,113	$420,204,723	$366,840,357
Goodwill	94,650,541	89,821,933	86,771,141
Other intangible assets	7,149,995	8,975,334	11,489,070
Investments under the equity method	21,434,700	19,711,987	18,046,173

	$596,088,349	$538,713,977	$483,146,741

United States

Premises and equipment	$119,529,381	$121,121,536	$114,400,824
Goodwill	557,070,780	319,223,720	102,455,795
Other intangible assets	95,390,011	29,458,696	15,355,660
Investments under the equity method	812,183	389,198	376,234

	$772,802,355	$470,193,150	$232,588,513

Foreign Countries

Premises and equipment	$4,188,960	$4,355,065	$4,211,187
Goodwill	2,262,444	2,262,444	2,262,444
Other intangible assets	-0-	-0-	-0-
Investments under the equity method	40,497,852	36,895,084	20,700,802

	$46,949,256	$43,512,593	$27,174,433

Availability on website
     We make available free of charge, through our investor relations section at our website, www.popular.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
     The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (www.sec.gov).
ITEM 1A. RISK FACTORS
Financial results are constantly exposed to market risk.
     Market risk refers to the probability of variations in the net interest income or the market value of assets and liabilities due to interest rate volatility. Despite the varied nature of market risks, the primary source of this risk to the Corporation is the impact of changes in interest rates on net interest income.
     Net interest income is the difference between the revenue generated on earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period. Any mismatch of interest-earning assets and interest-bearing liabilities is known as a gap position. A positive gap denotes asset sensitivity, which means that an increase in interest rates could have a positive effect on net interest income, while a decrease in interest rates could have a negative effect on net interest income.
The Corporation is subject to interest rate risk because of the following factors:
•	Assets and liabilities may mature or reprice at different times. For example, if assets reprice slower than liabilities and interest rates are generally rising, earnings may initially decline.

•	Assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition. Also, basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices.

•	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.

•	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, the Corporation would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant impact on mortgage-backed securities and collateralized mortgage obligations, since prepayments could shorten the weighted average life of these portfolios.

•	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of securities holdings, including interest-only strips, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
     In the Corporation’s liability sensitive position means that its short-term borrowings and, to a lesser extent, interest-bearing deposits typically reprice faster that the adjustable rate assets. As a result, increases in short-term interest rates could reduce net interest income. Also, if the flattening slope of the yield curve and current interest rate conditions persist, coupled with intense pricing competition, the net interest margin could be negatively impacted.
     In limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of investment securities, and enter into derivative contracts, among other alternatives. The Corporation may suffer losses or experience lower spreads than anticipated in initial projections as management implement strategies to reduce future interest rate exposure.
The hedging transactions that the Corporation enters into may not be effective in managing the exposure to market risk, including interest rate risk.
     The Corporation uses derivatives, to a limited extent, to manage part of the exposure to market risk caused by changes in interest rates or basis risk. The derivative instruments that the Corporation may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which is the risk that the Corporation is unable to enforce certain terms of such instruments. All or any of such risks could expose the Corporation to losses.
Reductions in the Corporation’s credit ratings or those of any of its subsidiaries would increase the cost of borrowing funds and make the Corporation’s ability to raise new funds or renew maturing debt more difficult.
     Credit ratings are an important component of the Corporation’s liquidity profile. Among other factors, credit ratings are based on the financial strength, the credit quality of and concentrations in the Corporations’ loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the Corporation’s balance sheet, the availability of a significant base of core retail and commercial deposits, and the ability to access a broad array of wholesale funding sources. Changes in the Corporation’s credit ratings or the credit ratings of any of its subsidiaries to a level below “investment grade” would adversely affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are also sensitive to the risk of a ratings downgrade. In the event of a downgrade, the cost of borrowing funds would increase. In addition, the Corporation’s ability to raise new funds in the capital markets or renew maturing debt may be more difficult.
     The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by the operating results and credit ratings by nationally recognized credit agencies. A downgrade in credit ratings may impact the ability to raise deposits, but the Corporation believes that the impact should not be material. Deposits at all of its banking subsidiaries are federally insured (subject to limitations established by the Federal Deposit Insurance Corporation), which is expected to mitigate the effect of a downgrade in the credit ratings.
     Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, which are contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in the ratings. Therefore, the need to raise funds in the marketplace could increase in the case of a ratings downgrade. As of December 31, 2005, the Corporation had outstanding $216 million of borrowings subject to rating triggers.
A failure to comply with financial covenants in contractual agreements could accelerate payments of related borrowings.
     In the course of borrowing from institutional lenders and other investors, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. Failing to comply with those agreements may result in an event of default, which could accelerate the repayment of the related borrowings. An event of default would also affect the Corporation’s ability to raise new funds or renew maturing debt.

The Corporation is subject to default risk in its loan portfolio.
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated or acquired. The Corporation establishes provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for future loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. There can be no assurance that management has accurately estimated the level of future loan losses or that the Corporation will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control.
A prolonged economic downturn or recession would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction of the loan origination activity which would adversely affect the Corporation’s financial results.
     A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults in commercial loans, consumer loans and residential mortgages. A recession may have a significant adverse impact on the net interest income and fee income. The Corporation may also experience significant losses on the loan portfolio due to a higher level of defaults on commercial loans, consumer loans and residential mortgages.
The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.
     The Corporation is subject to extensive regulation, supervision and examination by federal and Puerto Rico banking authorities. Any change in applicable federal or Puerto Rico laws or regulations could have a substantial impact on its operations. Additional laws and regulations may be enacted or adopted in the future that could significantly affect the Corporation’s powers, authority and operations, which could have a material adverse effect on the Corporation’s financial condition and results of operations. Further, regulators, in the performance of their supervisory and enforcement duties, have significant discretion and power to prevent or remedy unsafe and unsound practices or violations of laws by banks and bank holding companies. The exercise of this regulatory discretion and power may have a negative impact on the Corporation.
Competition with other financial institutions could adversely affect the Corporation’s profitability.
     The Corporation faces substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. Certain of the Corporation’s competitors are not subject to the same extensive regulation that governs the Corporation’s business.
     The Corporation anticipates that it will encounter greater competition with the expansion of its operations on the U.S. mainland. Many institutions with which the Corporation competes on the U.S. mainland have significantly greater assets, capital, name recognition, customer loyalty and other resources. As a result, certain of its competitors may have advantages in conducting certain businesses and providing certain services.
     Increased competition could require that the Corporation increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.
The Corporation is exposed to greater risk because a significant portion of the business is concentrated in Puerto Rico.
     A significant portion of the Corporation’s financial activities and credit exposure are concentrated in Puerto Rico. Consequently, the financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. An extended economic slowdown in Puerto Rico, adverse political or economic developments in Puerto Rico or natural disasters, such as hurricanes, affecting Puerto Rico could result in a downturn in loan originations, an increase in the level of nonperforming assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which would adversely affect the Corporation’s profitability.
Certain of the provisions contained in the Corporation’s Certificate of Incorporation have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control.
     The Corporation’s certificate of incorporation provides that the members of the Board of Directors are divided into three classes as nearly equal as possible. At each annual meeting of stockholders, one-third of the members of the Board of Directors will be elected for a three-year term, and the other directors will remain in office until their three-year terms expire. Therefore, control of the Board of Directors cannot be changed in one year, and at least two annual meetings must be held before a majority of the members of the Board of Directors can be changed. The Corporation’s certificate of incorporation also provides that a director, or the entire Board of Directors, may be removed by the stockholders only for cause by a vote of at least two-thirds of the combined voting power of the outstanding capital stock entitled to vote for the election of directors. These provisions have the effect of making it more difficult to change the Board of Directors, and may make the Board of Directors less responsive to stockholder control. These provisions also may tend to discourage attempts by third parties to acquire the Corporation because of the additional time and expense involved and a greater possibility of failure, and, as a result, may adversely affect the price that a potential purchaser would be willing to pay for the capital stock, thereby reducing the amount a stockholder might realize in, for example, a tender offer for the Corporation’s capital stock.
Preferred rights issued under the Corporation’s Stockholder Protection Rights Agreement may have an anti-takeover effect.
     Holders of shares of our common stock are entitled to a preferred right to purchase the Corporation’s Series A Participating Cumulative Preferred Stock in certain circumstances. Preferred rights become exercisable if a person or group has acquired 10% or more of the shares of common stock or a tender or exchange offer is commenced which, if consummated, would result in a person becoming the beneficial owner of 10% or more of the common stock. The preferred rights may be deemed to have an anti-takeover effect and generally may cause substantial dilution to a person or group that attempts to acquire the Corporation under circumstances not approved by the Board of Directors.
     For further information of other risks faced by the Corporation please refer to the MD&A section of the Annual Report.
The Corporation is unable to predict what adverse consequences, if any, or other effects transactions with Doral Financial Corporation or R&G Financial Corporation, the civil litigation related to Doral or R&G matters or the related investigations could have on the Corporation.
     As described in the Annual Report on Form 10-K for the year ended December 31, 2005 under the “MD&A—Transactions with Doral Financial Corporation” and “—Transactions with R&G Financial Corporation”, Doral Financial Corporation (“Doral”) has announced investigations by the SEC and the U.S. Attorney’s Office for the Southern District of New York and R&G Financial Corporation (“R&G”) has announced an investigation by the Securities and Exchange Commission. The Corporation has had dealings with both Doral and R&G and has provided information in connection with, and is continuing to cooperate with, certain of the investigations of these matters. The Corporation is unable to predict what adverse consequences, if any, or other effects dealings with Doral or R&G, the civil litigation related to Doral or R&G matters or the related investigations could have on the Corporation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     As of December 31, 2005, Banco Popular owned and wholly or partially occupied approximately 91 branch premises and other facilities throughout Puerto Rico. It also owned 4 parking garage buildings and approximately 30 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 120 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2005, BPNA had 166 offices (principally bank branches) of which 57 were owned and 109 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas and Florida. In addition, BPNA leased a six story office building in Rosemont, Illinois. This building houses the headquarters of BPNA. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:
     Popular Center, the San Juan metropolitan area headquarters, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico, a twenty-story office building. Approximately 48% of the office space is leased to outside tenants. In addition, it has an adjacent parking garage with capacity for approximately 1,000 cars. As of December 31, 2005, a major re-development at the ground and promenade levels was underway to establish retail business including sit-down restaurants and other food vendors.
Also, construction of a new five-story building was underway in the same block, north of Popular Center. The new facilities will provide additional office space and six movie theatres with stadium type seating for approximately 600 persons. Parking for 100 cars will also be available.
     New Popular Building, a new parking and office building located at Ponce de León Avenue, Hato Rey, Puerto Rico, undergoing interior construction. The building provides approximately 81,200 square feet of space to be occupied mostly by Banco Popular units and parking for 1,135 cars.
     Cupey Center Complex, one building, three stories high, and three buildings, two stories high each, located in Cupey, Río Piedras, Puerto Rico. The computer center operations and other operational and support services are some of the main activities housed at these facilities. The facilities are almost fully occupied by EVERTEC’s personnel. Banco Popular maintains a full service branch and some support services in these facilities. The Complex also includes a parking garage building with capacity for 1,000 cars and houses a recreational center for employees.
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
     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 44% of the building for a branch operation, a regional office, an exhibit room and other facilities. The rest of the building is rented or available for rent to outside tenants.
     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. Formerly occupied by the Bank’s mortgage servicing division, as of December 31, 2005, it was vacant and being evaluated for future relocation of Popular Insurance, Inc.’s headquarters.
     Altamira Building, a new nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the mortgage servicing division of Banco Popular.
     Banco Popular Virgin Islands Center, a three-story building housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.

     Popular Center -Tortola, a new, four-story, 20,000 square feet building located in Tortola, British Virgin Islands. A Banco Popular branch is located in the first story while the commercial credit department occupies the second story. The third and fourth floors are available for outside tenants.
     New York Building, a nine-story owned structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 48% of the office space. The remaining 52% of the building is leased.
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
     On October 13, 2005, the Corporation entered into a Settlement Agreement with the Department of Justice and the Federal Communications Commission in connection with this matter. Pursuant to the Settlement Agreement, EVERTEC, without admitting liability and denying any allegations of misconduct, agreed to make a $4.8 million payment to the United States and agreed to voluntarily disqualify itself from bidding on or performing any work related to contracts funded by the Federal Communications Commission for a three year period. EVERTEC also agreed to cooperate with U.S. governmental authorities in any investigation or litigation related to its participation in the E-rate program. The Settlement Agreement did not have an impact on the Corporation’s third or fourth quarter results of operations or the Corporation’s financial condition because the full amount of the settlement payment had been previously accrued and because EVERTEC is not engaged in work related to Federal Communications Commission contracts.
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
     The Corporation’s common stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2005 and the previous four years, as well as cash dividends declared is contained under Table J, “Common Stock Performance”, on page 30 and under the caption “Stockholders’ Equity” on page 27 in the MD&A in the Annual Report, and is incorporated herein by reference.
     As of February 28, 2006, the Corporation had 10,820 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ was $20.43 per share.

     On November 23, 2005, the Corporation announced a subscription offering of up to 10,500,000 shares of common stock to holders of record at the close of business on November 7, 2005, which was the record date for the subscription offering. Each holder of record was entitled to a basic subscription right to purchase one share of common stock for every 26 shares of common stock held by that holder as of the close of business on the record date. The subscription rights offering expired at 5:00 p.m. on December 19, 2005. On December 21, 2005 the Corporation announced that the subscription rights offering was fully subscribed for approximately $220 million in newly issued shares of common stock of the Corporation. This represented approximately $175 million in additional capital at December 31, 2005. The remainder will impact the Corporation’s stockholders’ equity in early 2006 when certain of the individual subscription transactions fully settled.
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
     On February 26, 2003 and March 24, 2003, the Corporation issued 6,500,000 shares and 975,000 shares, respectively, of its 6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A (the “Series A Preferred Stock”) having a liquidation preference value of $25 per share. The Series A Preferred Stock ranks senior to the Corporation’s outstanding Series A Participating Cumulative Preferred Stock, with respect to dividend rights and rights on liquidation. The terms of the Series A Preferred Stock do not permit the Corporation to declare or pay any dividends on the Common Stock (1) unless all accrued and unpaid dividends on the Series A Preferred Stock for the 12 dividend periods preceding the dividend payment have been paid and the full dividend on the Series A Preferred Stock for the current monthly dividend period is contemporaneously declared and paid or set aside for payment or (2) if the Corporation has defaulted in the payment of the redemption price of any shares of Series A Preferred Stock called for redemption.
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
     The information under the caption “Executive Compensation Program” in the Proxy Statement is incorporated herein by reference.

     The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2005 by the Corporation in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid per	Announced Plans or	be Purchased Under
Period	Purchased	Share	Programs	the Plans or Programs

October 1 – October 31	—	—	—	—
November 1 – November 30	1,615	$20.15	1,615	9,053,465
December 1 – December 31	—	—	—	—

Total December 31, 2005	1,615	$20.15	1,615	9,053,465

ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears in Table C, “Selected Financial Data”, on pages 6 and 7 and the text under the caption “Statement of Income Analysis” on page 14 in the MD&A in the Annual Report, and is incorporated herein by reference.
     The Corporation’s ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
Ratio of Earnings to Fixed Charges:

Excluding Interest on Deposits	1.8	2.2	2.4	2.0	1.8
Including Interest on Deposits	1.5	1.7	1.8	1.5	1.4

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Excluding Interest on Deposits	1.8	2.1	2.3	2.0	1.7
Including Interest on Deposits	1.5	1.7	1.7	1.5	1.4
     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense. The interest expense for the years 2005 thru 2002 include changes in the fair value of the non-hedging derivatives.

     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2005	2004	2003	2002	2001

Long-term obligations	$9,893,577	$10,305,710	$7,117,025	$4,567,853	$4,009,211
Non-cumulative Preferred Stock of the Corporation	186,875	186,875	186,875	-0-	100,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears on page 3 through 57 under the caption MD&A, and is incorporated herein by reference.
     Table L, “Maturity Distribution of Earning Assets”, on page 33 in the MD&A in the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information regarding the market risk of the Corporation’s investments appears on page 29 through 41 under the caption MD&A in the Annual Report, and is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears on pages 58 through 124, and on page 56 and 57 under the caption “Statistical Summary – 2004-2005 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Introduction
Under the direction of the Corporation’s Audit Committee, management conducted a review of the accounting treatment related to the transactions (“the transactions”) between the Corporation and its subsidiaries, and Doral and R-G. This review was performed given the announcements by these companies of their intention to restate their financial statements. As mentioned elsewhere in the MD&A included in the Annual Report, after conducting the assessment of the Doral and R-G transactions, the Corporation concluded that its previously filed audited consolidated annual financial statements are fairly stated and no restatement is necessary.

Management’s Report
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act, solely because of the material weakness described in the management’s assessment included in Management’s Report to Stockholders filed in our Annual Report, which relates to the presentation and classification of certain cash flows in the Consolidated Statement of Cash Flows as further described below.
During the preparation of the Annual Report, management became aware that disbursements on mortgage loans originated or acquired by Popular Financial Holdings, Inc., our U.S. mortgage and consumer lending subsidiary, with the intent to sell in the secondary market or securitized in transactions structured as sales, were incorrectly presented as cash flows related with investing activities, instead of operating activities, which is the presentation required by SFAS No. 102 “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.” This reclassification impacted solely the year-to-date Consolidated Statement of Cash Flows included in the quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2005. In recent speeches, members of the staff of the SEC have expressed the view that reclassifications within the statement of cash flows should be treated as a restatement of the information previously presented and not as reclassifications.
The correction of the quarterly information contained in this Annual Report does not change total cash reflected in the Consolidated Statement of Cash Flows. Furthermore, the correction has no effect on the Corporation’s Consolidated Statements of Income (including, but not limited to net income and earnings per share), Consolidated Statements of Condition or Consolidated Statements of Changes in Stockholders’ Equity. The annual cash flows on the aforementioned disbursements on mortgage loans have been properly classified as “cash flows used in operating activities” in the Corporation’s Consolidated Statement of Cash Flows for the year ended December 31, 2005.
Changes in Internal Control over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Subsequent to the date of the end of the period covered by this report, the Corporation has remediated the design of the control associated with the material weakness and will test the operating effectiveness of such control in 2006.
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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information under the captions “Principal Stockholders”, “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information under the caption “Family Relationships” and “Other Relationships, Transactions and Events” of the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information regarding principal accounting fees and services is set forth under “Disclosure of Auditors Fees” in the Proxy Statement, which information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
A.	The following financial statements and reports included on pages 58 through 124 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2005 and 2004
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2005
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in A.1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 28 of this report are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of the Corporation, as currently in effect (incorporated by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form S-8 (No. 333-80169) filed with the SEC on June 8, 1999).

4.1	Form of Certificate representing the Corporation’s common stock, par value $6 (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

4.2	Stockholder Protection Rights Agreement, dated as of August 13, 1998, between the Corporation and Banco Popular de Puerto Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 13, 1998 and filed on August 21, 1998).

4.3	Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc, and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.4	Second Supplemental Indenture of the Corporation, dated as of August 5, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.5	Subordinated Indenture dated as of November 30, 1995, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of the Corporation’s Registration Statement No. 333-26941, dated May 12, 1997).

4.6	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.7	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.8	Form of Fixed Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit 4(o) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.9	Form of Floating Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit (4)(p) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed August 17, 1999).

4.10	Form of Fixed Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(q) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.11	Form of Floating Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(r) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

Exhibit No.	Description
4.12	Administrative Procedures governing Medium-Term Notes, Series 4, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.13	Administrative Procedures governing Medium-Term Notes, Series E, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.14	Form of Fixed Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(e) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.15	Form of Floating Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.16	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.17	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.18	Administrative Procedures governing Medium-Term Notes, Series 5, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.19	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.20	Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.21	Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as Guarantor, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated by reference to Exhibit (4)(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818) dated and filed on February 19, 1997).

4.22	Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.23	Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp., (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee (incorporated by reference to Exhibit (4)(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.24	Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.25	Form of Subordinated Note of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

4.26	Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

Exhibit No.	Description
4.27	Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.28	Form of Note Linked to the S&P 500® Index due September 30, 2008, (incorporated by reference to Exhibit (4)(e) of the Corporation’s Current Report on Form 8-K dated September 30, 2003, as filed with the SEC on October 1, 2003).

4.29	Form of Certificate of Trust of each of Popular Capital Trust I, Popular Capital Trust II, Popular Capital Trust III, and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.30	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of October 31, 2003, among the Corporation, JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.), JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.31	Guarantee Agreement relating to Popular Capital Trust I, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.32	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.33	Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.34	First Supplemental Indenture, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.35	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.36	Form of Junior Subordinated Indenture between Popular North America, Inc., the Corporation and J.P. Morgan Trust Company, National Association (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.37	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.38	Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.39	Form of Amended and Restated Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.40	Form of Capital Security Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.41	Form of Guarantee Agreement for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

Exhibit No.	Description
4.42	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of November 30, 2004, among the Corporation, JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.), Chase Manhattan Bank USA, National Association (as successor to Bank One Delaware, Inc.), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.43	Form of Guarantee Agreement relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-120340) filed with the SEC on November 10, 2004).

4.44	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A Due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.45	Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.46	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

10.1	Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.3	Interest Calculation Agency Agreement, dated as of August 6, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(c) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.4	Interest Calculation Agency Agreement, dated as of August 6, 1999, between Popular North America, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(d) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.5	Distribution Agreement, dated March 21, 2003, among the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC, (incorporated by reference to Exhibit 1(A) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.6	Distribution Agreement, dated March 21, 2003, among Popular North America, Inc., the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC(incorporated by reference to Exhibit 1(B) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.7	Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 4.4(a) the Corporation’s Registration Statement on Form S-8 (333-80169), dated June 8, 1999) (incorporated by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7(a)	Certificate of Resolution of the Board of Directors of Banco Popular de Puerto Rico, authorizing Amendments to the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 10.15a of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.8	Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

Exhibit No.	Description
10.9	Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.10	Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.11	Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.19 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.12	Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.13	Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.14	Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.15	Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000 (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.16	Deferred Prosecution Agreement dated as of January 16, 2003, among Banco Popular de Puerto Rico, the U.S. Department of Justice, the Board of Governors of the Federal Reserve Bank System and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (incorporated by reference to Exhibit 10.25 of the Corporation’s Current Report on Form 8-K, filed on February 6, 2003).

10.17	Equity One Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated November 1, 2002).

10.18	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.19	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21	Compensation Agreement for Federic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.22	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the year ended September 30, 2004).

10.23	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Richard L. Carrión.

Exhibit No.	Description
10.24	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Jorge A. Junquera.

10.25	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and David H. Chafey, Jr.

10.26	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as February 22, 2005, between the Corporation and Brunilda Santos de Álvarez.

10.27	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Amílcar L. Jordán.

10.28	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Tere Loubriel.

10.29	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Roberto R. Herencia.

10.30	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Félix M. Villamil.

10.31	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Cameron E. Williams.

10.32	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Richard L. Carrión.

10.33	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Jorge A. Junquera.

10.34	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and David H. Chafey, Jr.

10.35	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Brunilda Santos de Álvarez.

10.36	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Amílcar L. Jordán.

10.37	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Tere Loubriel.

10.38	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Roberto R. Herencia.

10.39	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Félix M. Villamil.

10.40	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Cameron E. Williams.

12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2005.

21.1	Schedule of Subsidiaries of the Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

POPULAR, INC. (Registrant)
	By:	S\ RICHARD L. CARRIÓN
Richard L. Carrión
Dated: 03-14-06		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	S\ JORGE A. JUNQUERA
Jorge A. Junquera
Dated: 03-14-06		Senior Executive Vice President (Principal Financial Officer)

	By:	S\ ILEANA GONZÁLEZ
Ileana González
Dated: 03-14-06		Senior Vice President (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S\ RICHARD L. CARRIÓN Richard L. Carrión	Chairman of the Board, President and Chief Executive Officer	03-14-06

S\ JUAN J. BERMÚDEZ Juan J. Bermúdez	Director	03-14-06

S/ JOSÉ B. CARRIÓN José B. Carrión Jr.	Director	03-14-06

S\ MARÍA LUISA FERRÉ María Luisa Ferré	Director	03-14-06

S\ MANUEL MORALES Manuel Morales Jr.	Director	03-14-06

S\ FRANCISCO M. REXACH Francisco M. Rexach Jr.	Director	03-14-06

S\ FREDERIC V. SALERNO Frederic V. Salerno	Director	03-14-06

S\ WILLIAM J. TEUBER William J. Teuber Jr.	Director	03-14-06

S\ JOSÉ R. VIZCARRONDO José R. Vizcarrondo	Director	03-14-06