Form 10-Q
period 2006-03-31
POPULAR INC
filed 2006-05-10
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
Commission File Number: 000-13818
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
     ☑ Yes               ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes               ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value, 278,362,258 shares outstanding as of April 28, 2006.

POPULAR, INC.

Forward-Looking Information
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	March 31,	December 31,	March 31,
(In thousands, except share information)	2006	2005	2005

ASSETS
Cash and due from banks	$860,606	$906,397	$812,481

Money market investments:
Federal funds sold	488,200	186,000	85,983
Securities purchased under agreements to resell	491,710	554,770	629,606
Time deposits with other banks	10,005	8,653	7,686

	989,915	749,423	723,275

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	5,934,017	6,110,179	4,722,576
Other investment securities available-for-sale	5,576,651	5,606,407	6,549,304
Investment securities held-to-maturity, at amortized cost	344,385	153,104	179,073
Other investment securities, at lower of cost or realizable value	304,609	319,103	308,781
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	365,096	343,659	259,153
Other trading securities	144,516	175,679	111,561
Loans held-for-sale, at lower of cost or market value	535,719	699,181	1,227,329

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	21,210	208,774	624,701
Other loans held-in-portfolio	31,174,832	31,099,865	27,835,290
Less — Unearned income	301,376	297,613	259,294
Allowance for loan losses	468,321	461,707	448,222

	30,426,345	30,549,319	27,752,475

Premises and equipment, net	600,792	596,571	563,542
Other real estate	82,352	79,008	64,775
Accrued income receivable	274,620	245,646	247,169
Other assets	1,388,662	1,325,800	1,079,606
Goodwill	655,743	653,984	519,915
Other intangible assets	107,675	110,208	46,823

	$48,591,703	$48,623,668	$45,167,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,453,965	$3,958,392	$4,257,121
Interest bearing	18,957,847	18,679,613	17,471,556

	23,411,812	22,638,005	21,728,677
Federal funds purchased and assets sold under agreements to repurchase	8,315,380	8,702,461	7,765,064
Other short-term borrowings	2,645,521	2,700,261	2,043,391
Notes payable	9,933,218	9,893,577	9,663,008
Subordinated notes	—	—	125,000
Other liabilities	798,102	1,240,002	777,596

	45,104,033	45,174,306	42,102,736

Commitments and contingencies (See Note 9)

Minority interest in consolidated subsidiaries	113	115	102

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 291,497,120 shares issued (December 31, 2005 — 289,407,190; March 31, 2005 — 280,200,216) and 278,072,323 shares outstanding (December 31, 2005 — 275,955,391; March 31, 2005 — 266,795,924)	1,748,983	1,736,443	1,681,201
Surplus	486,863	452,398	283,419
Retained earnings	1,526,634	1,456,612	1,246,999
Accumulated other comprehensive loss, net of tax of ($82,657) (December 31, 2005 — ($58,292); March 31, 2005 — ($37,665))	(255,265)	(176,000)	(127,644)
Treasury stock — at cost, 13,424,797 shares (December 31, 2005 — 13,451,799; March 31, 2005 — 13,404,292)	(206,533)	(207,081)	(205,850)

	3,487,557	3,449,247	3,065,000

	$48,591,703	$48,623,668	$45,167,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2006	2005

INTEREST INCOME:
Loans	$591,835	$505,321
Money market investments	7,982	7,534
Investment securities	133,533	114,367
Trading account securities	8,860	6,058

	742,210	633,280

INTEREST EXPENSE:
Deposits	124,411	97,056
Short-term borrowings	124,803	65,803
Long-term debt	133,232	113,135

	382,446	275,994

Net interest income	359,764	357,286
Provision for loan losses	48,947	44,336

Net interest income after provision for loan losses	310,817	312,950
Service charges on deposit accounts	47,469	43,692
Other service fees (See Note 10)	80,346	79,015
Net gain on sale and valuation adjustment of investment securities	12,340	51,250
Trading account profit	11,475	3,763
Gain on sale of loans	47,261	9,816
Other operating income	29,942	18,053

	539,650	518,539

OPERATING EXPENSES:
Personnel costs:
Salaries	135,532	115,542
Pension, profit sharing and other benefits	42,520	40,374

	178,052	155,916
Net occupancy expenses	28,638	24,814
Equipment expenses	33,197	28,614
Other taxes	10,241	9,255
Professional fees	37,078	27,583
Communications	17,300	15,677
Business promotion	32,823	20,253
Printing and supplies	4,632	4,537
Other operating expenses	28,831	27,943
Impact of change in fiscal period of certain subsidiaries	9,741	—
Amortization of intangibles	2,721	2,242

	383,254	316,834

Income before income tax and cumulative effect of accounting change	156,396	201,705
Income tax	37,893	42,433

Income before cumulative effect of accounting change	118,503	159,272
Cumulative effect of accounting change, net of tax	—	3,607

NET INCOME	$118,503	$162,879

NET INCOME APPLICABLE TO COMMON STOCK	$115,525	$159,901

BASIC EARNINGS PER COMMON SHARE (EPS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.42	$0.59

DILUTED EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.42	$0.58

BASIC AND DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.42	$0.60

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2006	2005

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,736,443	1,680,096
Common stock issued under the Dividend Reinvestment Plan	1,184	1,079
Issuance of common stock	11,312	—
Stock options exercised	44	26

Balance at end of period	1,748,983	1,681,201

Surplus:
Balance at beginning of year	452,398	278,840
Common stock issued under the Dividend Reinvestment Plan	2,789	3,775
Issuance of common stock	28,281	—
Issuance cost of common stock	1,527	—
Stock options expense on unexercised options	768	724
Stock options exercised	100	80
Transfer from retained earnings	1,000	—

Balance at end of period	486,863	283,419

Retained earnings:
Balance at beginning of year	1,456,612	1,129,793
Net income	118,503	162,879
Cash dividends declared on common stock	(44,503)	(42,695)
Cash dividends declared on preferred stock	(2,978)	(2,978)
Transfer to surplus	(1,000)	—

Balance at end of period	1,526,634	1,246,999

Accumulated other comprehensive loss:
Balance at beginning of year	(176,000)	35,454
Other comprehensive loss, net of tax	(79,265)	(163,098)

Balance at end of period	(255,265)	(127,644)

Treasury stock — at cost:
Balance at beginning of year	(207,081)	(206,437)
Reissuance of common stock	548	587

Balance at end of period	(206,533)	(205,850)

Total stockholders’ equity	$3,487,557	$3,065,000

Disclosure of changes in number of shares:

	March 31,	December 31,	March 31,
	2006	2005	2005

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	289,407,190	280,016,007	280,016,007
Issued under the Dividend Reinvestment Plan	197,196	728,705	179,867
Issuance of common stock	1,885,380	8,614,620	—
Stock options exercised	7,354	47,858	4,342

Balance at end of period	291,497,120	289,407,190	280,200,216

Treasury stock	(13,424,797)	(13,451,799)	(13,404,292)

Common Stock — Outstanding	278,072,323	275,955,391	266,795,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2006	2005

Net income	$118,503	$162,879

Other comprehensive loss, before tax:
Foreign currency translation adjustment	(686)	(246)
Unrealized holding losses on securities available-for-sale arising during the period	(91,965)	(159,719)
Reclassification adjustment for gains included in net income	(12,340)	(50,727)
Net gain on cash flow hedges	1,200	2,538
Reclassification adjustment for losses included in net income	161	611

	(103,630)	(207,543)
Income tax benefit	24,365	44,445

Total other comprehensive loss, net of tax	(79,265)	(163,098)

Comprehensive income (loss)	$39,238	($219)

Disclosure of accumulated other comprehensive loss:

	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Foreign currency translation adjustment	($37,001)	($36,315)	($35,776)

Minimum pension liability adjustment	(2,354)	(2,354)	—
Tax effect	918	918	—

Net of tax amount	(1,436)	(1,436)	—

Unrealized losses on securities available-for-sale	(299,995)	(195,690)	(131,941)
Tax effect	82,162	57,297	38,373

Net of tax amount	(217,833)	(138,393)	(93,568)

Unrealized gains (losses) on cash flows hedges	1,185	(176)	2,042
Tax effect	(423)	77	(708)

Net of tax amount	762	(99)	1,334

Cumulative effect of accounting change, net of tax	243	243	366

Accumulated other comprehensive loss, net of tax	($255,265)	($176,000)	($127,644)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended March 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$118,503	$162,879
Less: Cumulative effect of accounting change, net of tax	—	3,607
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	(6,129)	—

Net income before cumulative effect of accounting change and change in fiscal period	124,632	159,272

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of premises and equipment	21,437	20,010
Provision for loan losses	48,947	44,336
Amortization of intangibles	2,721	2,242
Amortization of servicing assets	13,501	3,421
Net gain on sale and valuation adjustment of investment securities	(12,340)	(51,250)
Net gain on disposition of premises and equipment	(1,512)	(1,663)
Net gain on sale of loans	(47,261)	(9,816)
Net amortization of premiums and accretion of discounts on investments	7,012	10,597
Net amortization of premiums and deferred loan origination fees and costs	31,887	28,728
Earnings from investments under the equity method	(4,261)	(1,969)
Stock options expense	800	746
Net disbursements on loans held-for-sale	(2,046,227)	(800,476)
Acquisitions of loans held-for-sale	(166,540)	(563,223)
Proceeds from sale of loans held-for-sale	2,166,951	913,688
Net decrease in trading securities	677,764	19,097
Net increase in accrued income receivable	(30,589)	(32,331)
Net decrease in other assets	19,470	46,405
Net increase in interest payable	23,849	20,084
Net increase in deferred income tax	(1,751)	(4,478)
Net increase in postretirement benefit obligation	1,585	1,414
Net increase (decrease) in other liabilities	3,286	(44,652)

Total adjustments	708,729	(399,090)

Net cash provided by (used in) operating activities	833,361	(239,818)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(240,350)	186,209
Purchases of investment securities:
Available-for-sale	(175,975)	(674,022)
Held-to-maturity	(7,747,198)	(7,671,759)
Other	(10,580)	(28,204)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	247,055	586,877
Held-to-maturity	7,556,192	7,851,301
Other	25,074	21,863
Proceeds from sale of investment securities available-for-sale	43,894	99,944
Net repayments on loans	193,009	842,978
Proceeds from sale of loans	73,038	80,246
Acquisition of loan portfolios	(141,658)	(660,023)
Assets acquired, net of cash	(218)	(173,666)
Acquisition of premises and equipment	(38,799)	(38,770)
Proceeds from sale of premises and equipment	14,452	10,505

Net cash (used in) provided investing activities	(202,064)	433,479

Cash flows from financing activities:
Net increase in deposits	769,477	465,576
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(500,232)	1,290,492
Net decrease in other short-term borrowings	(161,597)	(1,108,510)
Payments of notes payable	(900,117)	(844,936)
Proceeds from issuance of notes payable	106,252	142,009
Dividends paid	(45,768)	(45,636)
Proceeds from issuance of common stock	42,983	4,938

Net cash used in financing activities	(689,002)	(96,067)

Cash effect of change in fiscal period of certain subsidiaries and change in accounting principle	11,914	(1,572)

Net (decrease) increase in cash and due from banks	(45,791)	96,022
Cash and due from banks at beginning of period	906,397	716,459

Cash and due from banks at end of period	$860,606	$812,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of operations and basis of presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance services through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America (“BPNA”) in California, Texas, Illinois, New York, New Jersey and Florida. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings, Inc. (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its subsidiary E-LOAN, Inc. (“E-LOAN”), provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has presence in 11 Latin American countries. Note 17 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period unaudited consolidated financial statements to conform to the 2006 presentation.
In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”). As previously described in the Corporation’s 2005 Annual Report on Form 10-K (the “2005 Annual Report”) for the year ended December 31, 2005, in that year, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. In 2005, the impact of this change in net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the first quarter, and corresponded to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005. In the first quarter of 2006, the Corporation completed the second phase of the two-year plan, as such the financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) were included in a separate line within operating expenses in the consolidated statement of operations for the quarter ended March 31, 2006. The financial impact amounted to a loss of $9.7 million (before tax). After tax, this change resulted in a net loss of $6.1 million, which is included in the quarterly results for the period ended March 31, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation have aligned their year-end closings to December 31st, similar to the parent holding company. There were no unadjusted significant intervening events resulting from the difference in fiscal periods, which management believed could have materially affected the financial position or results of operations of the Corporation for the periods presented.
The statement of condition data as of December 31, 2005 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of March 31, 2006, December 31, 2005 and March 31, 2005 pursuant to the rules and regulations of the

Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2005, included in the Corporation’s 2005 Annual Report.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At March 31, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income (December 31, 2005 — $36 million; March 31, 2005 — $36 million).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of March 31, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 86% at quarter-end, the Corporation continued to apply the remeasurement accounting as of March 31, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the first quarter of 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $33.50 at March 31, 2006. During the quarter ended March 31, 2006, approximately $197 thousand in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive (loss) income. Net remeasurement gains totaled $864 thousand for the quarter ended March 31, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.
Subsequent events
In April 2006, the Corporation issued $450 million in medium-term notes maturing in 2009. Of the total amount issued, $250 million bear interest at a fixed rate of 5.65% and $200 million bear interest at floating rates tied to the 3-month LIBOR plus a spread of 40 basis points, which reset quarterly. The Corporation simultaneously entered into an interest swap contract to convert the floating rate notes to fixed rate notes. The cash inflows were used to substitute short-term borrowings and finance operations. Under the swap arrangement, the Corporation pays a fixed rate equal to 5.58%.
On April 28, 2006, Popular, Inc. and Grupo Cuscatlán, through Corporación UBC International, S.A. (“UBCI”), announced that the agreement subscribed on April 24, 2005 for the acquisition by Popular, Inc. of a 19.99% equity participation in UBCI, Grupo Cuscatlán’s holding company, will not be completed. Due to the time lapsed and changes in economic conditions, both parties could not reach a final consensus before the deadline set in the original agreement.
On May 1, 2006, as a result of a lack of current budgetary funds and lack of legislative authorization for the Government of Puerto Rico to obtain a loan, the Government closed a number of government agencies for the remainder of its current fiscal year, which ends on June 30, 2006. Approximately 95,000 public sector employees have been placed on unpaid leave until the budgetary crisis is resolved. Furthermore, on May 8, 2006, a nationally recognized rating agency downgraded the Government of Puerto Rico’s debt obligations. Refer to Item 1A. Risk Factors included in Part II - Other Information on this Form 10-Q for further information on these events.

Note 2 — Recent Accounting Developments
SFAS No. 123-R “Share-Based Payments”
In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect anticipated forfeitures and the expected outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. Also, SFAS 123-R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. The Corporation prospectively applied SFAS No. 123-R to its financial statements as of January 1, 2006. The impact of this adoption was not significant for the results of the quarter. Refer to Note 11 to these consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
SFAS No. 153 “Exchanges of Nonmonetary Assets”
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; or b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows for the quarter ended March 31, 2006.
SFAS No. 154 “Accounting Changes and Error Corrections”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The adoption of SFAS No. 154 did not have a significant impact on the statement of condition or results of operations for the quarter ended March 31, 2006.

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:
- Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
- Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;
- Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
- Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;
- Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this SFAS 155 may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. An entity should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated. The Corporation elected to adopt SFAS No. 155 commencing in January 2007.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations:
a. A transfer of the servicer’s financial assets that meets the requirements for sale accounting
b. A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”
c. An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
a. Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.
b. Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
The Corporation elected to adopt SFAS No. 156 commencing in January 2007. The Corporation is currently evaluating the impact that this accounting pronouncement may have in its financial condition and results of operations, subject to the measurement methods, class definitions and other determinations that need to be made upon adoption.
Note 3 — Restrictions on cash and due from banks and highly liquid securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $607 million at March 31, 2006 (December 31, 2005 — $584 million; March 31, 2005 — $555 million). Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at March 31, 2006, the Corporation had securities with a market value of $446 thousand (December 31, 2005 — $549 thousand; March 31, 2005 — $699 thousand) segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at March 31, 2006, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets (December 31, 2005 — $600 thousand; March 31, 2005 — $600 thousand).
As part of a line of credit facility with a financial institution, at March 31, 2006, the Corporation maintained restricted cash of $1.9 million as collateral for the line of credit (December 31, 2005 — $2.4 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.

Note 4 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Investment securities available-for-sale	$2,648,586	$2,566,668	$2,969,823
Investment securities held-to-maturity	810	953	1,258
Loans	11,368,056	11,835,842	10,464,104

	$14,017,452	$14,403,463	$13,435,185

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of March 31, 2006, December 31, 2005 and March 31, 2005 were as follows:

	AS OF MARCH 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$526,258	—	$39,042	$487,216
Obligations of U.S. Government sponsored entities	7,814,649	—	222,747	7,591,902
Obligations of Puerto Rico, States and political subdivisions	108,047	$499	1,892	106,654
Collateralized mortgage obligations	1,868,088	6,944	19,374	1,855,658
Mortgage-backed securities	1,350,993	4,510	36,249	1,319,254
Equity securities	59,511	7,030	199	66,342
Others	82,874	1,109	341	83,642

	$11,810,420	$20,092	$319,844	$11,510,668

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$528,378	$14	$24,067	$504,325
Obligations of U.S. Government sponsored entities	7,867,613	540	157,477	7,710,676
Obligations of Puerto Rico, States and political subdivisions	107,864	631	1,841	106,654
Collateralized mortgage obligations	1,854,843	8,209	14,289	1,848,763
Mortgage-backed securities	1,396,246	6,251	28,755	1,373,742
Equity securities	68,521	15,120	1,107	82,534
Others	88,568	1,324	—	89,892

	$11,912,033	$32,089	$227,536	$11,716,586

	AS OF MARCH 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$555,338	—	$31,359	$523,979
Obligations of U.S. Government sponsored entities	7,098,780	$3,938	121,827	6,980,891
Obligations of Puerto Rico, States and political subdivisions	172,781	4,419	1,367	175,833
Collateralized mortgage obligations	1,676,786	8,018	11,158	1,673,646
Mortgage-backed securities	1,746,559	15,828	21,131	1,741,256
Equity securities	20,460	20,304	306	40,458
Others	132,751	3,368	302	135,817

	$11,403,455	$55,875	$187,450	$11,271,880

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, December 31, 2005 and March 31, 2005:

	AS OF MARCH 31, 2006
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$29,259	$323	$28,936
Obligations of U.S. Government sponsored entities	4,249,522	118,785	4,130,737
Obligations of Puerto Rico, States and political subdivisions	15,572	77	15,495
Collateralized mortgage obligations	651,405	7,333	644,072
Mortgage-backed securities	266,027	4,734	261,293
Equity securities	35	1	34
Others	14,104	341	13,763

	$5,225,924	$131,594	$5,094,330

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$496,999	$38,719	$458,280
Obligations of U.S. Government sponsored entities	3,565,127	103,962	3,461,165
Obligations of Puerto Rico, States and political subdivisions	66,501	1,815	64,686
Collateralized mortgage obligations	367,529	12,041	355,488
Mortgage-backed securities	887,313	31,515	855,798
Equity securities	300	198	102

	$5,383,769	$188,250	$5,195,519

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$526,258	$39,042	$487,216
Obligations of U.S. Government sponsored entities	7,814,649	222,747	7,591,902
Obligations of Puerto Rico, States and political subdivisions	82,073	1,892	80,181
Collateralized mortgage obligations	1,018,934	19,374	999,560
Mortgage-backed securities	1,153,340	36,249	1,117,091
Equity securities	335	199	136
Others	14,104	341	13,763

	$10,609,693	$319,844	$10,289,849

	AS OF DECEMBER 31, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$9,854	$136	$9,718
Obligations of U.S. Government sponsored entities	4,401,412	69,250	4,332,162
Obligations of Puerto Rico, States and political subdivisions	18,070	33	18,037
Collateralized mortgage obligations	672,546	6,394	666,152
Mortgage-backed securities	486,266	9,406	476,860
Equity securities	22,168	915	21,253

	$5,610,316	$86,134	$5,524,182

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$499,148	$23,931	$475,217
Obligations of U.S. Government sponsored entities	3,379,970	88,227	3,291,743
Obligations of Puerto Rico, States and political subdivisions	54,680	1,808	52,872
Collateralized mortgage obligations	238,254	7,895	230,359
Mortgage-backed securities	672,428	19,349	653,079
Equity securities	3,837	192	3,645

	$4,848,317	$141,402	$4,706,915

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$509,002	$24,067	$484,935
Obligations of U.S. Government sponsored entities	7,781,382	157,477	7,623,905
Obligations of Puerto Rico, States and political subdivisions	72,750	1,841	70,909
Collateralized mortgage obligations	910,800	14,289	896,511
Mortgage-backed securities	1,158,694	28,755	1,129,939
Equity securities	26,005	1,107	24,898

	$10,458,633	$227,536	$10,231,097

	AS OF MARCH 31, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$64,719	$565	$64,154
Obligations of U.S. Government sponsored entities	5,407,359	90,117	5,317,242
Obligations of Puerto Rico, States and political subdivisions	64,282	103	64,179
Collateralized mortgage obligations	482,045	4,721	477,324
Mortgage-backed securities	860,946	16,112	844,834
Equity securities	8,308	306	8,002
Others	6,548	302	6,246

	$6,894,207	$112,226	$6,781,981

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$490,619	$30,794	$459,825
Obligations of U.S. Government sponsored entities	1,035,381	31,710	1,003,671
Obligations of Puerto Rico, States and political subdivisions	45,226	1,264	43,962
Collateralized mortgage obligations	241,054	6,437	234,617
Mortgage-backed securities	261,857	5,019	256,838

	$2,074,137	$75,224	$1,998,913

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$555,338	$31,359	$523,979
Obligations of U.S. Government sponsored entities	6,442,740	121,827	6,320,913
Obligations of Puerto Rico, States and political subdivisions	109,508	1,367	108,141
Collateralized mortgage obligations	723,099	11,158	711,941
Mortgage-backed securities	1,122,803	21,131	1,101,672
Equity securities	8,308	306	8,002
Others	6,548	302	6,246

	$8,968,344	$187,450	$8,780,894

The unrealized loss positions of available-for-sale securities at March 31, 2006 are primarily associated with U.S. government sponsored entities and Treasury obligations, and to a lesser extent, U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in the available-for-sale portfolio at March 31, 2006 are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the quarter ended March 31, 2006, the Corporation recognized through earnings approximately $1.9 million in losses in the available-for-sale portfolio that management considered to be other than temporarily impaired. These realized losses were associated with interest only strips.
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

	March 31, 2006		December 31, 2005		March 31, 2005
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,715,490	$1,691,774	$1,790,840	$1,776,604	$1,832,411	$1,830,563
FHLB	7,652,208	7,435,051	7,480,188	7,327,736	6,855,704	6,741,377
Freddie Mac	1,291,314	1,271,426	1,244,044	1,228,566	1,217,131	1,206,597

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of March 31, 2006, December 31, 2005 and March 31, 2005 were as follows:

	AS OF MARCH 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$238,520	$57	$2	$238,575
Obligations of Puerto Rico, States and political subdivisions	73,045	925	216	73,754
Collateralized mortgage obligations	456	—	25	431
Others	32,364	108	15	32,457

	$344,385	$1,090	$258	$345,217

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government sponsored entities	$42,011	—	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	78,248	$2,845	134	80,959
Collateralized mortgage obligations	497	—	27	470
Others	32,348	315	10	32,653

	$153,104	$3,160	$196	$156,068

	AS OF MARCH 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$52,725	—	$32	$52,693
Obligations of Puerto Rico, States and political subdivisions	77,253	$2,231	235	79,249
Collateralized mortgage obligations	575	—	52	523
Others	48,520	851	6	49,365

	$179,073	$3,082	$325	$181,830

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, December 31, 2005 and March 31, 2005:

	AS OF MARCH 31, 2006
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$13,577	$2	$13,575
Obligations of Puerto Rico, States and political subdivisions	11,255	102	11,153
Others	1,250	15	1,235

	$26,082	$119	$25,963

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,389	$114	$22,275
Collateralized mortgage obligations	456	25	431
Others	250	—	250

	$23,095	$139	$22,956

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$13,577	$2	$13,575
Obligations of Puerto Rico, States and political subdivisions	33,644	216	33,428
Collateralized mortgage obligations	456	25	431
Others	1,500	15	1,485

	$49,177	$258	$48,919

	AS OF DECEMBER 31, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	3,605	20	3,585
Others	1,000	10	990

	$46,616	$55	$46,561

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,533	$114	$22,419
Collateralized mortgage obligations	497	27	470
Others	250	—	250

	$23,280	$141	$23,139

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	26,138	134	26,004
Collateralized mortgage obligations	497	27	470
Others	1,250	10	1,240

	$69,896	$196	$69,700

	AS OF MARCH 31, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$47,732	$32	$47,700
Obligations of Puerto Rico, States and political subdivisions	24,325	227	24,098
Collateralized mortgage obligations	575	52	523
Others	750	6	744

	$73,382	$317	$73,065

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$958	$8	$950
Others	250	—	250

	$1,208	$8	$1,200

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$47,732	$32	$47,700
Obligations of Puerto Rico, States and political subdivisions	25,283	235	25,048
Collateralized mortgage obligations	575	52	523
Others	1,000	6	994

	$74,590	$325	$74,265

Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2006 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.

Note 7 — Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2005 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities in the first quarter of 2006:
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of March 31, 2006 and December 31, 2005 were as follows:

Quarter ended March 31, 2006
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$75,000	$422	—	$257	—

Liability Hedges
Interest rate swaps	$190,000	$1,200	—	$780	—

Year ended December 31, 2005
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$95,500	$20	$420	($244)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with terms over one month. These securities are hedging a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at March 31, 2006 have a maximum remaining maturity of 122 days.
During the first quarter of 2006, the Corporation entered into interest rate swap contracts to convert floating rate debt to fixed rate debt with the objective of minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swaps have a maximum remaining maturity of 1.7 years.
Fair Value Hedges
Derivative financial instruments designated as fair value hedges outstanding as of March 31, 2006 and December 31, 2005 were as follows:

Quarter ended March 31, 2006
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Ineffectiveness

Asset Hedges
Interest rate swaps	$75,000	—	—	—

Year ended December 31, 2005
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Ineffectiveness

Asset Hedges
Interest rate swaps	$534,623	$3,145	—	($388)

The interest rate swaps outstanding at March 31, 2006 were entered to hedge the change in fair value of loans acquired and originated prior to securitization. The net gains representing the hedge ineffectiveness are reported as part of interest income. There was no impact in earnings during the first quarter of 2006.
At December 31, 2005, the Corporation had outstanding interest rate swaps designated as fair value hedges to protect its exposure to the changes in fair value resulting from movements in the benchmark interest rate of fixed rate assets, particularly loans and investment securities. The net losses representing the hedge ineffectiveness is reported as part of other income. As of March 31, 2006, these interest rate swaps were terminated and a result, the Corporation recognized a net loss of $499 thousand during the quarter.
Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at March 31, 2006 and December 31, 2005 were as follows:

March 31, 2006
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$677,573	$2,263	$5
Futures contracts	3,000	3	—
Call options and put options	25,000	13	—
Interest rate swaps associated with:
- short-term borrowings	400,000	1,411	—
- auto loan portfolio held-for-investment	314,000	2,378	—
- auto loans approvals locked interest rates	26,877	24	—
- corporate clients swaps	336,230	6,601	6,601
Foreign currency and exchange rate commitments	1,548	26	26
Interest rate caps	1,445,418	9,769	—
Indexed options on deposits	205,488	31,939	—
Index options on S&P Notes	31,152	3,823	—
Embedded options	249,531	11,652	38,020
Mortgage rate lock commitments	272,429	—	1,094

Total	$3,988,246	$69,902	$45,746

December 31, 2005
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$486,457	$15	$1,691
Futures contracts	11,500	17	—
Call options and put options	47,500	114	—
Interest rate swaps associated with:
- brokered CDs	157,088	—	3,226
- short-term borrowings	400,000	—	—
- auto loan portfolio held-for-investment	209,222	851	—
- auto loans approvals locked interest rates	26,297	(13)	—
- investment securities	40,250	837	—
- corporate clients swaps	293,331	2,361	2,361
Foreign currency and exchange rate commitments	252	32	32
Interest rate caps	1,650,907	12,215	—
Indexed options on deposits	122,711	17,715	—
Index options on S&P Notes	31,152	3,626	—
Embedded options	170,121	10,593	24,398
Mortgage rate lock commitments	234,938	330	—

Total	$3,881,726	$48,693	$31,708

Interest Rates Swaps
At December 31, 2005, the Corporation had outstanding interest rate swaps that economically hedged the exposure of certain brokered certificates of deposit to changes in fair value due to movements in the benchmark interest rate. The terms of the interest rate swaps were identical to the terms of the callable CD’s. These interest rate swap agreements were terminated in the quarter ended March 31, 2006 and, as a result, the Corporation recognized a loss of $284 thousand upon cancellation.
Note 8 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the quarters ended March 31, 2006 and 2005, allocated by reportable segment, and in the case of Banco Popular de Puerto Rico, as an additional disclosure, by business area, were as follows (refer to Note 18 for the definition of the Corporation’s reportable segments):

		Purchase
	Balance at	accounting		Balance at
(In thousands)	January 1, 2006	adjustments	Other	March 31, 2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,110	—	—	4,110
Banco Popular North America	404,447	—	($210)	404,237
Popular Financial Holdings	152,623	$1,969	—	154,592
EVERTEC	43,131	—	—	43,131

Total Popular, Inc.	$653,984	$1,969	($210)	$655,743

			Purchase
	Balance at	Goodwill	accounting	Balance at
(In thousands)	January 1, 2005	acquired	adjustments	March 31, 2005

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	3,322	$513	—	3,835
Banco Popular North America	309,709	109,514	($1,443)	417,780
Popular Financial Holdings	9,514	—	—	9,514
EVERTEC	39,090	—	23	39,113

Total Popular, Inc.	$411,308	$110,027	($1,420)	$519,915

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.
The amount included in the “other” category for Banco Popular North America reportable segment is related to the sale of the remaining retail outlets of Popular Cash Express (“PCE”) operations to PLS Financial during the first quarter of 2006. The increase in goodwill during the first quarter of 2005 was mostly related to the Kislak acquisition.
No goodwill was written-down during the quarters ended March 31, 2006 and 2005.
At March 31, 2006 and December 31, 2005, other than goodwill, the Corporation had $58.9 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark. At March 31, 2005, the Corporation had $65 thousand of identifiable intangibles with an indefinite useful life related to a trademark. The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2006		December 31, 2005		March 31, 2005
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$76,956	$42,795	$76,956	$40,848	$95,898	$52,506

Other customer relationships	8,393	884	8,175	507	1,008	84

Other intangibles	9,320	2,234	9,320	1,807	3,443	1,001

Total	$94,669	$45,913	$94,451	$43,162	$100,349	$53,591

Other intangible assets subject to amortization decreased from March 31, 2005 partly due to certain core deposits intangibles that became fully amortized during 2005 and, as such, their gross amount and accumulated amortization were eliminated from the accounting records and the tabular disclosure presented above.
During the quarter ended March 31, 2006, the Corporation recognized $2.7 million in amortization expense related to other intangible assets with definite lives (March 31, 2005 — $2.2 million).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2006	$11,173
2007	9,079
2008	7,408
2009	6,547
2010	5,712
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 9 — Commitments and Contingencies
In the normal course of business, the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at March 31, 2006 were $23 million and $183 million, respectively (December 31, 2005 — $22 million and $177 million; March 31, 2005 — $26 million and $211 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which were not reflected in the accompanying financial statements.
At March 31, 2006, the Corporation recorded a liability of $688 thousand (December 31, 2005 — $548 thousand; March 31, 2005 — $356 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under standby letters of credit issued or modified after December 31, 2002. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others.

The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated to $4.1 billion at March 31, 2006 (December 31, 2005 and March 31, 2005 — $4.0 billion). In addition, at March 31, 2006, the Corporation fully and unconditionally guaranteed $824 million of capital securities (December 31, 2005 and March 31, 2005 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the first quarter of 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 10 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended March 31,
(In thousands)	2006	2005

Credit card fees and discounts	$22,573	$18,525
Debit card fees	14,919	13,022
Insurance fees	12,141	11,673
Processing fees	10,279	10,107
Other	20,434	25,688

Total	$80,346	$79,015

Note 11 — Stock Option and Other Incentive Plans
Since 2001, the Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at March 31, 2006 under the original terms of the Stock Option Plan. The aggregate number of shares of common stock which may be issued under the Incentive Plan is limited to 10,000,000 shares, subject to adjustments for stock splits, recapitalizations and similar events.
In 2002, the Corporation opted to use the fair value method of recording stock-based compensation as described in SFAS No. 123 “Accounting for Stock Based Compensation”. The Corporation adopted SFAS No. 123-R “Share-Based Payment” on January 1, 2006 using the modified prospective transition method. Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123-R. Accounting and reporting under SFAS No. 123-R is generally similar to the SFAS No. 123 approach since fair value accounting has been used by the Corporation to recognize the stock-based compensation expense since 2002.

Stock Option Plan
Employees and directors of the Corporation or any of its subsidiaries were eligible to participate in the Stock Option Plan. The Board of Directors or the Compensation Committee of the Board had the absolute discretion to determine the individuals that were eligible to participate in the Stock Option Plan. This plan provides for the issuance of Popular, Inc.’s common stock at a price equal to its fair market value at the grant date, subject to certain plan provisions. The shares are to be made available from authorized but unissued shares of common stock or treasury stock. The Corporation’s policy has been to use authorized but unissued shares of common stock to cover each grant. The maximum option term is ten years from the date of grant. Unless an option agreement provides otherwise, all options granted are 20% exercisable after the first year and an additional 20% is exercisable after each subsequent year, subject to an acceleration clause at termination of employment due to retirement.
Upon the adoption of SFAS No. 123-R during the first quarter of 2006, the compensation cost related to the Stock Option Plan is being recognized in full for those employees that, as of quarter-end, had attained their minimum required eligible age for retirement, since the vesting is accelerated at retirement. The adoption of SFAS No. 123-R resulted in an additional expense for the quarter ended March 31, 2006 of $93 thousand related to the Stock Option Plan.
The following table presents information on stock options at March 31, 2006:

(Not in thousands)
		Weighted Average	Weighted Average	Options	Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	(fully vested)	Options Exercisable

$14.39 - $18.50	1,575,639	$15.81	6.48 years	1,189,116	$15.69
$19.25 - $27.20	1,640,710	$25.29	8.26 years	775,420	$25.02

$14.39 - $27.20	3,216,349	$20.64	7.39 years	1,964,536	$19.37

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2005	2,584,620	$18.76
Granted	707,342	27.20
Exercised	(47,858)	16.14
Forfeited	(20,401)	22.18

Outstanding at December 31, 2005	3,223,703	$20.63
Granted	—	—
Exercised	(7,354)	15.26
Forfeited	—	—

Outstanding at March 31, 2006	3,216,349	$20.64

The stock options exercisable at March 31, 2006 totaled 1,964,536 (March 31, 2005 — 1,066,126).

The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2005 were:

2005

Expected dividend yield	2.56%
Expected life of options	10 years
Expected volatility	17.54%
Risk-free interest rate	4.16%
Weighted average fair value of options granted (per option)	$5.95

There were no new grants issued by the Corporation under the Stock Option Plan during the quarter ended March 31, 2006.
The cash received from the stock options exercised during the quarter ended March 31, 2006 amounted to $112 thousand.
The Corporation recognized $0.8 million in stock option expense for the quarter ended March 31, 2006, with a tax benefit of $0.3 million (March 31, 2005 — $0.7 million, with a tax benefit of $0.3 million). The total unamortized compensation cost at March 31, 2006 related to non-vested stock option awards was $6.3 million, and is expected to be recognized over a 1.9 weighted-average period (in years).
Incentive Plan
The Incentive Plan permits the granting of incentive awards in the form of an Annual Incentive Award, a Long-term Performance Unit Award, an Option, a Stock Appreciation Right, Restricted Stock, Restricted Unit or Performance Share. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation and/or any of its subsidiaries are eligible to participate in the Incentive Plan. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. The Corporation’s policy with respect to the shares of restricted stock has been to purchase such shares in the open market to cover each grant.
The compensation cost associated with the shares of restricted stock is estimated based on a two-prong vesting schedule, unless otherwise stated in an agreement. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service.
No additional compensation cost related to the Incentive Plan was recognized by the Corporation during the quarter ended March 31, 2006 as a result of the adoption of SFAS No. 123-R.
The following table summarizes the restricted stock activity and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Outstanding at January 1, 2005	—	—
Granted	172,622	$27.65
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	172,622	$27.65
Granted	444,036	20.65
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2006	616,658	$22.53

During the quarter ended March 31, 2006, the Corporation granted 444,036 (March 31, 2005 — 172,622) shares of restricted stock under the Incentive Plan for corporate executive officers. Also, during 2006, the Compensation Committee approved incentive awards under the Incentive Plan based on the 2006 performance, payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2007 subject to the attainment of the established performance goals for 2006.
During the quarter ended March 31, 2006, the Corporation recognized $1.3 million (March 31, 2005 — $0.7 million) of restricted stock expense related to the executive officers’ incentive awards, with an income tax benefit of $0.5 million (March 31, 2005 — $0.3 million). The total unamortized compensation cost related to non-vested restricted stock awards was $18.4 million and is expected to be recognized over a 2.9 weighted-average period (in years).
During the quarter ended March 31, 2006, the Corporation granted 1,276 (March 31, 2005 — 1,185) shares of restricted stock under the Incentive Plan to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $150 thousand (March 31, 2005 — $166 thousand) of restricted stock expense related to these restricted stock grants.
Note 12 — Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters ended March 31, 2006 and 2005 were as follows:

	Pension Plans		Benefit Restoration Plans
	Quarters ended		Quarters ended
	March 31,		March 31,
(In thousands)	2006	2005	2006	2005

Service cost	$3,135	$3,891	$262	$240
Interest cost	7,641	7,438	400	313
Expected return on plan assets	(9,978)	(9,900)	(264)	(203)
Amortization of asset obligation	—	(215)	—	—
Amortization of prior service cost	44	100	(13)	(27)
Amortization of net loss	488	17	276	147

Total net periodic cost	$1,330	$1,331	$661	$470

During the quarter ended March 31, 2006, no contributions were made to the pension and restoration plans.
In October 2005, the Board of Directors of BPPR adopted an amendment to the Puerto Rico Retirement and Tax Qualified Retirement Restoration Plans to freeze benefits for all employees under age 30 or who had less than 10 years of credited service effective January 1, 2006 and providing 100% vesting to all employees in their accrued benefit as of December 31, 2005. The expense for these plans was remeasured as of September 30, 2005 to consider this change using a discount rate of 5.50%. Curtailment costs were considered for these plans and are included as part of the December 31, 2005 disclosures. In connection with the amendments to the plans, these employees received a base salary increase according to their age and years of service, effective January 1, 2006.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2006 and 2005 were as follows:

	Quarters ended
	March 31,
(In thousands)	2006	2005

Service cost	$712	$674
Interest cost	1,927	2,067
Amortization of prior service cost	(262)	(262)
Amortization of net loss	240	423

Total net periodic cost	$2,617	$2,902

As of March 31, 2006, contributions made to the postretirement benefit plan approximated $1.6 million.

Note 13 — Trust Preferred Securities
At March 31, 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46-R.
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

Note 14 — Stockholders’ Equity
During the fourth quarter of 2005, existing shareholders of record of the Corporation’s common stock at November 7, 2005 fully subscribed to an offering of 10,500,000 newly issued shares of Popular, Inc.’s common stock at a price of $21.00 per share under a subscription rights offering. This represented approximately $216 million in additional capital, of which approximately $175 million impacted stockholders’ equity at December 31, 2005 and the remainder impacted the Corporation’s financial condition in the first quarter of 2006 when 1,885,380 shares of common stock were issued. As of December 31, 2005, this subscription rights offering contributed with 8,614,620 in newly issued shares of common stock.
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $317 million at March 31, 2006 (December 31, 2005 — $316 million; March 31, 2005 — $285 million). During the quarter ended March 31, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the quarter ended March 31, 2005.

Note 15 — Earnings per Common Share
The computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended
	March 31,
(In thousands, except share information)	2006	2005

Net income	$118,503	$162,879
Less: Preferred stock dividends	2,978	2,978

Net income applicable to common stock after cumulative effect of accounting change	$115,525	$159,901

Net income applicable to common stock before cumulative effect of accounting change	$115,525	$156,294

Average common shares outstanding	278,085,861	266,842,444
Average potential common shares	329,676	586,535

Average common shares outstanding – assuming dilution	278,415,537	267,428,979

Basic earnings per common share before cumulative effect of accounting change	$0.42	$0.59

Diluted earnings per common share before cumulative effect of accounting change	$0.42	$0.58

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.42	$0.60

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2006, there were 637,128 weighted average antidilutive stock options outstanding (March 31, 2005 – 1,023,235). All shares of restricted stock are treated as outstanding for purposes of this computation.
Note 16 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
As previously mentioned in Note 1, the Corporation commenced in 2005 a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period. The impact of this change corresponds to the financial results for the month of December 2004 of those non-banking subsidiaries which implemented the change in the first reporting period of 2005 and the month of December 2005 for those which implemented the change in the first reporting period of 2006.
The following table reflects the effect in the Consolidated Statements of Cash Flows of the change in reporting period mentioned above.

	Quarter ended
	March 31,
(In thousands)	2006	2005

Net cash used in operating activities	($80,906)	($26,648)
Net cash (used in) provided by investing activities	(104,732)	19,503
Net cash provided by financing activities	197,552	5,573

Net increase (decrease) in cash and due from banks	$11,914	($1,572)

Loans receivable transferred to other real estate and other property for the quarter ended March 31, 2006, amounted to $47 million and $7 million, respectively (March 31, 2005 — $29 million and $7 million, respectively).
During the first quarter of 2006, $464 million in non-conforming loans classified as held-in-portfolio was pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statement of cash flows.
Note 17 — Segment Reporting
The Corporation’s corporate structure consists of four reportable segments, which represent the Corporation’s four principal businesses – Banco Popular de Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Also, a corporate group has been defined to support the reportable segments.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily towards products and services, as well as on the markets the segments serve. Other factors, such as the credit risk characteristics of the loan products, distribution channels and clientele, were also considered in the determination of reportable segments.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes approximately 84% of the Corporation’s net income for the quarter ended March 31, 2006 and 55% of its total assets as of that date, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
Banco Popular North America:
This reportable segment includes principally the activities of BPNA, including its subsidiaries Popular Leasing, U.S.A. and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in six states. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The BPNA segment also included in the quarter ended March 31, 2005, the financial results of PCE, a fee driven business that served the unbanked, retail customer. As stated in the 2005 Annual Report, PCE sold most of its branch operations during the fourth quarter of 2005. The remaining four retail outlets that existed as of year-end 2005, were sold during the first quarter of 2006.
Popular Financial Holdings:
This reportable segment corresponds to the Corporation’s consumer lending subsidiaries in the United States, principally Popular Financial Holdings, Inc. and its wholly-owned subsidiaries Equity One, Inc., E-LOAN,

Popular Financial Management, LLC, Popular Mortgage Servicing, Inc. and Popular Housing Services, Inc. These subsidiaries are primarily engaged in the business of originating mortgage and personal loans, acquiring retail installment contracts and providing warehouse lines to small and medium-sized mortgage companies. This segment also maintains a wholesale broker network as well as a loan servicing unit.
EVERTEC:
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
Corporate:
The Corporate group consists primarily of the Holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations are included as part of the processing segment. The holding companies obtain funding in the capital markets to finance the Corporation’s growth, including acquisitions. The Corporate group also includes the expenses of the four administrative corporate areas that are identified as critical for the organization: Finance, Risk Management, Legal and People, Communications and Planning. These corporate administrative areas have the responsibility of establishing policy, setting up controls and coordinating the activities of their corresponding groups in each of the business circles.
The Corporation may periodically reclassify business segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.
The accounting policies of the individual operating segments are the same as those of the Corporation described in Note 1. Transactions between operating segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
2006
For the quarter ended March 31, 2006

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$226,303	$93,759	$49,420	($427)	—	$369,055
Provision for loan losses	23,789	9,345	15,813	—	—	48,947
Other income	115,085	25,473	48,644	54,888	($33,930)	210,160
Amortization of intangibles	633	1,515	468	105	—	2,721
Depreciation expense	11,030	3,384	2,374	4,106	(19)	20,875
Other operating expenses	169,225	68,745	85,802	42,457	(33,944)	332,285
Impact of change in fiscal period	(2,072)	—	6,181	—	—	4,109
Income tax	38,653	13,687	(4,719)	2,718	13	50,352

Net income (loss)	$100,130	$22,556	($7,855)	$5,075	$20	$119,926

Segment Assets	$26,847,081	$12,177,398	$9,175,706	$201,204	($175,128)	$48,226,261

For the quarter ended March 31, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$369,055	($9,591)	$300	$359,764
Provision for loan losses	48,947	—	—	48,947
Other income	210,160	18,989	(316)	228,833
Amortization of intangibles	2,721	—	—	2,721
Depreciation expense	20,875	564	—	21,439
Other operating expenses	332,285	17,225	(157)	349,353
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	50,352	(11,592)	(867)	37,893

Net income (loss)	$119,926	($294)	($1,129)	$118,503

Segment Assets	$48,226,261	$6,432,286	($6,066,844)	$48,591,703

2005
For the quarter ended March 31, 2005

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$217,960	$89,425	$58,054	($182)		$365,257
Provision for loan losses	25,464	7,243	11,629			44,336
Other income	94,205	28,796	10,622	54,693	($33,958)	154,358
Amortization of intangibles	623	1,601		18		2,242
Depreciation expense	10,502	3,911	1,047	4,191	(19)	19,632
Other operating expenses	163,438	72,581	39,222	40,947	(33,539)	282,649
Income tax	24,046	12,808	6,285	2,768	10	45,917

Net income before cumulative effect of accounting change	88,092	20,077	10,493	6,587	(410)	124,839
Cumulative effect of accounting change	3,221	(209)		152	(247)	2,917

Net income after cumulative effect of accounting change	$91,313	$19,868	$10,493	$6,739	($657)	$127,756

Segment Assets	$24,815,709	$11,349,492	$8,730,848	$241,278	($289,398)	$44,847,929

For the quarter ended March 31, 2005

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$365,257	($8,315)	$344	$357,286
Provision for loan losses	44,336			44,336
Other income	154,358	51,250	(19)	205,589
Amortization of intangibles	2,242			2,242
Depreciation expense	19,632	378		20,010
Other operating expenses	282,649	11,953	(20)	294,582
Income tax	45,917	(3,447)	(37)	42,433

Net income before cumulative effect of accounting change	124,839	34,051	382	159,272
Cumulative effect of accounting change	2,917	690		3,607

Net income after cumulative effect of accounting change	$127,756	$34,741	$382	$162,879

Segment Assets	$44,847,929	$5,650,332	($5,330,423)	$45,167,838

During the quarter ended March 31, 2006, the holding companies realized net gains on sale of marketable equity securities (before tax) of approximately $13.5 million, compared with net gains (before tax) of approximately $50.5 million in the first quarter of 2005. These net gains are included in “other income” within the “Corporate” circle.
Additional disclosures with respect to Banco Popular de Puerto Rico reportable segment are as follows:
2006
For the quarter ended March 31, 2006

	Commercial	Consumer and	Other Financial		Total Banco Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$81,143	$142,956	$2,723	($519)	$226,303
Provision for loan losses	5,655	18,134	—	—	23,789
Other income	37,783	56,843	21,980	(1,521)	115,085
Amortization of intangibles	221	335	77	—	633
Depreciation expense	3,950	6,805	275	—	11,030
Other operating expenses	56,481	97,408	15,629	(293)	169,225
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	16,708	18,718	3,712	(485)	38,653

Net income	$35,911	$58,399	$7,082	($1,262)	$100,130

Segment Assets	$10,754,286	$18,368,889	$1,025,734	($3,301,828)	$26,847,081

2005
For the quarter ended March 31, 2005

	Commercial	Consumer and	Other Financial		Total Banco Popular
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$71,698	$142,878	$3,384	—	$217,960
Provision for loan losses	7,462	18,002	—	—	25,464
Other income	38,447	38,824	16,993	($59)	94,205
Amortization of intangibles	—	546	77	—	623
Depreciation expense	3,867	6,257	378	—	10,502
Other operating expenses	54,649	95,966	13,180	(357)	163,438
Income tax	9,907	11,875	2,146	118	24,046

Net income before cumulative effect of accounting change	34,260	49,056	4,596	180	$88,092
Cumulative effect of accounting change	—	3,797	758	(1,334)	3,221

Net income after cumulative effect of accounting change	$34,260	$52,853	$5,354	($1,154)	$91,313

Segment Assets	$9,283,495	$16,294,023	$1,013,120	($1,774,929)	$24,815,709

INTERSEGMENT REVENUES*	Quarter ended
	March 31,	March 31,
(In thousands)	2006	2005

Banco Popular Puerto Rico:
P.R. Commercial Banking	($304)	($338)
P.R. Consumer and Retail Banking	(668)	(761)
P.R. Other Financial Services	(78)	(112)
Banco Popular North America	164	216
Popular Financial Holdings	770	842
EVERTEC	(33,814)	(33,805)

Total reportable segments	($33,930)	($33,958)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans and processing/information technology services.

Geographic Information	Quarter ended
	March 31,	March 31,
(In thousands)	2006	2005

Revenues**
Puerto Rico	$361,582	$364,068
United States	206,802	181,441
Other	20,213	17,366

Total consolidated revenues	$588,597	$562,875

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain on sale of loans and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2006	2005	2005

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,997,603	$25,759,437	$24,200,221
Loans	14,105,008	14,130,645	12,838,815
Deposits	13,794,832	13,093,540	12,871,489
Mainland United States
Total assets	$21,445,054	$21,780,226	$20,088,165
Loans	16,737,800	17,023,443	16,110,775
Deposits	8,447,759	8,370,150	7,786,323
Other
Total assets	$1,149,046	$1,084,005	$879,452
Loans	587,577	556,119	478,436
Deposits *	1,169,221	1,174,315	1,070,865

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands
Note 18 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of March 31, 2006, December 31, 2005 and March 31, 2005, and the results of their operations and cash flows for the periods ended March 31, 2006 and 2005.
In 2005, the Corporation commenced a two-year plan to change its non-banking subsidiaries to a calendar reporting year-end. As of March 31, 2005 and December 31, 2005, Popular Securities, Inc., Popular North America (holding company), Popular FS, LLC and Popular Financial Holdings, Inc. (“PFH”), including its wholly-owned subsidiaries (except E-LOAN, which already had a December 31st year-end since its acquisition), continued to have a fiscal year that ended on November 30. Accordingly, their financial information as of February 28, 2005 and November 30, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of March 31, 2005 and December 31, 2005. As of March 31, 2006, all subsidiaries have aligned their year-end closing to that of the Corporation’s calendar year.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica S.A., CreST, S.A., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:

—	Popular Cash Express, Inc.;

—	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc., Popular Mortgage Servicing, Inc. and E-LOAN, Inc.;

—	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC; and

—	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from Banco Popular de Puerto Rico (“BPPR”). As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2006, BPPR could have declared a dividend of approximately $139 million without the approval of the Federal Reserve Board (March 31, 2005 — $256 million; December 31, 2005 — $231 million). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2005 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$975	$7,415	$439	$905,160	($53,383)	$860,606
Money market investments	314,600	300	183	1,170,659	(495,827)	989,915
Investment securities available-for-sale, at fair value	11,319	63,986		11,441,847	(6,484)	11,510,668
Investment securities held-to-maturity, at amortized cost	430,000	2,167		342,218	(430,000)	344,385
Other investment securities, at lower of cost or realizable value	145,039	5,001	13,142	141,427		304,609
Trading account securities, at fair value				510,099	(487)	509,612
Investment in subsidiaries	3,047,205	1,166,381	2,085,191	818,175	(7,116,952)
Loans held-for-sale, at lower of cost or market				535,719		535,719

Loans held-in-portfolio	47,465		2,712,867	34,103,750	(5,668,040)	31,196,042
Less – Unearned income				301,376		301,376
Allowance for loan losses	40			468,281		468,321

	47,425		2,712,867	33,334,093	(5,668,040)	30,426,345

Premises and equipment, net	26,231			574,783	(222)	600,792
Other real estate	99			82,253		82,352
Accrued income receivable	416	39	11,410	284,689	(21,934)	274,620
Other assets	56,541	43,409	28,025	1,267,580	(6,893)	1,388,662
Goodwill				655,743		655,743
Other intangible assets	554			107,121		107,675

	$4,080,404	$1,288,698	$4,851,257	$52,171,566	($13,800,222)	$48,591,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,507,290	($53,325)	$4,453,965
Interest bearing				19,059,837	(101,990)	18,957,847

				23,567,127	(155,315)	23,411,812
Federal funds purchased and assets sold under agreements to repurchase			$33,000	8,662,217	(379,837)	8,315,380
Other short-term borrowings		$31,489	541,027	3,120,849	(1,047,844)	2,645,521
Notes payable	$532,736		3,057,588	10,932,175	(4,589,281)	9,933,218
Subordinated notes				430,000	(430,000)
Other liabilities	60,111	1,188	62,859	713,895	(39,951)	798,102

	592,847	32,677	3,694,474	47,426,263	(6,642,228)	45,104,033

Minority interest in consolidated subsidiaries				113		113

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,748,983	3,961	2	70,385	(74,348)	1,748,983
Surplus	484,252	815,193	734,964	3,131,508	(4,679,054)	486,863
Retained earnings	1,529,245	498,823	452,861	1,780,841	(2,735,136)	1,526,634
Accumulated other comprehensive loss, net of tax	(255,265)	(61,956)	(31,044)	(233,639)	326,639	(255,265)
Treasury stock, at cost	(206,533)			(3,905)	3,905	(206,533)

	3,487,557	1,256,021	1,156,783	4,745,190	(7,157,994)	3,487,557

	$4,080,404	$1,288,698	$4,851,257	$52,171,566	($13,800,222)	$48,591,703

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$696	$2,103	$448	$962,395	($59,245)	$906,397
Money market investments	230,000	300	245	1,048,586	(529,708)	749,423
Investment securities available-for-sale, at fair value	18,271	77,861		11,620,673	(219)	11,716,586
Investment securities held-to-maturity, at amortized cost	430,000	2,170		150,934	(430,000)	153,104
Other investment securities, at lower of cost or realizable value	145,535	5,001	13,142	155,425		319,103
Trading account securities, at fair value				520,236	(898)	519,338
Investment in subsidiaries	3,112,125	1,169,867	1,832,349	767,615	(6,881,956)
Loans held-for-sale, at lower of cost or market value				699,181		699,181

Loans held-in-portfolio	25,752		2,993,028	34,034,625	(5,744,766)	31,308,639
Less – Unearned income				297,613		297,613
Allowance for loan losses	40			461,667		461,707

	25,712		2,993,028	33,275,345	(5,744,766)	30,549,319

Premises and equipment, net	23,026			573,786	(241)	596,571
Other real estate				79,008		79,008
Accrued income receivable	532	33	11,982	253,818	(20,719)	245,646
Other assets	44,252	40,526	23,804	1,221,472	(4,254)	1,325,800
Goodwill				653,984		653,984
Other intangible assets	554			109,654		110,208

	$4,030,703	$1,297,861	$4,874,998	$52,092,112	($13,672,006)	$48,623,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,025,227	($66,835)	$3,958,392
Interest bearing				18,811,225	(131,612)	18,679,613

				22,836,452	(198,447)	22,638,005
Federal funds purchased and assets sold under agreements to repurchase			$117,226	8,968,332	(383,097)	8,702,461
Other short-term borrowings		$46,112	721,866	3,521,486	(1,589,203)	2,700,261
Notes payable	$532,441		2,833,035	11,055,117	(4,527,016)	9,893,577
Subordinated notes				430,000	(430,000)
Other liabilities	49,015	871	42,382	757,646	390,088	1,240,002

	581,456	46,983	3,714,509	47,569,033	(6,737,675)	45,174,306

Minority interest in consolidated subsidiaries				115		115

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,736,443	3,961	2	70,385	(74,348)	1,736,443
Surplus	449,787	815,193	734,964	2,778,437	(4,325,983)	452,398
Retained earnings	1,459,223	480,541	451,271	1,838,530	(2,772,953)	1,456,612
Accumulated other comprehensive loss, net of tax	(176,000)	(48,817)	(25,748)	(159,996)	234,561	(176,000)
Treasury stock, at cost	(207,081)			(4,392)	4,392	(207,081)

	3,449,247	1,250,878	1,160,489	4,522,964	(6,934,331)	3,449,247

	$4,030,703	$1,297,861	$4,874,998	$52,092,112	($13,672,006)	$48,623,668

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$301	$13	$5,290	$847,377	($40,500)	$812,481
Money market investments	147,300	300	162	1,051,647	(476,134)	723,275
Investment securities available-for-sale, at fair value	46,663	34,259	7,249	11,199,402	(15,693)	11,271,880
Investment securities held-to-maturity, at amortized cost	430,000	2,181		176,892	(430,000)	179,073
Other investment securities, at lower of cost or realizable value	145,635	5,001	12,392	145,753		308,781
Trading account securities, at fair value				371,396	(682)	370,714
Investment in subsidiaries	2,917,661	1,122,683	1,564,029	297,643	(5,902,016)
Loans held-for-sale, at lower of cost or market value				1,227,329		1,227,329

Loans held-in-portfolio	25,905		2,840,334	31,002,398	(5,408,646)	28,459,991
Less – Unearned income				259,294		259,294
Allowance for loan losses	40			448,182		448,222

	25,865		2,840,334	30,294,922	(5,408,646)	27,752,475

Premises and equipment, net	24,156			539,681	(295)	563,542
Other real estate	173			64,602		64,775
Accrued income receivable	195	29	11,321	254,141	(18,517)	247,169
Other assets	49,145	38,763	17,325	1,003,509	(29,136)	1,079,606
Goodwill				519,915		519,915
Other intangible assets				46,823		46,823

	$3,787,094	$1,203,229	$4,458,102	$48,041,032	($12,321,619)	$45,167,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,297,546	($40,425)	$4,257,121
Interest bearing				17,653,793	(182,237)	17,471,556

				21,951,339	(222,662)	21,728,677
Federal funds purchased and assets sold under agreements to repurchase			$104,100	7,947,826	(286,862)	7,765,064
Other short-term borrowings		$7,083	349,150	2,843,687	(1,156,529)	2,043,391
Notes payable	$535,925		2,836,410	10,497,568	(4,206,895)	9,663,008
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	61,169	88	54,594	726,419	(64,674)	777,596

	722,094	7,171	3,344,254	44,396,839	(6,367,622)	42,102,736

Minority interest in consolidated subsidiaries				102		102

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,681,201	3,962	2	70,384	(74,348)	1,681,201
Surplus	280,808	815,193	734,964	1,985,333	(3,532,879)	283,419
Retained earnings	1,249,610	408,905	393,964	1,705,530	(2,511,010)	1,246,999
Accumulated other comprehensive loss, net of tax	(127,644)	(32,002)	(15,082)	(116,053)	163,137	(127,644)
Treasury stock, at cost	(205,850)			(1,103)	1,103	(205,850)

	3,065,000	1,196,058	1,113,848	3,644,091	(5,953,997)	3,065,000

	$3,787,094	$1,203,229	$4,458,102	$48,041,032	($12,321,619)	$45,167,838

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,664		$36,901	$620,050	($67,780)	$591,835
Money market investments	1,072	$66	38	10,416	(3,610)	7,982
Investment securities	7,609	313	223	132,368	(6,980)	133,533
Trading account securities				8,860		8,860

	11,345	379	37,162	771,694	(78,370)	742,210

INTEREST EXPENSE:
Deposits				125,438	(1,027)	124,411
Short-term borrowings	54	446	6,477	132,338	(14,512)	124,803
Long-term debt	8,983		42,967	146,160	(64,878)	133,232

	9,037	446	49,444	403,936	(80,417)	382,446

Net interest income (loss)	2,308	(67)	(12,282)	367,758	2,047	359,764
Provision for loan losses				48,947		48,947

Net interest income (loss) after provision for loan losses	2,308	(67)	(12,282)	318,811	2,047	310,817
Service charges on deposit accounts				47,469		47,469
Other service fees				108,064	(27,718)	80,346
Net gain (loss) on sale and valuation adjustment of investment securities	152	13,490		(1,714)	412	12,340
Trading account (loss) profit				(647)	12,122	11,475
Gain on sale of loans				47,054	207	47,261
Other operating income	2,842	2,893		32,853	(8,646)	29,942

	5,302	16,316	(12,282)	551,890	(21,576)	539,650

OPERATING EXPENSES:
Personnel costs:
Salaries	5,892	93		129,818	(271)	135,532
Pension, profit sharing and other benefits	1,629	20		40,950	(79)	42,520

	7,521	113		170,768	(350)	178,052
Net occupancy expenses	603	4		28,031		28,638
Equipment expenses	394	1	4	32,813	(15)	33,197
Other taxes	266			9,975		10,241
Professional fees	4,428	11	38	66,333	(33,732)	37,078
Communications	137			17,182	(19)	17,300
Business promotion	2,463			30,360		32,823
Printing and supplies	27			4,605		4,632
Other operating expenses	(14,920)	(104)	107	44,072	(324)	28,831
Impact of change in fiscal period at certain subsidiaries			3,495	4,109	2,137	9,741
Amortization of intangibles				2,721		2,721

	919	25	3,644	410,969	(32,303)	383,254

Income (loss) before income tax and equity in earnings of subsidiaries	4,383	16,291	(15,926)	140,921	10,727	156,396
Income tax	777		(5,574)	40,617	2,073	37,893

Income (loss) before equity in earnings of subsidiaries	3,606	16,291	(10,352)	100,304	8,654	118,503
Equity in earnings of subsidiaries	114,897	1,991	11,942	7,768	(136,598)

NET INCOME	$118,503	$18,282	$1,590	$108,072	($127,944)	$118,503

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$538		$35,201	$524,529	($54,947)	$505,321
Money market investments	586	$1	6	10,111	(3,170)	7,534
Investment securities	7,527		316	113,413	(6,889)	114,367
Trading account securities				6,058		6,058

	8,651	1	35,523	654,111	(65,006)	633,280

INTEREST EXPENSE:
Deposits				98,268	(1,212)	97,056
Short-term borrowings	61	32	3,258	73,006	(10,554)	65,803
Long-term debt	10,920		38,590	119,106	(55,481)	113,135

	10,981	32	41,848	290,380	(67,247)	275,994

Net interest (loss) income	(2,330)	(31)	(6,325)	363,731	2,241	357,286
Provision for loan losses				44,336		44,336

Net interest (loss) income after provision for loan losses	(2,330)	(31)	(6,325)	319,395	2,241	312,950
Service charges on deposit accounts				43,692		43,692
Other service fees				103,728	(24,713)	79,015
Net gain on sale and valuation adjustment of investment securities	50,469			781		51,250
Trading account profit				3,414	349	3,763
Gain on sale of loans				15,045	(5,229)	9,816
Other operating income	1,355	1,252		24,878	(9,432)	18,053

	49,494	1,221	(6,325)	510,933	(36,784)	518,539

OPERATING EXPENSES:
Personnel costs:
Salaries		89		116,102	(649)	115,542
Pension, profit sharing and other benefits		18		40,543	(187)	40,374

		107		156,645	(836)	155,916
Net occupancy expenses		4		24,810		24,814
Equipment expenses	8		2	28,619	(15)	28,614
Other taxes	273			8,982		9,255
Professional fees	572	3	5	60,219	(33,216)	27,583
Communications	16			15,679	(18)	15,677
Business promotion	625			19,628		20,253
Printing and supplies				4,537		4,537
Other operating expenses	(455)	17	120	28,652	(391)	27,943
Amortization of intangibles				2,242		2,242

	1,039	131	127	350,013	(34,476)	316,834

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	48,455	1,090	(6,452)	160,920	(2,308)	201,705
Income tax	3,155		(2,273)	41,865	(314)	42,433

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	45,300	1,090	(4,179)	119,055	(1,994)	159,272
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	45,300	1,781	(4,179)	123,549	(3,572)	162,879
Equity in earnings of subsidiaries	117,579	25,628	29,482	12,555	(185,244)

NET INCOME	$162,879	$27,409	$25,303	$136,104	($188,816)	$162,879

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$118,503	$18,282	$1,590	$108,072	($127,944)	$118,503
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	118,503	18,282	3,861	110,710	(126,724)	124,632

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(114,897)	(1,991)	(11,942)	(7,768)	136,598
Depreciation and amortization of premises and equipment	564			20,891	(18)	21,437
Provision for loan losses				48,947		48,947
Amortization of intangibles				2,721		2,721
Amortization of servicing assets				13,510	(9)	13,501
Net (gain) loss on sale and valuation adjustment of investment securities	(152)	(13,490)		1,714	(412)	(12,340)
Net gain on disposition of premises and equipment				(1,512)		(1,512)
Net gain on sale of loans				(47,054)	(207)	(47,261)
Net amortization of premiums and accretion of discounts on investments	(133)	3		7,208	(66)	7,012
Net amortization of premiums and deferred loan origination fees and costs	(23)			33,523	(1,613)	31,887
Earnings from investments under the equity method	(792)	(2,881)		(193)	(395)	(4,261)
Stock options expense	187			613		800
Net disbursements on loans held-for-sale				(2,046,227)		(2,046,227)
Acquisitions of loans held-for-sale				(166,540)		(166,540)
Proceeds from sale of loans held-for-sale				2,166,951		2,166,951
Net decrease in trading securities				677,764		677,764
Net decrease (increase) in accrued income receivable	115	(6)	1,133	(29,449)	(2,382)	(30,589)
Net (increase) decrease in other assets	(11,221)	(1)	551	31,428	(1,287)	19,470
Net increase in interest payable	264	69	18,188	2,959	2,369	23,849
Net increase in deferred income tax			(3,075)	(3,032)	4,356	(1,751)
Net increase in postretirement benefit obligation				1,585		1,585
Net increase (decrease) in other liabilities	9,725	485	(1,262)	(6,827)	1,165	3,286

Total adjustments	(116,363)	(17,812)	3,593	701,212	138,099	708,729

Net cash provided by operating activities	2,140	470	7,454	811,922	11,375	833,361

Cash flows from investing activities:
Net increase in money market investments	(84,600)		(37)	(110,530)	(45,183)	(240,350)
Purchases of investment securities:
Available-for-sale		(7,954)		(273,651)	105,630	(175,975)
Held-to-maturity				(7,747,198)		(7,747,198)
Other				(10,580)		(10,580)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				346,354	(99,299)	247,055
Held-to-maturity				7,556,192		7,556,192
Other	496			24,578		25,074
Proceeds from sale of investment securities available-for-sale	6,655	27,924		9,315		43,894
Net (disbursements) repayments on loans	(21,789)		119,522	81,910	13,366	193,009
Proceeds from sale of loans				73,038		73,038
Acquisition of loan portfolios				(141,658)		(141,658)
Capital contribution to subsidiary		(505)	(797)	(29,881)	31,183
Assets acquired, net of cash				(218)		(218)
Acquisition of premises and equipment	(3,769)			(35,030)		(38,799)
Proceeds from sale of premises and equipment				14,452		14,452
Dividends received from subsidiary	104,000			60,763	(164,763)

Net cash provided by (used in) investing activities	993	19,465	118,688	(182,144)	(159,066)	(202,064)

Cash flows from financing activities:
Net increase in deposits				726,357	43,120	769,477
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(108,700)	(406,192)	14,660	(500,232)
Net (decrease) increase in other short-term borrowings		(14,623)	181,925	(534,464)	205,565	(161,597)
Payments of notes payable			(203,001)	(1,102,079)	404,963	(900,117)
Proceeds from issuance of notes payable	98		3,547	743,373	(640,766)	106,252
Dividends paid to parent company				(164,762)	164,762
Dividends paid	(45,768)					(45,768)
Proceeds from issuance of common stock	42,816				167	42,983
Capital contribution from parent				31,184	(31,184)

Net cash used in financing activities	(2,854)	(14,623)	(126,229)	(706,583)	161,287	(689,002)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	279	5,312	(9)	(57,235)	5,862	(45,791)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$975	$7,415	$439	$905,160	($53,383)	$860,606

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$162,879	$27,409	$25,303	$136,104	($188,816)	$162,879
Less: Cumulative effect of accounting change, net of tax		691		4,495	(1,579)	3,607

Net income before cumulative effect of accounting change	162,879	26,718	25,303	131,609	(187,237)	159,272

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in undistributed earnings of subsidiaries	(117,579)	(25,628)	(29,482)	(12,555)	185,244
Depreciation and amortization of premises and equipment	378			19,650	(18)	20,010
Provision for loan losses				44,336		44,336
Amortization of intangibles				2,242		2,242
Amortization of servicing assets				3,434	(13)	3,421
Net gain on sale of investment securities	(50,469)			(781)		(51,250)
Net gain on disposition of premises and equipment				(1,663)		(1,663)
Net gain on sale of loans				(15,046)	5,230	(9,816)
Net amortization of premiums and accretion of discounts on investments	(147)			10,939	(195)	10,597
Net amortization of premiums and deferred loan origination fees and costs	(24)			30,452	(1,700)	28,728
Earnings from investments under the equity method	(628)	(1,147)		(194)		(1,969)
Stock options expense	61			687	(2)	746
Net disbursements on loans held-for-sale				(800,476)		(800,476)
Acquisitions of loans held-for-sale				(563,223)		(563,223)
Proceeds from sale of loans held-for-sale				913,688		913,688
Net decrease in trading securities				20,289	(1,192)	19,097
Net increase in accrued income receivable	(10)	(29)	(485)	(32,483)	676	(32,331)
Net decrease in other assets	5,930	5	546	40,703	(779)	46,405
Net increase in interest payable	2,991	5	14,766	2,996	(674)	20,084
Net increase in deferred income tax	(181)		(2,272)	(1,549)	(476)	(4,478)
Net increase in postretirement benefit obligation				1,414		1,414
Net increase (decrease) in other liabilities	4,092	(13)	4,780	(48,880)	(4,631)	(44,652)

Total adjustments	(155,586)	(26,807)	(12,147)	(386,020)	181,470	(399,090)

Net cash provided by (used in) operating activities	7,293	(89)	13,156	(254,411)	(5,767)	(239,818)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(98,800)		52	206,061	78,896	186,209
Purchases of investment securities:
Available-for-sale	(103,729)			(757,114)	186,821	(674,022)
Held-to-maturity		(2,181)		(7,669,578)		(7,671,759)
Other	(45)		(20)	(28,139)		(28,204)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	57,066			704,357	(174,546)	586,877
Held-to-maturity	150,000			7,701,301		7,851,301
Other				21,863		21,863
Proceeds from sale of investment securities available-for-sale	57,506			42,438		99,944
Net repayments (disbursements) on loans	15,571		(3,634)	802,372	28,669	842,978
Proceeds from sale of loans				80,246		80,246
Acquisition of loan portfolios				(660,023)		(660,023)
Capital contribution to subsidiary	(75,000)	(75,000)	(173,030)	(500)	323,530
Assets acquired, net of cash				(173,666)		(173,666)
Acquisition of premises and equipment				(38,770)		(38,770)
Proceeds from sale of premises and equipment				10,505		10,505
Dividends received from subsidiary	42,700		50,000	50,500	(143,200)

Net cash provided by (used in) investing activities	45,269	(77,181)	(126,632)	291,853	300,170	433,479

Cash flows from financing activities:
Net increase in deposits				380,069	85,507	465,576
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		32,800	1,417,941	(153,559)	1,290,492
Net (decrease) increase in other short-term borrowings	(4,501)	2,257	9,497	(1,170,310)	54,547	(1,108,510)
Payments of notes payable	(750)		(10,830)	(935,976)	102,620	(844,936)
Proceeds from issuance of notes payable	95		11,915	323,052	(193,053)	142,009
Dividends paid to parent company				(143,200)	143,200
Dividends paid	(45,636)					(45,636)
Proceeds from issuance of common stock	4,938					4,938
Capital contribution from parent		75,000	75,000	172,811	(322,811)

Net cash (used in) provided by financing activities	(52,544)	77,257	118,382	44,387	(283,549)	(96,067)

Cash effect of change in accounting principle		(28)		(1,544)		(1,572)

Net increase (decrease) in cash due from banks	18	(41)	4,906	80,285	10,854	96,022
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end period	$301	$13	$5,290	$847,377	($40,500)	$812,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis (MD&A) contains an analysis of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
OVERVIEW
As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (BPPR), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending, reinsurance and insurance agency services through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, Banco Popular North America (BPNA), providing complete financial solutions to all the communities it serves. Also, in the United States, Popular Financial Holdings, Inc. (PFH), holding company of Equity One, Inc., offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its newly acquired subsidiary E-LOAN, Inc. (E-LOAN), also provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (EVERTEC), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. With offices in San Juan, Caracas, Santo Domingo, and Miami, EVERTEC has presence in 11 Latin American countries.
Financial highlights for the quarter ended March 31, 2006, compared with the same quarter in 2005, are included below. Also, Table A provides selected financial data for those quarters.
•	Slight growth in net interest income of $2.5 million, or less than 1%. On a taxable equivalent basis, net interest income increased $7.1 million or 2%. The sustained inversion of the yield curve and competitive pricing continued to put pressure on the Corporation’s net interest margin. Average earning assets rose $3.1 billion or 7%, with sound growth in commercial and consumer loans. The upward repricing of the Corporation’s interest bearing assets continues to lag the increase in the cost of its interest bearing liabilities, primarily in the residential mortgage lending business. Table B provides information on the Corporation’s net interest income on a taxable equivalent basis.

•	The results for the first quarter of 2006 included $12.3 million in gains on sales of investment securities, mainly marketable equity securities, net of valuation adjustments for other-than-temporary impairments of investment securities available-for-sale, compared with $51.3 million in the same period of 2005.

•	Non-interest income, excluding the aforementioned net gains on sales and valuation adjustments of investment securities, rose by $62.2 million, primarily from revenues derived from mortgage banking activities resulting from securitization transactions and bulk sales of loans. Refer to the Non-Interest Income section of the MD&A for further explanations, including Table C for a breakdown of other service fees by major categories.

•	Provision for loan losses increased by $4.6 million. Refer to the Credit Risk Management and Loan Quality section, including Tables I, J and K, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality statistics. Credit quality statistics indicate higher delinquencies in the consumer and mortgage portfolios and an increase in net charge-off rates, principally in consumer loans, both in Puerto Rico and the U.S. mainland.

TABLE A
Financial Highlights

Financial Condition Highlights	At March 31,			Average for the quarter
(In thousands)	2006	2005	Variance	2006	2005	Variance

Money market investments	$989,915	$723,275	$266,640	$644,978	$859,211	($214,233)
Investment and trading securities	12,669,274	12,130,448	538,826	13,034,368	12,361,927	672,441
Loans*	31,430,385	29,428,026	2,002,359	31,924,429	29,325,771	2,598,658
Total assets	48,591,703	45,167,838	3,423,865	48,956,516	45,438,817	3,517,699
Deposits	23,411,812	21,728,677	1,683,135	22,643,620	21,592,432	1,051,188
Borrowings	20,894,119	19,596,463	1,297,656	21,931,525	19,951,984	1,979,541
Stockholders’ equity	3,487,557	3,065,000	422,557	3,658,269	3,135,594	522,675

Operating Highlights	First Quarter
(In thousands, except per share information)	2006	2005	Variance

Net interest income	$359,764	$357,286	$2,478
Provision for loan losses	48,947	44,336	4,611
Non-interest income	228,833	205,589	23,244
Operating expenses	383,254	316,834	66,420
Income tax	37,893	42,433	(4,540)
Cumulative effect of accounting change, net of tax	—	3,607	(3,607)
Net income	$118,503	$162,879	($44,376)
Net income applicable to common stock	$115,525	$159,901	($44,376)
Basic EPS before cumulative effect of accounting change	$0.42	$0.59	($0.17)
Diluted EPS before cumulative effect of accounting change	$0.42	$0.58	($0.16)
Basic and diluted EPS after cumulative effect of accounting change	$0.42	$0.60	($0.18)

		First Quarter
Selected Statistical Information		2006		2005

Common Stock Data —	Market price
	High	$21.20		$28.03
	Low	19.54		23.80
	End	20.76		24.32
Book value per share at period end		11.87		10.79
Dividends declared per share		0.16		0.16
Dividend payout ratio		35.62%		27.14%
Price/earnings ratio		11.53	x	12.41	x

Profitability Ratios —	Return on assets	1.02%		1.43%
	Return on common equity	14.04		21.62
	Net interest spread (taxable equivalent)	2.99		3.21
	Net interest margin (taxable equivalent)	3.40		3.58
	Effective tax rate	24.23		21.04
	Overhead ratio**	42.92		31.14
	Efficiency ratio ***	66.51		61.93

Capitalization Ratios —	Equity to assets	7.47%		6.90%
	Tangible equity to assets	6.01		5.81
	Equity to loans	11.46		10.69
	Internal capital generation	8.27		14.61
	Tier I capital to risk – adjusted assets	11.33		11.49
	Total capital to risk – adjusted assets	12.59		12.77
	Leverage ratio	7.62		7.46

*	Includes loans held-for-sale

**	Non-interest expense less non-interest income divided by net interest income

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”)

•	Higher operating expenses by $66.4 million, principally personnel costs, business promotion, professional fees, net occupancy and equipment expenses. E-LOAN, acquired in the fourth quarter of 2005, contributed with $38.4 million or 58% of the total increase in operating expenses. Also, contributing to the increase in operating expenses is the impact of the change in reporting period of certain subsidiaries which was completed during the first quarter of 2006. As previously described in the Corporation’s Form 10-K for the year ended December 31, 2005, in 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. The financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) are included in a separate line within operating expenses for the quarter ended March 31, 2006 and amounted to a loss of $9.7 million (before tax). After tax, this change resulted in a net loss of $6.1 million that is included in the quarterly results for the period ended March 31, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation have aligned their year-end closings to December 31st, similar to the parent holding company.

•	Total earning assets at March 31, 2006 decreased slightly by less than 1% compared with December 31, 2005. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

•	In the fourth quarter of 2005, the Corporation sold substantially all the retail outlets of Popular Cash Express (PCE). In the first quarter of 2006, the Corporation finalized the sale of the remaining four retail outlets, as such fully divesting this line of business. The impact of the sale of these four outlets was not significant.

•	Subsequent to quarter end, in April 2006, the Corporation issued $450 million in medium-term notes maturing in 2009. Of the total amount issued, $250 million bear interest at a fixed rate of 5.65% and $200 million bear interest at floating rates tied to the 3-month LIBOR plus a spread of 40 basis points, which reset quarterly. The Corporation simultaneously entered into an interest swap contract to convert the floating rate notes to fixed rate notes in the rising interest rate scenario. Under the swap arrangement, the Corporation pays a fixed rate equal to 5.58%. The cash inflows were used to substitute short-term borrowings and finance operations.

•	On April 28, 2006, Popular, Inc. and Grupo Cuscatlán, through Corporación UBC International, S.A. (UBCI), announced that the agreement subscribed on April 24, 2005 for the acquisition by Popular, Inc. of a 19.99% equity participation in UBCI, Grupo Cuscatlán’s holding company, will not be completed. Due to the time lapsed and changes in economic conditions, both parties could not reach a final consensus before the deadline set in the original agreement.

•	On May 1, 2006, as a result of a lack of current budgetary funds and lack of legislative authorization for the Government of Puerto Rico to obtain a loan, the Government closed a number of government agencies for the remainder of its current fiscal year, which ends on June 30, 2006. Approximately 95,000 public sector employees have been placed on unpaid leave until the budgetary crisis is resolved. Furthermore, on May 8, 2006, a nationally recognized rating agency downgraded the Government of Puerto Rico’s debt obligations. Refer to Item 1A. Risk Factors included in Part II — Other Information on this Form 10-Q for further information on these events.
The Corporation, like other financial institutions, is subject to a number of risks, many of which are outside of management’s control. Among the risks assumed are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operation, (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations, (3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a financial services company, the Corporation’s earnings are significantly affected by general business and economic conditions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition, customer preferences, interest rate conditions and prevailing market rates on competing products. The Corporation continuously monitors general business and economic conditions, industry-related indicators and trends, competition, interest rate volatility, credit quality indicators, loan and deposit demand, operational and systems efficiencies, revenue enhancements and changes in the regulation of financial services companies. The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial institutions could adversely affect our profitability.
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2005, while not all inclusive, discusses additional information about the business of the Corporation and risk factors – many beyond the Corporation’s control – that, in addition to the other information in this report, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbols BPOP and BPOPO, respectively.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Board of Directors’ Audit Committee. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, retained interests on transfers of financial assets – non-prime mortgage loans securitizations (valuations of interest-only strips and mortgage servicing rights), income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the MD&A included in Popular, Inc.’s 2005 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2005 Annual Report for a summary of the Corporation’s significant accounting policies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
The following is a list of recently issued accounting pronouncements and interpretations that are applicable for adoption by the Corporation in 2006 or thereafter. Refer to Note 2 to the consolidated financial statements for a description of each statement and management’s assessment as to the impact of the adoptions.
SFAS No. 123-R “Share-Based Payments” — This Statement focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. The impact of the adoption of SFAS 123-R in January 2006 was not significant for the results of the quarter. Refer to Note 11 to the consolidated financial statements for required disclosures and further information on the impact of this accounting pronouncement.
SFAS No. 153 “Exchanges of Nonmonetary Assets” — This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The adoption of this Statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows for the quarter ended March 31, 2006.
SFAS No. 154 “Accounting Changes and Error Corrections” — This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. The Corporation adopted SFAS No. 154 in January 2006. The adoption of SFAS No. 154 did not have a significant impact on the statement of condition or results of operations for the quarter ended March 31, 2006.
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” — This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”,

and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation elected to adopt SFAS No. 155 commencing in January 2007.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an Amendment of FASB No. 140” — This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: amortization or fair value measurement method.
4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Corporation elected to adopt SFAS No. 156 commencing in January 2007. The Corporation is currently evaluating the impact that this accounting pronouncement may have in its financial condition and results of operations, subject to the measurement methods, class definitions and other determinations that need to be made upon adoption.
NET INTEREST INCOME
Table B presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter ended March 31, 2006, as compared with the same period in 2005, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans which are exempt from income tax, principally in Puerto Rico (P.R.). The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies and sponsored entities, and the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter end. The statutory income tax rate considered for the Corporation’s P.R. operations in the first quarter of 2005 was 39%. During the third quarter of 2005, the Government of P.R. approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from a 39% to 41.5%. The impact of the additional tax, including the retroactive amounts corresponding to the first nine months of 2005, was included in the Corporation’s results of operations in the third quarter of 2005, which was not significant. The statutory income tax rate considered for the Corporation’s P.R. operations in the quarter ended March 31, 2006 was 41.5%. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law, also affected by the mentioned increase in tax rate. The statutory income tax rate considered for the Corporation’s U.S. operations was 35%.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter ended March 31, 2006 included an unfavorable impact of $7.4 million, consisting principally of amortization of net loan origination costs (net of fees), amortization of net premiums on loans purchased, and prepayment penalties and late payment charges. These amounts approximated $8.7 million for the quarter ended March 31, 2005.
TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2006	2005	Variance	2006	2005	Variance		2006	2005	Variance	Rate	Volume
($ in millions)							(In thousands)
$645	$859	($214)	5.29%	3.56%	1.73%	Money market investments	$8,415	$7,534	$881	$3,062	($2,181)
12,433	11,964	469	5.03	4.50	0.53	Investment securities	156,338	134,389	21,949	17,436	4,513
601	398	203	6.32	6.30	0.02	Trading securities	9,374	6,184	3,190	18	3,172

13,679	13,221	458	5.10	4.49	0.61		174,127	148,107	26,020	20,516	5,504

						Loans:
12,938	11,313	1,625	7.30	6.27	1.03	Commercial	232,927	174,809	58,118	31,077	27,041
1,320	1,285	35	7.47	7.68	(0.21)	Leasing	24,633	24,667	(34)	(691)	657
12,773	12,616	157	6.74	6.51	0.23	Mortgage	215,101	205,335	9,766	7,202	2,564
4,894	4,112	782	10.23	10.24	(0.01)	Consumer	124,052	104,359	19,693	297	19,396

31,925	29,326	2,599	7.53	6.99	0.54		596,713	509,170	87,543	37,885	49,658

$45,604	$42,547	$3,057	6.80%	6.21%	0.59%	Total earning assets	$770,840	$657,277	$113,563	$58,401	$55,162

						Interest bearing deposits:
$3,790	$3,778	$12	1.73%	1.39%	0.34%	NOW and money market*	$16,204	$12,934	$3,270	$3,599	($329)
5,519	5,622	(103)	1.28	1.19	0.09	Savings	17,373	16,449	924	1,135	(211)
9,473	7,983	1,490	3.89	3.44	0.45	Time deposits	90,834	67,673	23,161	9,475	13,686

18,782	17,383	1,399	2.69	2.26	0.43		124,411	97,056	27,355	14,209	13,146

11,477	9,698	1,779	4.41	2.75	1.66	Short-term borrowings	124,803	65,803	59,000	45,227	13,773
10,455	10,254	201	5.16	4.46	0.70	Medium and long-term debt	133,232	113,135	20,097	18,777	1,320

						Total interest bearing
40,714	37,335	3,379	3.81	3.00	0.81	liabilities	382,446	275,994	106,452	78,213	28,239
						Non-interest bearing
3,861	4,210	(349)				demand deposits
1,029	1,002	27				Other sources of funds

$45,604	$42,547	$3,057	3.40%	2.63%	0.77%

			3.40%	3.58%	(0.18%)	Net interest margin

						Net interest income on a taxable equivalent basis	388,394	381,283	7,111	($19,812)	$26,923

			2.99%	3.21%	(0.22%)	Net interest spread

						Taxable equivalent adjustment	28,630	23,997	4,633

						Net interest income	$359,764	$357,286	$2,478

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the increase in net interest income on a taxable equivalent basis for the quarter ended March 31, 2006, compared with the same quarter in the previous year, was mainly due to the increase in average earning assets, primarily loans, partially offset by a decrease in the net interest margin. The increase in the average loan portfolio was led by growth in commercial, including construction, and consumer loans. Refer to the Financial Condition section of this MD&A for factors that contributed to this growth and other comments on business strategy changes that have limited the increase in mortgage loans, which in past years has been one of the greatest contributors to growth in the Corporation’s earning assets. The increase in average earning assets for the quarter was funded principally with a combination of interest bearing deposits, primarily time deposits, and short-term borrowings. The decrease in average non-interest bearing deposits for the quarter ended March 31, 2006, compared with the same quarter in the previous year, resulted from the conversion of non-interest bearing demand deposits of certain government entities in P.R. to interest bearing demand deposits commencing in the second half of 2005 as accorded by the banking association and certain financial institutions in Puerto Rico.
The decrease in net interest margin, on a taxable equivalent basis, influenced by the Corporation’s liability sensitive position (interest-sensitive liabilities repricing or maturing faster than interest-sensitive assets), was mainly the result of the following factors:
•	Higher cost of funds, principally due to an increase in the cost of short-term borrowings reflecting tighter Federal Reserve (FED) monetary policy. The FED raised the federal funds target rate 200 basis points during 2005, and continued the tightening policy during the first quarter of 2006 with an additional 50 basis points increase.

•	Increase cost of long-term debt, principally resulting from secured debt derived from mortgage loan securitization transactions done in 2005.

•	Growth in average deposits has been attained principally in time deposits, a higher-cost category, which increased cost was influenced by interest rate campaigns to attract deposits in a very competitive environment, both in Puerto Rico and the U.S. mainland. Also, the Corporation has experienced higher costs in money market and savings accounts to sustain marketing campaigns and competition in the U.S. mainland. The Corporation is striving to increase its deposit base, primarily in the U.S. mainland, and reduce its reliance on short-term borrowings in the rising interest rate scenario.

•	Competitive pressures and a flattened yield curve which affected the ability to raise interest rates on mortgage loans originated.
Partially offsetting these unfavorable variances were the following contributors:
•	Higher yields in commercial loans which were favorably impacted by the rising interest rates due to a high proportion of commercial loans with short-term repricing terms. As of March 31, 2006, approximately 58% of the commercial and construction loans portfolio had floating or adjustable interest rates.

•	Increased yield in the investment securities portfolios, partly due to purchases of securities in a rising rate environment and the repricing of collateralized mortgage obligations with floating rates. Also, the yield rose as a result of a favorable change in the taxable equivalent adjustment.
The increase in the taxable equivalent adjustment for the quarter ended March 31, 2006, compared with the previous year, resulted mostly from higher tax-exempt interest income and the higher statutory tax rate in Puerto Rico, partially offset by an increase in the interest expense disallowance resulting from the increase in the cost of funds. Average tax-exempt earning assets approximated $10.1 billion in the quarter ended March 31, 2006, of which 88% represented tax-exempt investment securities, compared with $7.2 billion and 90%, respectively, in the quarter ended March 31, 2005.
NON-INTEREST INCOME
Refer to Table C for a breakdown of non-interest income by major categories for the quarters ended March 31, 2006 and 2005.
The principal contributors to the increase in non-interest income for the quarter ended March 31, 2006, compared with the same period in 2005, were higher gains on sales of loans and higher trading account profits, primarily related with the mortgage banking business. The increase in gains on sales of loans resulted from sales by E-LOAN, the

Corporation’s recently acquired operation, which sold approximately $1 billion in loans during the quarter ended March 31, 2006, primarily residential mortgage loans. Also, PFH contributed to this increase in gains mainly derived from approximately $652 million in mortgage loans off-balance sheet securitizations performed during the first quarter of 2006. The increase in trading account profits was principally associated with the pooling of approximately $464 million in conforming mortgage loans at BPPR into Fannie Mae mortgage-backed securities that were subsequently sold to investors in the first quarter of 2006.
TABLE C
Non-interest income

	Quarter ended March 31,
	2006	2005	$ Variance
Service charges on deposit accounts	$47,469	$43,692	$3,777

Other service fees:
Credit card fees and discounts	22,573	18,525	4,048
Debit card fees	14,919	13,022	1,897
Insurance fees	12,141	11,673	468
Processing fees	10,279	10,107	172
Sale and administration of investment products	7,457	6,146	1,311
Mortgage servicing fees, net of amortization	2,952	2,743	209
Trust fees	2,331	2,115	216
Check cashing fees	415	5,826	(5,411)
Other fees	7,279	8,858	(1,579)

Total other service fees	80,346	79,015	1,331

Net gain on sale and valuation adjustment of investment securities	12,340	51,250	(38,910)
Trading account profit	11,475	3,763	7,712
Gain on sale of loans	47,261	9,816	37,445
Other operating income	29,942	18,053	11,889

Total non-interest income	$228,833	$205,589	$23,244

The increase in service charges on deposit accounts for the first quarter of 2006, compared with the same period in the previous year, was principally associated to higher volume of approvals on checks paid in accounts with non-sufficient funds. Also, there were higher service charges from Automated Clearing House (ACH) electronic transactions in BPPR, principally from an increase in the volume of electronic transactions and also from revisions in the pricing structure. Furthermore, there were increased account analysis fees on commercial accounts, principally at BPNA due to success of its money services business in attracting new clients, benefitting in part from a major competitor leaving this line of business.
The composition of other service fees by major categories is presented in Table C. The increase in credit card fees was mostly associated with higher merchant business income resulting from increased sales, higher interchange income as a result of increased transactional volume, and higher credit card late payment fees derived from higher volume and a price change. This was partially offset by lower credit card membership fees that resulted from promotional campaigns with no annual fee induced by business strategies and industry competition. The increase in debit card fees principally resulted from higher transactional volume at a higher average price. The rise in fees derived from the sale and administration of investment products was related to an increase in commission income from the retail securities division derived in part from the sales of bonds and the sale of a new indexed deposit product developed by BPPR, which contributed approximately $86 million in deposits at the offering date. These favorable variances were partially offset by lower check cashing fees resulting from the sale of the retail outlets of PCE. Also, there was a decrease in the other fees category as a result of many items individually not significant, which principally include lower fees in PCE related to money transfer services and lower revenues from the credit card referral business at BPNA, partially offset by higher revenues from interactive electronic ticketing services in Puerto Rico (Ticketpop) and Small Business Administration (SBA) servicing fees.

The rise in other operating income included higher income associated with the securitizations performed by PFH, other income from mortgage banking activities associated with loan closing services to mortgage brokers, and higher revenues from the Corporation’s investment in Telecomunicaciones de Puerto Rico, Inc., among others.
These favorable variances in non-interest income categories were partially offset by lower net gains on sale and valuation adjustments of investment securities as previously described in the Overview section of this MD&A. Gains on the sale of investment securities for the quarter ended March 31, 2006 decreased by $37.0 million, mainly from lower sales of marketable equity securities, when compared with the results for the first quarter in 2005. Also, PFH recognized $1.9 million in unfavorable valuation adjustments of interest-only strips in the quarter ended March 31, 2006.
OPERATING EXPENSES
Refer to the consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.
Operating expenses for the quarter ended March 31, 2006 increased 21% compared with the same period in 2005. Personnel costs rose by $22.1 million, or 14%. Full-time equivalent employees (FTEs) were 13,049 at March 31, 2006, an increase of 649 from the same date in 2005. E-LOAN’s acquisition added 871 FTEs, and represented approximately $14 million of the total increase in personnel costs. The sale of PCE’s stores in the fourth quarter of 2005 also impacted with a reduction in FTEs of over 370. PCE’s personnel costs for the first quarter of 2006 were $2.9 million lower than the costs incurred in the first quarter of 2005. The increase in personnel costs, besides the impact of higher headcount and E-LOAN’s acquisition, was driven mostly by higher salaries, related taxes, incentive accruals, medical insurance and savings plan expenses, partially offset by lower profit sharing. As described in the paragraph below there were plan amendments in certain employee benefits plans.
As disclosed in the 2005 Annual Report, in October 2005, the Board of Directors of BPPR adopted an amendment to the Puerto Rico Retirement and Tax Qualified Retirement Restoration Plans to freeze benefits for all employees under age 30 or who had less than 10 years of credited service effective January 1, 2006 and providing 100% vesting to all employees in their accrued benefit as of December 31, 2005. The expense for these plans was remeasured as of September 30, 2005 to consider this change using a discount rate of 5.50%. Curtailment costs were considered for these plans and were included as part of the December 31, 2005 disclosures. In connection with the amendments to the plans, these employees received a base salary increase according to their age and years of service, effective January 1, 2006. Also, commencing January 1, 2006, BPPR no longer provides a deferred profit sharing plan to all its employees. The assets and liabilities of the profit sharing plan as of December 31, 2005 are being transferred to employee savings and stock plan accounts during 2006. In connection with this change, employees received a pre-determined increase in base salary effective January 1, 2006, and BPPR raised its matching contribution in the savings and stock plan. The net financial impact of the changes in the benefit plans described above for the quarter ended March 31, 2006 was not significant.
All other operating expenses for the quarter ended March 31, 2006, excluding personnel costs, increased $44.3 million, or 28%, compared with the first quarter of 2005. The increase in operating expenses incorporates the aforementioned $9.7 million pre-tax loss on the impact of the change in fiscal year of certain of the Corporation’s subsidiaries, as described in the Overview section of this MD&A. The largest cost increases for the quarter included business promotion, professional fees, net occupancy and equipment expenses, and were associated with higher advertising expenses mainly in E-LOAN, systems and application costs to support business processes, higher collection and other credit related costs to support the lending business, and increased external audit fees. E-LOAN accounted for approximately $24.4 million of the increase in operating expenses, excluding personnel costs, for the quarter ended March 31, 2006, while PCE represented a decline of approximately $5.1 million.
As presented in Table A, the Corporation’s efficiency ratio increased from 61.93% for the quarter ended March 31, 2005 to 66.51% in the same quarter in 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2005 Annual Report, in determining the efficiency ratio the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to $12.3 million in the quarter ended March 31, 2006, compared with $51.3 million in the same quarter in the previous year, and corresponded principally to net gains (losses) on the sale of investment securities and unfavorable adjustments in the valuation of investment securities. The efficiency ratio was unfavorably impacted by the $9.7 million pre-tax loss described above on the change in fiscal year at certain subsidiaries. In 2006, the Corporation has taken corporate-wide steps to implement productivity improvements and expense management controls, which in the long-run should result in efficiency improvements.
INCOME TAX
The decrease in income tax expense for the quarter ended March 31, 2006, compared with the same quarter in the previous year, was primarily due to lower pre-tax earnings for the current period and to higher exempt interest income net of the disallowance of expenses attributed to such exempt income. This decrease was partially offset by a reduction in income subject to a lower preferential tax rate on capital gains and by an additional income tax of 2.5% due to the transitory provision approved by the Government of Puerto Rico which increased the statutory tax rate in P.R. from 39% to 41.5%. As stated in the Net Interest Income section of this MD&A, although this tax rate change was effective for the full-year 2005, its approval by the government did not take effect until the third quarter of 2005 and the impact of the first nine months of 2005 was accounted in the quarter when the amended law was enacted. A portion of the capital gains realized during the first quarter of 2005 was subject to the transitory provision effective until June 30, 2005 that reduced the preferential tax rate from 12.5% to 6.25%. The effective tax rate for the quarters ended March 31, 2006 and 2005 were 24.23% and 21.04%, respectively.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting consist of Banco Popular de Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by this latter group are not allocated to the four reportable segments.
For a more complete description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 17 to the consolidated financial statements. The Corporate group, which supports the four reportable segments, had a net loss of $0.3 million in the first quarter of 2006, compared with a net gain of $34.7 million in the same quarter of 2005. During the first quarter of 2005, the Corporation’s holding companies within the Corporate group realized gains on the sale of marketable equity securities approximating $50.5 million, compared with $13.5 million in the first quarter of 2006.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The segment of Banco Popular de Puerto Rico reported a net income of $100.1 million for the quarter ended March 31, 2006, an increase of $8.8 million, or 10%, compared with the same quarter in the previous year. The main factors that contributed to the variance in results for 2006 when compared to the first quarter of 2005 included:
• Higher net interest income by $8.3 million, or 4%, which was primarily derived from the commercial banking business, which experienced a $9.4 million, or 13%, growth. This increase in commercial banking net interest income was primarily the result of a greater average volume of commercial loans, coupled with a higher yield. A substantial portion of Banco Popular de Puerto Rico’s commercial portfolio has adjustable or floating rate characteristics, thus was favorably impacted by the higher short-term interest rates experienced in 2005 and beginning of 2006. The net interest margin, however, was negatively impacted by the higher cost of funding in the rising rate scenario.
• Non-interest income grew by $20.9 million, or 22%, mainly due to higher mortgage banking revenues from the sale of loans and mortgage-backed securities. Also, there were higher credit card fees and discounts, debit card fees, revenues from the sale and administration of investment products, and service charges on deposit accounts.
• Operating expenses increased by $4.3 million, or 2%, in part associated with higher personnel costs, net occupancy, professional fees and equipment expenses, partially offset by lower business promotion expenses.
• Higher income taxes by $14.6 million, or 61%, primarily due to higher taxable income and the increase in the income tax from 39% to 41.5%, as described in the Net Interest Income section of this MD&A.

Banco Popular North America
For the quarter ended March 31, 2006, net income for the reportable segment of Banco Popular North America totaled $22.6 million, an increase of $2.7 million, or 14%, compared with the financial results for the first quarter of 2005. Main factors that contributed to this variance included:
• Net interest income grew by $4.3 million, or 5%, mostly due to an increase in the volume of earning assets, primarily investment securities and loans, mainly in the commercial portfolio. Earning assets growth was funded primarily through time deposits, including retail certificates of deposits attracted by deposit gathering campaigns at attractive rates, and brokered certificates of deposits, and short-term borrowings.
• Provision for loan losses increased by $2.1 million, or 29%, primarily due to higher net charge-offs in the consumer portfolio and growth in the commercial portfolio, partially offset by lower net charge-offs in the lease financing portfolio due to recoveries from a particular lending relationship that was originally charged-off in stages through 2004 and 2005.
• Lower non-interest income by $3.3 million, or 12%, which was mainly due to lower service fees as a result of lower check cashing and money transfer fees due to the sale of PCE operations, partially offset by higher charges on deposit accounts, mainly commercial account analyses fees, and higher gains on the sale of loans, primarily SBA loans.
• Lower operating expenses by $4.4 million, or 6%, mainly due to the sale of PCE operations, partially offset by higher expenses in business promotion and professional fees. The latter included higher costs associated with the lending business, such as appraisals and collection services, and computer service and processing fees.
• Higher income taxes by $0.9 million, or 7%, were mainly due to higher taxable income.
Popular Financial Holdings
PFH’s net loss for the quarter ended March 31, 2006, totaled $7.9 million, a decline compared with a net income of $10.5 million for the first quarter of 2005. Factors that contributed to the variance in these financial results included:
• Net interest income declined by $8.6 million, or 15%. Profit margins in the mortgage lending segment continued to tighten in the first quarter of 2006 as short-term rates continued to rise while the rates on the mortgage loans originated increased at a lesser rate. Also, the average cost of on-balance sheet securitizations rose for the quarter ended March 31, 2006 when compared to the same quarter in the previous year. This unfavorable variance due to a lower net interest margin was partially offset by higher average volume of earning assets, primarily related to the auto loan portfolio acquired from E-LOAN.
• The provision for loan losses increased by $4.2 million, or 36%, primarily due to higher net charge-offs in the mortgage and consumer loan portfolios and higher consumer non-performing assets.
• Higher non-interest income by $38.0 million was mainly due to higher gains on the sale of mortgage loans, and other revenues associated with securitizations transactions and broker loan origination services. As described in the Non-Interest Income section of this MD&A, both E-LOAN and PFH contributed to these gains through bulk loans sales and off-balance sheet securitization transactions. These favorable changes were partially offset by higher write-downs in the valuation of interest-only strips as also mentioned in the Non-Interest Income section of this MD&A.
• Operating expenses rose by $54.6 million, mainly as a result of $38.4 million in operating expenses of E-LOAN, which did not exist in the first quarter of 2005, and higher personnel costs, net occupancy and equipment expenses, among others. Also, included in operating expenses was an unfavorable impact of the change in fiscal year in the PFH reportable segment amounting to $6.2 million, as described in the Overview section of this MD&A.
• Income taxes decreased by $11.0 million mainly due to lower taxable income.
EVERTEC
EVERTEC’s net income for the quarter ended March 31, 2006 totaled $5.1 million, a decline of $1.7 million, compared with the results of the same quarter in the previous year. The principal factors that contributed to the variance in results for 2006 when compared with the first quarter of 2005 included:
• Slight growth in non-interest income of $0.2 million was the result of higher electronic transactions processing fees, in part due to business volume derived from Scandata, acquired in 2005. This favorable variance was offset by lower technology consulting fees, principally from internal projects within the Corporation. Also, the remeasurement adjustment of the Corporation’s investment in CONTADO in the Dominican Republic was lower in the first quarter of 2006 by approximately $0.4 million, compared with the first quarter of 2005. This figure is impacted by the currency exchange rate of the Dominican peso at the remeasurement date, and to the mix in the composition of monetary and non-monetary balance sheet components of the entity being remeasured. For further information on this subject, refer to Note 1 to the consolidated financial statements.

• Higher operating expenses by $1.5 million, primarily equipment expenses, personnel costs, and business promotion, partially offset by lower professional fees.
FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statement of condition.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, at period-end, is presented in Table D.
TABLE D
Loans Ending Balances

			Variance		Variance
			March 31, 2006		March 31, 2006
	March 31,	December 31,	vs.	March 31,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	March 31, 2005

Commercial, industrial and agricultural *	$12,130,325	$11,921,908	$208,417	$10,846,648	$1,283,677
Construction	1,062,659	835,978	226,681	546,610	516,049
Lease financing	1,324,867	1,308,091	16,776	1,280,729	44,138
Mortgage *	12,040,304	12,872,452	(832,148)	12,579,729	(539,425)
Consumer *	4,872,230	4,771,778	100,452	4,174,310	697,920

Total	$31,430,385	$31,710,207	($279,822)	$29,428,026	$2,002,359

*	Includes loans held-for-sale
The decline in period-end loans since December 31, 2005 was mostly associated with mortgage loans (including loans held-for-sale) and resulted principally from the pooling of $464 million in conforming mortgage loans at BPPR into Fannie Mae mortgage-backed securities that were subsequently sold to investors, and to the sale of $652 million in mortgage loans in off-balance sheet securitization transactions performed by PFH in the quarter ended March 31, 2006. The Corporation has implemented strategic changes at PFH in 2006 that should have the effect of decreasing growth of the non-prime loan portfolio at the Corporation, primarily by eliminating non-prime mortgage loan acquisitions and increasing origination and sale of prime mortgage loans as a result of the acquisition of E-LOAN. The decline in mortgage loans from December 31, 2005 was offset by growth in commercial, construction, and consumer loans as presented in Table D. The growth in commercial loans was mainly the result of new credit facilities granted during the quarter primarily to corporate clients and a higher volume on funds drawn under existing credit lines. Also, construction loans increased due to new loans granted and significant progress in construction phases at various large projects mainly in BPNA. As shown in Table E, the increase in consumer loans was mostly in auto loans, mainly from the auto loan financing subsidiary in BPPR’s reportable segment and from the retention of auto loans originated by PFH, through its subsidiary E-LOAN. The latter accounted for approximately $86 million of the increase in consumer loans from December 31, 2005. Similar factors influenced the increases (decreases) in the various loan categories when compared with March 31, 2005. In addition, within the consumer loans category, the portfolios of personal loans and credit cards experienced growth from March 31, 2005. This increase in personal loans was associated to favorable customer response to marketing efforts, primarily in BPPR. Credit cards also increased mostly as a result of higher sales volume and increased number of credit card holders attracted from novel campaigns, offers of no annual membership fees, tiered pricing and new products directed to increase Popular’s credit card market share in Puerto Rico.

TABLE E
Breakdown of Consumer Loans

			Variance		Variance
			March 31, 2006		March 31, 2006
	March 31,	December 31,	vs.	March 31,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	March 31, 2005

Personal	$2,067,366	$2,053,175	$14,191	$1,863,277	$204,089
Auto	1,667,839	1,598,634	69,205	1,328,029	339,810
Credit cards	987,480	968,550	18,930	834,202	153,278
Other	149,545	151,419	(1,874)	148,802	743

Total	$4,872,230	$4,771,778	$100,452	$4,174,310	$697,920

At March 31, 2006 and December 31, 2005, investment securities, including trading and other securities, totaled $12.7 billion, compared with $12.1 billion at March 31, 2005. Notes 5 and 6 to the consolidated financial statements provides additional information of the Corporation’s available-for-sale and held-to-maturity investment portfolios. Commencing in the quarter ended March 31, 2006, the interest-only strips derived from newly-issued PFH’s off-balance sheet securitizations are being accounted for as trading securities. As such, any valuation adjustment is being recorded as part of trading account profit (loss) in the consolidated statements of income. Interest-only strips accounted for as trading securities from PFH securitizations approximated $24 million at March 31, 2006.
The increase in goodwill and other intangible assets at March 31, 2006, compared with the same date in the previous year was mostly related with the acquisition of E-LOAN during the last quarter of 2005. Refer to Note 8 to the consolidated financial statements for further details on the composition of intangible assets.
Table F provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition. The principal variances from December 31, 2005 to March 31, 2006 were:
•	Increase in net deferred tax assets, which was primarily associated with higher unrealized losses in the investment securities available-for-sale portfolio.

•	Increase in servicing rights, which was principally related to one on-balance sheet and two off-balance sheet securitization transactions performed by PFH during the quarter ended March 31, 2006, which contributed with approximately $23 million in servicing rights at issuance date. Also, during the quarter ended March 31, 2006, PFH acquired approximately $7 million in rights to service $931 million in mortgage loans from a third-party.

•	Increase in derivative assets was primarily related to index options purchased by the Corporation from major broker-dealer companies, which returns are tied to the same stock market indexes. These were principally associated with customers deposits offered by the Corporation whose returns are tied to the performance of the Standard and Poor’s 500 (S&P 500).
The fluctuation in other assets from March 31, 2005 to the same date in 2006 was mainly the result of the following:
•	Increase in servicing rights primarily the result of securitization transactions completed by PFH in 2005 and 2006.

•	Increase in net deferred tax assets was also associated with higher unrealized losses in the investment securities available-for-sale portfolio and the deferred tax assets from E-LOAN.

•	Rise in bank-owned life insurance was related to additional funding during 2005 permitted as a result of an increased salary base resulting from the acquired banking institutions in 2004 and beginning of 2005.

•	Increase in derivative assets was the result of higher volume of index options as described in the variance above. Also, as part of the PCE sale transaction in the fourth quarter of 2005, the Corporation obtained a subordinated convertible note from ACE, the purchaser, in the amount of $19.4 million. Since the note is convertible into ACE’s common shares, the related embedded derivative was separated and accounted for at fair market value. As of March 31, 2006, the fair market value of this embedded derivative was approximately $12 million.

•	Increase in securitization advances and related assets was associated with PFH operations.
TABLE F
Breakdown of Other Assets

			Variance		Variance
			March 31, 2006		March 31, 2006
	March 31,	December 31,	vs. December 31,	March 31,	vs. March 31,
(In thousands)	2006	2005	2005	2005	2005

Net deferred tax assets	$332,761	$305,723	$27,038	$272,192	$60,569
Securitization advances and related assets	231,435	236,719	(5,284)	195,466	35,969
Bank-owned life insurance program	199,362	197,202	2,160	156,915	42,447
Servicing rights	164,384	141,489	22,895	70,041	94,343
Prepaid expenses	151,564	153,395	(1,831)	158,474	(6,910)
Derivative assets	69,990	50,246	19,744	33,287	36,703
Investments under the equity method	66,623	62,745	3,878	59,771	6,852
Others	172,543	178,281	(5,738)	133,460	39,083

Total	$1,388,662	$1,325,800	$62,862	$1,079,606	$309,056

A breakdown of the Corporation’s deposits at period-end is included in Table G:
TABLE G
Deposits ending balances

			Variance		Variance
	March 31,	December 31,	March 31, 2006 vs.	March 31,	March 31, 2006 vs.
(In thousands)	2006	2005	December 31, 2005	2005	March 31, 2005

Demand deposits *	$4,938,702	$4,415,972	$522,730	$4,257,121	$681,581
Savings, NOW and money market deposits	8,837,151	8,800,047	37,104	9,213,693	(376,542)
Time deposits	9,635,959	9,421,986	213,973	8,257,863	1,378,096

Total	$23,411,812	$22,638,005	$773,807	$21,728,677	$1,683,135

*	Includes interest and non-interest bearing demand deposits.
The increase in demand deposits at March 31, 2006 from December 31, 2005 and March 31, 2005 was primarily associated with commercial checking accounts and deposits in trust. The increase in time deposits from March 31, 2005 was related to IRA deposits, interest rate campaigns for retail certificates of deposit, and new products launched, including BPPR’s World Equity Index CDs, which contributed with $86 million in deposits at the offering date. Brokered certificates of deposit, included in the category of time deposits, totaled $1.0 billion at March 31, 2006, compared with $842 million at March 31, 2005 and $1.2 billion at December 31, 2005.
The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $137 million at March 31, 2006, $119 million as of December 31, 2005 and $64 million as of March 31, 2005.
At March 31, 2006, borrowed funds totaled $20.9 billion, compared with $21.3 billion at December 31, 2005 and $19.6 billion at March 31, 2005. The Federal Home Loan Banks (FHLB) provide funding to the Corporation’s banking subsidiaries through advances. At March 31, 2006 and December 31, 2005, the Corporation had short-term and long-term borrowings under these credit facilities totaling $1.3 billion and $1.7 billion, respectively. At March 31, 2005, these borrowings totaled $2.1 billion. Such advances are collateralized by securities and mortgages loans, do not have restrictive covenants and in the most part do not have any callable features.
Other liabilities declined from December 31, 2005 to March 31, 2006 as reflected in the consolidated statements of condition included in the consolidated financial statements. As explained in the 2005 Annual Report and the Overview section of this MD&A, in 2005, certain of the Corporation’s non-banking subsidiaries continued to have a fiscal year ended on November 30, 2005. In preparing the consolidated statement of condition as of December 31, 2005, management had to reverse an intercompany elimination in order to reinstall loans outstanding to third parties. The impact of this reversal resulted in an increase of $429 million in the caption of other liabilities at year-end 2005.

This intercompany transaction was not outstanding at March 31, 2006. As explained in the Overview section of this MD&A, all of the Corporation’s subsidiaries have aligned their closing periods to that of the Corporation; as such timing differences no longer exist.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at March 31, 2006, December 31, 2005 and March 31, 2005. Also, the disclosures of accumulated other comprehensive loss, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss). The increase in stockholders’ equity since March 31, 2005 was due in part to earnings retention and from approximately $216 million in capital derived from the issuance of new shares of common stock under the subscription rights offering that took effect in the fourth quarter of 2005. These favorable variances were partially offset by a higher unrealized loss position in the valuation of the available-for-sale securities portfolio by $124 million.
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2006 and 2005, and December 31, 2005 are presented on Table H. At March 31, 2006, December 31, 2005 and March 31, 2005, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
The average tangible equity amounted to $2.9 billion at March 31, 2006, compared to $2.7 billion at December 31, 2005 and $2.6 billion at March 31, 2005. Total tangible equity was $2.7 billion at March 31, 2006 and December 31, 2005, and $2.5 billion at March 31, 2005. The average tangible equity to average tangible assets ratio was 6.01% at March 31, 2006, 5.86% at December 31, 2005 and 5.81% at March 31, 2005.
TABLE H
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005

Risk-based capital
Tier I capital	$3,660,551	$3,540,270	$3,337,612
Supplementary (Tier II) capital	407,638	403,355	372,923

Total capital	$4,068,189	$3,943,625	$3,710,535

Risk-weighted assets
Balance sheet items	$29,963,042	$29,557,342	$27,406,208
Off-balance sheet items	2,338,272	2,141,922	1,639,509

Total risk-weighted assets	$32,301,314	$31,699,264	$29,045,717

Average assets	$48,045,828	$47,415,254	$44,748,930

Ratios:
Tier I capital (minimum required — 4.00%)	11.33%	11.17%	11.49%
Total capital (minimum required — 8.00%)	12.59%	12.44%	12.77%
Leverage ratio *	7.62%	7.47%	7.46%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
At March 31, 2006, the capital adequacy minimum requirement for Popular, Inc. was: Total Capital of $2,584,105, Tier I Capital of $1,292,053, and a Tier I Leverage of $1,441,375 based on a 3% ratio or $1,921,833 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET ACTIVITIES
The Corporation conducts asset securitizations that involve the transfer of mortgage loans to qualifying special purpose entities (QSPE), which in turn transfer these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. The off-balance sheet mortgage loans securitizations conducted prior to 2001 and in 2005 and 2006, qualified for sale accounting based on the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and as such, these trusts are not consolidated in the Corporation’s financial statements. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity, or the securitization trust funds. At March 31, 2006 and 2005, these trusts held approximately $2.3 billion and $0.7 billion, respectively, in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $2.2 billion and $0.7 billion at March 31, 2006 and 2005, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only strips. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights retained by the Corporation are recorded in the statements of condition at the lower of cost or market value, while the interest-only strips are recorded at fair value. Refer to the Critical Accounting Policies / Estimates section in the 2005 Annual Report for further information.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table I summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters ended March 31, 2006 and 2005.
TABLE I
Allowance for Loan Losses and Selected Loan Losses Statistics

	First Quarter
(Dollars in thousands)	2006		2005		Variance

Balance at beginning of period	$461,707		$437,081		$24,626
Allowance purchased	—		3,685		(3,685)
Provision for loan losses	48,947		44,336		4,611
Impact of change in reporting period *	2,510		1,586		924

	513,164		486,688		26,476

Losses charged to the allowance:
Commercial	12,453		15,659		(3,206)
Lease financing	5,016		5,123		(107)
Mortgage	11,317		10,143		1,174
Consumer	31,232		23,533		7,699

Subtotal	60,018		54,458		5,560

Recoveries:
Commercial	4,359		5,743		(1,384)
Lease financing	3,786		2,794		992
Mortgage	131		133		(2)
Consumer	6,899		7,322		(423)

Subtotal	15,175		15,992		(817)

Net loans charged-off:
Commercial	8,094		9,916		(1,822)
Lease financing	1,230		2,329		(1,099)
Mortgage	11,186		10,010		1,176
Consumer	24,333		16,211		8,122

Subtotal	44,843		38,466		6,377

Balance at end of period	$468,321		$448,222		$20,099

Ratios:
Net charge-offs to average loans held-in-portfolio	0.58		0.55
Provision to net charge-offs	1.09	x	1.15	x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in the Overview section and in the 2005 Annual Report).

Also, Table J presents annualized net charge-offs to average loans by loan category for the quarters ended March 31, 2006 and 2005.

TABLE J
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended March 31,
	2006	2005

Commercial and construction	0.25%	0.35%
Lease financing	0.37	0.72
Mortgage	0.37	0.35
Consumer	2.02	1.58

	0.58%	0.55%

The decline in commercial and construction loans net charge-offs to average loans held-in-portfolio ratio in the first quarter of 2006 compared with the same quarter in the previous year was mostly associated with portfolio growth and to the mix of the commercial loan portfolio to include a higher proportion of real estate secured loans. The improved credit quality trend was also the result of the continuing identification and monitoring of potential problem loans.
The decrease in lease financing net charge-offs to average loans held-in-portfolio in the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005 was related principally to lower net charge-offs in a grown portfolio at Popular Auto in Puerto Rico, coupled with the favorable impact of net recoveries in the first quarter of 2006 at the Corporation’s leasing subsidiary in the U.S. mainland. The recoveries were primarily associated to a particular customer lending relationship which was substantially charged-off during 2004 and 2005. This lending relationship is related to a vendor who had filed bankruptcy in 2004.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio for the quarter ended March 31, 2006 remained relatively stable when compared with the same quarter in the previous year. Although non-performing mortgage loans have increased since December 31, 2005, as shown in Table K, historically, the Corporation has experienced low level of losses in its mortgage portfolio as a result of adequate collateral securing the loans. The increase in delinquency levels has been experienced in both BPPR and PFH reportable segments. Deteriorating economic conditions have impacted the mortgage delinquency rates, primarily in P.R.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio for the first quarter of 2006 rose when compared with the similar quarter in 2005, primarily due to a growth in the unsecured portfolio, mainly in credit cards and personal loans, higher net charge-offs in the auto loan portfolio and deteriorating economic conditions.
NON-PERFORMING ASSETS
A summary of non-performing assets, which include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table K, along with certain credit quality ratios. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2005 Annual Report.

TABLE K
Non-Performing Assets

					$Variance			$Variance
		As a percentage		As a percentage	March 31, 2006		As a percentage	March 31, 2006
	March 31,	of loans HIP	December 31,	of loans HIP	vs.	March 31,	of loans HIP	vs.
(Dollars in thousands)	2006	by category	2005	by category	December 31, 2005	2005	by category	March 31, 2005

Commercial and construction	$138,602	1.1%	$133,746	1.1%	$4,856	$141,132	1.2%	($2,530)
Lease financing	3,455	0.3	2,562	0.2	893	3,034	0.2	421
Mortgage	407,433	3.5	371,885	3.0	35,548	401,775	3.5	5,658
Consumer	36,170	0.7	39,316	0.8	(3,146)	28,872	0.7	7,298

Total non-performing loans	585,660	1.9	547,509	1.8	38,151	574,813	2.0	10,847
Other real estate	82,352		79,008		3,344	64,775		17,577

Total non-performing assets	$668,012		$626,517		$41,495	$639,588		$28,424

Accruing loans past due 90 days or more	$90,770		$86,662		$4,108	$61,294		$29,476

Non-performing assets to loans held-in-portfolio	2.16%		2.02%			2.27%
Non-performing assets to total assets	1.37		1.29			1.42
Allowance for loan losses to loans held-in-portfolio	1.52		1.49			1.59
Allowance for loan losses to non-performing assets	70.11		73.69			70.08
Allowance for loan losses to non-performing loans	79.96		84.33			77.98

The increase in non-performing assets since December 31, 2005 was primarily in mortgage loans as a result of higher delinquencies in both the Puerto Rico and the U.S. mainland portfolios, mainly reflected in BPPR and PFH’s mortgage loan portfolios resulting from economic conditions.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA/VA and other insured mortgage loans, and mortgage loans delinquent included in the Corporation’s financial statements pursuant to the GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying Ginnie Mae mortgage-backed securities must report as their own assets defaulted loans that they have the option to purchase, even when they elect not to exercise the option. Also, accruing loans ninety days or more include residential conventional loans purchased from other financial institutions that although delinquent, the Corporation has received timely payment from the sellers / servicers, and in most instances have partial guarantees under recourse agreements.
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of the risks in the loan portfolios. In evaluating the adequacy of the allowance for loan losses, the Corporation’s management considers current economic conditions, loan portfolio composition and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The methodology used to establish the allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of March 31, 2006, there have been no significant changes in evaluation methods or assumptions from December 31, 2005 that had an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
The Corporation considers a commercial loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The following table shows the Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at March 31, 2006, December 31, 2005 and March 31, 2005.

	March 31, 2006		December 31, 2005		March 31, 2005
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$70.9	$20.7	$69.6	$20.4	$83.8	$28.3
No valuation allowance required	46.7	—	46.3	—	59.5	—

Total impaired loans	$117.6	$20.7	$115.9	$20.4	$143.3	$28.3

Average impaired loans during the first quarter of 2006 and 2005 were $120 million and $128 million, respectively. The Corporation recognized interest income on impaired loans of $0.9 million and $0.7 million for the quarters ended March 31, 2006 and March 31, 2005, respectively.
In addition to the non-performing loans included in Table K, there were $28 million of loans at March 31, 2006, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2005 and March 31, 2005, these potential problem loans approximated $30 million and $49 million, respectively.
Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at March 31, 2006, adjusted non-performing assets would have been $632 million or 2.05% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 85.23%. At December 31, 2005, adjusted non-performing assets would have been $587 million or 1.89% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 90.85%. At March 31, 2005, adjusted non-performing assets would have been $611 million or 2.17% of loans held-in-portfolio and the allowance to non-performing loans would have been 82.10%.
The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the level of net loan losses, the loan portfolio mix which includes a high proportion of real estate secured loans, and the methodology established to evaluate the adequacy of the allowance for loan losses.
As explained in the 2005 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. Puerto Rico’s share of the Corporation’s total loan portfolio has decreased from 59% at the end of 1999 to approximately 45% at March 31, 2006. The Corporation’s assets and revenue composition by geographical area and by business segment reporting is further presented in Note 17 to the consolidated financial statements.
Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its Government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Puerto Rico Commonwealth’s government has led nationally recognized rating agencies to downgrade its debt obligations and they may consider further downgrades in the future. It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. At March 31, 2006, the Corporation had $893 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $123 million are uncommitted lines of credit. Of this total, $742 million in loans were outstanding at March 31, 2006. A substantial portion of the credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues.
Furthermore, the economic uncertainty that exists in Puerto Rico caused by disagreements between the local legislative and executive branches of the Government of Puerto Rico regarding the tax and fiscal reform on the budget approval issue, coupled with increases in the price of petroleum and other consumer goods, are aggravating the concerns over the economic situation of the Island. Economic indicators demonstrate a pattern of debilitation. The partial shutdown of government offices and public schools, the potential loss of jobs in the industrial sector, along with the rising interest rates, may affect the possibilities of economic growth in Puerto Rico. This may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Refer to Item 1A. Risk Factors included in Part II-Other Information on this Form 10-Q for further information on Puerto Rico’s current economic condition and government debt ratings.
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
The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates, which were described in the 2005 Annual Report, have remained substantially constant from the end of 2005. Due to the importance of critical assumptions in measuring market risk, the risk models currently incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products and estimates on the duration of the Corporation’s deposits. Potential interest rate scenarios continue to be modified in response to economic developments and their impact on interest rate outlooks.
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
Computations of the prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, interest rate spreads, loan prepayments and deposit decay. Thus, they should not be relied upon as indicative of actual results. Furthermore, the computations do not contemplate actions that management could take to respond to changes in interest rates. By their nature, these forward-looking computations are only estimates and may be different from what actually may occur in the future.
Based on the results of the sensitivity analyses as of March 31, 2006, the Corporation’s net interest income for the next twelve months is estimated to decrease by $25.3 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $6.6 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at March 31, 2006. These estimated changes are within the policy guidelines established by the Board of Directors.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation’s involvement in derivative activities since December 31, 2005 has not resulted in significant changes to its statement of condition or results of operations for the period ended March 31, 2006. Refer to Note 7 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (CONTADO) and Centro Financiero BHD, S.A (BHD) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly inflationary environments in which the effects are included in other operating income in the consolidated statements of income, as described below.
At March 31, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $36 million at December 31, 2005 and March 31, 2005. The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of March 31, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 86% at quarter-end, the Corporation continued to apply the remeasurement accounting as of March 31, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the first quarter of 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $33.50 at March 31, 2006. During the quarter ended March 31, 2006, approximately $197 thousand in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. Net remeasurement gains totaled $864 thousand for the quarter ended March 31, 2005. These remeasurement gains / losses will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.
LIQUIDITY
Liquidity risk may arise whenever the Corporation’s ability to raise cash and the runoff of its assets are substantially less than the runoff of its liabilities and its commitments to fund loans, meet customer deposit withdrawals and other cash commitments. The Corporation has established policies and procedures to assist it in remaining sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress.
The Corporation has adopted contingency plans for raising financing under stress scenarios, where important sources of funds that are usually fully available are temporarily not willing to lend to the Corporation. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes, committed credit lines, and loan facilities put in place with the FHLB and the FED. The Corporation has a substantial amount of assets available for raising funds through non-traditional channels and is confident that it has adequate alternatives to rely on under a scenario where some primary funding sources are temporarily unavailable.
The Corporation’s liquidity position is closely monitored on an ongoing basis. Management believes that available sources of liquidity are adequate to meet the funding needs in the normal course of business.

The composition of the Corporation’s financing to total assets at March 31, 2006 and December 31, 2005 follows.

			% increase (decrease)
			from	% of total assets
	March 31,	December 31,	December 31, 2005 to	March 31,	December 31,
(Dollars in millions)	2006	2005	March 31, 2006	2006	2005

Non-interest bearing deposits	$4,454	$3,958	12.5%	9.2%	8.1%
Interest-bearing core deposits	13,908	13,699	1.5	28.6	28.2
Other interest-bearing deposits	5,050	4,981	1.4	10.4	10.2
Federal funds and repurchase agreements	8,315	8,702	(4.4)	17.1	17.9
Other short-term borrowings	2,646	2,700	(2.0)	5.5	5.6
Notes payable	9,933	9,894	0.4	20.4	20.3
Others	798	1,241	(35.7)	1.6	2.6
Stockholders’ equity	3,488	3,449	1.1	7.2	7.1

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 78% of total deposits at March 31, 2006. Certificates of deposit with denominations of $100 thousand and over at March 31, 2006 represented 22% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$2,112,184
3 to 6 months	857,401
6 to 12 months	798,591
Over 12 months	1,281,298

$5,049,474

As of March 31, 2006, there have been no significant changes in the Corporation’s funding activities and strategy disclosed in the MD&A included in Popular, Inc.’s 2005 Annual Report for the year ended December 31, 2005. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2005. Refer to Note 9 to the consolidated financial statements for the Corporation’s involvement in certain commitments at March 31, 2006.
Risks to Liquidity
Maintaining adequate credit ratings on Popular’s debt issues is an important factor for liquidity, because credit ratings affect the ability of the Corporation to attract funds from various sources on a cost competitive basis. Credit ratings by the major credit rating agencies are an important component of the Corporation’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
In early August 2005, Fitch, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. This rating outlook continued to be in effect as of March 31, 2006. In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial and / or business trends, which if left unchanged, may result in a rating change. The Corporation is also rated by two other nationally recognized credit rating agencies. Management has not been advised by these agencies of any potential changes to either the Corporation’s ratings or rating outlook.

Following the announcement by the Corporation of the acquisition of E-LOAN, Fitch expressed concerns indicating that, while the Corporation’s capital profile is acceptable for current ratings, the level of tangible common equity would fall following the E-LOAN acquisition as a result of the intangibles recorded, primarily goodwill and trademark. Also, the outlook change considered the risk of greater exposure to the non-prime lending business. Management evaluated such concerns and has taken actions to address them. As described in the 2005 Annual Report, in the fourth quarter of 2005, the Corporation issued additional shares of common stock to strengthen the level of tangible equity capital. Furthermore, strategic changes have been implemented at PFH that should have the effect of decreasing the growth of the non-prime loan portfolio at the Corporation.
The Corporation and BPPR’s debt ratings at March 31, 2006 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $15 million at March 31, 2006.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At March 31, 2006, the Corporation had $868 million in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.
Management believes that there have been no significant changes in liquidity risk compared with the disclosures in Popular, Inc.’s 2005 Annual Report for the year ended December 31, 2005.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except that, as previously stated in “Management’s Report to Stockholders” included in Popular, Inc.’s Form 10-K for the year ended December 31, 2005, the Corporation remediated the design of the control associated with the presentation and classification of certain cash flows. The consolidated statement of cash flows for the year ended December 31, 2005 was fairly stated, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
Puerto Rico Current Economic Condition
On May 1, 2006, as a result of a lack of current budgetary funds and lack of legislative authorization for the Government of Puerto Rico (“the Government”) to obtain a loan, the Government closed a number of government agencies for the remainder of its current fiscal year, which ends on June 30, 2006. This partial shutdown includes the closing of the Island’s public schools and indirectly forced the closing of government offices at certain municipalities. Approximately 95,000 public employees have been placed on unpaid leave until the budgetary crisis is resolved. Government officials are discussing legislation that would provide new sources of tax revenues to the Government and allow it to obtain a loan from the Government Development Bank for Puerto Rico to cover the budgetary deficit.
The current economic uncertainty that exists in Puerto Rico caused by the disagreements of the legislative and executive branches of the Government regarding the tax and fiscal reform and the budget approval, coupled with increases in the price of petroleum and other consumer goods, are aggravating the concerns over the economic situation of the Island. The partial shutdown of government offices and public schools, the increase in petroleum prices, along with rising interest rates, may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.
The Corporation, through its lending subsidiaries in Puerto Rico, is granting credit extensions, subject to strict requirements and qualifications, on certain mortgage and consumer loans of government employees or entities which revenues are derived from government contracts. Also, the Corporation may be subject to collection delays for receivables on revenues related to data processing and other technology services provided to Government agencies and certain municipalities in Puerto Rico.
Rating Downgrades on the Government of Puerto Rico’s debt obligations
Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations and they may consider further downgrades in the future.
On May 8, 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list” for possible further downgrade. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Even assuming the enactment of significant measures, Moody’s believes that budget deficits and fiscal imbalance could continue in the coming years.
It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the current budgetary crisis and ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2006 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

January 1 — January 31	235,357	$21.06	235,357	8,824,842
February 1 — February 28	210,906	19.95	210,906	8,613,936
March 1 — March 31	—	—	—	8,613,936

Total March 31, 2006	446,263	$20.54	446,263	8,613,936

Item 6.	Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ Jorge A. Junquera Jorge A. Junquera Senior Executive Vice President & Chief Financial Officer

Date: May 10, 2006	By:	/s/ Ileana González Quevedo Ileana González Quevedo Senior Vice President & Corporate Comptroller