Form 10-Q
period 2006-06-30
POPULAR INC
filed 2006-08-09
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
Commission File Number: 000-13818
POPULAR, INC.
(Exact name of registrant as specified in its charter)

Puerto Rico	66-0667416

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Popular Center Building
209 Muñoz Rivera Avenue, Hato Rey
San Juan, Puerto Rico	00918

(Address of principal executive offices)	(Zip code)
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
     ☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value, 278,609,514 shares outstanding as of August 2, 2006.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands, except share information)	2006	2005	2005

ASSETS
Cash and due from banks	$848,892	$906,397	$936,019

Money market investments:
Federal funds sold	245,500	186,000	406,205
Securities purchased under agreements to resell	366,143	554,770	613,659
Time deposits with other banks	8,879	8,653	6,218

	620,522	749,423	1,026,082

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	6,112,628	6,110,179	5,135,340
Other investment securities available-for-sale	4,776,670	5,606,407	6,701,603
Investment securities held-to-maturity, at amortized cost	420,398	153,104	177,987
Other investment securities, at lower of cost or realizable value	312,042	319,103	330,350
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	212,637	343,659	314,263
Other trading securities	163,633	175,679	142,023
Loans held-for-sale, at lower of cost or market value	606,620	699,181	489,699

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	—	208,774	662,823
Other loans held-in-portfolio	31,915,006	31,099,865	28,280,396
Less – Unearned income	304,994	297,613	283,129
Allowance for loan losses	483,815	461,707	456,954

	31,126,197	30,549,319	28,203,136

Premises and equipment, net	592,704	596,571	580,031
Other real estate	83,658	79,008	68,671
Accrued income receivable	245,998	245,646	214,767
Other assets	1,515,682	1,325,800	1,121,151
Goodwill	656,189	653,984	527,633
Other intangible assets	105,044	110,208	46,074

	$48,399,514	$48,623,668	$46,014,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,370,437	$3,958,392	$4,932,560
Interest bearing	19,079,083	18,679,613	18,086,939

	23,449,520	22,638,005	23,019,499
Federal funds purchased and assets sold under agreements to repurchase	7,926,731	8,702,461	7,866,169
Other short-term borrowings	2,656,936	2,700,261	1,998,981
Notes payable	10,198,675	9,893,577	9,085,270
Subordinated notes	—	—	125,000
Other liabilities	704,547	1,240,002	649,501

	44,936,409	45,174,306	42,744,420

Commitments and contingencies (See Note 11)

Minority interest in consolidated subsidiaries	112	115	101

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875

Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 291,718,358 shares issued (December 31, 2005 – 289,407,190; June 30, 2005 – 280,394,613) and 278,293,561 shares outstanding (December 31, 2005 – 275,955,391; June 30, 2005 – 266,933,015)	1,750,310	1,736,443	1,682,368
Surplus	490,631	452,398	287,628
Retained earnings	1,576,499	1,456,612	1,333,655
Accumulated other comprehensive loss, net of tax of ($110,267) (December 31, 2005 – ($58,292); June 30, 2005 – $336)	(334,789)	(176,000)	(12,901)
Treasury stock – at cost, 13,424,797 shares (December 31, 2005 – 13,451,799; June 30, 2005 – 13,461,598)	(206,533)	(207,081)	(207,317)

	3,462,993	3,449,247	3,270,308

	$48,399,514	$48,623,668	$46,014,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2006	2005	2006	2005

INTEREST INCOME:
Loans	$613,792	$510,184	$1,205,627	$1,015,505
Money market investments	7,906	7,906	15,888	15,440
Investment securities	133,274	120,689	266,807	235,056
Trading account securities	7,065	8,317	15,925	14,375

	762,037	647,096	1,504,247	1,280,376

INTEREST EXPENSE:
Deposits	135,961	99,688	260,372	196,744
Short-term borrowings	127,074	77,376	251,877	143,179
Long-term debt	133,223	112,602	266,455	225,737

	396,258	289,666	778,704	565,660

Net interest income	365,779	357,430	725,543	714,716
Provision for loan losses	67,096	49,936	116,043	94,272

Net interest income after provision for loan losses	298,683	307,494	609,500	620,444
Service charges on deposit accounts	47,324	45,132	94,793	88,824
Other service fees (See Note 12)	80,017	83,841	160,363	162,856
Net (loss) gain on sale and valuation adjustment of investment securities	(14,424)	561	(2,084)	51,811
Trading account profit	1,830	19,668	13,305	23,431
Gain on sale of loans	29,054	15,274	76,315	25,090
Other operating income	40,185	25,982	70,127	44,035

	482,669	497,952	1,022,319	1,016,491

OPERATING EXPENSES:
Personnel costs:
Salaries	126,700	115,807	262,232	231,349
Pension, profit sharing and other benefits	39,783	38,445	82,303	78,819

	166,483	154,252	344,535	310,168
Net occupancy expenses	28,629	25,881	57,267	50,695
Equipment expenses	33,973	30,230	67,170	58,844
Other taxes	10,929	9,465	21,170	18,720
Professional fees	38,488	27,316	75,566	54,899
Communications	17,293	15,262	34,593	30,939
Business promotion	31,991	25,667	64,814	45,920
Printing and supplies	4,291	4,589	8,923	9,126
Other operating expenses	28,072	29,396	56,903	57,339
Impact of change in fiscal period of certain subsidiaries	—	—	9,741	—
Amortization of intangibles	2,831	2,141	5,552	4,383

	362,980	324,199	746,234	641,033

Income before income tax and cumulative effect of accounting change	119,689	173,753	276,085	375,458
Income tax	22,308	41,393	60,201	83,826

Income before cumulative effect of accounting change	97,381	132,360	215,884	291,632
Cumulative effect of accounting change, net of tax	—	—	—	3,607

NET INCOME	$97,381	$132,360	$215,884	$295,239

NET INCOME APPLICABLE TO COMMON STOCK	$94,403	$129,382	$209,928	$289,283

BASIC EARNINGS PER COMMON SHARE (EPS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.34	$0.48	$0.75	$1.07

DILUTED EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.34	$0.48	$0.75	$1.07

BASIC EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.34	$0.48	$0.75	$1.08

DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.34	$0.48	$0.75	$1.08

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements .

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2006	2005

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,736,443	1,680,096
Common stock issued under the Dividend Reinvestment Plan	2,475	2,241
Issuance of common stock	11,312	—
Stock options exercised	80	31

Balance at end of period	1,750,310	1,682,368

Surplus:
Balance at beginning of year	452,398	278,840
Common stock issued under the Dividend Reinvestment Plan	5,733	7,062
Issuance of common stock	28,281	—
Issuance cost of common stock	1,502	—
Stock options expense on unexercised options	1,525	1,639
Stock options exercised	192	87
Transfer from retained earnings	1,000	—

Balance at end of period	490,631	287,628

Retained earnings:
Balance at beginning of year	1,456,612	1,129,793
Net income	215,884	295,239
Cash dividends declared on common stock	(89,041)	(85,421)
Cash dividends declared on preferred stock	(5,956)	(5,956)
Transfer to surplus	(1,000)	—

Balance at end of period	1,576,499	1,333,655

Accumulated other comprehensive loss:
Balance at beginning of year	(176,000)	35,454
Other comprehensive loss, net of tax	(158,789)	(48,355)

Balance at end of period	(334,789)	(12,901)

Treasury stock – at cost:
Balance at beginning of year	(207,081)	(206,437)
Purchase or common stock	—	(1,467)
Reissuance of common stock	548	587

Balance at end of period	(206,533)	(207,317)

Total stockholders’ equity	$3,462,993	$3,270,308

Disclosure of changes in number of shares:

	June 30,	December 31,	June 30,
	2006	2005	2005

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock – Issued:
Balance at beginning of year	289,407,190	280,016,007	280,016,007
Issued under the Dividend Reinvestment Plan	412,445	728,705	373,430
Issuance of common stock	1,885,380	8,614,620	—
Stock options exercised	13,343	47,858	5,176

Balance at end of period	291,718,358	289,407,190	280,394,613

Treasury stock	(13,424,797)	(13,451,799)	(13,461,598)

Common Stock – Outstanding	278,293,561	275,955,391	266,933,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Net income	$97,381	$132,360	$215,884	$295,239

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	369	(182)	(317)	(428)
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(123,859)	155,416	(215,824)	(4,303)
Reclassification adjustment for losses (gains) included in net income	14,424	(561)	2,084	(51,288)
Net gain (loss) on cash flow hedges	2,710	(4,317)	3,910	(1,779)
Reclassification adjustment for (gains) losses included in net income	(778)	2,388	(617)	2,999

	(107,134)	152,744	(210,764)	(54,799)
Income tax benefit (expense)	27,610	(38,001)	51,975	6,444

Total other comprehensive (loss) income, net of tax	(79,524)	114,743	(158,789)	(48,355)

Comprehensive income	$17,857	$247,103	$57,095	$246,884

Disclosure of accumulated other comprehensive loss:

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Foreign currency translation adjustment	($36,632)	($36,315)	($35,958)

Minimum pension liability adjustment	(2,354)	(2,354)	—
Tax effect	918	918	—

Net of tax amount	(1,436)	(1,436)	—

Unrealized (losses) gains on securities available-for-sale	(409,430)	(195,690)	22,914
Tax effect	110,440	57,297	(317)

Net of tax amount	(298,990)	(138,393)	22,597

Unrealized gains (losses) on cash flows hedges	3,117	(176)	113
Tax effect	(1,091)	77	(19)

Net of tax amount	2,026	(99)	94

Cumulative effect of accounting change, net of tax	243	243	366

Accumulated other comprehensive loss, net of tax	($334,789)	($176,000)	($12,901)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$215,884	$295,239
Less: Cumulative effect of accounting change, net of tax	—	3,607
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	(6,129)	—

Net income before cumulative effect of accounting change and change in fiscal period	222,013	291,632

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	42,506	40,619
Provision for loan losses	116,043	94,272
Amortization of intangibles	5,552	4,383
Amortization of servicing assets	28,290	8,367
Net loss (gain) on sale and valuation adjustment of investment securities	2,084	(51,811)
Net gain on disposition of premises and equipment	(2,269)	(10,870)
Net gain on sale of loans	(76,315)	(25,090)
Net amortization of premiums and accretion of discounts on investments	14,358	20,847
Net amortization of premiums and deferred loan origination fees and costs	66,709	59,128
Earnings from investments under the equity method	(6,163)	(4,570)
Stock options expense	1,585	1,661
Net disbursements on loans held-for-sale	(3,547,436)	(1,978,319)
Acquisitions of loans held-for-sale	(846,117)	(615,701)
Proceeds from sale of loans held-for-sale	3,834,624	1,902,684
Net decrease in trading securities	1,000,341	845,886
Net (increase) decrease in accrued income receivable	(1,966)	71
Net increase in other assets	(21,991)	(8,896)
Net increase in interest payable	9,886	8,080
Net increase in deferred income tax	(22,134)	(7,027)
Net increase in postretirement benefit obligation	2,755	1,600
Net decrease in other liabilities	(63,653)	(31,638)

Total adjustments	536,689	253,676

Net cash provided by operating activities	758,702	545,308

Cash flows from investing activities:
Net decrease (increase) in money market investments	129,048	(116,598)
Purchases of investment securities:
Available-for-sale	(211,139)	(2,361,017)
Held-to-maturity	(16,847,432)	(15,933,757)
Other	(32,202)	(54,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	761,858	1,755,912
Held-to-maturity	16,580,599	16,114,677
Other	39,263	26,484
Proceeds from sale of investment securities available-for-sale	44,474	139,455
Net (disbursements) repayments on loans	(490,550)	860,387
Proceeds from sale of loans	212,791	63,740
Acquisition of loan portfolios	(175,856)	(1,214,096)
Assets acquired, net of cash	(418)	(180,744)
Acquisition of premises and equipment	(63,469)	(81,142)
Proceeds from sale of premises and equipment	26,762	25,463

Net cash used in investing activities	(26,271)	(955,630)

Cash flows from financing activities:
Net increase in deposits	811,499	1,755,066
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(888,881)	1,391,596
Net decrease in other short-term borrowings	(150,183)	(1,150,607)
Payments of notes payable	(1,210,735)	(1,399,363)
Proceeds from issuance of notes payable	682,406	118,139
Dividends paid	(93,249)	(91,309)
Proceeds from issuance of common stock	47,293	9,399
Treasury stock acquired	—	(1,467)

Net cash (used in) provided by financing activities	(801,850)	631,454

Cash effect of change in fiscal period of certain subsidiaries and change in accounting principle	11,914	(1,572)

Net (decrease) increase in cash and due from banks	(57,505)	219,560
Cash and due from banks at beginning of period	906,397	716,459

Cash and due from banks at end of period	$848,892	$936,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of operations and basis of presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance services through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America (“BPNA”) in California, Texas, Illinois, New York, New Jersey and Florida. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings, Inc. (“PFH”), offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its subsidiary E-LOAN, Inc. (“E-LOAN”), provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. EVERTEC serves customers in 11 Latin American countries. Also, the Corporation recently incorporated EVERTEC USA, Inc. with plans to expand its service offerings in the U.S. mainland. Note 19 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”). As previously described in the Corporation’s 2005 Annual Report on Form 10-K (the “2005 Annual Report”) for the year ended December 31, 2005, in that year, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. In 2005, the impact of this change in net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the first quarter, and corresponded to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005. In the first quarter of 2006, the Corporation completed the second phase of the two-year plan, as such the financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) were included in a separate line within operating expenses in the consolidated statement of operations for the six months ended June 30, 2006. The financial impact amounted to a loss of $9.7 million (before tax). After tax, this change resulted in a net loss of $6.1 million, which was included in the quarterly results for the period ended March 31, 2006 and thus, as part of the results of the six-month period ended June 30, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation had aligned their year-end closings to December 31st, similar to the parent holding company. There were no unadjusted significant intervening events resulting from the difference in fiscal periods, which management believed could have materially affected the financial position or results of operations of the Corporation for the periods presented.
The statement of condition data as of December 31, 2005 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of June 30, 2006, December 31, 2005 and June 30, 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2005, included in the Corporation’s 2005 Annual Report.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At June 30, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income (December 31, 2005 — $36 million; June 30, 2005 — $36 million).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of June 30, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 83% at quarter-end, the Corporation continued to apply the remeasurement accounting as of June 30, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the first six months of 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $32.53 at June 30, 2006. During the quarter and six months ended June 30, 2006, approximately $391 thousand and $588 thousand, respectively, in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. The net remeasurement (losses) gains totaled ($533) thousand and $331 thousand for quarter and six months ended June 30, 2005, respectively. These remeasurement gains (losses) will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.
Other event
The Corporation exercised certain Tag Along Rights granted under the Shareholders Agreement dated as of March 2, 1999 by and among Telecomunicaciones de Puerto Rico, Inc. (“TelPRI”), GTE International Telecommunications Incorporated, GTE Holdings (Puerto Rico) LLC, Popular and Puerto Rico Telephone Authority and entered into a Joinder Agreement dated as of May 4, 2006 (the “Joinder Agreement”) by and among Popular, GTE Holdings and Sercotel S.A. de C.V. (“Sercotel”). Pursuant to the Joinder Agreement, Popular has agreed to sell to Sercotel all the shares of common stock of TelPRI owned by Popular under similar terms and conditions set forth in the Stock Purchase Agreement dated as of April 2, 2006, by and between Sercotel and GTE Holdings. The estimated gain net of taxes for Popular is approximately $86.0 million; however, such gain is subject to purchase price adjustments at the date of the closing. The transaction is expected to close early in 2007 subject to obtaining the necessary governmental and regulatory approvals.

Note 2 – Recent Accounting Developments
SFAS No. 123-R “Share-Based Payments”
In December 2004, the Financial Accounting Standard Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect anticipated forfeitures and the expected outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. Also, SFAS 123-R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. The Corporation prospectively applied SFAS No. 123-R to its financial statements as of January 1, 2006. The impact of this adoption was not significant for the results of the quarter and six months ended June 30, 2006. Refer to Note 13 to these consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
SFAS No. 153 “Exchanges of Nonmonetary Assets”
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The entity’s future cash flows are expected to significantly change if either of the following criteria is met: a) the configuration (risk, timing, and amount) of the future cash flows of the asset(s) received differs significantly from the configuration of the future cash flows of the asset(s) transferred; or b) the entity-specific value of the asset(s) received differs from the entity-specific value of the asset(s) transferred, and the difference is significant in relation to the fair values of the assets exchanged. A qualitative assessment will, in some cases, be conclusive in determining that the estimated cash flows of the entity are expected to significantly change as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows upon adoption in 2006.
SFAS No. 154 “Accounting Changes and Error Corrections”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. SFAS No. 154 did not have a significant impact on the statement of condition or results of operations upon adoption in 2006.

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
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133;

•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives;

•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
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
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
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
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (FIN 48)
In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
FIN 48 is applicable to all uncertain positions for taxes accounted for under SFAS 109, “Accounting for Income Taxes,” and is not intended to be applied by analogy to other taxes, such as sales taxes, value-added taxes, or property taxes. Significant elements of the new guidance include the following:
•	Recognition: A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.

•	Measurement: The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

•	Change in judgment: The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold.

•	Interest/Penalties: A taxpayer is required to accrue interest and penalties that, under relevant tax law, the taxpayer would be regarded as having incurred. Accordingly, under FIN 48, interest would start to accrue in the period that it would begin accruing under the relevant tax law, and penalties should be accrued in the first period for which a position is taken (or is expected to be taken) on a tax return that would give rise to the penalty. How a company classifies interest and penalties in the income statement is an accounting policy decision. The company should disclose that policy and the amounts recognized.

•	Balance sheet classification: Liabilities resulting from FIN 48 are classified as long-term, unless payment is expected within the next 12 months.

•	Disclosures: FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.

After considering other applicable guidance (such as the guidance that the Emerging Issues Task Force specifies in Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination)”, a company should record the change in net assets that results from the application of the Interpretation as an adjustment to retained earnings.
The accounting provisions of FIN 48 will be effective for the Corporation beginning January 1, 2007. The Corporation is in the process of determining the impact, if any, that the adoption of this accounting interpretation may have on its financial condition and results of operations.
Note 3 — Restrictions on cash and due from banks and highly liquid securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $583 million at June 30, 2006 (December 31, 2005 — $584 million; June 30, 2005 — $586 million). Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at June 30, 2006, the Corporation had securities with a market value of $443 thousand (December 31, 2005 — $549 thousand; June 30, 2005 — $692 thousand) segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at June 30, 2006, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets (December 31, 2005 — $600 thousand; June 30, 2005 — $600 thousand).
As part of a line of credit facility with a financial institution, at June 30, 2006, the Corporation maintained restricted cash of $1.9 million as collateral for the line of credit (December 31, 2005 — $2.4 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
Note 4 – Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Investment securities available-for-sale	$2,799,279	$2,566,668	$3,156,792
Investment securities held-to-maturity	808	953	1,257
Loans	11,100,286	11,835,842	10,411,283

	$13,900,373	$14,403,463	$13,569,332

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of June 30, 2006, December 31, 2005 and June 30, 2005 were as follows:

	AS OF JUNE 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$524,093	—	$46,330	$477,763
Obligations of U.S. Government sponsored entities	7,440,298	—	288,943	7,151,355
Obligations of Puerto Rico, States and political subdivisions	120,410	$70	5,801	114,679
Collateralized mortgage obligations	1,790,277	6,762	28,898	1,768,141
Mortgage-backed securities	1,285,786	2,464	50,331	1,237,919
Equity securities	68,294	2,748	925	70,117
Others	69,327	698	701	69,324

	$11,298,485	$12,742	$421,929	$10,889,298

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$528,378	$14	$24,067	$504,325
Obligations of U.S. Government sponsored entities	7,867,613	540	157,477	7,710,676
Obligations of Puerto Rico, States and political subdivisions	107,864	631	1,841	106,654
Collateralized mortgage obligations	1,854,843	8,209	14,289	1,848,763
Mortgage-backed securities	1,396,246	6,251	28,755	1,373,742
Equity securities	68,521	15,120	1,107	82,534
Others	88,568	1,324	—	89,892

	$11,912,033	$32,089	$227,536	$11,716,586

	AS OF JUNE 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$553,267	$16	$8,634	$544,649
Obligations of U.S. Government sponsored entities	7,626,640	42,100	42,705	7,626,035
Obligations of Puerto Rico, States and political subdivisions	167,897	5,419	942	172,374
Collateralized mortgage obligations	1,692,703	6,683	7,970	1,691,416
Mortgage-backed securities	1,600,601	15,738	12,725	1,603,614
Equity securities	47,767	22,302	394	69,675
Others	124,788	5,045	653	129,180

	$11,813,663	$97,303	$74,023	$11,836,943

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, December 31, 2005 and June 30, 2005:

	AS OF JUNE 30, 2006
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,418	$342	$19,076
Obligations of U.S. Government sponsored entities	3,519,349	157,756	3,361,593
Obligations of Puerto Rico, States and political subdivisions	44,386	1,024	43,362
Collateralized mortgage obligations	732,872	16,340	716,532
Mortgage-backed securities	205,765	29,321	176,444
Equity securities	35,716	925	34,791
Others	14,261	701	13,560

	$4,571,767	$206,409	$4,365,358

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$504,675	$45,988	$458,687
Obligations of U.S. Government sponsored entities	3,920,947	131,187	3,789,760
Obligations of Puerto Rico, States and political subdivisions	55,232	4,777	50,455
Collateralized mortgage obligations	313,094	12,558	300,536
Mortgage-backed securities	957,443	21,010	936,433

	$5,751,391	$215,520	$5,535,871

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$524,093	$46,330	$477,763
Obligations of U.S. Government sponsored entities	7,440,296	288,943	7,151,353
Obligations of Puerto Rico, States and political subdivisions	99,618	5,801	93,817
Collateralized mortgage obligations	1,045,966	28,898	1,017,068
Mortgage-backed securities	1,163,208	50,331	1,112,877
Equity securities	35,716	925	34,791
Others	14,261	701	13,560

	$10,323,158	$421,929	$9,901,229

	AS OF DECEMBER 31, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$9,854	$136	$9,718
Obligations of U.S. Government sponsored entities	4,401,412	69,250	4,332,162
Obligations of Puerto Rico, States and political subdivisions	18,070	33	18,037
Collateralized mortgage obligations	672,546	6,394	666,152
Mortgage-backed securities	486,266	9,406	476,860
Equity securities	22,168	915	21,253

	$5,610,316	$86,134	$5,524,182

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$499,148	$23,931	$475,217
Obligations of U.S. Government sponsored entities	3,379,970	88,227	3,291,743
Obligations of Puerto Rico, States and political subdivisions	54,680	1,808	52,872
Collateralized mortgage obligations	238,254	7,895	230,359
Mortgage-backed securities	672,428	19,349	653,079
Equity securities	3,837	192	3,645

	$4,848,317	$141,402	$4,706,915

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$509,002	$24,067	$484,935
Obligations of U.S. Government sponsored entities	7,781,382	157,477	7,623,905
Obligations of Puerto Rico, States and political subdivisions	72,750	1,841	70,909
Collateralized mortgage obligations	910,800	14,289	896,511
Mortgage-backed securities	1,158,694	28,755	1,129,939
Equity securities	26,005	1,107	24,898

	$10,458,633	$227,536	$10,231,097

	AS OF JUNE 30, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$54,942	$317	$54,625
Obligations of U.S. Government sponsored entities	3,249,909	30,400	3,219,509
Obligations of Puerto Rico, States and political subdivisions	19,197	141	19,056
Collateralized mortgage obligations	443,224	5,659	437,565
Mortgage-backed securities	809,680	8,455	801,225
Equity securities	7,641	394	7,247
Others	6,526	653	5,873

	$4,591,119	$46,019	$4,545,100

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$488,504	$8,317	$480,187
Obligations of U.S. Government sponsored entities	1,009,693	12,305	997,388
Obligations of Puerto Rico, States and political subdivisions	45,223	801	44,422
Collateralized mortgage obligations	92,450	2,311	90,139
Mortgage-backed securities	250,154	4,270	245,884

	$1,886,024	$28,004	$1,858,020

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$543,446	$8,634	$534,812
Obligations of U.S. Government sponsored entities	4,259,602	42,705	4,216,897
Obligations of Puerto Rico, States and political subdivisions	64,420	942	63,478
Collateralized mortgage obligations	535,674	7,970	527,704
Mortgage-backed securities	1,059,834	12,725	1,047,109
Equity securities	7,641	394	7,247
Others	6,526	653	5,873

	$6,477,143	$74,023	$6,403,120

At June 30, 2006, “Obligations of Puerto Rico, States and political subdivisions” include approximately $56 million in Commonwealth of Puerto Rico Appropriation Bonds which rating was downgraded by Moody’s Investors Service to Ba1, one notch below investment grade, in May 2006. At that time, Moody’s commented that this action reflected the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. In July 2006, this credit rating agency maintained the credit rating, but removed the Puerto Rico Government obligations from its watch list for further downgrades as the Government of Puerto Rico approved the 2007 fiscal year budget and established a new sales tax. A percentage of this sales tax is designated to be used as a revenue source to repay Puerto Rico Government Obligations. Future rating stability will be subject to the Government’s actions to reduce operating expenditures, improve managerial and budgetary controls, and eliminate the reliance on loans from the Government Development Bank for Puerto Rico, the Commonwealth’s fiscal agent, to cover operating deficits. Standard & Poor’s (S&P), another nationally recognized credit rating agency, rated the Appropriation Bonds BBB-, which is still considered investment grade. As of June 30, 2006, the appropriation bonds indicated above represented approximately $4.5 million in net unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities at June 30, 2006, except for the obligations of the Puerto Rico government described above, are primarily associated with U.S. government sponsored entities and Treasury obligations, and to a lesser extent, U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities at June 30, 2006 are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the quarter and six months ended June 30, 2006, the Corporation recognized through earnings approximately $15.0 million and $16.9 million, respectively, in losses in interest-only securities available-for-sale that management considered to be other-than-temporarily impaired. For the six months ended June 30, 2005 the impairment adjustment amounted to $1.9 million and was associated with interest-only securities and equity securities.
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

	June 30, 2006		December 31, 2005		June 30, 2005
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,797,323	$1,758,590	$1,790,840	$1,776,604	$1,859,220	$1,866,276
FHLB	7,354,827	7,073,831	7,480,188	7,327,736	7,474,253	7,474,274
Freddie Mac	1,243,039	1,212,853	1,244,044	1,228,566	1,053,794	1,048,215

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of June 30, 2006, December 31, 2005 and June 30, 2005 were as follows:

		AS OF JUNE 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$314,408	—	$64	$314,344
Obligations of Puerto Rico, States and political subdivisions	73,043	$367	527	72,883
Collateralized mortgage obligations	433	—	24	409
Others	32,514	50	28	32,536

	$420,398	$417	$643	$420,172

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of other U.S. Government sponsored entities	$42,011	—	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	78,248	$2,845	134	80,959
Collateralized mortgage obligations	497	—	27	470
Others	32,348	315	10	32,653

	$153,104	$3,160	$196	$156,068

	AS OF JUNE 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$54,115	$154	$52	$54,217
Obligations of Puerto Rico, States and political subdivisions	75,252	4,640	118	79,774
Collateralized mortgage obligations	547	—	60	487
Others	48,073	684	10	48,747

	$177,987	$5,478	$240	$183,225

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, December 31, 2005 and June 30, 2005:

	AS OF JUNE 30, 2006
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$307,460	$61	$307,399
Obligations of Puerto Rico, States and political subdivisions	25,830	328	25,502
Others	7,636	28	7,608

	$340,926	$417	$340,509

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$6,948	$3	$6,945
Obligations of Puerto Rico, States and political subdivisions	25,993	199	25,794
Collateralized mortgage obligations	433	24	409
Others	250	—	250

	$33,624	$226	$33,398

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$314,408	$64	$314,344
Obligations of Puerto Rico, States and political subdivisions	51,823	527	51,296
Collateralized mortgage obligations	433	24	409
Others	7,886	28	7,858

	$374,550	$643	$373,907

	AS OF DECEMBER 31, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	3,605	20	3,585
Others	1,000	10	990

	$46,616	$55	$46,561

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,533	$114	$22,419
Collateralized mortgage obligations	497	27	470
Others	250	—	250

	$23,280	$141	$23,139

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	26,138	134	26,004
Collateralized mortgage obligations	497	27	470
Others	1,250	10	1,240

	$69,896	$196	$69,700

	AS OF JUNE 30, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$27,004	$52	$26,952
Others	750	10	740

	$27,754	$62	$27,692

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,037	$118	$22,919
Collateralized mortgage obligations	547	60	487
Others	250	—	250

	$23,834	$178	$23,656

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$27,004	$52	$26,952
Obligations of Puerto Rico, States and political subdivisions	23,037	118	22,919
Collateralized mortgage obligations	547	60	487
Others	1,000	10	990

	$51,588	$240	$51,348

Note 7 – Retained Interests on Sales of Mortgage Loans
During the six months ended June 30, 2006, the Corporation retained servicing responsibilities and other residual interests on various securitization transactions and whole loan sales of residential mortgage loans performed by various subsidiaries. Refer to Note 1 to the audited consolidated financial statements included in Popular’s 2005 Annual Report for the accounting policies followed by the Corporation with respect to mortgage servicing rights (“MSRs”) and interest-only strips (“IOs”). Also, refer to the Critical Accounting Policies / Estimates section of the Management’s Discussion and Analysis included in the 2005 Annual Report for valuation methodologies used by the Corporation in determining the fair value of these retained interests.
Popular Financial Holdings
During the six-month period ended June 30, 2006, the Corporation, through its consumer lending subsidiary PFH, retained MSRs and IOs on mortgage loans securitizations.
During 2006, the Corporation has conducted two asset securitizations that involved the transfer of mortgage loans to qualifying special purpose entities (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. Approximately, $652 million in adjustable (“ARM”) and fixed-rate loans were securitized and sold by PFH during 2006, with a gain on sale of approximately $11.5 million. As part of these transactions, the Corporation recognized MSRs of $12 million and IOs of $23 million.
When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is not permitted to derecognize the transferred financial assets and the transaction is accounted for as a secured borrowing (“on-balance sheet securitization”). The loans transferred to the trusts are included on the statement of condition as loans pledged as collateral for secured borrowings.
During 2006, the Corporation has completed two on-balance sheet securitizations consisting of approximately $898 million in ARM and fixed-rate loans. As part of these transactions, the Corporation recognized mortgage servicing rights of $16 million.
IOs retained as part of off-balance sheet securitizations of non-prime mortgage loans prior to 2006 had been classified as investment securities available-for-sale and are presented at fair value in the unaudited consolidated statements of condition. PFH’s IOs classified as available-for-sale as of June 30, 2006 amounted to $48 million.
Commencing in January 2006, the IOs derived from newly-issued PFH’s off-balance sheet securitizations are being accounted for as trading securities. As such, any valuation adjustment related to these particular IOs is being recorded as part of trading account profit (loss) in the consolidated statements of income. Interest-only strips accounted for as trading securities from PFH securitizations approximated $24 million at June 30, 2006.
The Corporation reviews the IOs for potential impairment on a quarterly basis and records impairment in accordance with SFAS No. 115 and EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” During the quarter and six months ended June 30, 2006, the Corporation recorded other-than-temporary impairment losses of $15.0 million and $16.9 million, respectively, related with the IOs derived from off-balance sheet securitizations.

     Key economic assumptions used in measuring the retained interests at the date of the off-balance sheet and on-balance sheet securitizations performed during the six-month period ended June 30, 2006 were:

		MSRs
		Fixed-rate	ARM
	IOs	loans	loans

Average prepayment speed	28% (Fixed-rate loans)	28%	35%
	35% (ARM loans)
Weighted average life of collateral (in years)	2.4 to 2.5 years	3.5 years	2.4 to 2.6 years
Expected credit losses (annual rate)	1.7% to 2.7%	—	—
Discount rate (annual rate)	15%	14% - 16%	14% - 16%

As of June 30, 2006, key economic assumptions used to estimate the fair value of IOs and MSRs derived from PFH’s securitizations and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

		MSRs
(In thousands)	IOs	Fixed-rate loans	ARM loans

Carrying amount of retained interests	$72,147	$46,404	$41,237
Fair value of retained interests	$72,147	$47,877	$45,985
Weighted average life of collateral (in years)	2.1 years	3.1 years	2.1 years
Average prepayment speed (annual rate)	28% (Fixed-rate loans)	28%	35%
	35% (ARM loans)
Impact on fair value of 10% adverse change	$(4,565)	$129	$(509)
Impact on fair value of 20% adverse change	(7,712)	(21)	(975)
Weighted average discount rate (annual rate)	17%	16%	16%
Impact on fair value of 10% adverse change	$(3,431)	$(1,163)	$(822)
Impact on fair value of 20% adverse change	(6,638)	(2,274)	(1,625)
Expected credit losses (annual rate)	1.28% to 2.73%	—	—
Impact on fair value of 10% adverse change	$(3,862)	—	—
Impact on fair value of 20% adverse change	(7,717)	—	—

PFH as servicer collects prepayment penalties on a substantial portion of the underlying serviced loans, as such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.
Banking subsidiaries
In addition, the Corporation’s banking subsidiaries retain servicing responsibilities on the sale of wholesale mortgage loans. Also, servicing responsibilities are retained under pooling / selling arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized have fixed rates. Under the servicing agreements, the banking subsidiaries do not earn significant prepayment penalties on the underlying loans serviced.
Key economic assumptions used in measuring the MSRs at the date of the securitizations and whole loan sales by the banking subsidiaries performed during the six months ended June 30, 2006 were:

MSRs

Weighted average prepayment speed	12.6%
Weighted average life of collateral (in years)	11.1 years
Weighted average expected credit losses (annual rate)	—
Weighted average discount rate (annual rate)	10.0%

As of June 30, 2006, key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

(In thousands)	MSRs

Carrying amount of retained interests	$67,602
Fair value of retained interests	$78,786
Weighted average life of collateral (in years)	9.2 years
Weighted average prepayment speed (annual rate)	12.0%
Impact on fair value of 10% adverse change	$(2,212)
Impact on fair value of 20% adverse change	(4,321)
Weighted average discount rate (annual rate)	10.5%
Impact on fair value of 10% adverse change	$(2,318)
Impact on fair value of 20% adverse change	(4,731)

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
Note 8 – Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2005 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities in the second quarter of 2006:
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of June 30, 2006 and December 31, 2005 were as follows:
As of June 30, 2006

			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$80,000	$177	$155	$13	—

Liability Hedges
Interest rate swaps	$390,000	$3,539	—	$2,301	—

Year ended December 31, 2005

			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$95,500	$20	$420	($244)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with terms over one month. These securities are hedging a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at June 30, 2006 have a maximum remaining maturity of 75 days.
During 2006, the Corporation entered into interest rate swap contracts to convert floating rate debt to fixed rate debt with the objective of minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swaps have a maximum remaining maturity of 2.8 years.
Fair Value Hedges
Derivative financial instruments designated as fair value hedges outstanding as of June 30, 2006 and December 31, 2005 were as follows:
As of June 30, 2006

			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Ineffectiveness

Asset Hedges
Interest rate swaps	$60,000	$43	—	$2

Year ended December 31, 2005

			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Ineffectiveness

Asset Hedges
Interest rate swaps	$534,623	$3,145	—	($388)

The interest rate swaps outstanding at June 30, 2006 were entered to hedge the change in fair value of loans acquired and originated prior to securitization. The net gains representing the hedge ineffectiveness are reported as part of interest income.
At December 31, 2005, the Corporation had outstanding interest rate swaps designated as fair value hedges to protect its exposure to the changes in fair value resulting from movements in the benchmark interest rate of fixed rate assets, particularly loans and investment securities. These interest rate swaps were terminated during the first quarter of 2006.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at June 30, 2006 and December 31, 2005 were as follows:
June 30, 2006

		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$439,116	$1,118	$307
Futures contracts	2,000	—	4
Call options and put options	16,500	78	—
Interest rate swaps associated with:
— short-term borrowings	400,000	5,396	—
— bond certificates issued in an on-balance sheet securitization	301,281	930	—
— financing of auto loan portfolio held-for-investment	385,018	3,740	—
— auto loans approvals locked interest rates	28,461	39	—
— swaps with corporate clients	348,893	—	10,561
— swaps offsetting position of corporate client swaps	348,893	10,561	—
— investment securities	20,850	33	34
Credit default swap	33,463	—	105
Foreign currency and exchange rate commitments with clients	179	—	2
Foreign currency and exchange rate commitments offsetting clients’ positions	179	2	—
Interest rate caps	1,277,370	9,385	—
Interest rate caps for benefit of corporate clients	50,000	—	287
Indexed options on deposits	195,213	27,572	—
Indexed options on S&P Notes	31,152	3,745	—
Embedded options	240,930	14,471	32,789
Mortgage rate lock commitments	238,707	149	293

Total	$4,358,205	$77,219	$44,382

December 31, 2005

		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$486,457	$15	$1,691
Futures contracts	11,500	17	—
Call options and put options	47,500	114	—
Interest rate swaps associated with:
— brokered certificates of deposit	157,088	—	3,226
— short-term borrowings	400,000	—	—
— financing of auto loan portfolio held-for-investment	209,222	851	—
— auto loans approvals locked interest rates	26,297	—	13
— swaps with corporate clients	293,331	—	2,361
— swaps offsetting position of corporate client swaps	293,331	2,361	—
— investment securities	40,250	837	—
Foreign currency and exchange rate commitments with clients	252	—	32
Foreign currency and exchange rate commitments offsetting clients’ positions	252	32	—
Interest rate caps	1,650,907	12,215	—
Indexed options on deposits	122,711	17,715	—
Indexed options on S&P Notes	31,152	3,626	—
Embedded options	170,121	10,593	24,398
Mortgage rate lock commitments	234,938	330	—

Total	$4,175,309	$48,706	$31,721

Interest Rates Swaps
At December 31, 2005, the Corporation had outstanding interest rate swaps that economically hedged the exposure of certain brokered certificates of deposit to changes in fair value due to movements in the benchmark interest rate. The terms of the interest rate swaps were identical to the terms of the callable certificates of deposit. These interest rate swap agreements were terminated in the first quarter of 2006.
At the end of the second quarter of 2006, the Corporation entered into an interest rate swap to economically hedge the payments of the bonds certificates offered as part of an on-balance sheet securitization. This swap contract will be marked-to-market quarterly and recognized as part of interest expense.
Note 9 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005, allocated by reportable segment, and in the case of Banco Popular de Puerto Rico, as an additional disclosure, by business area, were as follows (refer to Note 19 for the definition of the Corporation’s reportable segments):

		Purchase
	Balance at	accounting		Balance at
(In thousands)	January 1, 2006	adjustments	Other	June 30, 2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,110	—	—	4,110
Banco Popular North America	404,447	—	($210)	404,237
Popular Financial Holdings	152,623	$2,415	—	155,038
EVERTEC	43,131	—	—	43,131

Total Popular, Inc.	$653,984	$2,415	($210)	$656,189

			Purchase
	Balance at	Goodwill	accounting	Balance at
(In thousands)	January 1, 2005	acquired	adjustments	June 30, 2005

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	3,322	$513	—	3,835
Banco Popular North America	309,709	112,965	($1,270)	421,404
Popular Financial Holdings	9,514	—	—	9,514
EVERTEC	39,090	3,914	203	43,207

Total Popular, Inc.	$411,308	$117,392	($1,067)	$527,633

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period.
The amount included in the “other” category during 2006 for Banco Popular North America reportable segment is related to the sale of the remaining retail outlets of Popular Cash Express (“PCE”) operations to PLS Financial during the first quarter of 2006. The increase in goodwill during the six months ended June 30, 2005 was mostly related to the Kislak acquisition.
No goodwill was written-down during the six months ended June 30, 2006 and 2005.
At June 30, 2006 and December 31, 2005, other than goodwill, the Corporation had $59 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark. At June 30, 2005, the Corporation had $65 thousand of identifiable intangibles with an indefinite useful life related to a trademark. The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2006		December 31, 2005		June 30, 2005
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$76,956	$44,741	$76,956	$40,848	$95,898	$54,490
Other customer relationships	8,593	1,273	8,175	507	2,400	144
Other intangibles	9,320	2,729	9,320	1,807	3,443	1,098

Total	$94,869	$48,743	$94,451	$43,162	$101,741	$55,732

During the quarter and six months ended June 30, 2006, the Corporation recognized $2.8 million and $5.6 million, respectively, in amortization expense related to other intangible assets with definite lives (June 30, 2005 — $2.1 million and $4.4 million, respectively).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2006	$11,203
2007	9,126
2008	7,455
2009	6,594
2010	5,739
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 10 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Federal funds purchased	$1,164,177	$1,500,575	$1,179,570
Assets sold under agreements to repurchase	6,762,554	7,201,886	6,686,599

	$7,926,731	$8,702,461	$7,866,169

Other short-term borrowings consisted of:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Advances with FHLB paying interest monthly at:
—fixed rates ranging from 5.24% to 5.39% (June 30, 2005 – 2.31% to 3.56%)	$400,000	$475,000	$427,500
—floating rate with a spread of 0.06% over the fed funds rate (Fed Funds rate at June 30, 2006 was 5.00%; June 30, 2005 – 3.38%)	105,000		100,000

Advances under credit facilities with other institutions at:
—fixed rates ranging from 5.33% to 5.35% (June 30, 2005 – 2.80% to 3.77%)	60,000	282,734	125,335
—floating rates ranging from 0.45% to 2.00% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2006 was 5.33%)	87,872	29,274
—a floating rate of 0.20% (June 30, 2005 – 0.16% to 1.75%) over the 3-month LIBOR rate (3-month LIBOR rate at June 30, 2006 was 5.48%; June 30, 2005 – 3.52%)	10,000	20,000	21,144

Commercial paper at rates ranging from 4.75% to 5.37% (June 30, 2005 – 2.71% to 3.18%)	62,224	419,423	148,650

Term funds purchased at:
—fixed rates ranging from 5.02% to 5.36% (June 30, 2005 – 3.07% to 3.33%)	1,275,000	1,122,000	1,176,000
—floating rate with a spread over the 1-month LIBOR rate		350,000
—floating rates with a spread ranging from 0.06% to 0.08% over the fed funds rate (Fed Funds rate at June 30, 2006 was 5.00%; June 30, 2005 – 3.38%)	647,200

Others	9,640	1,830	352

	$2,656,936	$2,700,261	$1,998,981

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2005, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable and subordinated notes outstanding consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Advances with FHLB:
—maturing from 2006 through 2028 paying interest at fixed rates ranging from 2.51% to 6.98% (June 30, 2005 - 1.77% to 6.98%)	$527,625	$906,623	$973,700
—maturing in 2008 paying interest at a floating rate of 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2006 was 5.33%; June 30, 2005 – 3.34%)	250,000	250,000	250,000
—maturing from 2006 through 2007 paying interest at floating rates tied to 1 and 3-month LIBOR rates	11,000	12,250	165,250

Advances under revolving lines of credit with maturities until 2007 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2006 was 5.33%)	347,178	195,008

Term notes with maturities ranging from 2006 through 2010 paying interest semiannually at fixed rates ranging from 3.25% to 6.39% (June 30, 2005 – 2.40% to 7.29%)	2,712,601	2,427,113	2,426,095

Term notes with maturities until 2009 paying interest quarterly at floating rates ranging from 0.35% to 0.40% (June 30, 2005 – 0.35% to 0.45%) over the 3-month LIBOR rate (3-month LIBOR rate at June 30, 2006 was 5.48%; June 30, 2005 – 3.52%)	469,074	54,988	60,450

Term notes with maturities ranging from 2013 through 2030 paying interest monthly at fixed rates ranging from 3.00% to 7.54% (June 30, 2005 – 3.00% to 7.14%)	14,689	15,883	17,132

Secured borrowings with maturities until 2014 paying interest monthly at fixed rates ranging from 3.05% to 7.12% (June 30, 2005 – 2.83% to 7.12%)	3,093,397	3,241,677	2,531,347

Secured borrowings with maturities until 2014 paying interest monthly at rates ranging from 5.34% to 10.99% (June 30, 2005 – 4.23% to 7.54%) which are tied to the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2006 was 5.33%; June 30, 2005 – 3.34%)	1,888,914	1,905,953	1,773,364

Notes linked to the S&P500 Index maturing in 2008	34,014	33,703	32,383

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 15)	849,672	849,672	849,672

Subordinated notes maturing on December 2005 paying interest semi-annually at 6.75%			125,000

Mortgage notes and other debt	511	707	5,877

	$10,198,675	$9,893,577	$9,210,270

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2005, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Note 11 – Commitments and Contingencies
In the normal course of business, the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at June 30, 2006 were $18 million and $161 million, respectively (December 31, 2005 — $22 million and $177 million; June 30, 2005 — $27 million and $215 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which were not reflected in the accompanying financial statements.
At June 30, 2006, the Corporation recorded a liability of $696 thousand (December 31, 2005 — $548 thousand; June 30, 2005 — $385 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under standby letters of credit issued or modified after December 31, 2002. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
The Corporation fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated to $4.2 billion at June 30, 2006 (December 31, 2005 — $4.0 billion; June 30, 2005 — $3.8 billion). In addition, at June 30, 2006, the Corporation fully and unconditionally guaranteed $824 million of capital securities (December 31, 2005 and June 30, 2005 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the first quarter of 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 12 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005

Credit card fees and discounts	$22,371	$20,058	$44,944	$38,583
Debit card fees	15,085	13,193	30,004	26,215
Insurance fees	14,411	12,761	26,552	24,434
Processing fees	10,939	10,470	21,218	20,577
Other	17,211	27,359	37,645	53,047

Total	$80,017	$83,841	$160,363	$162,856

Note 13 – Stock Option and Other Incentive Plans
Since 2001, the Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at June 30, 2006 under the original terms of the Stock Option Plan. The aggregate number of shares of common stock which may be issued under the Incentive Plan is limited to 10,000,000 shares, subject to adjustments for stock splits, recapitalizations and similar events.
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
Under SFAS No. 123-R, the compensation cost related to the Stock Option Plan is being recognized in full for those employees that, as of quarter-end, had attained their minimum required eligible age for retirement, since the vesting is accelerated at retirement. The impact of SFAS No. 123-R related to the Stock Option Plan resulted in additional expense of $187 thousand for the six months ended June 30, 2006.
The following table presents information on stock options at June 30, 2006:
(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
			(in years)	(fully vested)

$14.39 - $18.50	1,569,650	$15.81	6.23	1,190,638	$15.69
$19.25 - $27.20	1,640,710	$25.29	8.01	783,348	$24.97

$14.39 - $27.20	3,210,360	$20.65	7.14	1,973,986	$19.37

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2005	2,584,620	$18.76
Granted	707,342	27.20
Exercised	(47,858)	16.14
Forfeited	(20,401)	22.18

Outstanding at December 31, 2005	3,223,703	$20.63
Granted	—	—
Exercised	(13,343)	15.93
Forfeited	—	—

Outstanding at June 30, 2006	3,210,360	$20.65

The stock options exercisable at June 30, 2006 totaled 1,973,986 (June 30, 2005 — 1,099,164).
The fair value of the options was estimated on the date of the grants using the Black-Scholes Option Pricing Model. The weighted average assumptions used for the grants issued during 2005 were:

2005

Expected dividend yield	2.56%
Expected life of options	10 years
Expected volatility	17.54%
Risk-free interest rate	4.16%
Weighted average fair value of options granted (per option)	$5.95

There were no new grants issued by the Corporation under the Stock Option Plan during 2006.
The cash received from the stock options exercised during the quarter ended June 30, 2006 amounted to $100 thousand. For the six months ended June 30, 2006, the cash received from stock options exercised amounted to $213 thousand.
The Corporation recognized $0.8 million in stock option expense for the quarter ended June 30, 2006, with a tax benefit of $0.3 million (June 30, 2005 — $0.9 million, with a tax benefit of $0.3 million). For the six months ended June 30, 2006, the Corporation recognized $1.6 million in stock option expense, with a tax benefit of $0.6 million (June 30, 2005 — $1.7 million, with a tax benefit of $0.6 million). The total unrecognized compensation cost at June 30, 2006 related to non-vested stock option awards was $5.2 million, and is expected to be recognized over a weighted-average period of 1.8 years.
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
No additional compensation cost related to the Incentive Plan was recognized by the Corporation during the quarter and six-month period ended June 30, 2006 as a result of the adoption of SFAS No. 123-R.
The following table summarizes the restricted stock activity and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Outstanding at January 1, 2005	—	—
Granted	172,622	$27.65
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	172,622	$27.65
Granted	444,036	20.54
Exercised	—	—
Forfeited	(1,010)	19.95

Outstanding at June 30, 2006	615,648	$22.54

During the quarters ended June 30, 2006 and 2005, no shares of restricted stock were awarded under the Incentive Plan for corporate executive officers. During the six-month period ended June 30, 2006, the Corporation granted 444,036 shares of restricted stock for corporate executive officers (June 30, 2005 — 172,622). Also, during 2006, the Compensation Committee approved incentive awards under the Incentive Plan based on the 2006 performance, payable in the form of restricted stock. Shares of restricted stock will be granted at the beginning of 2007 subject to the attainment of the established performance goals for 2006.
During the quarter ended June 30, 2006, the Corporation recognized $0.8 million (June 30, 2005 - $0.4 million) of restricted stock expense related to the executive officers’ incentive awards, with an income tax benefit of $0.3 million (June 30, 2005 — $0.2 million). For the six-month period ended June 30, 2006, the Corporation recognized $2.1 million (June 30, 2005 — $1.2 million) of restricted stock expense related to the executive officers’ incentive awards, with an income tax benefit of $0.8 million (June 30, 2005 — $0.5 million). The total unrecognized compensation cost related to non-vested restricted stock awards was $14 million and is expected to be recognized over a weighted-average period of 2.7 years.
During the quarter ended June 30, 2006, the Corporation granted 28,583 (June 30, 2005 – 25,658) shares of restricted stock under the Incentive Plan to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $0.1 million (June 30, 2005 - $0.1 million) of restricted stock expense related to these restricted stock grants. For the six-month period ended June 30, 2006, the Corporation granted 29,859 (June 30, 2005 — 26,843) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $0.3 million (June 30, 2005 — $0.3 million) of restricted stock expense related to these restricted stock grants.

Note 14 – Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and six months ended June 30, 2006 and 2005 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Six months ended		Quarters ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$3,135	$3,940	$6,270	$7,831	$262	$240	$524	$480
Interest cost	7,641	7,438	15,282	14,876	400	313	800	626
Expected return on plan assets	(9,931)	(10,281)	(19,909)	(20,181)	(264)	(203)	(528)	(406)
Amortization of asset obligation	—	(215)	—	(430)	—	—	—	—
Amortization of prior service cost	44	100	88	200	(13)	(27)	(26)	(54)
Amortization of net loss	488	17	976	34	276	147	552	294

Total net periodic cost	$1,377	$999	$2,707	$2,330	$661	470	$1,322	940

During the quarter ended June 30, 2006, contributions made to the pension and restoration plans approximated $1.4 million.
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
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2006 and 2005 were as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Service cost	$687	$679	$1,399	$1,353
Interest cost	1,927	2,067	3,854	4,134
Amortization of prior service cost	(262)	(262)	(524)	(524)
Amortization of net loss	240	423	480	846

Total net periodic cost	$2,592	$2,907	$5,209	$5,809

As of June 30, 2006, contributions made to the postretirement benefit plan approximated $3.6 million.
Note 15 – Trust Preferred Securities
At June 30, 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46-R.

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
(In thousands, including reference notes)

					Popular North
	BanPonce		Popular Capital		America Capital		Popular Capital
Issuer	Trust I		Trust I		Trust I		Trust II

Issuance date	February 1997		October 2003		September 2004		November 2004
Capital securities	$144,000		$300,000		$250,000		$130,000
Distribution rate	8.327%		6.700%		6.564%		6.125%
Common securities	$4,640		$9,279		$7,732		$4,021
Junior subordinated debentures aggregate liquidation amount	$148,640		$309,279		$257,732		$134,021
Stated maturity date	February 2027		November 2033		September 2034		December 2034
Reference notes	(a),(c),(e),(f),(g	)	(b),(d),(f	)	(a),(c),(f	)	(b),(d),(f	)

(a)	Statutory business trust that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150,000. In 2003, the Corporation reacquired $6,000 of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval. A capital treatment event would include a change in the regulatory capital treatment of the capital securities as a result of the recent accounting changes affecting the criteria for consolidation of variable interest entities such as the trust under FIN 46R.

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.
The Capital Securities of Popular Capital Trust I and Popular Capital Trust II are traded on the NASDAQ under the symbols “BPOPN” and “BPOPM”, respectively.
Under the Federal Reserve Board’s risk-based capital guidelines, the capital securities are includable in the Corporation’s Tier I capital.
Note 16 – Stockholders’ Equity
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $317 million at June 30, 2006 (December 31, 2005 — $316 million; June 30, 2005 — $285 million). During the six months ended June 30, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the six months ended June 30, 2005.
Note 17 – Earnings per Common Share
The computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except share information)	2006	2005	2006		2005

Net income	$97,381	$132,360	$215,884		$295,239
Less: Preferred stock dividends	2,978	2,978	5,956		5,956

Net income applicable to common stock after cumulative effect of accounting change	$94,403	$129,382	$209,928		$289,283

Net income applicable to common stock before cumulative effect of accounting change	$94,403	$129,382	$209,928		$285,676

Average common shares outstanding	278,354,043	267,038,028	278,220,693		266,940,776
Average potential common shares	282,176	442,529	305,794		514,134

Average common shares outstanding – assuming dilution	278,636,219	267,480,557	278,526,487		267,454,910

Basic earnings per common share before cumulative effect of accounting change	$0.34	$0.48	$0.75	*	$1.07

Diluted earnings per common share before cumulative effect of accounting change	$0.34	$0.48	$0.75	*	$1.07	*

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.34	$0.48	$0.75	*	$1.08

*	Quarterly amounts do not add to the year-to-date total due to rounding.
Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six month periods ended June 30 2006, there were 667,154 and 652,224 weighted average antidilutive stock options outstanding, respectively (June 30, 2005 — 407,865 and 713,850, respectively). All shares of restricted stock are treated as outstanding for purposes of this computation.
Note 18 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
As previously mentioned in Note 1, the Corporation commenced in 2005 a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period. The impact of this change corresponds to the financial results for the month of December 2004 of those non-banking subsidiaries which implemented the change in the first reporting period of 2005 and the month of December 2005 for those which implemented the change in the first reporting period of 2006.
The following table reflects the effect in the Consolidated Statements of Cash Flows of the change in reporting period mentioned above.

	Six months ended
	June 30,
(In thousands)	2006	2005

Net cash used in operating activities	$(80,906)	$(26,648)
Net cash (used in) provided by investing activities	(104,732)	19,503
Net cash provided by financing activities	197,552	5,573

Net increase (decrease) in cash and due from banks	$11,914	$(1,572)

Loans receivable transferred to other real estate and other property for the six months ended June 30, 2006, amounted to $75 million and $15 million, respectively (June 30, 2005 — $61 million and $12 million, respectively).
During the six months ended June 30, 2006, $464 million in non-conforming loans classified as held-in-portfolio was pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statements of cash flows. In addition, the consolidated statements of cash flows exclude the effect of $354 million and $399 million in non-cash reclassification of loans held-for-sale to trading securities for the six months ended June 30, 2006 and 2005, respectively.
Note 19 — Segment Reporting
The Corporation’s corporate structure consists of four reportable segments, which represent the Corporation’s four principal businesses — Banco Popular de Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Also, a corporate group has been defined to support the reportable segments.
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes approximately 93% and 88% of the Corporation’s net income for the quarter and six months ended June 30, 2006, respectively, and 55% of its total assets as of that date, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
Banco Popular North America:
This reportable segment includes principally the activities of BPNA, including its subsidiaries Popular Leasing, U.S.A and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in six states. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The BPNA segment also included in the quarter and six months ended June 30, 2005, the financial results of PCE, a fee driven business that served the unbanked, retail customer. As stated in the 2005 Annual Report, PCE sold most of its branch operations during the fourth quarter of 2005. The remaining four retail outlets that existed as of year-end 2005, were sold during the first quarter of 2006.
Popular Financial Holdings:
This reportable segment corresponds to the Corporation’s consumer lending subsidiaries in the United States, principally Popular Financial Holdings, Inc. and its wholly-owned subsidiaries Equity One, Inc., E-LOAN, Popular Financial Management, LLC, Popular Mortgage Servicing, Inc. and Popular Housing Services, Inc., and Popular FS, LLC. These subsidiaries are primarily engaged in the business of originating mortgage and personal loans, acquiring retail installment contracts and providing warehouse lines to small and medium-sized mortgage companies. This segment also maintains a wholesale broker network as well as a loan servicing unit.
EVERTEC:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; EVERTEC USA, Inc. incorporated in the United States, and ATH Costa Rica, S.A. and CreST, S.A., located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
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
2006
For the quarter ended June 30, 2006

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$228,498	$90,899	$57,584	$(640)	—	$376,341
Provision for loan losses	33,676	10,892	22,528	—	—	67,096
Non-interest income	101,639	28,605	17,986	57,154	$(36,537)	168,847
Amortization of intangibles	633	1,515	566	117	—	2,831
Depreciation expense	11,014	3,174	2,193	4,132	(16)	20,497
Other operating expenses	169,451	68,469	79,205	43,265	(36,555)	323,835
Impact of change in fiscal period	—	—	—	—	—	—
Income tax	25,071	12,508	(9,742)	3,555	13	31,405

Net income (loss)	$90,292	$22,946	$(19,180)	$5,445	$21	$99,524

Segment Assets	$26,383,022	$12,191,088	$9,202,376	$217,579	$(175,547)	$47,818,518

For the quarter ended June 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$376,341	$(10,792)	$230	$365,779
Provision for loan losses	67,096	—	—	67,096
Non-interest income	168,847	15,842	(703)	183,986
Amortization of intangibles	2,831	—	—	2,831
Depreciation expense	20,497	574	—	21,071
Other operating expenses	323,835	15,523	(280)	339,078
Impact of change in fiscal period	—	—	—	—
Income tax	31,405	(9,009)	(88)	22,308

Net income (loss)	$99,524	$(2,038)	$(105)	$97,381

Segment Assets	$47,818,518	$6,576,522	$(5,995,526)	$48,399,514

For the six months ended June 30, 2006

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$454,801	$184,658	$107,004	$(1,067)	—	$745,396
Provision for loan losses	57,465	20,237	38,341	—	—	116,043
Non-interest income	216,724	54,078	66,630	112,042	$(70,467)	379,007
Amortization of intangibles	1,266	3,030	1,034	222	—	5,552
Depreciation expense	22,044	6,558	4,567	8,238	(35)	41,372
Other operating expenses	338,676	137,214	165,007	85,722	(70,499)	656,120
Impact of change in fiscal period	(2,072)	—	6,181	—	—	4,109
Income tax	63,724	26,195	(14,461)	6,273	26	81,757

Net income (loss)	$190,422	$45,502	$(27,035)	$10,520	$41	$219,450

For the six months ended June 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$745,396	$(20,383)	$530	$725,543
Provision for loan losses	116,043	—	—	116,043
Non-interest income	379,007	34,831	(1,019)	412,819
Amortization of intangibles	5,552	—		5,552
Depreciation expense	41,372	1,138		42,510
Other operating expenses	656,120	32,748	(437)	688,431
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	81,757	(20,601)	(955)	60,201

Net income (loss)	$219,450	$(2,332)	$(1,234)	$215,884

2005
For the quarter ended June 30, 2005

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$227,768	$87,178	$51,350	$(120)	—	$366,176
Provision for loan losses	23,947	7,052	18,937	—	—	49,936
Non-interest income	123,046	27,708	17,227	55,964	$(36,603)	187,342
Amortization of intangibles	633	1,455	—	53	—	2,141
Depreciation expense	10,736	3,789	1,195	4,528	(17)	20,231
Other operating expenses	172,803	70,772	39,307	40,388	(36,485)	286,785
Income tax	30,974	11,635	3,426	3,860	47	49,942

Net income before cumulative effect of accounting change	111,721	20,183	5,712	7,015	(148)	144,483
Cumulative effect of accounting change	—	—	—	260	—	260

Net income after cumulative effect of accounting change	$111,721	$20,183	$5,712	$7,275	$(148)	$144,743

Segment Assets	$25,915,476	$11,596,622	$8,185,711	$247,228	$(392,054)	$45,552,983

For the quarter ended June 30, 2005

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$366,176	$(9,091)	$345	$357,430
Provision for loan losses	49,936	—	—	49,936
Non-interest income	187,342	3,136	(20)	190,458
Amortization of intangibles	2,141	—	—	2,141
Depreciation expense	20,231	378	—	20,609
Other operating expenses	286,785	14,683	(19)	301,449
Income tax	49,942	(8,584)	35	41,393

Net income (loss) before cumulative effect of accounting change	144,483	(12,432)	309	132,360
Cumulative effect of accounting change	260	(260)	—	—

Net income (loss) after cumulative effect of accounting change	$144,743	$(12,692)	$309	$132,360

Segment Assets	$45,552,983	$5,873,751	$(5,411,905)	$46,014,829

For the six months ended June 30, 2005

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$445,728	$176,603	$109,404	$(302)	—	$731,433
Provision for loan losses	49,411	14,295	30,566	—	—	94,272
Non-interest income	217,251	56,504	27,849	110,657	$(70,561)	341,700
Amortization of intangibles	1,256	3,056	—	71	—	4,383
Depreciation expense	21,238	7,700	2,242	8,719	(36)	39,863
Other operating expenses	336,241	143,353	78,529	81,335	(70,024)	569,434
Income tax	55,020	24,443	9,711	6,628	(113)	95,689

Net income before cumulative effect of accounting change	199,813	40,260	16,205	13,602	(388)	269,492
Cumulative effect of accounting change	3,221	(209)	—	412	(247)	3,177

Net income after cumulative effect of accounting change	$203,034	$40,051	$16,205	$14,014	$(635)	$272,669

For the six months ended June 30, 2005

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$731,433	$(17,406)	$689	$714,716
Provision for loan losses	94,272	—	—	94,272
Non-interest income	341,700	54,386	(39)	396,047
Amortization of intangibles	4,383	—	—	4,383
Depreciation expense	39,863	756	—	40,619
Other operating expenses	569,434	26,636	(39)	596,031
Income tax	95,689	(12,031)	168	83,826

Net income before cumulative effect of accounting change	269,492	21,619	521	291,632
Cumulative effect of accounting change	3,177	430	—	3,607

Net income after cumulative effect of accounting change	$272,669	$22,049	$521	$295,239

During the six months ended June 30, 2006, the holding companies realized net gains on sale of securities, mainly marketable equity securities, (before tax) of approximately $14.2 million, compared with net gains (before tax) of approximately $50.5 million in the six months ended June 30, 2005. These net gains are included in “non-interest income” within the “Corporate” circle.
Additional disclosures with respect to Banco Popular de Puerto Rico reportable segment are as follows:
2006
For the quarter ended June 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$85,052	$140,308	$2,332	$806	$228,498
Provision for loan losses	9,548	24,128	—	—	33,676
Non-interest income	37,140	43,927	20,661	(89)	101,639
Amortization of intangibles	224	332	77	—	633
Depreciation expense	4,104	6,628	282	—	11,014
Other operating expenses	56,382	98,534	14,744	(209)	169,451
Income tax	12,552	9,664	2,752	103	25,071

Net income	$39,382	$44,949	$5,138	$823	$90,292

Segment Assets	$10,915,314	$18,028,944	$1,035,550	$(3,596,786)	$26,383,022

For the six months ended June 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$166,195	$283,264	$5,055	$287	$454,801
Provision for loan losses	15,203	42,262	—	—	57,465
Non-interest income	74,923	100,770	42,641	(1,610)	216,724
Amortization of intangibles	445	667	154	—	1,266
Depreciation expense	8,054	13,433	557	—	22,044
Other operating expenses	112,863	195,942	30,373	(502)	338,676
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	29,260	28,382	6,464	(382)	63,724

Net income (loss)	$75,293	$103,348	$12,220	$(439)	$190,422

2005
For the quarter ended June 30, 2005

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$74,370	$149,961	$3,437	—	$227,768
Provision for loan losses	7,043	16,904	—	—	23,947
Non-interest income	44,951	57,818	19,440	$837	123,046
Amortization of intangibles	440	115	78	—	633
Depreciation expense	3,491	6,885	360	—	10,736
Other operating expenses	54,870	103,658	14,650	(375)	172,803
Income tax	12,188	15,710	2,608	468	30,974

Net income before cumulative effect of accounting change	41,289	64,507	5,181	744	111,721
Cumulative effect of accounting change	—	—	—	—	—

Net income after cumulative effect of accounting change	$41,289	$64,507	$5,181	$744	$111,721

Segment Assets	$9,874,810	$17,515,075	$1,460,483	$(2,934,892)	$25,915,476

For the six months ended June 30, 2005

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$146,068	$292,839	$6,821	—	$445,728
Provision for loan losses	14,505	34,906	—	—	49,411
Non-interest income	83,398	96,642	36,433	$778	217,251
Amortization of intangibles	440	661	155	—	1,256
Depreciation expense	7,358	13,142	738	—	21,238
Other operating expenses	109,519	199,624	27,830	(732)	336,241
Income tax	22,095	27,585	4,754	586	55,020

Net income before cumulative effect of accounting change	$75,549	113,563	9,777	924	$199,813
Cumulative effect of accounting change	—	3,797	755	(1,331)	3,221

Net income after cumulative effect of accounting change	$75,549	$117,360	$10,532	$(407)	$203,034

INTERSEGMENT REVENUES*	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005

Banco Popular Puerto Rico:
P.R. Commercial Banking	$(311)	$(346)	$(615)	$(684)
P.R. Consumer and Retail Banking	(683)	(716)	(1,351)	(1,477)
P.R. Other Financial Services	(77)	(129)	(155)	(241)
Banco Popular North America	188	94	352	310
Popular Financial Holdings	770	905	1,540	1,747
EVERTEC	(36,424)	(36,411)	(70,238)	(70,216)

Total reportable segments	$(36,537)	$(36,603)	$(70,467)	$(70,561)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans and processing / information technology services.

Geographic Information	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2006	2005	2006	2005

Revenues**
Puerto Rico	$346,625	$353,059	$708,207	$717,990
United States	185,091	177,014	391,893	358,455
Other	18,049	17,815	38,262	34,318

Total consolidated revenues	$549,765	$547,888	$1,138,362	$1,110,763

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net (loss) gain on sale and valuation adjustments of investment securities, trading account profit, gain on sale of loans and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2006	2005	2005

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,696,083	$25,759,437	$25,273,095
Loans	14,583,979	14,130,645	13,023,119
Deposits	13,741,481	13,093,540	13,716,272
Mainland United States
Total assets	$21,529,730	$21,780,226	$19,811,482
Loans	17,015,808	17,023,443	15,636,835
Deposits	8,494,076	8,370,150	8,218,341
Other
Total assets	$1,173,701	$1,084,005	$930,252
Loans	616,845	556,119	489,835
Deposits *	1,213,963	1,174,315	1,084,886

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands
Note 20 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities:
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of June 30, 2006, December 31, 2005 and June 30, 2005, and the results of their operations and cash flows for the periods ended June 30, 2006 and 2005.
In 2005, the Corporation commenced a two-year plan to change its non-banking subsidiaries to a calendar reporting year-end. As of June 30, 2005 and December 31, 2005, Popular Securities, Inc., Popular North America (holding company), Popular FS, LLC and Popular Financial Holdings, Inc. (“PFH”), including its wholly-owned subsidiaries (except E-LOAN, which already had a December 31st year-end since its acquisition), continued to have a fiscal year that ended on November 30. Accordingly, their financial information as of May 31, 2005 and November 30, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of June 30, 2005 and December 31, 2005. As of June 30, 2006, all subsidiaries have aligned their year-end closing to that of the Corporation’s calendar year.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica S.A., CreST, S.A., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC,

Popular Housing Services, Inc., Popular Mortgage Servicing, Inc. and E-LOAN, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A. and Popular FS, LLC;

•	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from Banco Popular de Puerto Rico (“BPPR”). As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2006, BPPR could have declared a dividend of approximately $177 million without the approval of the Federal Reserve Board (June 30, 2005 — $167 million; December 31, 2005 — $231 million). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2005 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$954	$1,486	$395	$905,522	$(59,465)	$848,892
Money market investments		300	411	861,021	(241,210)	620,522
Investment securities available—for—sale, at fair value	11,407	67,810	9,559	10,806,922	(6,400)	10,889,298
Investment securities held—to—maturity, at amortized cost	629,692	2,164		218,542	(430,000)	420,398
Other investment securities, at lower of cost or realizable value	144,994	5,001	13,392	148,655		312,042
Trading account securities, at fair value				376,757	(487)	376,270
Investment in subsidiaries	3,005,963	1,147,170	2,054,174	795,977	(7,003,284)
Loans held—for—sale, at lower of cost or market				606,620		606,620

Loans held—in—portfolio	169,755		2,847,908	34,746,847	(5,849,504)	31,915,006
Less — Unearned income				304,994		304,994
Allowance for loan losses	40			483,775		483,815

	169,715		2,847,908	33,958,078	(5,849,504)	31,126,197

Premises and equipment, net	26,244		136	566,528	(204)	592,704
Other real estate				83,658		83,658
Accrued income receivable	408	10	11,319	257,335	(23,074)	245,998
Other assets	66,786	39,522	47,817	1,367,976	(6,419)	1,515,682
Goodwill				656,189		656,189
Other intangible assets	554			104,490		105,044

	$4,056,717	$1,263,463	$4,985,111	$51,714,270	$(13,620,047)	$48,399,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non—interest bearing				$4,429,844	$(59,407)	$4,370,437
Interest bearing				19,223,844	(144,761)	19,079,083

				23,653,688	(204,168)	23,449,520
Federal funds purchased and assets sold under agreements to repurchase			$119,400	7,892,780	(85,449)	7,926,731
Other short—term borrowings		$30,378	132,224	3,683,448	(1,189,114)	2,656,936
Notes payable	$532,305		3,533,056	10,753,352	(4,620,038)	10,198,675
Subordinated notes				430,000	(430,000)
Other liabilities	61,419	138	62,929	622,096	(42,035)	704,547

	593,724	30,516	3,847,609	47,035,364	(6,570,804)	44,936,409

Minority interest in consolidated subsidiaries				112		112

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,750,310	3,961	2	70,385	(74,348)	1,750,310
Surplus	485,630	815,193	734,964	3,098,740	(4,643,896)	490,631
Retained earnings	1,581,500	493,693	446,943	1,826,634	(2,772,271)	1,576,499
Accumulated other comprehensive loss, net of tax	(334,789)	(79,900)	(44,407)	(315,151)	439,458	(334,789)
Treasury stock, at cost	(206,533)			(1,814)	1,814	(206,533)

	3,462,993	1,232,947	1,137,502	4,678,794	(7,049,243)	3,462,993

	$4,056,717	$1,263,463	$4,985,111	$51,714,270	$(13,620,047)	$48,399,514

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$696	$2,103	$448	$962,395	$(59,245)	$906,397
Money market investments	230,000	300	245	1,048,586	(529,708)	749,423
Investment securities available—for—sale, at fair value	18,271	77,861		11,620,673	(219)	11,716,586
Investment securities held—to—maturity, at amortized cost	430,000	2,170		150,934	(430,000)	153,104
Other investment securities, at lower of cost or realizable value	145,535	5,001	13,142	155,425		319,103
Trading account securities, at fair value				520,236	(898)	519,338
Investment in subsidiaries	3,112,125	1,169,867	1,832,349	767,615	(6,881,956)
Loans held—for—sale, at lower of cost or market value				699,181		699,181

Loans held—in—portfolio	25,752		2,993,028	34,034,625	(5,744,766)	31,308,639
Less — Unearned income				297,613		297,613
Allowance for loan losses	40			461,667		461,707

	25,712		2,993,028	33,275,345	(5,744,766)	30,549,319

Premises and equipment, net	23,026			573,786	(241)	596,571
Other real estate				79,008		79,008
Accrued income receivable	532	33	11,982	253,818	(20,719)	245,646
Other assets	44,252	40,526	23,804	1,221,472	(4,254)	1,325,800
Goodwill				653,984		653,984
Other intangible assets	554			109,654		110,208

	$4,030,703	$1,297,861	$4,874,998	$52,092,112	$(13,672,006)	$48,623,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non—interest bearing				$4,025,227	$(66,835)	$3,958,392
Interest bearing				18,811,225	(131,612)	18,679,613

				22,836,452	(198,447)	22,638,005
Federal funds purchased and assets sold under agreements to repurchase			$117,226	8,968,332	(383,097)	8,702,461
Other short—term borrowings		$46,112	721,866	3,521,486	(1,589,203)	2,700,261
Notes payable	$532,441		2,833,035	11,055,117	(4,527,016)	9,893,577
Subordinated notes				430,000	(430,000)
Other liabilities	49,015	871	42,382	757,646	390,088	1,240,002

	581,456	46,983	3,714,509	47,569,033	(6,737,675)	45,174,306

Minority interest in consolidated subsidiaries				115		115

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,736,443	3,961	2	70,385	(74,348)	1,736,443
Surplus	449,787	815,193	734,964	2,778,437	(4,325,983)	452,398
Retained earnings	1,459,223	480,541	451,271	1,838,530	(2,772,953)	1,456,612
Accumulated other comprehensive loss, net of tax	(176,000)	(48,817)	(25,748)	(159,996)	234,561	(176,000)
Treasury stock, at cost	(207,081)			(4,392)	4,392	(207,081)

	3,449,247	1,250,878	1,160,489	4,522,964	(6,934,331)	3,449,247

	$4,030,703	$1,297,861	$4,874,998	$52,092,112	$(13,672,006)	$48,623,668

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$2,153	$54	$7,609	$979,601	$(53,398)	$936,019
Money market investments	164,900	300	204	1,349,717	(489,039)	1,026,082
Investment securities available-for-sale, at fair value	17,626	63,436	7,261	11,754,028	(5,408)	11,836,943
Investment securities held-to-maturity, at amortized cost	430,000	2,177		175,810	(430,000)	177,987
Other investment securities, at lower of cost or realizable value	145,785	5,001	12,642	166,922		330,350
Trading account securities, at fair value				456,721	(435)	456,286
Investment in subsidiaries	3,119,461	1,153,674	1,503,180	458,384	(6,234,699)
Loans held-for-sale, at lower of cost or market value				489,699		489,699

Loans held-in-portfolio	25,918		2,789,557	31,687,868	(5,560,124)	28,943,219
Less – Unearned income				283,129		283,129
Allowance for loan losses	40			456,914		456,954

	25,878		2,789,557	30,947,825	(5,560,124)	28,203,136

Premises and equipment, net	23,782			556,525	(276)	580,031
Other real estate	18			68,653		68,671
Accrued income receivable	415	28	11,783	222,356	(19,815)	214,767
Other assets	49,585	37,406	118,969	1,177,042	(261,851)	1,121,151
Goodwill				527,633		527,633
Other intangible assets				46,074		46,074

	$3,979,603	$1,262,076	$4,451,205	$49,376,990	$(13,055,045)	$46,014,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,985,881	$(53,321)	$4,932,560
Interest bearing				18,255,058	(168,119)	18,086,939

				23,240,939	(221,440)	23,019,499
Federal funds purchased and assets sold under agreements to repurchase			$132,510	8,048,584	(314,925)	7,866,169
Other short-term borrowings		$32,387	293,985	3,068,123	(1,395,514)	1,998,981
Notes payable	$536,133		2,837,444	9,854,889	(4,143,196)	9,085,270
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	48,161	770	42,476	827,452	(269,358)	649,501

	709,294	33,157	3,306,415	45,469,987	(6,774,433)	42,744,420

Minority interest in consolidated subsidiaries				101		101

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,682,368	3,962	2	70,384	(74,348)	1,682,368
Surplus	285,017	815,193	734,964	2,140,696	(3,688,242)	287,628
Retained earnings	1,336,267	429,742	413,667	1,698,632	(2,544,653)	1,333,655
Accumulated other comprehensive loss, net of tax	(12,901)	(19,978)	(3,843)	(240)	24,061	(12,901)
Treasury stock, at cost	(207,317)			(2,570)	2,570	(207,317)

	3,270,309	1,228,919	1,144,790	3,906,902	(6,280,612)	3,270,308

	$3,979,603	$1,262,076	$4,451,205	$49,376,990	$(13,055,045)	$46,014,829

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,761		$36,267	$643,505	$(68,741)	$613,792
Money market investments	450	$52	399	9,740	(2,735)	7,906
Investment securities	8,759	351	223	130,874	(6,933)	133,274
Trading account securities				7,065		7,065

	11,970	403	36,889	791,184	(78,409)	762,037

INTEREST EXPENSE:
Deposits				137,034	(1,073)	135,961
Short-term borrowings	49	395	3,625	137,142	(14,137)	127,074
Long-term debt	9,067		47,370	142,116	(65,330)	133,223

	9,116	395	50,995	416,292	(80,540)	396,258

Net interest income (loss)	2,854	8	(14,106)	374,892	2,131	365,779
Provision for loan losses				67,096		67,096

Net interest income (loss) after provision for loan losses	2,854	8	(14,106)	307,796	2,131	298,683
Service charges on deposit accounts				47,324		47,324
Other service fees				106,949	(26,932)	80,017
Net gain (loss) on sale and valuation adjustment of investment securities	580			(15,004)		(14,424)
Trading account profit				1,830		1,830
Gain on sale of loans				37,178	(8,124)	29,054
Other operating income	11,629	608	2,819	35,675	(10,546)	40,185

	15,063	616	(11,287)	521,748	(43,471)	482,669

OPERATING EXPENSES:
Personnel costs:
Salaries	4,766	95		123,113	(1,274)	126,700
Pension, profit sharing and other benefits	1,392	16		38,749	(374)	39,783

	6,158	111		161,862	(1,648)	166,483
Net occupancy expenses	525	4		28,100		28,629
Equipment expenses	405	3	3	33,578	(16)	33,973
Other taxes	234			10,695		10,929
Professional fees	5,731	12	38	67,721	(35,014)	38,488
Communications	182			17,128	(17)	17,293
Business promotion	624			31,507	(140)	31,991
Printing and supplies	10			4,281		4,291
Other operating expenses	(15,279)	(96)	111	43,719	(383)	28,072
Amortization of intangibles				2,831		2,831

	(1,410)	34	152	401,422	(37,218)	362,980

Income (loss) before income tax and equity in earnings of subsidiaries	16,473	582	(11,439)	120,326	(6,253)	119,689
Income tax	1,939		(3,586)	25,796	(1,841)	22,308

Income (loss) before equity in earnings of subsidiaries	14,534	582	(7,853)	94,530	(4,412)	97,381
Equity in earnings of subsidiaries	82,847	(5,712)	1,935	(18,402)	(60,668)

NET INCOME	$97,381	$(5,130)	$(5,918)	$76,128	$(65,080)	$97,381
x

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$492		$34,058	$531,511	($55,877)	$510,184
Money market investments	934	$2	12	10,417	(3,459)	7,906
Investment securities	7,486	33	316	119,729	(6,875)	120,689
Trading account securities				8,317		8,317

	8,912	35	34,386	669,974	(66,211)	647,096

INTEREST EXPENSE:
Deposits				100,843	(1,155)	99,688
Short-term borrowings	56	75	3,048	86,419	(12,222)	77,376
Long-term debt	10,973		38,642	118,336	(55,349)	112,602

	11,029	75	41,690	305,598	(68,726)	289,666

Net interest (loss) income	(2,117)	(40)	(7,304)	364,376	2,515	357,430
Provision for loan losses				49,936		49,936

Net interest (loss) income after provision for loan losses	(2,117)	(40)	(7,304)	314,440	2,515	307,494
Service charges on deposit accounts				45,132		45,132
Other service fees				110,275	(26,434)	83,841
Net gain on sale and valuation adjustment of investment securities				561		561
Trading account profit				7,025	12,643	19,668
Gain on sale of loans				21,358	(6,084)	15,274
Other operating income	2,621	1,060		33,678	(11,377)	25,982

	504	1,020	(7,304)	532,469	(28,737)	497,952

OPERATING EXPENSES:
Personnel costs:
Salaries		92		116,871	(1,156)	115,807
Pension, profit sharing and other benefits		14		38,768	(337)	38,445

		106		155,639	(1,493)	154,252
Net occupancy expenses		4		25,877		25,881
Equipment expenses	8		2	30,235	(15)	30,230
Other taxes	274			9,191		9,465
Professional fees	823	3	7	61,385	(34,902)	27,316
Communications	8			15,272	(18)	15,262
Business promotion	1,875			23,792		25,667
Printing and supplies				4,589		4,589
Other operating expenses	(3,383)	5	113	33,023	(362)	29,396
Amortization of intangibles				2,141		2,141

	(395)	118	122	361,144	(36,790)	324,199

Income (loss) before income tax and equity in earnings of subsidiaries	899	902	(7,426)	171,325	8,053	173,753
Income tax			(2,613)	41,985	2,021	41,393

Income (loss) before equity in earnings of subsidiaries	899	902	(4,813)	129,340	6,032	132,360
Equity in earnings of subsidiaries	131,461	19,934	24,517	28,102	(204,014)

NET INCOME	$132,360	$20,836	$19,704	$157,442	($197,982)	$132,360

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$5,425		$73,168	$1,263,556	($136,522)	$1,205,627
Money market investments	1,522	$118	437	20,156	(6,345)	15,888
Investment securities	16,367	664	447	263,242	(13,913)	266,807
Trading account securities				15,925		15,925

	23,314	782	74,052	1,562,879	(156,780)	1,504,247

INTEREST EXPENSE:
Deposits				262,472	(2,100)	260,372
Short-term borrowings	103	841	10,103	269,480	(28,650)	251,877
Long-term debt	18,049		90,337	288,276	(130,207)	266,455

	18,152	841	100,440	820,228	(160,957)	778,704

Net interest income (loss)	5,162	(59)	(26,388)	742,651	4,177	725,543
Provision for loan losses				116,043		116,043

Net interest income (loss) after provision for loan losses	5,162	(59)	(26,388)	626,608	4,177	609,500
Service charges on deposit accounts				94,793		94,793
Other service fees				215,013	(54,650)	160,363
Net gain (loss) on sale and valuation adjustment of investment securities	732	13,490		(16,717)	411	(2,084)
Trading account profit				1,183	12,122	13,305
Gain on sale of loans				84,231	(7,916)	76,315
Other operating income	14,472	3,501	2,819	68,529	(19,194)	70,127

	20,366	16,932	(23,569)	1,073,640	(65,050)	1,022,319

OPERATING EXPENSES:
Personnel costs:
Salaries	10,658	188		252,932	(1,546)	262,232
Pension, profit sharing and other benefits	3,020	36		79,700	(453)	82,303

	13,678	224		332,632	(1,999)	344,535
Net occupancy expenses	1,128	8		56,131		57,267
Equipment expenses	800	3	7	66,391	(31)	67,170
Other taxes	500			20,670		21,170
Professional fees	10,160	23	76	134,054	(68,747)	75,566
Communications	319			34,310	(36)	34,593
Business promotion	3,087			61,867	(140)	64,814
Printing and supplies	36			8,887		8,923
Other operating expenses	(30,199)	(200)	218	87,790	(706)	56,903
Impact of change in fiscal period			3,495	4,109	2,137	9,741
Amortization of intangibles				5,552		5,552

	(491)	58	3,796	812,393	(69,522)	746,234

Income (loss) before income tax and equity in earnings of subsidiaries	20,857	16,874	(27,365)	261,247	4,472	276,085
Income tax	2,717		(9,160)	66,413	231	60,201

Income (loss) before equity in earnings of subsidiaries	18,140	16,874	(18,205)	194,834	4,241	215,884
Equity in earnings of subsidiaries	197,744	(3,721)	13,877	(10,634)	(197,266)

NET INCOME	$215,884	$13,153	($4,328)	$184,200	($193,025)	$215,884

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,030		$69,259	$1,056,040	($110,824)	$1,015,505
Money market investments	1,520	$3	18	20,529	(6,630)	15,440
Investment securities	15,013	33	632	233,143	(13,765)	235,056
Trading account securities				14,375		14,375

	17,563	36	69,909	1,324,087	(131,219)	1,280,376

INTEREST EXPENSE:
Deposits				199,111	(2,367)	196,744
Short-term borrowings	117	108	6,305	159,426	(22,777)	143,179
Long-term debt	21,894		77,232	237,441	(110,830)	225,737

	22,011	108	83,537	595,978	(135,974)	565,660

Net interest (loss) income	(4,448)	(72)	(13,628)	728,109	4,755	714,716
Provision for loan losses				94,272		94,272

Net interest (loss) income after provision for loan losses	(4,448)	(72)	(13,628)	633,837	4,755	620,444
Service charges on deposit accounts				88,824		88,824
Other service fees				214,004	(51,148)	162,856
Net gain on sale and valuation adjustment of investment securities	50,469			1,342		51,811
Trading account profit				10,440	12,991	23,431
Gain on sale of loans				36,403	(11,313)	25,090
Other operating income	3,976	2,313		58,555	(20,809)	44,035

	49,997	2,241	(13,628)	1,043,405	(65,524)	1,016,491

OPERATING EXPENSES:
Personnel costs:
Salaries		181		232,973	(1,805)	231,349
Pension, profit sharing and other benefits		32		79,311	(524)	78,819

		213		312,284	(2,329)	310,168
Net occupancy expenses		7		50,688		50,695
Equipment expenses	16	1	5	58,852	(30)	58,844
Other taxes	547			18,173		18,720
Professional fees	1,395	6	13	121,603	(68,118)	54,899
Communications	24			30,951	(36)	30,939
Business promotion	2,500			43,420		45,920
Printing and supplies				9,126		9,126
Other operating expenses	(3,839)	22	233	61,675	(752)	57,339
Amortization of intangibles				4,383		4,383

	643	249	251	711,155	(71,265)	641,033

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	49,354	1,992	(13,879)	332,250	5,741	375,458
Income tax	3,155		(4,886)	83,850	1,707	83,826

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	46,199	1,992	(8,993)	248,400	4,034	291,632
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	46,199	2,683	(8,993)	252,894	2,456	295,239
Equity in earnings of subsidiaries	249,040	45,563	53,999	50,729	(399,331)

NET INCOME	$295,239	$48,246	$45,006	$303,623	($396,875)	$295,239

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$215,884	$13,153	($4,328)	$184,200	($193,025)	$215,884
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	215,884	13,153	(2,057)	186,838	(191,805)	222,013

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(197,744)	3,721	(13,877)	10,634	197,266
Depreciation and amortization of premises and equipment	1,138			41,404	(36)	42,506
Provision for loan losses				116,043		116,043
Amortization of intangibles				5,552		5,552
Amortization of servicing assets				28,307	(17)	28,290
Net (gain) loss on sale and valuation adjustment of investment securities	(732)	(13,490)		16,717	(411)	2,084
Net gain on disposition of premises and equipment				(2,269)		(2,269)
Net gain on sale of loans				(84,231)	7,916	(76,315)
Net amortization of premiums and accretion of discounts on investments	(261)	7		14,763	(151)	14,358
Net amortization of premiums and deferred loan origination fees and costs	(46)			70,055	(3,300)	66,709
Earnings from investments under the equity method	(1,419)	(3,490)		(508)	(746)	(6,163)
Stock options expense	387			1,198		1,585
Net disbursements on loans held-for-sale				(3,547,436)		(3,547,436)
Acquisitions of loans held-for-sale				(846,117)		(846,117)
Proceeds from sale of loans held-for-sale				3,834,624		3,834,624
Net decrease in trading securities				1,000,341		1,000,341
Net decrease (increase) in accrued income receivable	123	24	1,225	(2,326)	(1,012)	(1,966)
Net (increase) decrease in other assets	(20,820)	4,492	(1,949)	(5,149)	1,435	(21,991)
Net increase in interest payable	535	75	1,154	7,168	954	9,886
Net increase in deferred income tax			(6,896)	(16,760)	1,522	(22,134)
Net increase in postretirement benefit obligation				2,755		2,755
Net increase (decrease) in other liabilities	11,318	(15)	16,503	(91,725)	266	(63,653)

Total adjustments	(207,521)	(8,676)	(3,840)	553,040	203,686	536,689

Net cash provided by (used in) operating activities	8,363	4,477	(5,897)	739,878	11,881	758,702

Cash flows from investing activities:
Net decrease (increase) in money market investments	230,000		(260)	199,108	(299,800)	129,048
Purchases of investment securities:
Available-for-sale		(17,284)		(315,246)	121,391	(211,139)
Held-to-maturity	(199,692)			(16,647,740)		(16,847,432)
Other			(250)	(31,952)		(32,202)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				876,918	(115,060)	761,858
Held-to-maturity				16,580,599		16,580,599
Other	541			38,722		39,263
Proceeds from sale of investment securities available-for-sale	7,235	27,924		9,315		44,474
Net disbursements on loans	(144,056)		(16,432)	(519,368)	189,306	(490,550)
Proceeds from sale of loans				212,791		212,791
Acquisition of loan portfolios				(175,856)		(175,856)
Capital contribution to subsidiary			(4,127)	(29,891)	34,018
Assets acquired, net of cash				(418)		(418)
Acquisition of premises and equipment	(4,356)			(59,113)		(63,469)
Proceeds from sale of premises and equipment				26,762		26,762
Dividends received from subsidiary	148,600			60,763	(209,363)

Net cash provided by (used in) investing activities	38,272	10,640	(21,069)	225,394	(279,508)	(26,271)

Cash flows from financing activities:
Net increase in deposits				817,232	(5,733)	811,499
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(22,300)	(1,175,629)	309,048	(888,881)
Net (decrease) increase in other short-term borrowings		(15,734)	(226,879)	28,135	64,295	(150,183)
Payments of notes payable	(450)		(205,462)	(1,615,920)	611,097	(1,210,735)
Proceeds from issuance of notes payable	196		481,476	1,079,305	(878,571)	682,406
Dividends paid to parent company				(209,362)	209,362
Dividends paid	(93,249)					(93,249)
Proceeds from issuance of common stock	47,126				167	47,293
Capital contribution from parent				34,524	(34,524)

Net cash (used in) provided by financing activities	(46,377)	(15,734)	26,835	(1,041,715)	275,141	(801,850)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	258	(617)	(53)	(56,873)	(220)	(57,505)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$954	$1,486	$395	$905,522	($59,465)	$848,892

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$295,239	$48,246	$45,006	$303,623	($396,875)	$295,239
Less: Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Net income before cumulative effect of accounting change	295,239	47,555	45,006	299,129	(395,297)	291,632

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	(249,040)	(45,563)	(53,999)	(50,729)	399,331
Depreciation and amortization of premises and equipment	756			39,900	(37)	40,619
Provision for loan losses				94,272		94,272
Amortization of intangibles				4,383		4,383
Amortization of servicing assets				8,392	(25)	8,367
Net gain on sale and valuation of investment securities	(50,469)			(1,342)		(51,811)
Net gain on disposition of premises and equipment				(10,870)		(10,870)
Net gain on sale of loans				(36,403)	11,313	(25,090)
Net amortization of premiums and accretion of discounts on investments	(218)	3		21,466	(404)	20,847
Net amortization of premiums and deferred loan origination fees and costs	(47)			62,834	(3,659)	59,128
Earnings from investments under the equity method	(1,313)	(2,103)		(309)	(845)	(4,570)
Stock options expense	200			1,463	(2)	1,661
Net disbursements on loans held-for-sale				(1,978,319)		(1,978,319)
Acquisitions of loans held-for-sale				(615,701)		(615,701)
Proceeds from sale of loans held-for-sale				1,902,684		1,902,684
Net decrease in trading securities				847,325	(1,439)	845,886
Net increase in accrued income receivable	(230)	(28)	(947)	(700)	1,976	71
Net (increase) decrease in other assets	(1,592)	2,317	1,511	1,613	(12,745)	(8,896)
Net increase (decrease) in interest payable	1,217	(14)	429	8,423	(1,975)	8,080
Net increase in deferred income tax	(182)		(4,886)	(3,507)	1,548	(7,027)
Net increase in postretirement benefit obligation				1,600		1,600
Net increase (decrease) in other liabilities	1,606	690	6,999	(71,474)	30,541	(31,638)

Total adjustments	(299,312)	(44,698)	(50,893)	225,001	423,578	253,676

Net cash (used in) provided by operating activities	(4,073)	2,857	(5,887)	524,130	28,281	545,308

Cash flows from investing activities:

Net (increase) decrease in money market investments	(116,400)		10	(92,009)	91,801	(116,598)
Purchases of investment securities:
Available-for-sale	(127,628)	(28,210)		(2,619,167)	413,988	(2,361,017)
Held-to-maturity		(2,181)		(15,931,576)		(15,933,757)
Other	(195)		(270)	(53,929)		(54,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	110,432			2,057,268	(411,788)	1,755,912
Held-to-maturity	150,000			15,964,677		16,114,677
Other				26,484		26,484
Proceeds from sale of investment securities available for sale	57,417			82,038		139,455
Net repayments on loans	15,581		47,144	620,157	177,505	860,387
Proceeds from sale of loans				63,740		63,740
Acquisition of loan portfolios				(1,214,096)		(1,214,096)
Capital contribution to subsidiary	(75,000)	(75,000)	(176,433)	(2,500)	328,933
Assets acquired, net of cash				(180,744)		(180,744)
Acquisition of premises and equipment	(3)			(81,139)		(81,142)
Proceeds from sale of premises and equipment				25,463		25,463
Dividends received from subsidiary	85,400		50,000	52,500	(187,900)

Net cash provided by (used in) investing activities	99,604	(105,391)	(79,549)	(1,282,833)	412,539	(955,630)

Cash flows from financing activities:

Net increase in deposits				1,668,336	86,730	1,755,066
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		61,210	1,518,699	(181,623)	1,391,596
Net (decrease) increase in other short-term borrowings	(4,501)	27,562	(45,668)	(947,036)	(180,964)	(1,150,607)
Payments of notes payable	(750)		(10,830)	(1,952,473)	564,690	(1,399,363)
Proceeds from issuance of notes payable	190		12,949	696,423	(591,423)	118,139
Dividends paid to parent company				(187,900)	187,900
Dividends paid	(91,309)					(91,309)
Proceeds from issuance of common stock	9,399					9,399
Treasury stock acquired				(1,467)		(1,467)
Capital contribution from parent		75,000	75,000	178,174	(328,174)

Net cash (used in) provided by financing activities	(93,661)	102,562	92,661	972,756	(442,864)	631,454

Cash effect of accounting change		(28)		(1,544)		(1,572)

Net increase (decrease) in cash and due from banks	1,870		7,225	212,509	(2,044)	219,560
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end of period	$2,153	$54	$7,609	$979,601	($53,398)	$936,019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes management’s discussion and analysis (“MD&A”) of the consolidated financial position and financial performance of Popular, Inc. and its subsidiaries (the “Corporation” or “Popular”). All accompanying tables, financial statements and notes included elsewhere in this report should be considered an integral part of this analysis.
OVERVIEW
As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending, reinsurance and insurance agency services through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, Banco Popular North America (“BPNA”), providing complete financial solutions to all the communities it serves. Also, in the United States, Popular Financial Holdings, Inc. (“PFH”), holding company of Equity One, Inc., offers mortgage and personal loans, and also maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its newly acquired subsidiary E-LOAN, Inc. (“E-LOAN”), also provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. EVERTEC serves customers in 11 Latin American countries. Also, the Corporation recently incorporated EVERTEC USA, Inc. with plans to expand its service offerings in the U.S. mainland.
Financial highlights for the quarter ended June 30, 2006, compared with the same quarter in 2005, are included below. Also, Table A provides selected financial data for those quarters.
•	Favorable impact in net interest income resulting from sound growth in the loan portfolio, primarily in commercial and consumer loans, was partially offset by a decline in the Corporation’s net interest margin, which was influenced in part by the inversion of the yield curve, tighter Federal Reserve monetary policy, and competitive pricing pressures. Tables B and C provide information on the Corporation’s net interest income on a taxable equivalent basis for the quarter and six months ended June 30, 2006 and 2005.

•	Higher provision for loan losses, primarily associated with growth in the loan portfolio, higher non-performing loans and higher net charge-offs. Refer to the Credit Risk Management and Loan Quality section, including Tables J, K and L, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality metrics.

•	Lower non-interest income, impacted by:
o	Lower trading account profit as a result of higher profits recognized in the second quarter of 2005, primarily resulting from a higher volume of mortgage loans pooled and sold as mortgage-backed securities in the secondary markets;

o	Unfavorable valuation adjustments in the second quarter of 2006 for other-than-temporary impairment of investment securities available-for-sale, particularly interest-only securities of PFH;

o	Partially offset by a favorable net variance in the remainder non-interest income categories, which was mainly the result of greater gains on sales of loans and other revenues derived from mortgage banking activities resulting from securitization transactions and bulk sales of loans, and higher revenues derived from an investment carried at cost. Refer to the Non-Interest Income section of the MD&A for further explanations, including Table D for a breakdown of other service fees by major categories.

TABLE A
Financial Highlights

Financial Condition Highlights	At June 30,			Average for the six months
(In thousands)	2006	2005	Variance	2006	2005	Variance

Money market investments	$620,522	$1,026,082	($405,560)	$625,784	$853,048	($227,264)
Investment and trading securities	11,998,008	12,801,566	(803,558)	12,839,939	12,542,027	297,912
Loans*	32,216,632	29,149,789	3,066,843	31,932,840	29,171,266	2,761,574
Total earning assets	44,835,162	42,977,437	1,857,725	45,398,563	42,566,341	2,832,222
Total assets	48,399,514	46,014,829	2,384,685	48,759,631	45,522,153	3,237,478
Deposits	23,449,520	23,019,499	430,021	22,810,528	21,967,594	842,934
Borrowings	20,782,342	19,075,420	1,706,922	21,536,404	19,661,403	1,875,001
Stockholders’ equity	3,462,993	3,270,308	192,685	3,689,641	3,182,884	506,757

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2006	2005	Variance	2006		2005		Variance

Net interest income	$365,779	$357,430	$8,349	$725,543		$714,716		$10,827
Provision for loan losses	67,096	49,936	17,160	116,043		94,272		21,771
Non-interest income	183,986	190,458	(6,472)	412,819		396,047		16,772
Operating expenses	362,980	324,199	38,781	746,234		641,033		105,201
Income tax	22,308	41,393	(19,085)	60,201		83,826		(23,625)
Cumulative effect of accounting change, net of tax	—	—	—	—		3,607		(3,607)
Net income	$97,381	$132,360	$(34,979)	$215,884		$295,239		$(79,355)
Net income applicable to common stock	$94,403	$129,382	$(34,979)	$209,928		$289,283		$(79,355)
Basic EPS before cumulative effect of accounting change	$0.34	$0.48	$(0.14)	$0.75	(a)	$1.07		$(0.32)
Diluted EPS before cumulative effect of accounting change	$0.34	$0.48	$(0.14)	$0.75	(a)	$1.07	(a)	$(0.32)
Basic and diluted EPS after cumulative effect of accounting change	$0.34	$0.48	$(0.14)	$0.75	(a)	$1.08		$(0.33)

	Second Quarter				Six months ended June 30,
Selected Statistical Information	2006		2005		2006		2005

Common Stock Data — Market price
High	$21.98		$25.65		$21.98		$28.03
Low	18.53		22.94		18.53		22.94
End	19.20		25.19		19.20		25.19
Book value per share at period end	11.77		11.55		11.77		11.55
Dividends declared per share	0.16		0.16		0.32		0.32
Dividend payout ratio	47.14%		33.00%		40.98%		29.69%
Price/earnings ratio	11.64	x	12.79	x	11.64	x	12.79	x

Profitability Ratios — Return on assets	0.80%		1.16%		0.91%		1.30%
Return on common equity	10.72		17.06		12.27		19.35
Net interest spread (taxable equivalent)	3.05		3.21		3.02		3.22
Net interest margin (taxable equivalent)	3.49		3.59		3.45		3.59
Effective tax rate	18.64		23.82		21.81		22.33
Overhead ratio**	48.94		37.42		45.95		34.28
Efficiency ratio ***	64.34		60.15		65.44		61.01

Capitalization Ratios — Equity to assets	7.66%		7.08%		7.57%		6.99%
Tangible equity to assets	6.19		5.90		6.10		5.86
Equity to loans	11.65		11.12		11.55		10.91
Internal capital generation	5.36		10.73		6.72		12.70
Tier I capital to risk – adjusted assets	11.26		11.48		11.26		11.48
Total capital to risk – adjusted assets	12.51		12.77		12.51		12.77
Leverage ratio	7.81		7.62		7.81		7.62

*	Includes loans held-for-sale.

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).

(a)	Quarterly amounts do not add to the year-to-date total due to rounding.

•	Higher operating expenses, principally personnel costs, professional fees, business promotion, equipment and net occupancy expenses. E-LOAN, our online consumer direct lending operation acquired during the fourth quarter of 2005, represented $38.9 million of the Corporation’s increase in operating expenses. Excluding E-LOAN, operating expenses for the second quarter of 2006 remained stable when compared with the same period in 2005.

•	Lower income tax expense primarily as a result of lower taxable income, coupled with the impact of the reversal of certain tax positions upon the completion during the second quarter of 2006 of various federal and Puerto Rico tax audits. This was partially offset by a retroactive increase in the income tax rate for Banco Popular de Puerto Rico from 41.5% to 43.5% effective January 1, 2006, which resulted from budgetary measures undertaken by the Government of Puerto Rico in this quarter.

•	Total earning assets at June 30, 2006 decreased slightly by less than 1% compared with December 31, 2005, in part due to strategies to reduce the Corporation’s financial leverage. When compared to June 30, 2005, earning assets rose 4%. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

•	In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Corporation’s subsidiaries doing business in Puerto Rico with fiscal years ended December 31, 2005. The additional tax related to the income earned from January 1 to the date of enactment of the law was fully recorded in the third quarter of 2005 net of the impact in the deferred taxes. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%. The additional tax provision of 2% applicable to BPPR for the six months ended June 30, 2006 was fully recorded in the second quarter of 2006 net of the impact in deferred taxes. The additional transitory tax of 4.5% over the original maximum statutory tax rate of 39% resulted in additional income tax expense recorded in books for the six months ended June 30, 2006 of approximately $4.8 million, net of the impact of the measurement of deferred tax assets.

Also, in May 2006, the Government of Puerto Rico enacted a law that imposes a tax of 5% over the 2005 taxable net income applicable to for-profit partnerships and corporations with gross income over $10.0 million, which was required to be paid by July 31, 2006. The Corporation could use the full payment as a tax credit in the income tax return for future years. This prepayment of tax resulted in a disbursement of approximately $18.2 million. No income tax expense will be recorded since such prepayment will be used as a tax credit in future taxable years.

•	The Corporation exercised certain Tag Along Rights granted under the Shareholders Agreement dated as of March 2, 1999 by and among Telecomunicaciones de Puerto Rico, Inc. (“TelPRI”), GTE International Telecommunications Incorporated, GTE Holdings (Puerto Rico) LLC, Popular and Puerto Rico Telephone Authority and entered into a Joinder Agreement dated as of May 4, 2006 (the “Joinder Agreement”) by and among Popular, GTE Holdings and Sercotel S.A. de C.V. (“Sercotel”). Pursuant to the Joinder Agreement, Popular has agreed to sell to Sercotel all the shares of common stock of TelPRI owned by Popular under similar terms and conditions set forth in the Stock Purchase Agreement dated as of April 2, 2006, by and between Sercotel and GTE Holdings. The estimated gain net of taxes for Popular is approximately $86.0 million; however, such gain is subject to purchase price adjustments at the date of the closing. The transaction is expected to close early in 2007 subject to obtaining the necessary governmental and regulatory approvals.

The Corporation, like other financial institutions, is subject to a number of risks, many of which are outside of management’s control. Among the risks assumed are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operations, (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations, (3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. As a financial services company, the Corporation’s earnings are significantly affected by general business and economic conditions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition, customer preferences, interest rate conditions and prevailing market rates on competing products. The Corporation continuously monitors general business and economic conditions, industry-related indicators and trends, competition, interest rate volatility, credit quality indicators, loan and deposit demand, operational and systems efficiencies, revenue enhancements and changes in the regulation of financial services companies. The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial institutions could adversely affect our profitability.
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
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Corporation and its subsidiaries conform to generally accepted accounting principles in the United States of America and general practices within the financial services industry. Various elements of the Corporation’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates.
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, retained interests on transfers of financial assets – non-prime mortgage loans securitizations (valuations of interest-only strips and mortgage servicing rights), income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the MD&A included in Popular, Inc.’s 2005 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2005 Annual Report for a summary of the Corporation’s significant accounting policies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
The following is a list of recently issued accounting pronouncements and interpretations that are applicable for adoption by the Corporation in 2006 or thereafter. Refer to Note 2 to the consolidated financial statements for a description of each statement and management’s assessment as to the impact of the adoptions.

SFAS No. 123-R “Share-Based Payments” — This Statement focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. The impact of the adoption of SFAS 123-R in January 2006 was not significant for the results of the quarter and six months ended June 30, 2006. Refer to Note 13 to the consolidated financial statements for required disclosures and further information on the impact of this accounting pronouncement.
SFAS No. 153 “Exchanges of Nonmonetary Assets” — This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The adoption of this Statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows for the quarter and six months ended June 30, 2006.
SFAS No. 154 “Accounting Changes and Error Corrections” — This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. The Corporation adopted SFAS No. 154 in January 2006. The adoption of SFAS No. 154 did not have a significant impact on the statement of condition or results of operations for the quarter and six months ended June 30, 2006.
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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (FIN 48) — In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
Significant elements of the new guidance include the following:
•	Recognition: A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.

•	Measurement: The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

•	Change in judgment: The assessment of the recognition threshold and the measurement of the associated tax benefit might change as new information becomes available. Unrecognized tax benefits should be recognized in the period that the position reaches the recognition threshold, which might occur prior to absolute finality of the matter. Similarly, recognized tax benefits should be derecognized in the period in which the position falls below the threshold.

•	Interest/Penalties: A taxpayer is required to accrue interest and penalties that, under relevant tax law, the taxpayer would be regarded as having incurred. Accordingly, under FIN 48, interest would start to accrue in the period that it would begin accruing under the relevant tax law, and penalties should be accrued in the first period for which a position is taken (or is expected to be taken) on a tax return that would give rise to the penalty. How a company classifies interest and penalties in the income statement is an accounting policy decision. The company should disclose that policy and the amounts recognized.

•	Balance sheet classification: Liabilities resulting from this Interpretation are classified as long-term, unless payment is expected within the next 12 months.

•	Disclosures: The Interpretation requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis.
A company should record the change in net assets that results from the application of the Interpretation as an adjustment to retained earnings. The accounting provisions of FIN 48 will be effective for the Corporation beginning January 1, 2007. The Corporation is in the process of determining the impact, if any, that the adoption of this accounting interpretation may have on its financial condition and results of operations.
NET INTEREST INCOME
Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and six months ended June 30, 2006, as compared with the same periods in 2005, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans which are exempt from income tax, principally in Puerto Rico (P.R.). The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies and sponsored entities and of the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter end. The statutory income tax rate considered for the

Corporation’s P.R. operations in the quarter and six months ended June 30, 2005 was 39%. During the third quarter of 2005, the Government of P.R. approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from a 39% to 41.5%. The impact of the additional tax, including the retroactive amounts corresponding to the first nine months of 2005, was included in the Corporation’s results of operations in the third quarter of 2005. In addition, as indicated in the Overview section, during the second quarter of 2006 the Government of P.R. approved a temporary one-year additional tax of 2.0% for banking entities. The statutory income tax rates considered for the Corporation’s P.R. operations in the quarter ended June 30, 2006 were 43.5% for the bank subsidiary and 41.5% for the non-bank subsidiaries. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law, also affected by the mentioned increases in tax rates. The statutory income tax rate considered for the Corporation’s U.S. operations was 35%.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter and six months ended June 30, 2006 included an unfavorable impact of $4.6 million and $12.0 million, respectively, consisting principally of amortization of net loan origination costs (net of fees), amortization of net premiums on loans purchased, prepayment penalties and late payment charges. These amounts approximated $8.8 million and $17.5 million for the quarter and six months ended June 30, 2005, respectively.
As shown in Table B, the increase in net interest income on a taxable equivalent basis for the quarter ended June 30, 2006, compared with the same quarter in the previous year, was mainly due to the increase in average earning assets, primarily loans, partially offset by a decrease in the net interest margin.
The increase in the average loan portfolio was led by growth in commercial, including construction, and consumer loans. The increase in the average volume of the commercial loan portfolio for the quarter was mainly reflected in P.R., our primary market, while the U.S. mainland operations continued its growth. Also, contributing to the increase in the consumer loan portfolio was the acquisition of E-LOAN during the last quarter of 2005, and greater volume of auto loans in the P.R. auto and lease financing subsidiary. Refer to the Financial Condition section of this MD&A for detailed factors that contributed to the growth in the loan portfolio.
The increase in average earning assets for the quarter was funded principally with a combination of interest bearing deposits, primarily time deposits, and short and long-term borrowings. The decrease in average non-interest bearing deposits for the quarter ended June 30, 2006, compared with the same quarter in the previous year, resulted principally from the conversion of non-interest bearing demand deposits of certain government entities in P.R. to interest bearing demand deposits commencing during the third quarter of 2005 as agreed by the banking association and certain financial institutions in P.R.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended June 30,

										Variance
Average Volume			Average Yields / Costs					Interest		Attributable to
2006	2005	Variance	2006	2005	Variance		2006	2005	Variance	Rate	Volume

($ in millions)							(In thousands)
$607	$841	$(234)	5.51%	3.77%	1.74%	Money market investments	$8,333	$7,906	$427	$3,002	$(2,575)
12,217	12,172	45	5.12	4.67	0.45	Investment securities	156,481	142,224	14,257	14,612	(355)
431	548	(117)	6.90	6.11	0.79	Trading securities	7,421	8,350	(929)	991	(1,920)

13,255	13,561	(306)	5.20	4.68	0.52		172,235	158,480	13,755	18,605	(4,850)

						Loans:
13,428	11,452	1,976	7.57	6.55	1.02	Commercial	253,358	187,083	66,275	31,350	34,925
1,304	1,312	(8)	7.47	7.59	(0.12)	Leasing	24,352	24,884	(532)	(395)	(137)
12,192	11,999	193	6.86	6.50	0.36	Mortgage	209,159	194,928	14,231	11,065	3,166
5,017	4,272	745	10.57	10.06	0.51	Consumer	132,329	107,276	25,053	4,751	20,302

31,941	29,035	2,906	7.77	7.09	0.68		619,198	514,171	105,027	46,771	58,256

$45,196	$42,596	$2,600	7.01%	6.32%	0.69%	Total earning assets	$791,433	$672,651	$118,782	$65,376	$53,406

						Interest bearing deposits:
$3,892	$3,721	$171	1.95%	1.49%	0.46%	NOW and money market*	$18,872	$13,832	$5,040	$3,909	$1,131
5,375	5,629	(254)	1.35	1.18	0.17	Savings	18,096	16,570	1,526	2,291	(765)
9,682	8,591	1,091	4.10	3.23	0.87	Time deposits	98,993	69,286	29,707	20,199	9,508

18,949	17,941	1,008	2.88	2.23	0.65		135,961	99,688	36,273	26,399	9,874

10,977	9,778	1,199	4.64	3.17	1.47	Short-term borrowings	127,074	77,376	49,698	38,910	10,788
10,168	9,596	572	5.25	4.70	0.55	Medium and long-term debt	133,223	112,602	20,621	12,538	8,083

40,094	37,315	2,779	3.96	3.11	0.85	Total interest bearing liabilities	396,258	289,666	106,592	77,847	28,745
4,027	4,398	(371)				Non-interest bearing demand deposits
1,075	883	192				Other sources of funds

$45,196	$42,596	$2,600	3.52%	2.73%	0.79%

			3.49%	3.59%	(0.10%)	Net interest margin

						Net interest income on a taxable equivalent basis	395,175	382,985	12,190	$(12,471)	$24,661

			3.05%	3.21%	(0.16%)	Net interest spread

						Taxable equivalent adjustment	29,396	25,555	3,841

						Net interest income	$365,779	$357,430	$8,349

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

The decrease in net interest margin, on a taxable equivalent basis, influenced by the Corporation’s liability sensitive position (interest-sensitive liabilities repricing or maturing faster than interest-sensitive assets), was mainly the result of the following factors:
•	Higher cost of short-term borrowings as the Federal Reserve (FED) continued its tightening monetary policy. The FED raised the federal funds target rate 200 basis points during 2005 and an additional 100 basis points during the six months ended June 30, 2006.

•	Increased cost of interest bearing deposits since the growth in this category has been attained principally in time deposits. This category carries a higher-cost in part influenced by interest rate campaigns to attract deposits in a very competitive environment, both in P.R. and the U.S. mainland. Also, the Corporation has experienced higher costs in money market and savings accounts due to sustained marketing campaigns and competition in the U.S. mainland. The Corporation strives to increase its deposit base, primarily in the U.S. mainland, and reduce its reliance on short-term borrowings in the rising interest rate scenario.

•	Increased cost of long-term debt, principally resulting from secured debt derived from mortgage loan securitization transactions done in 2005.
Partially offsetting these unfavorable variances were the following contributors:
•	Higher yields in commercial loans, mainly the portfolio with short-term repricing terms, which are favorably impacted by the rising interest rates. As of June 30, 2006, approximately 59% of the commercial and construction loans portfolio had floating or adjustable interest rates.

•	Increased yield in the investment securities portfolios, partly due to the repricing of collateralized mortgage obligations with floating rates.

•	A positive impact resulting from favorable valuations of swap contracts acquired to hedge the cost of financing certain mortgage and auto loan portfolios, in which the Corporation is fixing the cost of funding these portfolios.

•	Increase in the yield of consumer loans driven in part by home equity lines of credit with floating rates and an increase in the average balance of credit cards, which carry a higher rate.
As shown in Table C, for the six-month period ended June 30, 2006, net interest income on a taxable equivalent basis increased mainly as a result of a higher average balance of earning assets, and was partially offset by the decrease in net interest margin, both influenced by the same factors previously described in the quarterly results. The increase in the taxable equivalent adjustment for the six months ended June 30, 2006, compared with the same period in the previous year, is mainly the result of a higher statutory tax rate in Puerto Rico of 43.5% for the banking corporations and 41.5% for all other corporations. Average tax-exempt earning assets approximated $10.0 billion in the six-month period ended June 30, 2006, of which 89% represented tax-exempt investment securities, compared with $7.4 billion and 90%, respectively, in the same period in 2005.

TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Six-month period ended June 30,

										Variance
Average Volume			Average Yields / Costs					Interest		Attributable to
2006	2005	Variance	2006	2005	Variance		2006	2005	Variance	Rate	Volume

($ in millions)							(In thousands)
$626	$853	$(227)	5.40%	3.65%	1.75%	Money market investments	$16,748	$15,440	$1,308	$6,109	$(4,801)
12,324	12,069	255	5.08	4.59	0.49	Investment securities	312,819	276,613	36,206	31,990	4,216
516	473	43	6.57	6.19	0.38	Trading securities	16,795	14,534	2,261	907	1,354

13,466	13,395	71	5.15	4.58	0.57		346,362	306,587	39,775	39,006	769

						Loans:
13,185	11,375	1,810	7.44	6.42	1.02	Commercial	486,285	361,893	124,392	62,244	62,148
1,312	1,298	14	7.47	7.63	(0.16)	Leasing	48,986	49,551	(565)	(1,081)	516
12,480	12,306	174	6.80	6.51	0.29	Mortgage	424,260	400,262	23,998	18,249	5,749
4,956	4,192	764	10.40	10.15	0.25	Consumer	256,380	211,635	44,745	5,511	39,234

31,933	29,171	2,762	7.65	7.04	0.61		1,215,911	1,023,341	192,570	84,923	107,647

$45,399	$42,566	$2,833	6.91%	6.27%	0.64%	Total earning assets	$1,562,273	$1,329,928	$232,345	$123,929	$108,416

						Interest bearing deposits:
$3,841	$3,749	$92	1.84%	1.44%	0.40%	NOW and money market*	$35,076	$26,765	$8,311	$7,530	$781
5,447	5,625	(178)	1.31	1.18	0.13	Savings	35,476	33,020	2,456	3,449	(993)
9,578	8,289	1,289	4.00	3.33	0.67	Time deposits	189,820	136,959	52,861	29,581	23,280

18,866	17,663	1,203	2.78	2.25	0.53		260,372	196,744	63,628	40,560	23,068

11,226	9,738	1,488	4.52	2.97	1.55	Short-term borrowings	251,877	143,179	108,698	83,485	25,213
10,311	9,924	387	5.21	4.58	0.63	Medium and long-term debt	266,455	225,737	40,718	33,606	7,112

40,403	37,325	3,078	3.89	3.05	0.84	Total interest bearing liabilities	778,704	565,660	213,044	157,651	55,393
3,944	4,304	(360)				Non-interest bearing demand deposits
1,052	937	115				Other sources of funds

$45,399	$42,566	$2,833	3.46%	2.68%	0.78%

			3.45%	3.59%	(0.14%)	Net interest margin

						Net interest income on a taxable equivalent basis	783,569	764,268	19,301	$(33,722)	$53,023

			3.02%	3.22%	(0.20%)	Net interest spread

						Taxable equivalent adjustment	58,026	49,552	8,474

						Net interest income	$725,543	$714,716	$10,827

NON-INTEREST INCOME
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and six-month periods ended June 30, 2006 and 2005.
As indicated in the Overview section of this MD&A, the decrease in non-interest income for the quarter ended June 30, 2006, compared with the same quarter in 2005, was driven mostly by lower trading account profits and a net loss on sale and valuation adjustments of investment securities. The decrease in trading account profits was the result of higher trading profits recognized in the second quarter of 2005, primarily related with the pooling of $552 million in mortgage loans into mortgage-backed securities by BPPR, which were subsequently sold in the secondary markets. Gains on sale and valuation adjustment of investment securities were unfavorably impacted by the adjustment of

$15.0 million in the second quarter of 2006 for other-than-temporary impairments of interest-only securities of PFH. Considering market trends for the sub-prime mortgage industry and benchmarking procedures followed against industry and third-party valuation data, the Corporation adjusted certain critical assumptions utilized in the valuation of its interest-only securities. Changes considered this quarter included an increase in the discount rate from 15% to 17%, and certain revisions in the discounted cash flow models for prepayment speeds and credit loss assumptions.
These decreases were partially offset by higher gains on sale of loans, resulting mostly from sales by E-LOAN, acquired during the fourth quarter of 2005, which sold approximately $943 million in loans during the quarter ended June 30, 2006, primarily residential mortgage loans, contributing with approximately $19.5 million in gains. Also, BPNA contributed with higher gains on sale of SBA loans by $3.0 million. Offsetting these increases were lower gains on sale of loans at PFH mainly because there were no off-balance sheet securitization transactions performed during the second quarter of 2006, compared with two off-balance sheet securitization transactions in the second quarter of 2005 involving $776 million, which contributed with approximately $11.4 million in gains.
Also, there was higher other operating income mostly associated with an increase of $9.1 million in dividend income derived from the Corporation’s investment in TelPRI, primarily associated with a special dividend resulting from the sale of certain operations at that institution. Other factors contributing to the increase in other operating income were a favorable fair value valuation adjustment of the subordinated convertible note issued by ACE Cash Express, Inc. (“ACE”) as part of PCE’s sale transaction executed in the fourth quarter of 2005, higher bank-owned life insurance income, higher income derived from securitization related invested funds and other revenues from E-LOAN related in part to the mortgage escrow and loan closing services business.
The increase in service charges on deposit accounts for the second quarter of 2006, compared with the same period in the previous year, was principally associated to higher volume of approvals on checks paid in commercial accounts with non-sufficient funds.
The composition of other service fees by major categories is presented in Table D. The reduction in quarterly results on other service fees was led by lower check cashing fees resulting from the sale of the retail outlets of PCE. Mortgage servicing fees reflect a reduction mostly due to higher amortization of mortgage servicing rights primarily from servicing rights recorded on on-balance sheet securitizations. The associated income is accreted as part of interest income since the loans remain in the Corporation’s records. Also, there were lower fees from the sale and administration of investment products primarily in mutual funds commissions and revenues from the institutional business. The “other fees” category was unfavorably impacted by lower revenues from PCE related to money transfer and other services that are no longer offered. These unfavorable variances were partially offset by higher credit card fees mostly associated with higher merchant business income resulting from increased sales, and higher credit card late payment fees derived from higher volume and a price change, partially offset by lower credit card membership fees that resulted from promotional campaigns with no annual fee induced by business strategies and industry competition. Debit card fees increased as a result of higher transactional volume at a higher average price.

TABLE D
Non-interest income

(In thousands)	Quarter ended June 30,			Six months ended June 30,
	2006	2005	$ Variance	2006	2005	$ Variance

Service charges on deposit accounts	$47,324	$45,132	$2,192	$94,793	$88,824	$5,969
Other service fees:
Credit card fees and discounts	$22,371	$20,058	$2,313	$44,944	$38,583	$6,361
Debit card fees	15,085	13,193	1,892	30,004	26,215	3,789
Insurance fees	14,411	12,761	1,650	26,552	24,434	2,118
Processing fees	10,939	10,470	469	21,218	20,577	641
Sale and administration of investment products	6,649	7,821	(1,172)	14,106	13,967	139
Trust fees	2,313	2,018	295	4,644	4,133	511
Mortgage servicing fees, net of amortization	1,088	3,792	(2,704)	4,040	6,535	(2,495)
Check cashing fees	125	4,643	(4,518)	540	10,469	(9,929)
Other fees	7,036	9,085	(2,049)	14,315	17,943	(3,628)

Total other service fees	$80,017	$83,841	$(3,824)	$160,363	$162,856	$(2,493)

Net (loss) gain on sale and valuation adjustment of investment securities	$(14,424)	$561	$(14,985)	$(2,084)	$51,811	$(53,895)
Trading account profit	1,830	19,668	(17,838)	13,305	23,431	(10,126)
Gain on sale of loans	29,054	15,274	13,780	76,315	25,090	51,225
Other operating income	40,185	25,982	14,203	70,127	44,035	26,092

Total non-interest income	$183,986	$190,458	$(6,472)	$412,819	$396,047	$16,772

Non-interest income for the six months ended June 30, 2006 included higher gains on sales of loans when compared with the same period in 2005. This increase resulted mostly from E-LOAN, which contributed approximately $43 million in gains on the sale of over $2.0 billion in loans, primarily residential mortgage loans. The financial results for the six-month period ended June 30, 2006 also included higher other operating income related with the same events already mentioned for the quarterly results. The principal variances were partially offset by lower gains on sale and valuation adjustments of investment securities and lower trading account profits. The Corporation recognized $51.8 million in gains on the sale and valuation adjustments of investment securities in the six-month period ended June 30, 2005, principally associated with the sale of marketable equity securities, compared with net losses of $2 million in the same period of 2006. The 2006 results included gains of $14.9 million on the sale of investment securities, mainly marketable equity securities, offset by unfavorable adjustments of $16.9 million for other-than-temporary impairment of investment securities, particularly interest-only securities of PFH. The decrease in trading account profits was also associated principally with lower gains realized on the pooling of mortgage loans into mortgage-backed securities. The principal variances in other service fees and in service charges on deposit accounts were also influenced by similar factors mentioned in the quarterly results.
OPERATING EXPENSES
Refer to the consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.
Operating expenses for the quarter ended June 30, 2006 increased 12% compared with the same period in 2005, with E-LOAN representing substantially all of that increase.
Personnel costs for the quarter ended June 30, 2006 rose $12.2 million, or 8%, compared to the same period in 2005. Full-time equivalent employees (FTEs) were 12,828 at June 30, 2006, an increase of 237 from the same date in 2005. E-LOAN’s acquisition added over 830 FTEs, and represented an approximately $14.2 million increase in personnel costs for the second quarter of 2006. The sale of PCE also impacted with a reduction in FTEs of over 360, or approximately $2.8 million in personnel costs.

All other operating expenses for the quarter ended June 30, 2006, excluding personnel costs, increased $26.6 million, or 16%, compared with the second quarter of 2005. The categories with the largest increases were professional fees, business promotion, equipment and net occupancy expenses. These cost increases were associated with higher credit related costs to support the lending business, increased legal fees, higher advertising expenses mainly in E-LOAN, systems and application costs to support business processes and business expansion related costs. For the quarter ended June 30, 2006, E-LOAN accounted for approximately $24.6 million of the increase in operating expenses, excluding personnel costs, while PCE represented a decline of approximately $4.6 million.
As presented in Table A, the Corporation’s efficiency ratio increased from 60.15% for the quarter ended June 30, 2005 to 64.34% for the same quarter in 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2005 Annual Report, in determining the efficiency ratio the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to ($14.4) million in the quarter ended June 30, 2006, compared with $8.9 million in the same quarter in the previous year, and corresponded principally to net (losses) gains on the sale of investment securities and unfavorable adjustments in the valuation of investment securities and capital gains on the sale of real estate. In 2006, the Corporation has taken corporate-wide steps to implement productivity improvements and expense management controls, which in the long-run should result in efficiency improvements.
For the six-month period ended June 30, 2006, operating expenses increased $105.2 million, or 16%, compared with the same period in 2005. E-LOAN represented $77.2 million of that increase. Categories with the major variances included personnel costs, professional fees, business promotion, equipment and net occupancy expenses. The increase in personnel costs, besides the impact of higher headcount and E-LOAN’s acquisition, was driven mostly by higher salaries, related taxes, medical insurance and savings plan expenses, partially offset by lower profit sharing and higher deferred costs associated with the origination volume in the lending business. As described in Note 14 to the consolidated financial statements, there were plan amendments in certain employee benefits plans effective January 1, 2006.
Variances in all other operating expense categories for the six months ended June 30, 2006, compared with the same period in 2005, were associated with the general factors previously described for the quarterly results. Also, the increase in operating expenses incorporates a $9.7 million pre-tax loss ($6.1 million after-tax) on the impact of the change in fiscal year of certain of the Corporation’s subsidiaries which was completed during the first quarter of 2006. As previously described in the Corporation’s Form 10-K for the year ended December 31, 2005, in 2005, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. The financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) are included in a separate line within operating expenses for the six months ended June 30, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation have aligned their year-end closings to December 31st, similar to the parent holding company.
INCOME TAX
The decrease in income tax expense for the quarter ended June 30, 2006 compared to the same quarter in 2005 was primarily due to lower pretax earnings and an increase in exempt interest income net of the disallowance of expenses attributed to such exempt income. In addition, income tax expense decreased due to a reversal of certain tax positions upon the completion during the second quarter of 2006 of various federal and Puerto Rico tax audits. This was partially offset by an increase in the Puerto Rico statutory income tax rate from 39% to 41.5% on regular corporations and 43.5% on banks. Also, there was a decrease in income subject to a lower preferential capital gain tax rate. The effective tax rate for the second quarter of 2006 and 2005 was 18.64% and 23.82%, respectively.

The decrease in income tax expense for the six-month period ended June 30, 2006 compared with the same period in 2005 was primarily due to lower pretax earnings, and higher exempt interest income net of disallowance of expenses attributed to such exempt income. This was partially offset by a decrease in income subject to a lower preferential capital gain tax rate when compare to the same quarter last year. The effective tax rate for the six months ended June 30, 2006 was 21.81%, compared with 22.33% for the same period in 2005.
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
For a more complete description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 19 to the consolidated financial statements. The Corporate group, which supports the four reportable segments, had a net loss of $2.0 million in the second quarter of 2006, compared with a net loss of $12.7 million in the same quarter of 2005. The favorable variance was primarily due to increased dividend income from TelPRI. On a year-to-date basis, the Corporate group had a net loss of $2.3 million for the six months ended June 30, 2006, compared to net income of $22.0 million in the same period of the previous year. During the semester ended June 30, 2005, the Corporation’s holding companies within the Corporate group realized gains on the sale of securities, mainly marketable equity securities, approximating $50.5 million, compared with $14.2 million in the same period of 2006. The variance in gain on sale of securities was partially offset by the aforementioned increase in TelPRI’s dividend income in 2006.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The segment of Banco Popular de Puerto Rico reported net income of $90.3 million for the quarter ended June 30, 2006, a decrease of $21.4 million, or 19%, compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended June 30, 2006 when compared to the second quarter of 2005 included:
•	Lower net interest income by $0.7 million, or less than 1%. The decrease was primarily related to the consumer and retail banking business, the net interest income of which declined by $9.7 million, or 6%. Although the volume of the consumer loan portfolio increased in average, its yield declined as a result of new loans originated at low rates due to competitive pressures and risk-based pricing models which lowered the interest spread charged on certain loans. Also, the flattened yield curve has affected the ability to raise interest rates on mortgage loans originated. This unfavorable variance in the consumer and retail banking business was partially offset by higher net interest income derived from the commercial banking business, which experienced a $10.7 million, or 14%, growth. This increase in commercial banking net interest income was primarily the result of a greater average volume of commercial loans, coupled with a higher yield. A substantial portion of Banco Popular de Puerto Rico’s commercial portfolio has adjustable or floating rate characteristics, thus was favorably impacted by the higher short-term interest rates experienced in 2005 and 2006. The net interest margin in Banco Popular de Puerto Rico’s reportable segment was negatively impacted by the higher cost of funding in the rising rate scenario.

•	Higher provision for loan losses by $9.7 million, or 41%, primarily associated with growth in the commercial loan portfolio, higher non-performing loans, mainly commercial and mortgage, and higher net charge-offs, mostly in the consumer and lease financing portfolios. The allowance for loans losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.01% at June 30, 2006, compared with 2.17% at June 30, 2005 and 1.99% at December 31, 2005. The provision for loan losses represented 139% of net charge-offs for the second quarter of 2006, compared with 128% of net charge-offs in the same period of 2005. The increase in provision levels for 2006 also considered probable deterioration in the portfolio in P.R. due to the uncertainty in the local economy associated with the government’s fiscal crisis.

•	Non-interest income declined by $21.4 million, or 17%, mainly due to lower mortgage banking revenues from the sale of loans and mortgage-backed securities in the secondary markets and lower gains on the sale of real estate properties. The unfavorable variances were partially offset by higher credit card fees and discounts, debit card fees, and insurance fees.

•	Operating expenses decreased by $3.1 million, or 2%, primarily associated to lower business promotion expenses. Personnel costs declined slightly. FTEs were 6,358 at June 30, 2006 compared with 6,470 at June 30, 2005. Popular’s expense management control efforts in place during the first six-months of 2006 are being effective and management is committed to continue fostering that initiative.

•	Lower income taxes by $5.9 million, or 19%, primarily due to lower pretax earnings and an increase in exempt interest income net of the disallowance of expenses attributed to such exempt income. In addition, income tax expense decreased due to a reversal of certain tax positions upon the completion during the second quarter of 2006 of certain Puerto Rico tax audits. This was partially offset by an increase in the Puerto Rico statutory income tax rate from 39% to 41.5% on regular corporations and 43.5% on banks.
Net income for the six months ended June 30, 2006 totaled $190.4 million, a decrease of $12.6 million, or 6%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $9.1 million, or 2%;

•	higher provision for loan losses by $8.1 million, or 16%;

•	lower non-interest income by $0.5 million;

•	higher operating expenses by $1.2 million, or less than 1%;

•	lower cumulative effect of accounting change of $3.2 million; and

•	higher income tax expense by $8.7 million.
Banco Popular North America
For the quarter ended June 30, 2006, net income for the reportable segment of Banco Popular North America totaled $22.9 million, an increase of $2.8 million, or 14%, compared with the financial results for the second quarter of 2005. The main factors that contributed to this quarterly variance included:
•	Net interest income grew by $3.7 million, or 4%, mostly due to an increase in the volume of earning assets, primarily commercial loans. Earning assets growth was funded primarily through time deposits, including retail certificates of deposits attracted by deposit gathering campaigns at attractive rates, and brokered certificates of deposits, and short-term borrowings.

•	Provision for loan losses increased by $3.8 million, or 54%, primarily due to growth in the commercial loan portfolio and higher net charge-offs in the consumer and lease financing portfolios, partially offset by lower net charge-offs in commercial loans.

•	Higher non-interest income by $0.9 million, or 3%, which was mainly due to higher service charges on deposit accounts, mainly commercial account analyses fees, and higher gains on the sale of SBA loans, partially offset by lower service fees as a result of lower check cashing and money transfer fees due to the sale of PCE operations.

•	Lower operating expenses by $2.9 million, or 4%, mainly due to the sale of PCE operations, partially offset by higher expenses in business promotion, net occupancy and professional fees. The latter included higher costs associated with the lending business, such as appraisals and collection services, and computer service and processing fees.

•	Higher income taxes by $0.9 million, or 8%, were mainly due to higher taxable income.
Net income for the six months ended June 30, 2006 totaled $45.5 million, an increase of $5.5 million, or 14%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $8.1 million, or 5%;

•	higher provision for loan losses by $5.9 million, or 42%;

•	lower non-interest income by $2.4 million, or 4%;

•	lower operating expenses by $7.3 million, or 5%; and

•	higher income tax expense by $1.8 million, or 7%.

Popular Financial Holdings
PFH’s net loss for the quarter ended June 30, 2006, totaled $19.2 million, compared with a net income of $5.7 million for the second quarter of 2005. Factors that contributed to the variance in these financial results included:
•	Net interest income increased by $6.2 million, or 12%. This variance includes net interest income from E-LOAN, primarily derived from the auto loan portfolio, and favorable impact resulting from swap contracts used to economically hedge the cost of short-term financing which have helped offset the impact of net interest margins compressing. On the other hand, profit margins in the mortgage lending segment continued to tighten in 2006 as short-term rates continued to rise while the rates on the mortgage loans originated increased at a lesser rate. Also, the average cost of on-balance sheet securitizations rose for the quarter ended June 30, 2006. This unfavorable variance due to a lower net interest margin was partially offset by higher average volume of earning assets, primarily related to the auto loan portfolio of E-LOAN.

•	The provision for loan losses increased by $3.6 million, or 19%, primarily due to higher net charge-offs and non-performing assets in the mortgage and consumer loan portfolios.

•	Higher non-interest income by $0.8 million was mainly due to higher gains on the sale of mortgage loans due to E-LOAN. This was partially offset by lower gains derived from securitization deals since PFH did not execute any off-balance sheet securitizations in the second quarter of 2006, compared with two in the same quarter of 2005. Also, there were higher write-downs in the valuation of interest-only strips in the quarter ended June 30, 2006 as explained in the Non-Interest Income section of this MD&A.

•	Operating expenses rose $41.5 million, mainly as a result of $38.9 million in operating expenses of E-LOAN, which did not exist in the second quarter of 2005.

•	Income tax benefit in the quarter ended June 30, 2006 of $9.7 million resulting from the quarter’s taxable loss, compared to income tax expense of $3.4 million in the second quarter of 2005.
Net loss for the six months ended June 30, 2006 totaled $27.0 million, compared with a net income of $16.2 million for the same period in the previous year. These results reflected:
•	lower net interest income by $2.4 million, or 2%;

•	higher provision for loan losses by $7.8 million, or 25%;

•	higher non-interest income by $38.8 million;

•	higher operating expenses by $96.0 million, which included an unfavorable impact of the change in fiscal year in the PFH reportable segment amounting to $6.2 million; and

•	income tax benefit of $14.5 million in 2006, compared with income tax expense of $9.7 million in 2005.
Mortgage banking profit margins have lowered as a result of interest rates rising faster than the coupons on newly originated mortgage loans. The spreads between funding costs and loan coupons have narrowed. Also, the origination market in the U.S. has begun to stabilize after a multiyear boom. The non-prime mortgage industry continues to pose challenges for 2006. Over the next few months management will continue reengineering its mortgage business in the United States. Cost containment and production efficiencies will be a major focus.
EVERTEC
EVERTEC’s net income for the quarter ended June 30, 2006 totaled $5.4 million, a decline of $1.8 million, compared with the results of the same quarter in the previous year. The principal factors that contributed to the variance in results for 2006 when compared with the second quarter of 2005 included:
•	Growth in non-interest income of $1.2 million, or 2%, was the result of higher electronic transactions processing fees and other technology consulting fees, including disaster recovery and network support, among other services. This was partially offset by a lower remeasurement adjustment of the Corporation’s investment in CONTADO in the Dominican Republic. This figure is impacted by the currency exchange rate of the Dominican peso at the remeasurement date, and to the mix in the composition of monetary and non-monetary balance sheet components of the entity being remeasured. For further information on this subject, refer to Note 1 to the consolidated financial statements.

•	Higher operating expenses by $2.5 million, primarily net occupancy expenses, professional fees, personnel costs and equipment expenses.

Net income for the six months ended June 30, 2006 totaled $10.5 million, compared with a net income of $14.0 million for the same period in the previous year. These results reflected:
•	higher non-interest income by $1.4 million, or 1%; and

•	higher operating expenses by $4.1 million.
FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statement of condition.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, is presented in Table E.
TABLE E
Loans Ending Balances

			Variance		Variance
			June 30, 2006		June 30, 2006
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	June 30, 2005

Commercial *	$13,696,562	$12,757,886	$938,676	$11,899,551	$1,797,011
Lease financing	1,294,966	1,308,091	(13,125)	1,317,561	(22,595)
Mortgage *	12,209,940	12,872,452	(662,512)	11,569,040	640,900
Consumer *	5,015,164	4,771,778	243,386	4,363,637	651,527

Total	$32,216,632	$31,710,207	$506,425	$29,149,789	$3,066,843

*	Includes loans held-for-sale
Commercial loan growth since December 31, 2005 was the reflect of continued success of sales efforts, primarily towards new credit lines on the corporate, construction and small business sectors. Also, there has been higher volume of funds drawn under existing commercial lines of credit and significant progress in construction phases at various large construction projects.
As shown in Table F, consumer loans also increased from the end of 2005 to June 30, 2006 in all loan categories. The increase in auto loans was derived from the auto loan financing subsidiary in BPPR’s reportable segment, fostered by marketing campaigns, and from auto loans originated by PFH, through its subsidiary E-LOAN. This increase in personal loans was associated to favorable customer response to marketing efforts, primarily in BPPR, and competitive and tiered pricing. Credit cards also increased mostly as a result of higher sales volume and increased number of credit card holders attracted from novel campaigns, offers of no annual membership fees, tiered pricing and new products directed to increase Popular’s credit card market share in Puerto Rico.
TABLE F
Breakdown of Consumer Loans

			Variance		Variance
			June 30, 2006		June 30, 2006
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	June 30, 2005

Personal	$2,169,673	$2,053,175	$116,498	$1,956,288	$213,385
Auto	1,681,556	1,598,634	82,922	1,362,098	319,458
Credit cards	1,010,340	968,550	41,790	896,273	114,067
Other	153,595	151,419	2,176	148,978	4,617

Total	$5,015,164	$4,771,778	$243,386	$4,363,637	$651,527

Partially offsetting the increase in commercial and consumer loans from the end of 2005 to June 30, 2006 was a decrease in mortgage loans. This decline was mostly associated to the pooling, during the first quarter of 2006, of

$464 million in conforming mortgage loans at BPPR into Fannie Mae mortgage-backed securities that were subsequently sold to investors, and to the sale of mortgage loans in two off-balance sheet securitization transactions performed by PFH in the first quarter involving approximately $652 million in mortgage loans. The Corporation has implemented strategic changes at PFH in 2006 primarily reducing non-prime mortgage loan acquisitions and increasing origination and sale of prime mortgage loans as a result of the acquisition of E-LOAN.
Similar factors influenced the increases (decreases) in the various loan categories as of June 30, 2006 when compared to June 30, 2005. E-LOAN, acquired in the fourth quarter of 2005, had $464 million and $245 million in loans at June 30, 2006 and December 31, 2005, respectively, mainly auto loans. The increase in mortgage loans from June 30, 2005 to the same date in 2006 was the result of PFH’s mortgage portfolio retained in the Corporation’s books as some of the securitization transactions done in 2005 and 2006 were structured as on-balance sheet securitizations (secured borrowings).
At June 30, 2006 and December 31, 2005, investment securities, including trading and other securities, totaled $12.0 billion and $12.7 billion, respectively, compared with $12.8 billion at June 30, 2005. Notes 5 and 6 to the consolidated financial statements provide additional information on the Corporation’s available-for-sale and held-to-maturity investment portfolios. Commencing in the quarter ended March 31, 2006, the interest-only strips derived from newly-issued PFH’s off-balance sheet securitizations are being accounted for as trading securities. As such, any valuation adjustment is being recorded as part of trading account profit (loss) in the consolidated statements of income. Interest-only strips accounted for as trading securities from PFH securitizations approximated $24 million at June 30, 2006.
The increase in goodwill and other intangible assets at June 30, 2006, compared with the same date in the previous year, was mostly related with the acquisition of E-LOAN during the last quarter of 2005. Refer to Note 9 to the consolidated financial statements for further details on the composition of intangible assets.
Table G provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition. The principal variances from December 31, 2005 to June 30, 2006 were:
•	Increase in net deferred tax assets, primarily associated with higher unrealized losses in the investment securities available-for-sale portfolio;

•	Increase in derivative assets, primarily related to index options purchased by the Corporation from major broker-dealer companies, which returns are tied to stock market indexes. These were principally associated with customers deposits offered by the Corporation whose returns are also tied to the performance of the index. Also, the increase in derivative assets was associated with greater volume of interest rate swaps offered to clients as an intermediary, and swaps contracted by the Corporation to economically hedge certain short and long-term borrowings. Refer to Note 8 to the consolidated financial statements for a detail of the Corporation’s derivatives as of June 30, 2006 and December 31, 2005;

•	Increase in servicing rights, principally related to securitization transactions performed by PFH after their fiscal year end 2005, which contributed with approximately $28 million in servicing rights at issuance date. Also, during the quarter ended March 31, 2006, PFH acquired approximately $7 million in rights to service $931 million in mortgage loans from a third-party;

•	Increase in securitization advances and related assets was associated with the securitizations performed by PFH;

•	Increase in “other” assets includes a dividend receivable from TelPRI for approximately $11 million and other miscellaneous accounts receivables.

TABLE G
Breakdown of Other Assets

			Variance
			June 30, 2006		Variance
	June 30,	December 31,	vs. December 31,	June 30,	June 30, 2006
(In thousands)	2006	2005	2005	2005	vs. June 30, 2005

Net deferred tax assets	$376,726	$305,723	$71,003	$237,109	$139,617
Securitization advances and related assets	251,482	236,719	14,763	222,406	29,076
Bank-owned life insurance program	201,635	197,202	4,433	158,421	43,214
Prepaid expenses	176,003	153,395	22,608	159,448	16,555
Servicing rights	159,486	141,489	17,997	92,075	67,411
Derivative assets	79,925	50,246	29,679	30,518	49,407
Investments under the equity method	63,550	62,745	805	59,117	4,433
Others	206,875	178,281	28,594	162,057	44,818

Total	$1,515,682	$1,325,800	$189,882	$1,121,151	$394,531

     The variance in other assets from June 30, 2005 to the same date in 2006 was mainly the result of the following:
•	Increase in net deferred tax assets associated with higher unrealized losses in the investment securities available-for-sale portfolio and the deferred tax assets recorded from the E-LOAN acquisition;

•	Increase in servicing rights, primarily the result of securitization transactions completed by PFH in 2005 and 2006;

•	Rise in bank-owned life insurance was related to additional funding during 2005 permitted as a result of an increased salary base resulting from the acquired banking institutions in 2004 and beginning of 2005;

•	Increase in derivative assets was the result of higher volume of index options and interest rate swaps as described in the variance above. Also, as part of the PCE sale transaction in the fourth quarter of 2005, the Corporation obtained a subordinated convertible note from ACE, the purchaser, in the amount of $19.4 million. Since the note is convertible into ACE’s common shares, the related embedded derivative was separated and accounted for at fair market value. As of June 30, 2006, the fair market value of this embedded derivative was approximately $14 million.

•	Increase in securitization advances and related assets was associated with PFH operations; and

•	Increase in “other” assets includes the dividend receivable from TelPRI and other miscellaneous accounts receivables.
Popular has accomplished deposit growth despite intense competitive pressures. A breakdown of the Corporation’s deposits at period-end is included in Table H:
TABLE H
Deposits ending balances

			Variance		Variance
	June 30,	December 31,	June 30, 2006 vs.	June 30,	June 30, 2006 vs.
(In thousands)	2006	2005	December 31, 2005	2005	June 30, 2005

Demand deposits *	$4,940,362	$4,415,972	$524,390	$4,932,560	$7,802
Savings, NOW and money market deposits	8,644,295	8,800,047	(155,752)	9,142,186	(497,891)
Time deposits	9,864,863	9,421,986	442,877	8,944,753	920,110

Total	$23,449,520	$22,638,005	$811,515	$23,019,499	$430,021

*	Includes interest and non-interest bearing demand deposits.

The increase in time deposits from June 30, 2005 was related to IRA deposits, interest rate campaigns for retail certificates of deposit, and new products launched. Brokered certificates of deposit, included in the category of time deposits, totaled $1.1 billion at June 30, 2006, compared with $879 million at June 30, 2005 and $1.2 billion at December 31, 2005.

The decline in savings, NOW and money market deposits from December 31, 2005 and June 30, 2005 to June 30, 2006 was in part due to a shift to time deposits, resulting from higher interest rates offered in time deposits from competitive campaigns.
The increase in demand deposits from December 31, 2005 to June 30, 2006 was primarily associated with commercial checking accounts and deposits in trust. The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $96 million at June 30, 2006, $119 million as of December 31, 2005 and $63 million as of June 30, 2005.
At June 30, 2006, borrowed funds totaled $20.8 billion, compared with $21.3 billion at December 31, 2005 and $19.1 billion at June 30, 2005. Refer to Note 10 to the consolidated financial statements for the composition of the Corporation’s borrowings as of such dates. The Federal Home Loan Banks (FHLB) provide funding to the Corporation’s banking subsidiaries through advances. At June 30, 2006 and December 31, 2005, the Corporation had short-term and long-term borrowings under these credit facilities totaling $1.3 billion and $1.6 billion, respectively. At June 30, 2005, these borrowings totaled $1.9 billion. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and in the most part do not have any callable features.
Among the principal borrowing activities of the Corporation that were effected during the six months ended June 30, 2006 were:
•	In April 2006, the Corporation issued $450 million in medium-term notes maturing in 2009. Of the total amount issued, $250 million bear interest at a fixed rate of 5.65% and $200 million bear interest at floating rates tied to the 3-month LIBOR plus a spread of 40 basis points, which reset quarterly. The Corporation simultaneously entered into an interest swap contract to convert the floating rate notes to fixed rate notes in the rising interest rate scenario. Under the swap arrangement, the Corporation pays a fixed rate equal to 5.58%. The cash inflows were used to substitute short-term borrowings and finance operations.

•	The Corporation executed two on-balance sheet securitizations of mortgage loans. These transactions are further described in the Off-Balance Sheet Activities section of this MD&A.
Other liabilities declined from December 31, 2005 to June 30, 2006 as reflected in the consolidated statements of condition included in the consolidated financial statements. As explained in the 2005 Annual Report and the Overview section of this MD&A, in 2005, certain of the Corporation’s non-banking subsidiaries continued to have a fiscal year ended on November 30, 2005. In preparing the consolidated statement of condition as of December 31, 2005, management had to reverse an intercompany elimination in order to reinstall loans outstanding to third parties. The impact of this reversal resulted in an increase of $429 million in the caption of other liabilities at year-end 2005. This intercompany transaction was not outstanding at June 30, 2006. As explained in the Overview section of this MD&A, all of the Corporation’s subsidiaries have aligned their closing periods to that of the Corporation; as such, timing differences no longer exist.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at June 30, 2006, December 31, 2005 and June 30, 2005. Also, the disclosures of accumulated other comprehensive loss, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income. The increase in stockholders’ equity since June 30, 2005 was due in part to earnings retention and from approximately $216 million in capital derived from the issuance of new shares of common stock under the subscription rights offering that took effect in the fourth quarter of 2005. These favorable variances were partially offset by a higher net unrealized loss position in the valuation of the available-for-sale securities portfolio by $322 million.
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2006 and 2005, and December 31, 2005 are presented on Table I. At June 30, 2006, December 31, 2005 and June 30, 2005, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.

The average tangible equity amounted to $2.9 billion at June 30, 2006, compared to $2.7 billion at December 31, 2005 and $2.6 billion at June 30, 2005. Total tangible equity was $2.7 billion at June 30, 2006, December 31, 2005, and at June 30, 2005. The average tangible equity to average tangible assets ratio was 6.10% at June 30, 2006, and 5.86% at December 31, 2005 and June 30, 2005.
TABLE I
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Risk-based capital
Tier I capital	$3,722,664	$3,540,270	$3,422,642
Supplementary (Tier II) capital	415,032	403,355	383,568

Total capital	$4,137,696	$3,943,625	$3,806,210

Risk-weighted assets
Balance sheet items	$30,665,611	$29,557,342	$27,815,458
Off-balance sheet items	2,401,700	2,141,922	1,998,119

Total risk-weighted assets	$33,067,311	$31,699,264	$29,813,577

Average assets	$47,676,953	$47,415,254	$44,899,811

Ratios:
Tier I capital (minimum required – 4.00%)	11.26%	11.17%	11.48%
Total capital (minimum required – 8.00%)	12.51%	12.44%	12.77%
Leverage ratio *	7.81%	7.47%	7.62%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
At June 30, 2006, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,645,385, Tier I Capital of $1,322,692, and a Tier I Leverage of $1,430,309 based on a 3% ratio or $1,907,078 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET AND ON-BALANCE SHEET SECURITIZATION ACTIVITIES
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
During 2006, the Corporation has conducted two asset securitizations that involved the transfer of mortgage loans to qualifying special purpose entities (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. Approximately, $652 million in adjustable and fixed-rate loans were securitized and sold by PFH during 2006, with a gain on sale of approximately $11.5 million. As part of these transactions, the Corporation recognized mortgage servicing rights of $12 million and interest-only strips of $23 million. Key economic assumptions used in measuring the retained interests at the date of these securitizations were: discount rate of 15% for IOs and 14% for MSRs, average conditional prepayment rates of 35% in adjustable rate loans and 28% in fixed-rate loans; and loss rates ranging from 1.7% to 2.7%.
The trusts created as part of off-balance sheet mortgage loans securitizations conducted prior to 2001, in 2005 and in 2006, are not consolidated in the Corporation’s financial statements since the transactions qualified for sale accounting based on the provisions of SFAS No. 140. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity, or the securitization trust funds. At June 30, 2006 and 2005, these trusts held approximately $2.4 billion and $1.4 billion, respectively, in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $2.3 billion and $1.4 billion at June 30, 2006 and 2005, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only strips. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights retained by the Corporation are recorded in the statements of condition at the lower of cost or market value, while the interest-only strips are recorded at fair value.
In the securitization transactions accounted for as secured borrowings (“on-balance sheet securitizations”) under the SFAS No. 140 criteria, the loans transferred are included on the balance sheet as loans pledged as collateral for secured borrowings. The proceeds from the sale of the securities to investors are included on the balance sheet as secured borrowings. During 2006, the Corporation has completed two on-balance sheet securitizations consisting of approximately $898 million in adjustable and fixed-rate loans. As part of these transactions, the Corporation recognized mortgage servicing rights of $16 million. Key economic assumptions used in measuring the servicing rights at the date of the securitizations were: discount rate of 14% to 16%, average conditional prepayment rates of 35% in adjustable rate loans and 28% in fixed-rate loans; and loss rates ranging from 1.5% to 2.7%.
As of June 30, 2006, interest-only strips and mortgage servicing rights related to the securitization transactions performed by PFH amounted to $72 million and $88 million, respectively. As previously explained in the Non-Interest Income section of this MD&A, during the six-months ended June 30, 2006, the Corporation recorded certain write-downs in the value of interest-only strips classified as available-for-sale securities since their decline in fair value was considered other-than-temporary.
Refer to Note 7 to the consolidated financial statements in this Form 10-Q for further information on these securitizations transactions and the related retained beneficial interests.

\

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table J summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six months ended June 30, 2006 and 2005.
TABLE J

Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six months ended June 30,
(Dollars in thousands)	2006		2005		Variance	2006		2005		Variance

Balance at beginning of period	$468,321		$448,222		$20,099	$461,707		$437,081		$24,626
Allowance purchased	—		—		—	—		3,685		(3,685)
Provision for loan losses	67,096		49,936		17,160	116,043		94,272		21,771
Impact of change in reporting period *	—		—		—	2,510		1,586		924

	535,417		498,158		37,259	580,260		536,624		43,636

Losses charged to the allowance:
Commercial	12,972		18,041		(5,069)	25,425		33,700		(8,275)
Lease financing	7,007		4,094		2,913	12,023		9,217		2,806
Mortgage	14,066		11,964		2,102	25,383		22,107		3,276
Consumer	33,047		24,472		8,575	64,279		48,005		16,274

Subtotal	67,092		58,571		8,521	127,110		113,029		14,081

Recoveries:
Commercial	4,369		7,379		(3,010)	8,728		13,122		(4,394)
Lease financing	2,287		2,003		284	6,073		4,797		1,276
Mortgage	295		288		7	426		421		5
Consumer	8,539		7,697		842	15,438		15,019		419

Subtotal	15,490		17,367		(1,877)	30,665		33,359		(2,694)

Net loans charged-off:
Commercial	8,603		10,662		(2,059)	16,697		20,578		(3,881)
Lease financing	4,720		2,091		2,629	5,950		4,420		1,530
Mortgage	13,771		11,676		2,095	24,957		21,686		3,271
Consumer	24,508		16,775		7,733	48,841		32,986		15,855

Subtotal	51,602		41,204		10,398	96,445		79,670		16,775

Balance at end of period	$483,815		$456,954		$26,861	$483,815		$456,954		$26,861

Ratios:
Net charge-offs to average loans held-in-portfolio	0.66%		0.59%			0.62%		0.57%
Provision to net charge-offs	1.30	x	1.21	x		1.20	x	1.18	x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in the Overview section and in the 2005 Annual Report).

Also, Table K presents annualized net charge-offs to average loans by loan category for the quarters and six months ended June 30, 2006 and 2005.
TABLE K
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Commercial	0.26%	0.37%	0.25%	0.36%
Lease financing	1.45	0.64	0.91	0.68
Mortgage	0.48	0.43	0.42	0.39
Consumer	2.00	1.57	2.01	1.57

	0.66%	0.59%	0.62%	0.57%

The decline in commercial loans net charge-offs to average loans held-in-portfolio ratio was mostly associated with portfolio growth and the mix of the commercial loan portfolio, which includes a higher proportion of real estate secured loans. The improved credit quality trend was also the result of the continuing identification and monitoring of potential problem loans.
The increase in lease financing net charge-offs to average loans held-in-portfolio for the quarter ended June 30, 2006, compared with the same quarter in 2005, was the result of higher delinquencies in Puerto Rico and increased charge-offs in the U.S. leasing subsidiary related to a particular customer lending relationship.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio increased slightly. The increase in delinquency levels has been experienced in both the BPPR and PFH reportable segments. Deteriorating economic conditions have impacted the mortgage delinquency rates, primarily in Puerto Rico.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose primarily due to growth in the unsecured portfolio, mainly in credit cards and personal loans, higher net charge-offs in the auto loan portfolio and deteriorating economic conditions which have led to higher delinquencies, particularly in Puerto Rico businesses.
NON-PERFORMING ASSETS
A summary of non-performing assets, which include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table L, along with certain credit quality metrics. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2005 Annual Report.

TABLE L
Non-Performing Assets

					$ Variance			$ Variance
		As a percentage		As a percentage	June 30, 2006		As a percentage	June 30, 2006
	June 30,	of loans HIP	December 31,	of loans HIP	vs.	June 30,	of loans HIP	vs.
(Dollars in thousands)	2006	by category	2005	by category	December 31, 2005	2005	by category	June 30, 2005

Commercial	$147,753	1.1%	$133,746	1.1%	$14,007	$135,767	1.1%	$11,986
Lease financing	3,038	0.2	2,562	0.2	476	2,629	0.2	409
Mortgage	409,689	3.5	371,885	3.0	37,804	376,712	3.4	32,977
Consumer	37,823	0.8	39,316	0.8	(1,493)	27,595	0.6	10,228

Total non-performing loans	598,303	1.9%	547,509	1.8%	50,794	542,703	1.9%	55,600
Other real estate	83,658		79,008		4,650	68,671		14,987

Total non-performing assets	$681,961		$626,517		$55,444	$611,374		$70,587

Accruing loans past due 90 days or more	$94,183		$86,662		$7,521	$85,520		$8,663

Non-performing assets to loans held-in-portfolio	2.16%		2.02%			2.13%
Non-performing assets to total assets	1.41		1.29			1.33
Allowance for loan losses to loans held-in-portfolio	1.53		1.49			1.59
Allowance for loan losses to non-performing assets	70.94		73.69			74.74
Allowance for loan losses to non-performing loans	80.86		84.33			84.20

The increase in the ratio of allowance for loan losses to loans held-in-portfolio as of June 30, 2006 compared with December 31, 2005 was influenced in part by the growth in non-performing assets, which has led management to increase the reserve levels. The increase in non-performing assets since December 31, 2005 was primarily in mortgage loans due to higher delinquencies in Puerto Rico resulting from deteriorating economic conditions and also in the U.S. mainland portfolio, primarily in the non-prime market. Also, non-performing commercial and construction loans increased from December 31, 2005, led in part by the growth in the commercial loan portfolio.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA/VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to the GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying Ginnie Mae mortgage-backed securities must report as their own assets defaulted loans that they have the option to purchase, even when they elect not to exercise the option. Also, accruing loans ninety days or more include residential conventional loans purchased from other financial institutions that although delinquent, the Corporation has received timely payment from the sellers / servicers, and in some instances have partial guarantees under recourse agreements.
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of the risks in the loan portfolios. In evaluating the adequacy of the allowance for loan losses, the Corporation’s management considers current economic conditions, loan portfolio composition and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The methodology used to establish the allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of June 30, 2006, there have been no significant changes in evaluation methods or assumptions from December 31, 2005 that had an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.

The Corporation considers a commercial loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at June 30, 2006, December 31, 2005 and June 30, 2005 were:

	June 30, 2006		December 31, 2005		June 30, 2005
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$68.6	$21.3	$69.6	$20.4	$84.0	$24.8
No valuation allowance required	58.9	—	46.3	—	49.6	—

Total impaired loans	$127.5	$21.3	$115.9	$20.4	$133.6	$24.8

Average impaired loans during the second quarter of 2006 and 2005 were $122 million and $138 million, respectively. The Corporation recognized interest income on impaired loans of $0.7 million and $1.4 million for the quarters ended June 30, 2006 and June 30, 2005, respectively, and $1.7 million and $2.1 million for the six months ended on those same dates, respectively.
In addition to the non-performing loans included in Table L, there were $32 million of loans at June 30, 2006, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2005 and June 30, 2005, these potential problem loans approximated $30 million and $44 million, respectively.
Under the standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at June 30, 2006, adjusted non-performing assets would have been $644 million or 2.04% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 86.32%. At December 31, 2005, adjusted non-performing assets would have been $587 million or 1.89% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 90.85%. At June 30, 2005, adjusted non-performing assets would have been $584 million or 2.04% of loans held-in-portfolio and the allowance to non-performing loans would have been 88.71%.
The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the level of net loan losses, the loan portfolio mix which includes a high proportion of real estate secured loans, and the methodology established to evaluate the adequacy of the allowance for loan losses.
As explained in the 2005 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. Puerto Rico’s share of the Corporation’s total loan portfolio has decreased from 59% at the end of 1999 to approximately 45% at June 30, 2006. The Corporation’s assets and revenue composition by geographical area and by business segment reporting is presented in Note 19 to the consolidated financial statements.
Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its Government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Commonwealth’s government (“P.R. Government”) has led nationally recognized rating agencies to downgrade the credit rating of the P.R. Government debt obligations. Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition and government debt ratings.
After the approval in July 2006 of the P.R. Government’s fiscal year 2006-2007 budget and the adoption of a sales tax, the rating agencies removed the P.R. Government obligations from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on loans from the Government Development Bank of Puerto Rico to cover budget deficits will be key determinants of future rating stability and restoration of the long-term outlook.
At June 30, 2006, the Corporation had $790 million of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $22.5 million are uncommitted lines of credit. Of this total, $739 million in loans were outstanding at June 30, 2006. A substantial portion of the credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues.
Furthermore, as of June 30, 2006, the Corporation had outstanding $188 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio (refer to Notes 5 and 6 to the consolidated financial statements). Of that total, $163 million is exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $56 million are in the form of Puerto Rico Commonwealth’s Appropriation Bonds which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (“S&P”), another nationally recognized credit rating agency. As of June 30, 2006, the Appropriation Bonds indicated above represented approximately $4.5 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
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
Based on the results of the sensitivity analyses as of June 30, 2006, the Corporation’s net interest income for the next twelve months is estimated to decrease by $24.3 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $13.7 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at June 30, 2006. These estimated changes are within the policy guidelines established by the Board of Directors.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The Corporation’s involvement in derivative activities since December 31, 2005 has not resulted in significant changes to its statement of condition or results of operations for the period ended June 30, 2006. Refer to Note 8 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
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
At June 30, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $36 million at December 31, 2005 and June 30, 2005. The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of June 30, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 83% at quarter-end, the Corporation continued to apply the remeasurement accounting as of June 30, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the six months ended June 30, 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $32.53 at June 30, 2006. During the quarter and six months ended June 30, 2006, approximately $391 thousand and $588 thousand, respectively, in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. The net remeasurement (losses) gains totaled ($533) thousand and $331 thousand for quarter and six months ended June 30, 2005, respectively. These remeasurement gains (losses) will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.

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
The composition of the Corporation’s financing to total assets at June 30, 2006 and December 31, 2005 follows.

			% increase (decrease)
			from	% of total assets
	June 30,	December 31,	December 31, 2005 to	June 30,	December 31,
(Dollars in millions)	2006	2005	June 30, 2006	2006	2005

Non-interest bearing deposits	$4,370	$3,958	10.4%	9.0%	8.1%
Interest-bearing core deposits	13,936	13,699	1.7	28.8	28.2
Other interest-bearing deposits	5,143	4,981	3.3	10.6	10.2
Federal funds and repurchase agreements	7,927	8,702	(8.9)	16.4	17.9
Other short-term borrowings	2,657	2,700	(1.6)	5.5	5.6
Notes payable	10,199	9,894	3.1	21.1	20.3
Others	705	1,241	(43.2)	1.5	2.6
Stockholders’ equity	3,463	3,449	0.4	7.1	7.1

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 78% of total deposits at June 30, 2006. Certificates of deposit with denominations of $100 thousand and over at June 30, 2006 represented 22% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$1,927,338
3 to 6 months	910,162
6 to 12 months	854,061
Over 12 months	1,451,338

$5,142,899

As of June 30, 2006, there have been no significant changes in the Corporation’s funding activities and strategy disclosed in the MD&A included in Popular, Inc.’s 2005 Annual Report for the year ended December 31, 2005. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2005. Refer to Note 11 to the consolidated financial statements for the Corporation’s involvement in certain commitments at June 30, 2006.

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
In early August 2005, Fitch, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. This rating outlook continued to be in effect as of June 30, 2006. In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial and / or business trends, which if left unchanged, may result in a rating change. The Corporation is also rated by two other nationally recognized credit rating agencies. Management has not been advised by these agencies of any potential changes to either the Corporation’s ratings or rating outlook. Following the announcement by the Corporation of the acquisition of E-LOAN, Fitch expressed concerns indicating that, while the Corporation’s capital profile is acceptable for current ratings, the level of tangible common equity would fall following the E-LOAN acquisition as a result of the intangibles recorded, primarily goodwill and trademark. Also, the outlook change considered the risk of greater exposure to the non-prime lending business. Management evaluated such concerns and has taken actions to address them. As described in the 2005 Annual Report, in the fourth quarter of 2005, the Corporation issued additional shares of common stock to strengthen the level of tangible equity capital. Furthermore, strategic changes have been implemented at PFH that should have the effect of decreasing the growth of the non-prime loan portfolio at the Corporation.
The Corporation and BPPR’s debt ratings at June 30, 2006 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s deposits and swap contracts are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $22 million at June 30, 2006.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At June 30, 2006, the Corporation had $647 million in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except that, as previously stated in “Management’s Report to Stockholders” included in Popular, Inc.’s Form 10-K for the year ended December 31, 2005, the Corporation remediated the design of the control associated with the presentation and classification of certain cash flows. The consolidated statement of cash flows for the year ended December 31, 2005 was fairly stated, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Puerto Rico Current Economic Condition
The economic uncertainty that exists in Puerto Rico, the Corporation’s primary market, caused in part by the disagreements of the legislative and executive branches of the Government regarding the tax and fiscal reform and the budget approval, has resulted in an economic slowdown in the Island. Also, increases in the price of petroleum and other consumer goods and services, coupled with a recently approved sales tax of 7%, are additional concerns impacting the Island’s economic situation. Puerto Rico economic growth remains subdued, with an apparent reduction in private sector employment. Tax and fiscal reforms were recently signed into law by the Puerto Rico Government, including the government’s budget for fiscal year 2007.
The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
Rating Downgrades on the Government of Puerto Rico’s debt obligations

Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations.
In the midst of the budgetary crisis and economic uncertainty experienced in Puerto Rico caused by the disagreements of the legislative and executive branches of the Government regarding the tax and fiscal reform and the budget approval, in May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list” for possible further downgrade. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, but removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, and adopted a new sales tax. Funds collected from the sales tax will be in part dedicated to repay government debt and fund government at local municipalities.
Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future rating stability and restoration of the long-term outlook. Also, political disagreements with respect to the budget or contest of the tax reform in the courts could result in further credit downgrades of the government obligations by the credit rating agencies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended June 30, 2006 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

April 1 – April 30	—	—	—	8,613,936
May 1 – May 31	28,583	$19.93	28,583	8,585,353
June 1 – June 30	—	—	—	8,585,353

Total June 30, 2006	28,583	$19.93	28,583	8,585,353

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Shareholders Meeting of Popular, Inc. was held on April 28, 2006. A quorum was obtained with 232,405,191 shares represented in person or by proxy, which represented approximately 83.56% of all votes eligible to be cast at the meeting. Three Directors of the Corporation, Juan J. Bermúdez, Richard L. Carrión and Francisco M. Rexach Jr., were elected for a three-year term. The following directors were not up for reelection and continued to hold office after the meeting: Jose B. Carrión Jr., María Luisa Ferré, Manuel Morales Jr., Frederic V. Salerno,

William J. Teuber Jr. and José R. Vizcarrondo. The result of the voting for the election of three (3) Class 1 Directors is set forth below:

Nominees for		Votes
Three-year term	Votes For	Withheld

Juan J. Bermúdez	220,710,146	11,695,046
Richard L. Carrión	216,239,640	16,165,552
Francisco M. Rexach Jr.	210,766,706	21,638,486
Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.
(Registrant)

Date: August 9, 2006	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 9, 2006	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller