Form 10-Q
period 2006-09-30
POPULAR INC
filed 2006-11-09
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value 278,827,612 shares outstanding as of October 31, 2006.

POPULAR, INC.
INDEX

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2006	2005	2005

ASSETS
Cash and due from banks	$736,669	$906,397	$889,145

Money market investments:
Federal funds sold	323,980	186,000	69,005
Securities purchased under agreements to resell	211,439	554,770	562,636
Time deposits with other banks	9,830	8,653	6,580

	545,249	749,423	638,221

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	4,463,023	6,110,179	5,607,849
Other investment securities available-for-sale	5,695,302	5,606,407	5,885,359
Investment securities held-to-maturity, at amortized cost	357,430	153,104	359,228
Other investment securities, at lower of cost or realizable value	297,472	319,103	331,141
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	211,942	343,659	361,411
Other trading securities	239,720	175,679	180,578
Loans held-for-sale, at lower of cost or market value	447,314	699,181	867,059

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	—	208,774	259,779
Other loans held-in-portfolio	31,614,759	31,099,865	29,717,001
Less – Unearned income	305,114	297,613	293,756
Allowance for loan losses	487,339	461,707	459,425

	30,822,306	30,549,319	29,223,599

Premises and equipment, net	588,282	596,571	592,250
Other real estate	83,636	79,008	77,993
Accrued income receivable	288,342	245,646	261,097
Other assets	1,374,900	1,325,800	1,276,576
Goodwill	678,666	653,984	525,036
Other intangible assets	104,497	110,208	43,566

	$46,934,750	$48,623,668	$47,120,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,822,584	$3,958,392	$3,733,226
Interest bearing	19,314,861	18,679,613	18,845,483

	23,137,445	22,638,005	22,578,709
Federal funds purchased and assets sold under agreements to repurchase	7,045,466	8,702,461	8,017,783
Other short-term borrowings	2,709,511	2,700,261	2,908,523
Notes payable	9,681,897	9,893,577	9,564,425
Subordinated notes	—	—	125,000
Other liabilities	724,296	1,240,002	704,171

	43,298,615	45,174,306	43,898,611

Commitments and contingencies (See Note 11)

Minority interest in consolidated subsidiaries	111	115	101

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 291,977,949 shares issued (December 31, 2005 – 289,407,190; September 30, 2005 – 280,604,768) and 278,553,152 outstanding (December 31, 2005 – 275,955,391; September 30, 2005 – 267,152,969)	1,751,868	1,736,443	1,683,629
Surplus	494,398	452,398	292,418
Retained earnings	1,611,103	1,456,612	1,403,133
Accumulated other comprehensive loss, net of tax of ($61,834) (December 31, 2005 – ($58,292); September 30, 2005 – ($40,310))	(201,687)	(176,000)	(137,578)
Treasury stock – at cost, 13,424,797 shares (December 31, 2005 – 13,451,799; September 30, 2005 – 13,451,799)	(206,533)	(207,081)	(207,081)

	3,636,024	3,449,247	3,221,396

	$46,934,750	$48,623,668	$47,120,108

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2006	2005	2006	2005

INTEREST INCOME:
Loans	$637,246	$527,134	$1,842,873	$1,542,639
Money market investments	7,038	7,502	22,926	22,942
Investment securities	129,323	123,701	396,130	358,757
Trading account securities	7,724	7,751	23,649	22,126

	781,331	666,088	2,285,578	1,946,464

INTEREST EXPENSE:
Deposits	151,008	113,799	411,380	310,543
Short-term borrowings	141,727	89,213	393,604	232,392
Long-term debt	146,558	114,966	413,013	340,703

	439,293	317,978	1,217,997	883,638

Net interest income	342,038	348,110	1,067,581	1,062,826
Provision for loan losses	63,445	49,960	179,488	144,232

Net interest income after provision for loan losses	278,593	298,150	888,093	918,594
Service charges on deposit accounts	47,484	46,836	142,277	135,660
Other service fees (See Note 12)	79,637	85,004	240,000	247,860
Net gain (loss) on sale and valuation adjustment of investment securities	7,123	(920)	5,039	50,891
Trading account profit	10,019	4,707	23,324	28,138
Gain on sale of loans	20,113	17,585	96,428	42,675
Other operating income	26,973	21,836	97,100	65,871

	469,942	473,198	1,492,261	1,489,689

OPERATING EXPENSES:
Personnel costs:
Salaries	130,613	120,012	392,845	351,361
Pension, profit sharing and other benefits	34,083	34,670	116,386	113,489

	164,696	154,682	509,231	464,850
Net occupancy expenses	31,573	27,719	88,840	78,414
Equipment expenses	34,346	31,185	101,516	90,029
Other taxes	11,770	10,368	32,940	29,088
Professional fees	29,618	27,888	105,184	82,787
Communications	17,343	15,640	51,936	46,579
Business promotion	33,855	23,940	98,669	69,860
Printing and supplies	4,408	4,845	13,331	13,971
Other operating expenses	28,706	30,759	85,609	88,098
Impact of change in fiscal period of certain subsidiaries	—	—	9,741	—
Amortization of intangibles	3,608	2,387	9,160	6,770

	359,923	329,413	1,106,157	970,446

Income before income tax and cumulative effect of accounting change	110,019	143,785	386,104	519,243
Income tax	27,859	28,569	88,060	112,395

Income before cumulative effect of accounting change	82,160	115,216	298,044	406,848
Cumulative effect of accounting change, net of tax	—	—	—	3,607

NET INCOME	$82,160	$115,216	$298,044	$410,455

NET INCOME APPLICABLE TO COMMON STOCK	$79,181	$112,237	$289,109	$401,520

BASIC EARNINGS PER COMMON SHARE (EPS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.28	$0.42	$1.04	$1.49

DILUTED EPS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.28	$0.42	$1.04	$1.49

BASIC EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.28	$0.42	$1.04	$1.50

DILUTED EPS AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE	$0.28	$0.42	$1.04	$1.50

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2006	2005

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,736,443	1,680,096
Common stock issued under the Dividend Reinvestment Plan	3,919	3,307
Issuance of common stock	11,312	—
Stock options exercised	194	226

Balance at end of period	1,751,868	1,683,629

Surplus:
Balance at beginning of year	452,398	278,840
Common stock issued under the Dividend Reinvestment Plan	8,634	10,211
Issuance of common stock	28,281	—
Issuance cost of common stock	1,462	—
Stock options expense on unexercised options	2,160	2,791
Stock options exercised	463	576
Transfer from retained earnings	1,000	—

Balance at end of period	494,398	292,418

Retained earnings:
Balance at beginning of year	1,456,612	1,129,793
Net income	298,044	410,455
Cash dividends declared on common stock	(133,618)	(128,180)
Cash dividends declared on preferred stock	(8,935)	(8,935)
Transfer to surplus	(1,000)	—

Balance at end of period	1,611,103	1,403,133

Accumulated other comprehensive loss:
Balance at beginning of year	(176,000)	35,454
Other comprehensive loss, net of tax	(25,687)	(173,032)

Balance at end of period	(201,687)	(137,578)

Treasury stock – at cost:
Balance at beginning of year	(207,081)	(206,437)
Purchase of common stock	—	(1,467)
Reissuance of common stock	548	823

Balance at end of period	(206,533)	(207,081)

Total stockholders’ equity	$3,636,024	$3,221,396

Disclosure of changes in number of shares:

	September 30,	December 31,	September 30,
	2006	2005	2005

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock – Issued:
Balance at beginning of year	289,407,190	280,016,007	280,016,007
Issued under the Dividend Reinvestment Plan	653,142	728,705	551,175
Issuance of common stock	1,885,380	8,614,620	—
Stock options exercised	32,237	47,858	37,586

Balance at end of period	291,977,949	289,407,190	280,604,768

Treasury stock	(13,424,797)	(13,451,799)	(13,451,799)

Common Stock – Outstanding	278,553,152	275,955,391	267,152,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Net income	$82,160	$115,216	$298,044	$410,455

Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(150)	(183)	(467)	(611)
Unrealized holding gains (losses) on securities available-for-sale arising during the period	192,674	(166,553)	(23,150)	(170,856)
Reclassification adjustment for (gains) losses included in net income	(7,123)	920	(5,039)	(50,368)
Net loss on cash flow hedges	(4,992)	(1,717)	(1,082)	(3,496)
Reclassification adjustment for losses included in net income	1,126	2,210	509	5,209

	181,535	(165,323)	(29,229)	(220,122)
Income tax (expense) benefit	(48,433)	40,646	3,542	47,090

Total other comprehensive income (loss), net of tax	133,102	(124,677)	(25,687)	(173,032)

Comprehensive income (loss)	$215,262	($9,461)	$272,357	$237,423

Disclosure of accumulated other comprehensive loss:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Foreign currency translation adjustment	($36,782)	($36,315)	($36,141)

Minimum pension liability adjustment	(2,354)	(2,354)	—
Tax effect	918	918	—

Net of tax amount	(1,436)	(1,436)	—

Unrealized losses on securities available-for-sale	(223,879)	(195,690)	(142,719)
Tax effect	60,642	57,297	40,512

Net of tax amount	(163,237)	(138,393)	(102,207)

Unrealized (losses) gains on cash flows hedges	(749)	(176)	606
Tax effect	274	77	(202)

Net of tax amount	(475)	(99)	404

Cumulative effect of accounting change, net of tax	243	243	366

Accumulated other comprehensive loss, net of tax	($201,687)	($176,000)	($137,578)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$298,044	$410,455
Less: Cumulative effect of accounting change, net of tax		3,607
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	(6,129)

Net income before cumulative effect of accounting change and change in fiscal period	304,173	406,848

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	63,805	60,767
Provision for loan losses	179,488	144,232
Amortization of intangibles	9,160	6,770
Amortization of servicing assets	43,309	15,085
Net gain on sale and valuation adjustment of investment securities	(5,039)	(50,891)
Net gain on disposition of premises and equipment	(7,177)	(11,165)
Net gain on sale of loans	(96,428)	(42,675)
Net amortization of premiums and accretion of discounts on investments	19,060	30,709
Net amortization of premiums and deferred loan origination fees and costs	99,065	92,586
Earnings from investments under the equity method	(9,081)	(8,917)
Stock options expense	2,308	2,970
Net disbursements on loans held-for-sale	(4,940,234)	(3,036,706)
Acquisitions of loans held-for-sale	(1,188,844)	(672,186)
Proceeds from sale of loans held-for-sale	5,559,968	2,607,051
Net decrease in trading securities	1,195,639	982,919
Net increase in accrued income receivable	(44,311)	(46,259)
Net increase in other assets	(14,308)	(179,575)
Net increase in interest payable	41,257	35,737
Net decrease (increase) in deferred income tax	20,423	(13,174)
Net increase in postretirement benefit obligation	3,028	3,631
Net decrease in other liabilities	(88,160)	(37,950)

Total adjustments	842,928	(117,041)

Net cash provided by operating activities	1,147,101	289,807

Cash flows from investing activities:
Net decrease in money market investments	204,322	271,264
Purchases of investment securities:
Available-for-sale	(243,481)	(3,321,802)
Held-to-maturity	(20,847,771)	(25,548,426)
Other	(50,980)	(63,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,560,612	2,716,663
Held-to-maturity	20,644,100	25,549,005
Other	72,611	34,693
Proceeds from sale of investment securities available-for-sale	198,191	272,609
Net (disbursements) repayments on loans	(877,628)	656,262
Proceeds from sale of loans	759,518	109,244
Acquisition of loan portfolios	(291,330)	(2,301,771)
Assets acquired, net of cash	(2,752)	(180,744)
Acquisition of premises and equipment	(85,415)	(118,382)
Proceeds from sale of premises and equipment	39,031	30,631
Proceeds from sale of foreclosed assets	99,928	84,008

Net cash provided by (used in) investing activities	1,178,956	(1,810,140)

Cash flows from financing activities:
Net increase in deposits	494,091	1,313,013
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(1,770,146)	1,543,210
Net decrease in other short-term borrowings	(97,642)	(234,365)
Payments of notes payable	(1,822,303)	(2,076,130)
Proceeds from issuance of notes payable	777,171	1,273,203
Dividends paid	(140,765)	(137,014)
Proceeds from issuance of common stock	51,895	14,141
Treasury stock acquired	—	(1,467)

Net cash (used in) provided by financing activities	(2,507,699)	1,694,591

Cash effect of change in fiscal period of certain subsidiaries and change in accounting principle	11,914	(1,572)

Net (decrease) increase in cash and due from banks	(169,728)	172,686
Cash and due from banks at beginning of period	906,397	716,459

Cash and due from banks at end of period	$736,669	$889,145

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of operations and basis of presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution based in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending and insurance services through specialized subsidiaries. In the United States, the Corporation provides complete financial solutions to all the communities it serves through branches of Banco Popular North America (“BPNA”) in California, Texas, Illinois, New York, New Jersey and Florida. The Corporation’s consumer finance subsidiary in the United States, Popular Financial Holdings, Inc. (“PFH”), offers mortgage and personal loans, and maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its subsidiary E-LOAN, Inc. (“E-LOAN”), provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. EVERTEC serves customers in 11 Latin American countries. Also, the Corporation recently incorporated EVERTEC USA, Inc. with plans to expand its service offerings in the U.S. mainland. Note 19 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
In the normal course of business, except for the Corporation’s banks and the parent holding company, the Corporation utilized a one-month lag in the consolidation of the financial results of its other subsidiaries (the “non-banking subsidiaries”). As previously described in the Corporation’s 2005 Annual Report on Form 10-K (the “2005 Annual Report”) for the year ended December 31, 2005, in that year, the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. In 2005, the impact of this change in net income was included as a cumulative effect of accounting change in the Corporation’s consolidated financial results for the first quarter, and corresponded to the financial results for the month of December 2004 of the non-banking subsidiaries which implemented the change in the first reporting period of 2005. In the first quarter of 2006, the Corporation completed the second phase of the two-year plan, as such the financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) were included in a separate line within operating expenses (before tax) in the consolidated statement of operations for the nine months ended September 30, 2006. The financial impact amounted to a loss of $9.7 million (before tax). After tax, this change resulted in a net loss of $6.1 million, which was included in the quarterly results for the period ended March 31, 2006 and thus, as part of the results of the nine-month period ended September 30, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation had aligned their year-end closings to December 31st, similar to the parent holding company. There were no unadjusted significant intervening events resulting from the difference in fiscal periods, which management believed could have materially affected the financial position or results of operations of the Corporation for the periods presented.
The statement of condition data as of December 31, 2005 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of September 30, 2006, December 31, 2005 and September 30, 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2005, included in the Corporation’s 2005 Annual Report.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. At September 30, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss (December 31, 2005 — $36 million; September 30, 2005 — $36 million).
The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of September 30, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 66% at quarter-end, the Corporation continued to apply the remeasurement accounting as of September 30, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the first nine months of 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $32.85 at September 30, 2006. During the quarter and nine months ended September 30, 2006, approximately $0.5 million and $1.1 million, respectively, in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. The net remeasurement gains totaled $1.0 million and $1.3 million for quarter and nine months ended September 30, 2005, respectively. These remeasurement gains will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.
Other event
The Corporation exercised certain Tag Along Rights granted under the Shareholders Agreement dated as of March 2, 1999 by and among Telecomunicaciones de Puerto Rico, Inc. (“TelPRI”), GTE International Telecommunications Incorporated, GTE Holdings (Puerto Rico) LLC, Popular and Puerto Rico Telephone Authority and entered into a Joinder Agreement dated as of May 4, 2006 (the “Joinder Agreement”) by and among Popular, GTE Holdings and Sercotel S.A. de C.V. (“Sercotel”). Pursuant to the Joinder Agreement, Popular has agreed to sell to Sercotel all the shares of common stock of TelPRI owned by Popular under similar terms and conditions set forth in the Stock Purchase Agreement dated as of April 2, 2006, by and between Sercotel and GTE Holdings. The estimated gain net of taxes for Popular is approximately $86.0 million; however, such gain is subject to purchase price adjustments at the date of the closing. The transaction is expected to close in 2006 or early in 2007 subject to obtaining the necessary governmental and regulatory approvals.

Note 2 – Recent Accounting Developments
SFAS No. 123-R “Share-Based Payment”
In December 2004, the Financial Accounting Standard Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the “intrinsic value” method of accounting, which APB 25 allowed and resulted in no expense for many awards of stock options for which the exercise price of the option did not exceed the price of the underlying stock at the grant date. In addition, SFAS No. 123-R retains the modified grant date model from SFAS No. 123. Under that model, compensation cost is measured at the grant date fair value of the award and is adjusted to reflect anticipated forfeitures and the expected outcome of certain conditions. The fair value of an award is not remeasured after its initial estimation on the grant date, except in the case of a liability award or if the award is modified, based on specific criteria included in SFAS No. 123-R. Also, SFAS 123-R clarifies the financial impact of vesting and/or acceleration clauses due at retirement. Under the revised SFAS, the expense should be fully accrued for any employee that is eligible to retire regardless of the actual retirement experience of the employer. The Corporation prospectively applied SFAS No. 123-R to its financial statements as of January 1, 2006. The impact of this adoption was not significant for the results of the quarter. Refer to Note 12 to these consolidated financial statements for required disclosures and further information on the impact of the adoption of this accounting pronouncement.
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
SFAS No. 154 “Accounting Changes and Error Corrections”
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Statement 154 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. SFAS No. 154 did not have a significant impact on the statement of condition or results of operations upon adoption in 2006.

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
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this SFAS 155 may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. An entity should separately disclose the gross gains and losses that make up the cumulative-effect adjustment, determined on an instrument-by-instrument basis. Prior periods should not be restated. The Corporation elected to adopt SFAS No. 155 commencing in January 2007. The Corporation is currently evaluating the impact that this accounting pronouncement may have in its financial condition and results of operations.
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
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement, among other matters:
•	Clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).

•	Emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

•	Clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or the risk inherent in the inputs to the valuation technique. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine.

•	Clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset.

•	Clarifies that a fair value measurement for a liability reflects its nonperformance risk (the risk that the obligation will not be fulfilled).
SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, and the effect of the measurements on earnings (or changes in net assets) for the period.
The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under Statement 133 at initial recognition and in all subsequent periods. Therefore, this Statement nullifies the guidance in footnote 3 of EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” This Statement also amends

Statement 133 to remove the similar guidance to that in Issue 02-3, which was added by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments.
SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for particular financial instruments indicated in the Statement in which the provisions should be applied retrospectively as of the beginning of the fiscal year in which this Statement is initially applied (a limited form of retrospective application).
The Corporation plans to adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have in its financial condition, results of operations and financial statement disclosures.
SFAS No. 158 “Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006, the FASB issued SFAS No. 158 (an amendment of FASB Statements No. 87, 88, 106, and 132R), which requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:
a.	Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.
Upon initial application of SFAS No. 158 and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.
An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.
The Corporation provides pension, benefit restoration and postretirement benefit plans for certain employees. Upon adoption of SFAS No. 158 in December 31, 2006, the Corporation will be required to recognize the underfunded status of the plans as a liability on its statement of financial condition. The Corporation has always used December 31st as the measurement date of the plans.
The impact of the adoption of SFAS No. 158 as of December 31, 2006 is estimated to be a reduction in equity of approximately $77 million (after tax), with a corresponding increase in total liabilities of $126 million and in the deferred tax asset of $49 million. The estimated impact is based on the Corporation’s expected funded status of its pension and postretirement benefit plans. The actual impact of the implementation of SFAS No. 158 on the financial statements may differ due to changes in economic assumptions such as discount rates, fair values of assets, and other changes in actuarial assumptions that will occur in connection with the upcoming December 31, 2006 measurement date. The Corporation expects that the effect of the implementation of SFAS No. 158 on its financial covenants will be immaterial. Additionally, based on the estimated impact in regulatory capital ratios, the Corporation will continue to be well-capitalized.
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
The accounting provisions of FIN 48 will be effective for the Corporation beginning January 1, 2007. Based on a preliminary analysis performed at this time, management does not expect that the adoption of this accounting interpretation will have a material impact to its financial condition or results of operations.

EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (“EITF 06-03”)
In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Corporation as of January 1, 2007. The adoption of EITF 06-03 is not expected to have a material impact on the Corporation’s consolidated financial statements.
EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”)
EITF Issue 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis.
At the September 2006 meeting, the Task Force affirmed as a final consensus agreeing that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Additionally, the Task Force affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized,” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the Task Force reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed.
The consensus would be effective for fiscal years beginning after December 15, 2006. Early application of this guidance would be permitted as of the beginning of a fiscal year in financial statements for any period for which interim or annual financial statements have not yet been issued. The guidance should be adopted with a cumulative effect adjustment to beginning retained earnings for all existing arrangements or retrospectively in accordance with SFAS No. 154.
The Corporation is currently evaluating any impact that the adoption of Issue 06-5 may have on its statement of financial condition or results of operations as it relates to the bank-owned life insurance policy for which the Corporation is beneficiary. Management does not expect such impact to be material.
Staff Accounting Bulletin No. 108 — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)
In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. SAB 108 is effective for the Corporation’s annual financial statements for the year ended December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on the Corporation’s consolidated financial statements.
Note 3 — Restrictions on cash and due from banks and highly liquid securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $591 million at September 30, 2006 (December 31, 2005 — $584 million; September 30, 2005 — $540 million). Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at September 30, 2006, the Corporation had securities with a market value of $445 thousand (December 31, 2005 - $549 thousand; September 30, 2005 — $699 thousand) segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at September 30, 2006, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets (December 31, 2005 — $600 thousand; September 30, 2005 — $600 thousand).
The Corporation had restricted securities available-for-sale with a market value of $1.2 million at September 30, 2006 (December 31, 2005 — $1.2 million; September 30, 2005 — $1.2 million) to comply with certain requirements of the Insurance Code of Puerto Rico.
As part of a line of credit facility with a financial institution, at September 30, 2006, the Corporation maintained restricted cash of $1.9 million as collateral for the line of credit (December 31, 2005 — $2.4 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
Note 4 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Investment securities available-for-sale	$2,882,589	$2,566,668	$2,928,729
Investment securities held-to-maturity	659	953	1,255
Loans held-for-sale	20,838	30,584	—
Loans held-in-portfolio	10,694,144	12,049,850	11,289,750

	$13,598,230	$14,648,055	$14,219,734

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of September 30, 2006, December 31, 2005 and September 30, 2005 were as follows:

	AS OF SEPTEMBER 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$521,885	—	$28,418	$493,467
Obligations of U.S. Government sponsored entities	6,776,956	$178	154,923	6,622,211
Obligations of Puerto Rico, States and political subdivisions	119,999	308	3,927	116,380
Collateralized mortgage obligations	1,725,068	5,031	17,198	1,712,901
Mortgage-backed securities	1,099,321	1,412	29,535	1,071,198
Equity securities	70,987	4,938	3,109	72,816
Others	67,745	2,289	682	69,352

	$10,381,961	$14,156	$237,792	$10,158,325

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$528,378	$14	$24,067	$504,325
Obligations of U.S. Government sponsored entities	7,867,613	540	157,477	7,710,676
Obligations of Puerto Rico, States and political subdivisions	107,864	631	1,841	106,654
Collateralized mortgage obligations	1,854,843	8,209	14,289	1,848,763
Mortgage-backed securities	1,396,246	6,251	28,755	1,373,742
Equity securities	68,521	15,120	1,107	82,534
Others	88,568	1,324	—	89,892

	$11,912,033	$32,089	$227,536	$11,716,586

	AS OF SEPTEMBER 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$551,152	—	$22,803	$528,349
Obligations of U.S. Government sponsored entities	7,640,659	$1,158	121,114	7,520,703
Obligations of Puerto Rico, States and political subdivisions	165,872	4,402	931	169,343
Collateralized mortgage obligations	1,694,299	5,639	12,914	1,687,024
Mortgage-backed securities	1,441,383	10,161	18,540	1,433,004
Equity securities	61,453	12,102	304	73,251
Others	80,743	1,048	257	81,534

	$11,635,561	$34,510	$176,863	$11,493,208

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006, December 31, 2005 and September 30, 2005:

	AS OF SEPTEMBER 30, 2006
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,410	$91	$19,319
Obligations of U.S. Government sponsored entities	443,593	4,348	439,245
Obligations of Puerto Rico, States and political subdivisions	26,398	375	26,023
Collateralized mortgage obligations	507,121	4,037	503,084
Mortgage-backed securities	165,200	2,363	162,837
Equity securities	46,811	2,811	44,000
Others	10,360	682	9,678

	$1,218,893	$14,707	$1,204,186

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,475	$28,327	$474,148
Obligations of U.S. Government sponsored entities	6,254,447	150,575	6,103,872
Obligations of Puerto Rico, States and political subdivisions	53,305	3,552	49,753
Collateralized mortgage obligations	576,660	13,161	563,499
Mortgage-backed securities	858,717	27,172	831,545
Equity securities	300	298	2

	$8,245,904	$223,085	$8,022,819

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$521,885	$28,418	$493,467
Obligations of U.S. Government sponsored entities	6,698,040	154,923	6,543,117
Obligations of Puerto Rico, States and political subdivisions	79,703	3,927	75,776
Collateralized mortgage obligations	1,083,781	17,198	1,066,583
Mortgage-backed securities	1,023,917	29,535	994,382
Equity securities	47,111	3,109	44,002
Others	10,360	682	9,678

	$9,464,797	$237,792	$9,227,005

	AS OF DECEMBER 31, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$9,854	$136	$9,718
Obligations of U.S. Government sponsored entities	4,401,412	69,250	4,332,162
Obligations of Puerto Rico, States and political subdivisions	18,070	33	18,037
Collateralized mortgage obligations	672,546	6,394	666,152
Mortgage-backed securities	486,266	9,406	476,860
Equity securities	22,168	915	21,253

	$5,610,316	$86,134	$5,524,182

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$499,148	$23,931	$475,217
Obligations of U.S. Government sponsored entities	3,379,970	88,227	3,291,743
Obligations of Puerto Rico, States and political subdivisions	54,680	1,808	52,872
Collateralized mortgage obligations	238,254	7,895	230,359
Mortgage-backed securities	672,428	19,349	653,079
Equity securities	3,837	192	3,645

	$4,848,317	$141,402	$4,706,915

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$509,002	$24,067	$484,935
Obligations of U.S. Government sponsored entities	7,781,382	157,477	7,623,905
Obligations of Puerto Rico, States and political subdivisions	72,750	1,841	70,909
Collateralized mortgage obligations	910,800	14,289	896,511
Mortgage-backed securities	1,158,694	28,755	1,129,939
Equity securities	26,005	1,107	24,898

	$10,458,633	$227,536	$10,231,097

	AS OF SEPTEMBER 30, 2005
	Less than 12 Months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$24,814	$271	$24,543
Obligations of U.S. Government sponsored entities	6,276,514	89,341	6,187,173
Obligations of Puerto Rico, States and political subdivisions	13,240	41	13,199
Collateralized mortgage obligations	673,542	6,256	667,286
Mortgage-backed securities	520,241	7,628	512,613
Equity securities	29	5	24
Others	11,180	257	10,923

	$7,519,560	$103,799	$7,415,761

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$526,238	$22,532	$503,706
Obligations of U.S. Government sponsored entities	1,163,926	31,773	1,132,153
Obligations of Puerto Rico, States and political subdivisions	52,370	890	51,480
Collateralized mortgage obligations	225,321	6,658	218,663
Mortgage-backed securities	482,962	10,912	472,050
Equity securities	300	299	1

	$2,451,117	$73,064	$2,378,053

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$551,052	$22,803	$528,249
Obligations of U.S. Government sponsored entities	7,440,440	121,114	7,319,326
Obligations of Puerto Rico, States and political subdivisions	65,610	931	64,679
Collateralized mortgage obligations	898,863	12,914	885,949
Mortgage-backed securities	1,003,203	18,540	984,663
Equity securities	329	304	25
Others	11,180	257	10,923

	$9,970,677	$176,863	$9,793,814

At September 30, 2006, “Obligations of Puerto Rico, States and political subdivisions” include approximately $57 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) the rating on which was downgraded in May 2006 by Moody’s Investors Service (“Moody’s”) to Ba1, one notch below investment grade. At that time, Moody’s commented that this action reflected the Government’s strained financial condition, the ongoing political conflict and the lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. In July 2006, this credit rating agency maintained the credit rating, but removed the Puerto Rico Government obligations from its watch list for further downgrades as the Government of Puerto Rico approved the 2007 fiscal year budget and established a new sales tax. A percentage of this sales tax is designated to be used as a revenue source to repay Puerto Rico Government Obligations. Future rating stability will be subject to the Government’s actions to reduce operating expenditures, improve managerial and budgetary controls, and eliminate its reliance on loans from the Government Development Bank for Puerto Rico, the Commonwealth’s fiscal agent, to cover operating deficits. Standard & Poor’s (S&P), another nationally recognized credit rating agency, rated the Appropriation Bonds BBB-, which is still considered investment grade. As of September 30, 2006, the appropriation bonds indicated above represented approximately $3.2 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island and evaluates its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities at September 30, 2006, except for the obligations of the Puerto Rico government described above, are primarily associated with U.S. government sponsored entities and Treasury obligations, and to a lesser extent, U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities at September 30, 2006 are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the quarter and nine months ended September 30, 2006, the Corporation recognized through earnings approximately $0.4 million and $17.4 million, respectively, in losses in interest-only securities classified as available-for-sale that management considered to be other than temporarily impaired. For the nine months ended September 30, 2005, the impairment adjustment amounted to $12.6 million and was associated with interest-only strips and equity securities.
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

	September 30, 2006		December 31, 2005		September 30, 2005
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,594,165	$1,570,842	$1,790,840	$1,776,604	$1,694,826	$1,688,626
FHLB	6,621,836	6,470,786	7,480,188	7,327,736	7,422,223	7,304,602
Freddie Mac	1,195,093	1,178,715	1,244,044	1,228,566	1,189,090	1,177,706

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of September 30, 2006, December 31, 2005 and September 30, 2005 were as follows:

	AS OF SEPTEMBER 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$269,683	—	$34	$269,649
Obligations of Puerto Rico, States and political subdivisions	72,154	$1,605	158	73,601
Collateralized mortgage obligations	409	—	22	387
Others	15,184	43	15	15,212

	$357,430	$1,648	$229	$358,849

	AS OF DECEMBER 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	—	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	78,248	$2,845	134	80,959
Collateralized mortgage obligations	497	—	27	470
Others	32,348	315	10	32,653

	$153,104	$3,160	$196	$156,068

	AS OF SEPTEMBER 30, 2005
		Gross
	Amortized	Unrealized	Gross	Market
(In thousands)	Cost	Gains	Unrealized Losses	Value

Obligations of U.S. Government sponsored entities	$246,861	—	$96	$246,765
Obligations of Puerto Rico, States and political subdivisions	79,550	$2,879	129	82,300
Collateralized mortgage obligations	527	—	26	501
Others	32,290	357	10	32,637

	$359,228	$3,236	$261	$362,203

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006, December 31, 2005 and September 30, 2005:

	AS OF SEPTEMBER 30, 2006
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value
| | |
Obligations of U.S. Government sponsored entities	$269,683	$34	269,649
Obligations of Puerto Rico, States and political subdivisions	2,110	3	2,107

	$271,793	$37	$271,756

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$2,534	$155	$2,379
Collateralized mortgage obligations	409	22	387
Others	1,250	15	1,235

	$4,193	$192	$4,001

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$269,683	$34	$269,649
Obligations of Puerto Rico, States and political subdivisions	4,644	158	4,486
Collateralized mortgage obligations	409	22	387
Others	1,250	15	1,235

	$275,986	$229	$275,757

	AS OF DECEMBER 31, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	3,605	20	3,585
Others	1,000	10	990

	$46,616	$55	$46,561

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,533	$114	$22,419
Collateralized mortgage obligations	497	27	470
Others	250	—	250

	$23,280	$141	$23,139

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$42,011	$25	$41,986
Obligations of Puerto Rico, States and political subdivisions	26,138	134	26,004
Collateralized mortgage obligations	497	27	470
Others	1,250	10	1,240

	$69,896	$196	$69,700

	AS OF SEPTEMBER 30, 2005
	Less than 12 months
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$237,818	$96	$237,722
Obligations of Puerto Rico, States and political subdivisions	4,205	21	4,184
Others	750	10	740

	$242,773	$127	$242,646

	12 months or more
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$21,580	$108	$21,472
Collateralized mortgage obligations	527	26	501
Others	250	—	250

	$22,357	$134	$22,223

	Total
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$237,818	$96	$237,722
Obligations of Puerto Rico, States and political subdivisions	25,785	129	25,656
Collateralized mortgage obligations	527	26	501
Others	1,000	10	990

	$265,130	$261	$264,869

Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2006 are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers.

Note 7 – Retained Interests on Sales of Mortgage Loans
During the nine months ended September 30, 2006, the Corporation retained servicing responsibilities and other residual interests on various securitization transactions and whole loan sales of residential mortgage loans performed by various subsidiaries. Refer to Note 1 to the audited consolidated financial statements included in Popular’s 2005 Annual Report for the accounting policies followed by the Corporation with respect to mortgage servicing rights (“MSRs”) and interest-only strips (“IOs”). Also, refer to the Critical Accounting Policies / Estimates section of the Management’s Discussion and Analysis included in the 2005 Annual Report for valuation methodologies used by the Corporation in determining the fair value of these retained interests.
Popular Financial Holdings
During the nine-month period ended September 30, 2006, the Corporation, through its consumer lending subsidiary PFH, retained MSRs and IOs on mortgage loans securitizations.
During 2006, the Corporation has conducted three asset securitizations that involve the transfer of mortgage loans to qualifying special purpose entities (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. Approximately, $1.0 billion in adjustable (“ARM”) and fixed-rate loans were securitized and sold by PFH during 2006, with a gain on sale of approximately $18.8 million. As part of these transactions, the Corporation recognized MSRs of $19 million and IOs of $37 million.
When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is not permitted to derecognize the transferred financial assets and the transaction is accounted for as a secured borrowing (“on-balance sheet securitization”). The loans are included on the balance sheet as loans pledged as collateral for secured borrowings.
During 2006, the Corporation has completed two on-balance sheet securitizations consisting of approximately $898 million in ARM and fixed-rate loans. As part of these transactions, the Corporation recognized mortgage servicing rights of $16 million.
IOs retained as part of off-balance sheet securitizations of non-prime mortgage loans prior to 2006 had been classified as investment securities available-for-sale and are presented at fair value in the unaudited consolidated statements of condition. PFH’s IOs classified as available-for-sale as of September 30, 2006 amounted to $51 million.
Commencing in January 2006, the IOs derived from newly-issued PFH’s off-balance sheet securitizations are being accounted for as trading securities. As such, any valuation adjustment related to these particular IOs is being recorded as part of trading account profit (loss) in the consolidated statements of income. Interest-only strips accounted for as trading securities from PFH securitizations approximated $37 million at September 30, 2006. The Corporation recognized trading losses on these IOs of $0.4 million for the quarter and nine months ended September 30, 2006.
The Corporation reviews the IOs for potential impairment on a quarterly basis and records impairment in accordance with SFAS No. 115 and EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” During the quarter and nine months ended September 30, 2006, the Corporation recorded other-than-temporary impairment losses of $0.4 million and $17.4 million, respectively, related with the IOs derived from the off-balance sheet securitizations.

Key economic assumptions used in measuring the retained interests at the date of the off-balance sheet and on-balance sheet securitizations performed during the nine-month period ended September 30, 2006 were:

MSRs

	IOs	Fixed-rate loans	ARM loans

Weighted average prepayment speed	28% (Fixed-rate loans)
	35% (ARM loans)	28%	35%
Weighted average life of collateral (in years)	2.4 to 2.9 years	3.5 years	2.4 to 2.6 years
Expected credit losses (annual rate)	1.7% to 3.2%	—	—
Discount rate (annual rate)	15% - 17%	14% - 16%	14% - 16%

As of September 30, 2006, key economic assumptions used to estimate the fair value of IOs and MSRs derived from PFH’s securitizations and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

		MSRs
(In thousands)	IOs	Fixed-rate loans	ARM loans

Carrying amount of retained interests	$87,767	$51,151	$39,557
Fair value of retained interests	$87,767	$53,763	$43,602
Weighted average life of collateral (in years)	2.1 years	3.0 years	2.0 years
Weighted average prepayment speed (annual rate)	28% (Fixed-rate loans )	28%	35%
	35% (ARM loans )
Impact on fair value of 10% adverse change	($6,897)	$211	($439)
Impact on fair value of 20% adverse change	($10,022)	$64	($916)
Weighted average discount rate (annual rate)	17%	16%	16%
Impact on fair value of 10% adverse change	($5,819)	($991)	($639)
Impact on fair value of 20% adverse change	($9,670)	($2,102)	($1,440)
Weighted expected credit losses (annual rate)	1.28% to 3.19%	—	—
Impact on fair value of 10% adverse change	($6,302)	—	—
Impact on fair value of 20% adverse change	($10,648)	—	—

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
Key economic assumptions used in measuring the MSRs at the date of the securitizations and whole loan sales by the banking subsidiaries performed during the nine months ended September 30, 2006 were:

MSRs

Weighted average prepayment speed	14.0%
Weighted average life of collateral (in years)	10.2 years
Weighted average expected credit losses (annual rate)	—
Weighted average discount rate (annual rate)	10.28%

As of September 30, 2006, key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

(In thousands)	MSRs

Carrying amount of retained interests	$77,055
Fair value of retained interests	$88,558
Weighted average life of collateral (in years)	9.2 years
Weighted average prepayment speed (annual rate)	12.80%
Impact on fair value of 10% adverse change	($3,035)
Impact on fair value of 20% adverse change	($5,880)
Weighted average discount rate (annual rate)	10%
Impact on fair value of 10% adverse change	($2,776)
Impact on fair value of 20% adverse change	($5,385)

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
Note 8 – Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2005 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities in the third quarter of 2006:
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of September 30, 2006 and December 31, 2005 were as follows:

As of September 30, 2006
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$75,000	$6	$289	($173)	—

Liability Hedges
Interest rate swaps	$390,000	$899	$856	$28	—

Year ended December 31, 2005
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$95,500	$20	$420	($244)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with terms over one month. These securities are hedging a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at September 30, 2006 have a maximum remaining maturity of 79 days.
During 2006, the Corporation entered into interest rate swap contracts to convert floating rate debt to fixed rate debt with the objective of minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swaps have a maximum remaining maturity of 2.5 years.
Fair Value Hedges
Derivative financial instruments designated as fair value hedges outstanding as of December 31, 2005 were as described in the table below. As of September 30, 2006 there were no derivative financial instruments outstanding that were designated as fair value hedges for accounting purposes.

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

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at September 30, 2006 and December 31, 2005 were as follows:

September 30, 2006
		Fair Values
		Derivative	Derivative
(In thousands)	Notional amount	assets	liabilities

Forward contracts	$299,209	—	$1,281
Futures contracts	6,100	$19	—
Call options and put options	64,000	174	80
Interest rate swaps associated with:
- short-term borrowings	400,000	1,978	—
- bond certificates offered in an on-balance sheet securitization	280,070	—	1,461
- financing of auto loan portfolio held-for-investment	450,707	493	214
- auto loans approvals locked interest rates	21,399	—	22
- swaps with corporate clients	374,159	—	2,092
- swaps offsetting position of corporate client swaps	374,159	2,092	—
- mortgage loan portfolio prior to securitization	80,000	86	—
- investment securities	89,385	—	1,587
Credit default swap	33,463	—	—
Interest rate caps	1,096,065	5,728	—
Interest rate caps for benefit of corporate clients	50,000	—	142
Indexed options on deposits	204,085	33,486	—
Indexed options on S&P Notes	31,152	3,769	—
Embedded options	250,757	11,381	38,418
Mortgage rate lock commitments	278,997	326	6

Total	$4,383,707	$59,532	$45,303

December 31, 2005
		Fair Values
		Derivative	Derivative
(In thousands)	Notional amount	assets	liabilities

Forward contracts	$486,457	$15	$1,691
Futures contracts	11,500	17	—
Call options and put options	47,500	114	—
Interest rate swaps associated with:
- brokered certificates of deposit	157,088	—	3,226
- short-term borrowings	400,000	—	—
- auto loan portfolio held-for-investment	209,222	851	—
- auto loans approvals locked interest rates	26,297	—	13
- swaps with corporate clients	293,331	—	2,361
- swaps offsetting position of corporate client swaps	293,331	2,361	—
- investment securities	40,250	837	—
Foreign currency and exchange rate commitments with clients	252	—	32
Foreign currency and exchange rate commitments offsetting clients’ positions	252	32	—
Interest rate caps	1,650,907	12,215	—
Indexed options on deposits	122,711	17,715	—
Indexed options on S&P Notes	31,152	3,626	—
Embedded options	170,121	10,593	24,398
Mortgage rate lock commitments	234,938	330	—

Total	$4,175,309	$48,706	$31,721

Interest Rates Swaps
At September 30, 2006, the Corporation had outstanding an interest rate swap to economically hedge the payments of the bonds certificates offered as part of an on-balance sheet securitization. This swap contract is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized a valuation loss of $2.4 million for the quarter and nine months ended September 30, 2006 associated with this interest rate swap.
At September 30, 2006, the Corporation also had outstanding an interest rate swap used to economically hedge the cost of short-term borrowings associated with certain mortgage loan securitizations. For the third quarter of 2006, the Corporation recognized as part of short-term interest expense a loss of $3.4 million due to changes in the fair value of this derivative contract. On a year-to-date basis the Corporation had recognized a favorable change in the fair value of this derivative contract of $2.0 million, which is reflected as a reduction of short-term interest expense.
Additionally, in 2006, the Corporation entered into amortizing swap contracts to economically convert to a fixed- rate the cost of funding a portion of the auto loans held-in-portfolio. For the quarter and nine months ended September 30, 2006, the Corporation recognized a loss of approximately $3.5 million and $0.6 million, respectively, which was included as part of long-term interest expense.
During the quarter ended September 30, 2006, the Corporation entered into an interest rate swap to economically hedge the changes in fair value of loans acquired and originated prior to securitization. Changes in the swap fair value are reported as part of interest income, and were not significant for the quarter and nine months ended September 30, 2006.
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
Interest Rate Caps
In periods prior to 2006, the Corporation entered into interest rate caps in conjunction with a series of mortgage loans securitizations that are used to limit the interest rate payable to the security holders. These interest rate caps are designated as non-hedging derivative instruments and are marked-to-market currently in the consolidated statements of income. Valuation losses of $3.5 million were recognized as part of long-term interest expense in the third quarter of 2006. Valuation losses amounted to $6.6 million for the nine months ended September 30, 2006.
Note 9 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005, allocated by reportable segment, and in the case of Banco Popular de Puerto Rico, as an additional disclosure, by business area, were as follows (refer to Note 19 for the definition of the Corporation’s reportable segments):

			Purchase
	Balance at	Goodwill	accounting		Balance at
(In thousands)	January 1, 2006	acquired	adjustments	Other	September 30, 2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	—	34,999
P.R. Other Financial Services	4,110	—	—	—	4,110
Banco Popular North America	404,447	—	—	($210)	404,237
Popular Financial Holdings	152,623	—	$23,381	—	176,004
EVERTEC	43,131	$1,511	—	—	44,642

Total Popular, Inc.	$653,984	$1,511	$23,381	($210)	$678,666

			Purchase
	Balance at	Goodwill	Accounting	Balance at
(In thousands)	January 1, 2005	acquired	Adjustments	September 30, 2005

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	3,322	$513	—	3,835
Banco Popular North America	309,709	111,995	($2,931)	418,773
Popular Financial Holdings	9,514	—	—	9,514
EVERTEC	39,090	3,948	203	43,241

Total Popular, Inc.	$411,308	$116,456	($2,728)	$525,036

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The adjustments recorded during the nine-month period ended September 30, 2006 were mostly related to E-LOAN acquisition, completed during the fourth quarter of 2005.
The amount included in the “other” category during 2006 for Banco Popular North America reportable segment is related to the sale of the remaining retail outlets of Popular Cash Express (“PCE”) operations to PLS Financial during the first quarter of 2006. The increase in goodwill during the nine months ended September 30, 2005 was mostly related to the Kislak acquisition.
The Corporation performed the annual impairment test required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This test did not result in impairment of the Corporation’s recorded goodwill.
No goodwill was written-down during the nine months ended September 30, 2006 and 2005.
At September 30, 2006 and December 31, 2005, other than goodwill, the Corporation had $59 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark. At September 30, 2005, the Corporation had $65 thousand of identifiable intangibles with an indefinite useful life related to a trademark. The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2006		December 31, 2005		September 30, 2005
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$76,956	$46,688	$76,956	$40,848	$76,956	$38,901
Other customer relationships	10,028	1,703	8,175	507	2,875	229
Other intangibles	10,808	4,003	9,320	1,807	4,328	1,528

Total	$97,792	$52,394	$94,451	$43,162	$84,159	$40,658

During the quarter and nine months ended September 30, 2006, the Corporation recognized $3.6 million and $9.2 million, respectively, in amortization expense related to other intangible assets with definite lives (September 30, 2005 — $2.4 million and $6.8 million, respectively).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2006	$12,318
2007	10,363
2008	8,406
2009	6,295
2010	5,431
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 10 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Federal funds purchased	$2,056,610	$1,500,575	$1,214,753
Assets sold under agreements to repurchase	4,988,856	7,201,886	6,803,030

	$7,045,466	$8,702,461	$8,017,783

Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Advances with FHLB paying interest at:
-fixed rates ranging from 5.40% to 5.42% (September 30, 2005 – 3.56% to 3.91%)	$230,000	$475,000	$455,000
-floating rate with a spread over the fed funds rate ( Fed funds rate at September 30, 2006 was 5.38%, September 30, 2005 - 4.00% )	55,000		100,000

Advances under credit facilities with other institutions at:
-fixed rates ranging from 5.38% to 5.52% (September 30, 2005 – 3.50% to 3.95%)	23,385	282,734	202,770
-floating rates ranging from 0.45% to 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2006 was 5.32%)	112,915	29,274
-a floating rate of 0.20% (September 30, 2005 – 0.16% to 1.75%) over the 3-month LIBOR rate (3-month LIBOR rate at September 30, 2006 was 5.37%; September 30, 2005 – 4.07%)	10,000	20,000	20,970

Commercial paper at rates ranging from 4.85% to 5.33% (September 30, 2005 – 3.35% to 3.97%)	97,172	419,423	377,047

Term funds purchased at:
-fixed rates ranging from 5.28% to 5.39% (September 30, 2005 – 3.63% to 3.93%)	1,487,162	1,122,000	1,401,993
-floating rate of 0.08% over the fed funds rate (Fed funds rate at September 30, 2006 was 5.38%; September 30, 2005 - 4.00%)	600,000	350,000	350,000

Others	93,877	1,830	743

	$2,709,511	$2,700,261	$2,908,523

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2005, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable and subordinated notes outstanding consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Advances with FHLB:
-maturing from 2006 through 2018 paying interest at fixed rates ranging from 2.44% to 6.98% (September 30, 2005 – 1.77% to 6.98%)	$414,403	$906,623	$1,022,409
-maturing in 2008 paying interest at a floating rate of 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2006 was 5.32%; September 30, 2005 – 3.86%)	250,000	250,000	250,000
-maturing in 2007 paying interest at floating rates tied to l and 3 month LIBOR rates	11,000	12,250	12,250

Advances under revolving lines of credit with maturities until 2007 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2006 was 5.32%)	388,432	195,008

Term notes with maturities ranging from 2006 through 2010 paying interest semiannually at fixed rates ranging from 3.25% to 6.39% (September 30, 2005 – 2.40% to 7.29%)	2,713,078	2,427,113	2,426,829

Term notes with maturities ranging from 2007 through 2009 paying interest quarterly at floating rates ranging from 0.35% to 0.45% (September 30, 2005– 0.45%) over the 3-month LIBOR rate (3-month LIBOR rate at September 30, 2006 was 5.37%; September 30, 2005 – 4.07%)	469,182	54,988	50,000

Term notes with maturities ranging from 2008 through 2030 paying interest monthly at fixed rates ranging from 3.00% to 7.54% (September 30, 2005 - 3.00% to 7.14%)	14,129	15,883	16,595

Secured borrowings with maturities until 2015 paying interest monthly at fixed rates ranging from 3.05% to 7.12% (September 30, 2005 – 2.48% to 7.12%)	2,914,523	3,241,677	2,749,101

Secured borrowings with maturities until 2015 paying interest monthly at rates ranging from 5.37% to 10.07% (September 30, 2005 – 3.79% to 8.44%) which are tied to the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2006 was 5.32%; September 30, 2005 – 3.86%)	1,623,142	1,905,953	2,148,443

Notes linked to the S&P 500 Index maturing in 2008	34,136	33,703	33,336

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 15)	849,672	849,672	849,672

Subordinated notes maturing on December 2005 paying interest semi-annually at 6.75%			125,000

Mortgage notes and other debt	200	707	5,790

	$9,681,897	$9,893,577	$9,689,425

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2005, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Note 11 – Commitments and Contingencies
In the normal course of business, the Corporation has outstanding commercial letters of credit and stand-by letters of credit, which contract amounts at September 30, 2006 were $21 million and $169 million, respectively (December 31, 2005 — $22 million and $177 million; September 30, 2005 - $15 million and $251 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit and commitments to originate mortgage loans, which were not reflected in the accompanying financial statements.
At September 30, 2006, the Corporation recorded a liability of $574 thousand (December 31, 2005 - $548 thousand; September 30, 2005 — $425 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under standby letters of credit issued or modified after December 31, 2002. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated to $3.9 billion at September 30, 2006 (December 31, 2005 and September 30, 2005 — $4.0 billion). In addition, at September 30, 2006, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2005 and September 30, 2005 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R. During the first quarter of 2005, Popular North America, Inc. concluded its full and unconditional guarantee of certain borrowing obligations issued by one of its non-banking subsidiaries.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 12 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005

Credit card fees and discounts	$22,035	$21,111	$66,979	$59,694
Debit card fees	15,345	12,832	45,349	39,047
Insurance fees	13,327	12,986	39,879	37,420
Processing fees	11,164	11,311	32,382	31,888
Other	17,766	26,764	55,411	79,811

Total	$79,637	$85,004	$240,000	$247,860

Note 13 – Stock Option and Other Incentive Plans
Since 2001, the Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at September 30, 2006 under the original terms of the Stock Option Plan. The aggregate number of shares of common stock which may be issued under the Incentive Plan is limited to 10,000,000 shares, subject to adjustments for stock splits, recapitalizations and similar events.
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
Upon the adoption of SFAS No. 123-R during the first quarter of 2006, the compensation cost related to the Stock Option Plan is being recognized in full for those employees that, as of quarter-end, had attained their minimum required eligible age for retirement, since the vesting is accelerated at retirement. The impact of SFAS No. 123-R related to the Stock Option Plan resulted in additional expense of $280 thousand for the nine months ended September 30, 2006.
The following table presents information on stock options at September 30, 2006:
(Not in thousands)

		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
			(in years)	(fully vested)

$14.39 - $18.50	1,546,876	$15.81	5.98	1,174,640	$15.70
$19.25 - $27.20	1,625,354	$25.28	7.75	778,966	$24.97

$14.39 - $27.20	3,172,230	$20.66	6.89	1,953,606	$19.39

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2005	2,584,620	$18.76
Granted	707,342	27.20
Exercised	(47,858)	16.14
Forfeited	(20,401)	22.18

Outstanding at December 31, 2005	3,223,703	$20.63
Granted	—	—
Exercised	(32,237)	15.78
Forfeited	(17,599)	23.86
Expired	(1,637)	24.05

Outstanding at September 30, 2006	3,172,230	$20.66

The stock options exercisable at September 30, 2006 totaled 1,953,606 (September 30, 2005 — 1,058,706).
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
The cash received from the stock options exercised during the quarter ended September 30, 2006 amounted to $296 thousand. For the nine months ended September 30, 2006 the cash received from stock options exercised amounted to $509 thousand.
The Corporation recognized $724 thousand in stock option expense for the quarter ended September 30, 2006, with a tax benefit of $293 thousand (September 30, 2005 — $1.3 million, with a tax benefit of $525 thousand). For the nine months ended September 30, 2006, the Corporation recognized $2.3 million in stock option expense, with a tax benefit of $899 thousand (September 30, 2005 - $3.0 million, with a tax benefit of $1.1 million). The total unrecognized compensation cost at September 30, 2006 related to non-vested stock option awards was $4.3 million and is expected to be recognized over a weighted-average period of 1.6 years
Incentive Plan
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
No additional compensation cost related to the Incentive Plan was recognized by the Corporation during the quarter and nine-month period ended September 30, 2006 as a result of the adoption of SFAS No. 123-R.
The following table summarizes the restricted stock under Management Incentive Award and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Nonvested at January 1, 2005	—	—
Granted	172,622	$27.65
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2005	172,622	$27.65
Granted	444,036	20.65
Vested	—	—
Forfeited	(1,010)	19.95

Nonvested at September 30, 2006	615,648	$22.53

During the quarters ended September 30, 2006 and 2005, no shares of restricted stock were awarded under the Incentive Plan for management. During the nine-month period ended September 30, 2006, the Corporation granted 444,036 shares of restricted stock to management (September 30, 2005 – 172,622). Also, in the beginning of 2006, the Compensation Committee approved incentive awards under the Incentive Plan based on the 2006 performance, payable in the form of restricted stock. Shares of restricted stock could be granted at the beginning of 2007 subject to the attainment of the established performance goals for 2006.
During the quarter ended September 30, 2006, the impact in the statement of income associated with the management incentives for 2006 payable in the form of restricted stock resulted in a credit to the restricted stock expense of $433 thousand, with a tax benefit of $160 thousand. Based on the Corporation’s forecasted financial performance for 2006 it will be unlikely that the 2006 awards be granted at the beginning of 2007, thus the Corporation reversed the associated restricted stock expense previously accrued in the first half of 2006. The reversal was partially offset by recognized compensation costs related to the vesting proportion of shares of restricted stock granted in previous grants associated with the 2004 and 2005 performance goals. The restricted stock expense for the quarter ended September 30, 2005 amounted to $1.3 million, with an income tax benefit of $503 thousand. For the nine-month period ended September 30, 2006, the Corporation recognized $1.7 million of restricted stock expense related to the management incentive awards, with an income tax benefit of $663 thousand (September 30, 2005 — $2.5 million, with an income tax benefit of $963 thousand). The total unrecognized compensation cost related to non-vested restricted stock awards was $7.3 million and is expected to be recognized over a weighted-average period of 2.7 years.
The following table summarizes the restricted stock under Incentive Award to members of the Board of Directors and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Nonvested at January 1, 2005	20,802	$23.51
Granted	29,208	23.71
Vested	(3,062)	23.87
Forfeited	—	—

Nonvested at December 31, 2005	46,948	$23.61
Granted	30,897	19.88
Vested	(2,601)	23.54
Forfeited	—	—

Nonvested at September 30, 2006	75,244	$22.08

During the quarter ended September 30, 2006, the Corporation granted 1,038 (September 30, 2005 – 750) shares of restricted stock under the Incentive Plan to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $150 thousand, with a tax benefit of $59 thousand (September 30, 2005 — $158 thousand, with a tax benefit of $62 thousand) of restricted stock expense related to these restricted stock grants. For the nine-month period ended September 30, 2006, the Corporation granted 30,897 (September 30, 2005 – 27,593) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $430 thousand, with a tax benefit of $168 thousand (September 30, 2005 — $421 thousand, with a tax benefit of $164 thousand) of restricted stock expense related to these restricted stock grants.
Note 14 – Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Nine months ended		Quarters ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$3,135	$3,858	$9,405	$11,689	$262	$240	$786	$720
Interest cost	7,641	7,438	22,923	22,314	400	313	1,200	939
Expected return on plan assets	(10,009)	(10,281)	(29,918)	(30,462)	(264)	(203)	(792)	(609)
Amortization of asset obligation	—	(215)	—	(645)	—	—	—	—
Amortization of prior service cost	44	100	132	300	(13)	(27)	(39)	(81)
Amortization of net loss	488	17	1,464	51	276	147	828	441

Total net periodic cost	$1,299	$917	$4,006	$3,247	$661	$470	$1,983	$1,410

For the nine months ended September 30, 2006, contributions made to the pension and restoration plans approximated $5.5 million. The contributions expected to be paid during 2006 for the pension and restoration plans approximate $7 million.
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

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Service cost	$696	$680	$2,095	$2,033
Interest cost	1,927	2,067	5,781	6,201
Amortization of prior service cost	(262)	(262)	(786)	(786)
Amortization of net loss	240	423	720	1,269

Total net periodic cost	$2,601	$2,908	$7,810	$8,717

For the nine months ended September 30, 2006, contributions made to the postretirement benefit plan approximated $5.3 million. The contributions expected to be paid during 2006 for the postretirement benefit plan approximate $7 million.
Note 15 — Trust Preferred Securities
At September 30, 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46-R.
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
Under the Federal Reserve Board’s risk-based capital guidelines, the capital securities are included as part of the Corporation’s Tier I capital.
Note 16 — Stockholders’ Equity
During the fourth quarter of 2005, existing shareholders of record of the Corporation’s common stock at November 7, 2005 fully subscribed to an offering of 10,500,000 newly issued shares of Popular, Inc.’s common stock at a price of $21.00 per share under a subscription rights offering. This offering resulted in approximately $216 million in additional capital, of which approximately $175 million impacted stockholders’ equity at December 31, 2005 and the remainder impacted the Corporation’s financial condition in the first quarter of 2006. As of December 31, 2005, this subscription rights offering resulted in 8,614,620 newly issued shares of common stock, the remaining 1,885,380 were issued during the first quarter of 2006.
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $317 million at September 30, 2006 (December 31, 2005 — $316 million; September 30, 2005 — $285 million). During the nine months ended September 30, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the nine months ended September 30, 2005.

Note 17 — Earnings per Common Share
The computation of earnings per common share and diluted earnings per common share follows:

	Quarter ended		Nine months ended
	September 30,		September 30,

(In thousands, except share information)	2006	2005	2006	2005

Net income	$82,160	$115,216	$298,044	$410,455
Less: Preferred stock dividends	2,979	2,979	8,935	8,935

Net income applicable to common stock after cumulative effect of accounting change	$79,181	$112,237	$289,109	$401,520

Net income applicable to common stock before cumulative effect of accounting change	$79,181	$112,237	$289,109	$397,913

Average common shares outstanding	278,602,482	267,244,997	278,349,354	267,043,298
Average potential common shares	210,465	590,367	255,751	539,824

Average common shares outstanding – assuming dilution	278,812,947	267,835,364	278,605,105	267,583,122

Basic earnings per common share before cumulative effect of accounting change	$0.28	$0.42	$1.04	$1.49

Diluted earnings per common share before cumulative effect of accounting change	$0.28	$0.42	$1.04	$1.49	*

Basic and diluted earnings per common share after cumulative effect of accounting change	$0.28	$0.42	$1.04	$1.50

*	Quarterly amounts for 2005 do not add to the year-to-date total due to rounding.

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine month periods ended September 30, 2006, there were 755,147 and 686,909 weighted average antidilutive stock options outstanding, respectively (September 30, 2005 – 245,332 and 555,961 respectively). All shares of restricted stock are treated as outstanding for purposes of this computation.
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

	Nine months ended
	September 30,

(In thousands)	2006	2005

Net cash used in operating activities	($80,906)	($26,648)
Net cash (used in) provided by investing activities	(104,732)	19,503
Net cash provided by financing activities	197,552	5,573

Net increase (decrease) in cash and due from banks	$11,914	($1,572)

Loans receivable transferred to other real estate and other property for the nine months ended September 30, 2006, amounted to $92 million and $24 million, respectively (September 30, 2005 - $86 million and $18 million, respectively).
During the nine months ended September 30, 2006, $613 million in non-conforming loans classified as held-in-portfolio was pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statement of cash flows. In addition, the consolidated statements of cash flows exclude the effect of $519 million and $590 million in non-cash reclassifications of loans held-for-sale to trading securities for the nine months ended September 30, 2006 and 2005, respectively.
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes approximately 107% and 93% of the Corporation’s net income for the quarter and nine months ended September 30, 2006, respectively, and 54% of its total assets as of that date, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
Banco Popular North America:
This reportable segment includes principally the activities of BPNA, including its subsidiaries Popular Leasing, U.S.A and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in six states. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The BPNA segment also included in the quarter and nine months ended September 30, 2005, the financial results of PCE, a fee driven business that served the unbanked, retail customer. As stated in the 2005 Annual Report, PCE sold most of its branch operations during the fourth quarter of 2005. The remaining four retail outlets that existed as of year-end 2005, were sold during the first quarter of 2006.

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
EVERTEC:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; EVERTEC USA, Inc. incorporated in the United States, and ATH Costa Rica, S.A., CreST, S.A. and T.I.I. Smart Solutions Inc. located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
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
2006
For the quarter ended September 30, 2006

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$227,245	$88,789	$35,870	($501)	—	$351,403
Provision for loan losses	31,930	9,760	21,755	—	—	63,445
Non-interest income	101,827	27,422	41,744	57,481	($33,264)	195,210
Amortization of intangibles	634	1,516	1,335	123	—	3,608
Depreciation expense	10,871	3,116	2,571	4,173	(18)	20,713
Other operating expenses	169,356	67,836	81,439	40,793	(33,277)	326,147
Impact of change in fiscal period	—	—	—	—	—	—
Income tax	28,342	12,914	(10,251)	4,168	12	35,185

Net income (loss)	$87,939	$21,069	($19,235)	$7,723	$19	$97,515

Segment Assets	$25,124,056	$12,300,119	$8,782,613	$217,658	($174,524)	$46,249,922

For the quarter ended September 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$351,403	($9,664)	$299	$342,038
Provision for loan losses	63,445	—	—	63,445
Non-interest income	195,210	(1,571)	(2,290)	191,349
Amortization of intangibles	3,608	—	—	3,608
Depreciation expense	20,713	586	—	21,299
Other operating expenses	326,147	11,481	(2,612)	335,016
Impact of change in fiscal period	—	—	—	—
Income tax	35,185	(7,575)	249	27,859

Net income (loss)	$97,515	($15,727)	$372	$82,160

Segment Assets	$46,249,922	$6,579,170	($5,894,342)	$46,934,750

For the nine months ended September 30, 2006

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$682,046	$273,447	$142,874	($1,568)	—	$1,096,799
Provision for loan losses	89,395	29,997	60,096	—	—	179,488
Non-interest income	318,551	81,500	108,374	169,523	($103,731)	574,217
Amortization of intangibles	1,900	4,546	2,369	345	—	9,160
Depreciation expense	32,915	9,674	7,138	12,411	(53)	62,085
Other operating expenses	508,032	205,050	246,446	126,515	(103,776)	982,267
Impact of change in fiscal period	(2,072)	—	6,181	—	—	4,109
Income tax	92,066	39,109	(24,712)	10,441	38	116,942

Net income (loss)	$278,361	$66,571	($46,270)	$18,243	$60	$316,965

For the nine months ended September 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$1,096,799	($30,047)	$829	$1,067,581
Provision for loan losses	179,488	—	—	179,488
Non-interest income	574,217	33,260	(3,309)	604,168
Amortization of intangibles	9,160	—	—	9,160
Depreciation expense	62,085	1,724	—	63,809
Other operating expenses	982,267	44,229	(3,049)	1,023,447
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	116,942	(28,176)	(706)	88,060

Net income (loss)	$316,965	($18,059)	($862)	$298,044

2005
For the quarter ended September 30, 2005

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$224,050	$88,430	$43,769	($84)	—	$356,165
Provision for loan losses	25,268	6,750	17,942	—	—	49,960
Non-interest income	99,740	31,472	9,049	55,413	($35,080)	160,594
Amortization of intangibles	633	1,676	—	78	—	2,387
Depreciation expense	10,171	3,835	1,311	4,472	(18)	19,771
Other operating expenses	170,793	73,741	40,311	41,722	(35,196)	291,371
Income tax	24,473	12,317	(2,336)	3,204	(84)	37,574

Net income (loss)	$92,452	$21,583	($4,410)	$5,853	$218	$115,696

Segment Assets	$26,187,604	$12,201,801	$8,711,470	$251,989	($582,443)	$46,770,421

For the quarter ended September 30, 2005

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$356,165	($8,400)	$345	$348,110
Provision for loan losses	49,960	—	—	49,960
Non-interest income	160,594	14,494	(40)	175,048
Amortization of intangibles	2,387	—	—	2,387
Depreciation expense	19,771	377	—	20,148
Other operating expenses	291,371	15,547	(40)	306,878
Income tax	37,574	(9,235)	230	28,569

Net income (loss)	$115,696	($595)	$115	$115,216

Segment Assets	$46,770,421	$6,160,815	($5,811,128)	$47,120,108

For the nine months ended September 30, 2005

			Popular			Total
	Banco Popular	Banco Popular	Financial		Intersegment	Reportable
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations	Segments

Net interest income (loss)	$669,778	$265,033	$153,173	($386)	—	$1,087,598
Provision for loan losses	74,679	21,045	48,508	—	—	144,232
Non-interest income	316,991	87,976	36,898	166,070	($105,641)	502,294
Amortization of intangibles	1,889	4,732	—	149	—	6,770
Depreciation expense	31,409	11,535	3,553	13,191	(54)	59,634
Other operating expenses	507,034	217,094	118,840	123,057	(105,220)	860,805
Income tax	79,493	36,760	7,375	9,832	(197)	133,263

Net income before cumulative effect of accounting change	$292,265	$61,843	$11,795	$19,455	($170)	$385,188
Cumulative effect of accounting change	3,221	(209)	—	412	(247)	3,177

Net income after cumulative effect of accounting change	$295,486	$61,634	$11,795	$19,867	($417)	$388,365

For the nine months ended September 30, 2005

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$1,087,598	($25,806)	$1,034	$1,062,826
Provision for loan losses	144,232	—	—	144,232
Non-interest income	502,294	68,880	(79)	571,095
Amortization of intangibles	6,770	—	—	6,770
Depreciation expense	59,634	1,133	—	60,767
Other operating expenses	860,805	42,183	(79)	902,909
Income tax	133,263	(21,266)	398	112,395

Net income before cumulative effect of accounting change	$385,188	$21,024	$636	$406,848
Cumulative effect of accounting change	3,177	430	—	3,607

Net income after cumulative effect of accounting change	$388,365	$21,454	$636	$410,455

During the nine months ended September 30, 2006, the holding companies realized net gains on sale of securities, mainly marketable equity securities, (before tax) of approximately $14.3 million, compared with net gains (before tax) of approximately $59.7 million in the nine months ended September 30, 2005. These net gains are included in “non-interest income” within the “Corporate” circle.
Additional disclosures with respect to Banco Popular de Puerto Rico reportable segment are as follows:
2006
For the quarter ended September 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$86,555	$138,006	$2,640	$44	$227,245
Provision for loan losses	9,007	22,923	—	—	31,930
Non-interest income	41,147	34,403	26,596	(319)	101,827
Amortization of intangibles	222	333	79	—	634
Depreciation expense	4,089	6,477	305	—	10,871
Other operating expenses	56,500	96,570	16,421	(135)	169,356
Income tax	18,245	5,432	4,685	(20)	28,342

Net income	$39,639	$40,674	$7,746	($120)	$87,939

Segment Assets	$10,825,897	$17,794,686	$564,088	($4,060,615)	$25,124,056

For the nine months ended September 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$252,750	$421,270	$7,695	$331	$682,046
Provision for loan losses	24,210	65,185	—	—	89,395
Non-interest income	116,070	135,173	69,237	(1,929)	318,551
Amortization of intangibles	667	1,000	233	—	1,900
Depreciation expense	12,143	19,910	862	—	32,915
Other operating expenses	169,363	292,512	46,794	(637)	508,032
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	47,505	33,814	11,149	(402)	92,066

Net income (loss)	$114,932	$144,022	$19,966	($559)	$278,361

2005
For the quarter ended September 30, 2005

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$77,891	$143,034	$3,108	$17	$224,050
Provision for loan losses	6,920	18,348	—	—	25,268
Non-interest income	38,789	42,411	20,745	(2,205)	99,740
Amortization of intangibles	225	332	76	—	633
Depreciation expense	3,901	5,970	300	—	10,171
Other operating expenses	55,806	99,663	15,656	(332)	170,793
Income tax	12,278	10,185	2,748	(738)	24,473

Net income (loss)	$37,550	$50,947	$5,073	($1,118)	$92,452

Segment Assets	$10,216,277	$18,119,091	$968,357	($3,116,121)	$26,187,604

For the nine months ended September 30, 2005

					Total Banco
	Commercial	Consumer and	Other Financial		Popular Puerto
(In thousands)	Banking	Retail Banking	Services	Eliminations	Rico

Net interest income	$223,959	$435,873	$9,929	$17	$669,778
Provision for loan losses	21,425	53,254	—	—	74,679
Non-interest income	122,187	139,053	57,178	(1,427)	316,991
Amortization of intangibles	665	993	231	—	1,889
Depreciation expense	11,259	19,112	1,038	—	31,409
Other operating expenses	165,325	299,287	43,486	(1,064)	507,034
Income tax	34,373	37,770	7,502	(152)	79,493

Net income before cumulative effect of accounting change	$113,099	$164,510	$14,850	($194)	$292,265
Cumulative effect of accounting change	—	3,797	755	(1,331)	3,221

Net income after cumulative effect of accounting change	$113,099	$168,307	$15,605	($1,525)	$295,486

INTERSEGMENT REVENUES*

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2006	2005	2006	2005

Banco Popular Puerto Rico:
P.R. Commercial Banking	($271)	($363)	($886)	($1,047)
P.R. Consumer and Retail Banking	(689)	(891)	(2,040)	(2,368)
P.R. Other Financial Services	(86)	(129)	(241)	(370)
Banco Popular North America	154	280	506	590
Popular Financial Holdings	768	934	2,308	2,681
EVERTEC	(33,140)	(34,911)	(103,378)	(105,127)

Total reportable segments	($33,264)	($35,080)	($103,731)	($105,641)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to gain on sales of loans and processing / information technology services.

Geographic Information

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2006	2005	2006	2005

Revenues**
Puerto Rico	$336,086	$340,441	$1,044,293	$1,058,100
United States	178,218	170,164	570,111	528,619
Other	19,083	12,553	57,345	47,202

Total consolidated revenues	$533,387	$523,158	$1,671,749	$1,633,921

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net (loss) gain on sale and valuation adjustments of investment securities, trading account profit, gain on sale of loans and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2006	2005	2005

Selected Balance Sheet Information:
Puerto Rico
Total assets	$24,559,859	$25,759,437	$25,956,498
Loans	14,275,223	14,130,645	13,513,112
Deposits	13,091,696	13,093,540	13,083,189
Mainland United States
Total assets	$21,200,909	$21,780,226	$20,141,315
Loans	16,870,565	17,023,443	16,506,652
Deposits	8,880,915	8,370,150	8,376,354
Other
Total assets	$1,173,982	$1,084,005	$1,022,295
Loans	611,171	556,119	530,319
Deposits *	1,164,834	1,174,315	1,119,166

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands
Note 20 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of September 30, 2006, December 31, 2005 and September 30, 2005, and the results of their operations and cash flows for the periods ended September 30, 2006 and 2005.
In 2005, the Corporation commenced a two-year plan to change its non-banking subsidiaries to a calendar reporting year-end. As of September 30, 2005 and December 31, 2005, Popular Securities, Inc., Popular North America (holding company), Popular FS, LLC and Popular Financial Holdings, Inc. (“PFH”), including its wholly-owned subsidiaries (except E-LOAN, which already had a December 31st year-end since its acquisition), continued to have a fiscal year that ended on November 30. Accordingly, their financial information as of August 31, 2005 and November 30, 2005 corresponds to their financial information included in the consolidated financial statements of Popular, Inc. as of September 30, 2005 and December 31, 2005. As of September 30, 2006, all subsidiaries have aligned their year-end closing to that of the Corporation’s calendar year.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries, ATH Costa Rica S.A., CreST, S.A., T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
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
The principal source of income for PIHC consists of dividends from Banco Popular de Puerto Rico (“BPPR”). As a member of the Federal Reserve System, BPPR is subject to the regulations of the Federal Reserve Board. BPPR must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2006, BPPR could have declared a dividend of approximately $211 million without the approval of the Federal Reserve Board (December 31, 2005 — $231 million; September 30, 2005 — $210 million). Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2005 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS

Cash and due from banks	$769	$204	$15,019	$777,966	($57,289)	$736,669
Money market investments	60,000	300	242	678,444	(193,737)	545,249
Investment securities available-for-sale, at fair value	8,536	70,500	9,677	10,069,659	(47)	10,158,325
Investment securities held-to-maturity, at amortized cost	699,683	2,160		85,587	(430,000)	357,430
Other investment securities, at lower of cost or realizable value	143,782	5,001	18,671	130,018		297,472
Trading account securities, at fair value				451,684	(22)	451,662
Investment in subsidiaries	3,198,490	1,158,368	2,077,657	803,046	(7,237,561)
Loans held-for-sale, at lower of cost or market value				447,314		447,314

Loans held-in-portfolio	27,032		2,819,009	34,601,455	(5,832,737)	31,614,759
Less — Unearned income				305,114		305,114
Allowance for loan losses	40			487,299		487,339

	26,992		2,819,009	33,809,042	(5,832,737)	30,822,306

Premises and equipment, net	26,217		135	562,117	(187)	588,282
Other real estate				83,636		83,636
Accrued income receivable	359	43	11,243	301,402	(24,705)	288,342
Other assets	61,963	41,661	44,255	1,236,372	(9,351)	1,374,900
Goodwill				678,666		678,666
Other intangible assets	554			103,943		104,497

	$4,227,345	$1,278,237	$4,995,908	$50,218,896	($13,785,636)	$46,934,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,879,816	($57,232)	$3,822,584
Interest bearing				19,408,598	(93,737)	19,314,861

				23,288,414	(150,969)	23,137,445
Federal funds purchased and assets sold under agreements to repurchase			$73,000	7,058,466	(86,000)	7,045,466
Other short-term borrowings		$300	130,556	3,711,662	(1,133,007)	2,709,511
Notes payable	$532,428		3,533,639	10,286,509	(4,670,679)	9,681,897
Subordinated notes				430,000	(430,000)
Other liabilities	58,894	58	114,508	594,723	(43,887)	724,296

	591,322	358	3,851,703	45,369,774	(6,514,542)	43,298,615

Minority interest in consolidated subsidiaries				111		111

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,751,868	3,961	2	70,421	(74,384)	1,751,868
Surplus	489,397	851,193	734,964	3,103,198	(4,684,354)	494,398
Retained earnings	1,616,104	481,905	432,772	1,852,429	(2,772,107)	1,611,103
Accumulated other comprehensive loss, net of tax	(201,688)	(59,180)	(23,533)	(175,251)	257,965	(201,687)
Treasury stock, at cost	(206,533)			(1,786)	1,786	(206,533)

	3,636,023	1,277,879	1,144,205	4,849,011	(7,271,094)	3,636,024

	$4,227,345	$1,278,237	$4,995,908	$50,218,896	($13,785,636)	$46,934,750

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$781	$3,032	$419	$940,348	($55,435)	$889,145
Money market investments	164,300	300	220	1,196,681	(723,280)	638,221
Investment securities available-for-sale, at fair value	17,654	68,536	7,295	11,398,575	1,148	11,493,208
Investment securities held-to-maturity, at amortized cost	430,000	2,174		357,054	(430,000)	359,228
Other investment securities, at lower of cost or realizable value	145,785	5,001	12,642	167,713		331,141
Trading account securities, at fair value				542,755	(766)	541,989
Investment in subsidiaries	3,066,272	1,153,679	1,507,428	458,779	(6,186,158)
Loans held-for-sale, at lower of cost or market value				702,559	164,500	867,059

Loans held-in-portfolio	25,927		3,210,339	33,067,354	(6,326,840)	29,976,780
Less — Unearned income				293,756		293,756
Allowance for loan losses	40			459,385		459,425

	25,887		3,210,339	32,314,213	(6,326,840)	29,223,599

Premises and equipment, net	23,405			569,104	(259)	592,250
Other real estate	18			77,975		77,993
Accrued income receivable	572	35	11,777	268,680	(19,967)	261,097
Other assets	49,852	41,568	20,518	1,157,075	7,563	1,276,576
Goodwill				525,036		525,036
Other intangible assets				43,566		43,566

	$3,924,526	$1,274,325	$4,770,638	$50,720,113	($13,569,494)	$47,120,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,788,585	($55,359)	$3,733,226
Interest bearing				19,237,755	(392,272)	18,845,483

				23,026,340	(447,631)	22,578,709
Federal funds purchased and assets sold under agreements to repurchase			$132,635	8,201,162	(316,014)	8,017,783
Other short-term borrowings		$41,663	600,117	4,153,601	(1,886,858)	2,908,523
Notes payable	$527,086		2,837,729	10,408,944	(4,209,334)	9,564,425
Subordinated notes	125,000			430,000	(430,000)	125,000
Other liabilities	51,044	586	55,629	641,172	(44,260)	704,171

	703,130	42,249	3,626,110	46,861,219	(7,334,097)	43,898,611

Minority interest in consolidated subsidiaries				101		101

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,683,629	3,962	2	70,385	(74,349)	1,683,629
Surplus	289,807	815,193	734,964	2,140,696	(3,688,242)	292,418
Retained earnings	1,405,744	452,470	424,085	1,770,058	(2,649,224)	1,403,133
Accumulated other comprehensive loss, net of tax	(137,578)	(39,549)	(14,523)	(120,012)	174,084	(137,578)
Treasury stock, at cost	(207,081)			(2,334)	2,334	(207,081)

	3,221,396	1,232,076	1,144,528	3,858,793	(6,235,397)	3,221,396

	$3,924,526	$1,274,325	$4,770,638	$50,720,113	($13,569,494)	$47,120,108

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$694		$37,876	$671,409	($72,733)	$637,246
Money market investments	200	$12	2	9,234	(2,410)	$7,038
Investment securities	11,318	366	517	124,119	(6,997)	129,323
Trading account securities				7,724		7,724

	12,212	378	38,395	812,486	(82,140)	781,331

INTEREST EXPENSE:
Deposits				152,164	(1,156)	151,008
Short-term borrowings	71	396	3,776	152,553	(15,069)	141,727
Long-term debt	9,134		47,722	157,288	(67,586)	146,558

	9,205	396	51,498	462,005	(83,811)	439,293

Net interest income (loss)	3,007	(18)	(13,103)	350,481	1,671	342,038
Provision for loan losses				63,445		63,445

Net interest income (loss) after provision for loan losses	3,007	(18)	(13,103)	287,036	1,671	278,593
Service charges on deposit accounts				47,484		47,484
Other service fees				106,498	(26,861)	79,637
Net (loss) gain on sale and valuation adjustment of investment securities	(143)	106		846	6,314	7,123
Trading account profit				5,221	4,798	10,019
Gain on sale of loans				16,421	3,692	20,113
Other operating income (loss)	696	1,676	(3,090)	38,318	(10,627)	26,973

	3,560	1,764	(16,193)	501,824	(21,013)	469,942

OPERATING EXPENSES:
Personnel costs:
Salaries	4,165	95		127,252	(899)	130,613
Pension, profit sharing and other benefits	1,129	15		33,178	(239)	34,083

	5,294	110		160,430	(1,138)	164,696
Net occupancy expenses	594	4	1	30,974		31,573
Equipment expenses	420	3	3	33,946	(26)	34,346
Other taxes	353			11,417		11,770
Professional fees	2,028	11	56	62,044	(34,521)	29,618
Communications	152			17,221	(30)	17,343
Business promotion	800			33,694	(639)	33,855
Printing and supplies	26		1	4,381		4,408
Other operating expenses	(9,309)	(100)	109	38,391	(385)	28,706
Amortization of intangibles				3,608		3,608

	358	28	170	396,106	(36,739)	359,923

Income (loss) before income tax and equity in earnings of subsidiaries	3,202	1,736	(16,363)	105,718	15,726	$110,019
Income tax	(938)		(1,855)	26,845	3,807	27,859

Income (loss) before equity in earnings of subsidiaries	4,140	1,736	(14,508)	78,873	11,919	82,160
Equity in earnings of subsidiaries	78,020	(13,525)	337	1,523	(66,355)

NET INCOME (LOSS)	$82,160	($11,789)	($14,171)	$80,396	($54,436)	$82,160

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$542		$35,544	$550,328	($59,280)	$527,134
Money market investments	1,151	$2	9	10,428	(4,088)	7,502
Investment securities	7,637	289	316	122,442	(6,983)	123,701
Trading account securities				7,751		7,751

	9,330	291	35,869	690,949	(70,351)	666,088

INTEREST EXPENSE:
Deposits				115,101	(1,302)	113,799
Short-term borrowings	68	426	4,098	99,634	(15,013)	89,213
Long-term debt	11,026		38,644	121,615	(56,319)	114,966

	11,094	426	42,742	336,350	(72,634)	317,978

Net interest (loss) income	(1,764)	(135)	(6,873)	354,599	2,283	348,110
Provision for loan losses				49,960		49,960

Net interest (loss) income after provision for loan losses	(1,764)	(135)	(6,873)	304,639	2,283	298,150
Service charges on deposit accounts				46,836		46,836
Other service fees				111,190	(26,186)	85,004
Net gain (loss) on sale and valuation adjustment of investment securities		9,237		(9,648)	(509)	(920)
Trading account profit				4,529	178	4,707
Gain on sale of loans				23,768	(6,183)	17,585
Other operating income	3,292	2,877		25,472	(9,805)	21,836

	1,528	11,979	(6,873)	506,786	(40,222)	473,198

OPERATING EXPENSES:
Personnel costs:
Salaries		92		120,877	(957)	120,012
Pension, profit sharing and other benefits		14		34,928	(272)	34,670

		106		155,805	(1,229)	154,682
Net occupancy expenses		4		27,715		27,719
Equipment expenses	8		2	31,190	(15)	31,185
Other taxes	237			10,131		10,368
Professional fees	1,299	4	9	60,584	(34,008)	27,888
Communications	18			15,640	(18)	15,640
Business promotion	1,967			21,973		23,940
Printing and supplies				4,845		4,845
Other operating expenses	(3,265)	5	112	34,265	(358)	30,759
Amortization of intangibles				2,387		2,387

	264	119	123	364,535	(35,628)	329,413

Income (loss) before income tax and equity in earnings of subsidiaries	1,264	11,860	(6,996)	142,251	(4,594)	143,785
Income tax			(2,463)	32,301	(1,269)	28,569

Income (loss) before equity in earnings of subsidiaries	1,264	11,860	(4,533)	109,950	(3,325)	115,216
Equity in earnings of subsidiaries	113,952	10,867	14,951	4,277	(144,047)

NET INCOME	$115,216	$22,727	$10,418	$114,227	($147,372)	$115,216

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$6,118		$111,043	$1,934,965	($209,253)	$1,842,873
Money market investments	1,722	$131	439	29,389	(8,755)	22,926
Investment securities	27,686	1,029	964	387,361	(20,910)	396,130
Trading account securities				23,649		23,649

	35,526	1,160	112,446	2,375,364	(238,918)	2,285,578

INTEREST EXPENSE:
Deposits				414,636	(3,256)	411,380
Short-term borrowings	174	1,237	13,878	422,032	(43,717)	393,604
Long-term debt	27,184		138,060	445,564	(197,795)	413,013

	27,358	1,237	151,938	1,282,232	(244,768)	1,217,997

Net interest income (loss)	8,168	(77)	(39,492)	1,093,132	5,850	1,067,581
Provision for loan losses				179,488		179,488

Net interest income (loss) after provision for loan losses	8,168	(77)	(39,492)	913,644	5,850	888,093
Service charges on deposit accounts				142,277		142,277
Other service fees				321,510	(81,510)	240,000
Net gain (loss) on sale and valuation adjustment of investment securities	589	13,595		(15,869)	6,724	5,039
Trading account profit				6,404	16,920	23,324
Gain on sale of loans				100,653	(4,225)	96,428
Other operating income (loss)	15,169	5,177	(271)	106,845	(29,820)	97,100

	23,926	18,695	(39,763)	1,575,464	(86,061)	1,492,261

OPERATING EXPENSES:
Personnel costs:
Salaries	14,823	283		380,183	(2,444)	392,845
Pension, profit sharing and other benefits	4,149	51		112,878	(692)	116,386

	18,972	334		493,061	(3,136)	509,231
Net occupancy expenses	1,723	11	1	87,105		88,840
Equipment expenses	1,221	6	10	100,336	(57)	101,516
Other taxes	853			32,087		32,940
Professional fees	12,187	34	132	196,099	(103,268)	105,184
Communications	471			51,531	(66)	51,936
Business promotion	3,887			95,561	(779)	98,669
Printing and supplies	62		1	13,268		13,331
Other operating expenses	(39,508)	(299)	327	126,182	(1,093)	85,609
Impact of change in fiscal period of certain subsidiaries			3,495	4,109	2,137	9,741
Amortization of intangibles				9,160		9,160

	(132)	86	3,966	1,208,499	(106,262)	1,106,157

Income (loss) before income tax and equity in earnings of subsidiaries	24,058	18,609	(43,729)	366,965	20,201	386,104
Income tax	1,778		(11,015)	93,258	4,039	88,060

Income (loss) before equity in earnings of subsidiaries	22,280	18,609	(32,714)	273,707	16,162	298,044
Equity in earnings of subsidiaries	275,764	(17,246)	14,214	(9,110)	(263,622)

NET INCOME (LOSS)	$298,044	$1,363	($18,500)	$264,597	($247,460)	$298,044

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$1,572		$104,803	$1,606,368	($170,104)	$1,542,639
Money market investments	2,671	$5	27	30,957	(10,718)	22,942
Investment securities	22,650	322	948	355,585	(20,748)	358,757
Trading account securities				22,126		22,126

	26,893	327	105,778	2,015,036	(201,570)	1,946,464

INTEREST EXPENSE:
Deposits				314,211	(3,668)	310,543
Short-term borrowings	184	534	10,403	259,060	(37,789)	232,392
Long-term debt	32,920		115,876	359,056	(167,149)	340,703

	33,104	534	126,279	932,327	(208,606)	883,638

Net interest (loss) income	(6,211)	(207)	(20,501)	1,082,709	7,036	1,062,826
Provision for loan losses				144,232		144,232

Net interest (loss) income after provision for loan losses	(6,211)	(207)	(20,501)	938,477	7,036	918,594
Service charges on deposit accounts				135,660		135,660
Other service fees				325,194	(77,334)	247,860
Net gain (loss) on sale and valuation adjustment of investment securities	50,469	9,237		(8,306)	(509)	50,891
Trading account profit				14,968	13,170	28,138
Gain on sale of loans				60,172	(17,497)	42,675
Other operating income	7,268	5,190		84,027	(30,614)	65,871

	51,526	14,220	(20,501)	1,550,192	(105,748)	1,489,689

OPERATING EXPENSES:
Personnel costs:
Salaries		274		353,850	(2,763)	351,361
Pension, profit sharing and other benefits		45		114,241	(797)	113,489

		319		468,091	(3,560)	464,850
Net occupancy expenses		11		78,403		78,414
Equipment expenses	24	1	7	90,043	(46)	90,029
Other taxes	784			28,304		29,088
Professional fees	2,693	9	21	182,191	(102,127)	82,787
Communications	42			46,592	(55)	46,579
Business promotion	4,467			65,393		69,860
Printing and supplies				13,971		13,971
Other operating expenses	(7,104)	27	345	95,940	(1,110)	88,098
Amortization of intangibles				6,770		6,770

	906	367	373	1,075,698	(106,898)	970,446

Income (loss) before income tax, cumulative effect of accounting change and equity in earnings of subsidiaries	50,620	13,853	(20,874)	474,494	1,150	519,243
Income tax	3,155		(7,349)	116,151	438	112,395

Income (loss) before cumulative effect of accounting change and equity in earnings of subsidiaries	47,465	13,853	(13,525)	358,343	712	406,848
Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Income (loss) before equity in earnings of subsidiaries	47,465	14,544	(13,525)	362,837	(866)	410,455
Equity in earnings of subsidiaries	362,990	56,430	68,949	55,008	(543,377)

NET INCOME	$410,455	$70,974	$55,424	$417,845	($544,243)	$410,455

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$298,044	$1,363	($18,500)	$264,597	($247,460)	$298,044
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	298,044	1,363	(16,229)	267,235	(246,240)	304,173

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(275,764)	17,246	(14,214)	9,110	263,622
Depreciation and amortization of premises and equipment	1,723		1	62,135	(54)	63,805
Provision for loan losses				179,488		179,488
Amortization of intangibles				9,160		9,160
Amortization of servicing assets				43,333	(24)	43,309
Net (gain) loss on sale and valuation adjustment of investment securities	(589)	(13,595)		15,870	(6,725)	(5,039)
Net loss (gain) on disposition of premises and equipment	4			(7,181)		(7,177)
Net gain on sale of loans				(100,653)	4,225	(96,428)
Net amortization of premiums and accretion of discounts on investments	(394)	10	(118)	19,752	(190)	19,060
Net amortization of premiums and deferred loan origination fees and costs	(54)			103,619	(4,500)	99,065
Earnings from investments under the equity method	(1,924)	(5,165)		(894)	(1,098)	(9,081)
Stock options expense	566			1,742		2,308
Net disbursements on loans held-for-sale				(4,940,234)		(4,940,234)
Acquisitions of loans held-for-sale				(1,188,844)		(1,188,844)
Proceeds from sale of loans held-for-sale				5,559,968		5,559,968
Net decrease in trading securities				1,196,104	(465)	1,195,639
Net decrease (increase) in accrued income receivable	172	(9)	1,301	(48,925)	3,150	(44,311)
Net (increase) decrease in other assets	(12,670)	4,644	2,316	(10,184)	1,586	(14,308)
Net increase (decrease) in interest payable	818	(23)	27,452	16,173	(3,163)	41,257
Net (increase) decrease in deferred income tax			(8,993)	24,756	4,660	20,423
Net increase in postretirement benefit obligation				3,028		3,028
Net increase (decrease) in other liabilities	9,014	3	40,905	(138,083)	1	(88,160)

Total adjustments	(279,098)	3,111	48,650	809,240	261,025	842,928

Net cash provided by operating activities	18,946	4,474	32,421	1,076,475	14,785	1,147,101

Cash flows from investing activities:
Net decrease (increase) in money market investments	170,000		(91)	381,685	(347,272)	204,322
Purchases of investment securities:
Available-for-sale		(21,189)		(437,372)	215,080	(243,481)
Held-to-maturity	(269,683)			(20,578,088)		(20,847,771)
Other			(5,529)	(45,451)		(50,980)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,777,303	(216,691)	1,560,612
Held-to-maturity				20,644,100		20,644,100
Other	1,753			70,858		72,611
Proceeds from sale of investment securities available-for-sale	7,195	28,628		154,426	7,942	198,191
Net (disbursements) repayments on loans	(1,325)		12,467	(1,066,200)	177,430	(877,628)
Proceeds from sale of loans				759,518		759,518
Acquisition of loan portfolios				(291,330)		(291,330)
Capital contribution to subsidiary	(36,000)	(4,000)	(4,127)	(30,891)	75,018
Assets acquired, net of cash				(2,752)		(2,752)
Acquisition of premises and equipment	(4,919)			(80,496)		(85,415)
Proceeds from sale of premises and equipment				39,031		39,031
Proceeds from sale of foreclosed assets	99			99,829		99,928
Dividends received from subsidiary	203,200			60,763	(263,963)

Net cash provided by investing activities	70,320	3,439	2,720	1,454,933	(352,456)	1,178,956

Cash flows from financing activities:
Net increase in deposits				446,624	47,467	494,091
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(68,700)	(2,009,943)	308,497	(1,770,146)
Net (decrease) increase in other short-term borrowings		(45,812)	(228,545)	56,315	120,400	(97,642)
Payments of notes payable	(450)		(205,962)	(2,363,884)	747,993	(1,822,303)
Proceeds from issuance of notes payable	294		482,559	1,360,425	(1,066,107)	777,171
Dividends paid to parent company				(263,962)	263,962
Dividends paid	(140,765)					(140,765)
Proceeds from issuance of common stock	51,728			3,300	(3,133)	51,895
Capital contribution from parent		36,000		35,718	(71,718)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Net cash used in financing activities	(89,193)	(9,812)	(20,648)	(2,735,407)	347,361	(2,507,699)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	73	(1,899)	14,571	(184,429)	1,956	(169,728)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$769	$204	$15,019	$777,966	($57,289)	$736,669

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$410,455	$70,974	$55,424	$417,845	($544,243)	$410,455
Less: Cumulative effect of accounting change, net of tax		691		4,494	(1,578)	3,607

Net income before cumulative effect of accounting change	410,455	70,283	55,424	413,351	(542,665)	406,848

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(362,990)	(56,430)	(68,949)	(55,008)	543,377
Depreciation and amortization of premises and equipment	1,133			59,688	(54)	60,767
Provision for loan losses				144,232		144,232
Amortization of intangibles				6,770		6,770
Amortization of servicing assets				15,122	(37)	15,085
Net gain (loss) on sale and valuation adjustment of investment securities	(50,469)	(9,237)		8,306	509	(50,891)
Net gain on disposition of premises and equipment				(11,165)		(11,165)
Net gain on sale of loans				(60,172)	17,497	(42,675)
Net amortization of premiums and accretion of discounts on investments	(403)	7		31,666	(561)	30,709
Net amortization of premiums and deferred loan origination fees and costs	(76)			98,086	(5,424)	92,586
Earnings from investments under the equity method	(2,344)	(4,859)		(507)	(1,207)	(8,917)
Stock options expense	253			2,714	3	2,970
Net disbursements on loans held-for-sale				(3,036,706)		(3,036,706)
Acquisitions of loans held-for-sale				(672,186)		(672,186)
Proceeds from sale of loans held-for-sale				2,607,051		2,607,051
Net decrease in trading securities				984,028	(1,109)	982,919
Net increase in accrued income receivable	(387)	(34)	(941)	(47,021)	2,124	(46,259)
Net (increase) decrease in other assets	(231)	911	2,414	(149,473)	(33,196)	(179,575)
Net increase (decrease) in interest payable	3,544	(2)	14,859	19,460	(2,124)	35,737
Net increase in deferred income tax	(182)		(7,349)	(5,921)	278	(13,174)
Net increase in postretirement benefit obligation				3,631		3,631
Net increase (decrease) in other liabilities	3,382	(14)	5,722	(42,623)	(4,417)	(37,950)

Total adjustments	(408,770)	(69,658)	(54,244)	(100,028)	515,659	(117,041)

Net cash provided by operating activities	1,685	625	1,180	313,323	(27,006)	289,807

Cash flows from investing activities:

Net (increase) decrease in money market investments	(115,800)		(6)	61,028	326,042	271,264
Purchases of investment securities:
Available-for-sale	(127,628)	(64,386)		(3,834,956)	705,168	(3,321,802)
Held-to-maturity		(2,431)		(25,545,995)		(25,548,426)
Other	(195)		(270)	(62,929)		(63,394)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	110,432			3,316,108	(709,877)	2,716,663
Held-to-maturity	150,000	250		25,398,755		25,549,005
Other				34,693		34,693
Proceeds from sale of investment securities available for sale	57,458	32,111		183,040		272,609
Net repayments (disbursements) on loans	15,601		(373,639)	232,814	781,486	656,262
Proceeds from sale of loans				109,244		109,244
Acquisition of loan portfolios				(2,301,771)		(2,301,771)
Capital contribution to subsidiary	(75,000)	(75,000)	(176,433)	(2,500)	328,933
Assets acquired, net of cash				(180,744)		(180,744)
Acquisition of premises and equipment	(5)			(118,377)		(118,382)
Proceeds from sale of premises and equipment				30,631		30,631
Proceeds from sale of foreclosed assets	279			83,729		84,008
Dividends received from subsidiary	128,200		150,000	52,500	(330,700)

Net cash provided by (used in) investing activities	143,342	(109,456)	(400,348)	(2,544,730)	1,101,052	(1,810,140)

Cash flows from financing activities:

Net increase in deposits				1,452,474	(139,461)	1,313,013
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(6,690)		61,335	1,671,278	(182,713)	1,543,210
Net (decrease) increase in other short-term borrowings	(4,501)	36,837	260,464	138,443	(665,608)	(234,365)
Payments of notes payable	(10,750)		(10,830)	(1,632,137)	(422,413)	(2,076,130)
Proceeds from issuance of notes payable	285		13,234	930,142	329,542	1,273,203
Dividends paid to parent company				(330,700)	330,700
Dividends paid	(137,014)					(137,014)
Proceeds from issuance of common stock	14,141					14,141
Treasury stock acquired				(1,467)		(1,467)
Capital contribution from parent		75,000	75,000	178,174	(328,174)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Net cash (used in) provided by financing activities	(144,529)	111,837	399,203	2,406,207	(1,078,127)	1,694,591

Cash effect of accounting change		(28)		(1,544)		(1,572)

Net increase in cash and due from banks	498	2,978	35	173,256	(4,081)	172,686
Cash and due from banks at beginning of period	283	54	384	767,092	(51,354)	716,459

Cash and due from banks at end of period	$781	$3,032	$419	$940,348	($55,435)	$889,145

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
OVERVIEW
As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as investment banking, auto and equipment leasing and financing, mortgage loans, consumer lending, reinsurance and insurance agency services through specialized subsidiaries. In the United States, the Corporation has established the largest Hispanic-owned financial services franchise, Banco Popular North America (“BPNA”), providing complete financial solutions to all the communities it serves. Also, in the United States, Popular Financial Holdings, Inc. (“PFH”), holding company of Equity One, Inc., offers mortgage and personal loans, and maintains a substantial wholesale loan brokerage network, a warehouse lending division and a loan servicing unit. PFH, through its newly acquired subsidiary E-LOAN, Inc. (“E-LOAN”), also provides online consumer direct lending to obtain mortgage, auto and home equity loans. The Corporation strives to use its expertise in technology and electronic banking as a competitive advantage in its Caribbean and Latin America expansion, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. EVERTEC, Inc. (“EVERTEC”), the Corporation’s main subsidiary in this business segment, is the leading provider of financial transaction processing and information technology solutions in Puerto Rico and the Caribbean. EVERTEC serves customers in 11 Latin American countries. Also, the Corporation recently incorporated EVERTEC USA, Inc. with plans to expand its service offerings in the U.S. mainland.
Financial highlights for the quarter ended September 30, 2006, compared with the same quarter in 2005, are included below. Also, Table A provides selected financial data for those quarters, as well as several year-to-date selected financial information and performance metrics.
•	Reduced net interest income resulting from a decline in the Corporation’s net interest margin, partially offset by growth in earning assets. Tables B and C provide information on the Corporation’s net interest income on a taxable equivalent basis for the quarter and nine months ended September 30, 2006 and 2005.

•	Higher provision for loan losses, primarily associated with growth in the loan portfolio, higher non-performing loans and higher net charge-offs. Refer to the Credit Risk Management and Loan Quality section, including Tables J, K and L, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality metrics. Also, refer to Item 1A — Risk Factors included in Part II — Other Information in this Form 10-Q for information on Puerto Rico’s current economic condition.

•	Favorable variance in non-interest income by 9% resulting from higher gains on the sale of loans and trading profits related primarily to mortgage-backed securities, higher gains on the sale of real estate property and lower unfavorable adjustments on interest-only securities, partially offset by a reduction in other service fees. Refer to the Non-interest Income section of this MD&A for more detailed information.

TABLE A
Financial Highlights

Financial Condition Highlights	At September 30,			Average for the nine months
(In thousands)	2006	2005	Variance	2006	2005	Variance

Money market investments	$545,249	$638,221	($92,972)	$585,959	$816,484	($230,525)
Investment and trading securities	11,264,889	12,725,566	(1,460,677)	12,613,184	12,656,906	(43,722)
Loans*	31,756,959	30,550,083	1,206,876	32,047,516	29,213,718	2,833,798
Total earning assets	43,567,097	43,913,870	(346,773)	45,246,659	42,687,108	2,559,551
Total assets	46,934,750	47,120,108	(185,358)	48,630,196	45,699,254	2,930,942
Deposits	23,137,445	22,578,709	558,736	22,947,394	22,169,512	777,882
Borrowings	19,436,874	20,615,731	(1,178,857)	21,218,840	19,602,104	1,616,736
Stockholders’ equity	3,636,024	3,221,396	414,628	3,718,691	3,229,283	489,408

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2006	2005	Variance	2006	2005		Variance

Net interest income	$342,038	$348,110	$(6,072)	$1,067,581	$1,062,826		$4,755
Provision for loan losses	63,445	49,960	13,485	179,488	144,232		35,256
Non-interest income	191,349	175,048	16,301	604,168	571,095		33,073
Operating expenses	359,923	329,413	30,510	1,106,157	970,446		135,711
Income tax	27,859	28,569	(710)	88,060	112,395		(24,335)
Cumulative effect of accounting change, net of tax	—	—	—	—	3,607		(3,607)
Net income	$82,160	$115,216	$(33,056)	$298,044	$410,455		$(112,411)
Net income applicable to common stock	$79,181	$112,237	$(33,056)	$289,109	$401,520		$(112,411)
Basic EPS before cumulative effect of accounting change	$0.28	$0.42	$(0.14)	$1.04	$1.49		$(0.45)
Diluted EPS before cumulative effect of accounting change	$0.28	$0.42	$(0.14)	$1.04	$1.49	(a)	$(0.45)
Basic and diluted EPS after cumulative effect of accounting change	$0.28	$0.42	$(0.14)	$1.04	$1.50		$(0.46)

Selected Statistical Information	Third Quarter		Nine months ended September 30,
	2006	2005	2006	2005

Common Stock Data — Market price
High	$20.12	$27.52	$21.98	$28.03
Low	17.41	24.22	17.41	22.94
End	19.44	24.22	19.44	24.22
Book value per share at period end	12.38	11.36	12.38	11.36
Dividends declared per share	0.16	0.16	0.48	0.48
Dividend payout ratio	56.25%	38.07%	45.36%	31.97%
Price/earnings ratio	12.79x	12.29x	12.79x	12.29x

Profitability Ratios — Return on assets	0.67%	0.99%	0.82%	1.20%
Return on common equity	8.75	14.21	11.00	17.61
Net interest spread (taxable equivalent)	2.81	3.30	2.95	3.24
Net interest margin (taxable equivalent)	3.31	3.67	3.40	3.61
Effective tax rate	25.32	19.87	22.81	21.65
Overhead ratio**	49.29	44.34	47.02	37.57
Efficiency ratio ***	69.00	62.87	66.55	61.63

Capitalization Ratios - Equity to assets	7.81%	7.21%	7.65%	7.07%
Tangible equity to assets	6.32	6.04	6.17	5.92
Equity to loans	11.70	11.33	11.60	11.05
Internal capital generation	3.67	8.37	5.63	11.25
Tier I capital to risk – adjusted assets	10.87	11.40	10.87	11.40
Total capital to risk – adjusted assets	12.13	12.67	12.13	12.67
Leverage ratio	7.88	7.71	7.88	7.71

*	Includes loans held-for-sale.

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).

(a)	Quarterly amounts do not add to the year-to-date total due to rounding.

•	Higher operating expenses for the quarter ended September 30, 2006 by 9%, primarily associated with E-LOAN’s operations, mostly in the nature of business promotion and personnel costs, since this subsidiary was acquired subsequent to the third quarter of 2005. Partially offsetting the increase were lower costs as a result of the no longer existent operations of PCE. Refer to the Operating Expenses section of this MD&A for further information. Isolating the aforementioned impact in operating expenses from E-LOAN and PCE, the Corporation’s operating expenses for the quarter ended September 30, 2006 declined $2.2 million or 1%, compared with the same quarter in the previous year. Operating expenses for the quarter ended September 30, 2006 reflected a reduction of $23.3 million, or 6%, compared with the first quarter of 2006, and $3.1 million, or 1%, compared with the second quarter of 2006.

•	During the third quarter ended September 30, 2006, in light of deteriorating market conditions impacting the profitability of the business, PFH made strategic decisions to scale back its manufactured housing division into one operating office. Marketing representatives will continue to solicit business in its core markets in the east coast of the U.S. mainland. Also, during the quarter, PFH added two new regions in the broker loan business and at the same time flattened the sales management organization by reducing the number of sales managers in the broker division to enable regional managers to be closer to the market. In addition, broker loan processing centers were reduced to two. Furthermore, as a need to compete in today’s challenging mortgage marketplace and because a vast majority of business is generated from telemarketing leads, PFH’s retail mortgage division consolidated more than 40 branches into five regional hubs. All the above strategies strive to achieve efficiencies and cost savings in the origination channels. As part of these streamlining initiatives, PFH recorded approximately $4.4 million of charges in the third quarter of 2006. Components of the re-engineering charges consisted of $3.1 million of lease buyouts; $0.8 million of severance and payroll tax charges; and $0.5 million related to fixed asset write-offs.

•	Total earning assets at September 30, 2006 decreased by approximately 4% compared with December 31, 2005, in part due to the implementation of strategies to reduce the Corporation’s financial leverage. When compared to September 30, 2005, earning assets decreased by 1%. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

•	In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% for corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Corporation’s subsidiaries doing business in Puerto Rico with fiscal years ended December 31, 2005. The additional tax related to the income earned from January 1 to the date of the enactment of the law was fully recorded in the third quarter of 2005, net of the impact in the deferred taxes, and approximated $5.9 million. In addition, in May 2006, the Government of Puerto Rico approved an additional transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate will be 39%. The additional transitory tax of 4.5% over the original maximum statutory tax rate of 39% resulted in additional income tax expense recorded in books for the nine months ended September 30, 2006 of approximately $9.2 million, including the impact of the measurement of deferred tax assets.

Also, in May 2006, the Government of Puerto Rico enacted a law that imposes a tax of 5% over the 2005 taxable net income applicable to for-profit partnerships and corporations with gross income over $10.0 million, which was required to be paid by July 31, 2006. The Corporation could use the full payment as a tax credit in the income tax return for future years. This prepayment of tax resulted in a disbursement of approximately $18.2 million. No net income tax expense will be recorded since such prepayment will be used as a tax credit in future taxable years.

•	The Corporation exercised certain Tag Along Rights granted under the Shareholders Agreement dated as of March 2, 1999 by and among Telecomunicaciones de Puerto Rico, Inc. (“TelPRI”), GTE International Telecommunications Incorporated, GTE Holdings (Puerto Rico) LLC, Popular and Puerto Rico Telephone Authority and entered into a Joinder Agreement dated as of May 4, 2006 (the “Joinder Agreement”) by and among Popular, GTE Holdings and Sercotel S.A. de C.V. (“Sercotel”). Pursuant to the Joinder Agreement, Popular has agreed to sell to Sercotel all the shares of common stock of TelPRI owned by Popular under similar terms and conditions set forth in the Stock Purchase Agreement dated as of April 2, 2006, by and between Sercotel and GTE Holdings. The estimated gain net of taxes for Popular is approximately $86.0 million; however, such gain is subject to purchase price adjustments at the date of the closing. The transaction is expected to close in 2006 or early 2007 subject to the receipt of the necessary governmental and regulatory approvals.

•	During the third quarter of 2006, the Corporation acquired T.I.I. Smart Solutions Inc. (“TII”), a technology company based in Costa Rica that develops financial processing software applications and sells hardware products (ATM, POS and communication products). For the fiscal year-ended September 30, 2005, TII generated approximately $3 million in revenues and had $3 million in assets. The company has approximately 21 employees. This acquisition will allow EVERTEC, through ATH Costa Rica, to enhance its competitiveness in the Central American region.

•	In the latter part of the third quarter of 2006, BPNA commenced to offer deposit products through the online webpage of its affiliate E-LOAN. As of September 30, 2006, BPNA had captured approximately $27 million in savings accounts and certificates of deposit through E-LOAN’s webpage. As of October 31, 2006, these deposits approximated $728 million. This funding source is expected to provide additional liquidity to the Corporation and support asset growth.
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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2005, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that, in addition to the other information in this report, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (NASDAQ) system under the symbols BPOP and BPOPO, respectively.

SUPERVISION AND REGULATION – STATUS OF REGULATORY APPLICATIONS
In September 2006, we filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert Banco Popular North America (“BPNA”), our New York state-chartered bank subsidiary, into a national bank by merging it into our national bank subsidiary, Banco Popular, National Association. At the same time we filed an application with the Board of Governors of the Federal Reserve System to contribute the stock of our non banking subsidiary, Popular Financial Holdings, Inc. (“PFH”), to the merged U.S. mainland bank. Under these proposals, BPNA, PFH, and their subsidiaries would have become subject to OCC supervision and regulation.
In addition to this structural reorganization, we are currently in the process of developing a plan for an operational reorganization of our operations on the U.S. mainland, including those of BPNA and PFH and their subsidiaries. In the course of our interaction with the OCC since the filing of the application, we have concluded that the process of bringing the operations of BPNA, PFH, and their subsidiaries under OCC supervision and regulation could have involved difficulties in satisfying the OCC regarding various aspects of our operations, including certain of our risk management procedures and reserve policies primarily related to the nonprime business at PFH and BPNA. These additional requirements also had the potential of diverting our resources away from the operational reorganization effort. In light of these difficulties and our reorganization plans, we have decided to withdraw our applications. As a result, BPNA will remain a New York state-chartered member bank.
Even though we have decided to withdraw these applications, we will take into account the preliminary recommendations we received from the OCC regarding our operations as we move forward with the operational reorganization and with our other business goals.
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
One of the Corporation’s critical accounting policies relates to pension and postretirement obligations on employee benefit plans. As further described in Note 2 to the consolidated financial statements and in the section below (Recently Issued Accounting Pronouncements and Interpretations), in September 2006, the Financial Accounting Standards Board issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is applicable to the Corporation commencing in December 31, 2006. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. The provisions of SFAS No. 158 will not have an impact on the estimation techniques, valuation assumptions and other subjective assessments associated with the pension and postretirement benefit plan computations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
The following is a list of recently issued accounting pronouncements and interpretations that are applicable for adoption by the Corporation in 2006 or thereafter. Refer to Note 2 to the consolidated financial statements for a description of each statement and management’s assessment as to the impact of the adoptions.
SFAS No. 123-R “Share-Based Payment” — This Statement focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting of transactions in which an entity obtains goods or services in share-based payment transactions. The impact of the adoption of SFAS 123-R in January 2006 was not significant for the results of the quarter and nine months ended September 30, 2006. Refer to Note 13 to the consolidated financial statements for required disclosures and further information on the impact of this accounting pronouncement.
SFAS No. 153 “Exchanges of Nonmonetary Assets” — This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The adoption of this Statement did not have a material impact on the Corporation’s financial condition, results of operations, or cash flows for the quarter and nine months ended September 30, 2006.
SFAS No. 154 “Accounting Changes and Error Corrections” — This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting and reporting of a change in accounting principle. The Corporation adopted SFAS No. 154 in January 2006. The adoption of SFAS No. 154 did not have a significant impact on the statement of condition or results of operations for the quarter and nine months ended September 30, 2006.
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” — This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation elected to adopt SFAS No. 155 commencing in January 2007. The Corporation is currently evaluating the impact that this accounting pronouncement may have in its financial condition and results of operations.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” — This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under specific situations.

•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: amortization or fair value measurement method.

•	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
The Corporation elected to adopt SFAS No. 156 commencing in January 2007. The Corporation is currently evaluating the impact that this accounting pronouncement may have in its financial condition and results of operations, subject to the measurement methods, class definitions and other determinations that need to be made upon adoption.
SFAS No. 157 “Fair Value Measurements” — Provides enhanced guidance for using fair value to measure assets and liabilities. The Statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.
SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation plans to adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have in its financial condition, results of operations and financial statement disclosures.
SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” — This accounting standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. Specifically, SFAS No. 158 requires an employer to:
•	Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status

•	Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions)

•	Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.
The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Corporation as of December 31, 2006.
The Corporation provides pension, benefit restoration and postretirement benefit plans for certain employees. Upon adoption of SFAS No. 158 in December 31, 2006, the Corporation will be required to recognize the underfunded status of the plans as a liability on its statement of financial condition. The Corporation has always used December 31st as the measurement date of the plans.
The Corporation provides pension, benefit restoration and postretirement benefit plans for certain employees. Upon adoption of SFAS No. 158 in December 31, 2006, the Corporation will be required to recognize the underfunded status of the plans as a liability on its statement of financial condition. The Corporation has always used December 31st as the measurement date of the plans.
The impact of the adoption of SFAS No. 158 as of December 31, 2006 is estimated to be a reduction in equity of approximately $77 million (after tax), with a corresponding increase in total liabilities of $126 million and in the deferred tax asset of $49 million. The estimated impact is based on the Corporation’s expected funded status of its pension and postretirement benefit plans. The actual impact of the implementation of SFAS No. 158 on the financial statements may differ due to changes in economic assumptions such as discount rates, fair values of assets, and other changes in actuarial assumptions that will occur in connection with the upcoming December 31, 2006 measurement date. The Corporation expects that the effect of the implementation of SFAS No. 158 on its financial covenants will be immaterial. Additionally, based on the estimated impact in regulatory capital ratios, the Corporation will continue to be well-capitalized.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) — In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
Among the significant elements of the new guidance are:
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
A company should record the change in net assets that results from the application of the Interpretation as an adjustment to retained earnings. Based on a preliminary analysis performed at this time, management does not expect that the adoption of this accounting interpretation will have a material impact to its financial condition or results of operations upon adoption on January 1, 2007.
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (“EITF 06-03”) — In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Corporation as of January 1, 2007. The adoption of EITF 06-03 is not expected to have a material impact on the Corporation’s consolidated financial statements.
EITF Issue 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in

Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” — EITF Issue 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis.
At the September 2006 meeting, the Task Force affirmed as a final consensus that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholder in cash should be discounted to their present value. Additionally, the Task Force affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the Task Force reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed.
The Corporation is currently evaluating any impact that the adoption of Issue 06-5 may have on its statement of financial condition or results of operations as it relates to the bank-owned life insurance policy for which the Corporation is beneficiary. Management does not expect such impact to be material.
Staff Accounting Bulletin No. 108 — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) — In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. SAB 108 is effective for the Corporation’s annual financial statements for the year ended December 31, 2006. The adoption of SAB 108 is not expected to have a material impact on the Corporation’s consolidated financial statements.

NET INTEREST INCOME
Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2006, as compared with the same periods in 2005, segregated by major categories of interest earning assets and interest bearing liabilities.
The Corporation’s interest earning assets include investment securities and loans on which the interest is exempt from income tax, principally in Puerto Rico (P.R.). The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies, the U.S. Government, and government-sponsored entities, and the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter end. During the third quarter of 2005, the Government of P.R. approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from a 39% to 41.5%. The impact of the additional tax, including the retroactive amounts corresponding to the first nine months of 2005, was included in the Corporation’s results of operations in the third quarter of 2005. In addition, during the second quarter of 2006 the Government of P.R. approved a temporary one-year additional tax of 2.0% for banking entities. The statutory income tax rates considered for the Corporation’s P.R. operations in the quarter ended September 30, 2006 were 43.5% for BPPR and 41.5% for the non-bank subsidiaries. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law, also affected by the mentioned increases in tax rates. The statutory income tax rate considered for the Corporation’s U.S. operations was 35%.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loans and leases categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter and nine months ended September 30, 2006 included an unfavorable impact of $2.9 million and $14.9 million, respectively, consisting principally of amortization of net loan origination costs (net of fees), amortization of net premiums on loans purchased, prepayment penalties and late payment charges. These amounts approximated $11.1 million and $28.6 million for the quarter and nine months ended September 30, 2005, respectively.

TABLE B
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Quarter ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2006	2005	Variance	2006	2005	Variance		2006	2005	Variance	Rate	Volume
($ in millions)							(In thousands)
$508	$745	($237)	5.88%	4.51%	1.37%	Money market investments	$7,525	$8,455	($930)	$1,729	($2,659)
11,672	12,379	(707)	5.23	5.24	(0.01)	Investment securities	152,614	162,132	(9,518)	(882)	(8,636)
495	504	(9)	6.56	6.07	0.49	Trading securities	8,183	7,719	464	609	(145)

12,675	13,628	(953)	5.31	5.23	0.08		168,322	178,306	(9,984)	1,456	(11,440)

						Loans:
13,824	11,959	1,865	7.79	6.94	0.85	Commercial	271,419	209,142	62,277	27,411	34,866
1,273	1,310	(37)	7.15	7.54	(0.39)	Leasing	22,766	24,691	(1,925)	(1,231)	(694)
12,053	11,612	441	6.98	6.48	0.50	Mortgage	210,432	188,041	22,391	15,072	7,319
5,123	4,416	707	10.71	10.06	0.65	Consumer	137,986	111,662	26,324	6,501	19,823

32,273	29,297	2,976	7.93	7.25	0.68		642,603	533,536	109,067	47,753	61,314

$44,948	$42,925	$2,023	7.19%	6.61%	0.58%	Total earning assets	$810,925	$711,842	$99,083	$49,209	$49,874

						Interest bearing deposits:
$3,862	$3,783	$79	2.20%	1.51%	0.69%	NOW and money market*	$21,396	$14,363	$7,033	$6,565	$468
5,231	5,727	(496)	1.34	1.26	0.08	Savings	17,735	18,141	(406)	1,119	(1,525)
10,154	9,114	1,040	4.37	3.54	0.83	Time deposits	111,877	81,295	30,582	20,633	9,949

19,247	18,624	623	3.11	2.42	0.69		151,008	113,799	37,209	28,317	8,892

10,607	10,040	567	5.30	3.53	1.77	Short-term borrowings	141,727	89,213	52,514	46,731	5,783
9,987	9,445	542	5.83	4.84	0.99	Medium and long-term debt	146,558	114,966	31,592	25,605	5,987

39,841	38,109	1,732	4.38	3.31	1.07	Total interest bearing liabilities	439,293	317,978	121,315	100,653	20,662
3,970	3,943	27				Non-interest bearing demand deposits
1,137	873	264				Other sources of funds

$44,948	$42,925	$2,023	3.88%	2.94%	0.94%

			3.31%	3.67%	(0.36%)	Net interest margin

						Net interest income on a taxable equivalent basis	371,632	393,864	(22,232)	($51,444)	$29,212

			2.81%	3.30%	(0.49%)	Net interest spread

						Taxable equivalent adjustment	29,594	45,754	(16,160)

						Net interest income	$342,038	$348,110	($6,072)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, the decrease in net interest income and margin on a taxable equivalent basis for the quarter ended September 30, 2006, compared with the same quarter in the previous year, was mainly due to the increase in the average cost of interest bearing liabilities, partially offset by an increase in the average balance of earning assets.
The decrease in the Corporation’s net interest margin was principally the result of the following:
•	Higher cost of short-term borrowings as a result of the Federal Reserve (FED) tightening monetary policy. The FED raised the federal funds target rate 150 basis points from October 1st, 2005 to June 30, 2006, leaving it flat at 5.25% for the 3rd quarter of 2006.

•	Increased cost of long-term debt resulting from issuances of medium-term notes during the last quarter of 2005, renewals of debt maturities at higher costs during the second quarter of 2006, and secured debt derived from mortgage loans on-balance sheet securitization transactions settled during the end of 2005 and in June 2006.

•	A negative impact resulting from unfavorable valuations of interest rate swap contracts that were acquired to fix the cost of financing certain mortgage and auto loan portfolios, and of interest rate swap and cap contracts entered to limit the interest rate payable to security holders associated with on-balance sheet securitization. These derivative contracts were designated “non-hedge” for accounting purposes, as such the change in their fair value was recorded in the statement of operations. For the quarter ended September 30, 2006, the unfavorable fair value of those instruments totaled approximately $13 million pretax, which was recognized as interest expense, and reduced net interest margin by approximately 12 basis points.

•	Increased cost of interest bearing deposits since the growth in this category has been attained principally in time deposits. This category of interest bearing deposits carries a higher cost in part influenced by interest rate campaigns to attract deposits in a very competitive environment, both in P.R. and the U.S. mainland. Also, the Corporation has experienced higher costs in money market and savings accounts due to sustained marketing campaigns and competition in the U.S. mainland.

•	Reversal in the third quarter of 2006 of approximately $1.3 million of interest income on a specific commercial lease financing relationship which reached non-accrual status during the third quarter of 2006. Refer to the Credit Risk Management and Loan Quality section of this MD&A for additional information.

•	The difficulty in passing along the rise in market rates to commercial and consumer loan clients. Intense competition is limiting the Corporation’s ability to raise interest rates on loans, and this is a source of pressure on our net interest margin.
Partially offsetting these unfavorable variances were the following contributors:
•	Somewhat higher yields in commercial loans, mainly the portfolio with short-term repricing terms, which are favorably impacted by the rising interest rates. As of September 30, 2006, approximately 58% of the commercial and construction loans portfolio had floating or adjustable interest rates. Also, yields in fixed rate loans originated in 2006 increased due to the higher interest rate scenario, with these rate increases partially limited by competitive pressures in new originations.

•	Increase in the yield of consumer loans driven in part by home equity lines of credit (“HELOC”) with floating rates, an increase in the average balance of credit cards, which carry a higher rate, and an increase in the rate for the P.R. consumer loan portfolio.

•	Higher yields in the mortgage loan portfolio in part as a result of higher rates for new loans and a reduction in the amortization of premiums associated to purchased loans, in part due to a reduction in mortgage prepayment rates.
Refer to the Financial Condition section of this MD&A for detailed factors that contributed to the growth in the loan portfolio and the decline in investment securities, as well as variance explanations on funding / liquidity sources.
The decrease in the taxable equivalent adjustment relates to the previously discussed temporary two-year additional tax of 2.5% approved by the Government of P.R. during the third quarter of 2005. As a result, the Corporation recognized the impact of the additional tax for the nine months ended September 30, 2005 during that third quarter of 2005. Therefore, the taxable equivalent adjustment reported in the third quarter of 2005 includes the favorable impact of this additional tax.
As shown in Table C, for the nine-month period ended September 30, 2006, net interest income on a taxable equivalent basis decreased mainly as a result of a lower taxable equivalent adjustment, and lower net interest margin, partially offset by an increase in the average earning assets. The decrease in the taxable equivalent adjustment for the nine months ended September 30, 2006, compared with the same period in the previous year, is mainly the result of a rising cost for the Corporation’s interest bearing liabilities. The interest expense disallowance required by the P.R. tax law is determined by applying the ratio of exempt assets to total assets to the Corporation’s interest expense for the period. Due to the Corporation’s liability sensitive position, the cost of funds has increased at a higher pace than the yield of earning assets, thus generating margin compression. This trend is reflected in the taxable equivalent adjustment causing an increase in the interest expense disallowed.

Average tax-exempt earning assets approximated $9.9 billion during the nine-month period ended September 30, 2006, of which 89% represented tax-exempt investment securities, compared with $9.8 billion and 92%, respectively, during the same period in 2005.
TABLE C
ANALYSIS OF LEVELS & YIELDS ON A TAXABLE EQUIVALENT BASIS
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2006	2005	Variance	2006	2005	Variance		2006	2005	Variance	Rate	Volume
($ in millions)							(In thousands)
$586	$816	($230)	5.54%	3.91%	1.63%	Money market investments	$24,274	$23,896	$378	$8,148	($7,770)
12,104	12,173	(69)	5.13	4.81	0.32	Investment securities	465,432	438,744	26,688	30,440	(3,752)
509	484	25	6.56	6.15	0.41	Trading securities	24,979	22,253	2,726	1,538	1,188

13,199	13,473	(274)	5.20	4.80	0.40		514,685	484,893	29,792	40,126	($10,334)

						Loans:
13,400	11,571	1,829	7.56	6.60	0.96	Commercial	757,704	571,035	186,669	89,547	97,122
1,299	1,302	(3)	7.37	7.60	(0.23)	Leasing	71,752	74,242	(2,490)	(2,286)	(204)
12,336	12,073	263	6.86	6.50	0.36	Mortgage	634,691	588,304	46,387	33,343	13,044
5,013	4,268	745	10.51	10.12	0.39	Consumer	394,367	323,297	71,070	12,053	59,017

32,048	29,214	2,834	7.74	7.12	0.62		1,858,514	1,556,878	301,636	132,657	168,979

$45,247	$42,687	$2,560	7.00%	6.38%	0.62%	Total earning assets	$2,373,199	$2,041,771	$331,428	$172,783	$158,645

						Interest bearing deposits:
$3,848	$3,761	$87	1.96%	1.46%	0.50%	NOW and money market*	$56,408	$41,128	$15,280	$13,657	$1,623
5,374	5,659	(285)	1.33	1.21	0.12	Savings	53,286	51,178	2,108	4,472	(2,364)
9,772	8,567	1,205	4.13	3.41	0.72	Time deposits	301,686	218,237	83,449	50,290	33,159

18,994	17,987	1,007	2.90	2.31	0.59		411,380	310,543	100,837	68,419	32,418

11,017	9,840	1,177	4.78	3.16	1.62	Short-term borrowings	393,604	232,392	161,212	131,162	30,050
10,202	9,762	440	5.41	4.66	0.75	Medium and long-term debt	413,013	340,703	72,310	59,323	12,987

40,213	37,589	2,624	4.05	3.14	0.91	Total interest bearing liabilities	1,217,997	883,638	334,359	258,904	75,455
3,953	4,182	(229)				Non-interest bearing demand deposits
1,081	916	165				Other sources of funds

$45,247	$42,687	$2,560	3.60%	2.77%	0.83%

			3.40%	3.61%	(0.21%)	Net interest margin

						Net interest income on a taxable equivalent basis	1,155,202	1,158,133	(2,931)	($86,121)	$83,190

			2.95%	3.24%	(0.29%)	Net interest spread

						Taxable equivalent adjustment	87,621	95,307	(7,686)

						Net interest income	$1,067,581	$1,062,826	$4,755

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

NON-INTEREST INCOME
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and nine-month periods ended September 30, 2006 and 2005.
The increase in non-interest income for the quarter ended September 30, 2006 compared with the same quarter in the previous year was mostly impacted by:
•	Lower other-than-temporary impairment adjustments of investment securities available-for-sale in the third quarter of 2006, particularly interest-only securities of PFH. These unfavorable adjustments amounted to $0.4 million in the third quarter of 2006, compared with $10.7 million in the same quarter of the previous year.

•	Lower net gains on the sale of investment securities available-for-sale by approximately $2.2 million. In the quarter ended September 30, 2005, the Corporation realized gains of $9.2 million on the sale of marketable equity securities. For the third quarter of 2006, the main sale of available-for-sale securities was associated with the sale of FNMA securities with a carrying value of approximately $144 million, resulting in a gain of approximately $7.6 million.

•	Higher trading profits in 2006 by $5.3 million, which are associated primarily with the pooling of approximately $149 million in mortgage loans into FNMA mortgage-backed securities by BPPR, which were subsequently sold in the secondary markets with a realized gain of approximately $2.0 million. Also, there were higher profits in 2006 mainly as a result of increases in unrealized profits on the mark-to-market of outstanding positions primarily from the mortgage banking subsidiary and in the portfolio available for retail customers of the Corporation’s investment banking subsidiary.

•	Higher gains on the sales of loans in the third quarter of 2006, mainly due to E-LOAN’s production, which was inexistent in the third quarter of 2005 since the E-LOAN acquisition was consummated in the fourth quarter of 2005. This subsidiary contributed $20.7 million in gains resulting from the sale of approximately $0.8 billion in loans during the quarter ended September 30, 2006, primarily residential mortgage loans. These gains were partially offset by losses of $20.1 million in a bulk sale of approximately $0.6 billion of individual loans by BPPR to a U.S. financial institution, done in part to deleverage its balance sheet. PFH (excluding its wholly-owned subsidiary E-LOAN) also contributed with an increase in gain on sale of loans of approximately $2.4 million.

•	Increase in other operating income primarily due to higher gains on the sale of real estate properties by $4.5 million, higher investment banking fees related to underwriting business in the Corporation’s investment banking subsidiary and other revenues from E-LOAN related in part to the mortgage loan closing services business and referral fees. These increases were partially offset by an unfavorable fair value adjustment of approximately $3.1 million associated with the subordinated convertible note issued by ACE Cash Express, Inc. (“ACE”) as part of Popular Cash Express (PCE) sale transaction. This note was cancelled in the third quarter of 2006 following the approval of ACE’s leverage buyout. Results for the third quarter of 2006, compared with the same period in the previous year, included lower remeasurement gains on investments accounted under the equity method held in the Dominican Republic and lower dividend income from TelPRI, among the principal variance contributors.

•	Decline in other service fees due in part to lower check cashing fees resulting from the sale of PCE in the fourth quarter of 2005, and lower mortgage servicing fees, net of amortization, due to higher amortization of mortgage servicing rights. Also, for on-balance sheet securitizations, the mortgage servicing rights recorded at the time of securitization are amortized through other service fees, while the accretion of the related loan discount is recorded as an increase in interest income. The “other fees” category was unfavorably impacted by lower revenues from PCE related to money transfer and other services that are no longer offered. These negative variances were partially offset principally by higher debit card fees as a result of higher transactional volume at a higher average price. Also, credit card fees increase was mostly associated with higher merchant business income resulting from increased sales and higher credit card late payment fees derived from higher volume, partially offset by lower credit card membership fees that resulted from promotional campaigns with no annual fee. The composition of other service fees by major categories is presented in Table D.

TABLE D
Non-interest income

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2006	2005	$ Variance	2006	2005	$ Variance

Service charges on deposit accounts	$47,484	$46,836	$648	$142,277	$135,660	$6,617

Other service fees:
Credit card fees and discounts	$22,035	$21,111	$924	$66,979	$59,694	$7,285
Debit card fees	15,345	12,832	2,513	45,349	39,047	6,302
Insurance fees	13,327	12,986	341	39,879	37,420	2,459
Processing fees	11,164	11,311	(147)	32,382	31,888	494
Sale and administration of investment products	7,345	7,138	207	21,451	21,105	346
Trust fees	2,400	2,135	265	7,044	6,268	776
Mortgage servicing fees, net of amortization	483	4,591	(4,108)	4,523	11,126	(6,603)
Check cashing fees	113	4,372	(4,259)	653	14,841	(14,188)
Other fees	7,425	8,528	(1,103)	21,740	26,471	(4,731)

Total other service fees	$79,637	$85,004	($5,367)	$240,000	$247,860	($7,860)

Net gain (loss) on sale and valuation adjustment of investment securities	$7,123	($920)	$8,043	$5,039	$50,891	($45,852)
Trading account profit	10,019	4,707	5,312	23,324	28,138	(4,814)
Gain on sale of loans	20,113	17,585	2,528	96,428	42,675	53,753
Other operating income	26,973	21,836	5,137	97,100	65,871	31,229

Total non-interest income	$191,349	$175,048	$16,301	$604,168	$571,095	$33,073

Non-interest income for the nine months ended September 30, 2006, compared with the same period in 2005 included:
•	Higher gains on sales of loans in 2006, which resulted mostly from E-LOAN. This subsidiary contributed approximately $64 million in gains on the sale of over $2.8 billion in loans during 2006, primarily residential mortgage loans. This variance was partially offset by losses resulting from the bulk sale of individual loans by BPPR discussed earlier. On a year-to-date basis, in 2006, there were also higher gains derived from mortgage loans sold at PFH and Small Business Administration (“SBA”) loans at BPNA.

•	Other operating income rose for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to higher dividend income derived from the Corporation’s investment in TelPRI, increased income derived from securitization related invested funds, and higher bank-owned life insurance income. Also, the increase was influenced by those factors covered in the quarterly variance, namely revenues from E-LOAN and investment banking fees.

•	Increased service charges on deposit accounts for 2006 that was principally associated to higher volume of approvals on checks paid in commercial accounts with non-sufficient funds.

•	Lower gains on sale and valuation adjustments of investment securities. The results for the nine months ended September 30, 2005 included $50.9 million in gains on sale of investment securities, mainly marketable equity securities, net of $12.1 million of unfavorable valuation adjustments for other-than-temporary impairments of investment securities available-for-sale, principally interest-only securities of PFH, compared with $5.0 million in gains for the same period of 2006, net of $17.4 million of unfavorable valuation adjustments for other-than-temporary impairments of investment securities.

•	Lower other service fees influenced by similar factors previously described in the quarterly results. Refer to Table D for a detail.

OPERATING EXPENSES
Refer to the consolidated statements of income included in this Form 10-Q for a breakdown of operating expenses by major categories.
Operating expenses for the quarter ended September 30, 2006 increased 9% compared with the same period in 2005. E-LOAN’s operating expenses, mostly in the nature of business promotion and personnel costs, totaled $40.1 million in the third quarter of 2006, and were the major factor for the incremental costs for Popular since this subsidiary was acquired subsequent to the third quarter of 2005. Partially offsetting the increase were lower costs as a result of the sold operations of PCE which recorded approximately $7.4 million in operating expenses during the third quarter of 2005. Isolating the aforementioned impact in operating expenses from E-LOAN and PCE, the Corporation’s operating expenses for the quarter ended September 30, 2006 declined 1% compared with the same quarter in the previous year.
Personnel costs for the quarter ended September 30, 2006 increased by $10.0 million, or 6%, compared with the same quarter in 2005. E-LOAN’s acquisition added over 820 FTEs in 2006 and represented approximately $13.6 million in personnel costs for the third quarter, while the sale of PCE impacted with a reduction in FTEs of over 360, or approximately $2.8 million in personnel costs. Isolating the impact of E-LOAN’s costs and the sale of PCE operations, personnel costs for the quarter ended September 30, 2006 declined slightly by $0.8 million, or 1%, compared to the same period in 2005. Full-time equivalent employees (FTEs) were 12,580 at September 30, 2006, a decrease of 103 from the same date in 2005. Besides the aforementioned impact of E-LOAN acquisition and the sale of PCE operations, other event which contributed to the reduction in headcount was the layoffs at PFH associated with the streamlining of branch operations as described in the Overview section of this MD&A. PFH (excluding E-LOAN) had a workforce reduction of approximately 260 employees when compared to September 30, 2005. Also, the Corporation’s operations of the Puerto Rico reportable segment contributed with a reduction of over 350 FTEs due to freezes in job replacements as part of cost control initiatives.
All other operating expenses for the quarter ended September 30, 2006, excluding personnel costs, increased $20.5 million, or 12%, compared with the third quarter of 2005. E-LOAN impacted with approximately $26.5 million in all other operating expenses, mostly in business promotion and professional fees, while the sale of PCE represented a reduction of approximately $4.6 million, principally in net occupancy expenses. Isolating the impact of E-LOAN and the sale of PCE operations, all other operating expenses (excluding personnel costs) for the third quarter of 2006 decreased by $1.5 million, or 1%, compared with the third quarter of 2005. As discussed in the Overview section, included in the third quarter of 2006 were approximately $4.4 million in re-engineering charges of PFH, primarily consisting of costs for lease buyouts.
As presented in Table A, the Corporation’s efficiency ratio increased from 62.87% for the quarter ended September 30, 2005 to 69.00% for the same quarter in 2006. The efficiency ratio measures how much of a company’s revenues are used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2005 Annual Report, in determining the efficiency ratio the Corporation includes only recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to net revenues of $11.7 million in the quarter ended September 30, 2006, compared with net losses of $0.8 million in the same quarter in the previous year, and corresponded principally to net gains (losses) on the sale of investment securities and unfavorable adjustments in the valuation of investment securities, and capital gains on the sale of real estate.
For the nine-month period ended September 30, 2006, operating expenses increased $135.7 million, or 14%, compared with the same period in 2005. E-LOAN represented $117.3 million of that increase mostly reflected in personnel costs, business promotion and professional fees. The sale of PCE contributed with a reduction of $23 million, which represents the subsidiary’s costs for the same period in 2005, mainly in the categories of net occupancy and other operating expenses. Isolating the aforementioned impact in operating expenses from E-LOAN and PCE, the Corporation’s operating expenses for the nine months ended September 30, 2006 increased $41 million or 4%, compared with the same period in the previous year. This 4% increase was mostly due to increased personnel costs, primarily higher salaries and related taxes and 401K savings plan expenses, mainly driven by the impact of plan amendments in certain employee benefits plans effective January 1, 2006, which are described in Note 14 to the consolidated financial statements. This was partially offset by a reduction in profit sharing costs also impacted by changes in the benefit plans. Also contributing to the rise in personnel costs were higher medical insurance costs, offset in part by higher deferred costs associated with lending business, particularly origination costs. In addition, the increase in operating expenses incorporates a $9.7 million pre-tax loss ($6.1 million after-tax) on the impact of the change in fiscal year of certain of the Corporation’s subsidiaries which was completed during the first quarter of 2006. As previously described in the Corporation’s Form 10-K for the year ended December 31, 2005, in 2005 the Corporation commenced a two-year plan to change the reporting period of its non-banking subsidiaries to a December 31st calendar period, primarily as part of a strategic plan to put in place a corporate-wide integrated financial system and to facilitate the consolidation process. The financial results for the month of December 2005 of PFH (excluding E-LOAN which already had a December 31st year-end closing), Popular FS, Popular Securities and Popular North America (holding company only) are included in a separate line within operating expenses for the nine months ended September 30, 2006. As of the end of the first quarter of 2006, all subsidiaries of the Corporation have aligned their year-end closings to December 31st, similar to the parent holding company. The increase in operating costs for the nine months ended September 30, 2006 also included, among others, higher net occupancy, equipment expenses and professional fees, incurred to support business processes.
INCOME TAX
Income tax expense for the quarter ended September 30, 2006 decreased compared with the same quarter of 2005, primarily due to lower income before tax, offset by a decrease in exempt interest income net of the disallowance of expenses attributed to such exempt income. The effective tax rate for the third quarter of 2006 and 2005 were 25.32% and 19.87%, respectively.
Income tax expense for the nine-month period ended September 30, 2006 also decreased when compared to the same period in 2005. The decrease was primarily due to lower pretax earnings, partially offset by a decrease in income subject to a lower preferential tax rate and to higher income tax in 2006 due to the increase in the statutory tax rate from 41.5% to 43.5% for BPPR. The effective tax rate for the first nine months of 2006 was 22.81%, compared with 21.65% in 2005.
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
For a more complete description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 19 to the consolidated financial statements. The Corporate group, which supports the four reportable segments, had a net loss of $15.7 million in the third quarter of 2006, compared with a net loss of $0.6 million in the same quarter of 2005. On a year-to-date basis, the Corporate group had a net loss of $18.1 million for the nine months ended September 30, 2006, compared to net income of $21.5 million in the same period of the previous year. During the third quarter of 2005, the Corporation’s holding companies within the Corporate group realized gains on the sale of securities, mainly marketable equity securities, approximating $9.2 million, while on the same period in 2006 these companies realized minimal losses. During the nine months ended September 30, 2005, the realized gains on the sale of securities, mainly marketable equity securities, approximated $59.7 million, compared with $14.3 million in the same period of 2006. The variance in gain on sale of securities was partially offset by an increase in TelPRI’s dividend income in 2006.

Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The segment of Banco Popular de Puerto Rico reported net income of $87.9 million for the quarter ended September 30, 2006, a decrease of $4.5 million, or 5%, compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended September 30, 2006 when compared to the third quarter of 2005 included:
•	higher net interest income by $3.2 million, or less than 2%. The increase was primarily related to the commercial banking business, which experienced a $8.7 million, or 11%, growth. This favorable variance was partially offset by a decline of $5.0 million, or 4%, in the net interest income of the consumer and retail banking business.

•	higher provision for loan losses by $6.7 million, or 26%, primarily associated with growth in the commercial loan portfolio, higher non-performing loans, mainly mortgage, and higher net charge-offs, mostly in the consumer and lease financing portfolios. The allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.06% at September 30, 2006, compared with 2.09% at September 30, 2005 and 1.99% at December 31, 2005. The provision for loan losses represented 103% of net charge-offs for the third quarter of 2006, compared with 105% of net charge-offs in the same period of 2005. The increase in provision levels for 2006 also considered probable deterioration in the portfolio in P.R. due to the uncertainty in the local economy associated with the government’s fiscal crisis.

•	rise in non-interest income by $2.1 million, or 2%, mainly due to higher gains on the sale of real estate properties and higher debit and credit card fees and discounts. This was partially offset by net losses on the sale of loans and mortgage-backed securities in the secondary markets in the third quarter of 2006, and lower service charges on deposit accounts, mainly commercial account analyses fees due to a higher earnings credit applied to clients on deposit balances in part due to the higher interest rate scenario.

•	a decrease in operating expenses by $0.7 million, or less than 1%, primarily associated to lower business promotion expenses.

•	higher income taxes by $3.9 million, or 16%, primarily due to a decrease in exempt interest income net of the disallowance of expenses attributed to such exempt income and an increase in the Puerto Rico statutory income tax rate from 39% to 41.5% on regular corporations and 43.5% on banks, partially offset by lower pretax earnings.
Net income for the nine months ended September 30, 2006 totaled $278.4 million, a decrease of $17.1 million, or 6%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $12.3 million, or 2%, mainly associated with the commercial banking business, which experienced $28.8 million, or 13%, growth. This increase in commercial banking net interest income was primarily the result of a greater average volume of commercial loans, coupled with a higher yield. A substantial portion of Banco Popular de Puerto Rico’s commercial portfolio has adjustable or floating rate characteristics, thus was favorably impacted by the higher short-term interest rates experienced in 2005 and 2006. The decrease was primarily related to the consumer and retail banking business, whereby net interest income declined by $14.6 million, or 3%. The net interest margin in Banco Popular de Puerto Rico’s reportable segment was negatively impacted by the higher cost of funding in the rising rate scenario.

•	higher provision for loan losses by $14.7 million, or 20%;

•	lower non-interest income by $1.6 million;

•	higher operating expenses by $0.4 million, or less than 1%;

•	lower cumulative effect of accounting change of $3.2 million; and

•	higher income tax expense by $12.6 million primarily due to a decrease in exempt interest income net of the disallowance of expenses attributed to such exempt income and an increase in the Puerto Rico statutory income tax rate from 39% to 41.5% on regular corporations and 43.5% on banks, partially offset by lower taxable income.

Banco Popular North America
For the quarter ended September 30, 2006, net income for the reportable segment of Banco Popular North America totaled $21.1 million, a decrease of $0.5 million compared with the financial results for the third quarter of 2005. The main factors that contributed to this quarterly variance included:
•	higher net interest income by $0.4 million, or less than 1%;

•	an increase in the provision for loan losses by $3.0 million, primarily due to growth in the commercial loan portfolio and higher net charge-offs in the consumer loan portfolio, partially offset by lower net charge-offs in commercial loans;

•	lower non-interest income by $4.1 million, or 13%, mainly due to lower service fees as a result of lower check cashing and money transfer fees due to the sale of PCE operations, partially offset by higher service charges on deposit accounts;

•	lower operating expenses by $6.8 million, or 9%, mainly due to the sale of PCE operations; and

•	higher income tax expense by $0.6 million impacted in part by tax considerations upon the filing of the 2005 tax return in the third quarter of 2006 .
Net income for the nine months ended September 30, 2006 totaled $66.6 million, an increase of $4.9 million, or 8%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $8.4 million, or 3%, mostly due to an increase in the volume of earning assets, particularly commercial loans. Earning asset growth was funded primarily through deposits, mainly retail certificates of deposits, and short-term borrowings;

•	higher provision for loan losses by $9.0 million, or 43%;

•	lower non-interest income by $6.5 million, or 7%, influenced by lower fees from PCE, offset in part by higher service charges on deposit accounts and gains of sale of SBA loans;

•	lower operating expenses by $14.1 million, or 6%, primarily due to PCE; and

•	higher income tax expense by $2.3 million, or 6%.
Popular Financial Holdings
PFH’s net loss for the quarter ended September 30, 2006, totaled $19.2 million, compared with a net loss of $4.4 million for the third quarter of 2005. Factors that contributed to the variance in these financial results included:
•	net interest income decreased by $7.9 million, or 18%. This variance includes an unfavorable valuation in interest rate caps acquired in conjunction with a series of mortgage loans securitizations that are used to limit the interest rate payable to the security holders and from swap contracts acquired to economically hedge the cost of financing certain mortgage and auto loan portfolios. Also, profit margins in the mortgage lending segment continued to tighten in 2006 as short-term rates continued to rise while the rates on the mortgage loans originated increased at a lesser rate. This lower net interest margin was partially offset by higher average volume of earning assets, primarily related to the auto loans and HELOC portfolio of E-LOAN.

•	the provision for loan losses increased by $3.8 million, or 21%, primarily due to higher net charge-offs and non-performing assets in the mortgage and consumer loan portfolios.

•	higher non-interest income by $32.7 million was mainly due to higher gains on the sale of mortgage loans due to E-LOAN. Also, there were lower write-downs in the valuation of interest-only strips in the quarter ended September 30, 2006 as explained in the Non-Interest Income section of this MD&A.

•	operating expenses rose $43.7 million, mainly as a result of $40.1 million in operating expenses of E-LOAN, which did not exist in the third quarter of 2005. Also, PFH’s operating expenses include the re-engineering charges described in the Overview section of this MD&A associated with PFH’s branch consolidation efforts.

•	income tax benefit in the quarter ended September 30, 2006 of $10.3 million resulting from the quarter’s taxable loss, compared to $2.3 million in the third quarter of 2005.
Net loss for the nine months ended September 30, 2006 totaled $46.3 million, compared with a net income of $11.8 million for the same period in the previous year. These results reflected:
•	lower net interest income by $10.3 million, or 7%;

•	higher provision for loan losses by $11.6 million, or 24%;

•	higher non-interest income by $71.5 million;

•	higher operating expenses by $139.7 million, which included an unfavorable impact of the change in fiscal year in the PFH reportable segment amounting to $6.2 million and E-LOAN’s costs of $117.3 million; and

•	income tax benefit of $24.7 million in 2006, compared with income tax expense of $7.4 million in 2005.
Mortgage banking profit margins have decreased as a result of a flatter yield curve as well as lower gain on sale margins. The spreads between funding costs and loan yields have narrowed. Also, the origination market in the U.S. has begun to stabilize after a multiyear boom. The non-prime mortgage industry continues to pose challenges for 2006. Over the next few months management will continue reengineering its mortgage business in the United States. Cost containment and production efficiencies will be a major focus.
EVERTEC
EVERTEC’s net income for the quarter ended September 30, 2006 totaled $7.7 million, an increase of $1.9 million, or 32%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for 2006 when compared with the third quarter of 2005 included:
•	growth in non-interest income of $2.1 million, or 4%, as a result of higher electronic transactions processing fees, internet banking services, and other technology consulting fees, including disaster recovery and network support, among other services. This was partially offset by a lower remeasurement adjustment of the Corporation’s investment in CONTADO in the Dominican Republic. This figure is impacted by the currency exchange rate of the Dominican peso at the remeasurement date, and to the mix in the composition of monetary and non-monetary balance sheet components of the entity being remeasured. For further information on this subject, refer to Note 1 to the consolidated financial statements.

•	lower operating expenses by $1.2 million, primarily personnel costs and business promotion; and

•	higher income tax expense by $1.0 million.
Net income for the nine months ended September 30, 2006 totaled $18.2 million, compared with $19.9 million for the same period in the previous year. These results reflected:
•	higher net interest loss by $1.2 million due to higher intercompany funding requirements, primarily obtained from the holding company;

•	higher non-interest income by $3.5 million, or 2%;

•	lower cumulative effect of accounting change of $0.4 million;

•	higher operating expenses by $2.9 million, or 2%;. and

•	higher income tax expense by $0.6 million.
FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statement of condition.
A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, is presented in Table E.
TABLE E
Loans Ending Balances

			Variance		Variance
			September 30, 2006		September 30, 2006
	September 30,	December 31,	vs.	September 30,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	September 30, 2005

Commercial *	$14,071,713	$12,757,886	$1,313,827	$12,267,643	$1,804,070
Lease financing	1,265,843	1,308,091	(42,248)	1,318,105	(52,262)
Mortgage *	11,252,771	12,872,452	(1,619,681)	12,481,545	(1,228,774)
Consumer *	5,166,632	4,771,778	394,854	4,482,790	683,842

Total	$31,756,959	$31,710,207	$46,752	$30,550,083	$1,206,876

*	Includes loans held-for-sale

Commercial loan growth since December 31, 2005 was mostly in commercial loans reflecting continued success of sales efforts, primarily towards new credit lines on the corporate, construction and small business sectors. Also, there has been higher volume of funds drawn under existing commercial lines of credit and significant progress in construction phases at various large construction projects.
As shown in Table F, consumer loans also increased from December 31, 2005 to September 30, 2006 in all loan categories. The increase in consumer loans was principally reflected in the personal loans category, primarily in E-LOAN and BPPR. E-LOAN contributed with a portfolio of home equity lines of credit of approximately $139 million at September 30, 2006, after a strategic decision was made in mid-2006 to substantially retain those loans in portfolio. The increase in personal loans at BPPR was associated with favorable customer response to mailing campaigns, cross selling initiatives and competitive pricing. Auto loans also increased from the end of 2005 principally due to strong loan originations at E-LOAN and to originations by the Corporation’s P.R. auto lending subsidiary, fostered in part by marketing campaigns. Also, due to the increases in interest rates, early pay-offs of auto loans have declined in recent months. Credit cards also increased mostly as a result of higher sales volume and an increase in the number of credit card holders attracted by novel campaigns, offers of no annual membership fees, tiered pricing and new products directed to increase Popular’s credit card market share in Puerto Rico.
TABLE F
Breakdown of Consumer Loans

			Variance		Variance
			September 30, 2006		September 30, 2006
	September 30,	December 31,	vs.	September 30,	vs.
(In thousands)	2006	2005	December 31, 2005	2005	September 30, 2005

Personal	$2,331,814	$2,053,175	$278,639	$2,025,442	$306,372
Auto	1,661,662	1,598,634	63,028	1,392,582	269,080
Credit cards	1,020,108	968,550	51,558	913,972	106,136
Other	153,048	151,419	1,629	150,794	2,254

Total	$5,166,632	$4,771,778	$394,854	$4,482,790	$683,842

Partially offsetting the increase in commercial and consumer loans from the end of 2005 to September 30, 2006 was a decrease in mortgage loans. This decline was mostly associated with the pooling, during the year-to-date period ended September 30, 2006, of $0.6 billion in mortgage loans at BPPR into FNMA mortgage-backed securities that were subsequently sold to investors, a bulk sale of individual loans to a U.S. financial institution involving approximately $0.6 billion in mortgage loans and to the sale of mortgage loans in three off-balance sheet securitization transactions performed by PFH in 2006 involving approximately $1.0 billion in mortgage loans. The impact of these sales was partially offset by new loan originations. The Corporation has implemented strategic changes at PFH during 2006 primarily reducing non-prime mortgage loan acquisitions and increasing origination and sale of prime mortgage loans as a result of the acquisition of E-LOAN.
Also, the lease financing portfolio reflected a decline from December 31, 2005 to September 30, 2006, which was principally associated with the Corporation’s lease financing operations in the U.S. mainland.
Similar factors influenced the increases (decreases) in the various loan categories as of September 30, 2006 when compared to September 30, 2005. E-LOAN, acquired in the fourth quarter of 2005, had $578 million and $245 million in loans at September 30, 2006 and December 31, 2005, respectively, mainly auto loans.
At September 30, 2006, investment securities, including trading and other securities, totaled $11.3 billion, compared with $12.7 billion at December 31, 2005 and September 30, 2005. Notes 5 and 6 to the consolidated financial statements provide additional information on the Corporation’s available-for-sale and held-to-maturity investment portfolios. The decline in the Corporation’s investment securities portfolio was mainly due to maturities of U.S. agency securities with low rates in the third quarter of 2006, which were not replaced, in part due to a reduction in arbitrage activity as the interest spread is not favorable in the current interest rate scenario, and to a strategy to deleverage the balance sheet and direct funding toward loan growth. Commencing in the quarter ended March 31, 2006, the interest-only strips derived from newly-issued PFH’s off-balance sheet securitizations are being accounted for as trading securities. As such, any valuation adjustment is being recorded as part of trading account profit (loss) in the consolidated statements of income, which amounted to losses of $0.4 million for the quarter and nine months ended September 30, 2006. Interest-only strips accounted for as trading securities from PFH securitizations approximated $37 million at September 30, 2006.
The increase in goodwill and other intangible assets at September 30, 2006, compared with the same date in the previous year, was mostly related with the acquisition of E-LOAN during the last quarter of 2005. The increase in goodwill from December 31, 2005 was related to purchase accounting entries recorded within the one-year allocation period for E-LOAN, which were mainly related to the recording of a deferred tax liability associated with the trademark. Refer to Note 9 to the consolidated financial statements for further details on the composition of intangible assets.
Table G provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition. The principal variances from December 31, 2005 to September 30, 2006 were:
•	Increase in the “others” caption was mostly due to securities trade receivables outstanding at September 30, 2006 for mortgage-backed securities sold prior to quarter-end, with settlement date in October 2006.

•	Increase in servicing rights, principally related to securitization transactions performed by PFH after their fiscal year end 2005, which contributed with approximately $35 million in servicing rights at issuance date. Also, during the nine months ended September 30, 2006, PFH acquired approximately $14 million in rights to service approximately $1.8 million in mortgage loans from a third-party. Also, BPPR retained servicing responsibilities on the mortgage loan portfolios sold or securitized in the third quarter of 2006, which were previously described in this report. These capitalized servicing rights were partially offset by their amortization in the period.

•	Increase in prepaid expenses was mostly related to higher prepaid software packages supporting specialized systems.

•	Decrease in securitization advances and related assets was associated with PFH operations primarily due the collection in the third quarter of 2006 of excess cash held by the securitization trusts for approximately $69 million. Also, related to on-balance sheet securitizations, funds collected by PFH, as servicer, and remitted to the securitization trusts to be distributed to bond holders in future periods declined. This decline was primarily as a result of a decrease in borrower prepayment rates during the year, as well as unpaid principal balance runoff of securitizations classified as on-balance sheet.

•	Refer to Note 8 to the consolidated financial statements for a detail of the Corporation’s derivatives as of September 30, 2006 and December 31, 2005.
TABLE G
Breakdown of Other Assets

			Variance		Variance
			September 30, 2006		September 30, 2006
	September 30,	December 31,	vs. December 31,	September 30,	vs. September 30,
(In thousands)	2006	2005	2005	2005	2005

Net deferred tax assets	$305,943	$305,723	$220	$284,075	$21,868
Bank-owned life insurance program	203,967	197,202	6,765	195,119	8,848
Prepaid expenses	179,102	153,395	25,707	156,950	22,152
Servicing rights	172,323	141,489	30,834	121,752	50,571
Securitization advances and related assets	139,914	236,719	(96,805)	247,565	(107,651)
Investments under the equity method	65,760	62,745	3,015	62,682	3,078
Derivative assets	58,427	50,246	8,181	39,354	19,073
Others	249,464	178,281	71,183	169,079	80,385

Total	$1,374,900	$1,325,800	$49,100	$1,276,576	$98,324

The variances in “others”, prepaid expenses and securitization advances and related assets from September 30, 2005 to the same date in 2006 were influenced by the same factors described in the December 31, 2005 comparison. Servicing rights increased in a higher proportion compared to September 30, 2005 also resulting primarily from three securitization transactions performed by PFH in the fourth quarter of 2005. Furthermore, other explanations to the variances in other assets from September 30, 2005 to the same date in 2006 included:
•	Derivative assets increased from September 30, 2005 primarily due to higher index options purchased by the Corporation from major broker-dealer companies. These were principally associated with customers’ deposits whose returns are also tied to the performance of the particular index.

•	Higher net deferred tax asset from September 30, 2005 primarily due to higher net unrealized loss position in the portfolio of available-for-sale securities. Also, the increase is due to the prepaid income tax of 5% imposed by the Government of Puerto Rico after the enactment of a law signed in May 2006. Refer to the Overview section of this MD&A for a general description of the law and the payment required to be made by the Corporation in July 2006. This variance was partially reduced by the recording of a deferred tax liability associated with the E-LOAN trademark. This deferred tax liability will exist unless it is reversed, if and only if, the trademark is written-off in a future period. This trademark was determined by management to have an indefinite life for accounting purposes. Also, as the E-LOAN acquisition was treated as a stock purchase, the trademark cannot be amortized for tax return purposes.
Popular has accomplished deposit growth despite intense competitive pressures. A breakdown of the Corporation’s deposits at period-end is included in Table H:
TABLE H
Deposits ending balances

			Variance		Variance
	September 30,	December 31,	September 30, 2006 vs.	September 30,	September 30, 2006 vs.
(In thousands)	2006	2005	December 31, 2005	2005	September 30, 2005

Demand deposits *	$4,324,476	$4,415,972	($91,496)	$4,182,281	$142,195
Savings, NOW and money market deposits	8,397,040	8,800,047	(403,007)	8,944,495	(547,455)
Time deposits	10,415,929	9,421,986	993,943	9,451,933	963,996

Total	$23,137,445	$22,638,005	$499,440	$22,578,709	$558,736

*	Includes interest and non-interest bearing demand deposits.

The increase in time deposits from December 31, 2005 and September 30, 2005 was mostly related to retail certificates of deposits due to aggressive marketing campaigns. Also, greater volume of IRA deposits and public funds, and new deposit products launched such as CDs linked to stock market indexes, contributed to the growth in time deposits. During the third quarter of 2006, Banco Popular North America commenced to offer deposits through the convenient online webpage of its affiliate E-LOAN. As of September 30, 2006, $27 million were captured in savings accounts and certificates of deposits. Brokered certificates of deposit, included in the category of time deposits, totaled $968 million at September 30, 2006, compared with $1.3 billion at September 30, 2005 and $1.2 billion at December 31, 2005.
The decline in savings, NOW and money market deposits from December 31, 2005 and September 30, 2005 to September 30, 2006 was in part due to a shift to time deposits, resulting from higher interest rates offered in time deposits from competitive campaigns.
The decrease in demand deposits from December 31, 2005 to September 30, 2006 was primarily associated with commercial checking accounts and deposits in trust. The increase from September 30, 2005 was primarily in commercial checking accounts. The aggregate amount of overdrafts in demand deposit accounts that was reclassified to loans totaled $101 million as of September 30, 2006, $119 million as of December 31, 2005 and $70 million as of September 30, 2005.
At September 30, 2006, borrowed funds totaled $19.4 billion, compared with $21.3 billion at December 31, 2005 and $20.6 billion at September 30, 2005. Refer to Note 10 to the consolidated financial statements for the composition of the Corporation’s borrowings as of such dates. The Federal Home Loan Banks (FHLB) provide funding to the Corporation’s banking subsidiaries through advances. At September 30, 2006 and December 31, 2005, the Corporation had short-term and long-term borrowings under these credit facilities totaling $960 million and $1.6 billion, respectively. At September 30, 2005, these borrowings totaled $1.8 billion. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and in the most part do not have any callable features. The reduction in borrowed funds from December 31, 2005 was partly as a result of the approach to reduce reliance on short-term debt by funding loan originations through deposits and from cash inflows from loan sales and maturities of investment securities.
Among the principal borrowing activities of the Corporation that were effected during the nine months ended September 30, 2006 were:
•	In April 2006, the Corporation issued $450 million in medium-term notes maturing in 2009. Of the total amount issued, $250 million bear interest at a fixed rate of 5.65% and $200 million bear interest at floating rates tied to the 3-month LIBOR plus a spread of 40 basis points, which reset quarterly. The Corporation simultaneously entered into an interest swap contract to convert the floating rate notes to fixed rate notes in the rising interest rate scenario. Under the swap arrangement, the Corporation pays a fixed rate equal to 5.58%. The cash inflows were used to substitute short-term borrowings and finance operations.

•	The Corporation executed three on-balance sheet securitizations of mortgage loans. These transactions are further described in the Off-Balance Sheet Activities section of this MD&A.
Other liabilities declined from December 31, 2005 to September 30, 2006 as reflected in the consolidated statements of condition included in the consolidated financial statements. As explained in the 2005 Annual Report and the Overview section of this MD&A, in 2005, certain of the Corporation’s non-banking subsidiaries continued to have a fiscal year ended on November 30, 2005. In preparing the consolidated statement of condition as of December 31, 2005, management had to reverse an intercompany elimination in order to reinstall loans outstanding to third parties. The impact of this reversal resulted in an increase of $429 million in the caption of other liabilities at year-end 2005. This intercompany transaction was not outstanding at June 30, 2006. As explained in the Overview section of this MD&A, all of the Corporation’s subsidiaries have aligned their closing periods to that of the Corporation; as such, timing differences no longer exist. The remainder of the decrease in other liabilities is primarily due to lower accrued taxes payables.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at September 30, 2006, December 31, 2005 and September 30, 2005. Also, the disclosures of accumulated other comprehensive loss, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss). The increase in stockholders’ equity since September 30, 2005 was due in part to earnings retention and from approximately $216 million in capital derived from the issuance of new shares of common stock under the subscription rights offering that took effect in the fourth quarter of 2005. These favorable variances were partially offset by a higher net unrealized loss position in the valuation of the available-for-sale securities portfolio by $61 million.
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2006 and 2005, and December 31, 2005 are presented on Table I. At September 30, 2006, December 31, 2005 and September 30, 2005, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.

The average tangible equity amounted to $3.0 billion at September 30, 2006, compared to $2.7 billion at December 31, 2005 and September 30, 2005. Total tangible equity was $2.9 billion at September 30, 2006 and $2.7 billion at December 31, 2005 and September 30, 2005. The average tangible equity to average tangible assets ratio was 6.17% at September 30, 2006, 5.86% at December 31, 2005 and 5.92% at September 30, 2005.
TABLE I
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005

Risk-based capital
Tier I capital	$3,738,641	$3,540,270	$3,495,710
Supplementary (Tier II) capital	431,443	403,355	389,647

Total capital	$4,170,084	$3,943,625	$3,885,357

Risk-weighted assets
Balance sheet items	$31,816,193	$29,557,342	$28,523,983
Off-balance sheet items	2,574,095	2,141,922	2,147,889

Total risk-weighted assets	$34,390,288	$31,699,264	$30,671,872

Average assets	$47,445,563	$47,415,254	$45,347,557

Ratios:
Tier I capital (minimum required — 4.00%)	10.87%	11.17%	11.40%
Total capital (minimum required — 8.00%)	12.13%	12.44%	12.67%
Leverage ratio *	7.88%	7.47%	7.71%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
At September 30, 2006, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,751,223, Tier I Capital of $1,375,612, and a Tier I Leverage of $1,423,367 based on a 3% ratio or $1,897,823 based on a 4% ratio according to the Bank’s classification.
OFF-BALANCE SHEET AND ON-BALANCE SHEET SECURITIZATION ACTIVITIES
In connection with PFH’s securitization transactions, the Corporation is a party to pooling and servicing agreements pursuant to each of which the Corporation transfers (on a servicing retained basis) certain of the Corporation’s loans to a special purpose entity, which in turn transfers the loans to a securitization trust fund that has elected to be treated as one or more Real Estate Mortgage Investment Conduits (REMICs). The two-step transfer of loans by the Corporation to a securitization trust fund, in which the Company surrenders control over the loans, is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria the Corporation is then prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
During 2006, the Corporation has conducted three asset securitizations that involved the transfer of mortgage loans to qualifying special purpose entities (QSPE), which in turn transferred these assets and their titles, to different trusts, thus isolating those loans from the Corporation’s assets. Approximately, $1.0 billion in adjustable and fixed-rate loans were securitized and sold by PFH during 2006, with a gain on sale of approximately $18.8 million. As part of these transactions, the Corporation recognized mortgage servicing rights of $19 million and interest-only strips of $37 million. Key economic assumptions used in measuring the retained interests at the date of these securitizations were: discount rate of 15% to 17% for IOs and 14% to 16% for MSRs, average conditional prepayment rates of 35% in adjustable rate loans and 28% in fixed-rate loans; and loss rates ranging from 1.7% to 3.2%.
The trusts created as part of off-balance sheet mortgage loans securitizations, conducted prior to 2001, in 2005 and in 2006, are not consolidated in the Corporation’s financial statements since the transactions qualified for sale accounting based on the provisions of SFAS No. 140. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity, or the securitization trust funds. At September 30, 2006 and 2005, these trusts held approximately $2.6 billion and $1.7 billion, respectively, in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $2.5 billion and $1.7 billion at September 30, 2006 and 2005, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only strips. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights retained by the Corporation are recorded in the statements of condition at the lower of cost or market value, while the interest-only strips are recorded at fair value.
In securitization transactions accounted for as secured borrowings (“on-balance sheet securitizations”) under the SFAS No. 140 criteria, the loans are included on the balance sheet as loans pledged as collateral for secured borrowings. The proceeds from the sale of the securities to investors are included on the balance sheet as secured borrowings. During 2006, the Corporation completed two on-balance sheet securitizations consisting of approximately $898 million in adjustable and fixed-rate loans. As part of these transactions, the Corporation recognized mortgage servicing rights of $16 million. Key economic assumptions used in measuring the servicing rights at the date of the securitizations were: discount rate of 14% to 16% and average conditional prepayment rates of 35% in adjustable rate loans and 28% in fixed-rate loans.
As of September 30, 2006, interest-only strips related to the securitization transactions performed by PFH amounted to $88 million. During the nine-months ended September 30, 2006, the Corporation recorded $17 million in write-downs in the value of interest-only strips classified as available-for-sale securities since their decline in fair value was considered other-than-temporary. Considering market trends for the sub-prime mortgage industry and benchmarking procedures followed against industry and third-party valuation data, the Corporation adjusted certain critical assumptions utilized in the valuation of its interest-only securities in the second quarter of 2006. Changes considered included an increase in the discount rate from 15% to 17%, and certain revisions in the discounted cash flow models for prepayment speeds and credit loss assumptions.
Refer to Note 7 to the consolidated financial statements in this Form 10-Q for further information on these securitizations transactions and the related retained beneficial interests.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table J summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine months ended September 30, 2006 and 2005.
TABLE J
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter			Nine months ended September 30,
(Dollars in thousands)	2006	2005	Variance	2006	2005	Variance

Balance at beginning of period	$483,815	$456,954	$26,861	$461,707	$437,081	$24,626
Allowance purchased	—	—	—		3,685	(3,685)
Provision for loan losses	63,445	49,960	13,485	179,488	144,232	35,256
Impact of change in reporting period *	—	—	—	2,510	1,586	924

	547,260	506,914	40,346	643,705	586,584	57,121

Losses charged to the allowance:
Commercial	12,606	15,774	(3,168)	38,031	49,474	(11,443)
Lease financing	6,599	5,503	1,096	18,622	14,720	3,902
Mortgage	15,515	12,037	3,478	40,898	34,144	6,754
Consumer	39,862	27,992	11,870	104,141	75,997	28,144

Subtotal	74,582	61,306	13,276	201,692	174,335	27,357

Recoveries:
Commercial	4,048	4,174	(126)	12,776	17,296	(4,520)
Lease financing	3,190	2,530	660	9,263	7,327	1,936
Mortgage	186	167	19	612	588	24
Consumer	7,237	6,946	291	22,675	21,965	710

Subtotal	14,661	13,817	844	45,326	47,176	(1,850)

Net loans charged-off:
Commercial	8,558	11,600	(3,042)	25,255	32,178	(6,923)
Lease financing	3,409	2,973	436	9,359	7,393	1,966
Mortgage	15,329	11,870	3,459	40,286	33,556	6,730
Consumer	32,625	21,046	11,579	81,466	54,032	27,434

Subtotal	59,921	47,489	12,432	156,366	127,159	29,207

Balance at end of period	$487,339	$459,425	$27,914	$487,339	$459,425	$27,914

Ratios:
Net charge-offs to average loans held-in-portfolio	0.77%	0.66%		0.67%	0.60%
Provision to net charge-offs	1.06x	1.05x		1.15x	1.13x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in Note 1 to the consolidated financial statements and in the 2005 Annual Report).

Also, Table K presents annualized net charge-offs to average loans by loan category for the quarters and nine months ended September 30, 2006 and 2005.
TABLE K
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Commercial	0.25%	0.39%	0.25%	0.37%
Lease financing	1.07	0.91	0.96	0.76
Mortgage	0.55	0.43	0.46	0.40
Consumer	2.58	1.91	2.20	1.69

	0.77%	0.66%	0.67%	0.60%

The decline in commercial loans net charge-offs to average loans held-in-portfolio ratio was mostly associated with portfolio growth and the continuing identification and monitoring of potential problem loans.
The increase in net charge-offs to average loans in the lease financing portfolio was the result of higher delinquencies in Puerto Rico and increased charge-offs in the U.S. leasing subsidiary related to a particular customer lending relationship.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio increased primarily due to higher delinquency levels experienced in the U.S. mainland, primarily in the Corporation’s non-prime mortgage loan portfolio. Although deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, historically the Corporation has experienced a low level of losses in its P.R. mortgage loan portfolio. This portfolio consists primarily of loans with high credit scores and adequate collateral. Refer to Part II — Item 1A — Risk Factors of this Form 10-Q for information on Puerto Rico’s current economic condition and on risk factors impacting the U.S. mortgage banking business, primarily the non-prime market which PFH serves.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose primarily due to higher delinquencies and growth in the unsecured portfolio, mainly in personal loans and credit cards.
NON-PERFORMING ASSETS
A summary of non-performing assets, which includes past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table L, along with certain credit quality metrics. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2005 Annual Report.

TABLE L
Non-Performing Assets

								$ Variance
							As a	September 30,
					$ Variance		percentage	2006
		As a percentage		As a percentage	September 30, 2006		of loans	vs.
	September	of loans HIP	December 31,	of loans HIP	vs.	September 30,	HIP	September 30,
(Dollars in thousands)	30, 2006	by category	2005	by category	December 31, 2005	2005	by category	2005

Commercial	$156,242	1.1%	$133,746	1.1%	$22,496	$140,093	1.1%	$16,149
Lease financing	14,569	1.2	2,562	0.2	12,007	3,252	0.2	11,317
Mortgage	438,684	4.1	371,885	3.0	66,799	373,126	3.2	65,558
Consumer	44,666	0.9	39,316	0.8	5,350	35,479	0.8	9,187

Total non-performing loans	654,161	2.1%	547,509	1.8%	106,652	551,950	1.9%	102,211
Other real estate	83,636		79,008		4,628	77,993		5,643

Total non-performing assets	$737,797		$626,517		$111,280	$629,943		$107,854

Accruing loans past due 90 days or more	$92,201		$86,662		$5,539	$80,401		$11,800

Non-performing assets to loans held-in-portfolio	2.36%		2.02%			2.12%
Non-performing assets to total assets	1.57		1.29			1.34
Allowance for loan losses to loans held-in-portfolio	1.56		1.49			1.55
Allowance for loan losses to non-performing assets	66.05		73.69			72.93
Allowance for loan losses to non-performing loans	74.50		84.33			83.24
Non-performing mortgage loans increased from December 31, 2005 to September 30, 2006 mainly due to higher delinquencies in the U.S. mainland portfolio, mainly in the non-prime market, and also in Puerto Rico resulting from deteriorating economic conditions, as discussed in the previous credit quality section of this MD&A. The increase in non-performing commercial loans from December 31, 2005 was primarily due to growth in the commercial loan portfolio. Non-performing leases increased mainly due to one particular commercial lease financing relationship in the U.S. leasing subsidiary, which reached non-performing status in the third quarter of 2006. Management expects to collect the full amount of principal and interest on this particular lease financing relationship. Finally, the increase in non-performing consumer loans was in part due to the growth in the portfolio and the impact of current economic conditions. The increase in non-performing assets from September 30, 2005 was substantially associated to similar factors. The higher ratio of non-performing mortgage loans to loans held-in-portfolio experienced as of September 30, 2006 was in part influenced by a reduction in the loan portfolio of BPPR, as a result of certain loan sales in the first nine months of 2006 amounting to approximately $1.2 billion, which are described in the Non-interest section of this MD&A.
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
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of the risks in the loan portfolios. In evaluating the adequacy of the allowance for loan losses, the Corporation’s management considers current economic conditions, loan portfolio composition and risk characteristics, historical loss experience, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The methodology used to establish the allowance for loan losses is based on

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, certain commercial loans are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss allowance for a group of homogeneous loans when it is probable that a loss has been incurred and the amount can be reasonably estimated. As of September 30, 2006, there have been no significant changes in evaluation methods or assumptions from December 31, 2005 that had an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
The Corporation considers a commercial loan to be impaired when interest and/or principal are past due 90 days or more, or, when based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at September 30, 2006, December 31, 2005 and September 30, 2005 were:

	September 30, 2006		December 31, 2005		September 30, 2005
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$94.0	$25.4	$69.6	$20.4	$89.7	$27.1
No valuation allowance required	74.5	—	46.3	—	52.6	—

Total impaired loans	$168.5	$25.4	$115.9	$20.4	$142.3	$27.1

Average impaired loans during the third quarter of 2006 and 2005 were $148 million and $138 million, respectively. The Corporation recognized interest income on impaired loans of $0.7 million and $1.4 million for the quarters ended September 30, 2006 and September 30, 2005, respectively, and $2.4 million and $3.5 million for the nine months ended on those same dates, respectively.
In addition to the non-performing loans included in Table L, there were $54 million of loans at September 30, 2006, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2005 and September 30, 2005, these potential problem loans approximated $30 million and $51 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at September 30, 2006, adjusted non-performing assets would have been $693 million or 2.21% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 79.96%. At December 31, 2005, adjusted non-performing assets would have been $587 million or 1.89% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 90.85%. At September 30, 2005, adjusted non-performing assets would have been $594 million or 2.00% of loans held-in-portfolio and the allowance to non-performing loans would have been 88.95%.
The Corporation’s management considers the allowance for loan losses to be at a level sufficient to provide for estimated losses based on current economic conditions, the level of net loan losses, the loan portfolio mix which includes a high proportion of real estate secured loans, and the methodology established to evaluate the adequacy of the allowance for loan losses.
As explained in the 2005 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. Puerto Rico’s share of the Corporation’s total loan portfolio has decreased from 59% at the end of 1999 to approximately 45% at September 30, 2006. The Corporation’s assets and revenue composition by geographical area and by business segment reporting is presented in Note 19 to the consolidated financial statements.
Even though Puerto Rico’s economy is closely integrated with that of the U.S. mainland and its Government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Commonwealth’s government (“P.R. Government”) has led nationally recognized rating agencies to downgrade the credit rating of the P.R. Government debt obligations. Refer to Part II — Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition and government debt ratings.
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
At September 30, 2006, the Corporation had $998 million of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $50 million are uncommitted lines of credit. Of this total, $846 million in loans were outstanding at September 30, 2006. A substantial portion of the credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation of certain municipalities, an assignment of basic property taxes and other revenues.
Furthermore, as of September 30, 2006, the Corporation had outstanding $189 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio (refer to Notes 5 and 6 to the consolidated financial statements). Of that total, $164 million is exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $57 million are in the form of Puerto Rico Commonwealth’s Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (“S&P”), another nationally recognized credit rating agency. As of September 30, 2006, the Appropriation Bonds indicated above represented approximately $3.2 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
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
The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates, which were described in the 2005 Annual Report, have remained substantially constant from the end of 2005. Due to the importance of critical assumptions in measuring market risk, the risk models currently incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products, estimates on the duration of the Corporation’s deposits, and interest rate scenarios.
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model, which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, the expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis.
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
Based on the results of the sensitivity analyses as of September 30, 2006, the Corporation’s net interest income for the next twelve months is estimated to increase by $3.1 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $8.6 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at September 30, 2006. These estimated changes are within the policy guidelines established by the Board of Directors.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations, and as a result it could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 8 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
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
At September 30, 2006, the Corporation had approximately $37 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $36 million at December 31, 2005 and September 30, 2005. The Corporation has been monitoring the inflation levels in the Dominican Republic to evaluate whether it still meets the “highly inflationary economy” test prescribed by SFAS No. 52, “Foreign Currency Translation.” Such statement defines highly inflationary as a “cumulative inflation of approximately 100 percent or more over a 3-year period.” In accordance with the provisions of SFAS No. 52, the financial statements of a foreign entity in a highly inflationary economy are remeasured as if the functional currency were the reporting currency. Accordingly, since June 2004, the Corporation’s interests in the Dominican Republic have been remeasured into the U.S. dollar. Although as of September 30, 2006, the cumulative inflation rate in the Dominican Republic over a 3-year period was below 100 percent, approximating 66% at quarter-end, the Corporation continued to apply the remeasurement accounting as of September 30, 2006 based on the accounting guidance obtained. The International Practices Task Force (“IPTF”) of the SEC Regulations Committee of the American Institute of Certified Public Accountants had concluded that the Dominican Republic was considered highly inflationary as of December 31, 2005, and concluded that such country would not cease being regarded as highly inflationary for the nine months ended September 30, 2006. The Dominican peso’s exchange rate to the U.S. dollar was $45.50 at June 30, 2004, when the economy reached the “highly inflationary” threshold, compared with $33.14 at December 31, 2005 and $32.85 at September 30, 2006. During the quarter and nine months ended September 30, 2006, approximately $0.5 million and $1.1 million, respectively, in net remeasurement gains on the investments held by the Corporation in the Dominican Republic were reflected in other operating income instead of accumulated other comprehensive loss. The net remeasurement gains totaled $1.0 million and $1.3 million for the quarter and nine months ended September 30, 2005, respectively. These remeasurement gains (losses) will continue to be reflected in earnings until the economy is no longer considered highly inflationary. The unfavorable cumulative translation adjustment associated with these interests at the reporting date in which the economy became highly inflationary approximated $32 million.
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
The composition of the Corporation’s financing to total assets at September 30, 2006 and December 31, 2005 follows.

			% increase
			(decrease)
			from
			December 31, 2005	% of total assets
	September 30,		to September 30,	September 30,	December 31,
(Dollars in millions)	2006	December 31, 2005	2006	2006	2005

Non-interest bearing deposits	$3,823	$3,958	(3.4%)	8.2%	8.1%
Interest-bearing core deposits	13,765	13,699	0.5	29.3	28.2
Other interest-bearing deposits	5,550	4,981	11.4	11.8	10.2
Federal funds and repurchase agreements	7,045	8,702	(19.0)	15.0	17.9
Other short-term borrowings	2,710	2,700	0.4	5.8	5.6
Notes payable	9,682	9,894	(2.1)	20.6	20.3
Others	724	1,241	(41.7)	1.5	2.6
Stockholders’ equity	3,636	3,449	5.4	7.8	7.1

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 76% of total deposits at September 30, 2006. Certificates of deposit with denominations of $100 thousand and over at September 30, 2006 represented 24% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$2,320,863
3 to 6 months	828,161
6 to 12 months	1,064,180
Over 12 months	1,337,064

$5,550,268

Refer to Note 10 to the consolidated financial statements for the composition of the Corporation’s borrowings at September 30, 2006, December 31, 2005 and September 30, 2005. During the quarter ended September 30, 2006, the Corporation placed less reliance on short-term borrowings. Loan originations and payments of short-term obligations in the quarter ended September 30, 2006 were funded mainly through deposits and from proceeds of loan sales and maturities of investment securities available-for-sale.
There have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2005, except for the changes in funding sources that could be identified in Note 10 and described in the Statement of Condition section of this MD&A. Refer to Note 11 to the consolidated financial statements for the Corporation’s involvement in certain commitments at September 30, 2006.
Risks to Liquidity
Maintaining adequate credit ratings on Popular’s debt issues is an important factor for liquidity because credit ratings affect the ability of the Corporation to attract funds from various sources on a cost competitive basis. Credit ratings by the major credit rating agencies are an important component of the Corporation’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets as well as their cost. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
In early August 2005, Fitch, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. This rating outlook continued to be in effect as of September 30, 2006. In the opinion of management, this does not necessarily imply that a change in the actual rating of the Corporation is imminent, but does suggest that the agency has identified financial and / or business trends, which if left unchanged, may result in a rating change. The Corporation is also rated by two other nationally recognized credit rating agencies. Management has not been advised by these agencies of any potential changes to either the Corporation’s ratings or rating outlook. Following the announcement by the Corporation of the acquisition of E-LOAN, Fitch expressed concerns indicating that, while the Corporation’s capital profile is acceptable for current ratings, the level of tangible common equity would fall following the E-LOAN acquisition as a result of the intangibles recorded, primarily goodwill and trademark. Also, the outlook change considered the risk of greater exposure to the non-prime lending business. Management evaluated such concerns and has taken and continues to evaluate actions to address them. As described in the 2005 Annual Report, in the fourth quarter of 2005, the Corporation issued additional shares of common stock to strengthen the level of tangible equity capital. Furthermore, strategic changes have been implemented at PFH that should have the effect of decreasing the growth of the non-prime loan portfolio at the Corporation.
The Corporation and BPPR’s debt ratings at September 30, 2006 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch	F-1	A	F-1	A
Moody’s	P-2	A3	P-1	A2
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawals at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $15 million at September 30, 2006.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At September 30, 2006, the Corporation had $738 million in outstanding obligations subject to covenants, including those which are subject to rating triggers. During the third quarter of 2006, one of the Corporation’s subsidiaries had breached a condition under a warehouse line agreement with a counterparty whereby the subsidiary did not maintain the required tangible net worth ratio. A covenant waiver was obtained contingent upon having the subsidiary’s holding company provide a capital infusion to the subsidiary, which was made in October 2006. At September 30, 2006, the total available line of credit under this facility was $200 million, of which less than $1 million was outstanding.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except that, as previously stated in “Management’s Report to Stockholders” included in Popular, Inc.’s Form 10-K for the year ended December 31, 2005, the Corporation remediated the design of the control associated with the presentation and classification of certain cash flows. The consolidated statement of cash flows for the year ended December 31, 2005 was fairly stated, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Puerto Rico’s current economic condition
The slowdown in the island’s growth rate, which appears to have started in 2005 according to P.R. Planning Dept. (“PRPD”) statistics, has continued during the first half of 2006.
Manufacturing has shown an outright decline in overall activity during the first half of 2006 as compared to the same period in 2005, for the first time since 2002. The trend worsened somewhat as the semester progressed, but appeared to be leveling off towards the end.
Construction remained relatively weak during the first half of 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. However, it did manage to expand very modestly vs. the prior-year period. The value of construction permits during the year ending June 2006 declined 4.3%, with most of the drop coming from the public sector.
Retail sales during the six months ending June 2006 also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 1.9% as compared to the same period in 2005, as the months surrounding the temporary government shutdown were particularly affected. The unemployment rate, after spiking temporarily to almost 20% in May as a result of the shutdown, has declined to 10.7% as of August 2006.
Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in the year ending June 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world, a relative benign hurricane season for the past two years, and a relative firm U.S. economy.
In general, it is apparent that in 2006 the P.R. economy continued its trend of decreasing growth and ended the first half of the year with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
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
In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, which included the adoption of a new sales tax. Revenues from the sales tax will be dedicated primarily to fund the government’s operating expenses, and to a lesser extent, to repay government debt and fund local municipal governments.
Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future rating stability and restoration of a stable long-term outlook. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.

It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico has an identified repayment stream assigned, which includes in some cases the good faith and credit and the unlimited taxation authority of certain municipalities, an assignment of basic property taxes and other revenues.
A prolonged economic slowdown or a decline in the real estate market in the U.S mainland could harm the results of operations of one of our business segments
The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values in some areas of the U.S. mainland have increased greatly, which has contributed to the recent rapid growth in the residential mortgage industry, particularly with respect to refinancings. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting our business.
Because the Corporation makes a substantial number of loans to credit-impaired borrowers through its subsidiary PFH, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans. As of September 30, 2006, approximately 30% of PFH’s mortgage loan portfolio was non-prime, meaning that they have a credit score of 660 or below. This represented approximately 18% of the Corporation’s mortgage loan portfolio as of such date. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held-for-sale or our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended September 30, 2006 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities
Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs

July 1 – July 31	—	—	—	8,585,353
August 1 – August 31	1,038	17.91	1,038	8,584,315
September 1 – September 30	—	—	—	8,584,315

Total September 30, 2006	1,038	$17.91	1,038	8,584,315

Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: November 9, 2006	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: November 9, 2006	By:	/s/ Ileana González Quevedo

Ileana González Quevedo
Senior Vice President & Corporate Comptroller