Form 10-Q/A
period 2006-09-30
POPULAR INC
filed 2006-11-22
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q / A
(Amendment No. 1)

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

Explanatory Note
The Registrant hereby amends Item 1A. Risk Factors of Part II – Other Information of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 solely to correct the percentage of Popular Financial Holdings’ (“PFH”) non-prime mortgage loan portfolio as of September 30, 2006 and the percentage that this portfolio represents of Popular, Inc.’s total mortgage loan portfolio.
In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 9, 2006, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

Part II — Other Information
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
Because the Corporation makes a substantial number of loans to credit-impaired borrowers through its subsidiary PFH, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans. As of September 30, 2006, approximately 70% of PFH’s mortgage loan portfolio was non-prime, meaning that they have a credit score of 660 or below. This represented approximately 43% of the Corporation’s mortgage loan portfolio as of such date. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the prices we receive for our loans, the values of our mortgage loans held-for-sale or our residual interests in securitizations, which could harm our financial condition and results of operations. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, we will be subject to the risk of loss on such mortgage asset arising from borrower defaults to the extent not covered by third-party credit enhancement.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: November 22, 2006	By:	/s/ Jorge A. Junquera

Jorge A. Junquera
Senior Executive Vice President &
Chief Financial Officer

Date: November 22, 2006	By:	/s/ Ileana González Quevedo

Ileana González Quevedo
Senior Vice President & Corporate Comptroller

5