Form 10-K
period 2006-12-31
POPULAR INC
filed 2007-03-01
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-13818
POPULAR, INC.
Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0667416
Principal Executive Offices:
209 Muñoz Rivera Avenue
Hato Rey, Puerto Rico 00918
Telephone Number: (787) 765-9800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on which Registered
Common Stock ($6.00 par value)	Nasdaq Stock Market
Series A Participating Cumulative Preferred Stock Purchase Rights	Nasdaq Stock Market
6.375% Noncumulative Monthly Income Preferred Stock, 2003 Series A	Nasdaq Stock Market
6.70% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
6.125% Cumulative Monthly Income Trust Preferred Securities	Nasdaq Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Corporation was $5,343,236,000 based upon the reported closing price of $19.20 on the NASDAQ National Market System on that date.
As of February 26, 2007, there were 279,092,835 shares of the Corporation’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the Corporation’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 ( the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
     (2) Portions of the Corporation’s definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of the Corporation (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 13, 2007.

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

		Page
PART I

Item 1	Business	4
Item 1A	Risk Factors	17
Item 1B	Unresolved Staff Comments	22
Item 2	Properties	22
Item 3	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	24

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	26
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	28
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A	Controls and Procedures	28
Item 9B	Other Information	28

PART III

Item 10	Directors, Executive Officers and Corporate Governance	29
Item 11	Executive Compensation	29
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	29
Item 13	Certain Relationships and Related Transactions, and Director Independence	29
Item 14	Principal Accounting Fees and Services	29

PART IV

Item 15	Exhibits, Financial Statement Schedules	30
	Signatures	38
EX-10.41 2007 INCENTIVE AWARD AGREEMENT/ RICHARD L. CARRION
EX-10.42 2007 INCENTIVE AWARD AGREEMENT/ JORGE A. JUNQUERA
EX-10.43 2007 INCENTIVE AWARD AGREEMENT/ DAVID H. CHAFEY, JR.
EX-10.44 2007 INCENTIVE AWARD AGREEMENT/ BRUNILDA SANTOS DE ALVAREZ
EX-10.45 2007 INCENTIVE AWARD AGREEMENT/ AMILCAR L. JORDAN
EX-10.46 2007 INCENTIVE AWARD AGREEMENT/ TERE LOUBRIEL
EX-10.47 2007 INCENTIVE AWARD AGREEMENT/ ROBERTO R. HERENCIA
EX-10.48 2007 INCENTIVE AWARD AGREEMENT/ FELIX M. VILLAMIL
EX-12.1 RATIO OF EARNINGS TO FIXED CHARGES
EX-13.1 ANNUAL REPORT TO SHAREHOLDERS
EX-21.1 SCHEDULE OF SUBSIDIARIES
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I
POPULAR, INC.
ITEM 1. BUSINESS
GENERAL
     Popular, Inc. (the “Corporation”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $47.4 billion, total deposits of $24.4 billion and stockholders’ equity of $3.6 billion at December 31, 2006. At December 31, 2006, the Corporation ranked 24 in assets and 33 in market value of its common stock among U.S. bank holding companies based on public information gathered and published by SNL Securities.
     The Corporation’s principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”), was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $25.0 billion, deposits of $14.7 billion and stockholder’s equity of $1.7 billion at December 31, 2006. The Bank accounted for 53% of the total consolidated assets of the Corporation at December 31, 2006. Banco Popular has the largest retail franchise in Puerto Rico, with 191 branches and over 590 automated teller machines. The Bank has the largest trust operation in Puerto Rico. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). Banco Popular has three subsidiaries, Popular Auto, Inc., Puerto Rico’s largest vehicle financing, leasing and daily rental company, Popular Finance, Inc., a small personal loan and mortgage company with 45 offices and seven mortgage centers in Puerto Rico, and Popular Mortgage, Inc., a mortgage loan company with 32 offices in Puerto Rico.
     The Corporation has three other principal subsidiaries: Popular Securities, Inc., Popular International Bank, Inc. (“PIB”) and EVERTEC, Inc. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico and in the mainland United States. Popular Securities, Inc. offers financial advisory, investment and security brokerage services for institutional and retail customers. EVERTEC, Inc. provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Miami and the Dominican Republic. At December 31, 2006, EVERTEC, Inc. had total assets of $178.1 million.
     PIB is a wholly owned subsidiary of the Corporation organized in 1992 that operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”). PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries.
     PIB owns the outstanding stock of Popular North America, Inc. (“PNA”), ATH Costa Rica, CreST, S.A, Popular Insurance V.I., Inc., an insurance agency, and T.I.I. Smart Solutions Inc. a technology company acquired in the third quarter of 2006, based in Costa Rica, that develops financial processing software applications and sells hardware products (ATM, POS and communication products). ATH Costa Rica and CreST, S.A. provide ATM switching and driving services in San José, Costa Rica. In addition, PIB has equity investments in Consorcio de Tarjetas Dominicanas (CONTADO), the largest payment network in the Dominican Republic, in Banco Hipotecario Dominicano (BHD) also in the Dominican Republic and in Servicios Financieros, S.A. (Serfinsa), the largest ATM network in El Salvador.
     In addition, the Corporation has three other subsidiaries, Popular Life RE, a reinsurance company, Popular Capital Trust I and Popular Capital Trust II, statutory business trusts.
     PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. PNA functions as a holding company for the Corporation’s mainland U.S. operations. As of December 31, 2006, PNA had six direct subsidiaries, all of which were wholly-

owned: Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York; Popular Financial Holdings, Inc., a diversified consumer finance company; BanPonce Trust I and Popular North America Capital Trust I, statutory business trusts; EVERTEC USA, Inc., a recently organized company to offer financial transaction processing and information technology solutions in the U.S. mainland and Banco Popular, National Association (“Banco Popular, N.A.”), a federally chartered national bank with its main office in Orlando, Florida, which as of December 31, 2006, operated one branch, with assets of $30.5 million and deposits of $15.4 million. Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, N.A. and an indirect subsidiary of PNA, is a general insurance agency that offers insurance products in Puerto Rico. As of December 31, 2006, its assets amounted to $53.1 million.
     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 32 branches, which accounted for aggregate assets of $3.0 billion and total deposits of $3.1 billion at December 31, 2006. BPNA also operates 20 branches in Illinois and 50 in California with total assets of $1.9 billion and $3.2 billion, respectively, and deposits of $1.8 billion and $2.2 billion, respectively. In addition, BPNA has 14 branches in New Jersey with total assets of $875.1 million and deposits of $1.0 billion as of December 31, 2006, and 19 branches in Florida with total assets of $1.9 billion and deposits of $1.5 billion. In Texas, BPNA operates seven branches with aggregate assets of $1.4 billion and total deposits of $195.1 million at the same date. The deposits of BPNA are insured under the DIF by the FDIC.
     In addition, BPNA owns all of the outstanding stock of Popular Leasing, USA, a non-banking subsidiary that offers small ticket equipment leasing with 11 offices in 11 states and total assets of $330.6 million as of December 31, 2006. Popular FS, LLC, also a wholly owned subsidiary of BPNA, is engaged in the business of purchasing mortgage loans and its assets totaled $52.2 million at December 31, 2006. Popular Insurance Agency USA, Inc., a wholly owned subsidiary of BPNA, acts as an agent or broker for issuing insurance with total assets of $2.6 million as of December 31, 2006.
     Popular Financial Holdings, Inc, (“PFH”) has four direct subsidiaries: Equity One, Inc., E-LOAN, Inc., Popular Housing Services, Inc. and Popular Mortgage Servicing, Inc., a loan servicing company. Equity One, Inc. is engaged in the business of granting personal and mortgage loans and providing dealer financing through 159 offices in 24 states. E- LOAN, Inc., (“E-LOAN”) provides online consumer direct lending to obtain mortgage, auto and home equity loans, while Popular Housing Servicing, Inc. originates and funds new and used manufactured housing loans through a network of licensed and approved unaffiliated dealers. PFH had total assets of $9.3 billion as of December 31, 2006. See the Recent Developments Section of this business review to obtain additional information about the recently announced Restructuring and Integration Plan of PFH.
Recent Developments
REORGANIZATION OF U.S. MAINLAND OPERATIONS
          Effective January 31, 2007, E-LOAN, as well as all of its direct and indirect subsidiaries, with the exception of E-LOAN Insurance Services, Inc. and E-LOAN International, Inc., became operating subsidiaries of BPNA. Prior to the consummation of this corporate reorganization, E-LOAN was a direct wholly-owned subsidiary of PFH. E-LOAN continues to offer its full range of products and conduct its direct activities through its online platform.
          The corporate reorganization integrates a significant portion of Popular’s U.S. mainland lending operations into BPNA with the goal of centralizing similar business lines and facilities. This integration will benefit BPNA and E-LOAN and the direct and indirect subsidiaries of each by combining the knowledge and experience of the two entities in the lending business. E-LOAN will also benefit from lower cost of funding. BPNA expects to strengthen the services it provides to customers and expand its operations.

     The reorganization did not cause any disruption or interruption in the delivery of services and products offered by the Corporation’s banking and non-banking subsidiaries to existing and potential customers in each of the markets served.
     On January 9, 2007, Popular, Inc. announced the Restructuring and Integration Plan (the “Plan”) for PFH, including E-LOAN, Inc. The Plan calls for PFH to exit the wholesale nonprime mortgage origination business, focus on existing profitable businesses, and consolidate support functions with its sister U.S. banking entity BPNA, creating a single integrated North American financial services unit.
     In connection with the Plan, the Corporation also announced that effective January 9, 2007, the U.S. mainland operations of Popular North America, Inc. (BPNA, PFH and their subsidiaries including E-LOAN, Inc.) will report to Roberto R. Herencia, currently president of BPNA. Cameron E. Williams, who served as President of PFH has retired from the Company effective January 9, 2007. Mr. Williams is assisting Mr. Herencia on transitional matters.
     The Corporation’s business is described in more detail on pages 1 through 26 of the Business Review Section of the Annual Report to Shareholders for the year ended December 31, 2006, which is incorporated herein by reference.
REGULATION AND SUPERVISION
      Described below are the material elements of selected laws and regulations applicable to the Corporation, PIB, PNA and their respective subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Corporation, PIB, PNA and their respective subsidiaries.
General
     The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm Leach Bliley Act in 1999, the activities of bank holding companies and their banking and non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm Leach Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. Effective April 30, 2002, the Corporation elected to be treated as a financial holding company under the provisions of the Gramm Leach Bliley Act. See “Financial Services Modernization” below for information regarding changes to these rules.
     Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of the Comptroller of the Currency (“OCC”) and the Commissioner of Financial Institutions of Puerto Rico. Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See “Financial Services Modernization” below for information about changes made to these rules. In addition, to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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
     Rules adopted by the federal banking agencies provide that a depository institution will be deemed to be (1) well capitalized if it maintains a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and is not subject to any written agreement or directive to meet a specific capital level; (2) adequately capitalized, if it is not well capitalized, but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating in its most recent report of examination and not experiencing or anticipating significant growth), a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%; (3) undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed significantly or critically undercapitalized); (4) significantly undercapitalized if it has a leverage ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 3% or a total risk-based capital ratio of less than 6%; and (5) critically undercapitalized if it has tangible equity equal to 2% or less of total assets.
     At December 31, 2006, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.
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
Holding Company Structure
     Banco Popular, BPNA and Banco Popular, N.A. are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, BPNA and Banco Popular, N.A. to any of the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries are limited in amount to 10% of the transferring institution’s capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. For these purposes an institution’s capital stock and surplus includes its total risk-based capital plus (1) the balance of its allowance for loan losses not included therein and (2) the amount of certain investments made by the institution in “financial subsidiaries” that is required to be deducted from the institution’s capital for regulatory capital purposes. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular, BPNA or Banco Popular, N.A., on the one hand, and the Corporation, PIB, PNA or any of the Corporation’s other non-banking subsidiaries, on the other hand, be carried out on an arm’s length basis.
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

Dividend Restrictions
          The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2006, Banco Popular and BPNA could have declared a dividend of approximately $208 million and $246 million, respectively, without the approval of the Federal Reserve Board. However, the Corporation has never received any dividend payments from its U.S. subsidiaries and it believes that the likelihood of receiving dividend payments from any of its U.S. subsidiaries in the foreseeable future is remote based on the growth it is undertaking on the U.S. mainland.
          The payment of dividends by Banco Popular, BPNA and Banco Popular, N.A. may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The OCC and FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Under the FDIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “—Prompt Corrective Action” above. Moreover, the Federal Reserve Board, and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings.
          On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004, which lowers the withholding tax rate imposed on distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico from 30% to 10%. The Corporation’s U.S. mainland subsidiaries earnings are considered permanently invested. Accordingly, the new law which lowered the withholding tax rate to 10% is not expected to have a material impact on the Corporation in the foreseeable future.
          See “–Puerto Rico Regulation-General” below for a description of certain restrictions on Banco Popular’s ability to pay dividends under Puerto Rico law.
FDIC Insurance Assessments
     Banco Popular, BPNA and Banco Popular, N.A. are subject to FDIC deposit insurance assessments. On February 8, 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund, an increase the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
     The deposits of Banco Popular, BPNA and Banco Popular, N.A. are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. For 2006 the FDIC utilized a risk based assessment system that imposed insurance premiums based upon a matrix that took into account a bank’s capital level and supervisory rating. Premiums under that assessment system ranged from 0 cents for each $100 of domestic deposits for well-capitalized and well managed banks to 27 cents for each $100 of domestic deposits for the weakest institutions. Our bank subsidiaries were not required to pay insurance premiums to the FDIC during 2006.
     Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective Jan. 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposes premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of our bank subsidiaries of 5 to 7 basis points per $100 of deposits. Our bank subsidiaries have available an FDIC credit to offset future assessments. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized.

          The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment is 1.22 cents per $100 of deposits. As of December 31, 2006, the Corporation had a DIF deposit assessment base of approximately $23.6 billion.
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
Capital Adequacy
          Information about the capital composition of the Corporation as of December 31, 2006 and for the four previous years is presented in Table I “Capital Adequacy Data” on page 33 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
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
     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 19 “Regulatory Capital Requirements” on page 97 and 98 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See “- Prompt Corrective Action”.
     Currently, the U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“BSC”). The BSC is comprised by the central bank of governors and bank supervising authorities of the Group of Ten countries (G10). The BSC is also responsible for developing broad policy guidelines used by each country’s supervisor in determining its supervisory guidelines.
     On January 2001, the BSC released a proposal to replace the 1988 capital accord with a new set of guidelines. The new Basel Capital Accord (Basel II) would set, for the first time, capital requirements for operational risk, defined as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or external events. It also refines the existing capital requirements for credit risk and market risk exposures.
     The federal regulatory agencies released the latest Notice on Proposed Rulemaking (NPR) on September 2006. The NPR details the current Basel II regulatory mindset on capital requirements, and establishes January 2008 as the first possible period for banks to adopt the proposed rule. A second NPR, concerning details for Basel IA, was released on December 26, 2006. Basel IA, originally proposed on 2005 by federal regulatory agencies, promotes revisions to the existing risk-based capital framework that would enhance its risk sensitivity without unduly increasing regulatory burden. This proposal intends to correct the differences between financial institutions adopting Basel II and those institutions remaining under the current regulatory capital regime.
     Basel IA and Basel II are still under revision in response to industry, national, and regulatory commentary, as the official response period for both proposals is set to March 2007. The Corporation expects that a new capital accord will eventually be adopted by the BSC and enforced by the federal banking agencies. In the meantime, the Corporation continues to work towards the adoption of the new framework and compliance of requirements set by federal regulatory services. At this time, it cannot determined whether the capital requirements that may arise out of a new Basel Accord will increase or decrease minimum capital requirements applicable to the Corporation and its subsidiaries.
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
     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2006, $824,000,000 in trust preferred securities that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines were outstanding. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.
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
Interstate Banking Legislation
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA to permit a bank holding company, with Federal Reserve Board approval, to acquire banks located in states other than the holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national and state banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency. States are also allowed to permit de novo interstate branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish or acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching (if permitted under state laws) may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state that has opted out, whether through an acquisition or de novo. For purposes of the Riegle-Neal Act amendments to the FDIA, Banco Popular is treated as a state bank and is subject to the same restrictions on interstate branching as other state banks. However, for purposes of the International Banking Act (the “IBA”), Banco Popular is considered to be a foreign bank and may branch interstate by merger or de novo to the same extent as a domestic bank in Banco Popular’s home state, which is New York for purposes of the IBA. The Corporation has not yet determined how these statutes will be harmonized, with respect either to which federal agency will approve interstate transactions or with respect to which “home state” determination rules will apply.
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
     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (i) all of its depository institution subsidiaries must be well capitalized (as described above) and well managed and (ii) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” The Corporation, PIB and PNA have elected to be treated as financial holding companies. A depository institution is deemed to be “well managed” if at its most recent inspection, examination or subsequent review by the appropriate federal banking agency (or the appropriate state banking agency), the depository institution received at least a “satisfactory” composite rating and at least a “satisfactory” rating for management. In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution subsidiary of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. There are no conditions or events since December 31, 2006 that management believes have changed the Corporation, PIB and PNA financial holding companies status.
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
     The U.S. Treasury Department (the “Treasury”) has issued and, in some cases proposed, a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions, including the Corporation’s bank subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons.
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
Office of Foreign Assets Control Regulation
     The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2006 Banco Popular transferred $30 million to the reserve fund in order to comply with this requirement.
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
     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2006, the legal lending limit for the Bank under this provision was approximately $115.2 million. The above limitations do not apply to loans which are secured by collateral worth at least 25% more than the amount of the loan up to a maximum aggregate amount of one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
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
     In January 2004, the Government of Puerto Rico approved a legislation that partially eliminates the tax exempt status of an IBE that operates as a division or branch of a bank in Puerto Rico. In order to be subject to tax, the IBE’s net taxable income must exceed 40% in 2004, 30% in 2005, and 20% in 2006 and thereafter, of the net taxable income of the bank as a whole. Once these thresholds are exceeded, the IBE will be taxed at regular tax rates on its net taxable income that exceeds the applicable threshold. Currently, management of the Corporation does not expect any financial impact from this law because the net taxable income of Banco Popular’s IBE has not exceeded and is not expected to exceed 20% of Banco Popular’s net taxable income.
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
Employees
     At December 31, 2006, the Corporation employed directly 12,508 persons. None of its employees are represented by a collective bargaining group.
Segment Disclosure
     Note 30 to the Financial Statements, “Segment Reporting” on pages 116 through 119 of the Annual Report is incorporated by reference herein.
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
     The following table presents the Corporation’s long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic and El Salvador and other long-lived assets located in Costa Rica and the Dominican Republic.

	2006	2005	2004
Puerto Rico
Premises and equipment	$473,335,423	$472,386,760	$419,934,475
Goodwill	96,942,455	94,650,541	89,821,933
Other intangible assets	6,617,436	9,694,734	8,975,334
Investments under the equity method	22,481,879	21,434,700	19,711,987

	$599,377,193	$598,166,735	$538,443,729

United States
Premises and equipment	$116,202,309	$119,529,381	$121,121,536
Goodwill	568,648,617	557,070,780	319,223,720
Other intangible assets	93,279,395	100,513,344	29,458,696
Investments under the equity method	1,454,175	812,183	389,198

	$779,584,496	$777,925,688	$470,193,150

Foreign Countries
Premises and equipment	$5,601,939	$4,655,313	$4,625,313
Goodwill	2,262,444	2,262,444	2,262,444
Other intangible assets	—	—	—
Investments under the equity method	42,857,928	40,497,852	36,895,084

	$50,722,311	$47,415,609	$43,782,841

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
          The public may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. In addition, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (www.sec.gov).
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
     The Corporation is subject to the risk of loss from loan defaults and foreclosures with respect to the loans originated or acquired. The Corporation establishes provisions for loan losses, which lead to reductions in the income from operations, in order to maintain the allowance for future loan losses at a level which is deemed appropriate by management based upon an assessment of the quality of the loan portfolio in accordance with established procedures and guidelines. There can be no assurance that management has accurately estimated the level of future loan losses or that the Corporation will not have to increase the provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control.

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
     Increased competition could require that the Corporation increase the rates offered on deposits or lower the rates charged on loans, which could adversely affect its profitability.
The Corporation is exposed to greater risk because a significant portion of the business is concentrated in Puerto Rico, which was experienced an economic slowdown.
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
     Although official statistics are not yet available, it is probable that the Puerto Rico economy ended 2006 in recession. It is estimated that the economy started contracting in the first quarter of 2006.
     For the first time since 2002, manufacturing has shown an outright decline in overall activity up to 2006 as compared to the same period in 2005. The trend worsened somewhat as the semester progressed, but appeared to be leveling off towards the end.
     Construction remained relatively weak during the first three quarters of 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. However, it did manage to expand very modestly vs. the prior-year period. The value of construction permits during the first three quarters of 2006 declined 9.4%, with most of the drop coming from the public sector. Retail sales during the same period also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 1.8% as compared to the same period in 2005, as the months surrounding a temporary government shutdown, due to budgetary deficits, were particularly affected. The unemployment rate, after spiking temporarily to almost 20% in May as a result of the shutdown, has declined to 9.7% as of September 2006.
     Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in the year ending June 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world, a relative benign hurricane season for the past two years, and a relatively solid U.S. economy.
     In general it is apparent that in 2006 the P.R. economy entered a recession, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of the Corporation’s loan portfolios, as delinquency rates may increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
The Corporation is unable to predict what adverse consequences, if any, or other effects transactions with Doral Financial Corporation or R&G Financial Corporation, the civil litigation related to Doral or R&G matters or the related investigations could have on the Corporation.
     As previously mentioned on page 17, under Item 1. Business, Doral Financial Corporation (“Doral”) has announced investigations by the SEC and the U.S. Attorney’s Office for the Southern District of New York and R&G Financial Corporation (“R&G”) has announced an investigation by the Securities and Exchange Commission. The Corporation has had dealings with both Doral and R&G and has provided information in connection with, and is continuing to cooperate with, certain of the investigations of these matters. The Corporation is unable to predict what adverse consequences, if any, or other effects dealings with Doral or R&G, the civil litigation related to Doral or R&G matters or the related investigations could have on the Corporation.
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
Rating downgrades on the Government of Puerto Rico’s debt obligations could affect the value of the Corporation’s loans to the Government and its portfolio of Puerto Rico Government Securities.
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
     A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consist of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
     At December 31, 2006, the Corporation had $901 million of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $50 million are uncommitted lines of credit. Of these total credit facilities granted, $735 million in loans were outstanding at December 31, 2006. A substantial portion of the credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation power of certain municipalities and, an assignment of basic property taxes and other revenues.
     Furthermore, as of December 31, 2006, the Corporation had outstanding $187 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Of that total, $164 million is exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $58 million are in the form of Puerto Rico Commonwealth’s Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (“S&P”), another nationally recognized credit rating agency. At December 31, 2006, the Appropriation Bonds indicated above represented approximately $3.0 million in unrealized losses in the Corporation’s portfolio of investment securities available- for- sale. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other- than- temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
A prolonged economic slowdown or a decline in the real estate market in the U.S mainland could harm the results of operations of one of the Corporation’s business segments
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact its business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values in some areas of the U.S. mainland have increased greatly, which has contributed to the recent rapid growth in the residential mortgage industry, particularly with respect to refinancings. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting the Corporation’s business.
     Because the Corporation makes a substantial number of loans to credit-impaired borrowers through its subsidiary PFH, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Rising unemployment, higher interest rates or declines in housing prices tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans. As of December 31, 2006, approximately 71% of PFH’s mortgage loan portfolio was non-prime, meaning that they have a credit score of 660 or below. This represented approximately 44% of the Corporation’s mortgage loan portfolio as of such date. Any sustained period of increased delinquencies, foreclosures or losses could harm the Corporation’s ability to sell loans, the prices it receives for its loans, the values of its mortgage loans held-for-sale or its residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the Corporation’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.
     For further information of other risks faced by the Corporation please refer to the MD&A section of the Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     As of December 31, 2006, Banco Popular owned and wholly or partially occupied approximately 94 branch premises and other facilities throughout Puerto Rico. It also owned 5 parking garage buildings and approximately 35 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 132 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2006, BPNA had 174 offices (principally bank branches) of which 41 were owned and 133 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas, Florida and Washington D.C. In addition, BPNA leased a six story office building in Rosemont, Illinois. This building houses the headquarters of BPNA. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:

     Popular Center, the San Juan metropolitan area headquarters, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico, a twenty-story office building. Approximately 45% of the office space is leased to outside tenants. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. As of December 31, 2006, a major re-development at the ground and promenade levels was underway to establish retail businesses including sit-down restaurants and other food vendors.
     Popular Center North Building, a five-story building whose construction was completed during 2006 on the same block as Popular Center. The new facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons.
     Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular St., Hato Rey, Puerto Rico. The building has approximately 102,000 rentable square feet occupied approximately 78% by Banco Popular units. Ground level areas available for retail use are currently being leased. It has parking facilities for 1,165 cars.
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
     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A branch, the Accounting Department, the People Division and the Auditing Division are the main occupants of this facility, which is 82% occupied by Banco Popular personnel.
     Centro Europa Building – a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 26% of this building. The remaining space is rented to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.
     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 25% of the building for a branch operation, an exhibition room and other facilities. The rest of the building is rented or available for rent to outside tenants.
     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. Formerly occupied by the Bank’s mortgage servicing division, as of December 31, 2006, it was undergoing remodeling for the future relocation of Popular Insurance, Inc.’s headquarters.
     Altamira Building, a new nine-story office building located in Guaynabo, Puerto Rico. A seven-level parking garage with capacity for approximately 550 cars is also part of this property that houses the centralized offices of Popular Mortgage, Inc. and Popular Auto, Inc. It also includes a full service branch and the mortgage servicing division of Banco Popular.
     Banco Popular Virgin Islands Center, a three-story building housing a Banco Popular branch and centralized offices. The building is fully occupied by Banco Popular personnel.
     Popular Center -Tortola, a four-story, 20,000 square feet building located in Tortola, British Virgin Islands. A Banco Popular branch is located in the first story while the commercial credit department occupies the second story. The third and fourth floors are available for outside tenants.
     New York Building, a nine-story owned structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 40% of the office space. The remaining 60% of the building is leased.

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
     The Corporation’s common stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2006 and the previous four years, as well as cash dividends declared is contained under Table J, “Common Stock Performance”, on page 34 and under the caption “Stockholders’ Equity” on page 32 in the MD&A in the Annual Report, and is incorporated herein by reference.
     As of February 26, 2007, the Corporation had 10,542 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ was $18.03 per share.
     On November 23, 2005, the Corporation announced a subscription offering of up to 10,500,000 shares of common stock to holders of record at the close of business on November 7, 2005, which was the record date for the subscription offering. Each holder of record was entitled to a basic subscription right to purchase one share of common stock for every 26 shares of common stock held by that holder as of the close of business on the record date at a price of $21.00 per share. The subscription offering was signed up for the full 10,500,000 shares. This represented approximately $216 million in additional capital, of which approximately $175 million impacted stockholders’ equity at December 31, 2005 upon the issuance of 8,614,620 shares of common stock and the remainder impacted the Corporation’s financial condition in the first quarter of 2006 when 1,885,380 additional shares of common stock were issued.
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
     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes (including income tax imposed by Puerto Rico) paid or deemed paid with respect to such dividends.
     The information about the securities authorized for issuance under the Corporation’s equity based plans see Part III, item 12 in the Corporation’s Annual Report on Form 10k.
     The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2006 by the Corporation in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities
Not in thousands

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs(a)

October 1 – October 31	—	—	—	8,590,072
November 1 – November 30	1,370	$18.33	1,370	8,601,209
December 1 – December 31	—	—	—	8,601,209

Total December 31, 2006	1,370	$18.33	1,370	8,601,209

(a)	Includes shares forfeited.
Stock Performance Graph (1)(2)
     The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.
     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2001,

plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.
Comparison of Five Year Cumulative Total Return
Total Return as of December 31
(December 31, 2001=100)

(1)	Unless the Corporation specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(2)	On prior years the Corporation used the Nasdaq National Market Composite Index (“NCMP”) to prepare the stock performance graph. However, such index was discontinued on July 3, 2006. For such reason the Corporation changed to use this year the Nasdaq Composite Index (“CCMP”) for the preparation of the stock performance graph.
ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears in Table C, “Selected Financial Data”, on pages 6 and 7 and the text under the caption “Statement of Income Analysis” on page 16 in the MD&A in the Annual Report, and is incorporated herein by reference.
     The Corporation’s ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002

Ratio of Earnings to Fixed Charges:

Excluding Interest on Deposits	1.4	1.8	2.2	2.4	2.0
Including Interest on Deposits	1.3	1.5	1.7	1.8	1.5

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Excluding Interest on Deposits	1.4	1.8	2.1	2.3	2.0
Including Interest on Deposits	1.3	1.5	1.7	1.8	1.5
     For purposes of computing these consolidated ratios, earnings represent income before income taxes, plus fixed charges. Fixed charges represent all interest expense (ratios are presented both excluding and including interest on deposits), the portion of net rental expense, which is deemed representative of the interest factor and the amortization of debt issuance expense. The interest expense includes changes in the fair value of the non-hedging derivatives.
     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2006	2005	2004	2003	2002

Long-term obligations	$8,737,246	$9,893,577	$10,305,710	$7,117,025	$4,567,853
Non-cumulative Preferred Stock of the Corporation	186,875	186,875	186,875	186,875	-0-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears on page 3 through 59 under the caption MD&A, and is incorporated herein by reference.
     Table L, “Maturity Distribution of Earning Assets”, on page 36 in the MD&A in the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information regarding the market risk of the Corporation’s investments appears on page 35 through 46 in the MD&A in the Annual Report, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears on pages 65 through 132, in the Annual Report and on page 64 under the caption “Statistical Summary – 2005-2006 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
Management’s Assessment on Internal Control Over Financial Reporting
Management’s Assessment of Internal Control over Financial Reporting is on page 65 of the Corporation’s Annual Report and is incorporated by reference herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Remediation of Previously Disclosed Material Weakness
The Corporation had previously concluded that a material weakness in the Corporation’s internal control over financial reporting existed at December 31, 2005, as reported in the Corporation’s 2005 Annual Report on Form 10-K. Prior to filing the 2005 Annual Report on Form 10-K, the Corporation remediated the design of the control associated with the presentation and classification of certain cash flows. The consolidated statement of cash flows for the year ended December 31, 2005 was fairly stated, in all material respects, in conformity with accounting principles generally accepted in the United States of America. During 2006, management assessed the operating effectiveness of such control and concluded that the controls put into place were adequately designed and were operating for a sufficient period of time for management to conclude that the material weakness had been remediated as of December 31, 2006.
ITEM 9B. OTHER INFORMATION
Not Applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained under the captions “Shares Beneficially Owned by Directors and Executive Officers of the Corporation”, “Section 16 (a) Beneficial Named Ownership Reporting Compliance”, “Board of Directors and Committees” including the “Nominees for Election as Class 2 Directors” and “Named Executive Officers” in the Proxy Statement are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information under the captions “Compensation of Directors, “Executive Compensation Program” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” in the Proxy Statement is incorporated herein by reference.
     The following table set forth information as of December 31, 2006 regarding securities issued and issuable to directors and eligible employees under the Corporation’s equity based compensation plans.
Equity Compensation Plan Information

Number of
Securities
Remaining
Available for
Future Issuance
		Number of		Under Equity
		Securities	Weighted-	Compensation
		to be Issued	Average	Plans
		Upon	Exercise Price	(Excluding
		Exercise of	of	Securities Reflected
		Outstanding	Outstanding	in the
Plan Category	Plan	Options	Options	First Column)
Equity compensation plans approved by	2001 Stock Option Plan	2,446,488	$18.83	0
security holders	2004 Omnibus Incentive Plan	698,311	27.03	8,601,209

Equity compensation plans not approved by security holder

Total		3,144,799	$20.65	8,601,209

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information under the caption “Family Relationships” and “Other Relationships, Transactions and Events” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information regarding principal accounting fees and services is set forth under “Disclosure of Auditors Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a). The following financial statements and reports included on pages 65 through 132 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2006
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

The exhibits listed on the Exhibits Index on page 31 of this report are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite Articles of Incorporation of the Corporation, as currently in effect (incorporated by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 4.2 of the Corporation’s Registration Statement on Form S-8 (No. 333-80169) filed with the SEC on June 8, 1999).

4.1	Form of Certificate representing the Corporation’s common stock, par value $6 (incorporated by reference to Exhibit 4.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

4.2	Stockholder Protection Rights Agreement, dated as of August 13, 1998, between the Corporation and Banco Popular de Puerto Rico as Rights Agent, including Form of Rights Certificate attached as Exhibit B thereto (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated August 13, 1998 and filed on August 21, 1998).

4.3	Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc, and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.4	Second Supplemental Indenture of the Corporation, dated as of August 5, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.5	Subordinated Indenture of the Corporation dated as of November 30, 1995, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(e) of the Corporation’s Registration Statement No. 333-26941, dated May 12, 1997).

4.6	Senior Indenture of Popular North America, Inc., dated as of October 1, 1991, as supplemented by the First Supplemental Indenture thereto, dated as of February 28, 1995, and the Second Supplemental Indenture thereto, dated as of May 8, 1997, each among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee, (incorporated by reference to Exhibit 4(f) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc. and Popular North America, Inc., as filed with the SEC on May 12, 1997).

4.7	Third Supplemental Indenture of Popular North America, Inc., dated as of August 5, 1999, among Popular North America, Inc., the Corporation, as guarantor, and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(h) to the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999, as filed with the SEC on August 17, 1999).

4.8	Form of Fixed Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit 4(o) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.9	Form of Floating Rate Medium-Term Note, Series 4, of the Corporation (incorporated by reference to Exhibit (4)(p) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed August 17, 1999).

4.10	Form of Fixed Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(q) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.11	Form of Floating Rate Medium-Term Note, Series E, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(r) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

Exhibit No.	Description
4.12	Administrative Procedures governing Medium-Term Notes, Series 4, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.13	Administrative Procedures governing Medium-Term Notes, Series E, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

4.14	Form of Fixed Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(e) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.15	Form of Floating Rate Medium-Term Note, Series 5, of the Corporation (incorporated by reference to Exhibit 4(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.16	Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.17	Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.18	Administrative Procedures governing Medium-Term Notes, Series 5, of the Corporation (incorporated by reference to Exhibit 10(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.19	Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.20	Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.21	Amended and Restated Trust Agreement of BanPonce Trust I, among BanPonce Financial Corp., (Popular North America, Inc.) as Depositor, BanPonce Corporation, (Popular, Inc.) as Guarantor, JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein (incorporated by reference to Exhibit (4)(f) of the Corporation’s Current Report on Form 8-K (File No. 000-13818) dated and filed on February 19, 1997).

4.22	Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.23	Guarantee Agreement relating to BanPonce Trust I, by and among BanPonce Financial Corp., (Popular North America, Inc.) as Guarantor, BanPonce Corporation, (Popular, Inc.) as Additional Guarantor, and the First National Bank of Chicago, as Guarantee Trustee (incorporated by reference to Exhibit (4)(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.24	Form of Junior Subordinated Deferrable Interest Debenture for BanPonce Financial Corp. (Popular North America, Inc.) (incorporated by reference to Exhibit (4)(i) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.25	Form of Subordinated Note of the Corporation (incorporated by reference to Exhibit 4.10 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-13818).

4.26	Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

Exhibit No.	Description
4.27	Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.28	Form of Note Linked to the S&P 500® Index due September 30, 2008 (incorporated by reference to Exhibit (4)(e) of the Corporation’s Current Report on Form 8-K dated September 30, 2003, as filed with the SEC on October 1, 2003).

4.29	Form of Certificate of Trust of each of Popular Capital Trust I, Popular Capital Trust II, Popular Capital Trust III, and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.30	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust I, dated as of October 31, 2003, among the Corporation, JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.), JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.31	Guarantee Agreement relating to Popular Capital Trust I, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.32	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.33	Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.34	First Supplemental Indenture, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.35	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.36	Form of Junior Subordinated Indenture between Popular North America, Inc., the Corporation and J.P. Morgan Trust Company, National Association (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.37	Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.38	Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.39	Form of Amended and Restated Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.40	Form of Capital Security Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.41	Form of Guarantee Agreement for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

Exhibit No.	Description
4.42	Amended and Restated Declaration of Trust and Trust Agreement of Popular Capital Trust II, dated as of November 30, 2004, among the Corporation, JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.), Chase Manhattan Bank USA, National Association (as successor to Bank One Delaware, Inc.), the Administrative Trustees named therein and the holders from time to time, of the undivided beneficial ownership interests in the assets of the Trust (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.43	Form of Guarantee Agreement relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-120340) filed with the SEC on November 10, 2004).

4.44	Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A Due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.45	Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.46	Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

10.1	Amendment to Popular, Inc. Senior Executive Long-Term Incentive Plan, dated April 23, 1998 (incorporated by reference to Exhibit 10.8.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 033-61601).

10.2	Popular, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated May 10, 2001).

10.3	Interest Calculation Agency Agreement, dated as of August 6, 1999, between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(c) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.4	Interest Calculation Agency Agreement, dated as of August 6, 1999, between Popular North America, Inc. and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago) (incorporated by reference to Exhibit 10(d) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

10.5	Distribution Agreement, dated March 21, 2003, among the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC, (incorporated by reference to Exhibit 1(A) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.6	Distribution Agreement, dated March 21, 2003, among Popular North America, Inc., the Corporation, Credit Suisse First Boston LLC, J.P. Morgan Securities Inc., Keefe, Bruyette & Woods, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Popular Securities, Inc. and UBS Warburg LLC (incorporated by reference to Exhibit 1(B) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated March 21, 2003 and filed on March 26, 2003).

10.7	Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 4.4(a) the Corporation’s Registration Statement on Form S-8 (333-80169), dated June 8, 1999) (incorporated by reference to Exhibit 10.15 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7(a)	Certificate of Resolution of the Board of Directors of Banco Popular de Puerto Rico, authorizing Amendments to the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (incorporated by reference to Exhibit 10.15a of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.8	Distribution Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co. Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.16 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

Exhibit No.	Description
10.9	Amendment, dated May 12, 2000, to The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.17 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.10	Issuing and Paying Agency Agreement of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.18 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.11	Amendment No. 1, dated May 12, 2000 to Issuing and Paying Agency Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.19 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.12	Interest Calculation Agreement of the Banco Popular de Puerto Rico Notes, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.20 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.13	Amendment No. 1, dated May 12, 2000 to the Interest Calculation Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.14	Amended Administrative Procedures for Fixed and Floating Rate Bank Notes, dated May 12, 2000 to Exhibit G of The Distribution Agreement, dated September 24, 1996, among Banco Popular de Puerto Rico, Merrill Lynch & Co., Merrill Lynch Pierce, Fenner & Smith Incorporated, Bear Stearns & Co., Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.22 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.15	Form of Global Fixed and Floating Rate Bank Note of the Banco Popular de Puerto Rico Bank Notes, dated September 24, 1996 and amended through Administrative Procedures, dated May 12, 2000 (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 002-96018)).

10.16	Equity One Inc. Savings and Retirement Plan (incorporated by reference to Exhibit 4.4 of the Corporation’s Registration Statement on Form S-8, dated November 1, 2002).

10.17	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18	Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.19	Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.20	Compensation Agreement for Federic V. Salerno as director of Popular, Inc. (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21	Compensation Agreement for William J. Teuber as director of Popular, Inc. (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the year ended September 30, 2004).

10.22	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Richard L. Carrión (incorporated by reference to Exhibit 10.23 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit No.	Description
10.23	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Jorge A. Junquera (incorporated by reference to Exhibit 10.24 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.24	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and David H. Chafey, Jr. (incorporated by reference to Exhibit 10.25 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.25	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as February 22, 2005, between the Corporation and Brunilda Santos de Álvarez (incorporated by reference to Exhibit 10.26 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.26	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Amílcar L. Jordán (incorporated by reference to Exhibit 10.27 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.27	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Tere Loubriel (incorporated by reference to Exhibit 10.28 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.28	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Roberto R. Herencia (incorporated by reference to Exhibit 10.29 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.29	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Félix M. Villamil (incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.30	Amended and Restated Popular, Inc. 2005 Incentive Award and Agreement , dated as of February 22, 2005, between the Corporation and Cameron E. Williams (incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.31	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Richard L. Carrión (incorporated by reference to Exhibit 10.32 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.32	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Jorge A. Junquera (incorporated by reference to Exhibit 10.33 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.33	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and David H. Chafey, Jr. (incorporated by reference to Exhibit 10.34 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.34	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Brunilda Santos de Álvarez (incorporated by reference to Exhibit 10.35 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.35	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Amílcar L. Jordán (incorporated by reference to Exhibit 10.36 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.36	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Tere Loubriel (incorporated by reference to Exhibit 10.37 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.37	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Roberto R. Herencia (incorporated by reference to Exhibit 10.38 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.38	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Félix M. Villamil (incorporated by reference to Exhibit 10.39 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit No.	Description
10.39	Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Cameron E. Williams.

10.40	Resignation, Retirement and Transition Agreement between the Corporation and Cameron E. Williams (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on January 9, 2007).

10.41	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Richard L. Carrión.

10.42	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Jorge A. Junquera.

10.43	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and David H. Chafey, Jr.

10.44	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Brunilda Santos de Álvarez.

10.45	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Amílcar L. Jordán.

10.46	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Tere Loubriel.

10.47	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Roberto R. Herencia.

10.48	Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Félix M. Villamil.

12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.

13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2006.

14.1	Popular, Inc.’s Code of Ethics (incorporated by reference to Exhibit 14.1 to the Corporation’s Current Report on Form 8-K filed on September 21, 2006).

21.1	Schedule of Subsidiaries of the Corporation

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

S\RICHARD L. CARRIÓN	Chairman of the Board,

Richard L. Carrión	President, Chief
Executive Officer and
	Principal Executive Officer	02-28-07

S\JORGE A. JUNQUERA

Jorge A. Junquera
Senior Executive Vice President	Principal Financial Officer	02-28-07

S\ILEANA GONZÁLEZ

Ileana González
Senior Vice President	Principal Accounting Officer	02-28-07

S\JUAN J. BERMÚDEZ

Juan J. Bermúdez	Director	02-28-07

S/JOSÉ B. CARRIÓN

José B. Carrión Jr.	Director	02-28-07

S\MARÍA LUISA FERRÉ

María Luisa Ferré	Director	02-28-07

S\MANUEL MORALES

Manuel Morales Jr.	Director	02-28-07

S\MICHAEL MASIN

Michael Masin	Director	02-28-07

S\FRANCISCO M. REXACH

Francisco M. Rexach Jr.	Director	02-28-07

S\FREDERIC V. SALERNO

Frederic V. Salerno	Director	02-28-07

S\WILLIAM J. TEUBER

William J. Teuber Jr.	Director	02-28-07

S\JOSÉ R. VIZCARRONDO

José R. Vizcarrondo	Director	02-28-07