Form 10-Q
period 2007-03-31
POPULAR INC
filed 2007-05-10
CIK 763901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value 279,360,885 shares outstanding as of May 7, 2007.

POPULAR, INC.
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statements of Condition as of March 31, 2007, December 31, 2006 and March 31, 2006	4
Unaudited Consolidated Statements of Income for the quarters ended March 31, 2007 and 2006	5
Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2007 and 2006	6
Unaudited Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2007 and 2006	7
Unaudited Consolidated Statements of Cash Flows for the quarters ended March 31, 2007 and 2006	8
Notes to Unaudited Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3. Quantitative and Qualitative Disclosures about Market Risk	82
Item 4. Controls and Procedures	85
Part II – Other Information
Item 1. Legal Proceedings	85
Item 1A. Risk Factors	86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 6. Exhibits	87
Signatures	88
EX-10.1 AMENDMENT TO 2005 AMENDED AND RESTATED INCENTIVE AWARD AGREEMENT
EX-12.1 COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	March 31,	December 31,	March 31,
(In thousands, except share information)	2007	2006	2006

ASSETS
Cash and due from banks	$753,550	$950,158	$860,606

Money market investments:
Federal funds sold	389,000	84,350	488,200
Securities purchased under agreements to resell	227,046	202,181	491,710
Time deposits with other banks	24,162	15,177	10,005

	640,208	301,708	989,915

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	3,729,502	3,743,924	5,934,017
Other investment securities available-for-sale	5,748,859	6,106,938	5,576,651
Investment securities held-to-maturity, at amortized cost (market value at March 31, 2007 - $88,868; December 31, 2006 - $92,764; March 31, 2006 – $345,217)	87,483	91,340	344,385
Other investment securities, at lower of cost or realizable value (realizable value at March 31, 2007 - $153,339; December 31, 2006 - $412,593; March 31, 2006 – $415,131)	152,951	297,394	304,609
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	344,401	193,619	365,096
Other trading securities	303,749	188,706	144,516
Loans held-for-sale, at lower of cost or market value	1,049,230	719,922	535,719

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	563,871	306,320	21,210
Other loans held-in-portfolio	31,578,452	32,019,044	31,174,832
Less – Unearned income	310,936	308,347	301,376
Allowance for loan losses	541,748	522,232	468,321

	31,289,639	31,494,785	30,426,345

Premises and equipment, net	591,008	595,140	600,792
Other real estate	89,479	84,816	82,352
Accrued income receivable	284,791	248,240	274,620
Other assets	1,326,044	1,611,890	1,388,662
Goodwill	668,616	667,853	655,743
Other intangible assets	105,154	107,554	107,675

	$47,164,664	$47,403,987	$48,591,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,177,446	$4,222,133	$4,453,965
Interest bearing	20,560,607	20,216,198	18,957,847

	24,738,053	24,438,331	23,411,812
Federal funds purchased and assets sold under agreements to repurchase	6,272,417	5,762,445	8,315,380
Other short-term borrowings	3,201,972	4,034,125	2,645,521
Notes payable	8,368,825	8,737,246	9,933,218
Other liabilities	846,979	811,424	798,102

	43,428,246	43,783,571	45,104,033

Commitments and contingencies (See Note 12)

Minority interest in consolidated subsidiaries	110	110	113

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 292,448,935 shares issued (December 31, 2006 – 292,190,924; March 31, 2006 – 291,497,120) and 279,073,657 outstanding (December 31, 2006 – 278,741,547; March 31, 2006 – 278,072,323)	1,754,694	1,753,146	1,748,983
Surplus	530,073	526,856	486,863
Retained earnings	1,673,826	1,594,144	1,526,634
Accumulated other comprehensive loss, net of tax of ($74,005) (December 31, 2006 – ($84,143); March 31, 2006 – ($82,657))	(203,935)	(233,728)	(255,265)
Treasury stock – at cost, 13,375,278 shares (December 31, 2006 – 13,449,377; March 31, 2006 – 13,424,797)	(205,225)	(206,987)	(206,533)

	3,736,308	3,620,306	3,487,557

	$47,164,664	$47,403,987	$48,591,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2007	2006

INTEREST INCOME:
Loans	$644,114	$591,835
Money market investments	4,609	7,982
Investment securities	115,491	133,533
Trading account securities	9,381	8,860

	773,595	742,210

INTEREST EXPENSE:
Deposits	173,102	124,411
Short-term borrowings	124,809	124,803
Long-term debt	120,702	133,232

	418,613	382,446

Net interest income	354,982	359,764
Provision for loan losses	96,346	48,947

Net interest income after provision for loan losses	258,636	310,817
Service charges on deposit accounts	48,471	47,469
Other service fees (See Note 13)	87,849	80,346
Net gain on sale and valuation adjustments of investment securities	81,771	12,340
Trading account (loss) profit	(14,164)	11,475
Gain on sale of loans and valuation adjustments on loans held-for-sale	3,434	47,261
Other operating income	44,815	29,942

	510,812	539,650

OPERATING EXPENSES:
Personnel costs:
Salaries	136,479	135,532
Pension, profit sharing and other benefits	41,896	42,520

	178,375	178,052
Net occupancy expenses	32,014	28,638
Equipment expenses	32,396	33,197
Other taxes	11,847	10,241
Professional fees	35,987	37,078
Communications	17,062	17,300
Business promotion	28,372	32,823
Printing and supplies	4,276	4,632
Other operating expenses	32,016	28,831
Impact of change in fiscal period of certain subsidiaries	—	9,741
Amortization of intangibles	2,983	2,721

	375,328	383,254

Income before income tax	135,484	156,396
Income tax	16,837	37,893

NET INCOME	$118,647	$118,503

NET INCOME APPLICABLE TO COMMON STOCK	$115,669	$115,525

BASIC EARNINGS PER COMMON SHARE (EPS)	$0.41	$0.42

DILUTED EPS	$0.41	$0.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2007	2006

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,753,146	1,736,443
Common stock issued under the Dividend Reinvestment Plan	1,488	1,184
Issuance of common stock	—	11,312
Stock options exercised	60	44

Balance at end of period	1,754,694	1,748,983

Surplus:
Balance at beginning of year	526,856	452,398
Common stock issued under the Dividend Reinvestment Plan	2,628	2,789
Issuance of common stock	—	28,281
Issuance cost of common stock	—	1,527
Stock options expense on unexercised options, net of forfeitures	440	768
Stock options exercised	149	100
Transfer from retained earnings	—	1,000

Balance at end of period	530,073	486,863

Retained earnings:
Balance at beginning of year	1,594,144	1,456,612
Net income	118,647	118,503
Cumulative effect of accounting change (adoption of SFAS No. 156 and EITF 06-5)	8,667	—
Cash dividends declared on common stock	(44,654)	(44,503)
Cash dividends declared on preferred stock	(2,978)	(2,978)
Transfer to surplus	—	(1,000)

Balance at end of period	1,673,826	1,526,634

Accumulated other comprehensive loss:
Balance at beginning of year	(233,728)	(176,000)
Other comprehensive income (loss), net of tax	29,793	(79,265)

Balance at end of period	(203,935)	(255,265)

Treasury stock – at cost:
Balance at beginning of year	(206,987)	(207,081)
Purchase of common stock	(10)	—
Reissuance of common stock	1,772	548

Balance at end of period	(205,225)	(206,533)

Total stockholders’ equity	$3,736,308	$3,487,557

Disclosure of changes in number of shares:

	March 31, 2007	December 31, 2006	March 31, 2006

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock – Issued:
Balance at beginning of year	292,190,924	289,407,190	289,407,190
Issued under the dividend reinvestment plan	247,947	858,905	197,196
Issuance of common stock	—	1,885,380	1,885,380
Stock options exercised	10,064	39,449	7,354

Balance at end of period	292,448,935	292,190,924	291,497,120

Treasury stock	(13,375,278)	(13,449,377)	(13,424,797)

Common Stock – outstanding	279,073,657	278,741,547	278,072,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2007	2006

Net income	$118,647	$118,503

Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	1,780	(686)
Adjustment of pension and postretirement benefit plans	(519)	—
Unrealized holding gains (losses) on securities available-for-sale arising during the period	39,520	(91,965)
Reclassification adjustment for gains included in net income	(119)	(12,340)
Net (loss) gain on cash flow hedges	(892)	1,200
Reclassification adjustment for losses included in net income	161	161

	39,931	(103,630)
Income tax (expense) benefit	(10,138)	24,365

Total other comprehensive income (loss), net of tax	29,793	(79,265)

Comprehensive income	$148,440	$39,238

Disclosure of accumulated other comprehensive loss:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Foreign currency translation adjustment	$(34,921)	$(36,701)	$(37,001)

Minimum pension liability adjustment	—	(3,893)	(2,354)
Tax effect	—	1,518	918
Adoption of SFAS No. 158	—	3,893	—
Tax effect	—	(1,518)	—

Net of tax amount	—	—	(1,436)

Underfunding of pension and postretirement benefit plans	(69,779)	(69,260)	—
Tax effect	27,214	27,034	—

Net of tax amount	(42,565)	(42,226)	—

Unrealized losses on securities available-for-sale	(172,842)	(212,243)	(299,995)
Tax effect	46,567	57,146	82,162

Net of tax amount	(126,275)	(155,097)	(217,833)

Unrealized (losses) gains on cash flows hedges	(641)	90	1,185
Tax effect	224	(37)	(423)

Net of tax amount	(417)	53	762

Cumulative effect of accounting change, net of tax	243	243	243

Accumulated other comprehensive loss, net of tax	$(203,935)	$(233,728)	$(255,265)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$118,647	$118,503
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	—	(6,129)

Net income before change in fiscal period	118,647	124,632

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	19,994	21,437
Provision for loan losses	96,346	48,947
Amortization of intangibles	2,983	2,721
Amortization and fair value adjustment of servicing assets	10,229	13,501
Net gain on sale and valuation adjustment of investment securities	(81,771)	(12,340)
Net gain on disposition of premises and equipment	(3,677)	(1,512)
Net gain on sale of loans and valuation adjustments on loans held-for-sale	(3,434)	(47,261)
Net amortization of premiums and accretion of discounts on investments	6,331	7,012
Net amortization of premiums and deferred loan origination fees and costs	23,930	31,887
Earnings from investments under the equity method	(14,229)	(4,261)
Stock options expense	490	800
Deferred income taxes	(19,394)	(5,411)
Net disbursements on loans held-for-sale	(1,685,149)	(1,923,081)
Acquisitions of loans held-for-sale	(282,110)	(447,046)
Proceeds from sale of loans held-for-sale	1,280,146	2,166,951
Net decrease in trading securities	346,150	835,124
Net increase in accrued income receivable	(36,551)	(30,589)
Net decrease (increase) in other assets	35,160	(18,428)
Net (decrease) increase in interest payable	(315)	23,849
Net increase in postretirement benefit obligation	728	1,585
Net increase in other liabilities	1,208	3,286

Total adjustments	(302,935)	667,171

Net cash (used in) provided by operating activities	(184,288)	791,803

Cash flows from investing activities:
Net increase in money market investments	(272,064)	(240,350)
Purchases of investment securities:
Available-for-sale	(28,186)	(175,975)
Held-to-maturity	(5,670,466)	(7,747,198)
Other	(6,744)	(10,580)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	399,204	247,055
Held-to-maturity	5,674,358	7,556,192
Other	2,454	25,074
Proceeds from sale of investment securities available-for-sale	—	43,894
Proceeds from sale of other investment securities	246,352	—
Net repayments on loans	50,493	201,051
Proceeds from sale of loans	962	73,038
Acquisition of loan portfolios	(784)	(141,658)
Assets acquired, net of cash	(1,823)	(218)
Acquisition of premises and equipment	(26,117)	(38,799)
Proceeds from sale of premises and equipment	14,307	14,452
Proceeds from sale of foreclosed assets	41,835	33,516

Net cash provided by (used in) investing activities	423,781	(160,506)

Cash flows from financing activities:
Net increase in deposits	297,872	769,477
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase	509,972	(500,232)
Net decrease in other short-term borrowings	(832,153)	(161,597)
Payments of notes payable	(416,272)	(900,117)
Proceeds from issuance of notes payable	47,719	106,252
Dividends paid	(47,591)	(45,768)
Proceeds from issuance of common stock	4,362	42,983
Treasury stock acquired	(10)	—

Net cash used in financing activities	(436,101)	(689,002)

Cash effect of change in fiscal period of certain subsidiaries	—	11,914

Net decrease in cash and due from banks	(196,608)	(45,791)
Cash and due from banks at beginning of period	950,158	906,397

Cash and due from banks at end of period	$753,550	$860,606

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of operations and basis of presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution based in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in California, Texas, Illinois, New York, New Jersey and Florida. Popular Financial Holdings (“PFH”) offers mortgage and personal loans, while E-LOAN provides online consumer direct lending to obtain mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. The Corporation also owns a financial transaction processing operation, EVERTEC, which strives to use its expertise in technology and electronic banking as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 21 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Corporation also consolidates the variable interest entities for which it is the primary beneficiary and therefore will absorb the majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the 2007 presentation.
The statement of condition data as of December 31, 2006 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of March 31, 2007, December 31, 2006 and March 31, 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2006, included in the Corporation’s 2006 Annual Report. The Corporation’s Form 10-K filed on March 1, 2007 incorporates by reference the 2006 Annual Report.
Note 2 – Recent Accounting Developments
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. The statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 in the first quarter of 2007 did not have a material impact on the Corporation’s consolidated financial statements.

SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. The Corporation adopted SFAS No. 156 in January 2007. The Corporation elected the fair value measurement for mortgage servicing rights (“MSRs”). Servicing rights associated with Small Business Administration (“SBA”) commercial loans will continue to be accounted at the lower of cost or market method. The initial impact of adoption of the fair value measurement for MSRs was included as a cumulative effect of a change in accounting principle directly in stockholders’ equity and resulted in a net increase in stockholders’ equity of approximately $9.6 million, net of deferred taxes. Refer to Note 7 to the consolidated financial statements for required SFAS No. 156 disclosures.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48)
In 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to income taxes. The accounting provisions of FIN 48 were effective for the Corporation beginning in the first quarter of 2007. Based on management’s assessment, there was no impact on retained earnings as of January 1, 2007 due to the initial application of the provisions of FIN 48. Also, as a result of the implementation, the Corporation did not recognize any change in the liability for unrecognized tax benefits. Refer to Note 14 to the consolidated financial statements for further information on FIN 48 disclosures.
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03)
EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Corporation’s accounting policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The corresponding amounts recognized in the consolidated financial statements are not significant.
EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5)
EITF 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis. At the September 2006 meeting, the Task Force affirmed as a final consensus that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable in cash to the policyholder should be discounted to their present value. Additionally, the Task Force affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized,” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the Task Force reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed. The Corporation adopted the EITF 06-5 guidance in the first quarter of 2007 and as a result recorded a $0.9 million cumulative effect adjustment to beginning retained earnings (reduction of capital) for the existing bank-owned life insurance arrangement.
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have in its consolidated financial statements and disclosures.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159 which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.
Note 3 — Restrictions on cash and due from banks and highly liquid securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were $614 million at March 31, 2007 (December 31, 2006 — $621 million; March 31, 2006 — $607 million). Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at March 31, 2007, the Corporation had securities with a market value of $445 thousand (December 31, 2006 — $445 thousand; March 31, 2006 — $446 thousand) segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at March 31, 2007, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets (December 31, 2006 — $600 thousand; March 31, 2006 — $600 thousand).
The Corporation had restricted securities available-for-sale with a market value of $1.3 million at March 31, 2007 (December 31, 2006 — $1.2 million; March 31, 2006 — $1.3 million) to comply with certain requirements of the Insurance Code of Puerto Rico.
As part of a line of credit facility with a financial institution, at March 31, 2007, the Corporation maintained restricted cash of $1.9 million as collateral (December 31, 2006 — $1.9 million; March 31, 2006 — $1.9 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.

Note 4 – Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, borrowings and other available credit facilities. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Investment securities available-for-sale	$2,825,470	$2,645,272	$2,648,586
Investment securities held-to-maturity	502	658	810
Loans held-for-sale	—	332,058	28,398
Loans held-in-portfolio	9,548,747	10,260,198	11,667,733

	$12,374,719	$13,238,186	$14,345,527

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of March 31, 2007, December 31, 2006 and March 31, 2006 were as follows:

	AS OF MARCH 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$502,445	—	$27,102	$475,343
Obligations of U.S. Government sponsored entities	6,322,704	$392	115,897	6,207,199
Obligations of Puerto Rico, States and political subdivisions	117,895	282	3,116	115,061
Collateralized mortgage obligations	1,597,684	5,378	13,055	1,590,007
Mortgage-backed securities	1,021,608	1,770	22,739	1,000,639
Equity securities	70,109	4,197	3,399	70,907
Others	18,515	690	—	19,205

	$9,650,960	$12,709	$185,308	$9,478,361

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$504,653	—	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,603,252	$57	147,524	6,455,785
Obligations of Puerto Rico, States and political subdivisions	118,214	265	3,537	114,942
Collateralized mortgage obligations	1,657,613	4,904	17,191	1,645,326
Mortgage-backed securities	1,061,850	1,458	26,492	1,036,816
Equity securities	70,954	6,692	3,901	73,745
Others	46,326	3,087	—	49,413

	$10,062,862	$16,463	$228,463	$9,850,862

	AS OF MARCH 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$526,258	—	$39,042	$487,216
Obligations of U.S. Government sponsored entities	7,814,649	—	222,747	7,591,902
Obligations of Puerto Rico, States and political subdivisions	108,047	$499	1,892	106,654
Collateralized mortgage obligations	1,868,088	6,944	19,374	1,855,658
Mortgage-backed securities	1,350,993	4,510	36,249	1,319,254
Equity securities	59,511	7,030	199	66,342
Others	82,874	1,109	341	83,642

	$11,810,420	$20,092	$319,844	$11,510,668

The following table shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007, December 31, 2006 and March 31, 2006:

	AS OF MARCH 31, 2007
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$320,519	$6,849	$313,670
Obligations of Puerto Rico, States and political subdivisions	19,329	293	19,036
Collateralized mortgage obligations	333,165	2,187	330,978
Mortgage-backed securities	15,728	184	15,544
Equity securities	22,639	3,372	19,267

	$711,380	$12,885	$698,495

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,445	$27,102	$475,343
Obligations of U.S. Government sponsored entities	5,847,813	109,048	5,738,765
Obligations of Puerto Rico, States and political subdivisions	58,452	2,823	55,629
Collateralized mortgage obligations	570,196	10,868	559,328
Mortgage-backed securities	912,630	22,555	890,075
Equity securities	300	27	273

	$7,891,836	$172,423	$7,719,413

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,445	$27,102	$475,343
Obligations of U.S. Government sponsored entities	6,168,332	115,897	6,052,435
Obligations of Puerto Rico, States and political subdivisions	77,781	3,116	74,665
Collateralized mortgage obligations	903,361	13,055	890,306
Mortgage-backed securities	928,358	22,739	905,619
Equity securities	22,939	3,399	19,540

	$8,603,216	$185,308	$8,417,908

	AS OF DECEMBER 31, 2006
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,421	$134	$19,287
Obligations of U.S. Government sponsored entities	425,076	4,345	420,731
Obligations of Puerto Rico, States and political subdivisions	21,426	259	21,167
Collateralized mortgage obligations	501,705	4,299	497,406
Mortgage-backed securities	28,958	484	28,474
Equity securities	11,180	3,699	7,481

	$1,007,766	$13,220	$994,546

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$485,232	$29,684	$455,548
Obligations of U.S. Government sponsored entities	6,097,274	143,179	5,954,095
Obligations of Puerto Rico, States and political subdivisions	55,238	3,278	51,960
Collateralized mortgage obligations	564,217	12,892	551,325
Mortgage-backed securities	954,293	26,008	928,285
Equity securities	300	202	98

	$8,156,554	$215,243	$7,941,311

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$504,653	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,522,350	147,524	6,374,826
Obligations of Puerto Rico, States and political subdivisions	76,664	3,537	73,127
Collateralized mortgage obligations	1,065,922	17,191	1,048,731
Mortgage-backed securities	983,251	26,492	956,759
Equity securities	11,480	3,901	7,579

	$9,164,320	$228,463	$8,935,857

	AS OF MARCH 31, 2006
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$29,259	$323	$28,936
Obligations of U.S. Government sponsored entities	4,249,522	118,785	4,130,737
Obligations of Puerto Rico, States and political subdivisions	15,572	77	15,495
Collateralized mortgage obligations	651,405	7,333	644,072
Mortgage-backed securities	266,027	4,734	261,293
Equity securities	35	1	34
Others	14,104	341	13,763

	$5,225,924	$131,594	$5,094,330

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$496,999	$38,719	$458,280
Obligations of U.S. Government sponsored entities	3,565,127	103,962	3,461,165
Obligations of Puerto Rico, States and political subdivisions	66,501	1,815	64,686
Collateralized mortgage obligations	367,529	12,041	355,488
Mortgage-backed securities	887,313	31,515	855,798
Equity securities	300	198	102

	$5,383,769	$188,250	$5,195,519

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$526,258	$39,042	$487,216
Obligations of U.S. Government sponsored entities	7,814,649	222,747	7,591,902
Obligations of Puerto Rico, States and political subdivisions	82,073	1,892	80,181
Collateralized mortgage obligations	1,018,934	19,374	999,560
Mortgage-backed securities	1,153,340	36,249	1,117,091
Equity securities	335	199	136
Others	14,104	341	13,763

	$10,609,693	$319,844	$10,289,849

At March 31, 2007, “Obligations of Puerto Rico, States and political subdivisions” include approximately $58 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) the rating on which was downgraded in May 2006 by Moody’s Investors Service (“Moody’s”) to Ba1, or one notch below investment grade. Standard & Poor’s (S&P), another nationally recognized credit rating agency, rated the Appropriation Bonds BBB-, which is still considered investment grade. As of March 31, 2007, these Appropriation Bonds represented approximately $2.5 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-

than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities at March 31, 2007, except for the obligations of the Puerto Rico government described above, are primarily associated with U.S. government sponsored entities and Treasury obligations, and to a lesser extent, U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly liquid securities which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities at March 31, 2007 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the quarter ended March 31, 2007, the Corporation recognized through earnings approximately $29.3 million in losses in interest-only securities classified as available-for-sale and $7.6 million in losses in equity securities that management considered to be other-than-temporarily impaired.
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

	March 31, 2007		December 31, 2006		March 31, 2006
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,307,581	$1,292,296	$1,539,651	$1,517,525	$1,715,490	$1,691,774
FHLB	6,015,720	5,902,317	6,230,841	6,086,885	7,652,208	7,435,051
Freddie Mac	1,073,605	1,063,275	1,149,185	1,134,853	1,291,314	1,271,426

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of March 31, 2007, December 31, 2006 and March 31, 2006 were as follows:

	AS OF MARCH 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$70,862	$1,493	$145	$72,210
Collateralized mortgage obligations	368	—	20	348
Others	16,253	68	11	16,310

	$87,483	$1,561	$176	$88,868

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$3,017	—	—	$3,017
Obligations of Puerto Rico, States and political subdivisions	72,152	$1,559	$161	73,550
Collateralized mortgage obligations	381	—	21	360
Others	15,790	60	13	15,837

	$91,340	$1,619	$195	$92,764

	AS OF MARCH 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$238,520	$57	$2	$238,575
Obligations of Puerto Rico, States and political subdivisions	73,045	925	216	73,754
Collateralized mortgage obligations	456	—	25	431
Others	32,364	108	15	32,457

	$344,385	$1,090	$258	$345,217

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007, December 31, 2006 and March 31, 2006:

	AS OF MARCH 31, 2007
	12 months or more and Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$25,272	$145	$25,127
Collateralized mortgage obligations	368	20	348
Others	1,250	11	1,239

	$26,890	$176	$26,714

	AS OF DECEMBER 31, 2006
	12 months or more and Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$26,623	$161	$26,462
Collateralized mortgage obligations	381	21	360
Others	1,250	13	1,237

	$28,254	$195	$28,059

	AS OF MARCH 31, 2006
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$13,577	$2	$13,575
Obligations of Puerto Rico, States and political subdivisions	11,255	102	11,153
Others	1,250	15	1,235

	$26,082	$119	$25,963

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$22,389	$114	$22,275
Collateralized mortgage obligations	456	25	431
Others	250	—	250

	$23,095	$139	$22,956

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$13,577	$2	$13,575
Obligations of Puerto Rico, States and political subdivisions	33,644	216	33,428
Collateralized mortgage obligations	456	25	431
Others	1,500	15	1,485

	$49,177	$258	$48,919

Management believes that the unrealized losses in the held-to-maturity portfolio at March 31, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.

Note 7 – Mortgage Servicing Rights
The Corporation recognizes as assets the rights to service loans for others whether these are purchased or the servicing rights result from asset transfers (sales and securitizations). Commencing in 2007 and in accordance with SFAS No. 156, the Corporation no longer records servicing rights for on-balance sheet securitization transactions.
Effective January 1, 2007, under SFAS No. 156, the Corporation identified servicing rights related to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to these mortgage servicing rights (“MSRs”). These MSRs are segregated between loans serviced by PFH and by the Corporation’s banking subsidiaries. Fair value determination is performed on a subsidiary basis, with assumptions varying in accordance with the types of assets or markets served (i.e. PFH — primarily subprime mortgage loans vs. banking subsidiaries – primarily conforming loans). Servicing rights associated with Small Business Administration (“SBA”) commercial loans, the other class of servicing assets held by the Corporation, will continue to be accounted at the lower of cost or market method.
Classes of servicing rights were determined based on market inputs used in estimating the fair value of the servicing assets in the different markets or types of assets served. Although the Corporation currently does not hedge the risk of changes in the fair value of MSRs, it may do so in the future as part of the Corporation’s risk management practices. Management also considered trends in the markets and elections by other major participants in the industries served in determining the accounting methodology to be followed for the different types of servicing rights.
Under the fair value accounting method of SFAS No. 156, purchased MSRs and MSRs resulting from asset transfers are capitalized and carried at fair value. Prior to the adoption of SFAS No. 156, the Corporation capitalized purchased residential MSRs at cost, and MSRs from asset transfers based on the relative fair value of the servicing right and the residential mortgage loan at the time of sale. Prior to SFAS No. 156, both purchased MSRs and MSRs from asset transfers were accounted at quarter-end at the lower of cost or market value.
Effective January 1, 2007, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156, the Corporation recorded a cumulative effect adjustment to increase the 2007 beginning balance of retained earnings in stockholders’ equity. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

	Banking subsidiaries	PFH	Total
(In thousands)	Residential MSRs	Residential MSRs

Balance at December 31, 2006	$77,801	$82,338	$160,139
Remeasurement upon adoption of SFAS No. 156 (a)	13,630	1,700	15,330

Balance at January 1, 2007	$91,431	$84,038	$175,469

(a)	The remeasurement effect, net of deferred taxes, amounted to $9.6 million on a consolidated basis.

At the end of each quarter, the Corporation uses a discounted cash flow model to estimate the fair value of MSRs, which is benchmarked against third party opinions of value. The discounted cash flow model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Corporation uses assumptions in the model that it believes are comparable to those used by brokers or other service providers. Refer to Note 8 – Retained Interests on Mortgage Loan Sales / Securitizations for information on assumptions used in the valuation model of MSRs as of March 31, 2007.

The change in MSRs measured using the fair value method for the quarter ended March 31, 2007 was:

	Banking
	subsidiaries	PFH	Total
(In thousands)	Residential MSRs	Residential MSRs

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	795	—	795
Servicing from securitizations or asset transfers	6,054	—	6,054
Changes due to payments on loans (1)	(2,120)	(8,412)	(10,532)
Changes in fair value due to changes in valuation model inputs or assumptions	2,261	(1,404)	857

Fair value at March 31, 2007	$98,421	$74,222	$172,643

(1)	Represents changes due to collection / realization of expected cash flows over time.

The changes in amortized MSRs for the quarter ended March 31, 2006 were:

(In thousands)	Residential MSRs

Balance at December 31, 2005	$137,701
Rights originated	31,407
Rights purchased	8,272
Amortization	(16,759)

Balance at March 31, 2006	$160,621
Less: Valuation allowance	446

Balance at March 31, 2006, net of valuation allowance	$160,175

Fair value at March 31, 2006	$182,288

Residential mortgage loans serviced for others were $14.8 billion at March 31, 2007 (December 31, 2006 — $13.3 billion; March 31, 2006 — $11.5 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statement of income, include the changes from period to period in fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, representing changes due to collection / realization of expected cash flows. Prior to the adoption of SFAS No. 156, the Corporation carried residential MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in net mortgage servicing fees.
Note 8 – Retained Interests on Sales of Mortgage Loans
Popular Financial Holdings
The Corporation, through its consumer lending subsidiary PFH, has retained mortgage servicing rights and interest-only securities (“IOs” or “residual interests”) on securitizations of subprime mortgage loans.
IOs retained as part of off-balance sheet securitizations of subprime mortgage loans prior to 2006 are classified as investment securities available-for-sale and are presented at fair value in the unaudited consolidated statements of condition. PFH’s IOs classified as available-for-sale as of March 31, 2007 amounted to $19 million. In the quarter ended March 31, 2007, the Corporation recognized other-than-temporary impairment losses of $29.3 million on these IOs.
Commencing in January 2006, the IOs derived from newly-issued PFH’s off-balance sheet securitizations are accounted as trading securities. As such, any valuation adjustment related to these particular IOs is being recorded as part of trading account profit (loss) in the consolidated statements of income. IOs accounted for as trading securities from PFH’s securitizations approximated $14 million at March 31, 2007. In the first quarter of 2007, the Corporation recognized trading losses of $23.5 million on these IOs.

Key economic assumptions used to estimate the fair value of IOs and MSRs derived from PFH’s securitizations and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	March 31, 2007			December 31, 2006
		MSRs			MSRs
		Fixed-rate	ARM		Fixed-rate
(In thousands)	IOs	loans	loans	IOs	loans	ARM loans

Carrying amount of retained interests	$32,870	$32,983	$26,830	$85,965	$38,017	$29,838
Fair value of retained interests	$32,870	$32,983	$26,830	$85,965	$37,815	$32,212
Weighted average life of collateral (in years)	2.7 years	3.1 years	2.0 years	3.2 years	3.1 years	2.1 years

Weighted average prepayment speed (annual rate)	28% (Fixed-rate loans)			28% (Fixed-rate loans)
	35% (ARM loans)	28%	35%	35% (ARM loans)	28%	35%
Impact on fair value of 10% increase in prepayment rate	($1,425)	$312	($147)	($5,543)	$210	($149)
Impact on fair value of 20% increase in prepayment rate	($2,234)	$457	($192)	($9,284)	$234	($200)
Weighted average discount rate (annual rate)	25%	17%	17%	17%	16%	16%
Impact on fair value of 10% adverse change	($1,915)	($795)	($537)	($4,172)	($901)	($542)
Impact on fair value of 20% adverse change	($3,718)	($1,555)	($1,012)	($8,081)	($1,761)	($1,060)

Expected credit losses (annual rate)	3.17% to 6.46%	—	—	1.28% to 3.19%	—	—
Impact on fair value of 10% adverse change	($6,539)	—	—	($4,792)	—	—
Impact on fair value of 20% adverse change	($12,307)	—	—	($9,558)	—	—

PFH as servicer collects prepayment penalties on a substantial portion of the underlying serviced loans; as such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.
The amounts included in the tables above exclude any purchased MSRs since these assets were not derived from securitizations or loan sales executed by the Corporation. Purchased MSRs are valued under the same framework and the valuations are based on substantially similar assumptions.
Banking subsidiaries
The Corporation’s banking subsidiaries also retain servicing responsibilities in connection with the wholesale of mortgage loans to third-parties. Also, servicing responsibilities are retained under pooling / selling arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized by the Corporation’s banking subsidiaries in which the Corporation retains a servicing right have fixed rates. Under the servicing agreements, the banking subsidiaries do not earn significant prepayment penalties on the underlying loans serviced.

Key economic assumptions used in measuring the MSRs at the date of the securitizations and whole loan sales by the banking subsidiaries performed during the quarter ended March 31, 2007 were:

MSRs

Prepayment speed	13.0%
Weighted average life (in years)	7.7 years
Discount rate (annual rate)	10.0%

Key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	March 31, 2007	December 31, 2006
(In thousands)	MSRs	MSRs

Fair value of retained interests	$81,687	$73,332
Weighted average life (in years)	9.9 years	9.2 years
Weighted average prepayment speed (annual rate)	10.1%	14.0%
Impact on fair value of 10% adverse change	($3,259)	($1,868)
Impact on fair value of 20% adverse change	($5,490)	($4,151)
Weighted average discount rate (annual rate)	10.6%	10.3%
Impact on fair value of 10% adverse change	($3,751)	($2,142)
Impact on fair value of 20% adverse change	($6,420)	($4,200)

The amounts of MSRs presented in the table above exclude purchased MSRs.
The expected credit losses for the residential mortgage loans securitized / sold by the Corporation’s banking subsidiaries, including securitizations effected on a recourse basis, are minimal.
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
Note 9 – Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2006 Annual Report for a complete description of the Corporation’s derivative activities.

Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of March 31, 2007 and December 31, 2006 were as follows:

As of March 31, 2007
			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$165,300	$47	$40	$4

Liability Hedges
Interest rate swaps	$390,000	$646	$1,012	($238)

As of December 31, 2006
			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$190,000	$175	$2	$106	—

Liability Hedges
Interest rate swaps	$390,000	$887	$523	$237

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forwards are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at March 31, 2007 have a maximum remaining maturity of 79 days.
Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at March 31, 2007 and December 31, 2006 were as follows:

As of March 31, 2007
		Fair Values
	Notional	Derivative	Derivative
(In thousands)	amount	assets	liabilities

Forward contracts	$637,141	$570	$258
Futures contracts	2,000	4	—
Call options and put options	75,500	291	63
Interest rate swaps associated with:
- short-term borrowings	400,000	1,355	—
- bond certificates offered in an on-balance sheet securitization	478,358	560	1,357
- financing of auto loan portfolio held-for-investment	429,622	—	212
- swaps with corporate clients	510,138	—	1,274
- swaps offsetting position of corporate client swaps	510,138	1,274	—
- investment securities	89,385	—	2,054
- mortgage loan portfolio prior to securitization	325,000	134	1,262
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	158	—	2
Foreign currency and exchange rate commitments w/ counterparty	157	3	—
Interest rate caps	798,576	2,861	—
Interest rate caps for benefit of corporate clients	50,000	—	42
Indexed options on deposits	196,296	39,372	—
Indexed options on S&P Notes	31,152	5,781	—
Bifurcated embedded options	218,966	—	44,372
Mortgage rate lock commitments	294,190	418	299

Total	$5,080,240	$52,623	$51,195

As of December 31, 2006
		Fair Values
	Notional	Derivative	Derivative
(In thousands)	amount	assets	liabilities

Forward contracts	$400,572	$1,277	$125
Call options and put options	37,500	83	46
Interest rate swaps associated with:
- short-term borrowings	400,000	2,153	—
- bond certificates offered in an on-balance sheet securitization	516,495	90	1,168
- financing of auto loan portfolio held-for-investment	470,146	728	—
- auto loans approvals locked interest rates	17,442	22	—
- swaps with corporate clients	410,533	—	2,146
- swaps offsetting position of corporate client swaps	410,533	2,146	—
- investment securities	89,385	—	1,645
- mortgage loan portfolio prior to securitization	75,000	302	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	103	—	2
Foreign currency and exchange rate commitments w/ counterparty	103	2	—
Interest rate caps	889,417	4,099	—
Interest rate caps for benefit of corporate clients	50,000	—	90
Indexed options on deposits	204,946	38,323	—
Indexed options on S&P Notes	31,152	5,648	—
Bifurcated embedded options	229,455	—	43,844
Mortgage rate lock commitments	215,676	13	635

Total	$4,481,921	$54,886	$49,701

Interest Rate Swaps
The Corporation has an interest rate swap outstanding to economically hedge the payments of the bond certificates offered as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized gains of $281 thousand for the quarter ended March 31, 2007 due to changes in their fair value.
The Corporation has interest rate swaps to economically hedge the cost of short-term debt. For the first quarter of 2007, the Corporation recognized as part of short-term interest expense a loss of $798 thousand due to changes in these swaps’ fair value.
Additionally, the Corporation entered into amortizing swap contracts to economically convert to a fixed rate the cost of funds associated with a “held-for-investment” auto loan portfolio. For the quarter ended March 31, 2007, losses of $940 thousand were recognized as part of long-term interest expense.
The Corporation has interest rate swaps to economically hedge the changes in fair value of loans acquired and originated prior to securitization. During the quarter ended March 31, 2007, losses of $1.4 million were recognized as part of long-term interest expense.
Interest Rate Caps
The Corporation has interest rate caps in conjunction with a series of mortgage loan securitizations that are used to limit the interest rate payable to the security holders. These interest rate caps are designated as non-hedging derivative instruments and are marked-to-market currently in the consolidated statements of income. Losses of $1.2 million for the first quarter of 2007 were recognized as part of long-term interest expense.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sale agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair value with changes directly reported in income as part of gain on sale of loans. For the first quarter of 2007, losses of $672 thousand were recognized due to changes in fair value of these forward sale commitments.

Note 10 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the quarters ended March 31, 2007 and 2006, allocated by reportable segment were as follows (refer to Note 21 for the definition of the Corporation’s reportable segments):

	2007
	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	March 31, 2007

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,391	—	—	4,391
Popular North America:
Banco Popular North America	568,647	—	—	568,647
Popular Financial Holdings	—	—	—	—
EVERTEC	45,142	$775	($12)	45,905

Total Popular, Inc.	$667,853	$775	($12)	$668,616

	2006
		Purchase
	Balance at	accounting		Balance at
(In thousands)	January 1, 2006	adjustments	Other	March 31, 2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,110	—	—	4,110
Popular North America:
Banco Popular North America	542,834	$1,966	($210)	544,590
Popular Financial Holdings	14,236	3	—	14,239
EVERTEC	43,131	—	—	43,131

Total Popular, Inc.	$653,984	$1,969	($210)	$655,743

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the first quarter of 2006 at the PNA reportable segment were mostly related to the E-LOAN acquisition.
During the fourth quarter of 2006, a goodwill impairment loss of $14 million was recognized in the Popular North America segment, specifically at Popular Financial Holdings, due to a restructuring plan. Refer to Note 22 for information on this plan.
At March 31, 2007, other than goodwill, the Corporation had $65 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark (December 31, 2006 — $65 million; March 31, 2006 — $59 million).

The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2007		December 31, 2006		March 31, 2006
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$76,708	$50,285	$76,708	$48,367	$76,956	$42,795

Other customer relationships	11,672	2,670	11,156	2,171	8,393	884

Other intangibles	9,099	3,980	9,099	3,426	9,320	2,234

Total	$97,479	$56,935	$96,963	$53,964	$94,669	$45,913

During the quarter ended March 31, 2007, the Corporation recognized $3.0 million in amortization expense related to other intangible assets with definite lives (March 31, 2006 — $2.7 million).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2007	$10,346
2008	8,564
2009	6,742
2010	5,787
2011	4,112
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 11 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Federal funds purchased	$1,390,015	$1,276,818	$1,448,640
Assets sold under agreements to repurchase	4,882,402	4,485,627	6,866,740

	$6,272,417	$5,762,445	$8,315,380

Other short-term borrowings consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Advances with FHLB paying interest at:
-fixed rates ranging from 5.40% to 5.44% (March 31, 2006 – 4.81% to 5.00%)	$355,000	$230,000	$250,000
-a floating rate of 0.06% over the fed funds rate (Fed funds rate at March 31, 2006 was 4.88%)	—	—	105,000

Advances under credit facilities with other institutions at:
-fixed rates ranging from 5.32% to 5.57% (March 31, 2006 – 4.32% to 4.96%)	433,000	386,000	144,214
-floating rates ranging from 0.45% to 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at March 31, 2006 was 4.83%)	—	481,062	24,202
-a floating rate of 0.20% (March 31, 2006 – 0.16%) over the 3-month LIBOR rate (3-month LIBOR rate at March 31, 2007 was 5.35%; March 31, 2006 – 5.00%)	10,000	10,000	20,000

Commercial paper at rates ranging from 4.80% to 5.41% (March 31, 2006 – 3.97% to 4.89%)	99,578	193,383	376,813

Term funds purchased at:
-fixed rates ranging from 5.28% to 5.38% (March 31, 2006 – 4.59% to 4.81%)	1,935,000	2,140,900	1,375,000
-a floating rate of 0.08% over the fed funds rate (Fed funds rate at March 31, 2007 was 5.38%; March 31, 2006 - 4.88%)	275,000	500,000	350,000

Others	94,394	92,780	292

	$3,201,972	$4,034,125	$2,645,521

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Advances with FHLB:
-maturing from 2007 through 2018 paying interest at fixed rates ranging from 3.07% to 6.55% (March 31, 2006 – 1.77% to 6.98%)	$237,289	$289,881	$663,847
-maturing in 2008 paying interest monthly at a floating rate of 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at March 31, 2007 was 5.32%; March 31, 2006 – 4.83%)	250,000	250,000	250,000
-maturing in 2007 paying interest quarterly at the 3-month LIBOR rate less 4 basis points (3-month LIBOR rate at March 31, 2007 was 5.35%; March 31, 2006 – 5.00%)	6,000	6,000	7,250
-maturing in 2007 paying interest monthly at the 1-month LIBOR rate plus 2 basis points (1-month LIBOR rate at March 31, 2007 was 5.32%; March 31, 2006 – 4.83%)	5,000	5,000	5,000

Advances under revolving lines of credit maturing in 2007 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate (1-month LIBOR rate at March 31, 2007 was 5.32%; March 31, 2006 – 4.83%)	410,737	426,687	279,626

Advances under revolving lines of credit with maturities until 2008 paying interest quarterly at a floating rate of 0.35% (March 31, 2006 — 0.35% to 0.45%) over the 3-month LIBOR rate (3-month LIBOR rate at March 31, 2007 was 5.35%; March 31, 2006 – 5.00%)	69,996	69,994	94,989

Term notes with maturities ranging from 2007 through 2011 paying interest semiannually at fixed rates ranging from 3.35% to 5.65% (March 31, 2006 – 2.70% to 6.80%)	2,014,533	2,014,928	2,461,984

Term notes with maturities until 2009 paying interest quarterly at floating rates ranging from 0.35% to 0.40% (March 31, 2006 – 0.35%) over the 3-month LIBOR rate (3-month LIBOR rate at March 31, 2007 was 5.35%; March 31, 2006 – 5.00%)	349,399	349,295	149,682

Term notes with maturities until 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities until 2013 paying interest monthly at a floating rate of 3.00% over the 10-year US treasury notes rate (average 10-year US treasury notes rate at March 31, 2007 was 4.62%; March 31, 2006 – 4.85%)	8,833	10,428	12,127

Secured borrowings with maturities until 2015 paying interest monthly at fixed rates ranging from 3.86% to 7.12% (March 31, 2006 – 2.48% to 7.12%)	2,611,445	2,695,916	3,266,705

Secured borrowings with maturities until 2015 paying interest monthly at rates ranging from 0.10% to 3.50% over the 1-month LIBOR rate (1-month LIBOR rate at March 31, 2007 was 5.32%; March 31, 2006 – 4.83%)	1,495,005	1,708,650	1,854,642

Notes linked to the S&P 500 Index maturing in 2008	36,342	36,112	33,997

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 17)	849,672	849,672	849,672

Other	21,474	21,583	597

	$8,368,825	$8,737,246	$9,933,218

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Note 12 – Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $23 million and $186 million, respectively, at March 31, 2007 (December 31, 2006 — $21 million and $181 million; March 31, 2006 — $23 million and $183 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
At March 31, 2007, the Corporation recorded a liability of $774 thousand (December 31, 2006 — $658 thousand; March 31, 2006 — $688 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The standby letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in standby letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries which aggregated to $3.2 billion at March 31, 2007 (December 31, 2006 — $3.3 billion and March 31, 2006 — $4.1 billion). In addition, at March 31, 2007, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2006 and March 31, 2006 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 13 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended March 31,
(In thousands)	2007	2006

Credit card fees and discounts	$23,524	$22,573
Debit card fees	16,101	14,919
Insurance fees	12,949	12,141
Processing fees	12,112	10,279
Net mortgage servicing fees	6,436	2,952
Other	16,727	17,482

Total	$87,849	$80,346

Note 14 – Income Taxes
As indicated in Note 2, the Corporation adopted FIN 48 effective January 1, 2007. The initial adoption of FIN 48 had no impact on the Corporation’s financial statements since management determined that there was no need to recognize changes in the liability for unrecognized tax benefits.
The reconciliation of unrecognized tax benefits, including accrued interest, for the quarter ended March 31, 2007 was as follows:

(In millions)

Balance as of January 1, 2007	$20.4
Additions for tax positions of current period	1.7

Balance as of March 31, 2007	$22.1

As of March 31, 2007, the related accrued interest approximated $2.4 million. Management has determined that as of March 31, 2007 there is no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, in other operating expenses in the consolidated statements of income.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate was approximately $19.2 million.
The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of March 31, 2007, the following years remain subject to examination: U.S. Federal jurisdiction – 2005 and 2006 and Puerto Rico – 2003 through 2006. The U.S. Internal Revenue Service (“IRS”) commenced its examination of the Corporation’s U.S. operations tax return for 2005 that is anticipated to be finished by the end of 2007. As of March 31, 2007, the IRS has not proposed any adjustment as a result of the audit. Although the outcome of tax audits is uncertain, the Corporation believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
Note 15 – Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at March 31, 2007 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options as of March 31, 2007:

(Not in thousands)
		Weighted Average	Weighted Average		Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Options	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding	Exercisable	Options Exercisable
			(in years)	(fully vested)

$14.39 - $18.50	1,524,788	$15.81	5.49	1,388,460	$15.71
$19.25 - $27.20	1,604,989	$25.27	7.25	1,016,366	$25.05

$14.39 - $27.20	3,129,777	$20.66	6.39	2,404,826	$19.66

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $13.4 million and $1.4 million, respectively.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2006	3,223,703	$20.63
Granted	—	—
Exercised	(39,449)	15.78
Forfeited	(37,818)	23.75
Expired	(1,637)	24.05

Outstanding at December 31, 2006	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(1,679)	27.20
Expired	(3,279)	24.05

Outstanding at March 31, 2007	3,129,777	$20.66

The stock options exercisable at March 31, 2007 totaled 2,404,826 (March 31, 2006 – 1,964,536). The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $28 thousand (March 31, 2006 — $42 thousand).
There were no new grants issued by the Corporation under the Stock Option Plan during 2006 and 2007.
The cash received from the stock options exercised during the quarter ended March 31, 2007 amounted to $159 thousand.
The Corporation recognized $0.5 million in stock option expense for the quarter ended March 31, 2007 (March 31, 2006 — $0.8 million), with a tax benefit of $0.2 million (March 31, 2006 — $0.3 million). The total unrecognized compensation cost at March 31, 2007 related to non-vested stock option awards was $3.0 million and is expected to be recognized over a weighted-average period of 1.5 years.
Incentive Plan
The Incentive Plan permits the granting of incentive awards in the form of an Annual Incentive Award, a Long-term Performance Unit Award, an Option, a Stock Appreciation Right, Restricted Stock, Restricted Unit or Performance

Share. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation and / or any of its subsidiaries are eligible to participate in the Incentive Plan. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. The Corporation’s policy with respect to the shares of restricted stock has been to purchase such shares in the open market to cover each grant.
Under the Incentive Plan, the Corporation has issued only restricted shares, which become vested based on the employees’ continued service with Popular. The compensation cost associated with the shares of restricted stock is estimated based on a two-prong vesting schedule, unless otherwise stated in an agreement. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service.
Beginning in 2007, the Corporation authorized the issuance of performance shares in addition to restricted shares under a long-term incentive plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date. As of March 31, 2007, no shares have been granted under this plan.
The following table summarizes the restricted stock activity under the Incentive Plan and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	172,622	$27.65
Granted	444,036	20.54
Vested	—	—
Forfeited	(5,188)	19.95

Non-vested at December 31, 2006	611,470	$22.55
Granted	—	—
Vested	(69,471)	20.56
Forfeited	(588)	19.95

Non-vested at March 31, 2007	541,411	$22.81

During the quarter ended March 31, 2007, no shares of restricted stock were awarded to management under the Incentive Plan (March 31, 2006 – 444,036).
During the quarter ended March 31, 2007, the Corporation recognized $1.4 million (March 31, 2006 - $1.3 million) of restricted stock expense related to management incentive awards, with an income tax benefit of $0.5 million (March 31, 2006 — $0.5 million). The total unrecognized compensation cost related to non-vested restricted stock awards was $5.1 million and is expected to be recognized over a weighted-average period of 3.0 years.
A vesting of restricted stocks triggered a shortfall of $0.2 million for the quarter ended March 31, 2007, which was recorded as an additional income tax expense.

The following table summarizes the restricted stock under Incentive Award to members of the Board of Directors and related information:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	46,948	$23.61
Granted	32,267	19.82
Vested	(2,601)	23.54
Forfeited	—	—

Non-vested at December 31, 2006	76,614	$22.02
Granted	2,612	18.66
Vested	(15,011)	22.01
Forfeited	—	—

Non-vested at March 31, 2007	64,215	$21.88

During the quarter ended March 31, 2007, the Corporation granted 2,612 (March 31, 2006 – 1,276) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $160 thousand, with a tax benefit of $62 thousand (March 31, 2006 — $150 thousand, with a tax benefit of $59 thousand) of restricted stock expense related to these restricted stock grants.
Note 16 – Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters ended March 31, 2007 and 2006 were as follows:

	Pension Plans		Benefit Restoration Plans
	March 31,		March 31,
(In thousands)	2007	2006	2007	2006

Service cost	$3,106	$3,135	$237	$262
Interest cost	7,973	7,641	420	400
Expected return on plan assets	(10,524)	(9,978)	(368)	(264)
Amortization of prior service cost	52	44	(13)	(13)
Amortization of net loss	—	488	248	276

Net periodic cost	607	1,330	524	661
Curtailment gain	(246)	—	(258)	—

Total cost	$361	$1,330	$266	$661

During the first quarter of 2007, the Corporation adopted an amendment to freeze the benefits for all employees under the U.S. Retirement and Restoration plans. These plans were remeasured at January 31, 2007 to account for the freeze. The discount rate of the U.S. Retirement plan was changed to 4.5% to reflect the expected plan termination. The remeasurement and curtailment effects were considered for these plans and are included as part of the March 31, 2007 disclosures.
For the quarter ended March 31, 2007, contributions made to the pension and restoration plans approximated $1.4 million. The total contributions expected to be paid during 2007 for the pension and restoration plans approximate $2.2 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2007 and 2006 were as follows:

	March 31,
(In thousands)	2007	2006

Service cost	$578	$712
Interest cost	1,889	1,927
Amortization of prior service cost	(262)	(262)
Amortization of net loss	—	240

Total net periodic cost	$2,205	$2,617

For the quarter ended March 31, 2007, contributions made to the postretirement benefit plan approximated $1.7 million. The total contributions expected to be paid during 2007 for the postretirement benefit plan approximate $6.4 million.
Note 17 – Trust Preferred Securities
At March 31, 2007 and 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts follows:
(In thousands, including reference notes)

			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II

Issuance date	February 1997	October 2003	September 2004	November 2004
Capital securities	$144,000	$300,000	$250,000	$130,000
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$4,640	$9,279	$7,732	$4,021
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)

(a)	Statutory business trust that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150,000. In 2003, the Corporation reacquired $6,000 of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval. A capital treatment event would include a change in the regulatory capital treatment of the capital securities as a result of the recent accounting changes affecting the criteria for consolidation of variable interest entities such as the trust under FIN 46(R).

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.
The Capital Securities of Popular Capital Trust I and Popular Capital Trust II are traded on the NASDAQ under the symbols “BPOPN” and “BPOPM”, respectively.
Under the Federal Reserve Board’s risk-based capital guidelines, the capital securities are included as part of the Corporation’s Tier I capital.
Note 18 — Stockholders’ Equity
During the fourth quarter of 2005, existing shareholders of record of the Corporation’s common stock at November 7, 2005 fully subscribed to an offering of 10,500,000 newly issued shares of Popular, Inc.’s common stock at a price of $21.00 per share under a subscription rights offering. This offering resulted in approximately $216 million in additional capital, of which approximately $175 million impacted stockholders’ equity at December 31, 2005 and the remainder impacted the Corporation’s financial condition in the first quarter of 2006. As of December 31, 2005, this subscription rights offering resulted in 8,614,620 newly issued shares of common stock; the remaining 1,885,380 were issued during the first quarter of 2006.
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $346 million at March 31, 2007 (December 31, 2006 — $346 million; March 31, 2006 — $317 million). During the three months ended March 31, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the quarter ended March 31, 2007.

Note 19 — Earnings per Common Share
The computation of earnings per common share (“EPS”) follows:

	Quarter ended
	March 31,
(In thousands, except share information)	2007	2006

Net income	$118,647	$118,503
Less: Preferred stock dividends	2,978	2,978

Net income applicable to common stock	$115,669	$115,525

Average common shares outstanding	279,046,312	278,085,861
Average potential common shares	147,512	329,676

Average common shares outstanding – assuming dilution	279,193,824	278,415,537

Basic and diluted EPS	$0.41	$0.42

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2007, there were 1,761,311 weighted average antidilutive stock options outstanding (March 31, 2006 – 1,898,838). All shares of restricted stock are treated as outstanding for purposes of this computation.
Note 20 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
As mentioned in Note 1 of the Corporation’s 2006 Annual Report, as of the end of the first quarter of 2006, all subsidiaries of the Corporation had changed the reporting period to a December 31st calendar period. The impact of this change corresponds to the financial results for the month of December 2005 for those subsidiaries which implemented the change in the first reporting period of 2006.
The following table reflects the effect in the Consolidated Statements of Cash Flows of the change in reporting period mentioned above.

Quarter ended
(In thousands)	March 31, 2006

Net cash used in operating activities	($80,906)
Net cash (used in) provided by investing activities	(104,732)
Net cash provided by financing activities	197,552

Net increase (decrease) in cash and due from banks	$11,914

Loans receivable transferred to other real estate and other property for the three months ended March 31, 2007 amounted to $38 million and $9 million, respectively (March 31, 2006 — $36 million and $7 million, respectively).
During the three months ended March 31, 2006, $464 million in non-conforming loans classified as held-in-portfolio were pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statement of cash flows. In addition, the consolidated statements of cash flows exclude the effect of $343 million and $157 million in non-cash reclassifications of loans held-for-sale securitized into trading securities for the three months ended March 31, 2007 and 2006, respectively.

Note 21 — Segment Reporting
Commencing in the first quarter of 2007, the Corporation’s corporate structure consists of three reportable segments – Banco Popular de Puerto Rico, Popular North America and EVERTEC. Also, a corporate group has been defined to support the reportable segments.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services.
As indicated in the 2006 Annual Report, in January 2007, the Corporation announced a restructuring and integration plan (the “Restructuring Plan”) for PFH’s businesses. The Restructuring Plan, which is being implemented throughout 2007, has the following four basic components:
o	Exiting the wholesale subprime mortgage origination business during the first quarter of 2007, which entailed shutting down the wholesale broker, retail and call center business divisions;

o	Consolidating support activities at PFH (Finance, Credit Risk, Compliance, Human Resources, Facilities) within BPNA to reduce expenses;

o	Integrating PFH’s existing commercial lending businesses (mortgage warehouse, mixed use, and construction lending) into BPNA’s business lending groups; and

o	Focusing on the core Equity One network of 132 consumer finance branches in 15 states.
As part of the Restructuring Plan, the Corporation also executed an internal corporate reorganization of its U.S. subsidiaries. In January 2007, E-LOAN, as well as all of its direct and indirect subsidiaries, with the exception of E-LOAN Insurance Services, Inc. and E-LOAN International, Inc., became operating subsidiaries of BPNA. Prior to the consummation of this U.S. reorganization, E-LOAN was a direct wholly-owned subsidiary of PFH. E-LOAN continues to offer its broad range of products and conducts its direct activities through its online platform. Management will be leveraging the E-LOAN brand, technology and internet financial services platform over the next several years to complement BPNA’s community banking growth strategy.
This reorganization and the Restructuring Plan led management to redefine its business reportable segments. Commencing in 2007, the U.S. operations are defined as one reportable segment defined as “Popular North America”. This segment includes the operations of BPNA and PFH, including all of its wholly-owned subsidiaries.
The reportable segment disclosures for periods prior to 2007 were restated to reflect the new segmentation.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes approximately 73% of the Corporation’s net income for the quarter ended March 31, 2007, and 54% of its total assets as of March 31, 2007, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
Popular North America:
Popular North America, which includes the Corporation’s U.S. operations, consists of:
•	BPNA, including its subsidiaries E-LOAN, Popular Leasing, U.S.A. and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in 6 states, while E-LOAN provides online consumer direct lending and supports BPNA’s deposit gathering through its online platform. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Leasing, U.S.A. provides mainly small to mid-ticket commercial and medical equipment financing. The U.S. operations also include the mortgage business unit of Banco Popular, National Association.

•	PFH, which activities are described above.
All of Popular’s U.S. operations now report to the same president. The PNA segment is disaggregated for additional disclosures between BPNA and PFH. The results of E-LOAN are included as part of BPNA for the quarters ended March 31, 2007 and 2006. PNA Holding Company only is included as part of the Corporate group.
EVERTEC:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; EVERTEC USA, Inc. incorporated in the United States; and ATH Costa Rica, S.A., EVERTEC Centroamérica S.A. and T.I.I. Smart Solutions Inc. located in Costa Rica. In addition, this reportable segment includes the equity investments in CONTADO and Servicios Financieros, S.A. de C.V. (“Serfinsa”), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
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

\

                                2007
For the quarter ended March 31, 2007

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (loss)	$232,224	$132,095	($233)	—	$364,086
Provision for loan losses	46,998	49,341	—	—	96,339
Non-interest income	116,752	(18,306)	59,622	($34,333)	123,735
Amortization of intangibles	662	2,073	248	—	2,983
Depreciation expense	10,724	4,636	4,062	(18)	19,404
Other operating expenses	173,828	156,655	43,898	(34,364)	340,017
Income tax	30,495	(35,024)	3,935	19	(575)

Net income (loss)	$86,269	($63,892)	$7,246	$30	$29,653

Segment Assets	$25,644,976	$21,180,850	$230,080	($63,735)	$46,992,171

For the quarter ended March 31, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$364,086	($9,403)	$299	$354,982
Provision for loan losses	96,339	7	—	96,346
Non-interest income	123,735	129,663	(1,222)	252,176
Amortization of intangibles	2,983	—	—	2,983
Depreciation expense	19,404	588	—	19,992
Other operating expenses	340,017	13,943	(1,607)	352,353
Income tax	(575)	17,136	276	16,837

Net income (loss)	$29,653	$88,586	$408	$118,647

Segment Assets	$46,992,171	$6,436,771	($6,264,278)	$47,164,664

                          2006
For the quarter ended March 31, 2006

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (loss)	$226,303	$143,179	($427)	—	$369,055
Provision for loan losses	23,789	25,158	—	—	48,947
Non-interest income	115,085	74,117	54,888	($33,930)	210,160
Amortization of intangibles	633	1,983	105	—	2,721
Depreciation expense	11,030	5,758	4,106	(19)	20,875
Other operating expenses	169,225	154,547	42,457	(33,944)	332,285
Impact of change in fiscal period	(2,072)	6,181	—	—	4,109
Income tax	38,653	8,968	2,718	13	50,352

Net income (loss)	$100,130	$14,701	$5,075	$20	$119,926

Segment Assets	$26,847,081	$21,289,438	$201,204	($111,962)	$48,225,761

For the quarter ended March 31, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (loss)	$369,055	($9,591)	$300	$359,764
Provision for loan losses	48,947	—	—	48,947
Non-interest income	210,160	18,989	(316)	228,833
Amortization of intangibles	2,721	—	—	2,721
Depreciation expense	20,875	564	—	21,439
Other operating expenses	332,285	17,225	(157)	349,353
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	50,352	(11,592)	(867)	37,893

Net income (loss)	$119,926	($294)	($1,129)	$118,503

Segment Assets	$48,225,761	$6,432,286	($6,066,344)	$48,591,703

During the three months ended March 31, 2007, the holding companies realized gains on sale of securities (before tax) of approximately $118.7 million, compared with gains on sale of securities, mainly marketable equity securities (before tax) of approximately $13.6 million in the quarter ended March 31, 2006. These net gains are included in “non-interest income” within the “Corporate” group.

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
                          2007
For the quarter ended March 31, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$90,428	$139,410	$2,247	$139	$232,224
Provision for loan losses	12,933	34,065	—	—	46,998
Non-interest income	23,107	73,894	19,851	(100)	116,752
Amortization of intangibles	220	333	109	—	662
Depreciation expense	3,804	6,645	275	—	10,724
Other operating expenses	44,305	113,449	16,174	(100)	173,828
Income tax	14,893	14,019	1,525	58	30,495

Net income	$37,380	$44,793	$4,015	$81	$86,269

Segment Assets	$11,292,949	$18,134,909	$596,197	($4,379,079)	$25,644,976

                          2006
For the quarter ended March 31, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$81,153	$142,946	$2,723	($519)	$226,303
Provision for loan losses	5,655	18,134	—	—	23,789
Non-interest income	23,139	71,487	21,980	(1,521)	115,085
Amortization of intangibles	218	338	77	—	633
Depreciation expense	3,454	7,301	275	—	11,030
Other operating expenses	43,673	110,216	15,629	(293)	169,225
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	16,073	19,353	3,712	(485)	38,653

Net income (loss)	$35,219	$59,091	$7,082	($1,262)	$100,130

Segment Assets	$10,750,862	$18,372,313	$1,025,734	($3,301,828)	$26,847,081

Additional disclosures with respect to the Popular North America reportable segment are as follows:
                          2007
For the quarter ended March 31, 2007

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$89,784	$41,654	$657	$132,095
Provision for loan losses	10,433	38,908	—	49,341
Non-interest income	56,942	(62,354)	(12,894)	(18,306)
Amortization of intangibles	2,073	—	—	2,073
Depreciation expense	4,023	613	—	4,636
Other operating expenses	105,687	51,320	(352)	156,655
Income tax	8,997	(39,156)	(4,865)	(35,024)

Net income (loss)	$15,513	($72,385)	($7,020)	($63,892)

Segment Assets	$12,862,809	$8,408,750	($90,709)	$21,180,850

                          2006
For the quarter ended March 31, 2006

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$97,308	$45,871	—	$143,179
Provision for loan losses	10,492	14,666	—	25,158
Non-interest income	53,026	21,154	($63)	74,117
Amortization of intangibles	1,894	89	—	1,983
Depreciation expense	4,199	1,559	—	5,758
Other operating expenses	105,906	48,641	—	154,547
Impact of change in fiscal period	—	6,181	—	6,181
Income tax	10,551	(1,561)	(22)	8,968

Net income (loss)	$17,292	($2,550)	($41)	$14,701

Segment Assets	$12,504,608	$8,848,496	($63,666)	$21,289,438

     A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended
	March 31,	March 31,
(In thousands)	2007	2006

Banco Popular dePuerto Rico:
P.R. Commercial Banking	$6	($304)
P.R. Consumer and Retail Banking	(15)	(668)
P.R. Other Financial Services	(129)	(78)
Popular North America:
Banco Popular North America	(27)	934
Popular Financial Holdings	—	—
EVERTEC	(34,168)	(33,814)

Total	($34,333)	($33,930)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

Geographic Information	Quarter ended
	March 31,	March 31,
(In thousands)	2007	2006

Revenues**
Puerto Rico	$477,985	$361,582
United States	107,239	206,802
Other	21,934	20,213

Total consolidated revenues	$607,158	$588,597

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net (loss) gain on sale and valuation adjustments of investment securities, trading account profit (loss), gain on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2007	2006	2006

Selected Balance Sheet Information:
Puerto Rico
Total assets	$24,607,654	$24,621,684	$25,997,603
Loans	14,906,570	14,735,092	14,105,008
Deposits	13,602,697	13,504,860	13,794,832
Mainland United States
Total assets	$21,330,513	$21,570,276	$21,445,054
Loans	17,319,205	17,363,382	16,737,800
Deposits	9,947,205	9,735,264	8,447,759
Other
Total assets	$1,226,497	$1,212,027	$1,149,046
Loans	654,841	638,465	587,577
Deposits *	1,188,151	1,198,207	1,169,221

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 22 – Restructuring Costs
     During the first quarter of 2007, the Corporation recorded pre-tax restructuring costs in the Popular North America segment related to the Restructuring Plan as follows:

	First Quarter
(In thousands)	2007

Personnel costs	$8,158	(a)
Net occupancy expenses	4,413	(b)
Equipment expenses	281
Professional fees	1,947	(c)
Communications	67
Other operating expenses	269

Total	$15,135

(a)	Severance, stay bonuses, related taxes, and other employee benefits

(b)	Lease terminations

(c)	Outplacement and professional service contract terminations

Of the above restructuring costs, approximately $7.7 million were recognized as a liability as of March 31, 2007, and are expected to be paid out in the second and third quarter of 2007.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and an impairment in goodwill of $14.2 million.
As of March 31, 2007, it is anticipated that the Restructuring Plan will result in estimated combined charges of approximately $36.6 million, broken out as follows:

	Impairments
	on goodwill
	and long-lived
(In thousands)	assets	Restructuring costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	—	—
September 30, 2007	—	—	—

Total	$21,471	$15,135	$36,606

The Corporation does not expect to incur additional significant restructuring costs in the remaining quarters of 2007. Settlement amounts in lease terminations may differ and are subject to the outcome of negotiations.
Note 23 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of March 31, 2007, December 31, 2006 and March 31, 2006, and the results of their operations and cash flows for the periods ended March 31, 2007 and 2006.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC Centroamérica S.A., T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Leasing, U.S.A., Popular Insurance Agency, U.S.A., Popular FS, LLC and E-LOAN, Inc.;

•	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.

The principal source of income for PIHC consists of dividends from BPPR. As a member subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At March 31, 2007, BPPR could have declared a dividend of approximately $164 million without the approval of the Federal Reserve Board (December 31, 2006 — $208 million; March 31, 2006 — $139 million) and BPNA could have declared a dividend of $191 million (December 31, 2006- $246 million; March 31, 2006 — $173 million). However, the Corporation has never received any dividend payments from its U.S. subsidiaries and it believes that the likelihood of receiving them in the foreseeable future is remote based on the growth it is undertaking in the U.S. mainland. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2006 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$1,439	$97	$356	$838,907	($87,249)	$753,550
Money market investments	196,500	1,500	235	752,434	(310,461)	640,208
Investment securities available-for-sale, at fair value	7,608	60,749		9,422,482	(12,478)	9,478,361
Investment securities held-to-maturity, at amortized cost	430,000	2,153		85,330	(430,000)	87,483
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	126,133		152,951
Trading account securities, at fair value				648,150		648,150
Investment in subsidiaries	3,186,977	1,065,820	2,001,751	753,343	(7,007,891)
Loans held-for-sale, at lower of cost or market value				1,049,230		1,049,230

Loans held-in-portfolio	380,491		2,950,021	35,729,280	(6,917,469)	32,142,323
Less – Unearned income				310,936		310,936
Allowance for loan losses	40			541,708		541,748

	380,451		2,950,021	34,876,636	(6,917,469)	31,289,639

Premises and equipment, net	25,226		134	565,797	(149)	591,008
Other real estate				89,479		89,479
Accrued income receivable	376	49	11,095	296,363	(23,092)	284,791
Other assets	62,951	59,576	45,532	1,211,228	(53,243)	1,326,044
Goodwill				668,616		668,616
Other intangible assets	554			104,600		105,154

	$4,306,507	$1,189,945	$5,021,516	$51,488,728	($14,842,032)	$47,164,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,264,637	($87,191)	$4,177,446
Interest bearing				20,798,968	(238,361)	20,560,607

				25,063,605	(325,552)	24,738,053

Federal funds purchased and assets sold under agreements to repurchase			$126,115	6,206,402	(60,100)	6,272,417
Other short-term borrowings			919,525	4,505,077	(2,222,630)	3,201,972
Notes payable	$484,637		2,835,305	9,714,966	(4,666,083)	8,368,825
Subordinated notes				430,000	(430,000)
Other liabilities	85,562	$93	90,372	761,199	(90,247)	846,979

	570,199	93	3,971,317	46,681,249	(7,794,612)	43,428,246

Minority interest in consolidated subsidiaries				110		110

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,754,694	3,961	2	70,421	(74,384)	1,754,694
Surplus	525,072	851,193	734,964	3,161,224	(4,742,380)	530,073
Retained earnings	1,678,827	387,292	331,808	1,753,773	(2,477,874)	1,673,826
Accumulated other comprehensive loss, net of tax	(203,935)	(52,594)	(16,575)	(177,674)	246,843	(203,935)
Treasury stock, at cost	(205,225)			(375)	375	(205,225)

	3,736,308	1,189,852	1,050,199	4,807,369	(7,047,420)	3,736,308

	$4,306,507	$1,189,945	$5,021,516	$51,488,728	($14,842,032)	$47,164,664

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$2	$157	$322	$1,015,470	($65,793)	$950,158
Money market investments	8,700	1,075	2,553	508,424	(219,044)	301,708
Investment securities available-for-sale, at fair value		71,262		9,782,815	(3,215)	9,850,862
Investment securities held-to-maturity, at amortized cost	430,000	2,157		89,183	(430,000)	91,340
Other investment securities, at lower of cost or realizable value	143,469	5,001	26,152	122,772		297,394
Trading account securities, at fair value				382,325		382,325
Investment in subsidiaries	3,177,371	1,135,808	2,062,710	816,684	(7,192,573)
Loans held-for-sale, at lower of cost or market value				719,922		719,922

Loans held-in-portfolio	467,649		2,958,559	35,467,096	(6,567,940)	32,325,364
Less – Unearned income				308,347		308,347
Allowance for loan losses	40			522,192		522,232

	467,609		2,958,559	34,636,557	(6,567,940)	31,494,785

Premises and equipment, net	25,628		134	569,545	(167)	595,140
Other real estate				84,816		84,816
Accrued income receivable	1,058	12	11,581	264,089	(28,500)	248,240
Other assets	60,430	42,883	28,125	1,528,398	(47,946)	1,611,890
Goodwill				667,853		667,853
Other intangible assets	554			107,000		107,554

	$4,314,821	$1,258,355	$5,090,136	$51,295,853	($14,555,178)	$47,403,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,287,868	($65,735)	$4,222,133
Interest bearing				20,283,441	(67,243)	20,216,198

				24,571,309	(132,978)	24,438,331
Federal funds purchased and assets sold under agreements to repurchase			$159,829	5,739,416	(136,800)	5,762,445
Other short-term borrowings	$150,787		894,959	5,297,595	(2,309,216)	4,034,125
Notes payable	484,406		2,835,595	9,651,217	(4,233,972)	8,737,246
Subordinated notes				430,000	(430,000)
Other liabilities	59,322	$60	78,988	758,613	(85,559)	811,424

	694,515	60	3,969,371	46,448,150	(7,328,525)	43,783,571

Minority interest in consolidated subsidiaries				110		110

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,753,146	3,961	2	70,421	(74,384)	1,753,146
Surplus	521,855	851,193	734,964	3,182,285	(4,763,441)	526,856
Retained earnings	1,599,145	458,922	406,811	1,804,476	(2,675,210)	1,594,144
Accumulated other comprehensive loss, net of tax	(233,728)	(55,781)	(21,012)	(207,443)	284,236	(233,728)
Treasury stock, at cost	(206,987)			(2,146)	2,146	(206,987)

	3,620,306	1,258,295	1,120,765	4,847,593	(7,226,653)	3,620,306

	$4,314,821	$1,258,355	$5,090,136	$51,295,853	($14,555,178)	$47,403,987

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$975	$7,415	$439	$905,160	($53,383)	$860,606
Money market investments	314,600	300	183	1,170,659	(495,827)	989,915
Investment securities available-for-sale, at fair value	11,319	63,986		11,441,847	(6,484)	11,510,668
Investment securities held-to-maturity, at amortized cost	430,000	2,167		342,218	(430,000)	344,385
Other investment securities, at lower of cost or realizable value	145,039	5,001	13,142	141,427		304,609
Trading account securities, at fair value				510,099	(487)	509,612
Investment in subsidiaries	3,047,205	1,166,381	2,085,191	818,175	(7,116,952)
Loans held-for-sale, at lower of cost or market value				535,719		535,719

Loans held-in-portfolio	47,465		2,712,867	34,103,750	(5,668,040)	31,196,042
Less – Unearned income				301,376		301,376
Allowance for loan losses	40			468,281		468,321

	47,425		2,712,867	33,334,093	(5,668,040)	30,426,345

Premises and equipment, net	26,231			574,783	(222)	600,792
Other real estate	99			82,253		82,352
Accrued income receivable	416	39	11,410	284,689	(21,934)	274,620
Other assets	56,541	43,409	28,025	1,267,580	(6,893)	1,388,662
Goodwill				655,743		655,743
Other intangible assets	554			107,121		107,675

	$4,080,404	$1,288,698	$4,851,257	$52,171,566	($13,800,222)	$48,591,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,507,290	($53,325)	$4,453,965
Interest bearing				19,059,837	(101,990)	18,957,847

				23,567,127	(155,315)	23,411,812
Federal funds purchased and assets sold under agreements to repurchase			$33,000	8,662,217	(379,837)	8,315,380
Other short-term borrowings		$31,489	541,027	3,120,849	(1,047,844)	2,645,521
Notes payable	$532,736		3,057,588	10,932,175	(4,589,281)	9,933,218
Subordinated notes				430,000	(430,000)
Other liabilities	60,111	1,188	62,859	713,895	(39,951)	798,102

	592,847	32,677	3,694,474	47,426,263	(6,642,228)	45,104,033

Minority interest in consolidated subsidiaries				113		113

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,748,983	3,961	2	70,385	(74,348)	1,748,983
Surplus	484,252	815,193	734,964	3,131,508	(4,679,054)	486,863
Retained earnings	1,529,245	498,823	452,861	1,780,841	(2,735,136)	1,526,634
Accumulated other comprehensive loss, net of tax	(255,265)	(61,956)	(31,044)	(233,639)	326,639	(255,265)
Treasury stock, at cost	(206,533)			(3,905)	3,905	(206,533)

	3,487,557	1,256,021	1,156,783	4,745,190	(7,157,994)	3,487,557

	$4,080,404	$1,288,698	$4,851,257	$52,171,566	($13,800,222)	$48,591,703

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$5,381		$37,755	$681,687	($80,709)	$644,114
Money market investments	147	$17	1	6,326	(1,882)	4,609
Investment securities	7,815	375	223	114,286	(7,208)	115,491
Trading account securities				9,381		9,381

	13,343	392	37,979	811,680	(89,799)	773,595

INTEREST EXPENSE:
Deposits				173,662	(560)	173,102
Short-term borrowings	1,887		14,468	138,705	(30,251)	124,809
Long-term debt	8,366		36,852	137,364	(61,880)	120,702

	10,253		51,320	449,731	(92,691)	418,613

Net interest income (loss)	3,090	392	(13,341)	361,949	2,892	354,982
Provision for loan losses	7			96,339		96,346

Net interest income (loss) after provision for loan losses	3,083	392	(13,341)	265,610	2,892	258,636
Service charges on deposit accounts				48,471		48,471
Other service fees				115,311	(27,462)	87,849
Net gain (loss) on sale and valuation adjustment of investment securities	118,724	(7,600)		(29,353)		81,771
Trading account loss				(14,164)		(14,164)
Gain on sale of loans and valuation adjustments on loans held-for-sale				15,975	(12,541)	3,434
Other operating income (loss)	9,233	10,009	(527)	34,986	(8,886)	44,815

	131,040	2,801	(13,868)	436,836	(45,997)	510,812

OPERATING EXPENSES:
Personnel costs:
Salaries	6,100	96		130,725	(442)	136,479
Pension, profit sharing and other benefits	2,040	20		39,967	(131)	41,896

	8,140	116		170,692	(573)	178,375
Net occupancy expenses	553	7	1	31,453		32,014
Equipment expenses	288		2	32,155	(49)	32,396
Other taxes	375			11,472		11,847
Professional fees	2,482	11	64	68,541	(35,111)	35,987
Communications	142			16,963	(43)	17,062
Business promotion	282			28,430	(340)	28,372
Printing and supplies	18			4,258		4,276
Other operating expenses	(12,840)	(100)	116	45,224	(384)	32,016
Amortization of intangibles				2,983		2,983

	(560)	34	183	412,171	(36,500)	375,328

Income (loss) before income tax and equity in earnings of subsidiaries	131,600	2,767	(14,051)	24,665	(9,497)	135,484
Income tax	27,861		(4,918)	(2,058)	(4,048)	16,837

Income (loss) before equity in earnings of subsidiaries	103,739	2,767	(9,133)	26,723	(5,449)	118,647
Equity in earnings of subsidiaries	14,908	(74,991)	(66,466)	(76,836)	203,385

NET INCOME (LOSS)	$118,647	($72,224)	($75,599)	($50,113)	$197,936	$118,647

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,664		$36,901	$620,050	($67,780)	$591,835
Money market investments	1,072	$66	38	10,416	(3,610)	7,982
Investment securities	7,609	313	223	132,368	(6,980)	133,533
Trading account securities				8,860		8,860

	11,345	379	37,162	771,694	(78,370)	742,210

INTEREST EXPENSE:
Deposits				125,438	(1,027)	124,411
Short-term borrowings	54	446	6,477	132,338	(14,512)	124,803
Long-term debt	8,983		42,967	146,160	(64,878)	133,232

	9,037	446	49,444	403,936	(80,417)	382,446

Net interest income (loss)	2,308	(67)	(12,282)	367,758	2,047	359,764
Provision for loan losses				48,947		48,947

Net interest income (loss) after provision for loan losses	2,308	(67)	(12,282)	318,811	2,047	310,817
Service charges on deposit accounts				47,469		47,469
Other service fees				108,064	(27,718)	80,346
Net gain (loss) on sale and valuation adjustments of investment securities	152	13,490		(1,714)	412	12,340
Trading account loss				(647)	12,122	11,475
Gain on sale of loans				47,054	207	47,261
Other operating income	2,842	2,893		32,853	(8,646)	29,942

	5,302	16,316	(12,282)	551,890	(21,576)	539,650

OPERATING EXPENSES:
Personnel costs:
Salaries	5,892	93		129,818	(271)	135,532
Pension, profit sharing and other benefits	1,629	20		40,950	(79)	42,520

	7,521	113		170,768	(350)	178,052
Net occupancy expenses	603	4		28,031		28,638
Equipment expenses	394	1	4	32,813	(15)	33,197
Other taxes	266			9,975		10,241
Professional fees	4,428	11	38	66,333	(33,732)	37,078
Communications	137			17,182	(19)	17,300
Business promotion	2,463			30,360		32,823
Printing and supplies	27			4,605		4,632
Other operating expenses	(14,920)	(104)	107	44,072	(324)	28,831
Impact of change in fiscal period at certain subsidiaries			3,495	4,109	2,137	9,741
Amortization of intangibles				2,721		2,721

	919	25	3,644	410,969	(32,303)	383,254

Income (loss) before income tax and equity in earnings of subsidiaries	4,383	16,291	(15,926)	140,921	10,727	156,396
Income tax	777		(5,574)	40,617	2,073	37,893

Income (loss) before equity in earnings of subsidiaries	3,606	16,291	(10,352)	100,304	8,654	118,503
Equity in earnings of subsidiaries	114,897	1,991	11,942	7,768	(136,598)

NET INCOME	$118,503	$18,282	$1,590	$108,072	($127,944)	$118,503

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2007 (UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$118,647	($72,224)	($75,599)	($50,113)	$197,936	$118,647

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(14,908)	74,991	66,466	76,836	(203,385)
Depreciation and amortization of premises and equipment	588		1	19,423	(18)	19,994
Provision for loan losses	7			96,339		96,346
Amortization of intangibles				2,983		2,983
Amortization and fair value adjustment of servicing assets				10,229		10,229
Net (gain) loss on sale and valuation adjustment of investment securities	(118,724)	7,600		29,353		(81,771)
Net gain on disposition of premises and equipment				(3,677)		(3,677)
Net gain on sale of loans				(15,975)	12,541	(3,434)
Net amortization of premiums and accretion of discounts on investments		3		6,337	(9)	6,331
Net amortization of premiums and deferred loan origination fees and costs				26,198	(2,268)	23,930
Earnings from investments under the equity method	(3,986)	(10,009)	527	(347)	(414)	(14,229)
Stock options expense	217			273		490
Deferred income taxes	1,272		(4,918)	(15,845)	97	(19,394)
Net disbursements on loans held-for-sale				(1,685,149)		(1,685,149)
Acquisitions of loans held-for-sale				(282,110)		(282,110)
Proceeds from sale of loans held-for-sale				1,280,146		1,280,146
Net decrease in trading securities				346,150		346,150
Net decrease (increase) in accrued income receivable	682	(37)	485	(32,274)	(5,407)	(36,551)
Net decrease in other assets	2,503	6	822	26,216	5,613	35,160
Net (decrease) increase in interest payable	(88)		6,052	(11,686)	5,407	(315)
Net increase in postretirement benefit obligation				728		728
Net increase (decrease) in other liabilities	26,561	33	4,844	(20,136)	(10,094)	1,208

Total adjustments	(105,876)	72,587	74,279	(145,988)	(197,937)	(302,935)

Net cash provided by (used in) operating activities	12,771	363	(1,320)	(196,101)	(1)	(184,288)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(187,800)	(425)	2,317	(177,573)	91,417	(272,064)
Purchases of investment securities:
Available-for-sale				(283,456)	255,270	(28,186)
Held-to-maturity	(426,756)			(5,243,710)		(5,670,466)
Other			(928)	(5,816)		(6,744)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				645,202	(245,998)	399,204
Held-to-maturity	420,000			5,254,358		5,674,358
Other				2,454		2,454
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments (disbursements) on loans	87,151		8,538	(406,936)	361,740	50,493
Proceeds from sale of loans				962		962
Acquisition of loan portfolios				(784)		(784)
Capital contribution to subsidiary				(5,963)	5,963
Assets acquired, net of cash				(1,823)		(1,823)
Acquisition of premises and equipment	(186)			(25,931)		(26,117)
Proceeds from sale of premises and equipment				14,307		14,307
Proceeds from sale of foreclosed assets				41,835		41,835
Dividends received from subsidiary	44,700			(44,700)

Net cash provided by (used in) investing activities	182,593	(423)	10,792	(237,573)	468,392	423,781

Cash flows from financing activities:
Net increase in deposits				490,446	(192,574)	297,872
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase			(33,714)	466,986	76,700	509,972
Net (decrease) increase in other short-term borrowings	(150,787)		24,566	(792,518)	86,586	(832,153)
Payments of notes payable			(3,720)	(676,120)	263,568	(416,272)
Proceeds from issuance of notes payable	99		3,430	762,354	(718,164)	47,719
Dividends paid	(47,591)					(47,591)
Proceeds from issuance of common stock	4,362					4,362
Treasury stock acquired	(10)					(10)
Capital contribution from parent				5,963	(5,963)

Net cash (used in) provided by financing activities	(193,927)		(9,438)	257,111	(489,847)	(436,101)

Net increase (decrease) in cash and due from banks	1,437	(60)	34	(176,563)	(21,456)	(196,608)
Cash and due from banks at beginning of period	2	157	322	1,015,470	(65,793)	950,158

Cash and due from banks at end of period	$1,439	$97	$356	$838,907	$(87,249)	$753,550

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income	$118,503	$18,282	$1,590	$108,072	($127,944)	$118,503
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	118,503	18,282	3,861	110,710	(126,724)	124,632

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(114,897)	(1,991)	(11,942)	(7,768)	136,598
Depreciation and amortization of premises and equipment	564			20,891	(18)	21,437
Provision for loan losses				48,947		48,947
Amortization of intangibles				2,721		2,721
Amortization of servicing assets				13,510	(9)	13,501
Net (gain) loss on sale and valuation adjustment of investment securities	(152)	(13,490)		1,714	(412)	(12,340)
Net gain on disposition of premises and equipment				(1,512)		(1,512)
Net gain on sale of loans				(47,054)	(207)	(47,261)
Net amortization of premiums and accretion of discounts on investments	(133)	3		7,208	(66)	7,012
Net amortization of premiums and deferred loan origination fees and costs	(23)			33,523	(1,613)	31,887
Earnings from investments under the equity method	(792)	(2,881)		(193)	(395)	(4,261)
Stock options expense	187			613		800
Deferred income taxes			(3,075)	(4,409)	2,073	(5,411)
Net disbursements on loans held-for-sale				(1,923,081)		(1,923,081)
Acquisitions of loans held-for-sale				(447,046)		(447,046)
Proceeds from sale of loans held-for-sale				2,166,951		2,166,951
Net decrease in trading securities				835,124		835,124
Net decrease (increase) in accrued income receivable	115	(6)	1,133	(29,449)	(2,382)	(30,589)
Net (increase) decrease in other assets	(11,221)	(1)	551	(8,753)	996	(18,428)
Net increase in interest payable	264	69	18,188	2,959	2,369	23,849
Net increase in postretirement benefit obligation				1,585		1,585
Net increase (decrease) in other liabilities	9,725	485	(1,262)	(6,827)	1,165	3,286

Total adjustments	(116,363)	(17,812)	3,593	659,654	138,099	667,171

Net cash provided by operating activities	2,140	470	7,454	770,364	11,375	791,803

Cash flows from investing activities:

Net increase in money market investments	(84,600)		(37)	(110,530)	(45,183)	(240,350)
Purchases of investment securities:
Available-for-sale		(7,954)		(273,651)	105,630	(175,975)
Held-to-maturity				(7,747,198)		(7,747,198)
Other				(10,580)		(10,580)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				346,354	(99,299)	247,055
Held-to-maturity				7,556,192		7,556,192
Other	496			24,578		25,074
Proceeds from sale of investment securities available for sale	6,655	27,924		9,315		43,894
Net (disbursements) repayments on loans	(21,789)		119,522	89,952	13,366	201,051
Proceeds from sale of loans				73,038		73,038
Acquisition of loan portfolios				(141,658)		(141,658)
Capital contribution to subsidiary		(505)	(797)	(29,881)	31,183
Assets acquired, net of cash				(218)		(218)
Acquisition of premises and equipment	(3,769)			(35,030)		(38,799)
Proceeds from sale of premises and equipment				14,452		14,452
Proceeds from sale of foreclosed assets				33,516		33,516
Dividends received from subsidiary	104,000			60,763	(164,763)

Net cash provided by (used in) investing activities	993	19,465	118,688	(140,586)	(159,066)	(160,506)

Cash flows from financing activities:

Net increase in deposits				726,357	43,120	769,477
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase			(108,700)	(406,192)	14,660	(500,232)
Net (decrease) increase in other short-term borrowings		(14,623)	181,925	(534,464)	205,565	(161,597)
Payments of notes payable			(203,001)	(1,102,079)	404,963	(900,117)
Proceeds from issuance of notes payable	98		3,547	743,373	(640,766)	106,252
Dividends paid to parent company				(164,762)	164,762
Dividends paid	(45,768)					(45,768)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Proceeds from issuance of common stock	42,816				167	42,983
Capital contribution from parent				31,184	(31,184)

Net cash used in financing activities	(2,854)	(14,623)	(126,229)	(706,583)	161,287	(689,002)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	279	5,312	(9)	(57,235)	5,862	(45,791)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$975	$7,415	$439	$905,160	($53,383)	$860,606

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
OVERVIEW
Popular, Inc. is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution based in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in California, Texas, Illinois, New York, New Jersey and Florida. Popular Financial Holdings (“PFH”) offers mortgage and personal loans, while E-LOAN provides online consumer direct lending to obtain mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. The Corporation also owns a financial transaction processing operation, EVERTEC, which strives to use its expertise in technology and electronic banking as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses.
The main events impacting the financial results for the quarter ended March 31, 2007 included: (1) a one time gain on the sale of certain equity securities, (2) unfavorable adjustments in the value of interest-only securities (also known as residual assets or interests), (3) restructuring charges related to the U.S. operations and (4) an unfavorable lower of cost or market adjustment in the valuation of loans held-for-sale, all of which are described in the MD&A. Table A provides selected financial data and performance metrics for the quarters ended March 31, 2007 and 2006.
Financial highlights for the quarter ended March 31, 2007, compared with the same quarter in 2006, are described below.
•	Reduction in net interest income primarily due to a higher cost in funding earning assets. Table B summarizes the principal changes in average earning assets and funding sources and their corresponding yields and costs, on a taxable equivalent basis, for the quarter ended March 31, 2007, compared with the same quarter in 2006.

•	The provision for loan losses for the quarter ended March 31, 2007, when compared with the same quarter in 2006, reflects higher net charge-offs, mainly in the consumer loan portfolio in Puerto Rico and in the mortgage loan portfolio in the U.S. operations, especially in the subprime market, and growth in the commercial loan portfolio. Also, the level of provision for the quarter ended March 31, 2007, compared with the same quarter in the previous year, reflects current economic conditions and deteriorating credit quality trends, primarily in the subprime mortgage loan sector and in the commercial portfolio, evidenced by an increase in non-performing assets. Refer to the Credit Risk Management and Loan Quality section, including Tables K, L and M, for a more detailed analysis of the allowance for loan losses, net charge-offs, non-performing assets and credit quality metrics.

•	Non-interest income increased 10% compared with the same quarter in 2006, influenced by the net impact of factors such as:
o	Recognition of a pre-tax capital gain of $118.7 million on the sale of the Corporation’s shares of common stock of Telecomunicaciones de Puerto Rico, Inc. (TELPRI) to Sercotel

S.A. de C.V. in March 2007.
o	Unfavorable valuation adjustments recorded in the first quarter of 2007 of $52.8 million in the fair value of interest-only securities originated by PFH in off-balance sheet securitizations performed in 2005 and 2006. As of March 31, 2007, the aggregate balance of PFH’s interest-only securities recognized in the Corporation’s statement of financial condition was $33 million. The reduction in the value of the interest-only securities since December 31, 2006 was the result of revisions in the discount rate and credit loss assumptions that were incorporated in the internal valuation models as of March 31, 2007 based on recent negative trends in the U.S. subprime market. As indicated in a prior Form 8-K filed in January 2007 and in the Corporation’s 2006 Annual Report to Shareholders incorporated by reference in Popular, Inc.’s Form 10-K, the Corporation exited the wholesale subprime mortgage loan origination business during the first quarter of 2007. In connection with this decision, it shut down the wholesale broker, retail and call center business divisions. Subprime mortgage loan securitizations that resulted in the accounting for interest-only securities involved loans originated through those channels.

o	Unfavorable valuation adjustment recorded in the first quarter of 2007 of $16.9 million in the value of mortgage loans held-for-sale related primarily to the lower of cost or market analysis of the Corporation’s U.S. portfolio. The loan portfolios subject to the valuation adjustment consist principally of subprime mortgage loans originated in the latter part of 2006 and in 2007 by the aforementioned business divisions that were transitionally shut down. The Corporation expects to sell or securitize most of this portfolio in 2007.
Refer to the Non-Interest Income section of this MD&A for other factors influencing the variance in non-interest income. Also, refer to the Critical Accounting Policies / Estimates section of this MD&A for more detailed information on the valuation of interest-only securities and changes in assumptions.
•	Lower operating expenses for the quarter ended March 31, 2007 by $7.9 million, or 2%, compared with the same quarter in 2006. Isolating the restructuring costs incurred in the first quarter of 2007 of $15.1 million, operating expenses decreased by approximately $23 million, or 6%, compared with the same quarter in 2006. This variance was impacted in part by the fact that operating expenses for 2006 included $9.7 million corresponding to the negative results for the month of December 2005 of those subsidiaries that changed the ends of their fiscal year in 2006 to align their year-end closings to December 31st, in line with the year end of the parent holding company. Also, there were lower personnel and business promotion costs in the quarter ended March 31, 2007. Refer to the Operating Expenses section for a breakdown of the restructuring charges by income statement category. Furthermore, refer to the Restructuring Plan section for information on PFH’s restructuring and integration plan.

•	Total earning assets at March 31, 2007 decreased $1.2 billion, or 3%, compared with March 31, 2006 in part due to the implementation of strategies to reduce the Corporation’s financial leverage by means of loan sales and not reinvesting the proceeds received upon maturity of low yielding investment securities. When compared to December 31, 2006, earning assets increased less than 1%. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

TABLE A
Financial Highlights

Financial Condition Highlights	At March 31,			Average for the three months
(In thousands)	2007	2006	Variance	2007	2006	Variance

Money market investments	$640,208	$989,915	($ 349,707)	$375,516	$644,978	($ 269,462)
Investment and trading securities	10,366,945	12,669,274	(2,302,329)	10,944,249	13,034,368	(2,090,119)
Loans*	32,880,617	31,430,385	1,450,232	32,657,846	31,924,429	733,417
Total earning assets	43,887,770	45,089,574	(1,201,804)	43,977,611	45,603,775	(1,626,164)
Total assets	47,164,664	48,591,703	(1,427,039)	47,310,284	48,956,516	(1,646,232)
Deposits	24,738,053	23,411,812	1,326,241	24,332,692	22,643,620	1,689,072
Borrowings	17,843,214	20,894,119	(3,050,905)	18,321,696	21,931,525	(3,609,829)
Stockholders’ equity	3,736,308	3,487,557	248,751	3,821,808	3,658,269	163,539

Operating Highlights	First Quarter
(In thousands, except per share information)	2007	2006	Variance

Net interest income	$354,982	$359,764	($4,782)
Provision for loan losses	96,346	48,947	47,399
Non-interest income	252,176	228,833	23,343
Operating expenses	375,328	383,254	(7,926)
Income tax	16,837	37,893	(21,056)
Net income	$118,647	$118,503	$144
Net income applicable to common stock	$115,669	$115,525	$144
Basic EPS	$0.41	$0.42	($0.01)
Diluted EPS	$0.41	$0.42	($0.01)

Selected Statistical Information	First Quarter
	2007		2006

Common Stock Data – Market price
High	$18.94		$21.20
Low	15.82		19.54
End	16.56		20.76
Book value per share at period end	12.72		11.87
Dividends declared per share	0.16		0.16
Dividend payout ratio	38.57%		35.62%
Price/earnings ratio	13.46	x	11.53	x

Profitability Ratios – Return on assets	1.02%		1.02%
Return on common equity	12.91		14.04
Net interest spread (taxable equivalent)	2.90		2.99
Net interest margin (taxable equivalent)	3.43		3.40
Effective tax rate	12.43		24.23
Overhead ratio**	34.69		42.92
Efficiency ratio ***	71.84		66.51

Capitalization Ratios - Equity to assets	8.08%		7.47%
Tangible equity to assets	6.55		6.01
Equity to loans	11.70		11.46
Internal capital generation	7.43		8.27
Tier I capital to risk – adjusted assets	10.80		11.33
Total capital to risk – adjusted assets	12.05		12.59
Leverage ratio	8.17		7.62

*	Includes loans held-for-sale.

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).
The Corporation, like other financial institutions, is subject to a number of risks, many of which are outside of management’s control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operations, (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations, (3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. In addition, the Corporation is subject to legal, compliance and reputational risks, among others.
As a financial services company, the Corporation’s earnings are significantly affected by general business and economic conditions. Lending and deposit activities and fee income generation are influenced by the level of business spending and investment, consumer income, spending and savings, capital market activities, competition, customer preferences, interest rate conditions and prevailing market rates on competing products. The Corporation continuously monitors general business and economic conditions, industry-related indicators and trends, competition, interest rate volatility, credit quality indicators, loan and deposit demand, operational and systems efficiencies, revenue enhancements and changes in the regulation of financial services companies. The Corporation operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations. Also, competition with other financial institutions could adversely affect its profitability.
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2006, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that in addition to the other information in this Form 10-Q, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system under the symbols BPOP and BPOPO, respectively.
CRITICAL ACCOUNTING POLICIES / ESTIMATES
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, retained interests on transfers of financial assets – subprime mortgage loans securitizations (valuations of interest-only strips and mortgage servicing rights), income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s critical accounting policies, refer to that particular section in the MD&A included in Popular, Inc.’s 2006 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2006 Annual Report for a summary of the Corporation’s significant accounting policies.
As indicated in the 2006 Annual Report, one of the accounting policies / estimates considered critical by the Corporation’s management is that associated with the valuation of interest-only securities (also known as residual interests). During the quarter ended March 31, 2007, management reviewed the critical assumptions used in the valuation of interest-only securities derived from off-balance sheet securitizations performed by PFH. As indicated in the Overview section, the Corporation recognized unfavorable valuation adjustments of $52.8 million in the fair value of interest-only securities. Of this amount, $29.3 million of the adjustment corresponded to interest-only securities classified as available-for-sale and $23.5 million corresponded to interest-only securities classified as trading securities. As of March 31, 2007, the aggregate balance of PFH’s interest-only securities recognized in the

Corporation’s statement of financial condition was $33 million. The unpaid principal balance of mortgage loans sold in off-balance sheet securitizations to which these interest-only securities are associated amounted to approximately $2.1 billion at March 31, 2007. This portfolio consisted of approximately 47% of fixed-rate mortgage loans and 53% of adjustable-rate mortgage loans.
As previously mentioned, during the first quarter of 2007, adjustments were made to two critical assumptions utilized for the valuation of interest-only securities, namely the discount rate and expected credit losses. There were no significant changes in the methodology or models used to value the interest- only securities that are described in the 2006 Annual Report.
During the first quarter of 2007, the subprime mortgage market experienced (1) deteriorating credit performance trends, particularly in loans originated in 2005 and 2006, (2) continued turmoil with subprime lenders due to increases in losses, bankruptcies and liquidity problems, (3) lower levels of housing activity and home price appreciation, and (4) a general tightening of credit standards that may adversely affect sub prime borrowers when trying to refinance their mortgages. These factors have led to an increase in cash flow uncertainty for investors in subprime mortgage securities thereby causing risk premiums to increase. Given the increase in risk premiums along with lower liquidity for subprime securities observed in the market, the Corporation changed the discount rate utilized to discount projected residual cash flows at the end of the first quarter of 2007 to 25% from 17% at the end of the fourth quarter in 2006.
With respect to credit losses, lower levels of home price appreciation, declining demand for housing units leading to rising inventories, housing affordability challenges and a general tightening of underwriting standards are expected to lead to higher future cumulative credit losses. Based on an analysis by management of PFH’s historical collateral performance, risk model estimates and rating agency loss coverage levels, the cumulative credit loss assumptions were also changed during the first quarter of 2007. The changes reflect an increase in the cumulative credit loss estimate range for the nine securitization transactions completed and accounted for as gain on sale transactions between 2005 and 2006 of between 112 and 364 basis points.
The analysis performed showed that all transactions, from a cumulative loss standpoint, are performing better than the median loss projection calculated by Loan Performance Corporation’s Risk Model (“Risk Model”). Notwithstanding, leading credit indicators of future loss performance (60 day delinquency, 90 day delinquency, foreclosure and REO levels) for the most recent four transactions show underperformance compared to the model projections. Although that tendency (i.e. higher delinquency but lower loss levels) has not been inconsistent with the historical performance of PFH’s collateral when compared to the risk model, conditions in the housing and credit markets have changed materially. Furthermore, the overall industry credit performance of mortgage collateral originated in 2005 and 2006 is showing considerable underperformance relative to other vintages (i.e. higher delinquency levels at the same stage of seasoning), which implies higher cumulative losses than originally estimated.
Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the interest-only securities as of March 31, 2007. Also, such note provides a sensitivity analysis based on immediate changes to the most critical assumptions used in the valuations at March 31, 2007.
One of the Corporation’s critical accounting policies relates to the valuation of mortgage servicing rights. As further described in Note 2 to the consolidated financial statements and in the Recent Accounting Pronouncements and Interpretations section included in this MD&A, in January 2007, the Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140.” The provisions of SFAS No. 156 will not have an impact on the estimation techniques, valuation assumptions and other subjective assessments associated with the mortgage servicing rights computations. Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the mortgage servicing rights as of March 31, 2007 and to Note 7 for SFAS No. 156 required disclosures.
Also, during the quarter ended March 31, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48), which also relates to one of the Corporation’s critical accounting policies, namely income taxes. As indicated in the section below, the impact of the FIN 48 adoption in the first quarter of 2007 was not material to the Corporation. Refer to Note 14 to the consolidated financial statements for information on the financial impact and required disclosures.
RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 in the first quarter of 2007 did not have a material impact on the Corporation’s consolidated financial statements.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. The Corporation adopted SFAS No. 156 in January 2007. The Corporation elected the fair value measurement for mortgage servicing rights (“MSRs”). Servicing rights associated with Small Business Administration (“SBA”) commercial loans will continue to be accounted at the lower of cost or market method. The initial impact of adoption of the fair value measurement for MSRs was included as a cumulative effect of a change in accounting principle directly in stockholders’ equity and resulted in a net increase in stockholders’ equity of approximately $9.6 million, net of deferred taxes. Refer to Note 7 to the consolidated financial statements for required SFAS No. 156 disclosures.
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48)
In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to income taxes. The accounting provisions of FIN 48 were effective for the Corporation beginning in the first quarter of 2007. Based on management’s assessment, there was no impact on retained earnings as of January 1, 2007 due to the initial application of the provisions of FIN 48. Also, as a result of the implementation, the Corporation did not recognize any change in the liability for unrecognized tax benefits. Refer to Note 14 to the consolidated financial statements for further information on the impact of FIN 48.
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03)
EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Corporation’s accounting policy is to account on a net basis for the taxes collected from customers and remitted to governmental authorities. The corresponding amounts recognized in the consolidated financial statements are not significant.
EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5)
EITF 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis. At the September 2006 meeting, the Task Force affirmed as a final consensus that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable in cash to the policyholder should be discounted to their present value. Additionally, the Task Force affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized,” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the Task Force reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed. The Corporation adopted the EITF 06-5 guidance in the first quarter of 2007 and as a result recorded a $0.9 million cumulative effect adjustment to beginning retained earnings (reduction of capital) for the existing bank-owned life insurance arrangement.
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have in its consolidated financial statements and disclosures.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements”, and No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this recently issued accounting standard may have on its consolidated financial statements.
NET INTEREST INCOME
Table B presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter ended March 31, 2007, as compared with the same period in 2006, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico (P.R.). The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies and sponsored entities of the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter end. During the third quarter of 2005, the Government of P.R. approved a temporary, two-year additional tax of 2.5% for corporations, which increased the marginal tax rate from 39% to 41.5% for the years 2005-2006. In addition, during the second quarter of 2006, the Government of P.R. approved a temporary one-year additional tax of 2.0% for banking entities. The statutory income tax rate considered for the Corporation’s P.R. operations in the quarter ended March 31, 2006 was 41.5%, compared to 39% for the quarter ended March 31, 2007. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law, also affected by the mentioned increases in tax rates. The expiration of the temporary additional tax for the P.R. operations was the main reason for the decrease in the taxable equivalent benefit.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loan categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter ended March 31, 2007 included an unfavorable impact of $2.8 million, consisting principally of amortization of net loan origination costs (net of origination fees), and the amortization of net premiums on loans purchased. This negative impact was partially offset by prepayment penalties and late payment charges. The unfavorable impact for the quarter ended March 31, 2006 amounted to $7.4 million. The reduction for the first quarter 2007 as compared to the same quarter in the previous year was mainly the result of a lower balance of premium amortized related to mortgage loans purchased in the U.S. operations, mainly in years prior to 2006, due to reduced loan prepayments and to the direct impact of the maturity run-off of the purchased mortgage loan portfolio. During late 2005, as part of a strategic business decision, the Corporation reduced the volume of mortgage loans purchased, which in the past were used as part of securitization transactions.
Unfavorable items impacting net interest margin are detailed as follows:
•	Higher cost of short-term borrowings as a result of the Federal Reserve (FED) tightening monetary policy. During 2006, the FED raised the federal funds target rate 75 basis points from March 2006 to June 2006, leaving it flat at 5.25%, the current level at March 31, 2007.

•	Increased cost of interest bearing deposits as a result of savings and time deposits raised through the E-LOAN platform in the second half of 2006, which carry higher rates due to the competitive interest rates offered as part of the initial promotional campaign. Also, the Corporation raised a greater volume of certificates of deposit through non-internet channels, a higher cost deposit category. Furthermore, there was an increase in the costs of certain NOW and money market accounts influenced by competitive campaigns to attract and retain customers, mainly in the U.S. operations, as well as certain accounts with floating rates.

•	Increased cost of long-term debt resulting mainly from secured debt with floating rates derived from on-balance sheet mortgage loan securitizations.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarter ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2007	2006	Variance	2007	2006	Variance		2007	2006	Variance	Rate	Volume
($ in millions)							(In thousands)
$376	$645	$(269)	5.33%	5.29%	0.04%	Money market investments	$4,932	$8,415	$(3,483)	$48	$(3,531)
10,352	12,433	(2,081)	5.08	5.03	0.05	Investment securities	131,532	156,338	(24,806)	1,223	(26,029)
592	601	(9)	6.70	6.32	0.38	Trading securities	9,775	9,374	401	555	(154)

11,320	13,679	(2,359)	5.18	5.10	0.08		146,239	174,127	(27,888)	1,826	(29,714)

						Loans:
14,654	12,938	1,716	7.80	7.30	0.50	Commercial	281,670	232,927	48,743	15,866	32,877
1,205	1,320	(115)	7.89	7.47	0.42	Leasing	23,771	24,633	(862)	1,351	(2,213)
11,511	12,773	(1,262)	7.05	6.74	0.31	Mortgage	202,964	215,101	(12,137)	9,792	(21,929)
5,288	4,894	394	10.78	10.23	0.55	Consumer	141,113	124,052	17,061	4,517	12,544

32,658	31,925	733	8.02	7.53	0.49		649,518	596,713	52,805	31,526	21,279

$43,978	$45,604	$(1,626)	7.29%	6.80%	0.49%	Total earning assets	$795,757	$770,840	$24,917	$33,352	$(8,435)

						Interest bearing deposits:
$4,144	$3,790	$354	2.50%	1.73%	0.77%	NOW and money market*	$25,548	$16,204	$9,344	$6,783	$2,561
5,798	5,519	279	1.96	1.28	0.68	Savings	27,985	17,373	10,612	1,552	9,060
10,400	9,473	927	4.66	3.89	0.77	Time deposits	119,569	90,834	28,735	18,083	10,652

20,342	18,782	1,560	3.45	2.69	0.76		173,102	124,411	48,691	26,418	22,273

9,733	11,477	(1,744)	5.20	4.41	0.79	Short-term borrowings	124,809	124,803	6	24,646	(24,640)
8,588	10,455	(1,867)	5.69	5.16	0.53	Medium and long-term debt	120,702	133,232	(12,530)	11,974	(24,504)

						Total interest bearing
38,663	40,714	(2,051)	4.39	3.81	0.58	liabilities	418,613	382,446	36,167	63,038	(26,871)
						Non-interest bearing
3,991	3,861	130				demand deposits
1,324	1,029	295				Other sources of funds

$43,978	$45,604	$(1,626)	3.86%	3.40%	0.46%

			3.43%	3.40%	0.03%	Net interest margin

						Net interest income on a taxable equivalent basis	377,144	388,394	(11,250)	$(29,686)	$18,436

			2.90%	2.99%	(0.09%)	Net interest spread

						Taxable equivalent adjustment	22,162	28,630	(6,468)

						Net interest income	$354,982	$359,764	$(4,782)

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

     Partially offsetting the unfavorable variances were the following:
•	Higher yields in commercial loans and construction loans, mainly in the portfolio with short-term repricing terms, which are favorably impacted by the rising interest rates. As of March 31, 2007, approximately 62% of the commercial and construction loan portfolio had floating or adjustable interest rates.

•	Higher yields in the mortgage loan portfolio in part as a result of higher rates for new loans, a reduction in the premium amortized for secured mortgage loans due to a reduction in prepayment speeds, and the sale of low yielding mortgage loans from the P.R. operations during 2006.

•	Increase in the yield of consumer loans driven in part by home equity lines of credit with floating rates, an increase in the average balance of credit cards, which are mainly floating rate and the Corporation benefits from the increase in market rates, and an increase in the rate for the P.R.consumer loan portfolio.
The decrease in the average balance of earning assets was mainly the result of activities that occurred during 2006. These include the maturity of low yielding agency securities, sales of low yielding mortgage loans from the P.R. operations, and the reduction in origination volume experienced in the U.S. mortgage sector.
NON-INTEREST INCOME
Refer to Table C for a breakdown of non-interest income by major categories for the quarters ended March 31, 2007 and 2006.
TABLE C
Non-Interest Income

(In thousands)	Quarter ended March 31,
	2007	2006	$ Variance

Service charges on deposit accounts	$48,471	$47,469	$1,002

Other service fees:
Credit card fees and discounts	$23,524	$22,573	$951
Debit card fees	16,101	14,919	1,182
Insurance fees	12,949	12,141	808
Processing fees	12,112	10,279	1,833
Sale and administration of investment products	7,260	7,457	(197)
Mortgage servicing fees, net of amortization and fair value adjustments	6,436	2,952	3,484
Trust fees	2,396	2,331	65
Other fees	7,071	7,694	(623)

Total other service fees	$87,849	$80,346	$7,503

Net gain on sale and valuation adjustment of investment securities	$81,771	$12,340	$69,431
Trading account (loss) profit	(14,164)	11,475	(25,639)
Gain on sale of loans and valuation adjustments on loans held-for-sale	3,434	47,261	(43,827)
Other operating income	44,815	29,942	14,873

Total non-interest income	$252,176	$228,833	$23,343

The increase in non-interest income for the quarter ended March 31, 2007 compared with the same quarter in the previous year was mostly impacted by:
•	Higher net gain on sale and valuation adjustments of investment securities, which is broken down as follows:

	Quarter ended
(In thousands)	March 31, 2007	March 31, 2006	$ Variance

Net gain on sale of investment securities	$118,725	$14,273	$104,452
Valuation adjustments of investment securities	(36,954)	(1,933)	(35,021)

Total	$81,771	$12,340	$69,431

As indicated in the Overview section of this MD&A, during the quarter ended March 31, 2007, the Corporation realized approximately $118.7 million in gains on the sale of the Corporation’s interest in TELPRI. Gain on sale of investment securities in 2006 included $13.5 million in gains on sale of equity securities.

As also indicated earlier in this MD&A, in the first quarter of 2007, the Corporation recorded an impairment in the value of interest-only securities classified as available-for-sale of $29.3 million associated with the adverse changes in the subprime market. Refer to the Critical Accounting Policies / Estimates section of this MD&A for further information on the factors that impacted the fair value reduction. Furthermore, in the quarter ended March 31, 2007, the Corporation recorded a $7.6 million unfavorable valuation adjustment in certain equity securities of a U.S. financial institution.
•	Trading account losses in the first quarter of 2007, compared with trading account profits in the same quarter in the previous year. This category is broken down as follows:

	Quarter ended
(In thousands)	March 31, 2007	March 31, 2006	$ Variance

Mark-to-market of PFH’s interest-only securities	$(23,477)	$395	$(23,872)
Other trading account profit (loss)	9,313	11,080	(1,767)

Total	$(14,164)	$11,475	$(25,639)

Similar to PFH’s interest-only securities classified as available-for-sale, the interest-only securities classified as trading securities were also unfavorably impacted by the current conditions in the subprime market.
During the first quarter of 2007, the Corporation experienced higher unrealized gains on mortgage-backed securities included in the trading portfolio due to higher volume and higher price margins. This favorable variance was offset by $8.5 million in trading profits realized in the quarter ended March 31, 2006 associated with the pooling of approximately $464 million in mortgage loans at Banco Popular de Puerto Rico into Fannie Mae mortgage-backed securities that were sold to investors during that same quarter of 2006.
•	Lower gains on sales of loans and higher unfavorable valuation adjustments of loans held-for-sale as follows:

	Quarter ended
(In thousands)	March 31, 2007	March 31, 2006	$ Variance

Gain on sales of loans	$20,356	$47,261	$(26,905)
Lower of cost or market valuation adjustment on loans held-for-sale	(16,922)	—	(16,922)

Total	$3,434	$47,261	$(43,827)

The decrease in gains on the sale of loans was primarily related to PFH, which experienced a lower volume of loans originated and sold due to exiting the wholesale subprime mortgage business. Also, in the first quarter of 2006, PFH completed two off-balance sheet mortgage loan securitizations involving approximately $652 million in loans, in which the Corporation realized approximately $11.5 million in gains during that quarter.
As indicated in the Overview section of this MD&A, the unfavorable valuation adjustment of mortgage loans held-for-sale resulted principally from deterioration in the U.S. subprime market experienced during the period.
•	Higher other service fees which are detailed by category in Table C. In general terms, the main increases in credit and debit card fees were the result of higher volume of credit card accounts, increased transactional volume, and reward program membership fees, among others. The favorable variance in mortgage servicing fee income was impacted in part by the adoption of SFAS No. 156 in the first quarter of 2007. As indicated earlier in this MD&A, the Corporation elected the fair value measurement to account for mortgage servicing rights. The residential mortgage servicing rights are no longer amortized in proportion to and over the period of estimated net servicing income. Refer to Note 7 to the consolidated financial statements for detailed information on the adoption of SFAS No. 156 and the impact to the financial statements. Any fair value adjustment of MSRs is being recorded in “other service fees” in the consolidated statement of operations together with the loan servicing fees charged to third-parties on the serviced portfolio.

•	Higher other operating income in the first quarter of 2007, compared with the same quarter in 2006, resulted mainly from increased revenues from equity investments, miscellaneous gains on the sale of certain real estate properties and other mixed revenue sources.
OPERATING EXPENSES
Refer to Table D for a breakdown of operating expenses by major categories. Also, this table identifies the categories of the statement of income impacted by the restructuring costs related to PFH. These costs are segregated to ease in the financial comparison analysis.
TABLE D
Operating Expenses

		Restructuring Costs	1st QTR		$ Variance
(In thousands)	1st QTR 2007	(“RC”)	2007 excluding RC	1st QTR 2006	excluding RC

Personnel costs	$178,375	$8,158	$170,217	$178,052	($ 7,835)
Net occupancy expenses	32,014	4,413	27,601	28,638	(1,037)
Equipment expenses	32,396	281	32,115	33,197	(1,082)
Other taxes	11,847	—	11,847	10,241	1,606
Professional fees	35,987	1,947	34,040	37,078	(3,038)
Communications	17,062	67	16,995	17,300	(305)
Business promotion	28,372	—	28,372	32,823	(4,451)
Printing and supplies	4,276	—	4,276	4,632	(356)
Other operating expenses	32,016	269	31,747	28,831	2,916
Impact of change in fiscal period of certain subsidiaries	—	—	—	9,741	(9,741)
Amortization of intangibles	2,983	—	2,983	2,721	262

Total	$375,328	$15,135	$360,193	$383,254	($23,061)

Isolating the severance costs associated with PFH’s restructuring and integration plan (refer to the Restructuring Plan section later in this MD&A for details), personnel costs for the first quarter of 2007 decreased 4%, compared with the same quarter in 2006. Full-time equivalent employees (FTEs) were 11,995 at March 31, 2007, a decrease of 1,055 from the same date in 2006, primarily as a result of PFH’s restructuring and integration plan, and restrictions on the recruiting for vacant positions as part of cost control measures throughout the Corporation. Other variances in personnel costs included lower accrual for medical insurance expenses and lower pension plan costs in part due to the freeze of BPNA’s plan as disclosed in Note 16 to the consolidated financial statements. These favorable variances were partially offset by lower deferral of loan origination costs due in part to lower volume of originations resulting from the exited operations of PFH.
The reduction in business promotion resulted in part from lower sponsorship expenses and cost control measures on marketing expenditures. The decrease in professional fees, excluding the restructuring costs, included lower legal and audit fees, business strategy consulting fees, temporary services, and title, appraisal and recording fees associated with the loan business, among others.
As presented in Table A, the Corporation’s efficiency ratio increased from 66.51% for the quarter ended March 31, 2006 to 71.84% in the same quarter in 2007. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2006 Annual Report, in determining the efficiency ratio the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to $84.7 million in the quarter ended March 31, 2007, compared with $12.3 million in the same quarter of the previous year. These amounts corresponded principally to net gains on sale and valuation adjustments of investment securities available-for-sale and gains on the sale of real estate property. The efficiency ratio for the first quarter of 2007 was unfavorably impacted by the restructuring costs related to PFH. Also, the unfavorable mark-to-market of interest-only securities classified as trading, lower gains on the sales of loans and higher unfavorable valuation adjustments of loans held-for-sale more than offset the decrease in operating expenses.
INCOME TAX
Income tax expense for the quarter ended March 31, 2007 amounted to $16.8 million, a decrease of $21.1 million, or 56%, compared with $37.9 million in the same quarter of 2006. The effective tax rate for these quarters were 12.43% and 24.23%, respectively. The decrease was primarily due to lower income before tax mainly related to losses incurred in the U.S. operations. Also, the first quarter of 2007 was affected by higher income subject to a lower preferential tax rate on capital gains of 20%, namely the gain from the sale of TELPRI shares, and by the expiration in 2007 of the transitory provision approved by the Government of Puerto Rico which increased the statutory tax rate to all Puerto Rico corporations from 39% to 41.5% for the years 2005 and 2006. The decrease in income tax expense was partially offset by lower exempt interest income net of the disallowance of expenses attributed to such exempt income.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting consist of Banco Popular de Puerto Rico, Popular North America and EVERTEC. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by this latter group are not allocated to the three reportable segments.
As described later in the Restructuring Plan section of this MD&A, during the first quarter of 2007, the Corporation reorganized the legal structure of its U.S. operations taking into account the changes and expectations of PFH’s restructuring and integration plan. These changes also impacted the Corporation’s determination of reportable segments for managerial reporting purposes. Commencing in the first quarter of 2007, the U.S. operations constitute one reportable segment defined as Popular North America. This segment includes the operations of BPNA, including its wholly-owned subsidiary E-LOAN (legally transferred from PFH to BPNA in January 2007), and Popular Financial Holdings. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 21 to the consolidated financial statements. Financial information for periods prior to 2007 was restated to conform to the 2007 presentation.
The Corporate group had a net gain of $88.6 million in the first quarter of 2007, compared with a net loss of $0.3 million in the same quarter of 2006. During the first quarter of 2007, the Corporation’s holding companies realized gains on the sale of securities, net of other-than-temporary impairments, approximating $111.1 million, compared with $13.6 million in the first quarter of 2006. The variance in gain on sale of securities was mainly due to the sale of the Corporation’s ownership interest in TELPRI.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $86.3 million for the quarter ended March 31, 2007, a decrease of $13.9 million, or 14%, when compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended March 31, 2007 when compared to the first quarter of 2006 included:
•	higher net interest income by $5.9 million, or 3%. The increase was primarily related to the commercial banking business, which experienced a $9.3 million, or 11% growth, primarily in the commercial loan portfolio, coupled with the repricing of floating rate loans in a higher interest rate scenario. This favorable variance was partially offset by a decline of $3.5 million, or 2%, in the net interest income of the consumer and retail banking business. Both the consumer and commercial banking business were unfavorably impacted by increase in the cost of short-term funds.

•	higher provision for loan losses by $23.2 million, or 98%, primarily associated with growth in the commercial loan portfolio and higher net charge-offs primarily in the consumer and commercial loan portfolios. The allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.10% at March 31, 2007, compared with 2.02% at March 31, 2006 and 2.09% at December 31, 2006. The provision for loan losses represented 116% of net charge-offs for the first quarter of 2007, compared with 120% of net charge-offs in the same period of 2006. The provision for the first quarter of 2007 considers deterioration in the loan portfolio in Puerto Rico due to the slowdown in the local economy.

•	higher non-interest income by $1.7 million, or 1%, mainly due to higher mortgage servicing, debit and credit card fees and discounts, and higher gains on the sale of certain real estate properties, partially offset by lower gains on the sale of loans and trading account profits.

•	an increase in operating expenses by $6.4 million, or 4%, primarily associated with last year’s recognition of a favorable impact of $2.1 million from the change in fiscal period of Popular Securities, higher professional fees, other operating taxes and business promotion expenses.

•	lower income taxes by $8.2 million, or 21%, primarily due to lower taxable income and a lower statutory tax rate of 39%, compared with 41.5% in the first quarter of 2006.
EVERTEC
EVERTEC’s net income for the quarter ended March 31, 2007 totaled $7.2 million, an increase of $2.2 million, or 43%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended March 31, 2007 when compared with the first quarter of 2006 included:
•	growth in non-interest income of $4.7 million, or 9%, as a result of higher electronic transactions processing fees related to the automated teller machine network. Also, the positive variance was due to business expansion, particularly in payment processing, cash processing, workforce management, and IT consulting services.

•	higher operating expenses by $1.5 million, or 3%, primarily personnel costs in part due to additional headcount resulting from various small-scale acquisitions during 2006 and 2007.

•	higher income tax expense by $1.2 million due to higher taxable income.
Popular North America
For the quarter ended March 31, 2007, net loss for the reportable segment of Popular North America totaled $63.9 million, compared to net income of $14.7 million for the first quarter of 2006. The main factors that contributed to this quarterly variance included:
•	lower net interest income by $11.1 million, or 8%, mainly due to higher costs of funds, principally savings and time deposits and short-term debt, partially offset by higher loan yields.

•	an increase in the provision for loan losses by $24.2 million, primarily due to higher net charge-offs in the mortgage loan portfolio, especially in the subprime mortgage portfolio, higher non-performing mortgage loans and the general situation in the subprime market in the U.S. mainland which deteriorated further in the first quarter of 2007.

•	lower non-interest income by $92.4 million, which includes the impact of the unfavorable valuation adjustments of residual interests (IOs ) held by PFH, the valuation adjustment in the value of mortgage loans held-for-sale, and lower gains on the sale of loans, all of which were described previously in this MD&A.

•	lower operating expenses by $5.1 million, or 3%, mainly due to last year’s recognition of PFH’s subsidiaries impact of change in fiscal period, lower business promotion expenses and lower personnel costs due to reduction in headcount. The later was partially offset by the impact of the severance costs associated with the restructuring of PFH. Also, there were higher net occupancy expenses, also related with the restructuring.

•	lower income tax expense by $44.0 million mainly due to this quarter’s net loss when compared to net income on the previous year.

RESTRUCTURING PLAN
As indicated in the 2006 Annual Report, in January 2007, the Corporation announced a restructuring plan (the “Restructuring Plan”) for PFH’s businesses. Since PFH’s performance was poor in 2006, origination volumes had dropped, net interest margin narrowed and the expense base was unsustainable, management initiated the restructuring actions. The Restructuring Plan, which is being implemented throughout 2007, has the following four basic components:
o	Exiting the wholesale subprime mortgage origination business during the first quarter of 2007, which entailed shutting down the wholesale broker, retail and call center business divisions;

o	Consolidating support activities at PFH (Finance, Credit Risk, Compliance, Human Resources, Facilities) within BPNA to reduce expenses;

o	Integrating PFH’s existing commercial lending businesses (mortgage warehouse and mixed use) into BPNA’s business lending groups; and

o	Focusing on the core Equity One network of 132 consumer finance branches in 15 states.
As part of the Restructuring Plan, the Corporation also executed an internal corporate reorganization of its U.S. subsidiaries. In January 2007, E-LOAN, as well as all of its direct and indirect subsidiaries, with the exception of E-LOAN Insurance Services, Inc. and E-LOAN International, Inc., became operating subsidiaries of BPNA. Prior to the consummation of this U.S. reorganization, E-LOAN was a direct wholly-owned subsidiary of PFH. E-LOAN continues to offer its broad range of products and conducts its direct activities through its online platform. Management will be leveraging the E-LOAN brand, technology and internet financial services platform over the next several years to complement BPNA’s community banking growth strategy.
This reorganization and the Restructuring Plan led management to redefine its business reportable segments. Commencing in 2007, the U.S. operations are defined as one reportable segment defined as “Popular North America”. This segment includes the operations of BPNA and PFH, including all of its wholly-owned subsidiaries.
During the first quarter of 2007, the Corporation recorded pre-tax restructuring charges in the Popular North America segment related to the Restructuring Plan as follows:

(In thousands)	1st Quarter 2007

Severance, stay bonuses and other benefits	$8,158
Outplacement costs	1,203
Lease terminations	4,413
Others	1,361

Total restructuring costs	$15,135

Refer to the Operating Expenses section of this MD&A for the classification of these charges in the consolidated statement of income. Of the above restructuring costs, approximately $7.7 million were recognized as a liability as of March 31, 2007, and are expected to be paid out in the second and third quarter of 2007 with operating cash flows. These costs correspond primarily to lease terminations and severance payments.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and an impairment in goodwill of $14.2 million.

As of March 31, 2007, it is anticipated that the Restructuring Plan will result in estimated combined charges of approximately $36.6 million, broken out as follows:

	Impairments on
	goodwill and	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	—	—
September 30, 2007	—	—	—

Total	$21,471	$15,135	$36,606

The Corporation does not expect to incur additional significant restructuring costs in the remaining quarters of 2007. Settlement amounts in lease terminations may differ and are subject to the outcome of negotiations.
It is anticipated that the cost reduction initiatives resulting from the Restructuring Plan will result in an expense reduction of approximately $39 million on an annualized basis, related to approximately $34 million in salary and benefits, $3 million in net occupancy expenses and $2 million in equipment expenses.
The Corporation exited the wholesale broker, retain mortgage and call center origination channels during the first quarter of 2007. In addition, the Corporation had previously exited the asset acquisition channel in early 2006. Certain mortgage loan assets originated through these channels are expected to run-off over the course of several years, which may average between 24 to 36 months.
PFH has conducted mortgage loan securitizations since 1997. Securitizations conducted prior to 2001 and certain securitizations conducted during 2005 and 2006 qualified for sale accounting under the provisions of SFAS No. 140. Accordingly, the loans sold in these off-balance sheet securitizations are not consolidated in the Corporation’s financial statements. The unpaid principal balances (“UPB”) of the sold loans amounted to $2.1 billion at March 31, 2007. The outstanding balance of residual interests (IOs) and MSRs related to these off-balance sheet securitizations was $33 million and $31 million, respectively, at March 31, 2007. As previously mentioned, during the quarter ended March 31, 2007, the Corporation recognized other-than-temporary impairments amounting to $52.8 million related to these IOs.
The business channels exited also originated mortgage loans, which were used by PFH in conducting asset securitizations that did not meet the sale criteria under SFAS No. 140; accordingly, the transactions were treated as on-balance sheet securitizations for accounting purposes. The outstanding balance of those loans, which are part of PFH’s portfolio owned at March 31, 2007, was $4.2 billion. The composition of this portfolio is presented in Table E under the column “Owned-in-Trust”. This portfolio has approximately $108 million in unamortized net premiums and net deferred origination fees / costs. Securitized debt in the form of bond certificate principal due to investors amounted to $4.1 billion at March 31, 2007. The excess of trust assets over associated bond certificates is presented in the table below. The impact of the allowance for loan losses related to the loans owned-in-trust is not included in the computation below.

(In millions)	March 31, 2007

Loans	$4,240
Other real estate	63
Securitization advances	43
Delinquency advances	11
Escrow advances	18

Total	4,375
Less: Balance of bond certificates	(4,106)

Excess	$269

As of March 31, 2007, the exited lines of business also had outstanding $0.9 billion in mortgage loans that were not sold / securitized, and are included in Table E under the column “Owned”. The remaining $1.1 billion presented under this column in Table E is the outstanding balance of loans originated through the branch network and customer loan center.

Financial results for PFH’s exited operations for the first quarter of 2007 were an estimated loss of $73.1 million, net of taxes. The net loss considers the impairments in the valuation of the IOs taken this quarter and the restructuring charges previously mentioned.

Table E — PFH Mortgage Loan Portfolio (excludes loans held-for-sale) Performance Trends
	Owned-in-Trust (a)		Owned (b)
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2007	2006	2007	2006

Current Balance ($) (c)	$4,240,499	$4,543,488	$1,994,727	$2,191,134
Weighted-average coupon (WAC)	7.55%	7.55%	9.04%	8.94%
Avg. Loan-to-Value (LTV) (d)	83.43%	83.39%	74.75%	78.38%
Avg. Loan Balance ($)	$139,508	$139,942	$64,913	$68,514
Avg. FICO® (e)	633	632	622	622
Bankruptcy (% of $ )	2.47%	2.18%	3.45%	2.95%
Total Delinquency	10.57%	10.93%	9.68%	8.67%
30 Days (% of $ )	2.63%	3.48%	2.63%	2.54%
60 Days (% of $ )	1.13%	1.30%	1.04%	0.89%
90+ Days (% of $ )	1.94%	1.84%	3.05%	2.48%
Foreclosure (% of $)	4.86%	4.31%	2.96%	2.75%
Business Channel
Broker	16%	17%	18%	22%
Asset Acquisition	72%	72%	18%	17%
Retail Mortgage (call centers)	6%	6%	4%	5%
Customer Loan Center (“CLC”) (f)	4%	4%	5%	6%
Decentralized (branches)	—	—	52%	47%
Other	2%	1%	3%	3%
Product Type
Fixed-rate	62%	60%	73%	69%
ARM (Adjustable rate mortgage)	27%	29%	15%	20%
Balloon	4%	4%	11%	10%
Interest only — Fixed	1%	1%	—	—
Interest only — ARM	6%	6%	1%	1%

(a)	Owned-in-trust — represents mortgage loans securitized in on-balance sheet securitizations, as such, are part of PFH’s portfolio under SFAS No. 140.

(b)	Owned portfolio — represents mortgage loans originated / acquired, but not sold / securitized.

(c)	Excluding deferred fees, origination costs, net premiums and other items.

(d)	LTV – a lending risk ratio calculated by dividing the total amount of the mortgage or loan by the fair value of the property.

(e)	FICO® — The Corporation uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

(f)	CLC — Unit that anticipates possible refinancing needs of the customer and makes efforts to retain the customer by offering the company’s products.

FINANCIAL CONDITION
Refer to the consolidated financial statements included in this Form 10-Q for the Corporation’s consolidated statements of condition as of March 31, 2007, December 31, 2006 and March 31, 2006. Also, refer to Table A for financial highlights on major line items of the consolidated statement of condition.
A breakdown of the Corporation’s loan portfolio at period-end, the principal category of earning assets, is presented in Table F.
TABLE F
Loans Ending Balances

			Variance		Variance
			March 31, 2007		March 31, 2007
	March 31,	December 31,	vs.	March 31,	vs.
(In thousands)	2007	2006	December 31, 2006	2006	March 31, 2006

Commercial *	$14,787,195	$14,536,837	$250,358	$13,192,984	$1,594,211
Lease financing	1,200,205	1,226,490	(26,285)	1,324,867	(124,662)
Mortgage *	11,615,031	11,695,156	(80,125)	12,040,304	(425,273)
Consumer *	5,278,186	5,278,456	(270)	4,872,230	405,956

Total	$32,880,617	$32,736,939	$143,678	$31,430,385	$1,450,232

*	Includes loans held-for-sale
The increase in commercial loans from March 31, 2006 to March 31, 2007 reflected growth in credit lines on the corporate, construction, public and small business sectors. Construction loans, which are included within the commercial category in Table F, amounted to $1.5 billion at March 31, 2007, compared with $1.4 billion at December 31, 2006 and $1.1 billion at March 31, 2006.
The decline in mortgage loans from March 31, 2006 to the same date in 2007 was in part due to certain large transactions disclosed in the 2006 Annual Report that took place during that year which involved bulk sales of mortgage loans, off-balance sheet securitizations of subprime mortgage loans, and pooling of loans and sales of the newly issued FNMA securities. These sales and securitizations were part of the Corporation’s strategy to deleverage its balance sheet and reduce low-yielding assets. Also, the reduction is in part due to lower origination volume resulting from exiting certain business channels of the PFH operations, as described in the Restructuring Plan and Overview of Mortgage Loan Exposure at PFH sections of this MD&A.
A breakdown of the consumer loan portfolio is presented in Table G.
TABLE G
Breakdown of Consumer Loans

			Variance		Variance
			March 31, 2007		March 31, 2007
	March 31,	December 31,	vs.	March 31,	vs.
(In thousands)	2007	2006	December 31, 2006	2006	March 31, 2006

Personal	$2,490,343	$2,457,619	$32,724	$2,066,853	$423,490
Auto	1,610,491	1,636,415	(25,924)	1,668,352	(57,861)
Credit cards	1,028,593	1,032,546	(3,953)	987,480	41,113
Other	148,759	151,876	(3,117)	149,545	(786)

Total	$5,278,186	$5,278,456	($270)	$4,872,230	$405,956

The increase in personal loans from March 31, 2006 to the same date in 2007 was principally attributed to higher volume of home equity lines of credit in the Popular North America operations after a strategic decision was made in mid-2006 to substantially retain those loans in portfolio, and to growth in personal loans at BPPR which was associated with favorable customer response to mailing campaigns and cross selling initiatives.

Investment and trading securities totaled $10.4 billion at March 31, 2007, compared with $10.6 billion at December 31, 2006 and $12.7 billion at March 31, 2006. The decline in the Corporation’s investment securities portfolio from March 31, 2006 was mainly due to maturities of U.S. agency securities with low rates during 2006, which were not replaced, in part because the interest spread was not favorable and also as part of the Corporation’s deleveraging strategy.
Refer to Note 10 to the consolidated financial statements for details on the composition of intangible assets.
Table H provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE H
Breakdown of Other Assets

			Variance		Variance
			March 31, 2007		March 31, 2007
	March 31,	December 31,	vs. December 31,	March 31,	vs. March 31,
(In thousands)	2007	2006	2006	2006	2006

Net deferred tax assets	$357,877	$359,433	($1,556)	$332,761	$25,116
Bank-owned life insurance program	207,906	206,331	1,575	199,362	8,544
Servicing rights	176,994	164,999	11,995	164,384	12,610
Prepaid expenses	162,951	168,717	(5,766)	151,564	11,387
Securitization advances and related assets	103,843	181,387	(77,544)	231,435	(127,592)
Investments under the equity method	103,103	66,794	36,309	66,623	36,480
Derivative assets	52,703	55,413	(2,710)	69,990	(17,287)
Others	160,667	408,816	(248,149)	172,543	(11,876)

Total	$1,326,044	$1,611,890	($285,846)	$1,388,662	($62,618)

Explanations for the principal variances from December 31, 2006 to March 31, 2007 were:
•	The decrease in the “others” caption was mainly due to lower securities trade receivables outstanding at the end of the first quarter of 2007. At December 31, 2006 there were securities trade receivables outstanding for mortgage-backed securities sold prior to year-end, with a settlement date in January 2007.

•	The decrease in securitization advances and related assets was primarily associated to PFH’s on-balance sheet securitization performed in December 2006, which required a pre-funded amount of $66 million to be held in trust. As disclosed in the 2006 Annual Report, this pre-funded amount was classified as an other asset in the consolidated statement of condition. In early 2007, PFH delivered additional loans to the securitization trust and received back the pre-funded amount.
Principal variances in other assets from March 31, 2006 to the same date in 2007 were mostly due to the following:
•	The decrease in securitization advances and related assets from March 31, 2006 associated with PFH’s operations was primarily due to the collection during the third quarter of 2006 of excess cash held by the securitization trusts of approximately $69 million. Also, the reduction was related to the pre-funded amount explained in the previous paragraph.
A breakdown of the Corporation’s deposits at period-end is included in Table I:
TABLE I
Deposits Ending Balances

			Variance		Variance
	March 31,	December 31,	March 31, 2007 vs.	March 31,	March 31, 2007 vs.
(In thousands)	2007	2006	December 31, 2006	2006	March 31, 2006

Demand deposits *	$4,733,620	$4,910,848	($177,228)	$4,938,702	($205,082)
Savings, NOW and money market deposits	9,384,121	9,200,732	183,389	8,837,151	546,970
Time deposits	10,620,312	10,326,751	293,561	9,635,959	984,353

Total	$24,738,053	$24,438,331	$299,722	$23,411,812	$1,326,241

*	Includes interest and non-interest bearing demand deposits.

Deposit growth since March 31, 2006 was primarily associated with savings and time deposits captured through the online webpage of E-LOAN.
Brokered certificates of deposit, included in the category of time deposits, totaled $685 billion at March 31, 2007, compared with $1.0 billion at March 31, 2006 and $866 million at December 31, 2006.The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $131 million at March 31, 2007, $136 million as of December 31, 2006 and $137 million as of March 31, 2006.
At March 31, 2007, borrowed funds totaled $17.8 billion, compared with $18.5 billion at December 31, 2006 and $20.9 billion at March 31, 2006. Refer to Note 11 to the consolidated financial statements for additional information on the Corporation’s borrowings at March 31, 2007, December 31, 2006 and March 31, 2006.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at March 31, 2007, December 31, 2006 and March 31, 2006. Also, the disclosures of accumulated other comprehensive loss, an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at March 31, 2007, March 31, 2006 and December 31, 2006 are presented on Table J. As of such dates, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
The average tangible equity amounted to $3.0 billion at March 31, 2007 and December 31, 2006, compared to $2.9 billion at March 31, 2006. Total tangible equity was $3.0 billion at March 31, 2007, $2.8 billion at December 31, 2006, and $2.7 billion at March 31, 2006. The average tangible equity to average tangible assets ratio was 6.55% at March 31, 2007, 6.25% at December 31, 2006 and 6.01% at March 31, 2006.
TABLE J
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Risk-based capital
Tier I capital	$3,783,934	$3,727,860	$3,660,551
Supplementary (Tier II) capital	439,788	441,591	407,638

Total capital	$4,223,722	$4,169,451	$4,068,189

Risk-weighted assets
Balance sheet items	$32,314,010	$32,519,457	$29,963,042
Off-balance sheet items	2,735,671	2,623,264	2,338,272

Total risk-weighted assets	$35,049,681	$35,142,721	$32,301,314

Average assets	$46,339,873	$46,330,505	$48,045,828

Ratios:
Tier I capital (minimum required – 4.00%)	10.80%	10.61%	11.33%
Total capital (minimum required – 8.00%)	12.05	11.86	12.59%
Leverage ratio *	8.17	8.05	7.62%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
At March 31, 2007, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,803,975, Tier I Capital of $1,401,987, and a Tier I Leverage of $1,390,196 based on a 3% ratio or $1,853,595 based on a 4% ratio according to the Bank’s classification.

OFF-BALANCE SHEET SECURITIZATION ACTIVITIES
In connection with PFH’s securitization transactions, the Corporation is a party to pooling and servicing agreements pursuant to each of which the Corporation transfers (on a servicing retained basis) certain of the Corporation’s loans to a special purpose entity, which in turn transfers the loans to a securitization trust fund that has elected to be treated as one or more Real Estate Mortgage Investment Conduits (“REMICs”). The two-step transfer of loans by the Corporation to a securitization trust fund, in which the Company surrenders control over the loans, is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered. When the Corporation transfers financial assets and the transfer fails any one of the SFAS No. 140 criteria, the Corporation is then prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.
The trusts created as part of off-balance sheet mortgage loans securitizations, conducted prior to 2001, in 2005 and in 2006, are not consolidated in the Corporation’s financial statements since the transactions qualified for sale accounting based on the provisions of SFAS No. 140. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity or the securitization trust funds. At March 31, 2007 and 2006, these trusts held approximately $2.2 billion and $2.3 billion, respectively, in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $2.1 billion and $2.2 billion at March 31, 2007 and 2006, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and interest-only securities retained by the Corporation are recorded in the statements of condition at fair value.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table K summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters ended March 31, 2007 and 2006.
TABLE K
Allowance for Loan Losses and Selected Loan Losses Statistics

	First Quarter
(Dollars in thousands)	2007		2006		Variance

Balance at beginning of period	$522,232		$461,707		$60,525
Provision for loan losses	96,346		48,947		47,399
Impact of change in reporting period *	—		2,510		(2,510)

	618,578		513,164		105,414

Losses charged to the allowance:
Commercial	17,328		12,453		4,875
Lease financing	6,408		5,016		1,392
Mortgage	20,608		11,317		9,291
Consumer	47,207		31,232		15,975

Subtotal	91,551		60,018		31,533

Recoveries:
Commercial	3,482		4,359		(877)
Lease financing	1,998		3,786		(1,788)
Mortgage	145		131		14
Consumer	9,096		6,899		2,197

Subtotal	14,721		15,175		(454)

Net loans charged-off:
Commercial	13,846		8,094		5,752
Lease financing	4,410		1,230		3,180
Mortgage	20,463		11,186		9,277
Consumer	38,111		24,333		13,778

Subtotal	76,830		44,843		31,987

Balance at end of period	$541,748		$468,321		$73,427

Ratios:
Net charge-offs to average loans held-in-portfolio	0.96%		0.58%
Provision to net charge-offs	1.25	x	1.09	x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in the Overview section and in the 2006 Annual Report).

Also, Table L presents annualized net charge-offs to average loans by loan category for the quarters ended March 31, 2007 and 2006.
TABLE L
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended March 31,
	2007	2006

Commercial	0.38%	0.25%
Lease financing	1.46	0.37
Mortgage	0.74	0.37
Consumer	2.94	2.02

	0.96%	0.58%

The increase in commercial loans net charge-offs to average loans held-in-portfolio ratio was mostly associated with deterioration in the economic conditions in Puerto Rico, triggered in part by the fiscal budgetary crisis and the uncertainty that prevails in the different markets in the Island. The annualized net charge-offs to average loans held-in-portfolio ratio for the quarter ended March 31, 2007 resulted at a similar level to the net charge-off ratio experienced in the fourth quarter of 2006 which was 0.37%.
The increase in net charge-offs to average loans held-in-portfolio in the lease financing portfolio was the result of higher delinquencies in Puerto Rico. This ratio for the quarter ended December 31, 2006 was 1.46%, similar to the ratio experienced in the first quarter of 2007.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio increased primarily due to higher delinquency levels experienced in the U.S. mainland, primarily in the Corporation’s subprime mortgage loan portfolio. This increase also reflects the impact of the significant reduction in mortgage loan portfolio at PFH. Refer to the Overview of Mortgage Loan Exposure at PFH section in this MD&A for information on PFH’s mortgage loan portfolio, including credit statistics. Although deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, historically the Corporation has experienced a low level of losses in its P.R. mortgage loan portfolio. For the quarter ended December 31, 2006, the consolidated ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio was 0.68%.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose primarily due to higher delinquencies in the Puerto Rico operations. For the quarter ended December 31, 2006, the ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio was 2.88%.

NON-PERFORMING ASSETS
A summary of non-performing assets, which includes past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table M, along with certain credit quality metrics. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2006 Annual Report.
TABLE M
Non-Performing Assets

							As a
				As a	$ Variance		percentage	$ Variance
		As a percentage		percentage	March 31, 2007		of loans	March 31, 2007
	March 31,	of loans HIP*	December 31,	of loans HIP*	vs.	March 31,	HIP*	vs.
(Dollars in thousands)	2007	by category	2006	by category	December 31, 2006	2006	by category	March 31, 2006

Commercial	$200,508	1.4%	$158,214	1.1%	$42,294	$138,602	1.1%	$61,906
Lease financing	6,917	0.6	11,898	1.0	(4,981)	3,455	0.3	3,462
Mortgage	519,449	4.9	499,402	4.5	20,047	407,433	3.5	112,016
Consumer	43,000	0.8	48,074	0.9	(5,074)	36,170	0.7	6,830

Total non-performing loans	769,874	2.4	717,588	2.2	52,286	585,660	1.9	184,214
Other real estate	89,479		84,816		4,663	82,352		7,127

Total non-performing assets	$859,353	2.70%	$802,404	2.51%	$56,949	$668,012	2.16%	$191,341

Accruing loans past due 90 days or more	$110,946		$99,996		$10,950	$90,770		$20,176

Non-performing assets to total assets	1.82%		1.69%			1.37%
Allowance for loan losses to loans held-in-portfolio	1.70		1.63			1.52
Allowance for loan losses to non-performing assets	63.04		65.08			70.11
Allowance for loan losses to non-performing loans	70.37		72.78			79.96

*	HIP = “held-in-porfolio”

The increase in the non-performing mortgage loans since December 31, 2006 was mainly due to continued deterioration in the subprime market in the U. S. mainland as well as higher delinquencies triggered by the economic conditions in Puerto Rico. The increase experienced during the first quarter of 2007 was lower than the increase reported in the last quarter of 2006.
The rise in non-performing commercial loans reflected the current economic conditions, primarily in Puerto Rico.
Refer to the Overview of Mortgage Loan Exposure at PFH section in this MD&A for information on PFH’s mortgage loan portfolio and to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to the GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying Ginnie Mae mortgage-backed securities must report as their own assets defaulted loans that they have the option to purchase, even when they elect not to exercise the option. Also, accruing loans 90 days or more include residential conventional loans purchased from other financial institutions that although delinquent, the Corporation has received timely payment from the sellers / servicers, and in some instances have partial guarantees under recourse agreements.
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of March 31, 2007 reflects the prevailing negative economic outlook, particularly in the non-prime mortgage business, and the continued difficulties regarding Puerto Rico’s economy.
The Corporation’s methodology to determine its allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, commercial loans over a predetermined amount are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss contingency for a group of homogeneous loans, which are not individually evaluated under SFAS No. 114, when it is probable that a loss has been incurred and the amount can be reasonably estimated. To determine the allowance for loan losses under SFAS No. 5, the Corporation uses historical net charge-offs and volatility experience segregated by loan type and legal entity. As of March 31, 2007, there have been no significant changes in evaluation methods or assumptions from December 31, 2006 that had an effect on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
Under SFAS No. 114, the Corporation considers a commercial loan to be impaired when the loan amounts to $250,000 or more and interest and / or principal is past due 90 days or more, or, when the loan amounts to $500,000 or more and based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at March 31, 2007, December 31, 2006 and March 31, 2006 were:

	March 31, 2007		December 31, 2006		March 31, 2006
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$137.7	$41.5	$125.7	$37.0	$70.9	$20.7
No valuation allowance required	99.8	—	82.5	—	46.7	—

Total impaired loans	$237.5	$41.5	$208.2	$37.0	$117.6	$20.7

Average impaired loans during the first quarter of 2007 and 2006 were $225 million and $120 million, respectively. The Corporation recognized interest income on impaired loans of $2.1 million and $0.9 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.
In addition to the non-performing loans included in Table M, there were $98 million of loans at March 31, 2007, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2006 and March 31, 2006, these potential problem loans approximated $103 million and $28 million, respectively. The increase in potential problem loans during 2006 was principally associated with particular commercial lending relationships in the Corporation’s Puerto Rico banking operations.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at March 31, 2007, adjusted non-performing assets would have been $816 million or 2.56% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 74.53%. At December 31, 2006, adjusted non-performing assets would have been $754 million or 2.36% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 78.00%. At March 31, 2006, adjusted non-performing assets would have been $632 million or 2.05% of loans held-in-portfolio and the allowance to non-performing loans would have been 85.23%.
As explained in the 2006 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has partly diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. The Corporation’s assets and revenue composition by geographical area and by business segment reporting is presented in Note 21 to the consolidated financial statements.
Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition.
At March 31, 2007, the Corporation had $908 million of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $50 million are uncommitted lines of credit. Of these total credit facilities granted, $738 million in loans were outstanding at March 31, 2007. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full good faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of March 31, 2007, the Corporation had outstanding $186 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 5 and 6 to the consolidated financial statements for additional information. Of that total, $163 million is exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $58 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (S&P), another nationally recognized credit rating agency.
Overview of Mortgage Loan Exposure at PFH
PFH historically originated mortgage loan production through various channels including asset acquisition, mortgage loan brokers and its retail branch network. As part of the Restructuring Plan, PFH has ceased originating loans through all channels except for loans originated directly through its consumer finance branches and the customer loan center (“CLC”). This is expected to result in a significant reduction in total origination of mortgage loans at PFH.
Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans. A portion of the loans originated and retained by PFH is subprime under this definition.
As of March 31, 2007, mortgage loans held-in-portfolio outstanding at PFH amounted to $6.4 billion, as compared to $6.9 billion as of December 31, 2006 and $7.3 billion as of March 31, 2006. Of the balance as of March 31, 2007, $4.4 billion or approximately 70% had FICO® scores 660 or below. As distinguished by coupon type, 72% of the loan portfolio had fixed-rate coupons, while 28% had adjustable rates (ARMs).
As of March 31, 2007, $0.7 billion in ARMs were scheduled to readjust their rate for the first time during 2007, and $0.6 billion were scheduled to readjust their rate in 2008.
The average FICO® score for PFH’s mortgage loans held-in-portfolio was 627 as of March 31, 2007 while the average loan-to-value ratio of the portfolio as of that date was 80.5%. The unpaid principal balance of loans originated in 2006 amounted to $1.2 billion, or approximately 15.5% of PFH’s total loan portfolio and 3.7% of the Corporation’s loan portfolio at March 31, 2007.
One of the characteristics of subprime loans is that their delinquency and charge-off rates tend to be higher than for agency conforming loans or “Alt-A” loans. Alt-A loans are loans usually made to borrowers who have unsteady sources of income or simply have too little documented income to qualify for a conforming loan. For the quarter ended March 31, 2007, the ratio of non-performing mortgage loans to mortgage loans held-in-portfolio for PFH amounted to 6.3%, while annualized charge-offs to average loans for the period amounted to 1.1%.
A portion of the mortgage loans held by PFH as of March 31, 2007 are pledged as collateral for asset-backed securities issued by the Corporation as a financing vehicle. These “owned-in-trust” loans pose similar risks to the Corporation as those loans owned outright, with the difference that part of the potential losses related to owned-in-trust loans may be borne by the bondholders under certain circumstances, primarily if cumulative loan losses exceed the level of overcollateralization. As of March 31, 2007, $4.2 billion in mortgage loans were owned-in-trust.
Overcollateralization is defined as a type of credit enhancement by which an issuer of bond certificates pledges collateral in excess of what is needed to adequately cover the repayment of the bond certificates.
For more detailed information on PFH’s mortgage loan portfolio, please refer to Table N.

Table N
Mortgage Loan Exposure at Popular Financial Holdings – (excludes mortgage loans held-for-sale)
As of March 31, 2007

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(In thousands)	Vintages	2007	2006	2005	2004	2003 & Prior

Subprime mortgage loans — Owned portfolio	$1,421,688	$116,432	$476,346	$400,567	$144,225	$284,118
FICO®-Average	599	603	601	607	598	585
Loan-to-value – Average	83.0%	79.5%	80.7%	89.6%	88.1%	77.0%
% Fixed-rate	82.1%	92.4%	82.4%	69.0%	90.9%	91.3%
% ARM	17.9%	7.6%	17.6%	31.0%	9.1%	8.7%
Delinquencies %	11.5%	—	8.0%	13.6%	14.2%	18.1%
Non-performing %	7.2%	—	3.2%	9.4%	10.0%	12.3%
Charge-offs % — First Quarter 2007 (a)	1.9%

Subprime mortgage loans – Owned-in-Trust	$2,960,095	—	$430,621	$1,129,023	$581,337	$819,114
FICO®-Average	606	—	591	607	617	608
Loan-to-value – Average	83.5%	—	84.0%	83.1%	82.6%	84.3%
% Fixed-rate	62.8%	—	29.1%	48.1%	85.0%	85.0%
% ARM	37.2%	—	70.9%	51.9%	15.0%	15.0%
Delinquencies %	12.6%	—	7.7%	13.3%	9.7%	16.3%
Non-performing %	8.0%	—	4.6%	8.3%	6.1%	10.9%
Charge-offs % — First Quarter 2007 (a)	1.5%

Prime mortgage loans — Owned portfolio	$478,106	$28,874	$139,002	$138,513	$66,764	$104,953
FICO®-Average	699	692	694	700	701	707
Loan-to-value – Average	80.7%	78.2%	79.6%	88.4%	85.7%	71.4%
% Fixed-rate	85.5%	87.6%	78.5%	82.1%	88.1%	97.1%
% ARM	14.5%	12.4%	21.5%	17.9%	11.9%	2.9%
Delinquencies %	5.2%	—	4.2%	6.4%	5.1%	6.5%
Non-performing %	3.2%	—	1.5%	4.1%	4.1%	4.4%
Charge-offs % — First Quarter 2007	0%

Prime mortgage loans – Owned-in-Trust	$1,277,861	—	$68,362	$438,174	$411,172	$360,153
FICO®-Average	698	—	695	697	702	699
Loan-to-value – Average	84.1%	—	84.1%	85.3%	81.4%	85.7%
% Fixed-rate	76.1%	—	45.2%	51.8%	91.6%	93.9%
% ARM	23.9%	—	54.8%	48.2%	8.4%	6.1%
Delinquencies %	5.8%	—	5.5%	6.6%	4.1%	6.7%
Non-performing %	3.9%	—	3.9%	4.4%	3.0%	4.5%
Charge-offs % — First Quarter 2007	0%

Loans without FICO scores	$97,476	$14,177	$55,501	$8,715	$4,033	$15,050

PFH — Mortgage Loans (b)	$6,235,226	$159,483	$1,169,832	$2,114,992	$1,207,531	$1,583,388
FICO®-Average	627	621	616	631	640	627
Loan-to-value – Average	80.5%	74.4%	77.4%	85.4%	82.7%	82.5%
% Fixed-rate	72.2%	92.2%	61.0%	55.3%	88.1%	89.1%
% ARM	27.8%	7.8%	39.0%	44.7%	11.9%	10.9%
Delinquencies %	10.3%	—	7.0%	11.5%	8.1%	13.7%
Non-performing %	6.3%	—	3.4%	7.4%	5.4%	9.2%
Charge-offs % — First Quarter 2007	1.1%

Deferred fees, origination costs, net premiums and other items	$135,835
PFH Total Mortgage Loans HIP	$6,371,061

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of December 31, 2006 and March 31, 2007 for these business areas.

(b)	Includes loans without FICO® scores.

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
The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates, which were described in the 2006 Annual Report, have remained substantially constant from the end of 2006. Due to the importance of critical assumptions in measuring market risk, the risk models currently incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products, estimates on the duration of the Corporation’s deposits, and interest rate scenarios.
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model, which incorporates actual balance sheet figures detailed by maturity and interest yields or costs, repricing characteristics, expected balance sheet dynamics, reinvestments, and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis. In addition, this group receives third-party validation reports for the mortgage related prepayment assumptions.
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
Based on the results of the sensitivity analyses as of March 31, 2007, the Corporation’s net interest income for the next twelve months is estimated to decrease by $18.5 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $10.5 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at March 31, 2007.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations, and as a result, it could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 9 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly inflationary environments in which the effects are included in other operating income in the consolidated statements of income. At March 31, 2007, the Corporation had approximately $35 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $37 million at December 31, 2006 and March 31, 2006.
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
The composition of the Corporation’s financing to total assets at March 31, 2007 and December 31, 2006 follows.

			% increase (decrease)
			from	% of total assets
	March 31,		December 31, 2006 to	March 31,	December 31,
(Dollars in millions)	2007	December 31, 2006	March 31, 2007	2007	2006

Non-interest bearing deposits	$4,177	$4,222	(1.1%)	8.9%	8.9%
Interest-bearing core deposits	14,979	14,923	0.4	31.8	31.5
Other interest-bearing deposits	5,582	5,293	5.5	11.8	11.2
Federal funds and repurchase agreements	6,272	5,762	8.9	13.3	12.2
Other short-term borrowings	3,202	4,034	(20.6)	6.8	8.5
Notes payable	8,369	8,737	(4.2)	17.7	18.4
Others	847	813	4.2	1.8	1.7
Stockholders’ equity	3,736	3,620	3.2	7.9	7.6

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 77% of total deposits at March 31, 2007. Certificates of deposit with denominations of $100 thousand and over at March 31, 2007 represented 23% of total deposits. Their distribution by maturity was as follows:

(In thousands)

3 months or less	$2,266,753
3 to 6 months	1,149,775
6 to 12 months	853,253
Over 12 months	1,311,831

$5,581,612

The consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.

There have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2006. Refer to Note 11 to the consolidated financial statements for the composition of the Corporation’s borrowings at March 31, 2007. Also, refer to Note 12 to the consolidated financial statements for the Corporation’s involvement in certain commitments at March 31, 2007.
Risks to Liquidity
Maintaining adequate credit ratings on Popular’s debt obligations is an important factor for liquidity because the credit ratings influence the Corporation’s ability to borrow, the cost at which it can raise financing and its access to funding sources. The credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
In early August 2005, FitchRatings, a nationally recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. Following the announcement by the Corporation of the acquisition of E-LOAN in 2005, Fitch expressed concerns indicating that, while the Corporation’s capital profile is acceptable for current ratings, the level of tangible common equity would fall following the E-LOAN acquisition as a result of the intangibles recorded, primarily goodwill and trademark. Also, the outlook change considered the risk of greater exposure to the subprime lending business.
Management evaluated such concerns and took actions to address them. In the fourth quarter of 2005 and the first quarter of 2006, the Corporation issued additional shares of common stock to strengthen the level of tangible equity capital. Furthermore, strategic changes have been implemented at PFH that should have the effect of decreasing the growth of the subprime loan portfolio at the Corporation. Refer to the Restructuring Plan section in this MD&A for information on these particular efforts. In May 2007, Fitch changed the Corporation’s senior debt rating to “A-” from “A”, while the outlook was revised to “stable” from “negative”. The primary drivers behind the changes are recent trends in the Corporation’s credit quality and changes in core profitability as compared to a peer group of “A-” rated institutions. The rating for short-term obligations was maintained at “F-1”.
The Corporation is also rated by two other nationally recognized credit rating agencies. In recent exchanges with these two agencies, the Corporation was advised that they are following closely recent trends in the Corporation’s business. One area of concern is the decline in the profitability of the U.S. business during 2006 and possible impact of the remaining subprime exposure on future financial results. The second concern is the deterioration of general credit quality in the Puerto Rico economy and its possible impact on the level of future credit losses. Nonetheless, in March 2007 Moody’s Investors Service upgraded the senior debt ratings for the Corporation. These were revised to “A2” at the holding company level, from the previous level of “A3”, an increase of one notch. The rating for short-term obligations was also increased to “P-1”, which is Moody’s highest classification. The outlook remains stable. As of March 31, 2007, the Corporation’s ratings with Standard and Poor’s had a stable outlook.
The Corporation and BPPR’s debt ratings at March 31, 2007 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

FitchRatings	F-1	A-	F-1	A-
Moody’s	P-1	A2	P-1	A1
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $14 million at March 31, 2007.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At March 31, 2007, the Corporation had $1.1 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program. At March 31, 2007, PFH was in breach of particular covenants in some credit facilities related to tangible net worth and leverage ratios. Certain written waivers were obtained. Obligations outstanding under these credit facilities approximated $0.6 billion at March 31, 2007.
Management believes that there have been no significant changes in liquidity risk compared with the disclosures in Popular, Inc.’s 2006 Annual Report for the year ended December 31, 2006, except for matters covered in this MD&A.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Corporation is exposed to greater risk because a significant portion of the business is concentrated in Puerto Rico, which has experienced an economic slowdown.
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico (the “Island”). Consequently, the financial condition and results of operations are highly dependent on economic conditions in the Island. An extended economic slowdown, adverse political or economic developments in Puerto Rico, or natural disasters such as hurricanes affecting the Island, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which would adversely affect the Corporation’s profitability.
The economy of Puerto Rico had a lackluster fiscal 2006 (twelve months ending in June, 2006) and the Commonwealth Government is projecting a contraction of 1.4% for the year ending June 30, 2007. Most sectors appear weak and are still in the process of bottoming out.
Retail sales for the calendar year ending November 2006, for which the most recent data is available, had declined 2.4% versus the previous year. Retail auto sales for the three months ending March 31, 2007, which are produced on a timelier basis, showed a decrease of 18.7% against the same period in 2006. Consumers’ finances appear to be under stress, and this is affecting aggregate spending in the economy.
The Commonwealth’s fiscal situation still poses a challenge for growth. Government receipts for 2006 up to November 2006 were $7.6 billion, 2.5% below the previous year. In general terms, general fund revenue and sales tax receipts have been running below government projections, which increases the risk that revenues will not be sufficient to meet government spending in the current fiscal year, requiring measures to balance the deficit. The political process needed to address this scenario may be a source of instability, as it may impact business and consumer confidence.
Construction continues to reflect weakness in both the public and private sectors. The value of permits, including both the private and public sectors, decreased 10.9% in the calendar year ending in December 2006, as compared to the previous year. Permits in the private sector declined 6.3%, while in the public sector the drop was 26.3%.
Unemployment has been trending upward, reaching 10.7% in February of the current year. According to government statistics, total employment on the Island in February 2007 had declined by 19,700 jobs from February 2006, a decrease of 1.8%.
Tourism is the one sector that has not been significantly affected by the current slowdown. It continues to expand according to government statistics, and this may be due to a relative healthy U.S. economy, particularly in the Northeast.
In general, it is apparent that in 2006 the P.R. economy entered a recession, primarily due to weak Commonwealth Government finances, sluggish manufacturing, softer consumption and decreased government investment in construction.
The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates may increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the details of purchases of Common Stock during the quarter ended March 31, 2007 under the 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

January 1 – January 31	—	—	—	8,601,209
February 1 – February 28	2,612	$18.66	2,612	8,598,597
March 1 – March 31	—	—	—	8,599,185

Total March 31, 2007	2,612	$18.66	2,612	8,599,185

(a)	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Amendment to 2005 Amended and Restated Incentive Award and Agreement, dated March 23, 2007, between Popular Inc. and Roberto R. Herencia

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: May 9, 2007	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: May 9, 2007	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller