Form 10-Q
period 2007-06-30
POPULAR INC
filed 2007-08-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value 279,629,000 shares outstanding as of August 3, 2007.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	June 30,	December 31,	June 30,
(In thousands, except share information)	2007	2006	2006

ASSETS
Cash and due from banks	$762,085	$950,158	$848,892

Money market investments:
Federal funds sold	345,400	84,350	245,500
Securities purchased under agreements to resell	212,138	202,181	366,143
Time deposits with other banks	17,449	15,177	8,879

	574,987	301,708	620,522

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	3,421,716	3,743,924	6,112,628
Other investment securities available-for-sale	5,552,752	6,106,938	4,776,670
Investment securities held-to-maturity, at amortized cost (market value at June 30, 2007 - $429,536; December 31, 2006 - $92,764; June 30, 2006 – $420,172)	429,479	91,340	420,398
Other investment securities, at lower of cost or realizable value (realizable value at June 30, 2007 - $160,372; December 31, 2006 - $412,593; June 30, 2006 – $422,163)	160,150	297,394	312,042
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	355,484	193,619	212,637
Other trading securities	321,374	188,706	163,633
Loans held-for-sale, at lower of cost or market value	605,990	719,922	606,620

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	195,661	306,320	67,381
Other loans held-in-portfolio	32,274,058	32,019,044	31,847,625
Less – Unearned income	323,864	308,347	304,994
Allowance for loan losses	564,847	522,232	483,815

	31,581,008	31,494,785	31,126,197

Premises and equipment, net	587,505	595,140	592,704
Other real estate	112,858	84,816	83,658
Accrued income receivable	249,746	248,240	245,998
Other assets	1,499,461	1,611,890	1,515,682
Goodwill	668,469	667,853	656,189
Other intangible assets	102,299	107,554	105,044

	$46,985,363	$47,403,987	$48,399,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,280,195	$4,222,133	$4,370,437
Interest bearing	21,105,800	20,216,198	19,079,083

	25,385,995	24,438,331	23,449,520
Federal funds purchased and assets sold under agreements to repurchase	5,655,936	5,762,445	7,926,731
Other short-term borrowings	3,384,105	4,034,125	2,656,936
Notes payable	8,068,638	8,737,246	10,198,675
Other liabilities	793,500	811,424	704,547

	43,288,174	43,783,571	44,936,409

Commitments and contingencies (See Note 12)

Minority interest in consolidated subsidiaries	109	110	112

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 292,722,761 shares issued (December 31, 2006 – 292,190,924; June 30, 2006 – 291,718,358) and 279,326,816 outstanding (December 31, 2006 – 278,741,547; June 30, 2006 – 278,293,561)	1,756,337	1,753,146	1,750,310
Surplus	533,152	526,856	490,631
Retained earnings	1,701,100	1,594,144	1,576,499
Accumulated other comprehensive loss, net of tax of ($96,065) (December 31, 2006 – ($84,143); June 30, 2006 – ($110,267))	(274,817)	(233,728)	(334,789)
Treasury stock – at cost, 13,395,945 shares (December 31, 2006 – 13,449,377; June 30, 2006 – 13,424,797)	(205,567)	(206,987)	(206,533)

	3,697,080	3,620,306	3,462,993

	$46,985,363	$47,403,987	$48,399,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2007	2006	2007	2006

INTEREST INCOME:
Loans	$656,485	$613,792	$1,300,599	$1,205,627
Money market investments	5,752	7,906	10,361	15,888
Investment securities	113,063	133,274	228,554	266,807
Trading account securities	9,611	7,065	18,992	15,925

	784,911	762,037	1,558,506	1,504,247

INTEREST EXPENSE:
Deposits	182,730	135,961	355,832	260,372
Short-term borrowings	119,466	127,074	244,275	251,877
Long-term debt	111,298	133,223	232,000	266,455

	413,494	396,258	832,107	778,704

Net interest income	371,417	365,779	726,399	725,543
Provision for loan losses	115,167	67,096	211,513	116,043

Net interest income after provision for loan losses	256,250	298,683	514,886	609,500
Service charges on deposit accounts	48,392	47,324	96,863	94,793
Other service fees (See Note 13)	89,590	80,017	177,439	160,363
Net gain (loss) on sale and valuation adjustments of investment securities	1,175	(14,424)	82,946	(2,084)
Trading account profit (loss)	10,377	1,830	(3,787)	13,305
Gain on sale of loans and valuation adjustments on loans held-for-sale	28,294	29,054	31,728	76,315
Other operating income	25,547	40,185	70,362	70,127

	459,625	482,669	970,437	1,022,319

OPERATING EXPENSES:
Personnel costs:
Salaries	126,950	126,700	263,429	262,232
Pension, profit sharing and other benefits	37,338	39,783	79,234	82,303

	164,288	166,483	342,663	344,535
Net occupancy expenses	26,501	28,629	58,515	57,267
Equipment expenses	32,245	33,973	64,641	67,170
Other taxes	11,835	10,929	23,682	21,170
Professional fees	38,642	38,488	74,629	75,566
Communications	16,973	17,293	34,035	34,593
Business promotion	30,369	31,991	58,741	64,814
Printing and supplies	4,549	4,291	8,825	8,923
Other operating expenses	32,838	28,072	64,854	56,903
Impact of change in fiscal period of certain subsidiaries	—	—	—	9,741
Amortization of intangibles	2,813	2,831	5,796	5,552

	361,053	362,980	736,381	746,234

Income before income tax	98,572	119,689	234,056	276,085
Income tax	23,622	22,308	40,459	60,201

NET INCOME	$74,950	$97,381	$193,597	$215,884

NET INCOME APPLICABLE TO COMMON STOCK	$71,972	$94,403	$187,641	$209,928

BASIC EARNINGS PER COMMON SHARE (EPS)	$0.26	$0.34	$0.67	$0.75

DILUTED EPS	$0.26	$0.34	$0.67	$0.75

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended
	June 30,
(In thousands)	2007	2006

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,753,146	1,736,443
Common stock issued under the Dividend Reinvestment Plan	3,131	2,475
Issuance of common stock	—	11,312
Stock options exercised	60	80

Balance at end of period	1,756,337	1,750,310

Surplus:
Balance at beginning of year	526,856	452,398
Common stock issued under the Dividend Reinvestment Plan	5,290	5,733
Issuance of common stock	—	28,281
Issuance cost of common stock	—	1,502
Stock options expense on unexercised options, net of forfeitures	857	1,525
Stock options exercised	149	192
Transfer from retained earnings	—	1,000

Balance at end of period	533,152	490,631

Retained earnings:
Balance at beginning of year	1,594,144	1,456,612
Net income	193,597	215,884
Cumulative effect of accounting change (adoption of SFAS No. 156 and EITF 06-5)	8,667	—
Cash dividends declared on common stock	(89,352)	(89,041)
Cash dividends declared on preferred stock	(5,956)	(5,956)
Transfer to surplus	—	(1,000)

Balance at end of period	1,701,100	1,576,499

Accumulated other comprehensive loss:
Balance at beginning of year	(233,728)	(176,000)
Other comprehensive loss, net of tax	(41,089)	(158,789)

Balance at end of period	(274,817)	(334,789)

Treasury stock – at cost:
Balance at beginning of year	(206,987)	(207,081)
Purchase of common stock	(352)	—
Reissuance of common stock	1,772	548

Balance at end of period	(205,567)	(206,533)

Total stockholders’ equity	$3,697,080	$3,462,993

Disclosure of changes in number of shares:

	June 30, 2007	December 31, 2006	June 30, 2006

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000
Common Stock – Issued:
Balance at beginning of year	292,190,924	289,407,190	289,407,190
Issued under the Dividend Reinvestment Plan	521,773	858,905	412,445
Issuance of common stock	—	1,885,380	1,885,380
Stock options exercised	10,064	39,449	13,343

Balance at end of period	292,722,761	292,190,924	291,718,358

Treasury stock	(13,395,945)	(13,449,377)	(13,424,797)

Common Stock – outstanding	279,326,816	278,741,547	278,293,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Net income	$74,950	$97,381	$193,597	$215,884

Other comprehensive loss, before tax:
Foreign currency translation adjustment	1,200	369	2,980	(317)
Adjustment of pension and postretirement benefit plans	—	—	(519)	—
Unrealized holding losses on securities available-for-sale arising during the period	(95,452)	(123,859)	(55,969)	(215,824)
Reclassification adjustment for (gains) losses included in net income	(1)	14,424	(83)	2,084
Net gain on cash flow hedges	1,840	2,710	948	3,910
Reclassification adjustment for gains included in net income	(286)	(778)	(125)	(617)
Cumulative effect of accounting change	(243)	—	(243)	—

	(92,942)	(107,134)	(53,011)	(210,764)
Income tax benefit	22,060	27,610	11,922	51,975

Total other comprehensive loss, net of tax	(70,882)	(79,524)	(41,089)	(158,789)

Comprehensive income	$4,068	$17,857	$152,508	$57,095

Disclosure of accumulated other comprehensive loss:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Foreign currency translation adjustment	$(33,721)	$(36,701)	$(36,632)

Minimum pension liability adjustment	—	(3,893)	(2,354)
Tax effect	—	1,518	918
Adoption of SFAS No. 158	—	3,893	—
Tax effect	—	(1,518)	—

Net of tax amount	—	—	(1,436)

Underfunding of pension and postretirement benefit plans	(69,779)	(69,260)	—
Tax effect	27,214	27,034	—

Net of tax amount	(42,565)	(42,226)	—

Unrealized losses on securities available-for-sale	(268,295)	(212,243)	(409,430)
Tax effect	69,182	57,146	110,440

Net of tax amount	(199,113)	(155,097)	(298,990)

Unrealized gains on cash flows hedges	913	90	3,117
Tax effect	(331)	(37)	(1,091)

Net of tax amount	582	53	2,026

Cumulative effect of accounting change, net of tax	—	243	243

Accumulated other comprehensive loss, net of tax	$(274,817)	$(233,728)	$(334,789)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$193,597	$215,884
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	—	(6,129)

Net income before change in fiscal period	193,597	222,013

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	39,973	42,506
Provision for loan losses	211,513	116,043
Amortization of intangibles	5,796	5,552
Amortization and fair value adjustment of servicing assets	22,606	28,290
Net (gain) loss on sale and valuation adjustment of investment securities	(82,946)	2,084
Net gain on disposition of premises and equipment	(4,851)	(2,269)
Net gain on sale of loans and valuation adjustments on loans held-for-sale	(31,728)	(76,315)
Net amortization of premiums and accretion of discounts on investments	11,235	14,358
Net amortization of premiums and deferred loan origination fees and costs	47,938	66,709
Earnings from investments under the equity method	(16,590)	(6,163)
Stock options expense	907	1,585
Deferred income taxes	(48,112)	(28,381)
Net disbursements on loans held-for-sale	(3,087,103)	(3,559,262)
Acquisitions of loans held-for-sale	(403,712)	(846,117)
Proceeds from sale of loans held-for-sale	2,833,030	3,834,624
Net decrease in trading securities	645,680	1,000,341
Net increase in accrued income receivable	(1,506)	(1,966)
Net increase in other assets	(16,261)	(79,280)
Net (decrease) increase in interest payable	(14,013)	9,886
Net increase in postretirement benefit obligation	1,824	2,755
Net decrease in other liabilities	(52,071)	(63,653)

Total adjustments	61,609	461,327

Net cash provided by operating activities	255,206	683,340

Cash flows from investing activities:
Net (increase) decrease in money market investments	(206,843)	129,048
Purchases of investment securities:
Available-for-sale	(65,385)	(211,139)
Held-to-maturity	(12,293,611)	(16,847,432)
Other	(16,935)	(32,202)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	810,710	761,858
Held-to-maturity	11,957,964	16,580,599
Other	5,445	39,263
Proceeds from sale of investment securities available-for-sale	28,981	44,474
Proceeds from sale of other investment securities	246,352	—
Net disbursements on loans	(362,569)	(472,274)
Proceeds from sale of loans	3,549	212,791
Acquisition of loan portfolios	(784)	(175,856)
Assets acquired, net of cash	(1,633)	(418)
Mortgage servicing rights purchased	(23,988)	(9,599)
Acquisition of premises and equipment	(49,652)	(63,469)
Proceeds from sale of premises and equipment	21,951	26,762
Proceeds from sale of foreclosed assets	80,278	66,685

Net cash provided by investing activities	133,830	49,091

Cash flows from financing activities:
Net increase in deposits	936,810	811,499
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(106,509)	(888,881)
Net decrease in other short-term borrowings	(650,020)	(150,183)
Payments of notes payable	(773,731)	(1,210,735)
Proceeds from issuance of notes payable	103,249	682,406
Dividends paid	(95,223)	(93,249)
Proceeds from issuance of common stock	8,667	47,293
Treasury stock acquired	(352)	—

Net cash used in financing activities	(577,109)	(801,850)

Cash effect of change in fiscal period of certain subsidiaries	—	11,914

Net decrease in cash and due from banks	(188,073)	(57,505)
Cash and due from banks at beginning of period	950,158	906,397

Cash and due from banks at end of period	$762,085	$848,892

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution based in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in California, Texas, Illinois, New York, New Jersey and Florida, while E-LOAN provides online consumer direct lending to obtain mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. Popular Financial Holdings (“PFH”) offers mortgage and personal loans and provides mortgage loan servicing. The Corporation also owns a financial transaction processing operation, EVERTEC, which strives to use its expertise in technology and electronic banking as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 21 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Corporation also consolidates the variable interest entities for which it is the primary beneficiary and, therefore, will absorb the majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the 2007 presentation.
The statement of condition data as of December 31, 2006 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of June 30, 2007, December 31, 2006 and June 30, 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2006, included in the Corporation’s 2006 Annual Report. The Corporation’s Form 10-K filed on March 1, 2007 incorporates by reference the 2006 Annual Report.
Note 2 – Recent Accounting Developments
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Corporation’s consolidated financial statements during the six months ended June 30, 2007.

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
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03)
EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Corporation’s accounting policy is to account on a net basis for the taxes collected from customers and remitted to governmental authorities on a net basis. The corresponding amounts recognized in the consolidated financial statements are not significant.
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
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instrument.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this accounting standard may have on its consolidated financial statements.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN 39-1 which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Corporation’s consolidated financial statements.
FSP FIN No. 46(R) – 7 “Application of FASB Interpretation No. 46(R) to Investment Companies”
In May 2007, the FASB issued Staff Position FSP FIN No. 46 (R), which amends the scope of the exception to FIN 46 (R) to indicate that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies, are not subject to consolidation under FIN No. 46 (R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Management is evaluating the impact, if any, that the adoption of this interpretation may have on its consolidated financial statements.
SOP 07-01“Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”
The Statement of Position SOP 07-01 issued in June 2007 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (“AICPA Guide”). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the AICPA Guide. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. Management is evaluating the impact, if any, that the adoption of SOP 07-1 may have on its consolidated financial statements.

Note 3 – Restrictions on Cash and Due from Banks and Highly Liquid Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $603 million at June 30, 2007 (December 31, 2006 — $621 million; June 30, 2006 — $583 million). Cash and due from banks as well as other short-term, highly liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at June 30, 2007, December 31, 2006, and June 30, 2006, the Corporation had securities with a market value of $445 thousand segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at June 30, 2007, December 31, 2006, and June 30, 2006, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally split for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, at June 30, 2007, December 31, 2006, and June 30, 2006, the Corporation maintained restricted cash of $1.9 million as collateral. The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
Note 4 – Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, borrowings and other available credit facilities. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Investment securities available-for-sale	$3,264,299	$2,645,272	$2,799,279
Investment securities held-to-maturity	501	658	808
Loans held-for-sale	—	332,058	56,898
Loans held-in-portfolio	9,062,900	10,260,198	11,440,294

	$12,327,700	$13,238,186	$14,297,279

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.

Note 5 – Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of June 30, 2007, December 31, 2006 and June 30, 2006 were as follows:

	AS OF JUNE 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$500,193	—	$37,616	$462,577
Obligations of U.S. Government sponsored entities	6,016,206	—	174,448	5,841,758
Obligations of Puerto Rico, States and political subdivisions	117,372	$170	3,754	113,788
Collateralized mortgage obligations	1,544,362	6,122	18,435	1,532,049
Mortgage-backed securities	991,440	1,529	32,771	960,198
Equity securities	55,250	1,173	11,074	45,349
Others	17,940	809	—	18,749

	$9,242,763	$9,803	$278,098	$8,974,468

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$504,653	—	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,603,252	$57	147,524	6,455,785
Obligations of Puerto Rico, States and political subdivisions	118,214	265	3,537	114,942
Collateralized mortgage obligations	1,657,613	4,904	17,191	1,645,326
Mortgage-backed securities	1,061,850	1,458	26,492	1,036,816
Equity securities	70,954	6,692	3,901	73,745
Others	46,326	3,087	—	49,413

	$10,062,862	$16,463	$228,463	$9,850,862

	AS OF JUNE 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$524,093	—	$46,330	$477,763
Obligations of U.S. Government sponsored entities	7,440,298	—	288,943	7,151,355
Obligations of Puerto Rico, States and political subdivisions	120,410	$70	5,801	114,679
Collateralized mortgage obligations	1,790,277	6,762	28,898	1,768,141
Mortgage-backed securities	1,285,786	2,464	50,331	1,237,919
Equity securities	68,294	2,748	925	70,117
Others	69,327	698	701	69,324

	$11,298,485	$12,742	$421,929	$10,889,298

The table below shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, December 31, 2006 and June 30, 2006.

	AS OF JUNE 30, 2007
	Less than 12 Months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$475,542	$13,283	$462,259
Obligations of Puerto Rico, States and political subdivisions	21,652	473	21,179
Collateralized mortgage obligations	189,570	2,077	187,493
Mortgage-backed securities	39,132	873	38,259
Equity securities	53,683	11,047	42,636

	$779,579	$27,753	$751,826

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$500,193	$37,616	$462,577
Obligations of U.S. Government sponsored entities	5,540,664	161,165	5,379,499
Obligations of Puerto Rico, States and political subdivisions	69,136	3,281	65,855
Collateralized mortgage obligations	647,337	16,358	630,979
Mortgage-backed securities	869,343	31,898	837,445
Equity securities	310	27	283

	$7,626,983	$250,345	$7,376,638

	Total

	Amortized	Gross Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$500,193	$37,616	$462,577
Obligations of U.S. Government sponsored entities	6,016,206	174,448	5,841,758
Obligations of Puerto Rico, States and political subdivisions	90,788	3,754	87,034
Collateralized mortgage obligations	836,907	18,435	818,472
Mortgage-backed securities	908,475	32,771	875,704
Equity securities	53,993	11,074	42,919

	$8,406,562	$278,098	$8,128,464

	AS OF DECEMBER 31, 2006
	Less than 12 Months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,421	$134	$19,287
Obligations of U.S. Government sponsored entities	425,076	4,345	420,731
Obligations of Puerto Rico, States and political subdivisions	21,426	259	21,167
Collateralized mortgage obligations	501,705	4,299	497,406
Mortgage-backed securities	28,958	484	28,474
Equity securities	11,180	3,699	7,481

	$1,007,766	$13,220	$994,546

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$485,232	$29,684	$455,548
Obligations of U.S. Government sponsored entities	6,097,274	143,179	5,954,095
Obligations of Puerto Rico, States and political subdivisions	55,238	3,278	51,960
Collateralized mortgage obligations	564,217	12,892	551,325
Mortgage-backed securities	954,293	26,008	928,285
Equity securities	300	202	98

	$8,156,554	$215,243	$7,941,311

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$504,653	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,522,350	147,524	6,374,826
Obligations of Puerto Rico, States and political subdivisions	76,664	3,537	73,127
Collateralized mortgage obligations	1,065,922	17,191	1,048,731
Mortgage-backed securities	983,251	26,492	956,759
Equity securities	11,480	3,901	7,579

	$9,164,320	$228,463	$8,935,857

	AS OF JUNE 30, 2006
	Less than 12 Months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,418	$342	$19,076
Obligations of U.S. Government sponsored entities	3,519,349	157,756	3,361,593
Obligations of Puerto Rico, States and political subdivisions	44,386	1,024	43,362
Collateralized mortgage obligations	732,872	16,340	716,532
Mortgage-backed securities	205,765	29,321	176,444
Equity securities	35,716	925	34,791
Others	14,261	701	13,560

	$4,571,767	$206,409	$4,365,358

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$504,675	$45,988	$458,687
Obligations of U.S. Government sponsored entities	3,920,949	131,187	3,789,762
Obligations of Puerto Rico, States and political subdivisions	55,232	4,777	50,455
Collateralized mortgage obligations	313,094	12,558	300,536
Mortgage-backed securities	957,443	21,010	936,433

	$5,751,393	$215,520	$5,535,873

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$524,093	$46,330	$477,763
Obligations of U.S. Government sponsored entities	7,440,298	288,943	7,151,355
Obligations of Puerto Rico, States and political subdivisions	99,618	5,801	93,817
Collateralized mortgage obligations	1,045,966	28,898	1,017,068
Mortgage-backed securities	1,163,208	50,331	1,112,877
Equity securities	35,716	925	34,791
Others	14,261	701	13,560

	$10,323,160	$421,929	$9,901,231

At June 30, 2007, “Obligations of Puerto Rico, States and political subdivisions” include approximately $59 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) the rating on which was downgraded in May 2006 by Moody’s Investors Service (“Moody’s”) to Ba1, one notch below investment grade. Standard & Poor’s (“S&P”), another nationally-recognized credit rating agency, rated the Appropriation Bonds BBB-, which is still considered investment grade. As of June 30, 2007, these Appropriation Bonds represented approximately $2.9 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

The unrealized loss positions of available-for-sale securities at June 30, 2007, except for the obligations of the Puerto Rico government described above, are primarily associated with U.S. government sponsored entities and Treasury obligations, and to a lesser extent, U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly-liquid securities, which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities at June 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the six months ended June 30, 2007, the Corporation recognized through earnings approximately $30.7 million in losses in residual interests classified as available-for-sale and $7.6 million in losses in equity securities that management considered to be other-than-temporarily impaired. The equity securities that generated this other-than-temporary impairment in the first quarter of 2007 were sold in the second quarter of 2007.
The following table states the name of issuers and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	June 30, 2007		December 31, 2006		June 30, 2006

(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,261,541	$1,238,499	$1,539,651	$1,517,525	$1,797,323	$1,758,590
FHLB	6,069,496	5,897,748	6,230,841	6,086,885	7,354,827	7,073,831
Freddie Mac	1,011,125	996,046	1,149,185	1,134,853	1,243,039	1,212,853

Note 6 – Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of June 30, 2007, December 31, 2006 and June 30, 2006 were as follows:

	AS OF JUNE 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$340,323	$13	$36	$340,300
Obligations of Puerto Rico, States and political subdivisions	72,406	441	374	72,473
Collateralized mortgage obligations	354	—	19	335
Others	16,396	39	7	16,428

	$429,479	$493	$436	$429,536

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$3,017	—	—	$3,017
Obligations of Puerto Rico, States and political subdivisions	72,152	$1,559	$161	73,550
Collateralized mortgage obligations	381	—	21	360
Others	15,790	60	13	15,837

	$91,340	$1,619	$195	$92,764

	AS OF JUNE 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$314,408	—	$64	$314,344
Obligations of Puerto Rico, States and political subdivisions	73,043	$367	527	72,883
Collateralized mortgage obligations	433	—	24	409
Others	32,514	50	28	32,536

	$420,398	$417	$643	$420,172

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, December 31, 2006 and June 30, 2006:

	AS OF JUNE 30, 2007
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$240,336	$36	$240,300
Obligations of Puerto Rico, States and political subdivisions	20,995	223	20,772
Others	250	2	248

	$261,581	$261	$261,320

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$24,545	$151	$24,394
Collateralized mortgage obligations	354	19	335
Others	1,250	5	1,245

	$26,149	$175	$25,974

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$240,336	$36	$240,300
Obligations of Puerto Rico, States and political subdivisions	45,540	374	45,166
Collateralized mortgage obligations	354	19	335
Others	1,500	7	1,493

	$287,730	$436	$287,294

	AS OF DECEMBER 31, 2006
	12 months or more and Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$26,623	$161	$26,462
Collateralized mortgage obligations	381	21	360
Others	1,250	13	1,237

	$28,254	$195	$28,059

	AS OF JUNE 30, 2006
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$307,460	$61	$307,399
Obligations of Puerto Rico, States and political subdivisions	25,830	328	25,502
Others	7,636	28	7,608

	$340,926	$417	$340,509

	12 months or more

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$6,948	$3	$6,945
Obligations of Puerto Rico, States and political subdivisions	25,993	199	25,794
Collateralized mortgage obligations	433	24	409
Others	250	—	250

	$33,624	$226	$33,398

	Total

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$314,408	$64	$314,344
Obligations of Puerto Rico, States and political subdivisions	51,823	527	51,296
Collateralized mortgage obligations	433	24	409
Others	7,886	28	7,858

	$374,550	$643	$373,907

Management believes that the unrealized losses in the held-to-maturity portfolio at June 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.
Note 7 – Mortgage Servicing Rights
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers (sales and securitizations). Commencing in 2007 and in accordance with SFAS No. 156, the Corporation no longer records servicing rights in connection with on-balance sheet mortgage loan securitizations.
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
Classes of servicing rights were determined based on the different markets or types of assets served. Management also considered trends in the markets and elections by other major participants in the industries served in determining the accounting methodology to be followed for the different types of servicing rights.
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

	Banking subsidiaries	PFH

(In thousands)	Residential MSRs	Residential MSRs	Total

Balance at December 31, 2006	$77,801	$82,338	$160,139
Remeasurement upon adoption of SFAS No. 156 (a)	13,630	1,700	15,330

Balance at January 1, 2007	$91,431	$84,038	$175,469

(a)	The remeasurement effect, net of deferred taxes, amounted to $9.6 million on a consolidated basis.
At the end of each quarter, the Corporation uses a discounted cash flow model to estimate the fair value of MSRs, which is benchmarked against third party opinions of value. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Corporation uses assumptions in the model that it believes are comparable to those used by brokers or other service providers. Refer to Note 8 – Retained Interests on Mortgage Loan Sales / Securitizations for information on assumptions used in the valuation model of MSRs as of June 30, 2007.

The change in MSRs measured using the fair value method for the six months ended June 30, 2007 was:

	Banking
	subsidiaries	PFH

(In thousands)	Residential MSRs	Residential MSRs	Total

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	2,030	21,958	23,988
Servicing from securitizations or asset transfers	11,968	8,040	20,008
Changes due to payments on loans (1)	(4,561)	(16,837)	(21,398)
Changes in fair value due to changes in valuation model inputs or assumptions	3,887	(4,015)	(128)
Other changes	—	(66)	(66)

Fair value at June 30, 2007	$104,755	$93,118	$197,873

(1)	Represents changes due to collection / realization of expected cash flows over time.
The changes in amortized MSRs for the six months ended June 30, 2006 were:

(In thousands)	Residential MSRs

Balance at January 1, 2006	$137,701
Rights originated	40,014
Rights purchased	9,599
Amortization	(31,721)

Balance at June 30, 2006	155,593
Less: Valuation allowance	351

Balance at June 30, 2006, net of valuation allowance	$155,242

Fair value at June 30, 2006	$171,068

Residential mortgage loans serviced for others were $15.4 billion at June 30, 2007 (December 31, 2006 — $13.3 billion; June 30, 2006 — $11.0 billion).
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
The Corporation, through its consumer lending subsidiary PFH, has retained mortgage servicing rights and residual interests (also referred to as interest-only securities or “IOs”) in connection with securitizations of subprime mortgage loans.
Residual interests retained as part of off-balance sheet securitizations of subprime mortgage loans prior to 2006 are classified as investment securities available-for-sale and are presented at fair value in the unaudited consolidated statements of condition. PFH’s residual interests classified as available-for-sale as of June 30, 2007 amounted to $19 million. In the quarter and six-month periods ended June 30, 2007, the Corporation recognized other-than-temporary impairment losses of $1.3 million and $30.7 million, respectively, on these residual interests.
Commencing in January 2006, the residual interests derived from newly-issued PFH’s off-balance sheet securitizations are accounted for as trading securities. As such, any valuation adjustment related to these particular residual interests is being recorded as part of trading account profit (loss) in the consolidated statements of income. Residual interests accounted for as trading securities from PFH’s securitizations approximated $17 million at June 30, 2007. For the second quarter and six-month periods ended June 30, 2007, the Corporation recognized trading losses of $0.8 million and $24.3 million, respectively, on these residual interests.

During 2007, the Corporation conducted one off-balance sheet asset securitization that involved the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their tittles to a different trust, thus isolating those loans from the Corporation’s assets. Approximately, $461 million in adjustable (“ARM”) and fixed-rate loans were securitized and sold by PFH as part of this transaction, with a gain on sale of approximately $13.5 million. As part of this transaction, the Corporation recognized MSRs of $8 million and IOs of $4.7 million.
Key economic assumptions used in measuring the retained interests at the date of this off-balance sheet securitization were:

MSRs
Fixed-
			rate	ARM
	Residual Interests		loans	Loans

Average prepayment speed	28% (Fixed-rate loans	)	28%	35%
	35% (ARM loans	)	—	—
Weighted average life of collateral (in years)	4.2 years		4.8 years	2.2 years
Cumulative credit losses	4.75% (Fixed-rate loans	)	—	—
	8.40% (ARM loans	)	—	—
Discount rate (annual rate)	25%		17%	17%

Key economic assumptions used to estimate the fair value of residual interests and MSRs derived from PFH’s securitizations and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	June 30, 2007			December 31, 2006
		MSRs			MSRs
(In thousands)	Residual Interests	Fixed-rate loans	ARM loans	Residual Interests	Fixed-rate loans	ARM loans

Carrying amount of retained interests	$36,013	$34,081	$25,544	$85,965	$38,017	$29,838
Fair value of retained interests	$36,013	$34,081	$25,544	$85,965	$37,815	$32,212
Weighted average life of collateral (in years)	2.8 years	3.2 years	2.0 years	3.2 years	3.1 years	2.1 years
Weighted average prepayment speed (annual rate)	28% (Fixed-rate loans)			28% (Fixed-rate loans)
	35% (ARM loans)	28%	35%	35% (ARM loans)	28%	35%
Impact on fair value of 10% increase in prepayment rate	$(1,405)	$263	$(120)	$(5,543)	$210	$(149)
Impact on fair value of 20% increase in prepayment rate	$(2,235)	$404	$(165)	$(9,284)	$234	$(200)
Weighted average discount rate (annual rate)	25%	17%	17%	17%	16%	16%
Impact on fair value of 10% adverse change	$(2,139)	$(827)	$(120)	$(4,172)	$(901)	$(542)
Impact on fair value of 20% adverse change	$(4,106)	$(1,617)	$(936)	$(8,081)	$(1,761)	$(1,060)
Cumulative credit losses	3.17% to 6.50%	—	—	1.28% to 3.19%	—	—
Impact on fair value of 10% adverse change	$(7,415)	—	—	$(4,792)	—	—
Impact on fair value of 20% adverse change	$(15,351)	—	—	$(9,558)	—	—

PFH, as servicer, collects prepayment penalties on a substantial portion of the underlying serviced loans; as such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.

The amounts included in the tables above exclude any purchased MSRs since these assets were not derived from securitizations or loan sales executed by the Corporation.
Banking subsidiaries
The Corporation’s banking subsidiaries also retain servicing responsibilities in connection with the sale of mortgage loans to third parties. Also, servicing responsibilities are retained under pooling / selling arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized by the Corporation’s banking subsidiaries, in which the Corporation retains a servicing right, have fixed rates. Under the servicing agreements, the banking subsidiaries do not earn significant prepayment penalties on the underlying loans serviced.
Key economic assumptions used in measuring the MSRs at the date of the securitizations and whole loan sales by the banking subsidiaries performed during the quarter ended June 30, 2007 were:

MSRs

Prepayment speed	13.1%
Weighted average life (in years)	7.7 years
Discount rate (annual rate)	10.0%

Key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	June 30, 2007	December 31, 2006
(In thousands)	MSRs	MSRs

Fair value of retained interests	$83,171	$73,332
Weighted average life (in years)	11.3 years	9.2 years
Weighted average prepayment speed (annual rate)	8.8%	14.0%
Impact on fair value of 10% adverse change	$(2,903)	$(1,868)
Impact on fair value of 20% adverse change	$(5,017)	$(4,151)
Weighted average discount rate (annual rate)	10.9%	10.3%
Impact on fair value of 10% adverse change	$(3,714)	$(2,142)
Impact on fair value of 20% adverse change	$(6,542)	$(4,200)

The amounts of MSRs presented in the table above exclude purchased MSRs.
The expected credit losses for the residential mortgage loans serviced by the Corporation’s banking subsidiaries, including securitizations serviced on a recourse basis, are minimal.
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

Note 9 – Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2006 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities in the second quarter of 2007:
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of June 30, 2007 and December 31, 2006 were as follows:

As of June 30, 2007
			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$180,000	$477	$194	$173	—

Liability Hedges
Interest rate swaps	$390,000	$853	—	$554	—

As of December 31, 2006
			Derivative
(In thousands)	Notional amount	Derivative assets	liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$190,000	$175	$2	$106	—

Liability Hedges
Interest rate swaps	$390,000	$887	$523	$237	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forward contracts are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at June 30, 2007 have a maximum remaining maturity of 80 days.
The Corporation also has designated as cash flow hedges, interest rate swap contracts that convert floating rate debt into fixed rate debt by minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swap contracts have a maximum remaining maturity of 1.8 years.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at June 30, 2007 and December 31, 2006 were as follows:

June 30, 2007
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$634,365	$3,732	$683
Futures contracts	4,000	—	29
Call options and put options	98,000	94	164
Interest rate swaps associated with:
- short-term borrowings	400,000	1,989	—
- bond certificates offered in an on-balance sheet securitization	441,555	855	—
- financing of auto loans held-in-portfolio	385,872	1,564	—
- swaps with corporate clients	509,607	—	8,252
- swaps offsetting position of corporate client swaps	509,607	8,252	—
- investment securities	79,385	160	483
Credit default swap	33,463	—	—
Interest rate caps	818,365	2,996	—
Interest rate caps for benefit of corporate clients	50,000	—	77
Indexed options on deposits	212,192	50,309	—
Index options on S&P Notes	31,152	7,523	—
Bifurcated embedded options	237,861	—	56,412
Mortgage rate lock commitments	254,092	6	2,147

Total	$4,699,516	$77,480	$68,247

As of December 31, 2006
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$400,572	$1,277	$125
Call options and put options	37,500	83	46
Interest rate swaps associated with:
- short-term borrowings	400,000	2,153	—
- bond certificates offered in an on-balance sheet securitization	516,495	90	1,168
- financing of auto loan portfolio held-in-portfolio	470,146	728	—
- auto loans approvals locked interest rates	17,442	22	—
- swaps with corporate clients	410,533	—	2,146
- swaps offsetting position of corporate client swaps	410,533	2,146	—
- investment securities	89,385	—	1,645
- mortgage loan portfolio prior to securitization	75,000	302	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	103	—	2
Foreign currency and exchange rate commitments w/ counterparty	103	2	—
Interest rate caps	889,417	4,099	—
Interest rate caps for benefit of corporate clients	50,000	—	90
Indexed options on deposits	204,946	38,323	—
Indexed options on S&P Notes	31,152	5,648	—
Bifurcated embedded options	229,455	—	43,844
Mortgage rate lock commitments	215,676	13	635

Total	$4,481,921	$54,886	$49,701

Interest Rates Swaps
The Corporation has an interest rate swap outstanding to economically hedge the payments of certificates issued as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The

Corporation recognized gains of $1.7 million for the second quarter and $1.9 million for the six months ended June 30, 2007 due to changes in its fair value. There was no impact in interest expense associated with these swaps during the quarter and six-month periods ended June 30, 2006.
The Corporation has interest rate swaps to economically hedge the cost of short-term debt. For the second quarter of 2007, the Corporation recognized a gain of $634 thousand, and for the six months ended June 30, 2007, recognized losses of $164 thousand due to changes in their fair value, which were included as part of short-term interest expense. During the quarter and six-month periods ended June 30, 2006, the Corporation recognized gains of $4.0 million and $5.4 million, respectively, associated with changes in the fair value of these interest rate swaps.
Additionally, the Corporation entered into amortizing swap contracts to economically convert to a fixed rate the cost of funds associated with auto loans held-in-portfolio. Gains of $1.8 million and $836 thousand for the quarter and six months ended June 30, 2007, respectively, were recognized as part of long-term interest expense. During the quarter and six-month periods ended June 30, 2006, the Corporation recognized gains of $1.4 million and $2.9 million, respectively, associated with changes in the fair value of these swaps.
The Corporation had interest rate swaps to economically hedge the changes in fair value of loans acquired and originated prior to securitization. These swaps were unwound during the second quarter of 2007 as a result of the completion of an off-balance sheet securitization. Changes in the fair value of these swaps were reported as part of interest income. Gains of $1.5 million and $107 thousand were recorded in the quarter and six-month periods ended June 30, 2007, respectively, as part of long-term interest expense.
Interest Rate Caps
The Corporation has interest rate caps in conjunction with a series of mortgage loans securitizations that are used to limit the interest rate payable to the security holders. These interest rate caps are designated as non-hedging derivative instruments and are marked-to-market currently in the consolidated statements of income.
During the quarter ended June 30, 2007, the Corporation entered into a $100 million interest rate cap to mitigate its exposure to rising interest rates on short-term borrowings.
Losses of $125 thousand and $1.3 million for the quarter and six months ended June 30, 2007, respectively, were recognized as part of long-term interest expense related to these interest rate cap contracts. For the quarter and six months ended June 30, 2006, these losses amounted to $0.7 million and $3.1 million.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sales agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair market value with changes directly reported in income as part of gain on sale of loans. For the quarter and six months ended June 30, 2007, gains of $2.3 million and $1.6 million, respectively, were recognized due to changes in fair value of these forward sales commitments. During the second quarter and six months ended June 30, 2006, the Corporation recognized losses of $0.5 million and gains of $1.8 million, respectively, related to these forward contracts.

Note 10 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2007 and 2006, allocated by reportable segment, were as follows (refer to Note 21 for the definition of the Corporation’s reportable segments):

2007
	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	June 30, 2007

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,391	$24	—	4,415
Popular North America:
Banco Popular North America	568,647	—	—	568,647
Popular Financial Holdings	—	—	—	—
EVERTEC	45,142	775	$(183)	45,734

Total Popular, Inc.	$667,853	$799	$(183)	$668,469

2006
		Purchase
	Balance at	accounting		Balance at
(In thousands)	January 1, 2006	adjustments	Other	June 30, 2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$14,674	—	—	$14,674
P.R. Consumer and Retail Banking	34,999	—	—	34,999
P.R. Other Financial Services	4,110	—	—	4,110
Popular North America:
Banco Popular North America	542,834	$2,412	$(210)	545,036
Popular Financial Holdings	14,236	3	—	14,239
EVERTEC	43,131	—	—	43,131

Total Popular, Inc.	$653,984	$2,415	$(210)	$656,189

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the first six months of 2006 at the PNA reportable segment were mostly related to the E-LOAN acquisition.
At June 30, 2007 and December 31, 2006, other than goodwill, the Corporation had $65 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark (June 30, 2006 — $59 million).
The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2007		December 31, 2006		June 30, 2006
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$71,629	$46,982	$76,708	$48,367	$76,956	$44,741

Other customer relationships	11,543	3,113	11,156	2,171	8,593	1,273

Other intangibles	9,146	4,534	9,099	3,426	9,320	2,729

Total	$92,318	$54,629	$96,963	$53,964	$94,869	$48,743

During the quarter and six months ended June 30, 2007, the Corporation recognized $2.8 million and $5.8 million,

respectively, in amortization expense related to other intangible assets with definite lives (June 30, 2006 — $2.8 million and $5.6 million, respectively).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2007	$10,067
2008	8,368
2009	6,546
2010	5,588
2011	3,925
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 11 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Federal funds purchased	$1,430,952	$1,276,818	$1,164,177
Assets sold under agreements to repurchase	4,224,984	4,485,627	6,762,554

	$5,655,936	$5,762,445	$7,926,731

Other short-term borrowings consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Advances with FHLB paying interest at:
-fixed rates ranging from 5.24% to 5.44% (June 30, 2006 – 5.24% to 5.39%)	$305,000	$230,000	$400,000
-a floating rate of 0.06% over the fed funds rate (Fed funds rate at June 30, 2006 was 5.00%)	—	—	105,000

Advances under credit facilities with other institutions at:
-fixed rates ranging from 5.35% to 5.50% (June 30, 2006 – 5.33% to 5.35%)	262,675	386,000	60,000
-floating rates ranging from 0.45% to 2.00% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2006 was 5.33%)	—	481,062	87,872
-a floating rate of 0.20% over the 3-month LIBOR rate (3-month LIBOR rate at June 30, 2006 – 5.48%)	—	10,000	10,000

Commercial paper at rates ranging from 4.75% to 5.37% (June 30, 2006 – 4.75% to 5.37%)	264,239	193,383	62,224

Term funds purchased at:
-fixed rates ranging from 5.28% to 5.38% (June 30, 2006 – 5.02% to 5.36%)	2,065,000	2,140,900	1,275,000
-a floating rate of 0.08% (June 30, 2006 – 0.06% to 0.08%) over the fed funds rate (Fed funds rate at June 30, 2007 was 5.38%; June 30, 2006 – 5.00%)	400,000	500,000	647,200

Others	87,191	92,780	9,640

	$3,384,105	$4,034,125	$2,656,936

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Advances with FHLB:
-maturing from 2007 through 2016 paying interest at fixed rates ranging from 3.07% to 6.98% (June 30, 2006 – 2.51% to 6.98%)	$204,195	$289,881	$527,625
-maturing in 2008 paying interest monthly at a floating rate of 0.0075% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2007 was 5.32%; June 30, 2006 – 5.33%)	250,000	250,000	250,000
-maturing in 2007 paying interest quarterly at the 3-month LIBOR rate less 0.04%	—	6,000	—
-maturing in 2007 paying interest monthly at the 1-month LIBOR rate plus 0.02% (1-month LIBOR rate at June 30, 2006 – 5.33%)	—	5,000	11,000

Advances under revolving lines of credit maturing in 2008 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2007 was 5.32%; June 30, 2006 – 5.33%)	362,787	426,687	347,178

Advances under revolving lines of credit with maturities until 2009 paying interest quarterly at a floating rate of 0.20% to 0.35% (June 30, 2006 – 0.35% to 0.45%) over the 3-month LIBOR rate (3-month LIBOR rate at June 30, 2007 was 5.36%)	124,997	69,994	—

Term notes with maturities ranging from 2007 through 2011 paying interest semiannually at fixed rates ranging from 3.35% to 5.65% (June 30, 2006 – 3.25% to 6.39%)	2,014,659	2,014,928	2,712,601

Term notes with maturities ranging from 2007 until 2009 paying interest quarterly at floating rates ranging from 0.35% to 0.40% over the 3-month LIBOR rate (3-month LIBOR rate at June 30, 2007 was 5.36%; June 30, 2006 – 5.48%)	349,504	349,295	469,074

Term notes with maturities until 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities until 2013 paying interest monthly at a floating rate of 3.00% over the 10-year US treasury notes rate (average 10-year US treasury notes rate at June 30, 2007 was 5.10%; June 30, 2006 – 5.11%)	8,168	10,428	11,589

Secured borrowings with maturities until 2015 paying interest monthly at fixed rates ranging from 3.86% to 7.12% (June 30, 2006 – 3.05% to 7.12%)	2,489,329	2,695,916	3,093,397

Secured borrowings with maturities until 2012 paying interest monthly at rates ranging from 0.05% to 3.50% over the 1-month LIBOR rate (1-month LIBOR rate at June 30, 2007 was 5.32%; June 30, 2006 – 5.33%)	1,352,710	1,708,650	1,888,914

Notes linked to the S&P 500 Index maturing in 2008	38,118	36,112	34,014

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 17)	849,672	849,672	849,672

Other	21,399	21,583	511

	$8,068,638	$8,737,246	$10,198,675

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Note 12 – Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $15 million and $181 million, respectively, at June 30, 2007 (December 31, 2006 — $21 million and $181 million; June 30, 2006 — $18 million and $161 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
At June 30, 2007, the Corporation recorded a liability of $753 thousand (December 31, 2006 — $658 thousand; June 30, 2006 — $696 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries, which aggregated to $3.4 billion at June 30, 2007 (December 31, 2006 — $3.3 billion and June 30, 2006 — $4.2 billion). In addition, at June 30, 2007, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2006 and June 30, 2006 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 13 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006

Credit card fees and discounts	$24,999	$22,371	$48,523	$44,944
Debit card fees	16,855	15,085	32,956	30,004
Insurance fees	14,720	14,411	27,669	26,552
Processing fees	11,677	10,939	23,789	21,218
Sale and administration of investment products	7,311	6,649	14,571	14,106
Mortgage servicing fees, net of amortization and fair value adjustments	4,641	(919)	10,869	(667)
Other	9,387	11,481	19,062	24,206

Total	$89,590	$80,017	$177,439	$160,363

Note 14 – Income Taxes
As indicated in Note 2, the Corporation adopted FIN 48 effective January 1, 2007. The initial adoption of FIN 48 had no impact on the Corporation’s financial statements since management determined that there was no need to recognize changes in the liability for unrecognized tax benefits.
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

Six months
ended June
(In millions)	30, 2007

Balance as of January 1, 2007	$20.4
Additions for tax positions of current period	4.0

Balance as of June 30, 2007	$24.4

As of June 30, 2007, the related accrued interest approximated $2.8 million. Management has determined that as of June 30, 2007 there is no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, in other operating expenses in the consolidated statements of income.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $23.2 million for the six months ended June 30, 2007.
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of June 30, 2007, the following years remain subject to examination: U.S. Federal jurisdiction – 2005 and 2006 and Puerto Rico – 2003 through 2006. The U.S. Internal Revenue Service (“IRS”) commenced its examination of the Corporation’s U.S. operations tax return for 2005 that is anticipated to be finished by the end of 2007. As of June 30, 2007, the IRS has not proposed any adjustment as a result of the audit. Although the outcome of tax audits is uncertain, the Corporation believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
Note 15 – Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. All outstanding award grants under the Stock Option Plan continue to remain outstanding at June 30, 2007 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of June 30, 2007:

(Not in thousands)
		Weighted Average	Weighted Average	Options	Weighted Average
Exercise Price	Options	Exercise Price of	Remaining Life of	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	Options Outstanding (in years)	(fully vested)	Options Exercisable

$14.39 - $18.50	1,513,582	$15.81	5.24	1,371,858	$15.72
$19.25 - $27.20	1,586,035	$25.27	7.00	1,008,732	$25.02

$14.39 - $27.20	3,099,617	$20.65	6.14	2,380,590	$19.66

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $12.6 million and $1.0 million, respectively.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2006	3,223,703	$20.63
Granted	—	—
Exercised	(39,449)	15.78
Forfeited	(37,818)	23.75
Expired	(1,637)	24.05

Outstanding at December 31, 2006	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(19,063)	25.50
Expired	(16,055)	19.14

Outstanding at June 30, 2007	3,099,617	$20.65

The stock options exercisable at June 30, 2007 totaled 2,380,590 (June 30, 2006 – 1,973,986). There were no stock options exercised during the quarter ended June 30, 2007. For the six months ended June 30, 2007, the cash received from stock options exercised amounted to $159 thousand. The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $26 thousand. The total intrinsic value of options exercised during the six-month period ended June 30, 2007 was $28 thousand (June 30, 2006 — $68 thousand).
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2006 or 2007.
The Corporation recognized $0.4 million in stock option expense, with a tax benefit of $0.2 million, for the quarter ended June 30, 2007 (June 30, 2006 — $0.8 million, with a tax benefit of $0.3 million). For the six months ended June 30, 2007, the Corporation recognized $0.9 million in stock option expense, with a tax benefit of $0.4 million (June 30, 2006 — $1.6 million, with a tax benefit of $0.6 million). The total unrecognized compensation cost at June 30, 2007 related to non-vested stock option awards was $2.5 million and is expected to be recognized over a weighted-average period of 1.4 years.

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
Beginning in 2007, the Corporation authorized the issuance of performance shares in addition to restricted shares under a long-term incentive plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date. As of June 30, 2007, no shares have been granted under this plan.
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	172,622	$27.65
Granted	444,036	20.54
Vested	—	—
Forfeited	(5,188)	19.95

Non-vested at December 31, 2006	611,470	$22.55
Granted	—	—
Vested	(69,471)	20.56
Forfeited	(3,781)	19.95

Non-vested at June 30, 2007	538,218	$22.83

During the quarters ended June 30, 2007 and 2006, no shares of restricted stock were awarded to management under the Incentive Plan. During the six-month period ended June 30, 2007, no shares of restricted stock were awarded to management under the Incentive Plan (June 30, 2006 – 444,036).
During the quarter ended June 30, 2007, the Corporation recognized $0.5 million (June 30, 2006 - $0.8 million) of restricted stock expense related to management incentive awards, with an income tax benefit of $0.2 million (June 30, 2006 — $0.3 million). For the six-month period ended June 30, 2007, the Corporation recognized $1.8 million (June 30, 2006 — $2.1 million) of restricted stock expense related to management incentive awards, with an income tax benefit of $0.7 million (June 30, 2006- $0.8 million). The total unrecognized compensation cost related to non-vested restricted stock awards to members of management at June 30, 2007 was $5.0 million and is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the restricted stock under Incentive Award and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	46,948	$23.61
Granted	32,267	19.82
Vested	(2,601)	23.54
Forfeited	—	—

Non-vested at December 31, 2006	76,614	$22.02
Granted	29,363	17.35
Vested	(22,486)	22.03
Forfeited	—	—

Non-vested at June 30, 2007	83,491	$20.37

During the quarter ended June 30, 2007, the Corporation granted 26,751 (June 30, 2006 – 28,583) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $0.1 million, with a tax benefit of $0.06 million (June 30, 2006 — $0.1 million, with a tax benefit of $0.05 million), of restricted stock expense related to these restricted stock grants. For the six-month period ended June 30, 2007, the Corporation granted 29,363 (June 30, 2006 – 29,859) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR. During this period, the Corporation recognized $0.3 million, with a tax benefit of $0.1 million (June 30, 2006 — $0.3 million, with a tax benefit of $0.1 million), of restricted stock expense related to these restricted stock grants.
Note 16 – Pension and Other Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and six months ended June 30, 2007 and 2006 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Six months ended		Quarters ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$2,639	$3,135	$5,745	$6,270	$220	$262	$457	$524
Interest cost	7,959	7,641	15,932	15,282	419	400	839	800
Expected return on plan assets	(10,533)	(9,931)	(21,057)	(19,909)	(368)	(264)	(736)	(528)
Amortization of prior service cost	52	44	104	88	(13)	(13)	(26)	(26)
Amortization of net loss	—	488	—	976	247	276	495	552

Net periodic cost	117	1,377	724	2,707	505	661	1,029	1,322
Curtailment gain	—	—	(246)	—	—	—	(258)	—

Total cost	$117	$1,377	$478	$2,707	$505	$661	$771	$1,322

During the first quarter of 2007, the Corporation adopted an amendment to freeze the benefits for all employees under the U.S. Retirement and Restoration plans. These plans were remeasured at January 31, 2007 to account for the freeze. The discount rate of the U.S. Retirement plan was changed to 4.5% to reflect the expected plan termination. The remeasurement and curtailment effects were considered for these plans and are included as part of the June 30, 2007 disclosures.
For the six months ended June 30, 2007, contributions made to the pension and restoration plans approximated $1.6 million. The total contributions expected to be paid during 2007 for the pension and restoration plans approximate $2.2 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2007 and 2006 were as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Service cost	$578	$687	$1,156	$1,399
Interest cost	1,889	1,927	3,778	3,854
Amortization of prior service cost	(261)	(262)	(523)	(524)
Amortization of net loss	—	240	—	480

Total net periodic cost	$2,206	$2,592	$4,411	$5,209

For the six months ended June 30, 2007, contributions made to the postretirement benefit plan approximated $3.3 million. The total contributions expected to be paid during 2007 for the postretirement benefit plan approximate $6.4 million.
Note 17 – Trust Preferred Securities
At June 30, 2007 and 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
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
Note 18 - Stockholders’ Equity
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $346 million at June 30, 2007 (December 31, 2006 — $346 million; June 30, 2006 — $317 million). During the six months ended June 30, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the six months ended June 30, 2007.

Note 19 – Earnings per Common Share
The computation of earnings per common share (“EPS”) follows:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except share information)	2007	2006	2007	2006

Net income	$74,950	$97,381	$193,597	$215,884
Less: Preferred stock dividends	2,978	2,978	5,956	5,956

Net income applicable to common stock	$71,972	$94,403	$187,641	$209,928

Average common shares outstanding	279,355,701	278,354,043	279,218,147	278,220,693
Average potential common shares	88,158	282,176	117,671	305,794

Average common shares outstanding – assuming dilution	279,443,859	278,636,219	279,335,818	278,526,487

Basic and diluted EPS	$0.26	$0.34	$0.67	$0.75

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six-month period ended June 30, 2007, there were 1,752,235 and 1,756,748 weighted average antidilutive stock options outstanding, respectively (June 30, 2006 – 1,900,071 and 1,899,458). All shares of restricted stock are treated as outstanding for purposes of this computation.
Note 20 – Supplemental Disclosure on the Consolidated Statements of Cash Flows
As mentioned in Note 1 of the Corporation’s 2006 Annual Report, as of the end of the first quarter of 2006, all subsidiaries of the Corporation had changed the reporting period to a December 31st calendar period. The impact of this change corresponds to the financial results for the month of December 2005 for those subsidiaries which implemented the change in the first reporting period of 2006.
The following table reflects the effect in the Consolidated Statements of Cash Flows of the change in reporting period mentioned above.

Six months ended
(In thousands)	June 30, 2006

Net cash used in operating activities	$(80,906)
Net cash used in investing activities	(104,732)
Net cash provided by financing activities	197,552

Net increase in cash and due from banks	$11,914

Loans receivable transferred to other real estate and other property for the six months ended June 30, 2007 amounted to $90 million and $18 million, respectively (June 30, 2006 — $64 million and $15 million, respectively).
During the six months ended June 30, 2006, $464 million in non-conforming loans classified as held-in-portfolio were pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statement of cash flows. In addition, the consolidated statements of cash flows exclude the effect of $708 million and $354 million in non-cash reclassifications of loans held-for-sale securitized into trading securities for the six months ended June 30, 2007 and 2006, respectively.

The Corporation recognized mortgage servicing rights of $20 million during the six months ended June 30, 2007 as a result of the securitization and sale of mortgage loans with servicing retained (June 30, 2006 — $40 million).
Note 21 – Segment Reporting
Commencing in the first quarter of 2007, the Corporation’s corporate structure consists of three reportable segments – Banco Popular de Puerto Rico, Popular North America and EVERTEC. Also, a corporate group has been defined to support the reportable segments.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes approximately 86% of the Corporation’s net income for the six months ended June 30, 2007 and 55% of its total assets as of June 30, 2007, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
Popular North America:
Popular North America, which includes the Corporation’s U.S. operations, consists of:
•	BPNA, including its subsidiaries E-LOAN, Popular Leasing, U.S.A. (name being changed to Popular Equipment Finance, Inc.) and Popular Insurance Agency, U.S.A. BPNA operates through a branch network of over 135 branches in 6 states, while E-LOAN provides online consumer direct lending and supports BPNA’s deposit gathering through its online platform. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Equipment Finance, Inc. provides mainly small to mid-ticket commercial and medical equipment financing. The U.S. operations also include the mortgage business unit of Banco Popular, National Association.

•	PFH, which activities are described above.
All of Popular’s U.S. operations now report to the same president. The PNA segment is disaggregated for additional disclosures between BPNA and PFH. The results of E-LOAN are included as part of BPNA for the quarters ended June 30, 2007 and 2006. PNA Holding Company only is included as part of the Corporate group.
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
Corporate:
The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations, are included as part of the processing segment. The holding companies obtain funding in the capital markets to finance the Corporation’s growth, including acquisitions. The Corporate group also includes the expenses of the four administrative corporate areas that are identified as critical for the organization: Finance, Risk Management, Legal and People, Communications and Planning. These corporate administrative areas have the responsibility of establishing policy, setting up controls and coordinating the activities of their corresponding groups in each of the business circles.
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

2007
For the quarter ended June 30, 2007

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$237,154	$139,576	$(240)	—	$376,490
Provision for loan losses	63,482	51,685	—	—	115,167
Non-interest income	125,090	57,141	59,853	$(34,801)	207,283
Amortization of intangibles	656	1,938	219	—	2,813
Depreciation expense	10,441	4,706	4,258	(18)	19,387
Other operating expenses	179,164	136,812	44,727	(34,832)	325,871
Income tax	27,887	708	3,814	19	32,428

Net income	$80,614	$868	$6,595	$30	$88,107

Segment Assets	$25,863,421	$20,598,645	$233,167	$(75,991)	$46,619,242

For the quarter ended June 30, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$376,490	$(5,373)	$300	$371,417
Provision for loan losses	115,167	—	—	115,167
Non-interest income (loss)	207,283	(1,614)	(2,294)	203,375
Amortization of intangibles	2,813	—	—	2,813
Depreciation expense	19,387	594	—	19,981
Other operating expenses	325,871	14,218	(1,830)	338,259
Income tax	32,428	(8,750)	(56)	23,622

Net income (loss)	$88,107	$(13,049)	$(108)	$74,950

Segment Assets	$46,619,242	$6,471,299	$(6,105,178)	$46,985,363

For the six months ended June 30, 2007

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$469,378	$271,671	$(473)	—	$740,576
Provision for loan losses	110,480	101,026	—	—	211,506
Non-interest income	241,842	38,835	119,475	$(69,134)	331,018
Amortization of intangibles	1,318	4,011	467	—	5,796
Depreciation expense	21,165	9,342	8,320	(36)	38,791
Other operating expenses	352,992	293,467	88,625	(69,196)	665,888
Income tax	58,382	(34,316)	7,749	38	31,853

Net income (loss)	$166,883	$(63,024)	$13,841	$60	$117,760

For the six months ended June 30, 2007

	Total Reportable			Total Popular,
(In thousands)	Segments	Corporate	Eliminations	Inc.

Net interest income (expense)	$740,576	$(14,776)	$599	$726,399
Provision for loan losses	211,506	7	—	211,513
Non-interest income	331,018	128,049	(3,516)	455,551
Amortization of intangibles	5,796	—	—	5,796
Depreciation expense	38,791	1,182	—	39,973
Other operating expenses	665,888	28,161	(3,437)	690,612
Income tax	31,853	8,386	220	40,459

Net income	$117,760	$75,537	$300	$193,597

2006
For the quarter ended June 30, 2006

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$228,498	$148,483	$(640)	—	$376,341
Provision for loan losses	33,676	33,420	—	—	67,096
Non-interest income	101,639	46,591	57,154	$(36,537)	168,847
Amortization of intangibles	633	2,081	117	—	2,831
Depreciation expense	11,014	5,367	4,132	(16)	20,497
Other operating expenses	169,451	147,674	43,265	(36,555)	323,835
Income tax	25,071	2,766	3,555	13	31,405

Net income	$90,292	$3,766	$5,445	$21	$99,524

Segment Assets	$26,383,022	$21,335,337	$217,579	$(117,420)	$47,818,518

For the quarter ended June 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$376,341	$(10,792)	$230	$365,779
Provision for loan losses	67,096	—	—	67,096
Non-interest income	168,847	15,842	(703)	183,986
Amortization of intangibles	2,831	—	—	2,831
Depreciation expense	20,497	574	—	21,071
Other operating expenses	323,835	15,523	(280)	339,078
Income tax	31,405	(9,009)	(88)	22,308

Net income (loss)	$99,524	$(2,038)	$(105)	$97,381

Segment Assets	$47,818,518	$6,576,522	$(5,995,526)	$48,399,514

For the six months ended June 30, 2006

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$454,801	$291,662	$(1,067)	—	$745,396
Provision for loan losses	57,465	58,578	—	—	116,043
Non-interest income	216,724	120,708	112,042	$(70,467)	379,007
Amortization of intangibles	1,266	4,064	222	—	5,552
Depreciation expense	22,044	11,125	8,238	(39)	41,368
Other operating expenses	338,676	302,221	85,722	(70,495)	656,124
Impact of change in fiscal period	(2,072)	6,181	—	—	4,109
Income tax	63,724	11,734	6,273	26	81,757

Net income	$190,422	$18,467	$10,520	$41	$219,450

For the six months ended June 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$745,396	$(20,383)	$530	$725,543
Provision for loan losses	116,043	—	—	116,043
Non-interest income	379,007	34,831	(1,019)	412,819
Amortization of intangibles	5,552	—	—	5,552
Depreciation expense	41,368	1,138	—	42,506
Other operating expenses	656,124	32,748	(437)	688,435
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	81,757	(20,601)	(955)	60,201

Net income (loss)	$219,450	$(2,332)	$(1,234)	$215,884

During the six months ended June 30, 2007, the holding companies realized net gains on sale and valuation adjustments of investment securities (before tax) of approximately $108.1 million, compared with $14.2 million for the six months ended June 30, 2006. These net gains are included in “non-interest income” within the “Corporate” group.
Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2007
For the quarter ended June 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$93,754	$140,326	$2,933	$141	$237,154
Provision for loan losses	22,889	40,593	—	—	63,482
Non-interest income	22,000	80,681	22,956	(547)	125,090
Amortization of intangibles	220	325	111	—	656
Depreciation expense	3,574	6,569	298	—	10,441
Other operating expenses	44,048	118,478	16,717	(79)	179,164
Income tax	12,507	12,703	2,803	(126)	27,887

Net income	$32,516	$42,339	$5,960	$(201)	$80,614

Segment Assets	$11,422,905	$18,081,721	$724,346	$(4,365,551)	$25,863,421

For the six months ended June 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$184,182	$279,736	$5,180	$280	$469,378
Provision for loan losses	35,822	74,658	—	—	110,480
Non-interest income	45,107	154,575	42,807	(647)	241,842
Amortization of intangibles	440	658	220	—	1,318
Depreciation expense	7,378	13,214	573	—	21,165
Other operating expenses	88,353	231,927	32,891	(179)	352,992
Income tax	27,400	26,722	4,328	(68)	58,382

Net income	$69,896	$87,132	$9,975	$(120)	$166,883

2006
For the quarter ended June 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$85,070	$140,290	$2,332	$806	$228,498
Provision for loan losses	9,548	24,128	—	—	33,676
Non-interest income	23,372	57,695	20,661	(89)	101,639
Amortization of intangibles	223	333	77	—	633
Depreciation expense	3,538	7,194	282	—	11,014
Other operating expenses	44,415	110,501	14,744	(209)	169,451
Income tax	12,037	10,179	2,752	103	25,071

Net income	$38,681	$45,650	$5,138	$823	$90,292

Segment Assets	$10,911,596	$18,032,662	$1,035,550	$(3,596,786)	$26,383,022

For the six months ended June 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$166,223	$283,236	$5,055	$287	$454,801
Provision for loan losses	15,203	42,262	—	—	57,465
Non-interest income	46,511	129,182	42,641	(1,610)	216,724
Amortization of intangibles	441	671	154	—	1,266
Depreciation expense	6,992	14,495	557	—	22,044
Other operating expenses	88,088	220,717	30,373	(502)	338,676
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	28,110	29,532	6,464	(382)	63,724

Net income	$73,900	$104,741	$12,220	$(439)	$190,422

Additional disclosures with respect to the Popular North America reportable segment are as follows:
2007
For the quarter ended June 30, 2007

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$91,954	$46,755	$867	$139,576
Provision for loan losses	12,217	39,468	—	51,685
Non-interest income	45,667	11,751	(277)	57,141
Amortization of intangibles	1,938	—	—	1,938
Depreciation expense	4,059	647	—	4,706
Other operating expenses	107,070	30,018	(276)	136,812
Income tax	3,905	(3,552)	355	708

Net income (loss)	$8,432	$(8,075)	$511	$868

Segment Assets	$12,914,122	$7,759,262	$(74,739)	$20,598,645

For the six months ended June 30, 2007

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$181,738	$88,409	$1,524	$271,671
Provision for loan losses	22,650	78,376	—	101,026
Non-interest income (loss)	102,609	(50,603)	(13,171)	38,835
Amortization of intangibles	4,011	—	—	4,011
Depreciation expense	8,082	1,260	—	9,342
Other operating expenses	212,757	81,338	(628)	293,467
Income tax	12,902	(42,708)	(4,510)	(34,316)

Net income (loss)	$23,945	$(80,460)	$(6,509)	$(63,024)

2006
For the quarter ended June 30, 2006

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$97,800	$50,683	—	$148,483
Provision for loan losses	12,953	20,467	—	33,420
Non-interest income (loss)	52,422	(5,133)	$(698)	46,591
Amortization of intangibles	1,991	90	—	2,081
Depreciation expense	3,918	1,449	—	5,367
Other operating expenses	106,100	41,715	(141)	147,674
Income tax	9,149	(6,188)	(195)	2,766

Net income (loss)	$16,111	$(11,983)	$(362)	$3,766

Segment Assets	$12,955,528	$8,741,514	$(361,705)	$21,335,337

For the six months ended June 30, 2006

	Banco Popular	Popular Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$195,108	$96,554	—	$291,662
Provision for loan losses	23,445	35,133	—	58,578
Non-interest income	105,448	16,021	$(761)	120,708
Amortization of intangibles	3,885	179	—	4,064
Depreciation expense	8,117	3,008	—	11,125
Other operating expenses	212,006	90,356	(141)	302,221
Impact of change in fiscal period	—	6,181	—	6,181
Income tax	19,700	(7,749)	(217)	11,734

Net income (loss)	$33,403	$(14,533)	$(403)	$18,467

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006

Banco Popular de Puerto Rico:
P.R. Commercial Banking	$(64)	$(311)	$(58)	$(615)
P.R. Consumer and Retail Banking	(163)	(683)	(178)	(1,351)
P.R. Other Financial Services	(102)	(77)	(231)	(155)
Popular North America:
Banco Popular North America	199	958	172	1,892
Popular Financial Holdings	—	—	—	—
EVERTEC	(34,671)	(36,424)	(68,839)	(70,238)

Total	$(34,801)	$(36,537)	$(69,134)	$(70,467)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

Geographic Information	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2007	2006	2007	2006

Revenues**
Puerto Rico	$362,811	$346,625	$840,796	$708,207
United States	190,244	185,091	297,483	391,893
Other	21,737	18,049	43,671	38,262

Total consolidated revenues	$574,792	$549,765	$1,181,950	$1,138,362

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006

Selected Balance Sheet Information:
Puerto Rico
Total assets	$24,996,466	$24,621,684	$25,696,083
Loans	15,129,703	14,735,092	14,583,979
Deposits	14,237,308	13,504,860	13,741,481
Mainland United States
Total assets	$20,733,903	$21,570,276	$21,529,730
Loans	16,955,769	17,363,382	17,015,808
Deposits	9,900,375	9,735,264	8,494,076
Other
Total assets	$1,254,994	$1,212,027	$1,173,701
Loans	666,373	638,465	616,845
Deposits *	1,248,312	1,198,207	1,213,963

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 22 – Restructuring Costs
During the second quarter and six months ended June 30, 2007, the Corporation recorded pre-tax restructuring costs in the Popular North America segment related to the Restructuring Plan as follows:

	Quarter ended		Six months ended
(In thousands)	June 30, 2007		June 30, 2007

Personnel costs	$(34)		$8,124	(a)
Net occupancy expenses	—		4,413	(b)
Equipment expenses	—		281
Professional fees	(185	)(d)	1,762	(c)
Communications	—		67
Other operating expenses	—		269

Total	$(219)		$14,916

(a)	Severance, stay bonuses, related taxes, and other employee benefits

(b)	Lease terminations

(c)	Outplacement and professional service contract terminations

(d)	Reversal of certain outplacement costs

Of the above restructuring costs, approximately $5.5 million were recognized as a liability as of June 30, 2007.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and impairment in goodwill of $14.2 million.
As of June 30, 2007, it is anticipated that the Restructuring Plan will result in the estimated combined charges presented in the table below.

	Impairments
	on goodwill
	and long-lived	Restructuring
(In thousands)	assets	costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	(219)	(219)

Total	$21,471	$14,916	$36,387

The Corporation does not expect to incur additional significant restructuring costs in the remaining quarters of 2007. Settlement amounts in lease terminations may differ and are subject to the outcome of negotiations.
Note 23 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of June 30, 2007, December 31, 2006 and June 30, 2006, and the results of their operations and cash flows for the periods ended June 30, 2007 and 2006.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC Centroamérica S.A., T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Leasing, U.S.A. (name being changed to Popular Equipment Finance, Inc.), Popular Insurance Agency, U.S.A., Popular FS, LLC and E-LOAN, Inc.;

•	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from BPPR. As a member subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At June 30, 2007, BPPR could have declared a dividend of approximately $192 million without the approval of the Federal Reserve Board (December 31, 2006 — $208 million; June 30, 2006 — $177 million) and BPNA could have declared a dividend of $197 million (December 31, 2006- $246 million; June 30, 2006 - $193 million). However, the Corporation has never received any dividend payments from its U.S. subsidiaries and it believes that the likelihood of receiving them in the foreseeable future is remote. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2006 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$1,775	$317	$377	$842,176	$(82,560)	$762,085
Money market investments		19,025	212	700,317	(144,567)	574,987
Investment securities available-for-sale, at fair value	6,354	36,261		8,940,725	(8,872)	8,974,468
Investment securities held-to-maturity, at amortized cost	670,336	1,501		187,642	(430,000)	429,479
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	133,332		160,150
Trading account securities, at fair value				677,247	(389)	676,858
Investment in subsidiaries	3,144,484	1,052,636	1,995,552	736,311	(6,928,983)
Loans held-for-sale, at lower of cost or market value				605,990		605,990

Loans held-in-portfolio	340,197		2,958,637	36,423,591	(7,252,706)	32,469,719
Less – Unearned income				323,864		323,864
Allowance for loan losses	40			564,807		564,847

	340,157		2,958,637	35,534,920	(7,252,706)	31,581,008

Premises and equipment, net	24,891		133	562,613	(132)	587,505
Other real estate				112,858		112,858
Accrued income receivable	446	110	12,473	262,339	(25,622)	249,746
Other assets	42,239	59,686	53,233	1,405,397	(61,094)	1,499,461
Goodwill				668,469		668,469
Other intangible assets	554			101,745		102,299

	$4,245,661	$1,169,537	$5,033,009	$51,472,081	$(14,934,925)	$46,985,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4.362,697	$(82,502)	$4,280,195
Interest bearing				21,180,691	(74,891)	21,105,800

				25,543,388	(157,393)	25,385,995
Federal funds purchased and assets sold under agreements to repurchase			$153,952	5,559,984	(58,000)	5,655,936
Other short-term borrowings			857,763	4,938,587	(2,412,245)	3,384,105
Notes payable	$486,479		2,890,535	9,502,276	(4,810,652)	8,068,638
Subordinated notes				430,000	(430,000)
Other liabilities	62,102	$66	94,464	736,241	(99,373)	793,500

	548,581	66	3,996,714	46,710,476	(7,967,663)	43,288,174

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,756,337	3,961	2	70,421	(74,384)	1,756,337
Surplus	528,151	851,193	734,964	3,158,688	(4,739,844)	533,152
Retained earnings	1,706,101	380,548	323,165	1,775,179	(2,483,893)	1,701,100
Accumulated other comprehensive loss, net of tax	(274,817)	(66,231)	(21,836)	(242,128)	330,195	(274,817)
Treasury stock, at cost	(205,567)			(664)	664	(205,567)

	3,697,080	1,169,471	1,036,295	4,761,496	(6,967,262)	3,697,080

	$4,245,661	$1,169,537	$5,033,009	$51,472,081	$(14,934,925)	$46,985,363

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$2	$157	$322	$1,015,470	$(65,793)	$950,158
Money market investments	8,700	1,075	2,553	508,424	(219,044)	301,708
Investment securities available-for-sale, at fair value		71,262		9,782,815	(3,215)	9,850,862
Investment securities held-to-maturity, at amortized cost	430,000	2,157		89,183	(430,000)	91,340
Other investment securities, at lower of cost or realizable value	143,469	5,001	26,152	122,772		297,394
Trading account securities, at fair value				382,325		382,325
Investment in subsidiaries	3,177,371	1,135,808	2,062,710	816,684	(7,192,573)
Loans held-for-sale, at lower of cost or market value				719,922		719,922

Loans held-in-portfolio	467,649		2,958,559	35,467,096	(6,567,940)	32,325,364
Less — Unearned income				308,347		308,347
Allowance for loan losses	40			522,192		522,232

	467,609		2,958,559	34,636,557	(6,567,940)	31,494,785

Premises and equipment, net	25,628		134	569,545	(167)	595,140
Other real estate				84,816		84,816
Accrued income receivable	1,058	12	11,581	264,089	(28,500)	248,240
Other assets	60,430	42,883	28,125	1,528,398	(47,946)	1,611,890
Goodwill				667,853		667,853
Other intangible assets	554			107,000		107,554

	$4,314,821	$1,258,355	$5,090,136	$51,295,853	$(14,555,178)	$47,403,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,287,868	$(65,735)	$4,222,133
Interest bearing				20,283,441	(67,243)	20,216,198

				24,571,309	(132,978)	24,438,331
Federal funds purchased and assets sold under agreements to repurchase			$159,829	5,739,416	(136,800)	5,762,445
Other short-term borrowings	$150,787		894,959	5,297,595	(2,309,216)	4,034,125
Notes payable	484,406		2,835,595	9,651,217	(4,233,972)	8,737,246
Subordinated notes				430,000	(430,000)
Other liabilities	59,322	$60	78,988	758,613	(85,559)	811,424

	694,515	60	3,969,371	46,448,150	(7,328,525)	43,783,571

Minority interest in consolidated subsidiaries				110		110

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,753,146	3,961	2	70,421	(74,384)	1,753,146
Surplus	521,855	851,193	734,964	3,182,285	(4,763,441)	526,856
Retained earnings	1,599,145	458,922	406,811	1,804,476	(2,675,210)	1,594,144
Accumulated other comprehensive loss, net of tax	(233,728)	(55,781)	(21,012)	(207,443)	284,236	(233,728)
Treasury stock, at cost	(206,987)			(2,146)	2,146	(206,987)

	3,620,306	1,258,295	1,120,765	4,847,593	(7,226,653)	3,620,306

	$4,314,821	$1,258,355	$5,090,136	$51,295,853	$(14,555,178)	$47,403,987

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$954	$1,486	$395	$905,522	$(59,465)	$848,892
Money market investments		300	411	861,021	(241,210)	620,522
Investment securities available-for-sale, at fair value	11,407	67,810	9,559	10,806,922	(6,400)	10,889,298
Investment securities held-to-maturity, at amortized cost	629,692	2,164		218,542	(430,000)	420,398
Other investment securities, at lower of cost or realizable value	144,994	5,001	13,392	148,655		312,042
Trading account securities, at fair value				376,757	(487)	376,270
Investment in subsidiaries	3,005,963	1,147,170	2,054,174	795,977	(7,003,284)
Loans held-for-sale, at lower of cost or market value				606,620		606,620

Loans held-in-portfolio	169,755		2,847,908	34,746,847	(5,849,504)	31,915,006
Less – Unearned income				304,994		304,994
Allowance for loan losses	40			483,775		483,815

	169,715		2,847,908	33,958,078	(5,849,504)	31,126,197

Premises and equipment, net	26,244		136	566,528	(204)	592,704
Other real estate				83,658		83,658
Accrued income receivable	408	10	11,319	257,335	(23,074)	245,998
Other assets	66,786	39,522	47,817	1,367,976	(6,419)	1,515,682
Goodwill				656,189		656,189
Other intangible assets	554			104,490		105,044

	$4,056,717	$1,263,463	$4,985,111	$51,714,270	$(13,620,047)	$48,399,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,429,844	$(59,407)	$4,370,437
Interest bearing				19,223,844	(144,761)	19,079,083

				23,653,688	(204,168)	23,449,520
Federal funds purchased and assets sold under agreements to repurchase			$119,400	7,892,780	(85,449)	7,926,731
Other short-term borrowings		$30,378	132,224	3,683,448	(1,189,114)	2,656,936
Notes payable	$532,305		3,533,056	10,753,352	(4,620,038)	10,198,675
Subordinated notes				430,000	(430,000)
Other liabilities	61,419	138	62,929	622,096	(42,035)	704,547

	593,724	30,516	3,847,609	47,035,364	(6,570,804)	44,936,409

Minority interest in consolidated subsidiaries				112		112

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,750,310	3,961	2	70,385	(74,348)	1,750,310
Surplus	485,630	815,193	734,964	3,098,740	(4,643,896)	490,631
Retained earnings	1,581,500	493,693	446,943	1,826,634	(2,772,271)	1,576,499
Accumulated other comprehensive loss, net of tax	(334,789)	(79,900)	(44,407)	(315,151)	439,458	(334,789)
Treasury stock, at cost	(206,533)			(1,814)	1,814	(206,533)

	3,462,993	1,232,947	1,137,502	4,678,794	(7,049,243)	3,462,993

	$4,056,717	$1,263,463	$4,985,111	$51,714,270	$(13,620,047)	$48,399,514

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$4,158		$38,419	$701,620	$(87,712)	$656,485
Money market investments	793	$98	10	7,082	(2,231)	5,752
Investment securities	9,548	821	224	109,663	(7,193)	113,063
Trading account securities				9,611		9,611

	14,499	919	38,653	827,976	(97,136)	784,911

INTEREST EXPENSE:
Deposits				184,114	(1,384)	182,730
Short-term borrowings	78		14,418	134,435	(29,465)	119,466
Long-term debt	8,366		37,033	135,323	(69,424)	111,298

	8,444		51,451	453,872	(100,273)	413,494

Net interest income (expense)	6,055	919	(12,798)	374,104	3,137	371,417
Provision for loan losses				115,167		115,167

Net interest income (expense) after provision for loan losses	6,055	919	(12,798)	258,937	3,137	256,250
Service charges on deposit accounts				48,392		48,392
Other service fees				118,143	(28,553)	89,590
Net (loss) gain on sale and valuation adjustment of investment securities	(2,132)	(907)		4,214		1,175
Trading account profit				10,377		10,377
Gain on sale of loans and valuation adjustments on loans held-for-sale				28,293	1	28,294
Other operating income (loss)	529	1,201	(102)	33,714	(9,795)	25,547

	4,452	1,213	(12,900)	502,070	(35,210)	459,625

OPERATING EXPENSES:
Personnel costs:
Salaries	5,518	98		121,991	(657)	126,950
Pension, profit sharing and other benefits	1,277	17		36,234	(190)	37,338

	6,795	115		158,225	(847)	164,288
Net occupancy expenses	612	8	1	25,880		26,501
Equipment expenses	385			31,908	(48)	32,245
Other taxes	335			11,500		11,835
Professional fees	3,295	8	57	70,797	(35,515)	38,642
Communications	136			16,874	(37)	16,973
Business promotion	881			29,756	(268)	30,369
Printing and supplies	24			4,525		4,549
Other operating expenses	(12,112)	(100)	117	45,317	(384)	32,838
Amortization of intangibles				2,813		2,813

	351	31	175	397,595	(37,099)	361,053

Income (loss) before income tax and equity in earnings of subsidiaries	4,101	1,182	(13,075)	104,475	1,889	98,572
Income tax	1,385		(4,576)	26,174	639	23,622

Income (loss) before equity in earnings of subsidiaries	2,716	1,182	(8,499)	78,301	1,250	74,950
Equity in earnings of subsidiaries	72,234	(7,926)	(143)	(12,080)	(52,085)

NET INCOME (LOSS)	$74,950	$(6,744)	$(8,642)	$66,221	$(50,835)	$74,950

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$2,761		$36,267	$643,505	$(68,741)	$613,792
Money market investments	450	$52	399	9,740	(2,735)	7,906
Investment securities	8,759	351	223	130,874	(6,933)	133,274
Trading account securities				7,065		7,065

	11,970	403	36,889	791,184	(78,409)	762,037

INTEREST EXPENSE:
Deposits				137,034	(1,073)	135,961
Short-term borrowings	49	395	3,625	137,142	(14,137)	127,074
Long-term debt	9,067		47,370	142,116	(65,330)	133,223

	9,116	395	50,995	416,292	(80,540)	396,258

Net interest income (expense)	2,854	8	(14,106)	374,892	2,131	365,779
Provision for loan losses				67,096		67,096

Net interest income (expense) after provision for loan losses	2,854	8	(14,106)	307,796	2,131	298,683
Service charges on deposit accounts				47,324		47,324
Other service fees				106,949	(26,932)	80,017
Net gain (loss) on sale and valuation adjustments of investment securities	580			(15,004)		(14,424)
Trading account profit				1,830		1,830
Gain on sale of loans				37,178	(8,124)	29,054
Other operating income	11,629	608	2,819	35,675	(10,546)	40,185

	15,063	616	(11,287)	521,748	(43,471)	482,669

OPERATING EXPENSES:
Personnel costs:
Salaries	4,766	95		123,113	(1,274)	126,700
Pension, profit sharing and other benefits	1,392	16		38,749	(374)	39,783

	6,158	111		161,862	(1,648)	166,483
Net occupancy expenses	525	4		28,100		28,629
Equipment expenses	405	3	3	33,578	(16)	33,973
Other taxes	234			10,695		10,929
Professional fees	5,731	12	38	67,721	(35,014)	38,488
Communications	182			17,128	(17)	17,293
Business promotion	624			31,507	(140)	31,991
Printing and supplies	10			4,281		4,291
Other operating expenses	(15,279)	(96)	111	43,719	(383)	28,072
Amortization of intangibles				2,831		2,831

	(1,410)	34	152	401,422	(37,218)	362,980

Income (loss) before income tax and equity in earnings of subsidiaries	16,473	582	(11,439)	120,326	(6,253)	119,689
Income tax	1,939		(3,586)	25,796	(1,841)	22,308

Income (loss) before equity in earnings of subsidiaries	14,534	582	(7,853)	94,530	(4,412)	97,381
Equity in earnings of subsidiaries	82,847	(5,712)	1,935	(18,402)	(60,668)

NET INCOME (LOSS)	$97,381	$(5,130)	$(5,918)	$76,128	$(65,080)	$97,381

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$9,539		$76,174	$1,383,307	$(168,421)	$1,300,599
Money market investments	940	$115	11	13,408	(4,113)	10,361
Investment securities	17,363	1,196	447	223,949	(14,401)	228,554
Trading account securities				18,992		18,992

	27,842	1,311	76,632	1,639,656	(186,935)	1,558,506

INTEREST EXPENSE:
Deposits				357,776	(1,944)	355,832
Short-term borrowings	1,965		28,886	273,140	(59,716)	244,275
Long-term debt	16,732		73,885	272,687	(131,304)	232,000

	18,697		102,771	903,603	(192,964)	832,107

Net interest income (expense)	9,145	1,311	(26,139)	736,053	6,029	726,399
Provision for loan losses	7			211,506		211,513

Net interest income (expense) after provision for loan losses	9,138	1,311	(26,139)	524,547	6,029	514,886
Service charges on deposit accounts				96,863		96,863
Other service fees				233,454	(56,015)	177,439
Net gain (loss) on sale and valuation adjustments of investment securities	116,592	(8,507)		(25,139)		82,946
Trading account loss				(3,787)		(3,787)
Gain on sale of loans				44,268	(12,540)	31,728
Other operating income (loss)	9,762	11,210	(629)	68,700	(18,681)	70,362

	135,492	4,014	(26,768)	938,906	(81,207)	970,437

OPERATING EXPENSES:
Personnel costs:
Salaries	11,618	194		252,716	(1,099)	263,429
Pension, profit sharing and other benefits	3,317	37		76,201	(321)	79,234

	14,935	231		328,917	(1,420)	342,663
Net occupancy expenses	1,165	15	2	57,333		58,515
Equipment expenses	673		2	64,063	(97)	64,641
Other taxes	710			22,972		23,682
Professional fees	5,777	19	121	139,338	(70,626)	74,629
Communications	278			33,837	(80)	34,035
Business promotion	1,163			58,186	(608)	58,741
Printing and supplies	42			8,783		8,825
Other operating expenses	(24,952)	(200)	233	90,541	(768)	64,854
Amortization of intangibles				5,796		5,796

	(209)	65	358	809,766	(73,599)	736,381

Income (loss) before income tax and equity in earnings of subsidiaries	135,701	3,949	(27,126)	129,140	(7,608)	234,056
Income tax	29,246		(9,494)	24,116	(3,409)	40,459

Income (loss) before equity in earnings of subsidiaries	106,455	3,949	(17,632)	105,024	(4,199)	193,597
Equity in earnings of subsidiaries	87,142	(82,917)	(66,609)	(88,916)	151,300

NET INCOME (LOSS)	$193,597	$(78,968)	$(84,241)	$16,108	$147,101	$193,597

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$5,425		$73,168	$1,263,556	$(136,522)	$1,205,627
Money market investments	1,522	$118	437	20,156	(6,345)	15,888
Investment securities	16,367	664	447	263,242	(13,913)	266,807
Trading account securities				15,925		15,925

	23,314	782	74,052	1,562,879	(156,780)	1,504,247

INTEREST EXPENSE:
Deposits				262,472	(2,100)	260,372
Short-term borrowings	103	841	10,103	269,480	(28,650)	251,877
Long-term debt	18,049		90,337	288,276	(130,207)	266,455

	18,152	841	100,440	820,228	(160,957)	778,704

Net interest income (expense)	5,162	(59)	(26,388)	742,651	4,177	725,543
Provision for loan losses				116,043		116,043

Net interest income (expense) after provision for loan losses	5,162	(59)	(26,388)	626,608	4,177	609,500
Service charges on deposit accounts				94,793		94,793
Other service fees				215,013	(54,650)	160,363
Net gain (loss) on sale and valuation adjustments of investment securities	732	13,490		(16,717)	411	(2,084)
Trading account profit				1,183	12,122	13,305
Gain on sale of loans				84,231	(7,916)	76,315
Other operating income	14,472	3,501	2,819	68,529	(19,194)	70,127

	20,366	16,932	(23,569)	1,073,640	(65,050)	1,022,319

OPERATING EXPENSES:
Personnel costs:
Salaries	10,658	188		252,932	(1,546)	262,232
Pension, profit sharing and other benefits	3,020	36		79,700	(453)	82,303

	13,678	224		332,632	(1,999)	344,535
Net occupancy expenses	1,128	8		56,131		57,267
Equipment expenses	800	3	7	66,391	(31)	67,170
Other taxes	500			20,670		21,170
Professional fees	10,160	23	76	134,054	(68,747)	75,566
Communications	319			34,310	(36)	34,593
Business promotion	3,087			61,867	(140)	64,814
Printing and supplies	36			8,887		8,923
Other operating expenses	(30,199)	(200)	218	87,790	(706)	56,903
Impact of change in fiscal period at certain subsidiaries			3,495	4,109	2,137	9,741
Amortization of intangibles				5,552		5,552

	(491)	58	3,796	812,393	(69,522)	746,234

Income (loss) before income tax and equity in earnings of subsidiaries	20,857	16,874	(27,365)	261,247	4,472	276,085
Income tax	2,717		(9,160)	66,413	231	60,201

Income (loss) before equity in earnings of subsidiaries	18,140	16,874	(18,205)	194,834	4,241	215,884
Equity in earnings of subsidiaries	197,744	(3,721)	13,877	(10,634)	(197,266)

NET INCOME (LOSS)	$215,884	$13,153	$(4,328)	$184,200	$(193,025)	$215,884

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$193,597	$(78,968)	$(84,241)	$16,108	$147,101	$193,597

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(87,142)	82,917	66,609	88,916	(151,300)
Depreciation and amortization of premises and equipment	1,180		2	38,827	(36)	39,973
Provision for loan losses	7			211,506		211,513
Amortization of intangibles				5,796		5,796
Amortization and fair value adjustment of servicing assets				22,606		22,606
Net (gain) loss on sale and valuation adjustment of investment securities	(116,592)	8,507		25,139		(82,946)
Net loss (gain) on disposition of premises and equipment	1			(4,852)		(4,851)
Net gain on sale of loans				(44,268)	12,540	(31,728)
Net amortization of premiums and accretion of discounts on investments	(2,665)	6		13,911	(17)	11,235
Net amortization of premiums and deferred loan origination fees and costs				52,684	(4,746)	47,938
(Earnings) losses from investments under the equity method	(4,515)	(11,210)	629	(682)	(812)	(16,590)
Stock options expense	364			543		907
Deferred income taxes	1,470		(9,494)	(53,203)	13,115	(48,112)
Net disbursements on loans held-for-sale				(3,087,103)		(3,087,103)
Acquisitions of loans held-for-sale				(403,712)		(403,712)
Proceeds from sale of loans held-for-sale				2,833,030		2,833,030
Net decrease in trading securities				645,291	389	645,680
Net decrease (increase) in accrued income receivable	613	(98)	(893)	1,749	(2,877)	(1,506)
Net decrease (increase) in other assets	23,320	2,541	(2,625)	(40,341)	844	(16,261)
Net increase (decrease) in interest payable	130		(533)	(16,487)	2,877	(14,013)
Net increase in postretirement benefit obligation				1,824		1,824
Net increase (decrease) in other liabilities	3,108	6	16,532	(55,028)	(16,689)	(52,071)

Total adjustments	(180,721)	82,669	70,227	236,146	(146,712)	61,609

Net cash provided by (used in) operating activities	12,876	3,701	(14,014)	252,254	389	255,206

Cash flows from investing activities:
Net decrease (increase) in money market investments	8,700	(17,950)	2,341	(125,458)	(74,476)	(206,843)
Purchases of investment securities:
Available-for-sale	(6,808)	(2)		(520,700)	462,125	(65,385)
Held-to-maturity	(1,215,671)			(11,077,940)		(12,293,611)
Other			(928)	(16,007)		(16,935)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,267,162	(456,452)	810,710
Held-to-maturity	978,000	400		10,979,564		11,957,964
Other				5,445		5,445
Proceeds from sale of investment securities available -for- sale		14,009		14,972		28,981
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments (disbursements) on loans	127,445		(78)	(1,222,139)	732,203	(362,569)
Proceeds from sale of loans				3,549		3,549
Acquisition of loan portfolios				(784)		(784)
Capital contribution to subsidiary				(3,428)	3,428
Assets acquired, net of cash				(1,633)		(1,633)
Mortgage servicing rights purchased				(23,988)		(23,988)
Acquisition of premises and equipment	(445)			(49,207)		(49,652)
Proceeds from sale of premises and equipment				21,951		21,951
Proceeds from sale of foreclosed assets				80,278		80,278
Dividends received from subsidiary	89,400				(89,400)

Net cash provided by (used in) investing activities	226,105	(3,541)	2,200	(668,362)	577,428	133,830

Cash flows from financing activities:
Net increase in deposits				961,225	(24,415)	936,810
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(5,877)	(179,432)	78,800	(106,509)
Net decrease in other short-term borrowings	(150,787)		(37,195)	(359,008)	(103,030)	(650,020)
Payments of notes payable			(3,920)	(1,627,943)	858,132	(773,731)
Proceeds from issuance of notes payable	198		58,861	1,534,233	(1,490,043)	103,249
Dividends paid to parent company				(89,400)	89,400
Dividends paid	(95,223)					(95,223)
Proceeds from issuance of common stock	8,667					8,667
Treasury stock acquired	(63)			(289)		(352)
Capital contribution from parent				3,428	(3,428)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Net cash (used in) provided by financing activities	(237,208)		11,869	242,814	(594,584)	(577,109)

Net increase (decrease) in cash and due from banks	1,773	160	55	(173,294)	(16,767)	(188,073)
Cash and due from banks at beginning of period	2	157	322	1,015,470	(65,793)	950,158

Cash and due from banks at end of period	$1,775	$317	$377	$842,176	$(82,560)	$762,085

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$215,884	$13,153	$(4,328)	$184,200	$(193,025)	$215,884
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	215,884	13,153	(2,057)	186,838	(191,805)	222,013

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(197,744)	3,721	(13,877)	10,634	197,266
Depreciation and amortization of premises and equipment	1,138			41,404	(36)	42,506
Provision for loan losses				116,043		116,043
Amortization of intangibles				5,552		5,552
Amortization of servicing assets				28,307	(17)	28,290
Net (gain) loss on sale and valuation adjustment of investment securities	(732)	(13,490)		16,717	(411)	2,084
Net gain on disposition of premises and equipment				(2,269)		(2,269)
Net gain on sale of loans				(84,231)	7,916	(76,315)
Net amortization of premiums and accretion of discounts on investments	(261)	7		14,763	(151)	14,358
Net amortization of premiums and deferred loan origination fees and costs	(46)			70,055	(3,300)	66,709
Earnings from investments under the equity method	(1,419)	(3,490)		(508)	(746)	(6,163)
Stock options expense	387			1,198		1,585
Deferred income taxes	(454)		(9,160)	(18,998)	231	(28,381)
Net disbursements on loans held-for-sale				(3,559,262)		(3,559,262)
Acquisitions of loans held-for-sale				(846,117)		(846,117)
Proceeds from sale of loans held-for-sale				3,834,624		3,834,624
Net decrease in trading securities				1,000,341		1,000,341
Net decrease (increase) in accrued income receivable	123	24	1,225	(2,326)	(1,012)	(1,966)
Net (increase) decrease in other assets	(20,366)	4,492	315	(66,447)	2,726	(79,280)
Net increase in interest payable	535	75	1,154	7,168	954	9,886
Net increase in postretirement benefit obligation				2,755		2,755
Net increase (decrease) in other liabilities	11,318	(15)	16,503	(91,725)	266	(63,653)

Total adjustments	(207,521)	(8,676)	(3,840)	477,678	203,686	461,327

Net cash provided by (used in) operating activities	8,363	4,477	(5,897)	664,516	11,881	683,340

Cash flows from investing activities:

Net decrease (increase) in money market investments	230,000		(260)	199,108	(299,800)	129,048
Purchases of investment securities:
Available-for-sale		(17,284)		(315,246)	121,391	(211,139)
Held-to-maturity	(199,692)			(16,647,740)		(16,847,432)
Other			(250)	(31,952)		(32,202)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				876,918	(115,060)	761,858
Held-to-maturity				16,580,599		16,580,599
Other	541			38,722		39,263
Proceeds from sale of investment securities available for sale	7,235	27,924		9,315		44,474
Net disbursements on loans	(144,056)		(16,432)	(501,092)	189,306	(472,274)
Proceeds from sale of loans				212,791		212,791
Acquisition of loan portfolios				(175,856)		(175,856)
Capital contribution to subsidiary			(4,127)	(29,891)	34,018
Assets acquired, net of cash				(418)		(418)
Mortgage servicing rights purchased				(9,599)		(9,599)
Acquisition of premises and equipment	(4,356)			(59,113)		(63,469)
Proceeds from sale of premises and equipment				26,762		26,762
Proceeds from sale of foreclosed assets				66,685		66,685
Dividends received from subsidiary	148,600			60,763	(209,363)

Net cash provided by (used in) investing activities	38,272	10,640	(21,069)	300,756	(279,508)	49,091

Cash flows from financing activities:

Net increase in deposits				817,232	(5,733)	811,499
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(22,300)	(1,175,629)	309,048	(888,881)
Net (decrease) increase in other short-term borrowings		(15,734)	(226,879)	28,135	64,295	(150,183)
Payments of notes payable	(450)		(205,462)	(1,615,920)	611,097	(1,210,735)
Proceeds from issuance of notes payable	196		481,476	1,079,305	(878,571)	682,406
Dividends paid to parent company				(209,362)	209,362

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Dividends paid	(93,249)					(93,249)
Proceeds from issuance of common stock	47,126				167	47,293
Capital contribution from parent				34,524	(34,524)

Net cash (used in) provided by financing activities	(46,377)	(15,734)	26,835	(1,041,715)	275,141	(801,850)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	258	(617)	(53)	(56,873)	(220)	(57,505)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$954	$1,486	$395	$905,522	($59,465)	$848,892

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
OVERVIEW
Popular, Inc. is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution based in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in California, Texas, Illinois, New York, New Jersey and Florida, while E-LOAN provides online consumer direct lending to obtain mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. Popular Financial Holdings (“PFH”) offers mortgage and personal loans and provides mortgage loan servicing. The Corporation also owns a financial transaction processing operation, EVERTEC, which strives to use its expertise in technology and electronic banking as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses.
The financial results for the quarter ended June 30, 2007 were principally impacted by a higher provision for loan losses which continues to reflect a difficult housing environment, particularly in the U.S. mainland, and weak economic conditions in Puerto Rico impacting both the consumer and commercial sectors. Table A provides selected financial data and performance metrics for the quarters and six months ended June 30, 2007 and 2006.
Financial highlights for the quarter ended June 30, 2007, compared with the same quarter in 2006, are described below.
•	Net interest income improved as a result of a change in the mix of the Corporation’s earning assets and interest bearing liabilities. The investment portfolio declined due to the maturity of low yielding securities that were not replaced with securities, while the mortgage loan portfolio decreased due to sales of low yielding mortgage loans from the Puerto Rico operations in 2006 and lower origination volume experienced in the U.S. mortgage sector. These decreases were partially offset by an increase in the commercial and consumer loan portfolios, which due to their nature and characteristics have higher yields. Furthermore, earning assets were funded with a greater proportion of interest bearing deposits, which generally carry a lower average cost than other borrowings. The cost of short-term borrowings increased in part due to two interest rate tightenings by the Federal Reserve in the mid to latter part of the second quarter of 2006. Refer to the Net Interest Income section of this MD&A for further details on the variance in net interest income on a taxable equivalent basis.

•	The financial results for the quarter ended June 30, 2007 were impacted by a $48.1 million increase in the provision for loan losses, which was mostly influenced by higher charge-offs in most portfolio categories due to weak economic conditions in Puerto Rico and a slowdown in the housing sector, particularly in the U.S. mainland. Further details on credit quality metrics are included later in the MD&A.

•	Non-interest income totaled $203.4 million for the quarter ended June 30, 2007, compared with $184.0 million for the same quarter in 2006. This increase resulted from the net impact of the following principal factors / variances:

o	Lower unfavorable valuation adjustments in the fair value of PFH’s residual interests derived from off-balance sheet mortgage loan securitizations (also known as interest-only securities or “IOs”) during the second quarter of 2007. Unfavorable valuation adjustments in PFH’s residual interests, including those classified as available-for-sale and as trading securities, amounted to $2.2 million in the second quarter of 2007, compared with $15.5 million in the second quarter of 2006. As of June 30, 2007, the aggregate balance of PFH’s residual interests was $36 million. As indicated in the Corporation’s Form 10-Q filed on May 10, 2007 and in the Corporation’s 2006 Annual Report incorporated by reference in Popular, Inc.’s Form 10-K, the Corporation exited the wholesale nonprime mortgage loan origination business during the first quarter of 2007. It shut down its wholesale broker, retail and call center business divisions. Nonprime mortgage loan securitizations that resulted in the accounting for residual interests involved loans originated through those channels.

o	Trading account profits, isolating the change related to the mark-to-market of PFH’s residual interests classified as trading securities which amounted to $0.4 million, increased by $8.9 million primarily due to gains on the sale of mortgage-backed securities issued by the Corporation’s mortgage banking subsidiary in Puerto Rico and favorable mark-to-market adjustments in the valuation of mortgage-backed securities held for trading purposes.

o	Other operating income in the second quarter of 2006 included $11.0 million in dividends received from Telecomunicaciones de Puerto Rico, Inc. (“TELPRI”) in that period. The shares of common stock in TELPRI were sold by the Corporation during the first quarter of 2007.

o	Other service fees improved by $9.6 million driven mostly by increases in credit and debit card fees, and in net mortgage servicing fees.
Refer to the Non-Interest Income section of this MD&A for other factors influencing the variance in non-interest income. Also, refer to the Critical Accounting Policies / Estimates section of this MD&A for more detailed information on the valuation of residual interests and changes in assumptions.
•	Operating expenses for the quarter ended June 30, 2007 decreased by $1.9 million, or less than 1%, when compared with the same quarter in 2006, mainly as a result of lower personnel costs which were reduced by approximately $2.2 million. Personnel costs were influenced by a decline in Popular North America’s reportable segment primarily due to the Restructuring Plan (the “Restructuring Plan”) in the U.S. operations. In particular, PFH, which was greatly impacted by the Restructuring Plan, experienced a decline in personnel costs of $10.6 million, when comparing its results for the second quarter of 2007 versus the same quarter in the previous year. This reduction in the Corporation’s personnel costs was offset in part by other increases across the Corporation’s subsidiaries, including the impact of merit increases and new units to support initiatives for new products and services. Other operating expense categories in the aggregate remained stable for the quarter ended June 30, 2007, as compared to the same quarter in the previous year. The Corporation did not incur significant charges during the second quarter of 2007 related to the Restructuring Plan of the U.S. operations. Refer to the Restructuring Plan section of this MD&A and Note 22 to the consolidated financial statements for information on the Restructuring Plan. Also, investors may refer to the Corporation’s Form 10-Q filed on May 10, 2007 and the 2006 Annual Report incorporated by reference in the Corporation’s Form 10-K filed on March 1, 2007 for additional information on this plan.

•	Higher income tax expense despite lower taxable income as a result of the impact of the reversal of certain tax positions upon the completion during the second quarter of 2006 of various federal and Puerto Rico tax audits, as well as lower exempt income.

•	Total earning assets at June 30, 2007 decreased slightly by less than 1% compared with December 31, 2006. When compared to June 30, 2006, earning assets decreased by 3%. This decline was due in part to strategies to reduce the Corporation’s financial leverage and low yielding assets. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

TABLE A
Financial Highlights

Financial Condition Highlights	At June 30,			Average for the six months
(In thousands)	2007	2006	Variance	2007	2006	Variance

Money market investments	$574,987	$620,522	$(45,535)	$404,686	$625,784	$(221,098)
Investment and trading securities	10,240,955	11,998,008	(1,757,053)	10,785,609	12,839,939	(2,054,330)
Loans*	32,751,845	32,216,632	535,213	32,712,076	31,932,840	779,236
Total earning assets	43,567,787	44,835,162	(1,267,375)	43,902,371	45,398,563	(1,496,192)
Total assets	46,985,363	48,399,514	(1,414,151)	47,224,603	48,759,631	(1,535,028)
Deposits	25,385,995	23,449,520	1,936,475	24,630,221	22,810,528	1,819,693
Borrowings	17,108,679	20,782,342	(3,673,663)	17,940,022	21,536,404	(3,596,382)
Stockholders’ equity	3,697,080	3,462,993	234,087	3,854,240	3,689,641	164,599

Operating Highlights	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2007	2006	Variance	2007	2006		Variance

Net interest income	$371,417	$365,779	$5,638	$726,399	$725,543		$856
Provision for loan losses	115,167	67,096	48,071	211,513	116,043		95,470
Non-interest income	203,375	183,986	19,389	455,551	412,819		42,732
Operating expenses	361,053	362,980	(1,927)	736,381	746,234		(9,853)
Income tax	23,622	22,308	1,314	40,459	60,201		(19,742)
Net income	$74,950	$97,381	$(22,431)	$193,597	$215,884		$(22,287)
Net income applicable to common stock	$71,972	$94,403	$(22,431)	$187,641	$209,928		$(22,287)
Basic and diluted EPS	$0.26	$0.34	$(0.08)	$0.67	$0.75	(a)	$(0.08)

Selected Statistical Information	Second Quarter				Six months ended June 30,
	2007		2006		2007		2006

Common Stock Data — Market price
High	$17.49		$21.98		$18.94		$21.98
Low	15.82		18.53		15.82		18.53
End	16.07		19.20		16.07		19.20
Book value per share at period end	12.57		11.77		12.57		11.77
Dividends declared per share	0.16		0.16		0.32		0.32
Dividend payout ratio	62.04%		47.14%		47.57%		40.98%
Price/earnings ratio	13.97	x	11.64	x	13.97	x	11.64	x

Profitability Ratios — Return on assets	0.64%		0.80%		0.83%		0.91%
Return on common equity	7.80		10.72		10.32		12.27
Net interest spread (taxable equivalent)	3.06		3.05		2.99		3.02
Net interest margin (taxable equivalent)	3.60		3.49		3.52		3.45
Effective tax rate	23.96		18.64		17.29		21.81
Overhead ratio**	42.45		48.94		38.66		45.95
Efficiency ratio ***	62.94		64.34		67.19		65.44

Capitalization Ratios — Equity to assets	8.24%		7.66%		8.16%		7.57%
Tangible equity to assets	6.72		6.19		6.63		6.10
Equity to loans	11.86		11.65		11.78		11.55
Internal capital generation	2.81		5.36		5.10		6.72
Tier I capital to risk – adjusted assets	10.66		11.26		10.66		11.26
Total capital to risk – adjusted assets	11.92		12.51		11.92		12.51
Leverage ratio	8.17		7.81		8.17		7.81

*	Includes loans held-for-sale.

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).

(a)	Quarterly amounts do not add to the year-to-date total due to rounding.

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
As indicated in the 2006 Annual Report, one of the accounting policies / estimates considered critical by the Corporation’s management is that associated with the valuation of PFH’s residual interests. During the six-month period ended June 30, 2007, the Corporation recognized unfavorable valuation adjustments of $55.0 million in the fair value of PFH’s residual interests. Of this amount, $30.7 million corresponded to residual interests classified as available-for-sale and $24.3 million corresponded to residual interests classified as trading securities. As of June 30, 2007, the aggregate balance of PFH’s residual interests recognized in the Corporation’s statement of financial condition was $36 million. The unpaid principal balance of mortgage loans sold in off-balance sheet securitizations to which these residual interests are associated amounted to approximately $2.5 billion at June 30, 2007. This portfolio is almost equally split between fixed-rate and adjustable-rate mortgage loans.
During the first quarter of 2007, management reviewed the critical assumptions used in the valuation of residual interests derived from off-balance sheet securitizations performed by PFH. As indicated in the Form 10-Q filed on May 10, 2007, during the first quarter of 2007, adjustments were made to two critical assumptions utilized for the valuation of PFH’s residual interests, namely the discount rate and cumulative credit losses. There were no significant changes in valuation assumptions in the second quarter of 2007. There were no significant changes in the methodology or models used to value the residual interests that are described in the 2006 Annual Report.
The subprime mortgage market has experienced (1) deteriorating credit performance trends, particularly in loans originated in 2005 and 2006, (2) continued turmoil with subprime lenders due to increases in losses, bankruptcies and liquidity problems, (3) lower levels of housing activity and home price appreciation, and (4) a general tightening of credit standards that may adversely affect subprime borrowers when trying to refinance their mortgages. These factors have led to an increase in cash flow uncertainty for investors in subprime mortgage securities thereby causing risk premiums to increase. Given the increase in risk premiums along with lower liquidity for subprime securities observed in the market, in the first quarter of 2007, the Corporation changed the discount rate utilized to discount projected residual cash flows at the end of the first quarter of 2007 to 25% from 17% at the end of the fourth quarter in 2006.
With respect to credit losses, lower levels of home price appreciation, declining demand for housing units leading to rising inventories, housing affordability challenges and a general tightening of underwriting standards are expected to lead to higher future cumulative credit losses. Based on an analysis by management of PFH’s historical collateral performance, risk model estimates and rating agency loss coverage levels, the cumulative credit loss assumptions were also changed during the first quarter of 2007. The changes reflect an increase in the cumulative credit loss estimate range for the nine securitization transactions completed and accounted for as sale transactions during 2005 and 2006 of between 112 and 364 basis points.
The analysis performed by the Corporation reflects that all transactions, from a cumulative loss standpoint, are performing better than the median loss projection calculated by Loan Performance Corporation’s Risk Model (“Risk Model”). Notwithstanding, leading credit indicators of future loss performance (60-day delinquency, 90-day delinquency, foreclosure and REO levels) for the most recent four transactions executed in 2005 and 2006 show underperformance compared to the model projections. Although this tendency (i.e. higher delinquency but lower loss levels) is not inconsistent with the historical performance of PFH’s collateral when compared to the risk model, conditions in the housing and credit markets have changed materially. Furthermore, the overall industry credit performance of mortgage collateral originated in 2005 and 2006 is showing considerable underperformance relative to other vintages (i.e. higher delinquency levels at the same stage of seasoning), which implies higher cumulative losses than originally estimated.
Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the residual interests as of June 30, 2007. Also, the note provides a sensitivity analysis based on immediate changes to the most critical assumptions used in the valuations at June 30, 2007.
Another of the Corporation’s critical accounting policies relates to the valuation of mortgage servicing rights. As further described in Note 2 to the consolidated financial statements and in the Recent Accounting Pronouncements and Interpretations section included in this MD&A, in January 2007, the Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140.” The provisions of SFAS No. 156 did not have an impact on the estimation techniques, valuation assumptions and other subjective assessments associated with the mortgage servicing rights computations. Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2007 and to Note 7 for SFAS No. 156 required disclosures.
There were no significant changes in the valuation methodology or assumptions related to MSRs. The valuations for the second quarter of 2007 included a slowdown in the prepayment speed in the Puerto Rico serviced portfolio and an evaluation of delinquency assumptions for PFH’s purchased MSRs. Delinquency assumptions were adjusted on several acquired MSRs to better reflect market expectations given higher than projected delinquency levels in the collateral underlying those transactions.

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
RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Corporation’s consolidated financial statements during the six months ended June 30, 2007.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. The Corporation adopted SFAS No. 156 in January 2007. The Corporation elected the fair value measurement for mortgage servicing rights (“MSRs”). Servicing rights associated with Small Business Administration (“SBA”) commercial loans will continue to be accounted at the lower of cost or market method. The initial impact of adoption of the fair value measurement for MSRs was included as a cumulative effect of a change in accounting principle directly in stockholders’ equity and resulted in a net increase in stockholders’ equity of approximately $9.6 million, net of deferred taxes. Refer to Note 7 to the consolidated financial statements for additional information on the adoption of SFAS No. 156 disclosures.
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48)
In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition related to income taxes. The accounting provisions of FIN 48 were effective for the Corporation beginning in the first quarter of 2007. Based on management’s assessment, there was no impact on retained earnings as of January 1, 2007 due to the initial application of the provisions of FIN 48. Also, as a result of the implementation, the Corporation did not recognize any change in the liability for unrecognized tax benefits. Refer to Note 14 to the consolidated financial statements for further information on the impact of FIN 48.
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
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this accounting standard may have on its consolidated financial statements.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN 39-1 which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Corporation’s consolidated financial statements.
FSP FIN No. 46(R) – 7 “Application of FASB Interpretation No. 46(R) to Investment Companies”
In May 2007, the FASB issued Staff Position FSP FIN No. 46 (R) which amends the scope of the exception to FIN 46 (R) to indicate that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (AICPA) Audit and Accounting Guide for Investment Companies, are not subject to consolidation under FIN No. 46 (R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Management is evaluating the impact, if any, that the adoption of this interpretation may have on its consolidated financial statements.
SOP 07-01“Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”
The Statement of Position SOP 07-01 issued in June 2007 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (“AICPA Guide”). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the AICPA Guide. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. Management is evaluating the impact, if any, that the adoption of SOP 07-1 may have on its consolidated financial statements.
NET INTEREST INCOME
Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and six months ended June 30, 2007, compared with the same periods in 2006, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico (“P.R.”). The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies and sponsored entities of the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter and six-month periods. The marginal tax rate for P.R. subsidiaries in 2007 was 39%, compared to 43.5% for BPPR and 41.5% for the other P.R. subsidiaries in the quarter and six-month periods ended June 30, 2006. The marginal tax rates for the quarter and six months ended June 30, 2006 reflected the impact of transitory increases which expired at the end of 2006. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law, also affected by the mentioned increases in tax rates. The expiration of the temporary additional tax for the P.R. operations was the main reason for the decrease in the taxable equivalent benefit.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loan categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter and six months ended June 30, 2007 included unfavorable impacts of $2.5 million and $5.2 million, respectively, consisting principally of amortization of net loan origination costs (net of origination fees) and the amortization of net premiums on loans purchased, partially offset by prepayment penalties and late payment charges. The unfavorable impact for the quarter and six months ended June 30, 2006 amounted to $4.6 million and $11.9 million, respectively. The reduction for the second quarter of 2007, compared to the same quarter in the previous year, was mainly the result of a lower balance of premium amortized related to mortgage loans purchased in the U.S. operations, primarily in years prior to 2006, due to reduced loan prepayments and to the direct impact of the maturity run-off of the purchased mortgage loan portfolio. During late 2005, as part of a strategic business decision, the Corporation reduced the volume of purchases of mortgage loans, which in the past were used as part of the loans used to complete securitization transactions.
As shown in Table B, net interest income on a taxable equivalent basis for the second quarter of 2007 remained consistent, when compared to the same quarter of the previous year. Throughout 2006 the Corporation experienced a change in the mix of its earning assets due to the maturities of low yielding securities, the sale of low yielding mortgage loans, and the reduction experienced in the U.S. mortgage sector. Increased production in commercial and consumer loans, which carry a higher yield, partially offset the decrease in investments and mortgage loans and contributed to the increase in the yield of earning assets. Refer to the Financial Condition section of this MD&A for further information on the change in the different categories of earning assets.
TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarter ended June 30,

										Variance
	Average Volume		Average Yields / Costs					Interest		Attributable to
2007	2006	Variance	2007	2006	Variance		2007	2006	Variance	Rate	Volume
($ in millions)							(In thousands)
$434	$607	($173)	5.57%	5.51%	0.06%	Money market investments	$6,018	$8,333	($2,315)	$82	($2,397)
9,966	12,217	(2,251)	5.21	5.12	0.09	Investment securities	129,727	156,481	(26,754)	2,422	(29,176)
662	431	231	6.06	6.90	(0.84)	Trading securities	10,002	7,421	2,581	(999)	3,580

11,062	13,255	(2,193)	5.27	5.20	0.07		145,747	172,235	(26,488)	1,505	(27,993)

						Loans:
14,885	13,428	1,457	7.83	7.57	0.26	Commercial	290,670	253,358	37,312	9,096	28,216
1,187	1,304	(117)	7.81	7.47	0.34	Leasing	23,177	24,352	(1,175)	1,087	(2,262)
11,316	12,192	(876)	7.20	6.86	0.34	Mortgage	203,705	209,159	(5,454)	10,014	(15,468)
5,378	5,017	361	10.78	10.57	0.21	Consumer	144,646	132,329	12,317	815	11,502

32,766	31,941	825	8.10	7.77	0.33		662,198	619,198	43,000	21,012	21,988

$43,828	$45,196	($1,368)	7.38%	7.01%	0.37%	Total earning assets	$807,945	$791,433	$16,512	$22,517	($6,005)

						Interest bearing deposits:
$4,419	$3,892	$527	2.64%	1.95%	0.69%	NOW and money market*	$29,123	$18,872	$10,251	$6,297	$3,954
5,742	5,375	367	1.99	1.35	0.64	Savings	28,512	18,096	10,416	809	9,607
10,698	9,682	1,016	4.69	4.10	0.59	Time deposits	125,095	98,993	26,102	13,859	12,243

20,859	18,949	1,910	3.51	2.88	0.63		182,730	135,961	46,769	20,965	25,804

9,313	10,977	(1,664)	5.15	4.64	0.51	Short-term borrowings	119,466	127,074	(7,608)	16,960	(24,568)
8,250	10,168	(1,918)	5.41	5.25	0.16	Medium and long-term debt	111,298	133,223	(21,925)	2,876	(24,801)

38,422	40,094	(1,672)	4.32	3.96	0.36	Total interest bearing liabilities	413,494	396,258	17,236	40,801	(23,565)
4,065	4,027	38				Non-interest bearing demand deposits
1,341	1,075	266				Other sources of funds

$43,828	$45,196	($1,368)	3.78%	3.52%	0.26%

			3.60%	3.49%	0.11%	Net interest margin

						Net interest income on a taxable equivalent basis	394,451	395,175	(724)	($18,284)	$17,560

			3.06%	3.05%	0.01%	Net interest spread

						Taxable equivalent adjustment	23,034	29,396	(6,362)

						Net interest income	$371,417	$365,779	$5,638

Note:	The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

The Corporation’s funding sources also experienced a change in its mix which contributed to the positive variance related to the change in levels as shown in Table B. The reduction of low yielding assets allowed the Corporation to reduce its levels of borrowed money while focusing on increasing its deposit base, which generally carry a lower cost. The E-LOAN internet deposit gathering initiative, launched in the latter part of 2006, contributed to these efforts. Also, there were increases in non-internet certificates of deposits and money market accounts gathered through the branch network of BPPR and BPNA.
The increase in the net interest margin, on a taxable equivalent basis, was mainly the result of the following factors:
•	Higher yields in commercial loans and construction loans, mainly in the floating rate portfolios which were favorably impacted by the rising interest rates as a result of the two tightenings performed by the Federal Reserve in the mid to latter part of the second quarter of 2006. As of June 30, 2007, approximately 62% of the commercial and construction loan portfolio had floating or adjustable interest rates.

•	Higher yields in the mortgage loan portfolio in part as a result of higher rates for new loans, a reduction in the premium amortized for securitized mortgage loans due to a reduction in prepayment speeds, and the sale of low yielding mortgage loans from the P.R. operations during 2006.

•	Increase in the yield of consumer loans driven in part by home equity lines of credit with floating rates and an increase in the rate for the P.R. consumer loan portfolio.
Unfavorable items impacting net interest margin are detailed as follows:
•	Higher cost of short-term borrowings as a result of the previously mentioned tightenings performed by the Federal Reserve during the second quarter of 2006.

•	Increased cost of interest bearing deposits as a result of savings and time deposits raised through the E-LOAN platform in the second half of 2006, which carry higher rates due to the competitive interest rates offered. Also, the Corporation raised a greater volume of certificates of deposit through non-internet channels, a higher cost deposit category. Furthermore, there was an increase in the costs of certain NOW and money market accounts influenced by competitive campaigns to attract and retain customers, mainly in the U.S. operations, as well as certain accounts with floating rates which were impacted by increases in interest rates.
As shown in Table C, for the six-month period ended June 30, 2007, the net interest income on a taxable equivalent basis decreased mainly as a result of a lower benefit derived from the taxable equivalent adjustment due to the expiration of the temporary additional tax for the P.R. operations. In addition the variance is also influenced by the factors previously described in the quarterly results.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis
Six month period ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2007	2006	Variance	2007	2006	Variance		2007	2006	Variance	Rate	Volume

($ in millions)							(In thousands)
$405	$626	$(221)	5.46%	5.40%	0.06%	Money market investments	$10,949	$16,748	$(5,799)	$142	$(5,941)
10,158	12,324	(2,166)	5.15	5.08	0.07	Investment securities	261,259	312,819	(51,560)	3,549	(55,109)
627	516	111	6.36	6.57	(0.21)	Trading securities	19,777	16,795	2,982	(543)	3,525

11,190	13,466	(2,276)	5.22	5.15	0.07		291,985	346,362	(54,377)	3,148	(57,525)

						Loans:
14,770	13,185	1,585	7.81	7.44	0.37	Commercial	572,340	486,285	86,055	24,353	61,702
1,196	1,312	(116)	7.85	7.47	0.38	Leasing	46,948	48,986	(2,038)	2,438	(4,476)
11,412	12,480	(1,068)	7.13	6.80	0.33	Mortgage	406,670	424,260	(17,590)	19,831	(37,421)
5,334	4,956	378	10.78	10.40	0.38	Consumer	285,759	256,380	29,379	5,731	23,648

32,712	31,933	779	8.06	7.65	0.41		1,311,717	1,215,911	95,806	52,353	43,453

$43,902	$45,399	$(1,497)	7.34%	6.91%	0.43%	Total earning assets	$1,603,702	$1,562,273	$41,429	$55,501	$(14,072)

						Interest bearing deposits:
$4,282	$3,841	$441	2.57%	1.84%	0.73%	NOW and money market*	$54,655	$35,076	$19,579	$13,075	$6,504
5,770	5,447	323	1.98	1.31	0.67	Savings	56,576	35,476	21,100	2,635	18,465
10,550	9,578	972	4.68	4.00	0.68	Time deposits	244,601	189,820	54,781	32,275	22,506

20,602	18,866	1,736	3.48	2.78	0.70		355,832	260,372	95,460	47,985	47,475

9,522	11,226	(1,704)	5.17	4.52	0.65	Short-term borrowings	244,275	251,877	(7,602)	42,746	(50,348)
8,418	10,311	(1,893)	5.55	5.21	0.34	Medium and long-term debt	232,000	266,455	(34,455)	15,069	(49,524)

38,542	40,403	(1,861)	4.35	3.89	0.46	Total interest bearing liabilities	832,107	778,704	53,403	105,800	(52,397)
4,028	3,944	84				Non-interest bearing demand deposits
1,332	1,052	280				Other sources of funds

$43,902	$45,399	$(1,497)	3.82%	3.46%	0.36%

			3.52%	3.45%	0.07%	Net interest margin

						Net interest income on a taxable equivalent basis	771,595	783,569	(11,974)	$(50,299)	$38,325

			2.99%	3.02%	(0.03%)	Net interest spread

						Taxable equivalent adjustment	45,196	58,026	(12,830)

						Net interest income	$726,399	$725,543	$856

NON-INTEREST INCOME
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and six months ended June 30, 2007 and 2006.
TABLE D
Non-Interest Income

(In thousands)	Quarter ended June 30,			Six months ended June 30,
	2007	2006	$ Variance	2007	2006	$ Variance
Service charges on deposit accounts	$48,392	$47,324	$1,068	$96,863	$94,793	$2,070

Other service fees:
Credit card fees and discounts	$24,999	$22,371	$2,628	$48,523	$44,944	$3,579
Debit card fees	16,855	15,085	1,770	32,956	30,004	2,952
Insurance fees	14,720	14,411	309	27,669	26,552	1,117
Processing fees	11,677	10,939	738	23,789	21,218	2,571
Sale and administration of investment products	7,311	6,649	662	14,571	14,106	465
Mortgage servicing fees, net of amortization and fair value adjustments	4,641	(919)	5,560	10,869	(667)	11,536
Trust fees	2,530	2,313	217	4,926	4,644	282
Other fees	6,857	9,168	(2,311)	14,136	19,562	(5,426)

Total other service fees	$89,590	$80,017	$9,573	$177,439	$160,363	$17,076

Net gain (loss) on sale and valuation adjustment of investment securities	$1,175	$(14,424)	$15,599	$82,946	$(2,084)	$85,030
Trading account profit (loss)	10,377	1,830	8,547	(3,787)	13,305	(17,092)
Gain on sale of loans and valuation adjustments on loans held-for-sale	28,294	29,054	(760)	31,728	76,315	(44,587)
Other operating income	25,547	40,185	(14,638)	70,362	70,127	235

Total non-interest income	$203,375	$183,986	$19,389	$455,551	$412,819	$42,732

The increase in non-interest income for the quarter and six months ended June 30, 2007, compared with the same periods in the previous year, was mostly impacted by:
•	Higher other service fees which are detailed by category in Table D above.
o	The favorable variance in mortgage servicing fee income was related to higher servicing fees due to growth in the portfolio of loans serviced for others which rose by approximately $4.4 billion from June 30, 2006 to the same date in 2007, and higher late payment fees derived from the serviced portfolio. Also, the positive variance was impacted in part by the adoption of SFAS No. 156 in 2007, which eliminated the monthly amortization of the mortgage servicing rights. As indicated in the “Recent Accounting Pronouncements and Interpretations” section of this MD&A, the Corporation elected the fair value measurement to account for residential mortgage servicing rights. The residential mortgage servicing rights are no longer amortized in proportion to and over the period of estimated net servicing income. Refer to Note 7 to the consolidated financial statements for detailed information on the adoption of SFAS No. 156. Any fair value adjustment of MSRs is being recorded in “other service fees” in the consolidated statement of operations together with the loan servicing fees charged to third-parties on the serviced portfolio. These favorable variances were partially offset by lower prepayment penalty fees on loans serviced due to a slowdown in prepayments.

o	The increases in credit and debit card fees were the result of higher volume of credit card accounts, increased transactional volume, and reward program membership fees, among others.

o	There were lower other fees primarily due to lower brokered loan fees related to support services provided to mortgage brokers on the origination of loans for their portfolios. These service fees were reduced as PFH discontinued the broker-origination channel as part of the Restructuring Plan.
•	Higher net gain on sale and valuation adjustments of investment securities, which is broken down as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Net gain on sale of investment securities	$2,493	$579	$1,914	$121,219	$14,853	$106,366
Valuation adjustments of investment securities	(1,318)	(15,003)	13,685	(38,273)	(16,937)	$(21,336)

Total	$1,175	$(14,424)	$15,599	$82,946	$(2,084)	$85,030

The variances in the unfavorable valuation adjustments indicated in the table above were principally related to PFH’s residual interests classified as available-for-sale as described in the Overview and Critical Accounting Policies / Estimates sections of this MD&A.

The increase in the net gain on sale of investment securities for the six months ended June 30, 2007, compared to the same period in 2006, was principally due to a gain of approximately $118.7 million on the sale of the Corporation’s interest in TELPRI in the first quarter of 2007. The gains on sale of securities in 2006 were primarily associated with marketable equity securities.
•	The trading account profit (loss) category is broken down as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Mark-to-market of PFH’s residual interests	$(835)	$(467)	$(368)	$(24,313)	$(72)	$(24,241)
Other trading account profit	11,212	2,297	8,915	20,526	13,377	7,149

Total	$10,377	$1,830	$8,547	$(3,787)	$13,305	$(17,092)

Similar to PFH’s residual interests classified as available-for-sale, the residual interests classified as trading securities were also unfavorably impacted by the unfavorable conditions in the subprime market, which heightened in the first quarter of 2007.

Higher other trading account profit in the second quarter and six months ended June 30, 2007 were mainly due to higher gains on mortgage-backed securities sold as a result of higher price margins in the Puerto Rico secondary mortgage market fostered by the changes that took place in the local mortgage banking industry and a steady demand from loan buyers. Furthermore, the variance in trading profits for the second quarter of 2007 compared with the same quarter in 2006 was associated with favorable mark-to-market adjustments in the valuation of mortgage-backed securities. The other trading account profits for the six months ended June 30, 2006 included $8.5 million in trading profits associated with the pooling of approximately $464 million in mortgage loans at Banco Popular de Puerto Rico into Fannie Mae mortgage-backed securities that were sold to investors during that first quarter of 2006.
•	The category of gain on sales of loans and unfavorable valuation adjustments of loans held-for-sale is broken down as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Gain on sales of loans	$31,905	$29,054	$2,851	$52,218	$76,315	$(24,097)
Lower of cost or market valuation adjustment on loans held-for-sale	(3,611)	—	(3,611)	(20,490)	—	(20,490)

Total	$28,294	$29,054	$(760)	31,728	$76,315	$(44,587)

The decrease in gain on sales of loans for the six-month period ended June 30, 2007 compared to the same period in 2006 was primarily related to PFH, which experienced a lower volume of loans originated and sold due to its exiting the wholesale subprime mortgage business. Furthermore, there were lower gains on the sale of

Small Business Administration (“SBA”) loans by the Corporation’s U.S. banking subsidiary during the six months ended June 30, 2007.
During the six months ended June 30, 2007, PFH completed one off-balance sheet mortgage loan securitization involving approximately $461 million in loans with realized gains of approximately $13.5 million. The mortgage loan portfolio that was securitized consisted principally of subprime mortgage loans originated by PFH in the latter part of 2006 and in 2007 by the business divisions that were shut down as part of the Restructuring Plan. The Corporation recorded $8 million in mortgage servicing rights and $4.7 million in interest-only residuals associated with this securitization transaction. During the six months ended June 30, 2006, PFH completed two off-balance sheet mortgage loan securitizations involving approximately $652 million in loans, in which the Corporation realized approximately $11.5 million in gains in connection with these transactions.
The unfavorable valuation adjustment of mortgage loans held-for-sale indicated in the table above resulted principally from deterioration in the U.S. subprime market experienced in the first quarter of 2007. These loans were securitized by PFH mostly in the second quarter of 2007.
•	Lower other operating income in the second quarter of 2007, when compared to the same quarter of 2006, was the result of a decline in dividend income from TELPRI. As indicated previously, the Corporation sold its interest in TELPRI in the first quarter of 2007. The dividend income recorded in 2006 was primarily associated with a special dividend resulting from the sale by TELPRI of certain of its operations in 2006.
OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses by major categories. Also, this table identifies the categories of the statement of income impacted by the restructuring costs related to Popular North America reportable segment. These costs are segregated to ease the financial comparison analysis.
TABLE E
Operating Expenses

				Six months
	Quarter ended June 30,			ended June 30,	Restructuring	Six months ended June 30,
(In thousands)	2007	2006	$ Variance	2007	Costs (“RC”)	2007 excluding RC	2006	$ Variance

Personnel costs	$164,288	$166,483	$(2,195)	$342,663	$8,124	$334,539	344,535	$(9,996)
Net occupancy expenses	26,501	28,629	(2,128)	58,515	4,413	54,102	57,267	(3,165)
Equipment expenses	32,245	33,973	(1,728)	64,641	281	64,360	67,170	(2,810)
Other taxes	11,835	10,929	906	23,682	—	23,682	21,170	2,512
Professional fees	38,642	38,488	154	74,629	1,762	72,867	75,566	(2,699)
Communications	16,973	17,293	(320)	34,035	67	33,968	34,593	(625)
Business promotion	30,369	31,991	(1,622)	58,741	—	58,741	64,814	(6,073)
Printing and supplies	4,549	4,291	258	8,825	—	8,825	8,923	(98)
Other operating expenses	32,838	28,072	4,766	64,854	269	64,585	56,903	7,682
Impact of change in fiscal period of certain subsidiaries	—	—	—	—	—	—	9,741	(9,741)
Amortization of intangibles	2,813	2,831	(18)	5,796	—	5,796	5,552	244

Total	$361,053	$362,980	$(1,927)	$736,381	$14,916	$721,465	$746,234	$(24,769)

There were no significant restructuring costs incurred in the second quarter of 2007; as such, the breakdown is not included in Table E.
Isolating the severance costs associated with the Restructuring Plan (refer to the Restructuring Plan section later in this MD&A for details), the reduction in personnel costs for the quarter ended June 30, 2007, compared with the same quarter in the previous year, was impacted by a decline in Popular North America’s reportable segment of $8.5 million, primarily due to lower headcount in PFH’s operations. This reduction was offset in part by the impact of merit increases across the Corporation’s subsidiaries which, for the most part, took place during the second quarter for exempt employees, and by new hires required to support initiatives for new products and services. Full-time equivalent employees (FTEs) were 12,158 at June 30, 2007, a decrease of 670 from the same date in 2006, primarily as a result of PFH exiting the wholesale subprime mortgage business. Popular North America’s reportable segment experienced a decline of $10.0 million in personnel costs for the six months ended June 30, 2007 when compared to the same period in 2006.
The reduction in net occupancy expenses for the quarter ended June 30, 2007, when compared to the same quarter in the previous year, was the result of lower lease rentals due to certain lease contract terminations, including closing certain PFH’s offices and lower building demolition costs, among various factors. The decrease in equipment expenses was due to lower equipment depreciation, maintenance and repair expenses, as well as lower equipment requirement due to the streamlining of PFH’s operations. The reduction in business promotion resulted primarily from cost control measures on marketing expenditures on the U.S. mainland operations and lower sponsorship expenses, partially offset by higher reward program expenses. Similar factors influenced the variance in those operating expense categories for the six months ended June 30, 2007, isolating the restructuring costs, compared to the same period in 2006. Also, the decrease in professional fees for the six-month period of 2007, excluding the restructuring costs, included lower legal fees, temporary services, and title, appraisal and recording fees associated with the loan business, among others, partially offset by higher business strategy consulting and computer service fees.
Table A presents the Corporation’s efficiency ratio for the quarters and six months ended June 30, 2007 and 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2006 Annual Report, in determining the efficiency ratio the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to $1.2 million in the quarter ended June 30, 2007, compared with ($14.4) million in the same quarter of the previous year. These amounts corresponded principally to net gains on sale and valuation adjustments of investment securities available-for-sale.
INCOME TAX
Income tax expense for the quarter ended June 30, 2007 amounted to $23.6 million, compared with $22.3 million in the same quarter of 2006. The increase was primarily due to lower exempt interest income net of disallowance of expenses attributed to such exempt income and to the reversal of several tax positions during 2006 upon the completion of various federal and Puerto Rico tax audits. These variances were partially offset by lower pre-tax earnings and higher capital gain income subject to a preferential tax rate. Also, the income tax expense for the quarter ended June 30, 2007 was impacted by a lower statutory tax rate in the Puerto Rico operations as indicated in the Net Interest Income section of this MD&A. The effective tax rate for second quarter of 2007 was 23.96%, compared with 18.64% for the second quarter of 2006.
Income tax expense for the six-month period ended June 30, 2007 amounted to $40.5 million, compared with $60.2 million reported for the same period in 2006. The decrease was primarily due to lower pre-tax earnings and to higher capital gains subject to a preferential tax rate. On the other hand, these decreases were partially offset by lower exempt interest income net of disallowance of expenses attributed to such exempt income. The effective tax rate for the six-month period ended June 30, 2007 was 17.29%, compared with 21.81% for the same period in 2006.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, Popular North America and EVERTEC. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by this latter group are not allocated to the three reportable segments.
As described below in the Restructuring Plan section of this MD&A, during the first quarter of 2007, the

Corporation reorganized the legal structure of its U.S. operations taking into account the changes and expectations of PFH’s restructuring and integration plan. These changes also impacted the Corporation’s determination of reportable segments for managerial reporting purposes. Commencing in the first quarter of 2007, the U.S. operations were combined into a single reportable segment defined as Popular North America. This segment includes the operations of BPNA, including its wholly-owned subsidiary E-LOAN (legally transferred from PFH to BPNA in January 2007), and Popular Financial Holdings. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 21 to the consolidated financial statements. Financial information for periods prior to 2007 was restated to conform to the 2007 presentation.
The Corporate group had a net loss of $13.0 million in the second quarter of 2007, compared with a net loss of $2.0 million in the same quarter of 2006. During the second quarter of 2006, the Corporate group recorded $11.0 million in dividend income from its investment in TELPRI, as indicated previously in this report. The Corporate group had net income of $75.5 million for the six months ended June 30, 2007, compared to net losses of $2.3 million in the same period of the previous year. During the six months ended June 30, 2007, the Corporate group realized net gains on the sale and valuation adjustment of investment securities approximating $108.1 million, mainly due to a gain on the sale of TELPRI shares in the first quarter of 2007, compared with $14.2 million in the same period of 2006. This favorable variance on the year-to-date results of the Corporate group was offset in part by a higher income tax expense in 2007, compared to tax benefits due to a taxable loss in 2006. Also, the TELPRI dividend income recorded in 2006 was mostly exempt income.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $80.6 million for the quarter ended June 30, 2007, a decrease of $9.7 million, or 11%, when compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended June 30, 2007, when compared to the second quarter of 2006, included:
•	higher net interest income by $8.7 million, or 4%, primarily related to the commercial banking business;

•	higher provision for loan losses by $29.8 million, or 89%, primarily associated with higher net charge-offs mainly in the consumer and commercial loan portfolios. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.17% at June 30, 2007, compared with 2.01% at June 30, 2006 and 2.09% at December 31, 2006. The provision for loan losses represented 130% of net charge-offs for the second quarter of 2007, compared with 139% of net charge-offs in the same period of 2006. The provision for the second quarter of 2007 considers deterioration in the loan portfolio in Puerto Rico due to the slowdown in the local economy;

•	higher non-interest income by $23.5 million, or 23%, mainly due to higher trading account profits, higher gain on sale of securities and higher other service fees, principally net mortgage servicing fees, credit card fees and fees on the sale and administration of investment products;

•	higher operating expenses by $9.2 million, or 5%, primarily associated with higher personnel costs due in part to higher commissions, salaries due to annual merit increases, and deferred compensation, among others; also, there were higher professional fees, other operating taxes, business promotion and other operating expenses, partially offset by lower net occupancy expenses; and

•	higher income taxes by $2.8 million, or 11%, primarily due to lower exempt interest income net of disallowance of expenses attributed to such exempt income, and by the reversal of several tax positions during 2006 upon the completion of various Puerto Rico tax audits, partially offset by lower pre-tax earnings and a lower statutory tax rate.
Net income for the six months ended June 30, 2007 totaled $166.9 million, a decrease of $23.5 million, or 12%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $14.6 million, or 3%;

•	higher provision for loan losses by $53.0 million, or 92%;

•	higher non-interest income by $25.1 million, or 12%;

•	higher operating expenses by $15.6 million, or 4%; and

•	lower income tax expense by $5.3 million.

EVERTEC
EVERTEC’s net income for the quarter ended June 30, 2007 totaled $6.6 million, an increase of $1.2 million, or 21%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended June 30, 2007, when compared with the second quarter of 2006, included:
•	higher net interest income by $0.4 million, or 63%;

•	higher non-interest income of $2.7 million, or 5%, as a result of higher electronic transactions processing fees related to the automated teller machine network. Also, the positive variance was due to business expansion, particularly in payment processing, cash processing, workforce management, and IT consulting services;

•	higher operating expenses by $1.7 million, or 4%, primarily personnel costs in part due to additional headcount resulting from various small-scale acquisitions during 2006 and 2007 and impact of merit increases, among other factors. Also, there were higher other operating expenses, mainly due to sundry losses related to certain receivables, offset in part by lower net occupancy expenses; and

•	higher income tax expense by $0.3 million primarily due to higher taxable income, offset in part by the reduction in the tax rate from 41.5% in 2006 to 39% in 2007.
Net income for the six months ended June 30, 2007 totaled $13.8 million, compared with net income of $10.5 million for the same period in the previous year. These results reflected:
•	higher non-interest income by $7.4 million, or 7%; and

•	higher operating expenses by $3.2 million, or 3%.
Popular North America
For the quarter ended June 30, 2007, net income for the reportable segment of Popular North America totaled $0.9 million, compared to net income of $3.8 million for the second quarter of 2006. The main factors that contributed to this quarterly variance included:
•	lower net interest income by $8.9 million, or 6%, mainly due to higher costs of funds, principally savings and time deposits and short-term debt, partially offset by higher loan yields;

•	higher provision for loan losses by $18.3 million, of 55%, primarily due to higher net charge-offs in the mortgage and consumer loan portfolios, especially in the subprime market;

•	higher non-interest income by $10.6 million, or 23%, which includes the impact of lower unfavorable valuation adjustments of residual interests held by PFH in 2007 compared to 2006 by $13.3 million, and higher service charges on deposit accounts; partially offset by lower gains on the sale of loans and other operating income;

•	lower operating expenses by $11.7 million, or 8%, mainly due to lower personnel costs due to the reduction in headcount at PFH and lower business promotion expenses, partially offset by higher professional fees, mainly consulting fees, and lower net occupancy and equipment expenses; and

•	lower income tax expense by $2.1 million mainly due to lower taxable income.
Net losses for the six months ended June 30, 2007 totaled $63.0 million, compared with net income of $18.5 million in the same period of the previous year. These results reflected:
•	lower net interest income by $20.0 million, or 7%;

•	higher provision for loan losses by $42.4 million, or 72%;

•	lower non-interest income by $81.9 million, or 68%, which includes the impact of the unfavorable valuation adjustments of residual interests held by PFH, the unfavorable valuation adjustment in the value of mortgage loans held-for-sale, and lower gains on the sale of loans. These are generally described in the Non-Interest section of this MD&A. The unfavorable valuation adjustments of residual interests amounted to $55.0 million in the six-month period ended June 30, 2007, compared with $17.0 million in the same period of 2006;

•	lower operating expenses by $16.8 million, or 5%; mainly due to last year’s recognition of PFH’s subsidiaries impact of change in fiscal period which amounted to $6.2 million (increased operating expenses for 2006), lower business promotion expenses and lower personnel costs due to reduction in headcount. The latter was partially offset by the impact of the severance costs associated with the restructuring of PFH and the impact of additional personnel for units that support new products and services. Furthermore, there were higher net occupancy expenses, outplacement costs and consulting services also related with the Restructuring Plan; and
•	income tax benefit of $34.3 million for the six-month period ended June 30, 2007, compared with income tax expense of $11.7 million in the same period in 2006.
RESTRUCTURING PLAN
As indicated in the 2006 Annual Report, in January 2007, the Corporation announced the Restructuring Plan of PFH’s businesses. Since PFH’s performance was poor in 2006, origination volumes had dropped, net interest margin narrowed and the expense base was unsustainable, management initiated the restructuring actions. The Restructuring Plan, which is being implemented throughout 2007, has the following four basic components:
•	exiting the wholesale subprime mortgage origination business during the first quarter of 2007, which entailed shutting down the wholesale broker, retail and call center business divisions;

•	consolidating support activities at PFH (Finance, Credit Risk, Compliance, Human Resources, Facilities) within BPNA to reduce expenses;

•	integrating PFH’s existing commercial lending businesses (mortgage warehouse and mixed use) into BPNA’s business lending groups; and

•	focusing on the core Equity One network of 132 consumer finance branches in 15 states.
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
This reorganization and the Restructuring Plan led management to redefine its business reportable segments. Commencing in 2007, the U.S. operations are combined into a single reportable segment defined as “Popular North America”. This segment includes the operations of BPNA and PFH, including all of its wholly-owned subsidiaries.
For the six-month period ended June 30, 2007, the Corporation recorded pre-tax restructuring charges in the Popular North America segment related to the Restructuring Plan as follows:

Six months ended
(In thousands)	June 30, 2007

Severance, stay bonuses and other benefits	$8,124
Outplacement costs	1,019
Lease terminations	4,413
Others	1,360

Total restructuring costs	$14,916

There were no significant charges related to the Restructuring Plan recorded in the second quarter of 2007. The above restructuring costs were recorded substantially in the first quarter of 2007. Refer to the Operating Expenses section of this MD&A for the classification of these charges in the consolidated statement of income. Of the above restructuring costs, approximately $5.5 million were recognized as a liability as of June 30, 2007, and are expected to be paid out with operating cash flows. These costs correspond primarily to lease terminations and severance payments.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and impairment in goodwill of $14.2 million.

As of June 30, 2007, it is anticipated that the Restructuring Plan will result in the estimated combined charges presented in the table below.

	Impairments on
	goodwill and long-	Restructuring
(In thousands)	lived assets	costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	(219)	(219)

Total	$21,471	$14,916	$36,387

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
The Corporation exited PFH’s wholesale broker, retail mortgage and call center origination channels during the first quarter of 2007. In addition, the Corporation had previously exited PFH’s asset acquisition channel in early 2006. Certain mortgage loan assets originated through these channels are expected to run-off over a time period which may average between 18 to 30 months.
PFH has conducted mortgage loan securitizations since 1997. Securitizations conducted prior to 2001 and certain securitizations conducted during 2005, 2006 and 2007 qualified for sale accounting under the provisions of SFAS No. 140. Accordingly, the loans sold in these off-balance sheet securitizations are not consolidated in the Corporation’s financial statements. The unpaid principal balances (“UPB”) of the sold loans amounted to $2.5 billion at June 30, 2007. The outstanding balance of residual interests ("IOs") and MSRs related to these off-balance sheet securitizations was $36 million and $33 million, respectively, at June 30, 2007. As previously mentioned, during the six months ended June 30, 2007, the Corporation recognized other-than-temporary impairments amounting to $55.0 million related to these residual interests.
The business channels exited also originated mortgage loans, which were used by PFH in conducting asset securitizations that did not meet the sale criteria under SFAS No. 140; accordingly, the transactions were treated as on-balance sheet securitizations for accounting purposes. The outstanding balance of owned-in-trust loans, which are part of PFH’s portfolio, is presented in the table below and in Table F under the column “Owned-in-Trust”. The table below also presents the excess of trust assets over securitized debt in the form of bond certificates due to investors, as well as the related unamortized net premiums/FAS 91 on loans and the allowance for loan losses attributable to the owned-in-trust portfolio.

(In millions)	June 30, 2007	March 31, 2007	December 31, 2006

Loans	$3,947	$4,240	$4,543
Other real estate	83	63	59
Securitization advances	37	43	56
Delinquency advances	11	11	9
Escrow advances	17	18	17

Total trust assets	4,095	4,375	4,684
Less: Balance of bond certificates	(3,842)	(4,106)	(4,391)

Excess of trust assets (“overcollateralization”)	253	269	293
Unamortized net premiums and net deferred origination fees/costs	99	108	117
Allowance for loan losses	(67)	(66)	(55)

Total exposure	$285	$311	$355

As of June 30, 2007, the exited lines of business also had outstanding $0.8 billion in mortgage loans that were not sold / securitized, and are included in Table F under the column “Owned”. The remaining $1.3 billion presented under this column in Table F is the outstanding balance of loans originated through the branch network and customer loan center. The allowance for loan losses related to these loans “Owned” amounted to approximately $24 million as of June 30, 2007, $22 million as of March 31, 2007 and $21 million as of December 31, 2006.
Financial results for PFH’s exited operations for the second quarter 2007 were an estimated loss of $13.6 million, net of taxes. For the six-month period ended June 30, 2006 the net loss approximated $86.7 million, net of taxes. The net loss considers the impairments in the valuation of the IOs taken during 2007, the restructuring charges previously mentioned and increased provisioning for loan losses as a result of the credit deterioration in the subprime market.
Table F
PFH Mortgage Loan Portfolio (excludes loans held-for-sale) Performance Trends

	Owned-in-Trust (a)			Owned (b)
	June 30,	March 31,	December	June 30,	March 31,	December 31,
	2007	2007	31, 2006	2007	2007	2006

Current Balance ($ thousands) (c)	$3,947,029	$4,240,499	$4,543,488	$2,052,381	$1,994,727	$2,191,134
Weighted-average coupon (WAC)	7.56%	7.55%	7.55%	8.97%	9.04%	8.94%
Avg. Loan-to-Value (LTV) (d)	83.93%	83.43%	83.39%	82.64%	74.75%	78.38%
Avg. Loan Balance ($)	$138,658	$139,508	$139,942	$67,067	$64,913	$68,514
Avg. FICO® (e)	617	633	632	606	622	622
Bankruptcy (% of $ )	2.80%	2.47%	2.18%	3.32%	3.45%	2.95%
Charge-offs %-quarter	1.27%	1.01%	1.00%	1.40%	1.30%	1.08%
Total Delinquency	11.94%	10.57%	10.93%	10.21%	9.68%	8.67%
30 Days (% of $ )	3.09%	2.63%	3.48%	2.35%	2.63%	2.54%
60 Days (% of $ )	1.31%	1.13%	1.30%	1.14%	1.04%	0.89%
90+ Days (% of $ )	2.09%	1.94%	1.84%	2.91%	3.05%	2.48%
Foreclosure (% of $)	5.45%	4.86%	4.31%	3.81%	2.96%	2.75%
Business Channel
Broker	16%	16%	17%	17%	18%	22%
Asset Acquisition	72%	72%	72%	15%	18%	17%
Retail Mortgage (call centers)	6%	6%	6%	4%	4%	5%
Customer Loan Center (“CLC”) (f)	5%	4%	4%	7%	5%	6%
Decentralized (branches)	—	—	—	53%	52%	47%
Other	1%	2%	1%	4%	3%	3%
Product Type
Fixed-rate	63%	62%	60%	74%	73%	69%
ARM (Adjustable rate mortgage)	26%	27%	29%	15%	15%	20%
Balloon	4%	4%	4%	10%	11%	10%
Interest only — Fixed	1%	1%	1%	—	—	—
Interest only — ARM	6%	6%	6%	1%	1%	1%

(a)	Owned-in-trust — represents mortgage loans securitized in on-balance sheet securitizations, as such, are part of PFH’s portfolio under SFAS No. 140.

(b)	Owned portfolio — represents mortgage loans originated / acquired, but not sold / securitized.

(c)	Excluding deferred fees, origination costs, net premiums and other items.

(d)	LTV – a lending risk ratio calculated by dividing the total amount of the mortgage or loan by the fair value of the property.

(e)	FICO® — the Corporation uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

(f)	CLC — unit that anticipates possible refinancing needs of the customer and makes efforts to retain the customer by offering the company’s products.

FINANCIAL CONDITION
Refer to the consolidated financial statements included in this Form 10-Q for the Corporation’s consolidated statements of condition as of June 30, 2007, December 31, 2006 and June 30, 2006. Also, refer to Table A for financial highlights on major line items of the consolidated statement of condition.
When compared to December 31, 2006, total assets as of June 30, 2007 remained stable, reflecting a slight decrease of less than 1%. When compared to June 30, 2006, total assets as of June 30, 2007 declined 3%.
A breakdown at period-end of the Corporation’s loan portfolio, its principal category of earning assets, is presented in Table G below.
TABLE G
Loans Ending Balances (including Loans Held-for-Sale)

			Variance		Variance
			June 30, 2007		June 30, 2007
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2007	2006	December 31, 2006	2006	June 30, 2006

Commercial *	$15,145,422	$14,536,837	$608,585	$13,696,562	$1,448,860
Lease financing	1,184,560	1,226,490	(41,930)	1,294,966	(110,406)
Mortgage **	11,008,524	11,695,156	(686,632)	12,209,940	(1,201,416)
Consumer	5,413,339	5,278,456	134,883	5,015,164	398,175

Total	$32,751,845	$32,736,939	$14,906	$32,216,632	$535,213

*	Includes commercial construction

**	Includes residential construction
The increase in commercial loans from December 31, 2006 to June 30, 2007 was principally in commercial mortgage, construction and SBA loans. The increase in commercial loans from June 30, 2006 to June 30, 2007 also reflected growth in those areas. Commercial construction loans, which are included within the commercial category in Table G, amounted to $1.6 billion at June 30, 2007, compared with $1.4 billion at December 31, 2006 and $1.2 billion at June 30, 2006.
The decline in mortgage loans from December 31, 2006 to June 30, 2007 was mostly due to the off-balance sheet securitization completed by PFH in the second quarter of 2007 as described in the Non-Interest Income section of this MD&A, which involved approximately $461 million in unpaid principal balance of subprime mortgage loans. Also, the reduction was in part due to lower origination volume resulting from exiting certain business channels of the PFH operations, as described in the Restructuring Plan and Overview of Mortgage Loan Exposure at PFH sections of this MD&A, offset in part by successful loan origination business strategies by the banking subsidiary in the U.S. mainland, which targets principally the Hispanic market at attractive loan yields. The decline in mortgage loans from June 30, 2006 to the same date in 2007 was in part due to certain large transactions disclosed in the 2006 Annual Report that took place during that year, which involved bulk sales of mortgage loans, off-balance sheet securitizations of subprime mortgage loans, and pooling of loans and sales of the newly-issued FNMA securities. These sales and securitizations were part of the Corporation’s strategy to deleverage its balance sheet and reduce low-yielding assets.

A breakdown of the consumer loan portfolio is presented in Table H.
TABLE H
Breakdown of Consumer Loans

			Variance		Variance
			June 30, 2007		June 30, 2007
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2007	2006	December 31, 2006	2006	June 30, 2006

Personal	$2,638,427	$2,457,619	$180,808	$2,169,186	$469,241
Auto	1,585,929	1,636,415	(50,486)	1,682,043	(96,114)
Credit cards	1,038,096	1,032,546	5,550	1,010,340	27,756
Other	150,887	151,876	(989)	153,595	(2,708)

Total	$5,413,339	$5,278,456	$134,883	$5,015,164	$398,175

The increase in personal loans from December 31, 2006 to June 30, 2007 was principally attributed to higher volume of home equity lines of credit in the Popular North America operations. The increase from June 30, 2006 to the same date in 2007 was also attributed to higher volume of home equity lines after a strategic decision was made in mid-2006 to substantially retain those loans in portfolio, and to a growth in personal loans at BPPR which was associated with favorable customer response to mailing campaigns and cross-selling initiatives. The reduction in auto loans from December 31, 2006 and June 30, 2006 to June 30, 2007 was twofold. First, there was a decline in the auto loan portfolio of the Popular North America reportable segment as BPNA’s auto loan portfolio continues to runoff because of management’s decision to cease auto loan originations through dealer channels and instead focusing on originating auto loans through the E-LOAN channel. Second, the economic slowdown in the Puerto Rico market has reduced automobile sales.
Investment and trading securities totaled $10.2 billion at June 30, 2007, compared with $10.6 billion at December 31, 2006 and $12.0 billion at June 30, 2006. The decline in the Corporation’s investment securities portfolio from June 30, 2006 was mainly due to maturities of agency securities with low rates which were not replaced because the interest spread was not favorable and as part of the Corporation’s deleveraging strategy. Notes 5 and 6 to the consolidated financial statements provide additional information of the Corporation’s available-for-sale and held-to-maturity investment portfolios.
Refer to Note 10 of the consolidated financial statements for details on the composition of intangible assets.
Table I provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE I
Breakdown of Other Assets

			Variance		Variance
			June 30, 2007		June 30, 2007
	June 30,	December 31,	vs.	June 30,	vs.
(In thousands)	2007	2006	December 31, 2006	2006	June 30, 2006

Net deferred tax assets	$419,611	$359,433	$60,178	$376,726	$42,885
Bank-owned life insurance program	210,333	206,331	4,002	201,635	8,698
Servicing rights	201,861	164,999	36,862	159,486	42,375
Prepaid expenses	200,307	168,717	31,590	176,003	24,304
Securitization advances and related assets	106,123	181,387	(75,264)	251,482	(145,359)
Investments under the equity method	82,620	66,794	15,826	63,550	19,070
Derivative assets	77,484	55,413	22,071	79,925	(2,441)
Others	201,122	408,816	(207,694)	206,875	(5,753)

Total	$1,499,461	$1,611,890	($112,429)	$1,515,682	($16,221)

Explanations for the principal variances from December 31, 2006 to June 30, 2007 were:
•	Increase in net deferred tax assets was mainly associated with higher unrealized losses on securities available-for-sale, the increase in the allowance for loan losses,

the residual interests recognized on the off-balance sheet securitization, and the increase in net operating loss carryforward.
•	Increase in servicing rights was mainly due to purchased mortgage servicing rights in the Popular North America reportable segment resulting from new servicing contracts, mortgage servicing rights derived from the off-balance sheet securitization executed by PFH in 2007, and from sales and securitizations of originated loans by the Puerto Rico operations. Also, the increase was due in part to the adoption of SFAS No. 156 during 2007, in which the Corporation elected to account for residential mortgage servicing rights at fair value. Notes 2 and 7 provide further information on the implementation impact of this accounting pronouncement.

•	Increase in prepaid expenses was mostly due to the payment during the second quarter of 2007 of the municipal license and corporate property taxes.

•	Refer to Note 9 to the consolidated financial statements for a detail of the Corporation’s derivatives as of June 30, 2007 and December 31, 2006.

•	The decrease in securitization advances and related assets was primarily associated to PFH’s on-balance sheet securitization performed in December 2006, which required a pre-funded amount of $66 million to be held in trust. As disclosed in the 2006 Annual Report, this pre-funded amount was classified as an other asset in the consolidated statement of condition. In early 2007, PFH delivered additional loans to the securitization trust and received back the pre-funded amount.

•	Decrease in the “others” caption was mainly due to lower trade receivables. At June 30, 2007 and December 31, 2006, there were securities trade receivables of $12 million and $232 million, respectively, for mortgage-backed securities sold prior to quarter and year-end, with a settlement date in July 2007 and January 2007, respectively.
Principal variances in other assets from June 30, 2006 to the same date in 2007 were mostly due to similar factors as described above. In addition, the decrease in securitization advances and related assets from June 30, 2006 was also associated with PFH’s collection during the third quarter of 2006 of excess cash held by the securitization trusts of approximately $69 million.
A breakdown of the Corporation’s deposits at period-end is included in Table J:
TABLE J
Deposits Ending Balances

			Variance		Variance
	June 30,	December 31,	June 30, 2007 vs.	June 30,	June 30, 2007 vs.
(In thousands)	2007	2006	December 31, 2006	2006	June 30, 2006

Demand deposits *	$4,977,827	$4,910,848	$66,979	$4,940,362	$37,465
Savings, NOW and money market deposits	9,477,737	9,200,732	277,005	8,644,295	833,442
Time deposits	10,930,431	10,326,751	603,680	9,864,863	1,065,568

Total	$25,385,995	$24,438,331	$947,664	$23,449,520	$1,936,475

*	Includes interest and non-interest bearing demand deposits.

Deposit growth since December 31, 2006 was influenced in part by competitive rate campaigns in Puerto Rico focused on retail certificates of deposit to individuals. Furthermore, there was additional volume of public funds gathered from successful biding processes with competitive rates and strong sales efforts. Also, the increase in deposits was the result of money market campaigns in the U.S. operations during 2007. The increase in deposits from June 30, 2006 was also influenced by deposits captured through the online webpage of E-LOAN. The latter approximated $1.5 billion at June 30, 2007. Brokered certificates of deposit, included in the category of time deposits, totaled $638 million at June 30, 2007, compared with $866 million at December 31, 2006 and $1.1 billion at June 30, 2006.The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $115 million as of June 30, 2007, $136 million as of December 31, 2006 and $96 million as of June 30, 2006.
At June 30, 2007, borrowed funds totaled $17.1 billion, compared with $18.5 billion at December 31, 2006 and $20.8 billion at June 30, 2006. Refer to Note 11 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates.

Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at June 30, 2007, December 31, 2006 and June 30, 2006. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2007, December 31, 2006, and June 30, 2006 are presented on Table K. As of such dates, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
The average tangible equity amounted to $3.1 billion at June 30, 2007, $3.0 billion at December 31, 2006, and $2.9 billion at June 30, 2006. Total tangible equity was $2.9 billion at June 30, 2007, $2.8 billion at December 31, 2006, and $2.7 billion at June 30, 2006.
TABLE K
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Risk-based capital
Tier I capital	$3,770,991	$3,727,860	$3,722,664
Supplementary (Tier II) capital	443,689	441,591	415,032

Total capital	$4,214,680	$4,169,451	$4,137,696

Risk-weighted assets
Balance sheet items	$32,502,007	$32,519,457	$30,665,611
Off-balance sheet items	2,869,633	2,623,264	2,401,700

Total risk-weighted assets	$35,371,640	$35,142,721	$33,067,311

Average assets	$46,150,567	$46,330,505	$47,676,953

Ratios:
Tier I capital (minimum required – 4.00%)	10.66%	10.61%	11.26%
Total capital (minimum required – 8.00%)	11.92%	11.86%	12.51%
Leverage ratio *	8.17%	8.05%	7.81%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
At June 30, 2007, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,829,731, Tier I Capital of $1,414,866, and Tier I Leverage of $1,384,517 based on a 3% ratio or $1,846,023 based on a 4% ratio according to the Bank’s classification.
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
The trusts created as part of off-balance sheet mortgage loans securitizations, conducted prior to 2001, in 2005, 2006 and 2007, are not consolidated in the Corporation’s financial statements since the transactions qualified for sale accounting based on the provisions of SFAS No. 140. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity or the securitization trust funds. At June 30, 2007 and 2006, these trusts held approximately $2.5 billion and $2.4 billion, respectively, in assets in the form of mortgage loans. Their liabilities in the form of debt principal due to investors approximated $2.3 billion at June 30, 2007 and 2006. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and interest-only securities retained by the Corporation are recorded in the statements of condition at fair value.
CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table L summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and six months ended June 30, 2007 and 2006.
TABLE L
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter					Six months ended June 30,
(Dollars in thousands)	2007		2006		Variance	2007		2006		Variance

Balance at beginning of period	$541,748		$468,321		$73,427	$522,232		$461,707		$60,525
Provision for loan losses	115,167		67,096		48,071	211,513		116,043		95,470
Impact of change in reporting period *	—		—		—	—		2,510		(2,510)

	656,915		535,417		121,498	733,745		580,260		153,485

Losses charged to the allowance:
Commercial	21,532		12,972		8,560	38,860		25,425		13,435
Lease financing	6,200		7,007		(807)	12,608		12,023		585
Mortgage	23,492		14,066		9,426	44,100		25,383		18,717
Consumer	55,481		33,047		22,434	102,688		64,279		38,409

Subtotal	106,705		67,092		39,613	198,256		127,110		71,146

Recoveries:
Commercial	3,487		4,369		(882)	6,969		8,728		(1,759)
Lease financing	2,510		2,287		223	4,508		6,073		(1,565)
Mortgage	706		295		411	851		426		425
Consumer	7,934		8,539		(605)	17,030		15,438		1,592

Subtotal	14,637		15,490		(853)	29,358		30,665		(1,307)

Net loans charged-off:
Commercial	18,045		8,603		9,442	31,891		16,697		15,194
Lease financing	3,690		4,720		(1,030)	8,100		5,950		2,150
Mortgage	22,786		13,771		9,015	43,249		24,957		18,292
Consumer	47,547		24,508		23,039	85,658		48,841		36,817

Subtotal	92,068		51,602		40,466	168,898		96,445		72,453

Balance at end of period	$564,847		$483,815		$81,032	$564,847		$483,815		$81,032

Ratios:
Net charge-offs to average loans held-in-portfolio	1.16%		0.66%			1.06%		0.62%
Provision to net charge-offs	1.25	x	1.30	x		1.25	x	1.20	x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in the Overview section and in the 2006 Annual Report).

Also, Table M presents annualized net charge-offs to average loans by loan category for the quarters and six-month period ended June 30, 2007 and 2006.
TABLE M
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Commercial	0.49%	0.26%	0.43%	0.25%
Lease financing	1.24	1.45	1.35	0.91
Mortgage	0.87	0.48	0.80	0.42
Consumer	3.61	2.00	3.28	2.01

	1.16%	0.66%	1.06%	0.62%

The increase in the ratio of commercial loans net charge-offs to average loans held-in-portfolio for the quarter and six-month period was mostly associated with deterioration in the economic conditions in Puerto Rico, triggered in part by the local government’s budgetary imbalance, the new sales tax implemented at the end of 2006 and higher cost of living which has impacted consumer spending, and therefore has negatively impacted certain industries and commercial businesses.
The decrease in the charge-offs to average loans held-in-portfolio in the lease financing portfolio during the quarter resulted from a large amount of charge-offs in the U.S. leasing subsidiary during the second quarter of 2006 related to a particular customer lending relationship. The increase in net charge-offs to average loans held-in-portfolio in the lease financing portfolio during the six-month period was the result of higher delinquencies in Puerto Rico.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio increased primarily due to the slowdown in the housing sector and higher delinquency levels experienced in the U.S. mainland, primarily in the Corporation’s subprime mortgage loan portfolio. This increase also reflects the impact of the reduction in the mortgage loan portfolio at PFH. Refer to the Overview of Mortgage Loan Exposure at PFH section in this MD&A for information on PFH’s mortgage loan portfolio, including credit statistics. Although deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, no significant increase in losses has occurred. The mortgage loans net charge-off to average mortgage loans held-in-portfolio ratio in the Puerto Rico operations was 0.09% for the second quarter of 2007. Historically the Corporation has experienced a low level of losses in its P.R. mortgage loan portfolio.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose primarily due to higher delinquencies in the Puerto Rico operations. This primarily reflects the impact of a slowdown in the Puerto Rico economy, triggered by the government fiscal crisis, higher oil prices and the new sales tax enacted in 2006.

NON-PERFORMING ASSETS
A summary of non-performing assets, which includes past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table N, along with certain credit quality metrics. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2006 Annual Report.
TABLE N
Non-Performing Assets

					$ Variance		As a
				As a	June 30, 2007		percentage	$ Variance
		As a percentage	December	percentage	vs.		of loans	June 30, 2007
	June 30,	of loans HIP*	31,	of loans HIP*	December 31,	June 30,	HIP*	vs.
(Dollars in thousands)	2007	by category	2006	by category	2006	2006	by category	June 30, 2006

Commercial	$240,817	1.6%	$158,214	1.1%	$82,603	$147,753	1.1%	$93,064
Lease financing	12,682	1.1	11,898	1.0	784	3,038	0.2	9,644
Mortgage	562,523	5.4	499,402	4.5	63,121	409,689	3.5	152,834
Consumer	42,230	0.8	48,074	0.9	(5,844)	37,823	0.8	4,407

Total non-performing loans	858,252	2.7	717,588	2.2	140,664	598,303	1.9	259,949
Other real estate	112,858		84,816		28,042	83,658		29,200

Total non-performing assets	$971,110	3.02%	$802,404	2.51%	$168,706	$681,961	2.16%	$289,149

Accruing loans past due 90 days or more	$104,497		$99,996		$4,501	$94,183		$10,314

Non-performing assets to total assets	2.07%		1.69%			1.41%
Allowance for loan losses to loans held-in-portfolio	1.76		1.63			1.53
Allowance for loan losses to non-performing assets	58.17		65.08			70.94
Allowance for loan losses to non-performing loans	65.81		72.78			80.86

*	HIP = “held-in-portfolio”

The increase in non-performing mortgage loans was mainly due to the continued deterioration in the subprime market in the U.S. mainland as well as higher delinquencies triggered by deteriorating economic conditions in Puerto Rico. Refer to the Overview of Mortgage Loan Exposure at PFH section in this MD&A for information on PFH’s mortgage loan portfolio. The rise in non-performing commercial loans reflected principally the current economic conditions, primarily in Puerto Rico. Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition. Also, there was an increase in non-performing commercial loans in the Corporation’s U.S. operations. Non-performing loans as of June 30, 2007 included 84% secured by real estate.
Other real estate owned, representing real estate property acquired through foreclosure, increased principally in the Popular North America reportable segment. With the slowdown in the U.S. housing market, there is a continued economic deterioration in certain geographic areas, which also has a negative effect on the market for resale of the repossessed real estate properties.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying Ginnie Mae mortgage-backed securities must report as their own assets the defaulted loans that they have the option to purchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that although delinquent, the Corporation has received timely payment from the sellers / servicers, and in some instances, have partial guarantees under recourse agreements.

The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of June 30, 2007 reflects the prevailing negative economic outlook, particularly in the non-prime mortgage business, and the deterioration in Puerto Rico’s economy.
The Corporation’s methodology to determine its allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, commercial loans over a predetermined amount are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss contingency for a group of homogeneous loans, which are not individually evaluated under SFAS No. 114, when it is probable that a loss has been incurred and the amount can be reasonably estimated. To determine the allowance for loan losses under SFAS No. 5, the Corporation uses historical net charge-offs and volatility experience segregated by loan type and legal entity. Refer to the 2006 Annual Report for additional information on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
Under SFAS No. 114, the Corporation considers a commercial loan to be impaired when the loan amounts to $250,000 or more and interest and / or principal is past due 90 days or more, or, when the loan amounts to $500,000 or more and based on current information and events, it is probable that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement. The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at June 30, 2007, December 31, 2006 and June 30, 2006 were:

	June 30, 2007		December 31, 2006		June 30, 2006
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$156.6	$40.7	$125.7	$37.0	$68.6	$21.3
No valuation allowance required	119.5	—	82.5	—	58.9	—

Total impaired loans	$276.1	$40.7	$208.2	$37.0	$127.5	$21.3

Average impaired loans during the second quarter of 2007 and 2006 were $259 million and $122 million, respectively. The Corporation recognized interest income on impaired loans of $2.1 million and $0.7 million for the quarters ended June 30, 2007 and June 30, 2006, respectively, and $4.2 million and $1.7 million for the six months ended on those same dates, respectively.
In addition to the non-performing loans included in Table N, there were $99 million of loans at June 30, 2007, which in management’s opinion are currently subject to potential future classification as non-performing, and are considered impaired under SFAS No. 114. At December 31, 2006 and June 30, 2006, these potential problem loans approximated $103 million and $32 million, respectively. The increase in potential problem loans since June 30, 2006 was principally associated with particular commercial lending relationships in the Corporation’s Puerto Rico banking operations.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at June 30, 2007, adjusted non-performing assets would have been $929 million, or 2.89%, of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 69.22%. At December 31, 2006, adjusted non-performing assets would have been $754 million, or 2.36%, of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 78.00%. At June 30, 2006, adjusted non-performing assets would have been $644 million, or 2.04%, of loans held-in-portfolio and the allowance to non-performing loans would have been 86.32%.

As explained in the 2006 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has partly diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 21 to the consolidated financial statements.
Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition.
At June 30, 2007, the Corporation had $815 million of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $50 million are uncommitted lines of credit. Of these total credit facilities granted, $670 million in loans were outstanding at June 30, 2007. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of June 30, 2007, the Corporation had outstanding $186 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 5 and 6 to the consolidated financial statements for additional information. Of that total, $163 million is exposed to the creditworthiness of the P.R. Government and its municipalities. Of that portfolio, $59 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (“S&P”), another nationally recognized credit rating agency.
Overview of Mortgage Loan Exposure at PFH
PFH historically originated mortgage loan production through various channels including asset acquisition, mortgage loan brokers and its retail branch network. As part of the Restructuring Plan, PFH has ceased originating loans through all channels except for loans originated directly through its consumer finance branches and the customer loan center (“CLC”). This has resulted in a significant reduction in total origination of mortgage loans at PFH.
Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans. A portion of the loans originated and retained by PFH is subprime under this definition.
As of June 30, 2007, mortgage loans held-in-portfolio outstanding at PFH amounted to $6.0 billion, as compared to $6.9 billion as of December 31, 2006 and $7.1 billion as of June 30, 2006. Refer to Table F for a breakdown of the portfolio between “owned” and “owned-in-trust”. Of the balance as of June 30, 2007, $4.1 billion or approximately 68% had FICO® scores of 660 or below. As distinguished by coupon type, 74% of the loan portfolio had fixed-rate coupons, while 26% had adjustable rates (ARMs).
As of June 30, 2007, $533 million in ARMs were scheduled to readjust their rate for the first time between July 1, 2007 and December 31, 2007, and $525 million were scheduled to readjust their rate in 2008.
The average FICO® score for PFH’s mortgage loans was 611 as of June 30, 2007 while the average loan-to-value ratio of the portfolio as of that date was 83.4%. The unpaid principal balance at June 30, 2007 of loans originated in 2006 amounted to $1.1 billion, or approximately 15% of PFH’s total loans held-in-portfolio and 3% of the Corporation’s loans held-in-portfolio at June 30, 2007.

One of the characteristics of subprime loans is that their delinquency and charge-off rates tend to be higher than for agency conforming loans or “Alt-A” loans. Alt-A loans are loans usually made to borrowers who have unsteady sources of income or simply have too little documented income to qualify for a conforming loan. For the quarter ended June 30, 2007, the ratio of non-performing mortgage loans to mortgage loans held-in-portfolio for PFH amounted to 7.1%, while annualized mortgage charge-offs to average loans for the quarter amounted to 1.3%.
A portion of the mortgage loans held by PFH as of June 30, 2007 is pledged as collateral for asset-backed securities issued by the Corporation as a financing vehicle. These “owned-in-trust” loans pose similar risks to the Corporation as those loans owned outright, with the difference that part of the potential losses related to owned-in-trust loans may be borne by the bondholders under certain circumstances, primarily if cumulative loan losses exceed the level of overcollateralization. As of June 30, 2007, $3.9 billion in mortgage loans were owned-in-trust and its related overcollateralization amounted to $253 million.
Overcollateralization is defined as a type of credit enhancement by which an issuer of bond certificates pledges collateral in excess of what is needed to adequately cover the repayment of the bond certificates.
For more detailed information on PFH’s mortgage loan portfolio, please refer to Table O. As a mean for investors to analyze the trend in PFH’s mortgage loan exposure, Table P includes information as of March 31, 2007.

Table O
Mortgage Loan Exposure at Popular Financial Holdings – (excludes mortgage loans held-for-sale)
As of June 30, 2007

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(In thousands)	Vintages	2007	2006	2005	2004	2003 & Prior

Subprime mortgage loans — Owned portfolio	$1,508,440	$278,276	$467,642	$366,351	$133,836	$262,335
FICO®-Average	572	595	575	563	564	565
Loan-to-value – Average	83.2%	80.1%	81.0%	90.3%	89.3%	77.2%
% Fixed-rate	83%	92%	81%	71%	88%	91%
% ARM	17%	8%	19%	29%	12%	9%
Delinquencies %	13.2%	1.6%	11.1%	18.9%	17.0%	19.3%
Non-performing %	8.6%	0.4%	6.8%	12.4%	12.0%	13.7%
Charge-offs % — Second Quarter 2007 (a)	1.7%	0.0%	0.8%	3.1%	2.0%	2.2%

Subprime mortgage loans – Owned-in-Trust	$2,591,066	$0	$382,924	$1,016,694	$490,106	$701,342
FICO®-Average	572	—	579	570	575	569
Loan-to-value – Average	84.2%	—	84.4%	83.3%	84.3%	84.8%
% Fixed-rate	61%	—	29%	47%	84%	84%
% ARM	39%	—	71%	53%	16%	16%
Delinquencies %	17.6%	—	12.5%	18.6%	14.5%	21.0. %
Non-performing %	11.1%	—	7.7%	11.5%	9.3%	13.5%
Charge-offs % — Second Quarter 2007 (a)	1.8%	—	1.0%	2.0%	1.0%	2.4%

Prime mortgage loans — Owned portfolio	$517,817	$75,511	$158,225	$126,421	$60,384	$97,276
FICO®-Average	707	694	702	705	712	719
Loan-to-value – Average	81.2%	79.4%	79.9%	86.9%	84.7%	72.8%
% Fixed-rate	88%	93%	81%	82%	96%	98%
% ARM	12%	7%	19%	18%	4%	2%
Delinquencies %	1.9%	0.4%	4.0%	0.8%	1.1%	1.8%
Non-performing %	1.3%	—	3.6%	0.1%	0.4%	0.9%
Charge-offs % — Second Quarter 2007 (a)	1.3%	0.0%	0.1%	3.3%	1.0%	1.1%

Prime mortgage loans – Owned-in-Trust	$1,355,963	—	$84,774	$427,546	$440,129	$403,514
FICO®-Average	712	—	693	705	716	716
Loan-to-value – Average	83.36%	—	83.5%	84.9%	80.6%	84.4%
% Fixed-rate	81%	—	42%	59%	95%	98%
% ARM	19%	—	58%	41%	5%	2%
Delinquencies %	1.2%	—	2.3%	1.6%	0.7%	1.1%
Non-performing %	0.7%	—	1.4%	0.8%	0.3%	0.8%
Charge-offs % — Second Quarter 2007 (a)	0.1%	—	0.0%	0.1%	0.1%	0.2%

Loans without FICO scores	$26,124	$20,679	$3,701	$239	$51	$1,454

PFH — Mortgage Loans (b)	$5,999,410	$374,466	$1,097,266	$1,937,251	$1,124,506	$1,465,921
FICO®-Average	611	616	603	604	626	614
Loan-to-value – Average	83.4%	79.9%	81.7%	86.1%	83.4%	83.0%
% Fixed-rate	74%	92%	60%	57%	89%	90%
% ARM	26%	8%	40%	43%	11%	10%
Delinquencies %	11.4%	1.3%	9.9%	13.7%	8.7%	13.9%
Non-performing %	7.1%	0.3%	6.2%	8.6%	5.6%	9.2%
Charge-offs % — Second Quarter 2007 (a)	1.3%	0.0%	0.7%	1.9%	0.8%	1.7%

Deferred fees, origination costs, net premiums and other items	$48,457
PFH Total Mortgage Loans HIP	$6,047,867

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of March 31, 2007 and June 30, 2007 for these business areas.

(b)	Includes loans without FICO® scores.

Table P
Mortgage Loan Exposure at Popular Financial Holdings – (excludes mortgage loans held-for-sale)
As of March 31, 2007

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(In thousands)	Vintages	2007	2006	2005	2004	2003 & Prior

Subprime mortgage loans — Owned portfolio	$1,421,688	$116,432	$476,346	$400,567	$144,225	$284,118
FICO®-Average	599	603	601	607	598	585
Loan-to-value – Average	83.0%	79.5%	80.7%	89.6%	88.1%	77.0%
% Fixed-rate	82.1%	92.4%	82.4%	69.0%	90.9%	91.3%
% ARM	17.9%	7.6%	17.6%	31.0%	9.1%	8.7%
Delinquencies %	11.5%	—	8.0%	13.6%	14.2%	18.1%
Non-performing %	7.2%	—	3.2%	9.4%	10.0%	12.3%
Charge-offs % — First Quarter 2007 (a)	1.7%	0.0%	0.1%	2.6%	1.9%	4.0%

Subprime mortgage loans – Owned-in-Trust	$2,960,095	—	$430,621	$1,129,023	$581,337	$819,114
FICO®-Average	606	—	591	607	617	608
Loan-to-value – Average	83.5%	—	84.0%	83.1%	82.6%	84.3%
% Fixed-rate	62.8%	—	29.1%	48.1%	85.0%	85.0%
% ARM	37.2%	—	70.9%	51.9%	15.0%	15.0%
Delinquencies %	12.6%	—	7.7%	13.3%	9.7%	16.3%
Non-performing %	8.0%	—	4.6%	8.3%	6.1%	10.9%
Charge-offs % — First Quarter 2007 (a)	1.4%	—	0.2%	1.0%	1.1%	3.0%

Prime mortgage loans — Owned portfolio	$478,106	$28,874	$139,002	$138,513	$66,764	$104,953
FICO®-Average	699	692	694	700	701	707
Loan-to-value – Average	80.7%	78.2%	79.6%	88.4%	85.7%	71.4%
% Fixed-rate	85.5%	87.6%	78.5%	82.1%	88.1%	97.1%
% ARM	14.5%	12.4%	21.5%	17.9%	11.9%	2.9%
Delinquencies %	5.2%	—	4.2%	6.4%	5.1%	6.5%
Non-performing %	3.2%	—	1.5%	4.1%	4.1%	4.4%
Charge-offs % — First Quarter 2007 (a)	0.4%	0.0%	0.2%	0.6%	0.9%	0.4%

Prime mortgage loans – Owned-in-Trust	$1,277,861	—	$68,362	$438,174	$411,172	$360,153
FICO®-Average	698	—	695	697	702	699
Loan-to-value – Average	84.1%	—	84.1%	85.3%	81.4%	85.7%
% Fixed-rate	76.1%	—	45.2%	51.8%	91.6%	93.9%
% ARM	23.9%	—	54.8%	48.2%	8.4%	6.1%
Delinquencies %	5.8%	—	5.5%	6.6%	4.1%	6.7%
Non-performing %	3.9%	—	3.9%	4.4%	3.0%	4.5%
Charge-offs % — First Quarter 2007 (a)	0.1%	—	0.0%	0.1%	0.1%	0.2%

Loans without FICO scores	$97,476	$14,177	$55,501	$8,715	$4,033	$15,050

PFH — Mortgage Loans (b)	$6,235,226	$159,483	$1,169,832	$2,114,992	$1,207,531	$1,583,388
FICO®-Average	627	621	616	631	640	627
Loan-to-value – Average	80.5%	74.4%	77.4%	85.4%	82.7%	82.5%
% Fixed-rate	72.2%	92.2%	61.0%	55.3%	88.1%	89.1%
% ARM	27.8%	7.8%	39.0%	44.7%	11.9%	10.9%
Delinquencies %	10.3%	—	7.0%	11.5%	8.1%	13.7%
Non-performing %	6.3%	—	3.4%	7.4%	5.4%	9.2%
Charge-offs % — First Quarter 2007 (a)	1.1%	0.0%	0.1%	1.1%	0.8%	2.3%

Deferred fees, origination costs, net premiums and other items	$135,835
PFH Total Mortgage Loans HIP	$6,371,061

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of December 31, 2006 and March 31, 2007 for these business areas.

(b)	Includes loans without FICO® scores.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates or equity prices. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates, which can be affected by the shape and the slope of the yield curves to which the financial products of the Corporation are related. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk may occur for one or more reasons, such as the maturity or repricing of assets and liabilities at different times, changes in credit spreads, changes in short and long-term market interest rates, or the maturity of assets or liabilities may be shortened or lengthened as interest rates change. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income.
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
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and possible changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. In addition, third-party validation reports are received for the mortgage related prepayment assumptions.
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
Based on the results of the sensitivity analyses as of June 30, 2007, the Corporation’s net interest income for the next twelve months is estimated to increase by $15.1 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated increase of $1.8 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at June 30, 2007.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas

Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly inflationary environments in which the effects are included in other operating income in the consolidated statements of income. At June 30, 2007, the Corporation had approximately $34 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $37 million, also unfavorable, at December 31, 2006 and June 30, 2006.
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
The composition of the Corporation’s financing to total assets at June 30, 2007 and December 31, 2006 follows:

			% increase (decrease)
			from	% of total assets
	June 30,	December 31,	December 31, 2006 to	June 30,	December 31,
(Dollars in millions)	2007	2006	June 30, 2007	2007	2006

Non-interest bearing deposits	$4,280	$4,222	1.4%	9.1%	8.9%
Interest-bearing core deposits	15,240	14,923	2.1	32.4	31.5
Other interest-bearing deposits	5,866	5,293	10.8	12.5	11.2
Federal funds and repurchase agreements	5,656	5,762	(1.8)	12.0	12.2
Other short-term borrowings	3,384	4,034	(16.1)	7.2	8.5
Notes payable	8,069	8,737	(7.6)	17.2	18.4
Others	793	813	(2.5)	1.7	1.7
Stockholders’ equity	3,697	3,620	2.1	7.9	7.6

The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 77% of total deposits at June 30, 2007. Certificates of deposit with denominations of $100 thousand and over at June 30, 2007 represented 23% of total deposits. Their distribution by maturity was as follows:

(In millions)

3 months or less	$2,316
3 to 6 months	1,263
6 to 12 months	993
Over 12 months	1,294

$5,866

The consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
There have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2006. Refer to Note 11 to the consolidated financial statements for the composition of the Corporation’s borrowings at June 30, 2007. Also, refer to Note 12 to the consolidated financial statements for the Corporation’s involvement in certain commitments at June 30, 2007.
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
In early August 2005, FitchRatings, a nationally-recognized credit rating agency, changed the Corporation’s rating outlook from “stable” to “negative”. Following the announcement by the Corporation of the acquisition of E-LOAN in 2005, Fitch expressed concerns indicating that, while the Corporation’s capital profile is acceptable for current ratings, the level of tangible common equity would fall following the E-LOAN acquisition as a result of the intangibles recorded, primarily goodwill and trademark. Also, the outlook change considered the risk of greater exposure to the subprime lending business.
Management evaluated such concerns and took actions to address them. In the fourth quarter of 2005 and the first quarter of 2006, the Corporation issued additional shares of common stock to strengthen the level of tangible equity capital. Furthermore, strategic changes have been implemented at PFH that should have the effect of decreasing the growth of the subprime loan portfolio at the Corporation. Refer to the Restructuring Plan section in this MD&A for information on these particular efforts. In May 2007, Fitch changed the Corporation’s senior debt rating to “A-” from “A”, while the outlook was revised to “stable” from “negative”. The primary drivers behind the changes were recent trends in the Corporation’s credit quality and changes in core profitability as compared to a peer group of “A-” rated institutions. The rating for short-term obligations was maintained at “F-1”.
The Corporation is also rated by two other nationally-recognized credit rating agencies. In recent exchanges with these two agencies, the Corporation was advised that they are following closely recent trends in the Corporation’s business. One area of concern is the decline in the profitability of the U.S. business during 2006 and possible impact of the remaining subprime exposure on future financial results. The second concern is the deterioration of general credit quality in the Puerto Rico economy and its possible impact on the level of future credit losses. Nonetheless, in March 2007, Moody’s Investors Service upgraded the senior debt ratings for the Corporation. These were revised to “A2” at the holding company level, from the previous level of “A3”, an increase of one notch. The rating for short-term obligations was also increased to “P-1”, which is Moody’s highest classification. The outlook by Moody’s remains stable. As of June 30, 2007, the Corporation’s ratings with Standard and Poor’s had a stable outlook.

The Corporation and BPPR’s debt ratings at June 30, 2007 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

FitchRatings	F-1	A-	F-1	A-
Moody’s	P-1	A2	P-1	A1
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $14 million at June 30, 2007.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At June 30, 2007, the Corporation had $0.9 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program. The Corporation was in compliance with debt covenants in all credit facilities with outstanding balances as of June 30, 2007.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico (“the Island”). Consequently, the financial condition and results of operations are highly dependent on the Island’s economic conditions. An extended economic slowdown, adverse political or economic developments in Puerto Rico, or natural disasters such as hurricanes affecting the Island, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which would adversely affect the Corporation’s profitability.
The Commonwealth Government is projecting a slight recovery of Puerto Rico’s economy for fiscal year 2008 (ending June 30), after a contraction of 1.4% in the previous year. The Puerto Rico Planning Board, the public agency in charge of economic analysis for the Commonwealth, projects real growth of 0.8% for fiscal year 2008.
In its monthly Index of Economic Activity, the Puerto Rico Planning Board registered a 0.1% increase on a monthly basis in February 2007. The Index of Economic Activity, which is composed of eight indicators, registered growth of 0.2% on a monthly basis in January 2007 after seven consecutive monthly decreases.
Retail sales for the first quarter of calendar year 2007, for which the most recent government data is available, increased 1.0% on a nominal basis, when compared with the same quarter a year ago. Retail sales of new and used automobiles fell 13.3% in the first quarter of calendar year 2007, when compared with the same period a year ago.
Though consumers’ finances continue to be under stress, the Commonwealth Government avoided a repeat this year of the partial government shutdown in May 2006 that upset consumption trends and overall confidence. The Governor of Puerto Rico signed on June 30, 2007, the measures that were approved by the Legislative Assembly for the General Budget for the Commonwealth for fiscal 2008 totaling $9.2 billion.
However, the Commonwealth’s fiscal situation still poses a challenge for growth. Government receipts amounted to $3.7 billion for the first five months of calendar year 2007, down $6.1 million, or 0.2%, when compared with the same five-month period a year ago.
In general terms, general fund revenue and sales tax receipts have been running below government projections, which increase the risk that revenues will not be sufficient to meet government spending in the current fiscal year, requiring measures to balance the deficit. The political process needed to address this scenario may be a source of instability, as it may impact business and consumer confidence.
In July 2007, the Commonwealth issued $2.7 billion in debt obligations in the U.S. municipal securities market, to refinance outstanding debt previously secured by appropriations from the government’s general fund. In addition, $1.0 billion in bonds were sold by the Commonwealth in the Puerto Rico market, to local investors. The bond offering will reduce the cost of financing outstanding government debt, and is expected to increase the liquidity in the financial system on the Island.

Though the pace of construction, as measured by the value of permits, increased in May 2007, for which the most recent government data is available, the sector continues to reflect weakness in both public and private sectors. The total value of construction permits, including both the private and public sectors, increased 52.8% in May 2007, when compared with the same month of the previous year. However, the value of permits for the first five months of calendar year 2007 was still down 15.4%, when compared with the same five-month period of the previous year. The value of permits for private projects rose 56.7% in May 2007, when compared with the same month of the previous year. However, the value of permits for private projects was still down 13.6% up until May for calendar year 2007, when compared with the same five-month period of the previous year. The value of permits for public projects rose 34.0% in May 2007, when compared with the same month of the previous year. However, the value of permits for public projects was still down 24.0% up until May for calendar year 2007, when compared with the same five-month period of the previous year.
Unemployment has been trending upward, reaching 11.8% in June 2007. According to the Puerto Rico Labor Department, total employment on the Island had declined by 25,000 jobs from June 2006 to June 2007, a decrease of 2.0%.
Data on tourist activity, which are only available through February 2007, shows fewer visitors during the first eight months of fiscal year 2007 (July 2006 to February 2007). Total hotel registrations amounted to 1.3 million during the eight-month period, down 6.0% when compared with the same period of the previous fiscal year.
Sustained highs in crude oil prices have also negatively impacted the economy of Puerto Rico, where energy production runs close to 70.0% on imported oil.
The current weak state of the economy and uncertainty in the private and public sectors may also have an adverse effect on the credit quality of the Corporation’s loan portfolios, as delinquency rates may increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.
A prolonged economic slowdown, a decline in the real estate market in the U.S mainland, and disruption in the capital markets could harm the results of operations of one of the Corporation’s business segments.
The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. Any decline in residential mortgage loan originations in the market could also reduce the level of mortgage loans the Corporation may produce in the future and adversely impact its business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. Over the past several years, residential real estate values in some areas of the U.S. mainland have increased greatly, which has contributed to the recent rapid growth in the residential mortgage industry, particularly with respect to re-financings. If residential real estate values decline, this could lead to lower volumes and higher losses across the industry, adversely impacting the Corporation’s business.
Because the Corporation makes loans to borrowers that have FICO scores below 660 through its subsidiary PFH, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Rising unemployment, higher interest rates, declines in housing prices and an overall tightening by lenders of credit standards on new loans tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans. As of June 30, 2007 approximately 68% of PFH’s mortgage loan portfolio was subprime, meaning that they have a credit score of 660 or below. This represented approximately 39% of the Corporation’s mortgage loans held-in-portfolio as of such date. Any sustained period of increased delinquencies, foreclosures or losses could harm the Corporation’s ability to sell loans, the prices it receives for its loans, the values of its mortgage loans held-for-sale or its residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the Corporation’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage assets arising from borrower defaults to the extent not covered by third-party credit enhancement.

Refer to the Management’s Discussion and Analysis on this Form 10-Q for further information on PFH’s credit exposure associated with its subprime mortgage loan portfolio and the Restructuring Plan executed in 2007, which has reduced the Corporation’s exposure in this industry sector.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation previously filed two registration statements covering the offering of the Corporation’s common stock, at market prices, as an investment option for employee and employer contributions under the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (the “BPPR Plan”) and the Popular, Inc. Puerto Rico Savings and Investment Plan (the “Puerto Rico Surviving Plan”). Effective July 1, 2006, the BPPR Plan was merged with and into the Puerto Rico Surviving Plan. When the plans were merged, the shares previously registered with respect to the BPPR Plan were not carried over to the registration statement related to the Puerto Rico Surviving Plan. As a result, subsequent offers of shares to participants in the Puerto Rico Surviving Plan caused the number of shares offered to those participants to exceed the amount of the shares registered with respect to the Puerto Rico Surviving Plan. During the quarter ended June 30, 2007, 374,538 unregistered shares were sold to participants of the Puerto Rico Surviving Plan. Absent an exemption, the offer or sale of securities in an amount in excess of that registered under an effective registration would be an unregistered offering of securities under the Securities Act of 1933 (the “Securities Act”). The Corporation, however, believes that the offer and sale of the Corporation’s common stock and interests in the Puerto Rico Surviving Plan are covered by the exemption for intrastate offers and sales contained in Section 3(a)(11) of the Securities Act since participation in the Puerto Rico Surviving Plan is limited to Puerto Rico employees. On August 9, 2007, the Corporation registered 6,000,000 shares of common stock and related interests in the Puerto Rico Surviving Plan for offer to plan participants.
The Corporation also previously filed two registration statements covering the offering of the Corporation’s common stock, at market prices, as an investment option for employee and employer contributions under the following plans for its U.S.-based employees: the Popular Financial Holdings, Inc. Savings and Retirement Plan (formerly known as the Equity One, Inc. Savings and Retirement Plan (the “PFH Plan”)) and the Popular, Inc. USA 401(k) Savings and Investment Plan (the “U.S. Surviving Plan”). Effective April 1, 2006, the PFH Plan was merged with and into the U.S. Surviving Plan. As a result of an error in recordkeeping and the merger of the PFH Plan with and into the U.S. Surviving Plan and the participation of E-LOAN employees in the Plan starting January 1, 2007, the latter two of which had the effect of significantly increasing the number of participants in the U.S. Surviving Plan, the amount of shares issued under the U.S. Surviving Plan has exceeded the amount of shares registered. For the quarter ended June 30, 2007, the number of unregistered shares sold under the U.S. Surviving Plan was 109,809 shares. The Corporation has determined that the offer and sale of the shares and interests in the U.S. Surviving Plan above the amount registered were not exempt from registration under the Securities Act, and that such sale should have been registered under the Securities Act. Under the applicable provisions of the federal securities laws, plan participants that purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase. Approximately 546,278 unregistered shares were sold to plan participants under the U.S. Surviving Plan during the twelve-month period ended June 30, 2007, the most recent twelve-month period for which participant account data is available from the Corporation’s third-party plan recordkeeper. During that period, the Corporation’s common stock price ranged from a low of $15.82 per share to a high of $20.12 per share. The closing price of the Corporation’s common stock on August 8, 2007 was $13.05 per share. On August 9, 2007, the Corporation registered 5,000,000 shares of common stock and related interests in the U.S. Surviving Plan for offer to plan participants. All shares of common stock under all the above-referenced Plans were purchased on the open market. The Corporation is considering its alternatives to address the unregistered offering that occurred. The Corporation does not expect that the exercise of any applicable rescission rights by plan participants will have a material impact on the financial condition or liquidity of the Corporation.

Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of common stock during the quarter ended June 30, 2007 under the 2004 Omnibus Incentive Plan.

Not in thousands
			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

April 1 – April 30	—	—	—	8,599,185
May 1 – May 31	26,751	$17.22	26,751	8,572,434
June 1 – June 30	—	—	—	8,575,626

Total June 30, 2007	26,751	$17.22	26,751	8,575,626

(a)	Includes shares forfeited.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Shareholders Meeting of Popular, Inc. was held on May 1, 2007. A quorum was obtained with 249,007,435 shares represented in person or by proxy, which represented approximately 89.22% of all votes eligible to be cast at the meeting. Three Directors of the Corporation, Michael Masin, Manuel Morales Jr. and José R. Vizcarrondo, were elected for a three-year term. The following directors were not up for reelection and continued to hold office after the meeting: Juan J. Bermúdez, Richard L. Carrión, María Luisa Ferré, Francisco M. Rexach Jr., Frederic V. Salerno and William J. Teuber Jr. José B. Carrión Jr. would have attained 72 years of age during the term to be served, therefore, in accordance with Board policy, Mr. Carrión Jr. was not nominated for reelection. The ratification of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2007 was also approved at the Annual Meeting. The result of the voting on each of the proposals is set forth below:
Proposal 1: Election of three (3) Class 2 Directors for a three-year term:

Nominees	Votes For	Withheld

Michael Masin	244,065,864	4,941,572
Manuel Morales Jr.	244,606,210	4,401,226
José R. Vizcarrondo.	244,325,224	4,682,212
Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2007:

In favor:	239,254,010
Against:	922,326
Abstain:	8,831,098
Item 6. Exhibits

Exhibit No.	Exhibit Description
12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: August 9, 2007	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 9, 2007	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller