Form 10-Q
period 2007-09-30
POPULAR INC
filed 2007-11-09
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   September 30, 2007
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
                        ☐ Yes                ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value 280,286,329 shares outstanding as of October 31, 2007.

POPULAR, INC.
INDEX

Forward-Looking Information
The information included in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Corporation’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.
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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

	September 30,	December 31,	September 30,
(In thousands, except share information)	2007	2006	2006

ASSETS
Cash and due from banks	$709,056	$950,158	$736,669

Money market investments:
Federal funds sold	430,000	84,350	323,980
Securities purchased under agreements to resell	180,394	202,181	211,439
Time deposits with other banks	24,703	15,177	9,830

	635,097	301,708	545,249

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	4,742,127	3,743,924	4,463,023
Other investment securities available-for-sale	4,136,368	6,106,938	5,695,302
Investment securities held-to-maturity, at amortized cost (market value at September 30, 2007 - $280,072; December 31, 2006 - $92,764; September 30, 2006 – $358,849)	279,267	91,340	357,430
Other investment securities, at lower of cost or realizable value (realizable value at September 30, 2007 - $179,598; December 31, 2006 - $412,593; September 30, 2006 - $407,849)	179,376	297,394	297,472
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	569,357	193,619	211,942
Other trading securities	92,801	188,706	239,720
Loans held-for-sale, at lower of cost or market value	423,303	719,922	447,314

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	160,923	306,320	51,260
Other loans held-in-portfolio	33,067,301	32,019,044	31,563,499
Less – Unearned income	330,723	308,347	305,114
Allowance for loan losses	600,273	522,232	487,339

	32,297,228	31,494,785	30,822,306

Premises and equipment, net	580,768	595,140	588,282
Other real estate	133,508	84,816	83,636
Accrued income receivable	290,916	248,240	288,342
Other assets	1,441,681	1,611,890	1,374,900
Goodwill	668,807	667,853	678,666
Other intangible assets	100,471	107,554	104,497

	$47,280,131	$47,403,987	$46,934,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$3,975,383	$4,222,133	$3,822,584
Interest bearing	22,626,132	20,216,198	19,314,861

	26,601,515	24,438,331	23,137,445
Federal funds purchased and assets sold under agreements to repurchase	6,287,303	5,762,445	7,045,466
Other short-term borrowings	1,414,897	4,034,125	2,709,511
Notes payable	8,314,791	8,737,246	9,681,897
Other liabilities	857,795	811,424	724,296

	43,476,301	43,783,571	43,298,615

Commitments and contingencies (See Note 12)

Minority interest in consolidated subsidiaries	109	110	111

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 292,993,474 shares issued (December 31, 2006 – 292,190,924; September 30, 2006 – 291,977,949) and 279,597,529 outstanding (December 31, 2006 – 278,741,547; September 30, 2006 – 278,553,152)	1,757,961	1,753,146	1,751,868
Surplus	536,129	526,856	494,398
Retained earnings	1,689,384	1,594,144	1,611,103
Accumulated other comprehensive loss, net of tax of ($56,551) (December 31, 2006 – ($84,143); September 30, 2006 – ($61,834))	(161,061)	(233,728)	(201,687)
Treasury stock – at cost, 13,395,945 shares (December 31, 2006 – 13,449,377; September 30, 2006 – 13,424,797)	(205,567)	(206,987)	(206,533)

	3,803,721	3,620,306	3,636,024

	$47,280,131	$47,403,987	$46,934,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share information)	2007	2006	2007	2006

INTEREST INCOME:
Loans	$662,973	$637,246	$1,963,572	$1,842,873
Money market investments	6,807	7,038	17,168	22,926
Investment securities	109,793	129,323	338,347	396,130
Trading account securities	10,653	7,724	29,645	23,649

	790,226	781,331	2,348,732	2,285,578

INTEREST EXPENSE:
Deposits	196,825	151,008	552,657	411,380
Short-term borrowings	113,832	141,727	358,107	393,604
Long-term debt	119,453	146,558	351,453	413,013

	430,110	439,293	1,262,217	1,217,997

Net interest income	360,116	342,038	1,086,515	1,067,581
Provision for loan losses	148,093	63,445	359,606	179,488

Net interest income after provision for loan losses	212,023	278,593	726,909	888,093
Service charges on deposit accounts	49,704	47,484	146,567	142,277
Other service fees (See Note 13)	93,364	79,637	270,803	240,000
Net (loss) gain on sale and valuation adjustments of investment securities	(3,089)	7,123	79,857	5,039
Trading account (loss) profit	(2,867)	10,019	(6,654)	23,324
Gain on sale of loans and valuation adjustments on loans held-for-sale	5,991	20,113	37,719	96,428
Other operating income	23,902	26,973	94,264	97,100

	379,028	469,942	1,349,465	1,492,261

OPERATING EXPENSES:
Personnel costs:
Salaries	120,810	130,613	384,239	392,845
Pension, profit sharing and other benefits	31,430	34,083	110,664	116,386

	152,240	164,696	494,903	509,231
Net occupancy expenses	29,436	31,573	87,951	88,840
Equipment expenses	30,688	34,346	95,329	101,516
Other taxes	13,227	11,770	36,909	32,940
Professional fees	37,103	29,618	111,732	105,184
Communications	16,846	17,343	50,881	51,936
Business promotion	28,560	33,855	87,301	98,669
Printing and supplies	4,131	4,408	12,956	13,331
Other operating expenses	32,508	28,706	97,362	85,609
Impact of change in fiscal period of certain subsidiaries	—	—	—	9,741
Amortization of intangibles	2,234	3,608	8,030	9,160

	346,973	359,923	1,083,354	1,106,157

Income before income tax	32,055	110,019	266,111	386,104
Income tax	(3,948)	27,859	36,511	88,060

NET INCOME	$36,003	$82,160	$229,600	$298,044

NET INCOME APPLICABLE TO COMMON STOCK	$33,024	$79,181	$220,665	$289,109

BASIC EARNINGS PER COMMON SHARE (“EPS”)	$0.12	$0.28	$0.79	$1.04

DILUTED EPS	$0.12	$0.28	$0.79	$1.04

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Nine months ended
	September 30,
(In thousands)	2007	2006

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,753,146	1,736,443
Common stock issued under the Dividend Reinvestment Plan	4,755	3,919
Issuance of common stock	—	11,312
Stock options exercised	60	194

Balance at end of period	1,757,961	1,751,868

Surplus:
Balance at beginning of year	526,856	452,398
Common stock issued under the Dividend Reinvestment Plan	7,835	8,634
Issuance of common stock	—	28,281
Issuance cost of common stock	—	1,462
Stock options expense on unexercised options, net of forfeitures	1,289	2,160
Stock options exercised	149	463
Transfer from retained earnings	—	1,000

Balance at end of period	536,129	494,398

Retained earnings:
Balance at beginning of year	1,594,144	1,456,612
Net income	229,600	298,044
Cumulative effect of accounting change (adoption of SFAS No. 156 and EITF 06-5)	8,667	—
Cash dividends declared on common stock	(134,092)	(133,618)
Cash dividends declared on preferred stock	(8,935)	(8,935)
Transfer to surplus	—	(1,000)

Balance at end of period	1,689,384	1,611,103

Accumulated other comprehensive loss:
Balance at beginning of year	(233,728)	(176,000)
Other comprehensive income (loss), net of tax	72,667	(25,687)

Balance at end of period	(161,061)	(201,687)

Treasury stock – at cost:
Balance at beginning of year	(206,987)	(207,081)
Purchase of common stock	(352)	—
Reissuance of common stock	1,772	548

Balance at end of period	(205,567)	(206,533)

Total stockholders’ equity	$3,803,721	$3,636,024

Disclosure of changes in number of shares:

	September 30,	December 31,	September 30,
	2007	2006	2006

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock – Issued:
Balance at beginning of year	292,190,924	289,407,190	289,407,190
Issued under the Dividend Reinvestment Plan	792,486	858,905	653,142
Issuance of common stock	—	1,885,380	1,885,380
Stock options exercised	10,064	39,449	32,237

Balance at end of period	292,993,474	292,190,924	291,977,949

Treasury stock	(13,395,945)	(13,449,377)	(13,424,797)

Common Stock – outstanding	279,597,529	278,741,547	278,553,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Net income	$36,003	$82,160	$229,600	$298,044

Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	(966)	(150)	2,014	(467)
Adjustment of pension and postretirement benefit plans	—	—	(519)	—
Unrealized gains (losses) on securities available-for-sale arising during the period	156,462	192,674	100,493	(23,150)
Reclassification adjustment for losses (gains) included in net income	3	(7,123)	(80)	(5,039)
Unrealized net losses on cash flows hedges	(2,065)	(4,992)	(1,117)	(1,082)
Reclassification adjustment for (gains) losses included in net income	(164)	1,126	(289)	509
Cumulative effect of accounting change	—	—	(243)	—

	153,270	181,535	100,259	(29,229)
Income tax (expense) benefit	(39,514)	(48,433)	(27,592)	3,542

Total other comprehensive income (loss), net of tax	113,756	133,102	72,667	(25,687)

Comprehensive income	$149,759	$215,262	$302,267	$272,357

Tax Effects Allocated to Each Component of Other Comprehensive Income:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Underfunding of pension and postretirement benefit plans	—	—	$180	—
Unrealized gains (losses) on securities available-for-sale arising during the period	($40,302)	($49,801)	(28,280)	$3,348
Reclassification adjustment for losses (gains) included in net income	(1)	3	13	(3)
Unrealized net losses on cash flows hedges	723	1,807	371	425
Reclassification adjustment for (gains) losses included in net income	66	(442)	124	(228)

Income tax (expense) benefit	($39,514)	($48,433)	($27,592)	$3,542

Disclosure of accumulated other comprehensive loss:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Foreign currency translation adjustment	($34,687)	($36,701)	($36,782)

Minimum pension liability adjustment	—	(3,893)	(2,354)
Tax effect	—	1,518	918

Adoption of SFAS No. 158	—	3,893	—
Tax effect	—	(1,518)	—

Net of tax amount	—	—	(1,436)

Underfunding of pension and postretirement benefit plans	(69,779)	(69,260)	—
Tax effect	27,214	27,034	—

Net of tax amount	(42,565)	(42,226)	—

Unrealized losses on securities available-for-sale	(111,830)	(212,243)	(223,879)
Tax effect	28,879	57,146	60,642

Net of tax amount	(82,951)	(155,097)	(163,237)

Unrealized (losses) gains on cash flows hedges	(1,316)	90	(749)
Tax effect	458	(37)	274

Net of tax amount	(858)	53	(475)

Cumulative effect of accounting change, net of tax	—	243	243

Accumulated other comprehensive loss, net of tax	($161,061)	($233,728)	($201,687)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$229,600	$298,044
Less: Impact of change in fiscal period of certain subsidiaries, net of tax	—	(6,129)

Net income before change in fiscal period	229,600	304,173

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	59,558	63,805
Provision for loan losses	359,606	179,488
Amortization of intangibles	8,030	9,160
Amortization and fair value adjustments of servicing assets	34,941	43,309
Net gain on sale and valuation adjustments of investment securities	(79,857)	(5,039)
Net gain on disposition of premises and equipment	(5,293)	(7,177)
Net gain on sale of loans and valuation adjustments on loans held-for-sale	(37,719)	(96,428)
Net amortization of premiums and accretion of discounts on investments	15,801	19,060
Net amortization of premiums and deferred loan origination fees and costs	70,645	99,065
Earnings from investments under the equity method	(19,514)	(9,081)
Stock options expense	1,339	2,308
Deferred income taxes	(94,581)	(19,630)
Net disbursements on loans held-for-sale	(4,007,301)	(4,963,647)
Acquisitions of loans held-for-sale	(474,269)	(1,188,844)
Proceeds from sale of loans held-for-sale	3,475,817	5,559,968
Net decrease in trading securities	1,003,078	1,195,639
Net increase in accrued income receivable	(42,675)	(44,311)
Net decrease in other assets	30,507	67,881
Net increase in interest payable	4,586	41,257
Net increase in postretirement benefit obligation	2,407	3,028
Net increase (decrease) in other liabilities	18,645	(88,160)

Total adjustments	323,751	861,651

Net cash provided by operating activities	553,351	1,165,824

Cash flows from investing activities:
Net (increase) decrease in money market investments	(266,954)	204,322
Purchases of investment securities:
Available-for-sale	(67,920)	(243,481)
Held-to-maturity	(17,026,831)	(20,847,771)
Other	(47,786)	(50,980)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,066,304	1,560,612
Held-to-maturity	16,844,551	20,644,100
Other	17,071	72,611
Proceeds from sale of investment securities available-for-sale	37,352	198,191
Proceeds from sale of other investment securities	246,352	—
Net disbursements on loans	(1,137,982)	(877,628)
Proceeds from sale of loans	16,367	759,518
Acquisition of loan portfolios	(22,312)	(291,330)
Assets acquired, net of cash	(2,378)	(2,752)
Mortgage servicing rights purchased	(25,596)	(18,723)
Acquisition of premises and equipment	(69,607)	(85,415)
Proceeds from sale of premises and equipment	29,501	39,031
Proceeds from sale of foreclosed assets	113,776	99,928

Net cash (used in) provided by investing activities	(296,092)	1,160,233

Cash flows from financing activities:
Net increase in deposits	2,150,668	494,091
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase	524,858	(1,770,146)
Net decrease in other short-term borrowings	(2,619,228)	(97,642)
Payments of notes payable	(1,245,332)	(1,822,303)
Proceeds from issuance of notes payable	821,087	777,171
Dividends paid	(142,898)	(140,765)
Proceeds from issuance of common stock	12,836	51,895
Treasury stock acquired	(352)	—

Net cash used in financing activities	(498,361)	(2,507,699)

Cash effect of change in fiscal period of certain subsidiaries	—	11,914

Net decrease in cash and due from banks	(241,102)	(169,728)
Cash and due from banks at beginning of period	950,158	906,397

Cash and due from banks at end of period	$709,056	$736,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 – Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider based in Puerto Rico with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in New York, California, Illinois, New Jersey, Florida and Texas, while E-LOAN provides online consumer direct lending for obtaining mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. Popular Financial Holdings (“PFH”) offers mortgage and personal loans and provides mortgage loan servicing. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 21 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
The statement of condition data as of December 31, 2006 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from the statements presented as of September 30, 2007, December 31, 2006 and September 30, 2006 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2006, included in the Corporation’s 2006 Annual Report. The Corporation’s Form 10-K filed on March 1, 2007 incorporates by reference the 2006 Annual Report.
SUBSEQUENT EVENTS
Sale of BPNA’s Retail Bank Branches in Houston
On October 22, 2007, the Corporation announced the signing of a definitive agreement to sell the six Houston retail bank branches of BPNA to Prosperity Bank. Prosperity Bank has agreed to pay a premium of 10.10% for approximately $140 million in deposits, as well as purchase certain loans and other assets attributable to the branches. Prosperity Bank also agreed to retain all branch-based employees of BPNA’s Houston locations as part of the transaction. BPNA will continue to operate its mortgage business based in Houston as well as its franchise and small business lending activities in Texas. BPNA will also continue to maintain a retail branch in Arlington, Texas. The agreement was approved by the Boards of Directors of both banks and is expected to close during the fourth quarter of 2007. The transaction is subject to certain customary closing conditions, including receipt of regulatory approvals.
E-LOAN Restructuring Plan
On November 5, 2007, the Board of Directors of Popular adopted a Restructuring Plan for its internet financial services subsidiary E-LOAN (the “E-LOAN’s Restructuring Plan”).
Considering the losses in the operation of E-LOAN, market conditions and other factors, the Board of Directors approved a substantial reduction of marketing and personnel costs at E-LOAN. This change will include concentrating marketing investment toward the internet and the origination of first mortgage loans that are actually being sold to Government Sponsored Entities (GSEs). The E-LOAN Restructuring Plan continues to promote the expansion of the Internet deposit gathering initiative with BPNA.
The cost-control plan initiative at the E-LOAN subsidiary will result in the elimination of approximately 513 positions out of a total of 771 and will be substantially accomplished in the fourth quarter of 2007. As a result of the E-LOAN Restructuring Plan, operating expenses are expected to be reduced by approximately $79 million for 2008. E-LOAN’s estimated net losses for the year ended December 31, 2008 are expected to decline by $28 million, resulting principally from the reduction in operating expenses, partially offset by the related tax impact and by lower volume of loan originations in certain business channels that are impacted by this plan.
It is expected that this Plan will result in estimated restructuring charges as follows:

(In millions)	Fourth Quarter 2007
Severance	$4.4
Stay and retention bonuses	0.2
Lease terminations	4.2

Total restructuring charges	8.8
Impairment of long-lived assets	12.3
Impairment charges on definite-life intangible assets	3.1

Total estimated charges	$24.2

These estimates are preliminary as management continues to work on the E-LOAN Restructuring Plan. Further, the Corporation is currently evaluating whether this change in E-LOAN’s business model could result in impairment in the value of its recorded goodwill and trademark. As of September 30, 2007, E-LOAN’s accounting records reflect $164 million in goodwill and $64 million in trademark. The impairment valuation analysis is to be completed in the fourth quarter of 2007. Any impairment charge will not impact the regulatory capital ratios of the Corporation or its liquidity since it would be a non-cash transaction.

Note 2 – Recent Accounting Developments
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS No. 155 in 2007 did not have a material impact on the Corporation’s consolidated financial statements during the nine months ended September 30, 2007.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”
SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. The Corporation adopted SFAS No. 156 in January 2007. The Corporation elected the fair value measurement for mortgage servicing rights (“MSRs”). Servicing rights associated with Small Business Administration (“SBA”) commercial loans will continue to be accounted for at the lower of cost or market method. The initial impact of adoption of the fair value measurement for MSRs during the first quarter of 2007 was included as a cumulative effect of a change in accounting principle directly in stockholders’ equity and resulted in a net increase in stockholders’ equity of approximately $9.6 million, net of deferred taxes. Refer to Note 7 to the consolidated financial statements for required SFAS No. 156 disclosures.
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
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03)
EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Corporation adopted the EITF 06-03 guidance in the first quarter of 2007. The Corporation’s accounting policy is to account on a net basis for the taxes collected from customers and remitted to governmental authorities on a net basis. The corresponding amounts recognized in the consolidated financial statements are not significant.

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
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have on its consolidated financial statements and disclosures.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying amount and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instrument.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this accounting standard may have on its consolidated financial statements and disclosures.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1 which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 is not expected to have a material impact on the Corporation’s consolidated financial statements and disclosures.
SOP 07-01“Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”
The Statement of Position (“SOP”) 07-01 issued in June 2007 provides guidance for determining whether an entity is within the scope of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies (“the AICPA Guide”). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the AICPA Guide. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the FASB agreed to propose an indefinite delay of the effective dates of SOP 07-01 and, for entities that meet the definition of an “investment company” in SOP 07-01, of FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. The proposed delays, which will be exposed for comment for 30 days, will enable the FASB to add a project to its technical agenda to address the implementation issues that have arisen and possibly revise SOP 07-01. Until that occurs, affected entities should continue to follow existing guidance. Nevertheless, management is evaluating the impact, if any, that the adoption of SOP 07-01 may have on its consolidated financial statements and disclosures.
FSP FIN No. 46(R) – 7 “Application of FASB Interpretation No. 46(R) to Investment Companies”
In May 2007, the FASB issued Staff Position FSP FIN No. 46 (R) – 7 , which amends the scope of the exception to FIN No. 46 (R) to indicate that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Guide, are not subject to consolidation under FIN No. 46 (R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Management is evaluating the impact, if any, that the adoption of this interpretation may have on its consolidated financial statements and disclosures. Also, management is considering the guidance of SOP 07-01 which was previously described that considers an indefinite delay on its implementation until further notification by the FASB.
Note 3 — Restrictions on Cash and Due from Banks and Highly-Liquid Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $588 million at September 30, 2007 (December 31, 2006 — $621 million; September 30, 2006 — $591 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at September 30, 2007, the Corporation had securities with a market value of $397 thousand (December 31, 2006 - $445 thousand; September 30, 2006 — $445 thousand) segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities are classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Law, at September 30, 2007, December 31, 2006, and September 30, 2006, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, at September 30, 2007, the Corporation maintained restricted cash of $1.9 million as collateral (December 31, 2006 — $1.9 million; September 30, 2006 — $1.9 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.

Note 4 – Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, borrowings and other available credit facilities. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Investment securities available-for-sale	$3,222,644	$2,645,272	$2,882,589
Investment securities held-to-maturity	340	658	659
Loans held-for-sale	41,266	332,058	20,838
Loans held-in-portfolio	11,482,585	10,260,198	10,642,884

	$14,746,835	$13,238,186	$13,546,970

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of September 30, 2007, December 31, 2006 and September 30, 2006 were as follows:

	AS OF SEPTEMBER 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$497,893	$41	$22,114	$475,820
Obligations of U.S. Government sponsored entities	5,871,339	2,628	55,613	5,818,354
Obligations of Puerto Rico, States and political subdivisions	109,289	420	2,871	106,838
Collateralized mortgage obligations	1,479,951	3,216	13,798	1,469,369
Mortgage-backed securities	969,023	3,190	22,738	949,475
Equity securities	46,100	1,780	6,598	41,282
Others	16,730	627	—	17,357

	$8,990,325	$11,902	$123,732	$8,878,495

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$504,653	—	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,603,252	$57	147,524	6,455,785
Obligations of Puerto Rico, States and political subdivisions	118,214	265	3,537	114,942
Collateralized mortgage obligations	1,657,613	4,904	17,191	1,645,326
Mortgage-backed securities	1,061,850	1,458	26,492	1,036,816
Equity securities	70,954	6,692	3,901	73,745
Others	46,326	3,087	—	49,413

	$10,062,862	$16,463	$228,463	$9,850,862

	AS OF SEPTEMBER 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$521,885	—	$28,418	$493,467
Obligations of U.S. Government sponsored entities	6,776,956	$178	154,923	6,622,211
Obligations of Puerto Rico, States and political subdivisions	119,999	308	3,927	116,380
Collateralized mortgage obligations	1,725,068	5,031	17,198	1,712,901
Mortgage-backed securities	1,099,321	1,412	29,535	1,071,198
Equity securities	70,987	4,938	3,109	72,816
Others	67,745	2,289	682	69,352

	$10,381,961	$14,156	$237,792	$10,158,325

The table below shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007, December 31, 2006 and September 30, 2006.

	AS OF SEPTEMBER 30, 2007
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$106,914	$3,960	$102,954
Obligations of Puerto Rico, States and political subdivisions	22,680	411	22,269
Collateralized mortgage obligations	283,814	1,869	281,945
Mortgage-backed securities	22,328	399	21,929
Equity securities	22,638	6,572	16,066

	$458,374	$13,211	$445,163

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$478,436	$22,114	$456,322
Obligations of U.S. Government sponsored entities	5,212,523	51,653	5,160,870
Obligations of Puerto Rico, States and political subdivisions	50,235	2,460	47,775
Collateralized mortgage obligations	576,852	11,929	564,923
Mortgage-backed securities	818,782	22,339	796,443
Equity securities	300	26	274

	$7,137,128	$110,521	$7,026,607

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$478,436	$22,114	$456,322
Obligations of U.S. Government sponsored entities	5,319,437	55,613	5,263,824
Obligations of Puerto Rico, States and political subdivisions	72,915	2,871	70,044
Collateralized mortgage obligations	860,666	13,798	846,868
Mortgage-backed securities	841,110	22,738	818,372
Equity securities	22,938	6,598	16,340

	$7,595,502	$123,732	$7,471,770

	AS OF DECEMBER 31, 2006
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,421	$134	$19,287
Obligations of U.S. Government sponsored entities	425,076	4,345	420,731
Obligations of Puerto Rico, States and political subdivisions	21,426	259	21,167
Collateralized mortgage obligations	501,705	4,299	497,406
Mortgage-backed securities	28,958	484	28,474
Equity securities	11,180	3,699	7,481

	$1,007,766	$13,220	$994,546

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$485,232	$29,684	$455,548
Obligations of U.S. Government sponsored entities	6,097,274	143,179	5,954,095
Obligations of Puerto Rico, States and political subdivisions	55,238	3,278	51,960
Collateralized mortgage obligations	564,217	12,892	551,325
Mortgage-backed securities	954,293	26,008	928,285
Equity securities	300	202	98

	$8,156,554	$215,243	$7,941,311

		Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$504,653	$29,818	$474,835
Obligations of U.S. Government sponsored entities	6,522,350	147,524	6,374,826
Obligations of Puerto Rico, States and political subdivisions	76,664	3,537	73,127
Collateralized mortgage obligations	1,065,922	17,191	1,048,731
Mortgage-backed securities	983,251	26,492	956,759
Equity securities	11,480	3,901	7,579

	$9,164,320	$228,463	$8,935,857

	AS OF SEPTEMBER 30, 2006
	Less than 12 Months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$19,410	$91	$19,319
Obligations of U.S. Government sponsored entities	443,593	4,348	439,245
Obligations of Puerto Rico, States and political subdivisions	26,398	375	26,023
Collateralized mortgage obligations	507,121	4,037	503,084
Mortgage-backed securities	165,200	2,363	162,837
Equity securities	46,811	2,811	44,000
Others	10,360	682	9,678

	$1,218,893	$14,707	$1,204,186

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,475	$28,327	$474,148
Obligations of U.S. Government sponsored entities	6,254,447	150,575	6,103,872
Obligations of Puerto Rico, States and political subdivisions	53,305	3,552	49,753
Collateralized mortgage obligations	576,660	13,161	563,499
Mortgage-backed securities	858,717	27,172	831,545
Equity securities	300	298	2

	$8,245,904	$223,085	$8,022,819

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$521,885	$28,418	$493,467
Obligations of U.S. Government sponsored entities	6,698,040	154,923	6,543,117
Obligations of Puerto Rico, States and political subdivisions	79,703	3,927	75,776
Collateralized mortgage obligations	1,083,781	17,198	1,066,583
Mortgage-backed securities	1,023,917	29,535	994,382
Equity securities	47,111	3,109	44,002
Others	10,360	682	9,678

	$9,464,797	$237,792	$9,227,005

At September 30, 2007, “Obligations of Puerto Rico, States and political subdivisions” include approximately $55 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) the rating on which was downgraded in May 2006 by Moody’s Investors Service (“Moody’s”) to Ba1, one notch below investment grade. Standard & Poor’s (“S&P”), another nationally-recognized credit rating agency, rated the Appropriation Bonds BBB-, which is still considered investment grade. As of September 30, 2007, these Appropriation Bonds represented approximately $2.2 million in unrealized losses in the Corporation’s available-for-sale investment securities portfolio. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary.

Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities at September 30, 2007, except for the obligations of the Puerto Rico government described above are primarily associated with U.S. government sponsored entities, and to a lesser extent, U.S. Treasury obligations and U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly-liquid securities, which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities at September 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the nine months ended September 30, 2007, the Corporation recognized through earnings approximately $32.7 million in losses on residual interests classified as available-for-sale ($2.0 million for the third quarter of 2007) and $7.6 million in losses on equity securities that management considered to be other-than-temporarily impaired. The equity securities that generated this other-than-temporary impairment in the first quarter of 2007 were sold in the second quarter of 2007.
The following table states the names of issuers and the aggregate amortized cost and market value of the securities of such issuer (includes available-for-sale and held-to-maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity. This information excludes securities of the U.S. Government agencies and corporations. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies, which are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer.

	September 30, 2007		December 31, 2006		September 30, 2006
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,184,225	$1,169,857	$1,539,651	$1,517,525	$1,594,165	$1,570,842
FHLB	5,841,614	5,788,544	6,230,841	6,086,885	6,621,836	6,470,786
Freddie Mac	954,598	944,533	1,149,185	1,134,853	1,195,093	1,178,715

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of September 30, 2007, December 31, 2006 and September 30, 2006 were as follows:

	AS OF SEPTEMBER 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	—	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	71,465	$1,400	148	72,717
Collateralized mortgage obligations	331	—	18	313
Others	11,281	—	358	10,923

	$279,267	$1,400	$595	$280,072

	AS OF DECEMBER 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$3,017	—	—	$3,017
Obligations of Puerto Rico, States and political subdivisions	72,152	$1,559	$161	73,550
Collateralized mortgage obligations	381	—	21	360
Others	15,790	60	13	15,837

	$91,340	$1,619	$195	$92,764

	AS OF SEPTEMBER 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$269,683	—	$34	$269,649
Obligations of Puerto Rico, States and political subdivisions	72,154	$1,605	158	73,601
Collateralized mortgage obligations	409	—	22	387
Others	15,184	43	15	15,212

	$357,430	$1,648	$229	$358,849

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007, December 31, 2006 and September 30, 2006:

	AS OF SEPTEMBER 30, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	1,545	24	1,521
Others	6,225	354	5,871

	$203,960	$449	$203,511

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$23,460	$124	$23,336
Collateralized mortgage obligations	331	18	313
Others	1,250	4	1,246

	$25,041	$146	$24,895

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,190	$71	$196,119
Obligations of Puerto Rico, States and political subdivisions	25,005	148	24,857
Collateralized mortgage obligations	331	18	313
Others	7,475	358	7,117

	$229,001	$595	$228,406

	AS OF DECEMBER 31, 2006
	12 months or more and Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$26,623	$161	$26,462
Collateralized mortgage obligations	381	21	360
Others	1,250	13	1,237

	$28,254	$195	$28,059

	AS OF SEPTEMBER 30, 2006
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$269,683	$34	$269,649
Obligations of Puerto Rico, States and political subdivisions	2,110	3	2,107

	$271,793	$37	$271,756

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$2,534	$155	$2,379
Collateralized mortgage obligations	409	22	387
Others	1,250	15	1,235

	$4,193	$192	$4,001

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$269,683	$34	$269,649
Obligations of Puerto Rico, States and political subdivisions	4,644	158	4,486
Collateralized mortgage obligations	409	22	387
Others	1,250	15	1,235

	$275,986	$229	$275,757

Management believes that the unrealized losses in the held-to-maturity portfolio at September 30, 2007 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.
Note 7 – Mortgage Servicing Rights
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers (sales and securitizations). Commencing in 2007 and in accordance with SFAS No. 156, the Corporation no longer records servicing rights in connection with on-balance sheet mortgage loan securitizations.
Effective January 1, 2007, under SFAS No. 156, the Corporation identified servicing rights related to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to these mortgage servicing rights (“MSRs”). These MSRs are segregated between loans serviced by PFH and by the Corporation’s banking subsidiaries. Fair value determination is performed on a subsidiary basis, with assumptions varying in accordance with the types of assets or markets served (i.e. PFH — primarily subprime mortgage loans Vs. banking subsidiaries – primarily conforming loans). Servicing rights associated with Small Business Administration (“SBA”) commercial loans, the other class of servicing assets held by the Corporation, will continue to be accounted for at the lower of cost or market method.
Classes of servicing rights were determined based on the different markets or types of assets served. Management also considered trends in the markets and elections by other major participants in the industries served in determining the accounting methodology to be followed for the different types of servicing rights.
Under the fair value accounting method of SFAS No. 156, purchased MSRs and MSRs resulting from asset transfers are capitalized and carried at fair value. Prior to the adoption of SFAS No. 156, the Corporation capitalized purchased residential MSRs at cost, and MSRs from asset transfers based on the relative fair value of the servicing right and the residential mortgage loan at the time of sale. Prior to SFAS No. 156, both purchased MSRs and MSRs from asset transfers were accounted for at quarter-end at the lower of cost or market value.
Effective January 1, 2007, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156, the Corporation recorded a cumulative effect adjustment to increase the 2007 beginning balance of MSRs by $15.3 million, which resulted in a $9.6 million, net of tax, increase in the retained earnings account of stockholders’ equity. The table below reconciles the balance of MSRs as of December 31, 2006 and January 1, 2007.

	Banking subsidiaries	PFH	Total
(In thousands)	Residential MSRs	Residential MSRs

Balance at December 31, 2006	$77,801	$82,338	$160,139
Remeasurement upon adoption of SFAS No. 156 (a)	13,630	1,700	15,330

Balance at January 1, 2007	$91,431	$84,038	$175,469

(a)	The remeasurement effect, net of deferred taxes, amounted to $9.6 million on a consolidated basis.

At the end of each quarter, the Corporation uses a discounted cash flow model to estimate the fair value of MSRs, which is benchmarked against third party opinions of fair value. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Corporation uses assumptions in the model that it believes are comparable to those used by brokers or other service providers. Refer to Note 8 – Retained Interests on Sales of Mortgage Loans for information on assumptions used in the valuation model of MSRs as of September 30, 2007.

The change in MSRs measured using the fair value method for the nine months ended September 30, 2007 was:

	Banking
	subsidiaries	PFH	Total

(In thousands)	Residential MSRs	Residential MSRs

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	3,345	22,251	25,596
Servicing from securitizations or asset transfers	17,682	8,040	25,722
Changes due to payments on loans (1)	(6,821)	(29,285)	(36,106)
Changes in fair value due to changes in valuation model inputs or assumptions	4,276	(1,636)	2,640
Other changes	—	(66)	(66)

Fair value at September 30, 2007	$109,913	$83,342	$193,255

(1)	Represents changes due to collection / realization of expected cash flows over time.
The changes in amortized MSRs for the nine months ended September 30, 2006 were:

(In thousands)	Residential MSRs

Balance at January 1, 2006	$137,701
Rights originated	58,497
Rights purchased	18,723
Amortization	(46,842)

Balance at September 30, 2006	168,079
Less: Valuation allowance	316

Balance at September 30, 2006, net of valuation allowance	$167,763

Fair value at September 30, 2006	$185,923

Residential mortgage loans serviced for others were $18.1 billion at September 30, 2007 (December 31, 2006 — $13.3 billion; September 30, 2006 — $13.0 billion).
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
The Corporation, through its consumer lending subsidiary PFH, has retained mortgage servicing rights and residual interests in connection with securitizations of subprime mortgage loans.
The Corporation accounts for the residual interests derived from PFH’s off-balance sheet securitizations that took place prior to 2006 as investment securities available-for-sale. Under SFAS No. 140, interest-only strips, retained interests in securitizations or other financial assets that can contractually be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its investment shall be subsequently measured like investments in debt securities classified as available-for-sale or trading under SFAS No. 115. In 2006, as permitted by SFAS No. 115, management determined, on a prospective basis, to begin classifying PFH’s new residual interests as trading securities and as such, account for any changes in fair value through earnings (recorded as part of trading account profit (loss) in the consolidated statements of income).
PFH’s residual interests classified as available-for-sale as of September 30, 2007 amounted to $17 million. In the quarter and nine-month periods ended September 30, 2007, the Corporation recognized other-than-temporary impairment losses of $2.0 million and $32.7 million, respectively, on these residual interests.
Residual interests accounted for as trading securities from PFH’s securitizations approximated $5 million at

September 30, 2007. For the third quarter and nine-month periods ended September 30, 2007, the Corporation recognized trading losses of $12.1 million and $36.4 million, respectively, on these residual interests.
During 2007, the Corporation conducted one off-balance sheet asset securitization that involved the transfer of mortgage loans to a qualifying special purpose entity (QSPE), which in turn transferred these assets and their titles to a different trust, thus isolating those loans from the Corporation’s assets. Approximately, $461 million in adjustable (“ARM”) and fixed-rate loans were securitized and sold by PFH as part of this transaction, with a gain on sale of approximately $13.5 million.
Key economic assumptions used in measuring the retained interests at the date of this off-balance sheet securitization were:

MSRs
Fixed-
		rate	ARM
	Residual Interests	loans	Loans

28% (Fixed-rate loans)
Average prepayment speed	35% (ARM loans)	28%	35%
Weighted average life of collateral (in years)	4.2 years	4.8 years	2.2 years
Cumulative credit losses	4.75% (Fixed-rate loans)	—	—
	8.40% (ARM loans)	—	—
Discount rate (annual rate)	25%	17%	17%

Key economic assumptions used to estimate the fair value of residual interests and MSRs derived from PFH’s securitizations and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	September 30, 2007			December 31, 2006
		MSRs			MSRs
	Residual	Fixed-rate	ARM	Residual	Fixed-rate
(In thousands)	Interests	loans	loans	Interests	loans	ARM loans

Carrying amount of retained interests	$22,469	$32,069	$21,343	$85,965	$38,017	$29,838
Fair value of retained interests	$22,469	$32,069	$21,343	$85,965	$37,815	$32,212
Weighted average life of collateral (in years)	3.0 years	3.8 years	2.0 years	3.2 years	3.1 years	2.1 years
Weighted average prepayment speed (annual rate)	23% (Fixed-rate loans)			28% (Fixed-rate loans)
	35% (ARM loans)	23%	35%	35% (ARM loans)	28%	35%
Impact on fair value of 10% increase in prepayment rate	($563)	($316)	($268)	($5,543)	$210	($149)
Impact on fair value of 20% increase in prepayment rate	($1,489)	($372)	($493)	($9,284)	$234	($200)
Weighted average discount rate (annual rate)	30%	17%	17%	17%	16%	16%
Impact on fair value of 10% adverse change	($2,132)	($913)	($408)	($4,172)	($901)	($542)
Impact on fair value of 20% adverse change	($4,056)	($1,777)	($800)	($8,081)	($1,761)	($1,060)
Cumulative credit losses	3.17% to 8.50%	—	—	1.28% to 3.19%	—	—
Impact on fair value of 10% adverse change	($10,268)	—	—	($4,792)	—	—
Impact on fair value of 20% adverse change	($18,327)	—	—	($9,558)	—	—

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
Banking subsidiaries
The Corporation’s banking subsidiaries also retain servicing responsibilities in connection with the sale of mortgage loans to third parties. Also, servicing responsibilities are retained under securitization arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized by the Corporation’s banking subsidiaries, in which the Corporation retains a servicing right, have fixed rates. Under the servicing agreements, the banking subsidiaries do not earn significant prepayment penalties on the underlying loans serviced.
Key economic assumptions used in measuring the MSRs at the date of the securitizations and whole loan sales by the banking subsidiaries performed during the quarter ended September 30, 2007 were:

	MSRs

Prepayment speed	8.8%
Weighted average life (in years)	11.3	years
Discount rate (annual rate)	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	September 30, 2007		December 31, 2006

(In thousands)	MSRs		MSRs

Fair value of retained interests	$86,550		$73,332
Weighted average life (in years)	12.4	years	9.2	years
Weighted average prepayment speed (annual rate)	8.1%		14.0%
Impact on fair value of 10% adverse change	($2,536)		($1,868)
Impact on fair value of 20% adverse change	($4,544)		($4,151)
Weighted average discount rate (annual rate)	10.7%		10.3%
Impact on fair value of 10% adverse change	($3,513)		($2,142)
Impact on fair value of 20% adverse change	($6,394)		($4,200)

The amounts of MSRs presented in the table above exclude purchased MSRs.
The sensitivity analyses presented above for residual interests and MSRs are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Note 9 – Derivative Instruments and Hedging Activities
Refer to Note 28 to the consolidated financial statements included in the 2006 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities in the third quarter of 2007:
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of September 30, 2007 and December 31, 2006 were as follows:

	As of September 30, 2007

(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$155,000	$181	$105	$46	—

Liability Hedges
Interest rate swaps	$390,000	$439	$1,665	($797)	—

	As of December 31, 2006

(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$190,000	$175	$2	$106	—

Liability Hedges
Interest rate swaps	$390,000	$887	$523	$237	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forward contracts are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding at September 30, 2007 have a maximum remaining maturity of 78 days.
The Corporation also has designated as cash flow hedges, interest rate swap contracts that convert floating rate debt into fixed rate debt by minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swap contracts have a maximum remaining maturity of 1.5 years.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding at September 30, 2007 and December 31, 2006 were as follows:

September 30, 2007
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$730,700	$424	$1,801
Call options and put options	38,000	41	85
Interest rate swaps associated with:
- short-term borrowings	400,000	392	—
- bond certificates offered in an on-balance sheet securitization	406,347	—	2,924
- financing of auto loans held-in-portfolio	344,066	—	1,485
- swaps with corporate clients	583,744	—	5,039
- swaps offsetting position of corporate client swaps	583,744	5,039	—
Credit default swap	33,463	—	—
Interest rate caps	836,883	1,260	—
Interest rate caps for benefit of corporate clients	50,000	—	45
Indexed options on deposits	211,267	50,200	—
Indexed options on S&P Notes	31,152	7,439	—
Bifurcated embedded options	222,732	—	56,124
Mortgage rate lock commitments	177,791	—	266

Total	$4,649,889	$64,795	$67,769

As of December 31, 2006
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$400,572	$1,277	$125
Call options and put options	37,500	83	46
Interest rate swaps associated with:
- short-term borrowings	400,000	2,153	—
- bond certificates offered in an on-balance sheet securitization	516,495	90	1,168
- financing of auto loans held-in-portfolio	470,146	728	—
- auto loans approvals locked interest rates	17,442	22	—
- swaps with corporate clients	410,533	—	2,146
- swaps offsetting position of corporate client swaps	410,533	2,146	—
- investment securities	89,385	—	1,645
- mortgage loan portfolio prior to securitization	75,000	302	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	103	—	2
Foreign currency and exchange rate commitments w/ counterparty	103	2	—
Interest rate caps	889,417	4,099	—
Interest rate caps for benefit of corporate clients	50,000	—	90
Indexed options on deposits	204,946	38,323	—
Indexed options on S&P Notes	31,152	5,648	—
Bifurcated embedded options	229,455	—	43,844
Mortgage rate lock commitments	215,676	13	635

Total	$4,481,921	$54,886	$49,701

Interest Rates Swaps
The Corporation has an interest rate swap outstanding to economically hedge the payments of certificates issued as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized losses of $3.8 million for the third quarter and $1.8 million for the nine months ended September 30, 2007 due to changes in its fair value. During the quarter and nine-month periods ended September 30, 2006, the Corporation recognized losses of $2.4 million.

The Corporation has interest rate swaps to economically hedge the cost of short-term debt. For the third quarter of 2007, the Corporation recognized a loss of $1.6 million, and for the nine months ended September 30, 2007, recognized losses of $1.8 million due to changes in their fair value, which were included as part of short-term interest expense. During the third quarter and nine months ended September 30, 2006, the Corporation recognized losses of $3.4 million and $2.0 million, respectively, associated with changes in the fair value of these interest rate swaps.
Additionally, the Corporation entered into amortizing swap contracts to economically convert to a fixed rate the cost of funds associated with auto loans held-in-portfolio. Losses of $3.0 million and $2.2 million for the quarter and nine months ended September 30, 2007, respectively, were recognized as part of long-term interest expense related to these swaps. During the quarter and nine-month periods ended September 30, 2006, the Corporation recognized losses of $3.5 million and $572 thousand, respectively, associated with changes in the fair value of these swaps.
Interest Rate Caps
During the quarter ended June 30, 2007, the Corporation entered into a $100 million interest rate cap to mitigate its exposure to rising interest rates on short-term borrowings.
The Corporation has interest rate caps in conjunction with a series of mortgage loan securitizations that are used to limit the interest rate payable to the security holders. These interest rate caps are designated as non-hedging derivative instruments and are marked-to-market currently in the consolidated statements of income. Losses of $1.2 million and $2.6 million for the quarter and nine months ended September 30, 2007, respectively, were recognized as part of long-term interest expense related to these interest rate cap contracts. For the quarter and nine months ended September 30, 2006, losses on these contracts amounted to $3.5 million and $6.6 million, respectively.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sales agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair market value with changes directly reported in income as part of gain on sale of loans. For the quarter and nine months ended September 30, 2007, losses of $3.7 million and $2.1 million, respectively, were recognized due to changes in fair value of these forward sales commitments. During the third quarter and nine months ended September 30, 2006, the Corporation recognized losses of $1.9 million and $112 thousand, respectively, related to these forward contracts.
Mortgage Rate Lock Commitments
The Corporation has mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed for a specified period of time. These contracts are recognized at fair value with changes directly reported in income as part of gain on sale of loans. For the quarter and nine months ended September 30, 2007, gains of $1.9 million and $356 thousand, respectively, were recognized due to changes in fair value of these commitments. During the third quarter and nine months ended September 30, 2006, the Corporation recognized gains of $464 thousand and losses of $10 thousand, respectively, related to these commitments.
Credit Default Swap
The Corporation’s credit default swap guarantees a “third-party” performance under an interest rate swap with the counterparty. The interest rate swap was in the money in favor of the “third-party”. The credit default swap matures in April 2008. The credit default swap is marked-to-market through earnings. Its fair value has historically been zero because of the credit standing of the “third-party”.

Note 10 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 and 2006, allocated by reportable segment, were as follows (refer to Note 21 for the definition of the Corporation’s reportable segments):

2007

	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	September 30, 2007

Banco Popular de Puerto Rico:
Commercial Banking	$14,674	—	—	$14,674
Consumer and Retail Banking	34,999	—	—	34,999
Other Financial Services	4,391	—	—	4,391
Popular North America:
Banco Popular North America	568,647	—	—	568,647
Popular Financial Holdings	—	—	—	—
EVERTEC	45,142	$1,137	($183)	46,096

Total Popular, Inc.	$667,853	$1,137	($183)	$668,807

2006

			Purchase
	Balance at	Goodwill	accounting		Balance at
(In thousands)	January 1, 2006	acquired	adjustments	Other	September 30, 2006

Banco Popular de Puerto Rico:
Commercial Banking	$14,674	—	—	—	$14,674
Consumer and Retail Banking	34,999	—	—	—	34,999
Other Financial Services	4,110	—	—	—	4,110
Popular North America:
Banco Popular North America	542,834	—	$23,378	($210)	566,002
Popular Financial Holdings	14,236	—	3	—	14,239
EVERTEC	43,131	$1,511	—	—	44,642

Total Popular, Inc.	$653,984	$1,511	$23,381	($210)	$678,666

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the first nine months of 2006 at the PNA reportable segment were mostly related to the E-LOAN acquisition.
The Corporation performed the annual impairment test required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This test did not result in impairment of the Corporation’s recorded goodwill.
At September 30, 2007 and December 31, 2006, other than goodwill, the Corporation had $65 million of identifiable intangibles with indefinite useful lives, mostly associated with E-LOAN’s trademark (September 30, 2006 — $59 million).

The following table reflects the components of other intangible assets subject to amortization:

	September 30, 2007		December 31, 2006		September 30, 2006

	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$46,302	$22,836	$76,708	$48,367	$76,956	$46,688

Other customer relationships	11,925	3,609	11,156	2,171	10,028	1,703

Other intangibles	9,170	5,092	9,099	3,426	10,808	4,003

Total	$67,397	$31,537	$96,963	$53,964	$97,792	$52,394

Certain core deposits intangibles with a gross amount of $30.4 million became fully amortized during 2007 and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.
During the quarter and nine months ended September 30, 2007, the Corporation recognized $2.2 million and $8.0 million, respectively, in amortization expense related to other intangible assets with definite lives (September 30, 2006 — $3.6 million and $9.2 million, respectively).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2007	$10,259
2008	8,454
2009	6,632
2010	5,674
2011	4,016
No significant events or circumstances have occurred that would reduce the fair value of any reporting unit below its carrying amount.
Note 11 – Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Federal funds purchased	$690,332	$1,276,818	$2,056,610
Assets sold under agreements to repurchase	5,596,971	4,485,627	4,988,856

	$6,287,303	$5,762,445	$7,045,466

Other short-term borrowings consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Advances with FHLB paying interest at:
-fixed rates ranging from 5.14% to 5.17% (September 30, 2006 – 5.40% to 5.42%)	$172,000	$230,000	$230,000
-floating rate with a spread over the fed funds rate (Fed funds rate at September 30, 2006 was 5.38%)	—	—	55,000

Advances under credit facilities with other institutions at:
-fixed rates ranging from 5.25% to 5.96% (September 30, 2006 – 5.38% to 5.52%)	210,000	386,000	23,385
-floating rates ranging from 0.45% to 0.75% over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2006 was 5.32%)	—	481,062	112,915
-a floating rate of 0.20% over the 3-month LIBOR rate (3-month LIBOR rate at September 30, 2006 – 5.37%)	—	10,000	10,000

Commercial paper at rates ranging from 5.05% to 5.92% (September 30, 2006 – 4.85% to 5.33%)	249,041	193,383	97,172

Term funds purchased at:
-fixed rates ranging from 5.13% to 5.82% (September 30, 2006 – 5.28% to 5.39%)	749,000	2,140,900	1,487,162
-a floating rate of 0.08% over the fed funds rate (Fed funds rate at September 30, 2006 was 5.38%)	—	500,000	600,000

Others	34,856	92,780	93,877

	$1,414,897	$4,034,125	$2,709,511

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Notes payable consisted of:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Advances with FHLB:
-with maturities ranging from 2007 through 2018 paying interest at fixed rates ranging from 2.51% to 6.98% (September 30, 2006 – 2.44% to 6.98%)	$738,099	$289,881	$414,403
-maturing in 2008 paying interest monthly at a floating rate of 0.0075% over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2007 was 5.12%; September 30, 2006 – 5.32%)	250,000	250,000	250,000
-maturing in 2007 paying interest monthly at the 1-month LIBOR rate plus 0.02% (1-month LIBOR rate at September 30, 2006 – 5.32%)	—	5,000	5,000
-maturing in 2007 paying interest quarterly at the 3-month LIBOR rate less 0.04% (3-month LIBOR rate at September 30, 2006 was 5.37%)	—	6,000	6,000

Advances under revolving lines of credit maturing in 2008 paying interest monthly at a floating rate of 0.75% (September 30, 2006 – 0.90%) over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2007 was 5.12%; September 30, 2006 – 5.32%)	317,926	426,687	388,432

Advances under revolving lines of credit with maturities ranging from 2007 to 2009 paying interest quarterly at a floating rate of 0.20% to 0.35% over the 3-month LIBOR rate (3-month LIBOR rate at September 30, 2007 was 5.23%)	154,999	69,994	—

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100	3,100	3,100

Term notes with maturities ranging from 2008 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate (10-year U.S. Treasury note rate at September 30, 2007 was 4.59%; September 30, 2006 – 4.63%)	7,502	10,428	11,029

Term notes with maturities ranging from 2007 to 2009 paying interest quarterly at floating rates ranging from 0.35% to 0.40% (September 30, 2006 – 0.35% to 0.45%) over the 3-month LIBOR rate (3-month LIBOR rate at September 30, 2007 was 5.23%, September 30, 2006 – 5.37%)	349,610	349,295	469,182

Term notes with maturities ranging from 2007 through 2011 paying interest semiannually at fixed rates ranging from 3.60% to 5.65% (September 30, 2006 – 3.25% to 6.39%)	2,014,323	2,014,928	2,713,078

Secured borrowings with maturities ranging from 2007 to 2012 paying interest monthly at fixed rates ranging from 4.00% to 7.12% (September 30, 2006 – 3.05% to 7.12%)	2,381,081	2,695,916	2,914,523

Secured borrowings with maturities ranging from 2007 to 2012 paying interest monthly ranging from 0.06% to 3.51% (September 30, 2006 – 0.05% to 4.75%) over the 1-month LIBOR rate (1-month LIBOR rate at September 30, 2007 was 5.12%; September 30, 2006 – 5.32%)	1,189,286	1,708,650	1,623,142

Notes linked to the S&P 500 Index maturing in 2008	37,876	36,112	34,136

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 17)	849,672	849,672	849,672

Other	21,317	21,583	200

	$8,314,791	$8,737,246	$9,681,897

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2006, for rates and maturity information corresponding to the borrowings outstanding as of such date.

Note 12 – Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $18 million and $196 million, respectively, at September 30, 2007 (December 31, 2006 — $21 million and $181 million; September 30, 2006 — $21 million and $169 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
At September 30, 2007, the Corporation recorded a liability of $721 thousand (December 31, 2006 - $658 thousand; September 30, 2006 — $574 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries, which aggregated to $3.3 billion at September 30, 2007 (December 31, 2006 — $3.3 billion and September 30, 2006 — $3.9 billion). In addition, at September 30, 2007, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2006 and September 30, 2006 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 13 – Other Service Fees
The caption of other service fees in the consolidated statements of income consists of the following major categories:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Credit card fees and discounts	$25,975	$22,035	$74,498	$66,979
Debit card fees	16,228	15,345	49,184	45,349
Insurance fees	15,024	13,327	42,693	39,879
Processing fees	11,674	11,164	35,463	32,382
Sale and administration of investment products	8,043	7,345	22,614	21,451
Mortgage servicing fees, net of amortization and fair value adjustments	7,400	(1,756)	18,269	(2,423)
Other	9,020	12,177	28,082	36,383

Total	$93,364	$79,637	$270,803	$240,000

Note 14 – Income Taxes
As indicated in Note 2, the Corporation adopted FIN 48 effective January 1, 2007. The initial adoption of FIN 48 had no impact on the Corporation’s financial statements since management determined that there was no need to recognize changes in the liability for unrecognized tax benefits.

The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(In millions)

Balance as of January 1, 2007	$20.4
Additions for tax positions Jan – March 2007	1.7

Balance as of March 31, 2007	$22.1
Additions for tax positions April – June 2007	2.3

Balance as of June 30, 2007	$24.4
Additions for tax positions July – Sept 2007	2.9

Balance as of September 30, 2007	$27.3

As of September 30, 2007, the related accrued interest approximated $3.2 million. Management has determined that as of September 30, 2007 there is no need to accrue for the payment of penalties. The Corporation’s policy is to report interest related to unrecognized tax benefits in income tax expense, while the penalties, if any, are reported in other operating expenses in the consolidated statements of income.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $26 million as of September 30, 2007.
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of September 30, 2007, the following years remain subject to examination: U.S. Federal jurisdiction – 2005 and 2006 and Puerto Rico – 2003 through 2006. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2005 that is anticipated to be finished by the end of 2007. As of September 30, 2007, the IRS has not proposed any adjustment as a result of the audit. Although the outcome of tax audits is uncertain, the Corporation believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
Note 15 – Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect at September 30, 2007 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of September 30, 2007:

(Not in thousands)

			Weighted Average
		Weighted Average	Remaining Life of	Options	Weighted Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	(in years)	(fully vested)	Options Exercisable

$14.39 - $18.50	1,513,582	$15.81	4.98	1,382,319	$15.72
$19.25 - $27.20	1,586,035	$25.27	6.75	1,012,839	$25.02

$14.39 - $27.20	3,099,617	$20.65	5.89	2,395,158	$19.65

The aggregate intrinsic value of options outstanding as of September 30, 2007 was $8.7 million. There was no intrinsic value of options exercisable as of September 30, 2007.
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2006	3,223,703	$20.63
Granted	—	—
Exercised	(39,449)	15.78
Forfeited	(37,818)	23.75
Expired	(1,637)	24.05

Outstanding at December 31, 2006	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(19,063)	25.50
Expired	(16,055)	19.14

Outstanding at September 30, 2007	3,099,617	$20.65

The stock options exercisable at September 30, 2007 totaled 2,395,158 (September 30, 2006 – 1,953,606). There were no stock options exercised during the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the cash received from stock options exercised amounted to $159 thousand. The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $60 thousand. The total intrinsic value of options exercised during the nine-month period ended September 30, 2007 was $28 thousand (September 30, 2006 — $127 thousand).
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2006 or the nine months ended September 30, 2007.
The Corporation recognized $432 thousand of stock option expense, with a tax benefit of $165 thousand, for the quarter ended September 30, 2007 (September 30, 2006 — $724 thousand, with a tax benefit of $293 thousand). For the nine months ended September 30, 2007, the Corporation recognized $1.3 million of stock option expense, with a tax benefit of $515 thousand (September 30, 2006 - $2.3 million, with a tax benefit of $899 thousand). The total unrecognized compensation cost at September 30, 2007 related to non-vested stock option awards was $2.1 million and is expected to be recognized over a weighted-average period of 1.3 years.
Incentive Plan
The Incentive Plan permits the granting of incentive awards in the form of Annual Incentive Awards, Long-term

Performance Unit Awards, Options, Stock Appreciation Rights, Restricted Stock, Restricted Units or Performance Shares. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation and / or any of its subsidiaries are eligible to participate in the Incentive Plan. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. The Corporation’s policy with respect to the shares of restricted stock has been to purchase such shares in the open market to cover each grant.
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
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under a long-term incentive plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date. As of September 30, 2007, no shares have been granted under this plan.
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	172,622	$27.65
Granted	444,036	20.54
Vested	—	—
Forfeited	(5,188)	19.95

Non-vested at December 31, 2006	611,470	$22.55
Granted	—	—
Vested	(69,471)	20.56
Forfeited	(3,781)	19.95

Non-vested at September 30, 2007	538,218	$22.83

During the quarters ended September 30, 2007 and 2006, no shares of restricted stock were awarded to management under the Incentive Plan. During the nine-month period ended September 30, 2007, no shares of restricted stock were awarded to management under the Incentive Plan (September 30, 2006 – 444,036).
During the quarter ended September 30, 2007, the Corporation recognized $33 thousand of restricted stock expense related to management incentive awards, with a tax benefit of $14 thousand (September 30, 2006 – ($433) thousand, with a tax impact of $160 thousand). For the nine-month period ended September 30, 2007, the Corporation recognized $1.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $718 thousand (September 30, 2006 — $1.7 million, with a tax benefit of $663 thousand). The fair market value of the restricted stock vested was $1.2 million. The total unrecognized compensation cost related to non-vested restricted stock awards to members of management at September 30, 2007 was $4.5 million and is expected to be recognized over a weighted-average period of 2.7 years. During the nine-month period ended September 30, 2007, there was a vesting of restricted stock that triggered a shortfall of $194 thousand, which was recorded as an additional income tax expense.

The following table summarizes the restricted stock under Incentive Award and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2006	46,948	$23.61
Granted	32,267	19.82
Vested	(2,601)	23.54
Forfeited	—	—

Non-vested at December 31, 2006	76,614	$22.02
Granted	32,381	16.96
Vested	(22,486)	22.03
Forfeited	—	—

Non-vested at September 30, 2007	86,509	$20.12

During the quarter ended September 30, 2007, the Corporation granted 3,018 (September 30, 2006 – 1,038) shares of restricted stock to members of the Board of Directors of Popular, Inc. During this period, the Corporation recognized $115 thousand of restricted stock expense related to these restricted stock grants, with a tax benefit of $45 thousand (September 30, 2006 — $150 thousand, with a tax benefit of $59 thousand). For the nine-month period ended September 30, 2007, the Corporation granted 32,381 (September 30, 2006 – 30,897) shares of restricted stock to members of the Board of Directors of Popular, Inc. The fair market value of the restricted stock vested was $394 thousand. During this period, the Corporation recognized $423 thousand of restricted stock expense related to these restricted stock grants, with a tax benefit of $165 thousand (September 30, 2006 — $430 thousand, with a tax benefit of $168 thousand).
Note 16 – Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and nine months ended September 30, 2007 and 2006 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Nine months ended		Quarters ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$2,639	$3,135	$8,384	$9,405	$221	$262	$678	$786
Interest cost	7,958	7,641	23,890	22,923	419	400	1,258	1,200
Expected return on plan assets	(10,532)	(10,009)	(31,589)	(29,918)	(369)	(264)	(1,105)	(792)
Amortization of prior service cost	52	44	156	132	(13)	(13)	(39)	(39)
Amortization of net loss	—	488	—	1,464	248	276	743	828

Net periodic cost	$117	$1,299	$841	$4,006	$506	$661	$1,535	$1,983
Curtailment gain	—	—	(246)	—	—	—	(258)	—

Total cost	$117	$1,299	$595	$4,006	$506	$661	$1,277	$1,983

During the first quarter of 2007, the Corporation adopted an amendment to freeze the benefits for all employees under the U.S. Retirement and Restoration plans. These plans were remeasured at January 31, 2007 to account for the freeze. The discount rate of the U.S. Retirement plan was changed to 4.5% to reflect the expected plan termination. The remeasurement and curtailment effects were considered for these plans in the first quarter of 2007 and are included as part of the year-to-date disclosures.
For the nine months ended September 30, 2007, contributions made to the pension and restoration plans approximated $1.9 million. The total contributions expected to be paid during 2007 for the pension and restoration plans approximate $2.2 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and nine months ended September 30, 2007 and 2006 were as follows:

	Quarters ended		Nine months ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006

Service cost	$578	$696	$1,734	$2,095
Interest cost	1,889	1,927	5,667	5,781
Amortization of prior service cost	(261)	(262)	(784)	(786)
Amortization of net loss	—	240	—	720

Total net periodic cost	$2,206	$2,601	$6,617	$7,810

For the nine months ended September 30, 2007, contributions made to the postretirement benefit plan approximated $4.9 million. The total contributions expected to be paid during 2007 for the postretirement benefit plan approximate $6.4 million.
Note 17 – Trust Preferred Securities
At September 30, 2007 and 2006, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $346 million at September 30, 2007 (December 31, 2006 — $346 million; September 30, 2006 — $317 million). During the nine months ended September 30, 2006, BPPR transferred $1 million to the statutory reserve account. There were no transfers between the statutory reserve account and the retained earnings account during the nine months ended September 30, 2007.

Note 19 — Earnings per Common Share
The computation of earnings per common share (“EPS”) follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
(In thousands, except share information)	2007	2006	2007	2006

Net income	$36,003	$82,160	$229,600	$298,044
Less: Preferred stock dividends	2,979	2,979	8,935	8,935

Net income applicable to common stock	$33,024	$79,181	$220,665	$289,109

Average common shares outstanding	279,625,715	278,602,482	279,355,496	278,349,354
Average potential common shares	—	210,465	78,016	255,751

Average common shares outstanding – assuming dilution	279,625,715	278,812,947	279,433,512	278,605,105

Basic and diluted EPS	$0.12	$0.28	$0.79	$1.04

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and nine-month period ended September 30, 2007, there were 3,099,617 and 2,209,290 weighted average antidilutive stock options outstanding, respectively (September 30, 2006 – 1,895,081 and 1,897,983).
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
The following table reflects the effect in the Consolidated Statements of Cash Flows of the change in reporting period mentioned above.

Nine months ended
(In thousands)	September 30, 2006

Net cash used in operating activities	($80,906)
Net cash used in investing activities	(104,732)
Net cash provided by financing activities	197,552

Net increase in cash and due from banks	$11,914

Loans receivable transferred to other real estate and other property for the nine months ended September 30, 2007 amounted to $134 million and $27 million, respectively (September 30, 2006 — $92 million and $24 million, respectively).
During the nine months ended September 30, 2006, $613 million in non-conforming loans classified as held-in-portfolio were pooled into trading securities and subsequently sold. The cash inflow from this sale was reflected as operating activities in the consolidated statement of cash flows. In addition, the consolidated statements of cash flows exclude the effect of $1 billion and $519 million in non-cash reclassifications of loans held-for-sale securitized into trading securities for the nine months ended September 30, 2007 and 2006, respectively.
The Corporation recognized mortgage servicing rights of $26 million during the nine months ended September 30, 2007 as a result of the securitization and sale of mortgage loans with servicing retained (nine months ended September 30, 2006 — $58 million).
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s net income and total assets as of September 30, 2007, additional disclosures are provided for the business areas included in this reportable segment, as described below:
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
All of Popular’s U.S. operations now report to the same president. The PNA segment is disaggregated for additional disclosures between BPNA and PFH. The results of E-LOAN are included as part of BPNA for the quarters ended September 30, 2007 and 2006. PNA Holding Company only is included as part of the Corporate group.
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

2007
For the quarter ended September 30, 2007

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$241,725	$122,467	($74)	—	$364,118
Provision for loan losses	66,077	82,016	—	—	148,093
Non-interest income	116,522	25,948	59,585	($34,840)	167,215
Amortization of intangibles	190	1,810	234	—	2,234
Depreciation expense	10,290	4,678	4,035	(19)	18,984
Other operating expenses	172,267	134,310	43,157	(34,696)	315,038
Income tax	29,247	(29,700)	3,987	(48)	3,486

Net income (loss)	$80,176	($44,699)	$8,098	($77)	$43,498

Segment Assets	$26,137,863	$21,153,471	$224,834	($508,032)	$47,008,136

For the quarter ended September 30, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$364,118	($4,300)	$298	$360,116
Provision for loan losses	148,093	—	—	148,093
Non-interest income	167,215	945	(1,155)	167,005
Amortization of intangibles	2,234	—	—	2,234
Depreciation expense	18,984	601	—	19,585
Other operating expenses	315,038	11,670	(1,554)	325,154
Income tax	3,486	(7,709)	275	(3,948)

Net income (loss)	$43,498	($7,917)	$422	$36,003

Segment Assets	$47,008,136	$6,550,633	($6,278,638)	$47,280,131

For the nine months ended September 30, 2007

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$711,103	$394,138	($547)	—	$1,104,694
Provision for loan losses	176,557	183,042	—	—	359,599
Non-interest income	358,364	64,783	179,060	($103,974)	498,233
Amortization of intangibles	1,508	5,821	701	—	8,030
Depreciation expense	31,455	14,020	12,355	(55)	57,775
Other operating expenses	525,259	427,777	131,782	(103,892)	980,926
Income tax	87,629	(64,016)	11,736	(10)	35,339

Net income (loss)	$247,059	($107,723)	$21,939	($17)	$161,258

For the nine months ended September 30, 2007

	Total Reportable			Total Popular,
(In thousands)	Segments	Corporate	Eliminations	Inc.

Net interest income (expense)	$1,104,694	($19,076)	$897	$1,086,515
Provision for loan losses	359,599	7	—	359,606
Non-interest income	498,233	128,994	(4,671)	622,556
Amortization of intangibles	8,030	—	—	8,030
Depreciation expense	57,775	1,783	—	59,558
Other operating expenses	980,926	39,831	(4,991)	1,015,766
Income tax	35,339	677	495	36,511

Net income	$161,258	$67,620	$722	$229,600

2006
For the quarter ended September 30, 2006

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$227,245	$124,659	($501)	—	$351,403
Provision for loan losses	31,930	31,515	—	—	63,445
Non-interest income	101,827	69,166	57,481	($33,264)	195,210
Amortization of intangibles	634	2,851	123	—	3,608
Depreciation expense	10,871	5,687	4,173	(18)	20,713
Other operating expenses	169,356	149,275	40,793	(33,277)	326,147
Income tax	28,342	2,663	4,168	12	35,185

Net income	$87,939	$1,834	$7,723	$19	$97,515

Segment Assets	$25,124,056	$21,029,460	$217,658	($121,252)	$46,249,922

For the quarter ended September 30, 2006

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$351,403	($9,664)	$299	$342,038
Provision for loan losses	63,445	—	—	63,445
Non-interest income (loss)	195,210	(1,571)	(2,290)	191,349
Amortization of intangibles	3,608	—	—	3,608
Depreciation expense	20,713	586	—	21,299
Other operating expenses	326,147	11,481	(2,612)	335,016
Income tax	35,185	(7,575)	249	27,859

Net income (loss)	$97,515	($15,727)	$372	$82,160

Segment Assets	$46,249,922	$6,579,170	($5,894,342)	$46,934,750

For the nine months ended September 30, 2006

					Total
	Banco Popular de	Popular North		Intersegment	Reportable
(In thousands)	Puerto Rico	America	EVERTEC	Eliminations	Segments

Net interest income (expense)	$682,046	$416,321	($1,568)	—	$1,096,799
Provision for loan losses	89,395	90,093	—	—	179,488
Non-interest income	318,551	189,874	169,523	($103,731)	574,217
Amortization of intangibles	1,900	6,915	345	—	9,160
Depreciation expense	32,915	16,812	12,411	(57)	62,081
Other operating expenses	508,032	451,496	126,515	(103,772)	982,271
Impact of change in fiscal period	(2,072)	6,181	—	—	4,109
Income tax	92,066	14,397	10,441	38	116,942

Net income	$278,361	$20,301	$18,243	$60	$316,965

For the nine months ended September 30, 2006

	Total Reportable			Total Popular,
(In thousands)	Segments	Corporate	Eliminations	Inc.

Net interest income (expense)	$1,096,799	($30,047)	$829	$1,067,581
Provision for loan losses	179,488	—	—	179,488
Non-interest income	574,217	33,260	(3,309)	604,168
Amortization of intangibles	9,160	—	—	9,160
Depreciation expense	62,081	1,724	—	63,805
Other operating expenses	982,271	44,229	(3,049)	1,023,451
Impact of change in fiscal period	4,109	3,495	2,137	9,741
Income tax	116,942	(28,176)	(706)	88,060

Net income (loss)	$316,965	($18,059)	($862)	$298,044

During the nine months ended September 30, 2007, the holding companies realized net gains on sale and valuation adjustments of investment securities (before tax) of approximately $107.3 million, compared with $14.2 million for the nine months ended September 30, 2006. These net gains are included in “non-interest income” within the “Corporate” group.
Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2007
For the quarter ended September 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$95,607	$143,108	$2,842	$168	$241,725
Provision for loan losses	21,248	44,829	—	—	66,077
Non-interest income	22,200	70,807	23,633	(118)	116,522
Amortization of intangibles	30	47	113	—	190
Depreciation expense	3,563	6,395	332	—	10,290
Other operating expenses	42,556	113,365	16,424	(78)	172,267
Income tax	14,728	11,061	3,403	55	29,247

Net income	$35,682	$38,218	$6,203	$73	$80,176

Segment Assets	$11,729,908	$18,651,108	$508,838	($4,751,991)	$26,137,863

For the nine months ended September 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$279,789	$422,844	$8,022	$448	$711,103
Provision for loan losses	57,070	119,487	—	—	176,557
Non-interest income	67,307	225,382	66,440	(765)	358,364
Amortization of intangibles	470	705	333	—	1,508
Depreciation expense	10,941	19,609	905	—	31,455
Other operating expenses	130,909	345,292	49,315	(257)	525,259
Income tax	42,128	37,783	7,731	(13)	87,629

Net income	$105,578	$125,350	$16,178	($47)	$247,059

2006
For the quarter ended September 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$86,563	$137,998	$2,640	$44	$227,245
Provision for loan losses	9,007	22,923	—	—	31,930
Non-interest income	26,589	48,961	26,596	(319)	101,827
Amortization of intangibles	220	335	79	—	634
Depreciation expense	3,599	6,967	305	—	10,871
Other operating expenses	43,105	109,965	16,421	(135)	169,356
Income tax	17,944	5,733	4,685	(20)	28,342

Net income	$39,277	$41,036	$7,746	($120)	$87,939

Segment Assets	$10,821,963	$17,798,620	$564,088	($4,060,615)	$25,124,056

For the nine months ended September 30, 2006

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$252,786	$421,234	$7,695	$331	$682,046
Provision for loan losses	24,210	65,185	—	—	89,395
Non-interest income	73,100	178,143	69,237	(1,929)	318,551
Amortization of intangibles	661	1,006	233	—	1,900
Depreciation expense	10,591	21,462	862	—	32,915
Other operating expenses	131,193	330,682	46,794	(637)	508,032
Impact of change in fiscal period	—	—	(2,072)	—	(2,072)
Income tax	46,054	35,265	11,149	(402)	92,066

Net income	$113,177	$145,777	$19,966	($559)	$278,361

Additional disclosures with respect to the Popular North America reportable segment are as follows:
2007
For the quarter ended September 30, 2007

		Popular
	Banco Popular	Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$93,995	$27,526	$946	$122,467
Provision for loan losses	20,263	61,753	—	82,016
Non-interest income (loss)	35,976	(9,202)	(826)	25,948
Amortization of intangibles	1,810	—	—	1,810
Depreciation expense	4,126	552	—	4,678
Other operating expenses	107,568	27,568	(826)	134,310
Income tax	(2,696)	(27,392)	388	(29,700)

Net loss	($1,100)	($44,157)	$558	($44,699)

Segment Assets	$13,818,525	$7,569,419	($234,473)	$21,153,471

For the nine months ended September 30, 2007

		Popular
	Banco Popular	Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$275,733	$115,935	$2,470	$394,138
Provision for loan losses	42,913	140,129	—	183,042
Non-interest income (loss)	138,585	(59,805)	(13,997)	64,783
Amortization of intangibles	5,821	—	—	5,821
Depreciation expense	12,208	1,812	—	14,020
Other operating expenses	320,325	108,906	(1,454)	427,777
Income tax	10,206	(70,100)	(4,122)	(64,016)

Net income (loss)	$22,845	($124,617)	($5,951)	($107,723)

2006
For the quarter ended September 30, 2006

		Popular
	Banco Popular	Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$89,774	$34,885	—	$124,659
Provision for loan losses	11,997	19,518	—	31,515
Non-interest income	52,559	17,759	($1,152)	69,166
Amortization of intangibles	2,763	88	—	2,851
Depreciation expense	3,779	1,908	—	5,687
Other operating expenses	106,023	43,890	(638)	149,275
Income tax	7,243	(4,400)	(180)	2,663

Net income (loss)	$10,528	($8,360)	($334)	$1,834

Segment Assets	$13,176,616	$8,293,978	($441,134)	$21,029,460

For the nine months ended September 30, 2006

		Popular
	Banco Popular	Financial		Total Popular
(In thousands)	North America	Holdings	Eliminations	North America

Net interest income	$284,882	$131,439	—	$416,321
Provision for loan losses	35,442	54,651	—	90,093
Non-interest income	158,007	33,780	($1,913)	189,874
Amortization of intangibles	6,648	267	—	6,915
Depreciation expense	11,896	4,916	—	16,812
Other operating expenses	318,029	134,246	(779)	451,496
Impact of change in fiscal period	—	6,181	—	6,181
Income tax	26,943	(12,149)	(397)	14,397

Net income (loss)	$43,931	($22,893)	($737)	$20,301

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006

Banco Popular de Puerto Rico:
Commercial Banking	$459	($271)	$401	($886)
Consumer and Retail Banking	997	(689)	819	(2,040)
Other Financial Services	(83)	(86)	(314)	(241)
Popular North America:
Banco Popular North America	(1,481)	922	(1,309)	2,814
EVERTEC	(34,732)	(33,140)	(103,571)	(103,378)

Total	($34,840)	($33,264)	($103,974)	($103,731)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:

Geographic Information	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2007	2006	2007	2006

Revenues**
Puerto Rico	$362,805	$336,086	$1,203,601	$1,044,293
United States	142,342	178,218	439,825	570,111
Other	21,974	19,083	65,645	57,345

Total consolidated revenues	$527,121	$533,387	$1,709,071	$1,671,749

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), gain on sale of loans and valuation adjustments on loans held-for-sale, and other operating income.

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,154,194	$24,621,684	$24,559,859
Loans	15,433,933	14,735,092	14,275,223
Deposits	14,790,442	13,504,860	13,091,696
Mainland United States
Total assets	$20,892,802	$21,570,276	$21,200,909
Loans	17,194,818	17,363,382	16,870,565
Deposits	10,535,551	9,735,264	8,880,915
Other
Total assets	$1,233,135	$1,212,027	$1,173,982
Loans	692,053	638,465	611,171
Deposits *	1,275,522	1,198,207	1,164,834

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 22 – Restructuring Costs
During the third quarter and nine months ended September 30, 2007, the Corporation recorded pre-tax restructuring costs in the Popular North America segment related to the Restructuring Plan as follows:

	Quarter ended	Nine months ended
(In thousands)	September 30, 2007	September 30, 2007

Personnel costs	—	$8,124	(a)
Net occupancy expenses	—	4,413	(b)
Equipment expenses	($20)	261
Professional fees	—	1,762	(c)
Communications	—	67
Other operating expenses	—	269

Total	($20)	$14,896

(a)	Severance, stay bonuses, related taxes, and other employee benefits

(b)	Lease terminations

(c)	Outplacement and professional service contract terminations

Of the above restructuring costs, approximately $4.2 million were recognized as a liability as of September 30, 2007.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and in goodwill of $14.2 million.
As of September 30, 2007, the Restructuring Plan has resulted in estimated combined charges of $36.4 million, broken down as follows:

	Impairments
	on goodwill
	and long-lived	Restructuring
(In thousands)	assets	costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	(219)	(219)
September 30, 2007	—	(20)	(20)

Total	$21,471	$14,896	$36,367

The Corporation does not expect to incur additional significant restructuring costs in the remaining quarters of 2007. Settlement amounts in lease terminations may differ and are subject to the outcome of negotiations.
Note 23 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of September 30, 2007, December 31, 2006 and September 30, 2006, and the results of their operations and cash flows for the periods ended September 30, 2007 and 2006.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC Centroamérica S.A., T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc. (formerly Popular Leasing, U.S.A.), Popular Insurance Agency, U.S.A., Popular FS, LLC and E-LOAN, Inc.;

•	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for PIHC consists of dividends from BPPR. As a member subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by it during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. At September 30, 2007, BPPR could have declared a dividend of approximately $219 million without the approval of the Federal Reserve Board (December 31, 2006 — $208 million; September 30, 2006 — $211 million) and BPNA could have declared a dividend of $194 million (December 31, 2006- $246 million; September 30, 2006 — $213 million). However, the Corporation has never received any dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2006 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS

Cash and due from banks	$890	$1,079	$15,567	$829,306	($137,786)	$709,056
Money market investments	71,000	300	195	1,261,971	(698,369)	635,097
Investment securities available-for-sale, at fair value		38,578		8,839,932	(15)	8,878,495
Investment securities held-to-maturity, at amortized cost	626,189	1,250		81,828	(430,000)	279,267
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	152,558		179,376
Trading account securities, at fair value				663,283	(1,125)	662,158
Investment in subsidiaries	3,218,956	1,009,325	1,959,999	684,853	(6,873,133)
Loans held-for-sale, at lower of cost or market value				423,303		423,303

Loans held-in-portfolio	378,107	21,550	3,084,479	37,447,521	(7,703,433)	33,228,224
Less – Unearned income				330,723		330,723
Allowance for loan losses	60			600,213		600,273

	378,047	21,550	3,084,479	36,516,585	(7,703,433)	32,297,228

Premises and equipment, net	24,359		132	556,390	(113)	580,768
Other real estate				133,508		133,508
Accrued income receivable	742	54	14,274	306,563	(30,717)	290,916
Other assets	42,374	60,592	59,188	1,361,010	(81,483)	1,441,681
Goodwill				668,807		668,807
Other intangible assets	554			99,917		100,471

	$4,377,536	$1,132,729	$5,146,226	$52,579,814	($15,956,174)	$47,280,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,113,111	($137,728)	$3,975,383
Interest bearing				23,123,566	(497,434)	22,626,132

				27,236,677	(635,162)	26,601,515
Federal funds purchased and assets sold under agreements to repurchase			$265,332	6,211,672	(189,701)	6,287,303
Other short-term borrowings	$25,000		849,716	2,531,236	(1,991,055)	1,414,897
Notes payable	486,494		2,920,305	10,584,543	(5,676,551)	8,314,791
Subordinated notes				430,000	(430,000)
Other liabilities	62,321	$80	119,174	800,501	(124,281)	857,795

	573,815	80	4,154,527	47,794,629	(9,046,750)	43,476,301

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,757,961	3,961	2	70,421	(74,384)	1,757,961
Surplus	531,128	851,193	734,964	3,156,701	(4,737,857)	536,129
Retained earnings	1,694,385	330,750	269,284	1,687,153	(2,292,188)	1,689,384
Accumulated other comprehensive loss, net of tax	(161,061)	(53,255)	(12,551)	(128,535)	194,341	(161,061)
Treasury stock, at cost	(205,567)			(664)	664	(205,567)

	3,803,721	1,132,649	991,699	4,785,076	(6,909,424)	3,803,721

	$4,377,536	$1,132,729	$5,146,226	$52,579,814	($15,956,174)	$47,280,131

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

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

ASSETS
Cash and due from banks	$769	$204	$15,019	$777,966	($57,289)	$736,669
Money market investments	60,000	300	242	678,444	(193,737)	545,249
Investment securities available-for-sale, at fair value	8,536	70,500	9,677	10,069,659	(47)	10,158,325
Investment securities held-to-maturity, at amortized cost	699,683	2,160		85,587	(430,000)	357,430
Other investment securities, at lower of cost or realizable value	143,782	5,001	18,671	130,018		297,472
Trading account securities, at fair value				451,684	(22)	451,662
Investment in subsidiaries	3,198,490	1,158,368	2,077,657	803,046	(7,237,561)
Loans held-for-sale, at lower of cost or market value				447,314		447,314

Loans held-in-portfolio	27,032		2,819,009	34,601,455	(5,832,737)	31,614,759
Less – Unearned income				305,114		305,114
Allowance for loan losses	40			487,299		487,339

	26,992		2,819,009	33,809,042	(5,832,737)	30,822,306

Premises and equipment, net	26,217		135	562,117	(187)	588,282
Other real estate				83,636		83,636
Accrued income receivable	359	43	11,243	301,402	(24,705)	288,342
Other assets	61,963	41,661	44,255	1,236,372	(9,351)	1,374,900
Goodwill				678,666		678,666
Other intangible assets	554			103,943		104,497

	$4,227,345	$1,278,237	$4,995,908	$50,218,896	($13,785,636)	$46,934,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$3,879,816	($57,232)	$3,822,584
Interest bearing				19,408,598	(93,737)	19,314,861

				23,288,414	(150,969)	23,137,445
Federal funds purchased and assets sold under agreements to repurchase			$73,000	7,058,466	(86,000)	7,045,466
Other short-term borrowings		$300	130,556	3,711,662	(1,133,007)	2,709,511
Notes payable	$532,428		3,533,639	10,286,509	(4,670,679)	9,681,897
Subordinated notes				430,000	(430,000)
Other liabilities	58,894	58	114,508	594,723	(43,887)	724,296

	591,322	358	3,851,703	45,369,774	(6,514,542)	43,298,615

Minority interest in consolidated subsidiaries				111		111

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,751,868	3,961	2	70,421	(74,384)	1,751,868
Surplus	489,397	851,193	734,964	3,103,198	(4,684,354)	494,398
Retained earnings	1,616,104	481,905	432,772	1,852,429	(2,772,107)	1,611,103
Accumulated other comprehensive loss, net of tax	(201,688)	(59,180)	(23,533)	(175,251)	257,965	(201,687)
Treasury stock, at cost	(206,533)			(1,786)	1,786	(206,533)

	3,636,023	1,277,879	1,144,205	4,849,011	(7,271,094)	3,636,024

	$4,227,345	$1,278,237	$4,995,908	$50,218,896	($13,785,636)	$46,934,750

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$4,800	$31	$40,827	$713,782	($96,467)	$662,973
Money market investments	176	244	3	9,719	(3,335)	6,807
Investment securities	10,092	307	223	106,508	(7,337)	109,793
Trading account securities				10,653		10,653

	15,068	582	41,053	840,662	(107,139)	790,226

INTEREST EXPENSE:
Deposits				199,409	(2,584)	196,825
Short-term borrowings	382		14,635	129,035	(30,220)	113,832
Long-term debt	8,368		38,071	150,661	(77,647)	119,453

	8,750		52,706	479,105	(110,451)	430,110

Net interest income (expense)	6,318	582	(11,653)	361,557	3,312	360,116
Provision for loan losses				148,093		148,093

Net interest income (expense) after provision for loan losses	6,318	582	(11,653)	213,464	3,312	212,023
Service charges on deposit accounts				49,704		49,704
Other service fees				121,030	(27,666)	93,364
Net (loss) gain on sale and valuation adjustments of investment securities	(1,025)	258		(2,322)		(3,089)
Trading account loss				(2,827)	(40)	(2,867)
Gain on sale of loans and valuation adjustments on loans held-for-sale				5,987	4	5,991
Other operating income (loss)	67	2,296	(94)	31,374	(9,741)	23,902

	5,360	3,136	(11,747)	416,410	(34,131)	379,028

OPERATING EXPENSES:
Personnel costs:
Salaries	3,882	99		117,687	(858)	120,810
Pension, profit sharing and other benefits	978	15		30,681	(244)	31,430

	4,860	114		148,368	(1,102)	152,240
Net occupancy expenses	541	7	1	28,887		29,436
Equipment expenses	387			30,349	(48)	30,688
Other taxes	438			12,789		13,227
Professional fees	2,717	(2)	(14)	69,693	(35,291)	37,103
Communications	116			16,772	(42)	16,846
Business promotion	989			27,667	(96)	28,560
Printing and supplies	15		1	4,115		4,131
Other operating expenses	(11,547)	(100)	95	44,708	(648)	32,508
Amortization of intangibles				2,234		2,234

	(1,484)	19	83	385,582	(37,227)	346,973

Income (loss) before income tax and equity in earnings of subsidiaries	6,844	3,117	(11,830)	30,828	3,096	32,055
Income tax	1,755		(4,140)	(2,672)	1,109	(3,948)

Income (loss) before equity in earnings of subsidiaries	5,089	3,117	(7,690)	33,500	1,987	36,003
Equity in earnings of subsidiaries	30,914	(52,915)	(46,191)	(51,726)	119,918

NET INCOME (LOSS)	$36,003	($49,798)	($53,881)	($18,226)	$121,905	$36,003

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$694		$37,876	$671,409	($72,733)	$637,246
Money market investments	200	$12	2	9,234	(2,410)	7,038
Investment securities	11,318	366	517	124,119	(6,997)	129,323
Trading account securities				7,724		7,724

	12,212	378	38,395	812,486	(82,140)	781,331

INTEREST EXPENSE:
Deposits				152,164	(1,156)	151,008
Short-term borrowings	71	396	3,776	152,553	(15,069)	141,727
Long-term debt	9,134		47,722	157,288	(67,586)	146,558

	9,205	396	51,498	462,005	(83,811)	439,293

Net interest income (expense)	3,007	(18)	(13,103)	350,481	1,671	342,038
Provision for loan losses				63,445		63,445

Net interest income (expense) after provision for loan losses	3,007	(18)	(13,103)	287,036	1,671	278,593
Service charges on deposit accounts				47,484		47,484
Other service fees				106,498	(26,861)	79,637
Net (loss) gain on sale and valuation adjustments of investment securities	(143)	106		846	6,314	7,123
Trading account profit				5,221	4,798	10,019
Gain on sale of loans				16,421	3,692	20,113
Other operating income (loss)	696	1,676	(3,090)	38,318	(10,627)	26,973

	3,560	1,764	(16,193)	501,824	(21,013)	469,942

OPERATING EXPENSES:
Personnel costs:
Salaries	4,165	95		127,252	(899)	130,613
Pension, profit sharing and other benefits	1,129	15		33,178	(239)	34,083

	5,294	110		160,430	(1,138)	164,696
Net occupancy expenses	594	4	1	30,974		31,573
Equipment expenses	420	3	3	33,946	(26)	34,346
Other taxes	353			11,417		11,770
Professional fees	2,028	11	56	62,044	(34,521)	29,618
Communications	152			17,221	(30)	17,343
Business promotion	800			33,694	(639)	33,855
Printing and supplies	26		1	4,381		4,408
Other operating expenses	(9,309)	(100)	109	38,391	(385)	28,706
Amortization of intangibles				3,608		3,608

	358	28	170	396,106	(36,739)	359,923

Income (loss) before income tax and equity in earnings of subsidiaries	3,202	1,736	(16,363)	105,718	15,726	110,019
Income tax	(938)		(1,855)	26,845	3,807	27,859

Income (loss) before equity in earnings of subsidiaries	4,140	1,736	(14,508)	78,873	11,919	82,160
Equity in earnings of subsidiaries	78,020	(13,525)	337	1,523	(66,355)

NET INCOME (LOSS)	$82,160	($11,789)	($14,171)	$80,396	($54,436)	$82,160

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$14,339	$31	$117,001	$2,097,088	($264,887)	$1,963,572
Money market investments	1,116	359	13	23,128	(7,448)	17,168
Investment securities	27,456	1,503	670	330,457	(21,739)	338,347
Trading account securities				29,645		29,645

	42,911	1,893	117,684	2,480,318	(294,074)	2,348,732

INTEREST EXPENSE:
Deposits				557,184	(4,527)	552,657
Short-term borrowings	2,348		43,521	402,175	(89,937)	358,107
Long-term debt	25,100		111,956	423,348	(208,951)	351,453

	27,448		155,477	1,382,707	(303,415)	1,262,217

Net interest income (expense)	15,463	1,893	(37,793)	1,097,611	9,341	1,086,515
Provision for loan losses	7			359,599		359,606

Net interest income (expense) after provision for loan losses	15,456	1,893	(37,793)	738,012	9,341	726,909
Service charges on deposit accounts				146,567		146,567
Other service fees				354,484	(83,681)	270,803
Net gain (loss) on sale and valuation adjustments of investment securities	115,567	(8,249)		(27,461)		79,857
Trading account loss				(6,614)	(40)	(6,654)
Gain on sale of loans and valuation adjustments on loans held-for-sale				50,254	(12,535)	37,719
Other operating income (loss)	9,830	13,506	(723)	100,073	(28,422)	94,264

	140,853	7,150	(38,516)	1,355,315	(115,337)	1,349,465

OPERATING EXPENSES:
Personnel costs:
Salaries	15,500	293		370,402	(1,956)	384,239
Pension, profit sharing and other benefits	4,295	52		106,881	(564)	110,664

	19,795	345		477,283	(2,520)	494,903
Net occupancy expenses	1,707	22	2	86,220		87,951
Equipment expenses	1,061		3	94,413	(148)	95,329
Other taxes	1,148			35,761		36,909
Professional fees	8,495	17	107	209,030	(105,917)	111,732
Communications	393			50,610	(122)	50,881
Business promotion	2,152			85,853	(704)	87,301
Printing and supplies	56		1	12,899		12,956
Other operating expenses	(36,499)	(300)	328	135,249	(1,416)	97,362
Amortization of intangibles				8,030		8,030

	(1,692)	84	441	1,195,348	(110,827)	1,083,354

Income (loss) before income tax and equity in earnings of subsidiaries	142,545	7,066	(38,957)	159,967	(4,510)	266,111
Income tax	31,001		(13,635)	21,445	(2,300)	36,511

Income (loss) before equity in earnings of subsidiaries	111,544	7,066	(25,322)	138,522	(2,210)	229,600
Equity in earnings of subsidiaries	118,056	(135,832)	(112,800)	(140,641)	271,217

NET INCOME (LOSS)	$229,600	($128,766)	($138,122)	($2,119)	$269,007	$229,600

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Consolidated

INTEREST INCOME:
Loans	$6,118		$111,043	$1,934,965	($209,253)	$1,842,873
Money market investments	1,722	$131	439	29,389	(8,755)	22,926
Investment securities	27,686	1,029	964	387,361	(20,910)	396,130
Trading account securities				23,649		23,649

	35,526	1,160	112,446	2,375,364	(238,918)	2,285,578

INTEREST EXPENSE:
Deposits				414,636	(3,256)	411,380
Short-term borrowings	174	1,237	13,878	422,032	(43,717)	393,604
Long-term debt	27,184		138,060	445,564	(197,795)	413,013

	27,358	1,237	151,938	1,282,232	(244,768)	1,217,997

Net interest income (expense)	8,168	(77)	(39,492)	1,093,132	5,850	1,067,581
Provision for loan losses				179,488		179,488

Net interest income (expense) after provision for loan losses	8,168	(77)	(39,492)	913,644	5,850	888,093
Service charges on deposit accounts				142,277		142,277
Other service fees				321,510	(81,510)	240,000
Net gain (loss) on sale and valuation adjustments of investment securities	589	13,595		(15,869)	6,724	5,039
Trading account profit				6,404	16,920	23,324
Gain on sale of loans				100,653	(4,225)	96,428
Other operating income (loss)	15,169	5,177	(271)	106,845	(29,820)	97,100

	23,926	18,695	(39,763)	1,575,464	(86,061)	1,492,261

OPERATING EXPENSES:
Personnel costs:
Salaries	14,823	283		380,183	(2,444)	392,845
Pension, profit sharing and other benefits	4,149	51		112,878	(692)	116,386

	18,972	334		493,061	(3,136)	509,231
Net occupancy expenses	1,723	11	1	87,105		88,840
Equipment expenses	1,221	6	10	100,336	(57)	101,516
Other taxes	853			32,087		32,940
Professional fees	12,187	34	132	196,099	(103,268)	105,184
Communications	471			51,531	(66)	51,936
Business promotion	3,887			95,561	(779)	98,669
Printing and supplies	62		1	13,268		13,331
Other operating expenses	(39,508)	(299)	327	126,182	(1,093)	85,609
Impact of change in fiscal period at certain subsidiaries			3,495	4,109	2,137	9,741
Amortization of intangibles				9,160		9,160

	(132)	86	3,966	1,208,499	(106,262)	1,106,157

Income (loss) before income tax and equity in earnings of subsidiaries	24,058	18,609	(43,729)	366,965	20,201	386,104
Income tax	1,778		(11,015)	93,258	4,039	88,060

Income (loss) before equity in earnings of subsidiaries	22,280	18,609	(32,714)	273,707	16,162	298,044
Equity in earnings of subsidiaries	275,764	(17,246)	14,214	(9,110)	(263,622)

NET INCOME (LOSS)	$298,044	$1,363	($18,500)	$264,597	($247,460)	$298,044

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$229,600	($128,766)	($138,122)	($2,119)	$269,007	$229,600

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(118,056)	135,832	112,800	140,641	(271,217)
Depreciation and amortization of premises and equipment	1,781		2	57,830	(55)	59,558
Provision for loan losses	7			359,599		359,606
Amortization of intangibles				8,030		8,030
Amortization and fair value adjustment of servicing assets				34,941		34,941
Net (gain) loss on sale and valuation adjustment of investment securities	(115,567)	8,249		27,461		(79,857)
Net loss (gain) on disposition of premises and equipment	1			(5,294)		(5,293)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(50,254)	12,535	(37,719)
Net amortization of premiums and accretion of discounts on investments	(5,525)	7		21,337	(18)	15,801
Net amortization of premiums and deferred loan origination fees and costs				77,963	(7,318)	70,645
(Earnings) losses from investments under the equity method	(4,580)	(13,506)	723	(927)	(1,224)	(19,514)
Stock options expense	464			875		1,339
Deferred income taxes	1,451		(13,635)	(111,812)	29,415	(94,581)
Net disbursements on loans held-for-sale				(4,007,301)		(4,007,301)
Acquisitions of loans held-for-sale				(474,269)		(474,269)
Proceeds from sale of loans held-for-sale				3,475,817		3,475,817
Net decrease in trading securities				1,001,953	1,125	1,003,078
Net decrease (increase) in accrued income receivable	316	(43)	(2,693)	(42,473)	2,218	(42,675)
Net decrease (increase) in other assets	23,128	2,699	(4,220)	3,556	5,344	30,507
Net increase (decrease) in interest payable	375		6,436	(38)	(2,187)	4,586
Net increase in postretirement benefit obligation				2,407		2,407
Net increase in other liabilities	3,370	20	32,608	19,181	(36,534)	18,645

Total adjustments	(212,835)	133,258	132,021	539,223	(267,916)	323,751

Net cash provided by (used in) operating activities	16,765	4,492	(6,101)	537,104	1,091	553,351

Cash flows from investing activities:
Net (increase) decrease in money market investments	(62,300)	775	2,357	(687,112)	479,326	(266,954)
Purchases of investment securities:
Available-for-sale	(6,808)	(2)		(793,475)	732,365	(67,920)
Held-to-maturity	(2,749,665)			(14,277,166)		(17,026,831)
Other			(928)	(46,858)		(47,786)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,801,852	(735,548)	1,066,304
Held-to-maturity	2,559,000	900		14,284,651		16,844,551
Other				17,071		17,071
Proceeds from sale of investment securities available-for-sale	5,783	16,605		14,964		37,352
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments (disbursements) on loans	89,556	(21,550)	(125,919)	(1,883,576)	803,507	(1,137,982)
Proceeds from sale of loans				16,367		16,367
Acquisition of loan portfolios				(22,312)		(22,312)
Capital contribution to subsidiary		(300)		(1,141)	1,441
Assets acquired, net of cash				(2,378)		(2,378)
Mortgage servicing rights purchased				(25,596)		(25,596)
Acquisition of premises and equipment	(513)			(69,094)		(69,607)
Proceeds from sale of premises and equipment				29,501		29,501
Proceeds from sale of foreclosed assets				113,776		113,776
Dividends received from subsidiary	159,200				(159,200)

Net cash provided by (used in) investing activities	239,737	(3,570)	(123,625)	(1,530,525)	1,121,891	(296,092)

Cash flows from financing activities:
Net increase in deposits				2,652,852	(502,184)	2,150,668
Net increase in federal funds purchased and assets sold under agreements to repurchase			105,503	472,255	(52,900)	524,858
Net decrease in other short-term borrowings	(125,787)		(45,242)	(2,766,359)	318,160	(2,619,228)
Payments of notes payable			(4,583)	(2,369,207)	1,128,458	(1,245,332)
Proceeds from issuance of notes payable	298		89,293	2,975,764	(2,244,268)	821,087
Dividends paid to parent company				(159,200)	159,200
Dividends paid	(142,898)					(142,898)
Proceeds from issuance of common stock	12,836					12,836
Treasury stock acquired	(63)			(289)		(352)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Capital contribution from parent				1,441	(1,441)

Net cash (used in) provided by financing activities	(255,614)		144,971	807,257	(1,194,975)	(498,361)

Net increase (decrease) in cash and due from banks	888	922	15,245	(186,164)	(71,993)	(241,102)
Cash and due from banks at beginning of period	2	157	322	1,015,470	(65,793)	950,158

Cash and due from banks at end of period	$890	$1,079	$15,567	$829,306	($137,786)	$709,056

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Cash flows from operating activities:
Net income (loss)	$298,044	$1,363	($18,500)	$264,597	($247,460)	$298,044
Less: Impact of change in fiscal period of certain subsidiaries, net of tax			(2,271)	(2,638)	(1,220)	(6,129)

Net income before impact of change in fiscal period	298,044	1,363	(16,229)	267,235	(246,240)	304,173

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(275,764)	17,246	(14,214)	9,110	263,622
Depreciation and amortization of premises and equipment	1,723		1	62,135	(54)	63,805
Provision for loan losses				179,488		179,488
Amortization of intangibles				9,160		9,160
Amortization of servicing assets				43,333	(24)	43,309
Net (gain) loss on sale and valuation adjustment of investment securities	(589)	(13,595)		15,870	(6,725)	(5,039)
Net gain on disposition of premises and equipment	4			(7,181)		(7,177)
Net gain on sale of loans				(100,653)	4,225	(96,428)
Net amortization of premiums and accretion of discounts on investments	(394)	10	(118)	19,752	(190)	19,060
Net amortization of premiums and deferred loan origination fees and costs	(54)			103,619	(4,500)	99,065
Earnings from investments under the equity method	(1,924)	(5,165)		(894)	(1,098)	(9,081)
Stock options expense	566			1,742		2,308
Deferred income taxes	(480)		(11,015)	(12,174)	4,039	(19,630)
Net disbursements on loans held-for-sale				(4,963,647)		(4,963,647)
Acquisitions of loans held-for-sale				(1,188,844)		(1,188,844)
Proceeds from sale of loans held-for-sale				5,559,968		5,559,968
Net decrease in trading securities				1,196,104	(465)	1,195,639
Net decrease (increase) in accrued income receivable	172	(9)	1,301	(48,925)	3,150	(44,311)
Net (increase) decrease in other assets	(12,190)	4,644	4,338	68,882	2,207	67,881
Net increase (decrease) in interest payable	818	(23)	27,452	16,173	(3,163)	41,257
Net increase in postretirement benefit obligation				3,028		3,028
Net increase (decrease) in other liabilities	9,014	3	40,905	(138,083)	1	(88,160)

Total adjustments	(279,098)	3,111	48,650	827,963	261,025	861,651

Net cash provided by operating activities	18,946	4,474	32,421	1,095,198	14,785	1,165,824

Cash flows from investing activities:

Net decrease (increase) in money market investments	170,000		(91)	381,685	(347,272)	204,322
Purchases of investment securities:
Available-for-sale		(21,189)		(437,372)	215,080	(243,481)
Held-to-maturity	(269,683)			(20,578,088)		(20,847,771)
Other			(5,529)	(45,451)		(50,980)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,777,303	(216,691)	1,560,612
Held-to-maturity				20,644,100		20,644,100
Other	1,753			70,858		72,611
Proceeds from sale of investment securities available for sale	7,195	28,628		154,426	7,942	198,191
Net (disbursements) repayments on loans	(1,325)		12,467	(1,066,200)	177,430	(877,628)
Proceeds from sale of loans				759,518		759,518
Acquisition of loan portfolios				(291,330)		(291,330)
Capital contribution to subsidiary	(36,000)	(4,000)	(4,127)	(30,891)	75,018
Assets acquired, net of cash				(2,752)		(2,752)
Mortgage servicing rights purchased				(18,723)		(18,723)
Acquisition of premises and equipment	(4,919)			(80,496)		(85,415)
Proceeds from sale of premises and equipment				39,031		39,031
Proceeds from sale of foreclosed assets	99			99,829		99,928
Dividends received from subsidiary	203,200			60,763	(263,963)

Net cash provided by investing activities	70,320	3,439	2,720	1,436,210	(352,456)	1,160,233

Cash flows from financing activities:

Net increase in deposits				446,624	47,467	494,091
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(68,700)	(2,009,943)	308,497	(1,770,146)
Net (decrease) increase in other short-term borrowings		(45,812)	(228,545)	56,315	120,400	(97,642)
Payments of notes payable	(450)		(205,962)	(2,363,884)	747,993	(1,822,303)
Proceeds from issuance of notes payable	294		482,559	1,360,425	(1,066,107)	777,171
Dividends paid to parent company				(263,962)	263,962

	Popular, Inc.	PIBI	PNA	All other	Elimination	Consolidated
(In thousands)	Holding Co.	Holding Co.	Holding Co.	Subsidiaries	Entries	Popular, Inc.

Dividends paid	(140,765)					(140,765)
Proceeds from issuance of common stock	51,728			3,300	(3,133)	51,895
Capital contribution from parent		36,000		35,718	(71,718)

Net cash used in financing activities	(89,193)	(9,812)	(20,648)	(2,735,407)	347,361	(2,507,699)

Cash effect of change in fiscal period of certain subsidiaries			78	19,570	(7,734)	11,914

Net increase (decrease) in cash and due from banks	73	(1,899)	14,571	(184,429)	1,956	(169,728)
Cash and due from banks at beginning of period	696	2,103	448	962,395	(59,245)	906,397

Cash and due from banks at end of period	$769	$204	$15,019	$777,966	($57,289)	$736,669

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
OVERVIEW
Popular, Inc. is a diversified, publicly-owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider based in Puerto Rico with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation has established a community banking franchise providing a broad range of financial services and products to the communities it serves. Banco Popular North America (“BPNA”) operates branches in New York, California, Illinois, New Jersey, Florida and Texas, while E-LOAN provides online consumer direct lending for obtaining mortgage, auto and home equity loans, and provides an online platform to raise deposits for BPNA. Popular Financial Holdings (“PFH”) offers mortgage and personal loans and provides mortgage loan servicing. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses.
Net income for the quarter ended September 30, 2007 was $36.0 million, compared with $82.2 million in the same quarter of 2006. The reduction in the Corporation’s consolidated net income for the third quarter of 2007 was driven principally by net losses in its U.S. operations of $44.7 million for the third quarter of 2007. The results of the third quarter continue to reflect the impact of unprecedented market conditions, particularly on the Corporation’s mainland U.S. operations. The Corporation’s core operations in Puerto Rico continued to perform well despite a difficult economic environment which presents credit challenges. Table A provides selected financial data and performance metrics for the quarters and nine months ended September 30, 2007 and 2006.
Financial results for the third quarter of 2007 were principally impacted by the following items (on a pre-tax basis) compared with the same quarter in 2006:
•	An $84.6 million increase in the provision for loan losses for the third quarter of 2007 as compared with the same quarter in the previous year, which was mostly influenced by higher charge-offs due to a slowdown in the housing sector, particularly in the U.S. mainland, and to weak economic conditions in Puerto Rico. The provision for loans losses for the quarter ended September 30, 2007 increased by $32.9 million compared with the second quarter of 2007. Details on credit quality metrics are included later in this MD&A.

•	A reduction in net gain on sale and valuation adjustment of loans held-for-sale of approximately $14.1 million when compared to the third quarter of 2006, primarily due to a reduction of $33.7 million at the Corporation’s U.S. mainland operations, reflecting the lack of liquidity in the U.S. mortgage market and lower origination volume. In the third quarter of 2006, Popular Financial Holdings (“PFH”), which is part of these U.S. mainland operations, completed an off-balance sheet mortgage loan securitization with gains approximating $7.3 million. The unfavorable variance in gain on sale of loans described above was in part offset by a favorable change in the Puerto Rico operations. During the third quarter of 2006, BPPR realized a loss of $20.1 million related with $0.6 billion in mortgage loans sold in a single transaction to a private investor.

•	Unfavorable valuation adjustments in the residual interests of PFH amounting to $14.1 million for the third quarter of 2007, compared to $0.8 million in the same quarter of the previous year. These residual interests are associated with securitizations of subprime loans originated through PFH’s discontinued wholesale subprime operations. As of September 30, 2007, the aggregate balance of PFH’s residual interests was $22 million. As indicated in the Corporation’s Form 10-Q filed on May 10, 2007 and in the Corporation’s 2006 Annual Report incorporated by reference in Popular, Inc.’s Form 10-K, the Corporation exited the wholesale nonprime mortgage loan origination business during the first quarter of 2007. It shut down its wholesale broker, retail and call center business divisions.
     The above were partially offset by:
•	Higher net interest income by $18.1 million,

•	Lower operating expenses by $13.0 million, principally due to a decline in personnel costs by $12.5 million mainly due to the headcount reduction at PFH due to the Restructuring Plan, and

•	Lower income tax expense by $31.8 million.
Further details on the above items are provided later in this MD&A.
Refer to the Non-Interest Income section of this MD&A for other factors influencing the variance in non-interest income. Also, refer to the Critical Accounting Policies / Estimates section of this MD&A for more detailed information on the valuation of residual interests and changes in assumptions.
•	Total earning assets at September 30, 2007 increased by less than 1% compared with December 31, 2006 and September 30, 2006. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation.

•	The Corporation’s financing strategy at September 30, 2007 shows greater reliance on deposits, including brokered certificates of deposit, instead of unsecured short-term borrowings. These funding measures were influenced by the global credit market conditions which presented unprecedented instability and disruption since the beginning of the third quarter of 2007, making even routine asset sale and funding activities more challenging for financial institutions. Also, the Corporation increased its capacity to borrow under secured lines of credit as explained in the Liquidity and Liquidity Risk sections of this MD&A. As a result, there was an increase in the volume of investment securities and loans that were pledged as collateral as of September 30, 2007, compared to December 31, 2007. This increase is depicted in the consolidated statement of condition and Note 4 to the consolidated financial statements. Refer to the Financial Condition section of this MD&A for further information on the composition of the Corporation’s financing. Also, refer to the Liquidity section for a description of several strategies being implemented by the Corporation with the objective of mitigating the impact of current market conditions on liquidity risk.

TABLE A
Financial Highlights

Financial Condition Highlights	At September 30,			Average for the nine months
(In thousands)	2007	2006	Variance	2007	2006	Variance

Money market investments	$635,097	$545,249	$89,848	$449,722	$585,959	($136,237)
Investment and trading securities	9,999,296	11,264,889	(1,265,593)	10,626,834	12,613,184	(1,986,350)
Loans*	33,320,804	31,756,959	1,563,845	32,766,924	32,047,516	719,408
Total earning assets	43,955,197	43,567,097	388,100	43,843,480	45,246,659	(1,403,179)
Total assets	47,280,131	46,934,750	345,381	47,168,015	48,630,196	(1,462,181)
Deposits	26,601,515	23,137,445	3,464,070	24,972,662	22,947,394	2,025,268
Borrowings	16,016,991	19,436,874	(3,419,883)	17,530,620	21,218,840	(3,688,220)
Stockholders’ equity	3,803,721	3,636,024	167,697	3,870,770	3,718,691	152,079

Operating Highlights	Third Quarter			Nine months ended September 30,
(In thousands, except per share information)	2007	2006	Variance	2007	2006	Variance

Net interest income	$360,116	$342,038	$18,078	$1,086,515	$1,067,581	$18,934
Provision for loan losses	148,093	63,445	84,648	359,606	179,488	180,118
Non-interest income	167,005	191,349	(24,344)	622,556	604,168	18,388
Operating expenses	346,973	359,923	(12,950)	1,083,354	1,106,157	(22,803)
Income tax	(3,948)	27,859	(31,807)	36,511	88,060	(51,549)
Net income	$36,003	$82,160	($46,157)	$229,600	$298,044	($68,444)
Net income applicable to common stock	$33,024	$79,181	($46,157)	$220,665	$289,109	($68,444)
Basic and diluted EPS	$0.12	$0.28	($0.16)	$0.79	$1.04	($0.25)

Selected Statistical Information	Third Quarter				Nine months ended September 30,
	2007		2006		2007		2006

Common Stock Data — Market price
High	$16.18		$20.12		$18.94		$21.98
Low	11.38		17.41		11.38		17.41
End	12.28		19.44		12.28		19.44
Book value per share at period end	12.94		12.38		12.94		12.38
Dividends declared per share	0.16		0.16		0.48		0.48
Dividend payout ratio	135.35%		56.25%		60.71%		45.36%
Price/earnings ratio	12.40	x	12.79	x	12.40	x	12.79	x

Profitability Ratios — Return on assets	0.30%		0.67%		0.65%		0.82%
Return on common equity	3.52		8.75		8.01		11.00
Net interest spread (taxable equivalent)	2.95		2.81		2.98		2.95
Net interest margin (taxable equivalent)	3.50		3.31		3.51		3.40
Effective tax rate	(12.32)		25.32		13.72		22.81
Overhead ratio**	49.98		49.29		42.41		47.02
Efficiency ratio ***	65.44		69.00		66.62		66.55

Capitalization Ratios - Equity to assets	8.29%		7.81%		8.21%		7.65%
Tangible equity to assets	6.77		6.32		6.68		6.17
Equity to loans	11.87		11.70		11.81		11.60
Internal capital generation	(1.20)		3.67		2.98		5.63
Tier I capital to risk – adjusted assets	10.73		10.87		10.73		10.87
Total capital to risk – adjusted assets	11.98		12.13		11.98		12.13
Leverage ratio	8.31		7.88		8.31		7.88

*	Includes loans held-for-sale.

**	Non-interest expense less non-interest income divided by net interest income.

***	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).

The Corporation, like other financial institutions, is subject to a number of risks, many of which are outside of management’s control, though efforts are made to manage those risks while optimizing returns. Among the risks to which the Corporation is subject are: (1) market risk, which is the risk that changes in market rates and prices will adversely affect the Corporation’s financial condition or results of operations, (2) liquidity risk, which is the risk that the Corporation will have insufficient cash or access to cash to meet operating needs and financial obligations,

(3) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. In addition, the Corporation is subject to legal, compliance and reputational risks, among others.
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
SUBSEQUENT EVENTS
Sale of BPNA’s Retail Bank Branches in Houston
On October 22, 2007, the Corporation announced the signing of a definitive agreement to sell the six Houston retail bank branches of BPNA to Prosperity Bank. Prosperity Bank has agreed to pay a premium of 10.10% for approximately $140 million in deposits, as well as purchase certain loans and other assets attributable to the branches. Prosperity Bank also agreed to retain all branch-based employees of BPNA’s Houston locations as part of the transaction. BPNA will continue to operate its mortgage business based in Houston as well as its franchise and small business lending activities in Texas. BPNA will also continue to maintain a retail branch in Arlington, Texas. The agreement was approved by the Boards of Directors of both banks and is expected to close during the fourth quarter of 2007. The transaction is subject to certain customary closing conditions, including receipt of regulatory approvals.
E-LOAN Restructuring Plan
On November 5, 2007, the Board of Directors of Popular adopted a Restructuring Plan for its internet financial services subsidiary E-LOAN (the “E-LOAN’s Restructuring Plan”).
Considering the losses in the operation of E-LOAN, market conditions and other factors, the Board of Directors approved a substantial reduction of marketing and personnel costs at E-LOAN. This change will include concentrating marketing investment toward the internet and the origination of first mortgage loans that are actually being sold to Government Sponsored Entities (“GSEs”). The E-LOAN Restructuring Plan continues to promote the expansion of the Internet deposit gathering initiative with BPNA.
The cost-control plan initiative at the E-LOAN subsidiary will result in the elimination of approximately 513 positions out of a total of 771 and will be substantially accomplished in the fourth quarter of 2007. As a result of the E-LOAN Restructuring Plan, operating expenses are expected to be reduced by approximately $79 million for 2008. E-LOAN’s estimated net losses for the year ended December 31, 2008 are expected to decline by $28 million, resulting principally from the reduction in operating expenses, partially offset by the related tax impact and by lower volume of loan originations in certain business channels that are impacted by this plan.
It is expected that this Plan will result in estimated restructuring charges as follows:

(In millions)	Fourth Quarter 2007
Severance	$4.4
Stay and retention bonuses	0.2
Lease terminations	4.2

Total restructuring charges	8.8
Impairment of long-lived assets	12.3
Impairment charges on definite-life intangible assets	3.1

Total estimated charges	$24.2

These estimates are preliminary as management continues to work on the E-LOAN Restructuring Plan. Further, the Corporation is currently evaluating whether this change in E-LOAN’s business model could result in impairment in the value of its recorded goodwill and trademark. As of September 30, 2007, E-LOAN’s accounting records reflect $164 million in goodwill and $64 million in trademark. The impairment valuation analysis is to be completed in the fourth quarter of 2007. Any impairment charge will not impact the regulatory capital ratios of the Corporation or its liquidity since it would be a non-cash transaction.
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
The Corporation accounts for the residual interests derived from PFH’s off-balance sheet securitizations that took place prior to 2006 as investment securities available-for-sale. Under SFAS No. 140, interest-only strips, retained interests in securitizations, or other financial assets that can contractually be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its investment, shall be subsequently measured like investments in debt securities classified as available-for-sale or trading under SFAS No. 115. In 2006, as permitted by SFAS No. 115, management determined, on a prospective basis, to begin classifying PFH’s new residual interests as trading securities and, as such, account for any changes in fair value through earnings.
On a quarterly basis, management performs a fair value analysis of PFH’s residual interests that are classified as investment securities available-for-sale and evaluates whether any unfavorable change in fair value is other-than-temporary as required under SFAS No. 115. Management’s basis in determining when these securities must be written down to fair value due to other-than-temporary impairment is based on EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” Whenever the current fair value of the residual interests classified as available-for-sale is lower than its current amortized cost, management evaluates to see if an impairment charge for the deficiency is required to be taken through earnings. If there has been an adverse change in estimated cash flows (considering both the timing and amount of flows), then residual interest security is written-down to fair value, which becomes the new amortized cost basis. During 2007, all declines in fair value in residual interests classified as available-for-sale have been considered other-than-temporary.
For residual interests classified as trading securities, the fair value determinations are also performed on a quarterly basis. SFAS No. 115 provides that changes in fair value in those securities are reflected in earnings as they occur.
During the nine-month period ended September 30, 2007, the Corporation recognized unfavorable valuation adjustments of $69.1 million in the fair value of PFH’s residual interests. Of this amount, $32.7 million corresponded to residual interests classified as available-for-sale and $36.4 million corresponded to residual interests classified as trading securities. As of September 30, 2007, the aggregate balance of all PFH’s residual interests recognized in the Corporation’s statement of financial condition was $22 million. The unpaid principal balance of mortgage loans sold in off-balance sheet securitizations to which these residual interests are associated amounted to approximately $2.2 billion at September 30, 2007, of which 51% are fixed-rate and 49% are adjustable rate mortgage loans.
During the first quarter of 2007, management reviewed the critical assumptions used in the valuation of residual interests derived from off-balance sheet securitizations performed by PFH. As indicated in the Form 10-Q for the quarter ended March 31, 2007, during the first quarter of 2007, adjustments were made to two critical assumptions utilized for the valuation of PFH’s residual interests, namely the discount rate and cumulative credit losses. During the third quarter of 2007, and as a result of further deterioration in the residential mortgage market in the U.S. mainland, management incorporated further revisions to critical assumptions used in the valuation of the residual interests, particularly in the discount rate, prepayment speed and cumulative credit loss assumptions, which are described below. There were no significant changes in the methodology or models used to value the residual interests that are described in the 2006 Annual Report.
In 2007, the subprime mortgage market has continued to experience (1) deteriorating credit performance trends, particularly in loans originated in 2005, 2006 and 2007, (2) unprecedented turmoil with subprime lenders due to increases in losses, bankruptcies and liquidity problems, (3) lower levels of housing activity and home price appreciation, and (4) a general tightening of credit standards that may adversely affect subprime borrowers when trying to refinance their mortgages. Furthermore, since the beginning of the third quarter of 2007, the U.S. credit markets have been affected by unprecedented instability and disruption, making even routine asset sales much more challenging. Credit spreads have widened significantly and rapidly, as many investors have allocated their funds to only the highest-quality financial assets such as U.S. government securities.

These factors led to an increase in cash flow uncertainty for investors in subprime mortgage securities thereby causing risk premiums to increase. Given the increase in risk premiums, along with lower liquidity for subprime mortgage securities observed in the market, in the first quarter of 2007, the Corporation changed the discount rate utilized to discount projected residual cash flows at the end of the first quarter of 2007 to 25% from 17% at the end of the fourth quarter in 2006. Market liquidity deteriorated further during the third quarter of 2007, as evidenced by wider subordinate spreads on newly issued asset-backed security transactions. As a result of the incremental market disruptions, during the third quarter of 2007, management increased again the discount rate utilized in the valuation of the residual interests to 30%.
For the reasons described below, the prepayment assumption for fixed-rate loans was changed for the third quarter 2007 valuation to 23% HEP (“home equity prepayment curve”) from the 28% HEP utilized in the previous quarter. The HEP model assumes that prepayment speeds increase evenly over the seasoning ramp of 12 months. The revised HEP percent reflects a change in the long-term projected prepayment rates for the fixed-rate mortgage collateral influenced by factors such as decreases in home prices, slowdown in the purchases and sales of both new and existing homes, and interest rates behavior, which impact refinance activity.
With respect to credit losses, reduction in home prices, declining demand for housing units leading to rising inventories, housing affordability challenges and a general tightening of underwriting standards are expected to lead to higher future cumulative credit losses. Based on an analysis by management of PFH’s historical collateral performance, risk model estimates and rating agency loss coverage levels, the cumulative credit loss assumptions were also changed during the first and third quarters of 2007. The changes in the first quarter of 2007 reflected an increase in the cumulative credit loss estimate range for the nine securitization transactions completed and accounted for as sale transactions during 2005 and 2006 of between 112 and 364 basis points. The changes in the third quarter of 2007 considered an additional increase in the cumulative credit loss estimate range for the four securitization deals completed in 2006 and 2007 of between 109 and 200 basis points, which reflect current conditions in the housing and credit markets and higher delinquencies in these vintages. Furthermore, the overall industry credit performance of mortgage collateral originated in those years is showing considerable underperformance relative to other vintages (i.e. higher delinquency levels at the same stage of seasoning), which implies higher cumulative losses than originally estimated.
Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the residual interests as of September 30, 2007. Also, the note provides a sensitivity analysis based on immediate changes to the most critical assumptions used in the valuations at September 30, 2007.
Another of the Corporation’s critical accounting policies relates to the valuation of mortgage servicing rights. As further described in Note 2 to the consolidated financial statements and in the Recent Accounting Pronouncements and Interpretations section included in this MD&A, in January 2007, the Corporation adopted SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140.” The provisions of SFAS No. 156 did not have an impact on the estimation techniques, valuation assumptions and other subjective assessments associated with the mortgage servicing rights computations. Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2007 and to Note 7 for SFAS No. 156 required disclosures.
Also, during the quarter ended March 31, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48), which also relates to one of the Corporation’s critical accounting policies, namely income taxes. As indicated in the section below, the impact of the FIN 48 adoption in the first quarter of 2007 was not material to the Corporation. Refer to Note 14 to the consolidated financial statements for information on the financial impact and required disclosures as of September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits companies to elect, on a transaction-by-transaction basis, to apply a fair value measurement to hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation under SFAS No. 133. This statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 did not have a material impact on the Corporation’s consolidated financial statements during the nine months ended September 30, 2007.
SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB No. 140”
SFAS No. 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes by class of servicing asset or liability. The Corporation adopted SFAS No. 156 in January 2007. The Corporation elected the fair value measurement for mortgage servicing rights (“MSRs”). Servicing rights associated with Small Business Administration (“SBA”) commercial loans will continue to be accounted at the lower of cost or market method. The initial impact of adoption of the fair value measurement for MSRs during the first quarter of 2007 was included as a cumulative effect of a change in accounting principle directly in stockholders’ equity and resulted in a net increase in stockholders’ equity of approximately $9.6 million, net of deferred taxes. Refer to Note 7 to the consolidated financial statements for additional information on the adoption of SFAS No. 156 disclosures.
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
EITF Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03)
EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Corporation adopted the EITF 06-03 guidance in the first quarter of 2007. The Corporation’s accounting policy is to account on a net basis for the taxes collected from customers and remitted to governmental authorities. The corresponding amounts recognized in the consolidated financial statements are not significant.
EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5)
EITF 06-5 focuses on how an entity should determine the “amount that could be realized under the insurance contract” at the balance sheet date in applying FTB 85-4, and whether the determination should be on an individual or group policy basis. At the September 2006 meeting, the Task Force affirmed as a final consensus that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable in cash to the policyholder should be discounted to their present value. Additionally, the Task Force affirmed as a final consensus the tentative conclusion that in determining “the amount that could be realized,” companies should assume that policies will be surrendered on an individual-by-individual basis, rather than surrendering the entire group policy. Also, the Task Force reached a consensus that contractual limitations on the ability to surrender a policy do not affect the amount to be reflected under FTB 85-4, but, if significant, the nature of those restrictions should be disclosed. The Corporation adopted the EITF 06-5 guidance in the first quarter of 2007 and, as a result, recorded a $0.9 million cumulative effect adjustment to beginning retained earnings (reduction of capital) for the existing bank-owned life insurance arrangement.
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are: (1) quoted market prices for identical assets or liabilities in active markets; (2) observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation will adopt the provisions of SFAS No. 157 commencing with the first quarter of 2008. The Corporation is evaluating the impact that this accounting pronouncement may have on its consolidated financial statements and disclosures.
SFAS No. 159 “Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying amount and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements,” and No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Corporation will adopt the provisions of SFAS No. 159 commencing in January 2008. Management is evaluating the impact that this accounting standard may have on its consolidated financial statements and disclosures.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1 which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 is not expected to have a material impact on the Corporation’s consolidated financial statements and disclosures.
SOP 07-01“Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”
The Statement of Position (“SOP”) 07-01 issued in June 2007 provides guidance for determining whether an entity is within the scope of the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide

for Investment Companies (“the AICPA Guide”). Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the AICPA Guide. SOP 07-01 is effective for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the FASB agreed to propose an indefinite delay of the effective dates of SOP 07-01 and, for entities that meet the definition of an “investment company” in SOP 07-01, of FSP FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”. The proposed delays, which will be exposed for comment for 30 days, will enable the FASB to add a project to its technical agenda to address the implementation issues that have arisen and possibly revise SOP 07-01. Until that occurs, affected entities should continue to follow existing guidance. Nevertheless, management is evaluating the impact, if any, that the adoption of SOP 07-01 may have on its consolidated financial statements and disclosures.
FSP FIN No. 46(R) – 7 “Application of FASB Interpretation No. 46(R) to Investment Companies”
In May 2007, the FASB issued Staff Position FSP FIN No. 46 (R) – 7, which amends the scope of the exception to FIN No. 46 (R) to indicate that investments accounted for at fair value in accordance with the specialized accounting guidance in the AICPA Guide, are not subject to consolidation under FIN No. 46 (R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Management is evaluating the impact, if any, that the adoption of this interpretation may have on its consolidated financial statements and disclosures. Also, management is considering the guidance of SOP 07-01 which was previously described that considers an indefinite delay on its implementation until further notification by the FASB.
NET INTEREST INCOME
Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and nine months ended September 30, 2007, as compared with the same periods in 2006, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico. The main sources of tax-exempt interest income are investments in obligations of some U.S. Government agencies and sponsored entities of the Puerto Rico Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under Puerto Rico laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter and nine-month period end. The marginal tax rate for Puerto Rico subsidiaries in 2007 was 39%, compared to 43.5% for BPPR and 41.5% for the other Puerto Rico subsidiaries in the quarter and nine-month periods ended September 30, 2006. The marginal tax rates for the quarter and nine months ended September 30, 2006 reflected the impact of transitory tax rate increases which expired at the end of 2006. The taxable equivalent computation considers the interest expense disallowance required by the Puerto Rico tax law, also affected by the mentioned increases in tax rates.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Non-accrual loans have been included in the respective average loan categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter and nine months ended September 30, 2007 included unfavorable impacts of $2.1 million and $7.5 million, respectively. These balances consist principally of amortization of net loan origination costs (net of origination fees), and the amortization of net premiums on loans purchased, partially offset by prepayment penalties and late payment charges. The unfavorable impacts for the quarter and nine months ended September 30, 2006 amounted to $3 million and $14.9 million, respectively. The reduction in the unfavorable impact for the third quarter of 2007, compared with the same quarter in the previous year, was mainly the result of a lower balance of premium amortized related to mortgage loans purchased by PFH, mainly in years prior to 2006, due to reduced loan prepayments and to the direct impact of the maturity run-off of the purchased mortgage loan portfolio.
Throughout 2006 and 2007 the Corporation implemented strategies to improve the net interest margin. The strategies included selling low yielding mortgage loans and not reinvesting maturities of securities due to unfavorable market conditions. These strategies, in addition to the growth of the commercial and consumer portfolios and the reduction experienced in the Corporation’s U.S. subprime mortgage loan originations, contributed to a change in the mix of earning assets.
Refer to the Financial Condition section of this MD&A for further information on the change in the different categories of earning assets.
The Corporation’s funding sources also experienced a change in its mix which contributed to the variance attributable to change in volume shown in Table B. The reduction of low yielding assets allowed the Corporation to reduce its levels of borrowed money while focusing on increasing its deposit base. The E-LOAN internet deposit gathering initiative, launched in the latter part of 2006, contributed to these efforts as well as increases in non-internet certificates of deposit, including brokered CDs and money market accounts.
The following events also influenced the increase in the taxable equivalent net interest margin:
•	Higher yields in the leasing category since the results for the third quarter of 2006 were negatively impacted by the reversal of approximately $1.3 million of interest income on a specific commercial lease financing relationship which reached non-accrual status in that period.

•	Higher yields in the mortgage loan portfolio in part as a result of higher rates for new loans, a reduction in the premium amortized for secured mortgage loans due to a reduction in prepayment speeds, and the sale of low yielding mortgage loans from the Puerto Rico operations during 2006.

•	Increase in the yield of consumer loans driven in part by higher rates for the Puerto Rico consumer loan portfolio and to a revision of the credit card uncollectible interest reserve.

•	Partially offsetting these favorable loan yield variances was a reduction in the commercial loan yield, primarily as a result of the reversal of $1.3 million in accrued interest associated with a $41.5 million construction loan relationship in the Puerto Rico operations which was categorized as an impaired loan in the third quarter of 2007 based on management’s FAS 114 analysis.
The higher cost of interest bearing deposits impacted the variance attributable to change in rates shown in Table B. The increase in cost for this category was in part the result of savings and time deposits raised through the E-LOAN platform, which carry higher rates than deposits from branches due to the competitive interest rates offered. In addition, the Corporation raised a greater volume of certificates of deposit through non-internet channels, a higher cost deposit category. Furthermore, there was an increase in the costs of money market accounts driven by competitive campaigns to attract and retain customers, mainly in the U.S. operations. The Corporation continues its strategy to reduce the use of wholesale borrowings by increasing its deposit base.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarter ended September 30,

										Variance
	Average Volume		Average Yields / Costs					Interest		Attributable to
2007	2006	Variance	2007	2006	Variance		2007	2006	Variance	Rate	Volume
($ in millions)							(In thousands)
$538	$508	$30	5.27%	5.88%	(0.61%)	Money market investments	$7,155	$7,525	($370)	($599)	$229
9,637	11,672	(2,035)	5.23	5.23	—	Investment securities	126,024	152,614	(26,590)	115	(26,705)
678	495	183	6.41	6.56	(0.15)	Trading securities	10,948	8,183	2,765	(190)	2,955

10,853	12,675	(1,822)	5.31	5.31	—		144,127	168,322	(24,195)	(674)	(23,521)

						Loans:
15,288	13,824	1,464	7.75	7.79	(0.04)	Commercial *	298,533	271,419	27,114	(1,491)	28,605
1,164	1,273	(109)	7.94	7.15	0.79	Leasing	23,107	22,766	341	2,379	(2,038)
10,804	12,053	(1,249)	7.11	6.98	0.13	Mortgage	191,955	210,432	(18,477)	3,658	(22,135)
5,619	5,123	496	10.97	10.71	0.26	Consumer	155,020	137,986	17,034	1,951	15,083

32,875	32,273	602	8.10	7.93	0.17		668,615	642,603	26,012	6,497	19,515

$43,728	$44,948	($1,220)	7.40%	7.19%	0.21%	Total earning assets	$812,742	$810,925	$1,817	$5,823	($4,006)

						Interest bearing deposits:
$4,579	$3,862	$717	2.68%	2.20%	0.48%	NOW and money market**	$30,980	$21,396	$9,584	$3,824	$5,760
5,684	5,231	453	2.03	1.34	0.69	Savings	29,028	17,735	11,293	912	10,381
11,403	10,154	1,249	4.76	4.37	0.39	Time deposits	136,817	111,877	24,940	8,392	16,548

21,666	19,247	2,419	3.60	3.11	0.49		196,825	151,008	45,817	13,128	32,689

8,638	10,607	(1,969)	5.23	5.30	(0.07)	Short-term borrowings	113,832	141,727	(27,895)	(1,643)	(26,252)
8,087	9,987	(1,900)	5.87	5.83	0.04	Medium and long-term debt	119,453	146,558	(27,105)	213	(27,318)

38,391	39,841	(1,450)	4.45	4.38	0.07	Total interest bearing liabilities	430,110	439,293	(9,183)	11,698	(20,881)
3,980	3,970	10				Non-interest bearing demand deposits
1,357	1,137	220				Other sources of funds

$43,728	$44,948	($1,220)	3.90%	3.88%	0.02%

			3.50%	3.31%	0.19%	Net interest margin

						Net interest income on a taxable equivalent basis	382,632	371,632	11,000	($5,875)	$16,875

			2.95%	2.81%	0.14%	Net interest spread

						Taxable equivalent adjustment	22,516	29,594	(7,078)

						Net interest income	$360,116	$342,038	$18,078

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.
As shown in Table C, for the nine-month period ended September 30, 2007 the net interest income on a taxable equivalent basis decreased mainly as a result of a lower benefit derived from the taxable equivalent adjustment due to the expiration of the temporary additional tax for the Puerto Rico operations and to a lower volume of exempt assets as compared to the same period in 2006. In addition, besides the factors previously described in the quarterly results, the following factors also contributed to the variance in net interest income:
•	Higher yields in commercial loans, mainly in the floating rate portfolios. As of September 30, 2007, approximately 58% of the commercial and construction loan portfolio had floating or adjustable interest rates. In September 2007, the Federal Reserve lowered the fed funds target rate by 50 basis points; however, this reduction did not have a significant impact in the 2007 average results because of its occurrence in the later part of the quarter.

•	Higher cost of short-term borrowings was primarily the result of the previously mentioned tightening performed by the Federal Reserve during 2006.

•	Increase in cost of long-term debt in part due to secured debt with floating rates derived from on-balance sheet mortgage loan transactions.

•	The overall increase in the Corporation’s cost of deposits was also affected by the lagged impact of the Fed’s rate increases and competitive pressures.
TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis
Nine-month period ended September 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2007	2006	Variance	2007	2006	Variance		2007	2006	Variance	Rate	Volume

($ in millions)							(In thousands)
$450	$586	$(136)	5.38%	5.54%	(0.16%)	Money market investments	$18,104	$24,274	$(6,170)	$(469)	$(5,701)
9,982	12,104	(2,122)	5.17	5.13	0.04	Investment securities	387,283	465,432	(78,149)	3,635	(81,784)
644	509	135	6.38	6.56	(0.18)	Trading securities	30,726	24,979	5,747	(727)	6,474

11,076	13,199	(2,123)	5.25	5.20	0.05		436,113	514,685	(78,572)	2,439	(81,011)

						Loans:
14,945	13,400	1,545	7.79	7.56	0.23	Commercial *	870,873	757,704	113,169	22,366	90,803
1,185	1,299	(114)	7.88	7.37	0.51	Leasing	70,055	71,752	(1,697)	4,823	(6,520)
11,207	12,336	(1,129)	7.12	6.86	0.26	Mortgage	598,624	634,691	(36,067)	23,579	(59,646)
5,430	5,013	417	10.84	10.51	0.33	Consumer	440,779	394,367	46,412	7,717	38,695

32,767	32,048	719	8.07	7.74	0.33		1,980,331	1,858,514	121,817	58,485	63,332

$43,843	$45,247	$(1,404)	7.36%	7.00%	0.36%	Total earning assets	$2,416,444	$2,373,199	$43,245	$60,924	$(17,679)

						Interest bearing deposits:
$4,383	$3,848	$535	2.61%	1.96%	0.65%	NOW and money market**	$85,622	$56,408	$29,214	$16,911	$12,303
5,741	5,374	367	1.99	1.33	0.66	Savings	85,481	53,286	32,195	3,481	28,714
10,837	9,772	1,065	4.71	4.13	0.58	Time deposits	381,554	301,686	79,868	40,820	39,048

20,961	18,994	1,967	3.53	2.90	0.63		552,657	411,380	141,277	61,212	80,065

9,224	11,017	(1,793)	5.19	4.78	0.41	Short-term borrowings	358,107	393,604	(35,497)	39,510	(75,007)
8,306	10,202	(1,896)	5.65	5.41	0.24	Medium and long-term debt	351,453	413,013	(61,560)	15,452	(77,012)

38,491	40,213	(1,722)	4.38	4.05	0.33	Total interest bearing liabilities	1,262,217	1,217,997	44,220	116,174	(71,954)

4,012	3,953	59				Non-interest bearing demand deposits
1,340	1,081	259				Other sources of funds

$43,843	$45,247	$(1,404)	3.85%	3.60%	0.25%

			3.51%	3.40%	0.11%	Net interest margin

						Net interest income on a taxable equivalent basis	1,154,227	1,155,202	(975)	$(55,250)	$54,275

			2.98%	2.95%	0.03%	Net interest spread

						Taxable equivalent adjustment	67,712	87,621	(19,909)

						Net interest income	$1,086,515	$1,067,581	$18,934

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

NON-INTEREST INCOME
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and nine months ended September 30, 2007 and 2006.
TABLE D
Non-Interest Income

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Service charges on deposit accounts	$49,704	$47,484	$2,220	$146,567	$142,277	$4,290

Other service fees:
Credit card fees and discounts	$25,975	$22,035	$3,940	$74,498	$66,979	$7,519
Debit card fees	16,228	15,345	883	49,184	45,349	3,835
Insurance fees	15,024	13,327	1,697	42,693	39,879	2,814
Processing fees	11,674	11,164	510	35,463	32,382	3,081
Sale and administration of investment products	8,043	7,345	698	22,614	21,451	1,163
Mortgage servicing fees, net of amortization and fair value adjustments	7,400	(1,756)	9,156	18,269	(2,423)	20,692
Trust fees	2,880	2,400	480	7,806	7,044	762
Other fees	6,140	9,777	(3,637)	20,276	29,339	(9,063)

Total other service fees	$93,364	$79,637	$13,727	$270,803	$240,000	$30,803

Net (loss) gain on sale and valuation adjustment of investment securities	($3,089)	$7,123	($10,212)	$79,857	$5,039	$74,818
Trading account (loss) profit	(2,867)	10,019	(12,886)	(6,654)	23,324	(29,978)
Gain on sale of loans and valuation adjustments on loans held-for-sale	5,991	20,113	(14,122)	37,719	96,428	(58,709)
Other operating income	23,902	26,973	(3,071)	94,264	97,100	(2,836)

Total non-interest income	$167,005	$191,349	($24,344)	$622,556	$604,168	$18,388

Variances in non-interest income for the quarter and nine months ended September 30, 2007, compared with the same periods in the previous year, were mostly impacted by:
•	Higher other service fees which are detailed by category in Table D above.
o	The favorable variance in mortgage servicing fee income was related to higher servicing fees due to growth in the portfolio of loans serviced for others which rose by approximately $5.1 billion from September 30, 2006 to the same date in 2007, and higher late payment fees derived from the serviced portfolio as a result of increased delinquencies, primarily associated with the U.S. mainland. Also, the positive variance was impacted in part by the adoption of SFAS No. 156 in 2007, which eliminated the monthly amortization of the mortgage servicing rights. As indicated in the “Recent Accounting Pronouncements and Interpretations” section of this MD&A, the Corporation elected the fair value measurement to account for residential mortgage servicing rights. The residential mortgage servicing rights are no longer amortized in proportion to and over the period of estimated net servicing income. Refer to Note 7 to the consolidated financial statements for detailed information on the adoption of SFAS No. 156. Any fair value adjustment of MSRs is being recorded in “other service fees” in the consolidated statements of operations together with the loan servicing fees charged to third-parties on the serviced portfolio. These favorable variances were partially offset by lower prepayment penalty fees on loans serviced due to a slowdown in prepayments.

o	The increase in credit card fees was the result of higher merchant fees due to increased purchase volume, and higher late payment fees due to greater volume of credit card accounts billed at a higher average rate due to a change in contract terms.

o	There were lower other fees primarily due to lower brokered loan fees related to support services provided to mortgage brokers on the origination of loans for their portfolios. These service fees were reduced as PFH discontinued the broker-origination channel as part of the Restructuring Plan.

•	Net (loss) gain on sale and valuation adjustments of investment securities for the quarter and nine-month period in 2007 and 2006 consisted of the following:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Net (loss) gain on sale of investment securities	($776)	$7,564	($8,340)	$120,443	$22,417	$98,026
Valuation adjustments of investment securities	(2,313)	(441)	(1,872)	(40,586)	(17,378)	(23,208)

Total	($3,089)	$7,123	($10,212)	$79,857	$5,039	$74,818

The unfavorable variance in net (loss) gain on sale of investment securities for the quarter ended September 30, 2007, compared with the same quarter in 2006, was principally due to the sale by BPPR during the third quarter of 2006 of FNMA securities with a carrying value of approximately $144 million at a gain of approximately $7.6 million.
The favorable variance in net gain on sale of investment securities for the nine months ended September 30, 2007, compared with the same period in 2006, was mainly due to $118.7 million in gains from the sale of the Corporation’s interest in TELPRI during the first quarter of 2007. The gain on sale of securities in 2006 were primarily associated with marketable equity securities and FNMA securities.
The variance in negative valuation adjustments of investment securities were mostly associated with PFH’s residual interests classified as available-for-sale as described in the Overview and Critical Accounting Policies / Estimates sections of this MD&A.
•	Trading account (loss) profit for the third quarter and nine-month period in 2007 and 2006 consisted of the following:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Mark-to-market of PFH’s residual interests	($12,106)	($352)	($11,754)	($36,419)	($424)	($35,995)
Other trading account profit	9,239	10,371	(1,132)	29,765	23,748	6,017

Total	($2,867)	$10,019	($12,886)	($6,654)	$23,324	($29,978)

PFH’s residual interests classified as trading securities were also unfavorably impacted by the adverse conditions in the subprime housing market and lack of liquidity which prompted the change in certain valuation assumptions as indicated in the Overview and Critical Accounting Policies / Estimates sections of this MD&A.
Moreover, the variance in other trading account profit for the nine months ended September 30, 2007, compared with the same period in 2006, was mainly due to favorable mark-to-market adjustments in the valuation of mortgage-backed securities which are guaranteed by government sponsored entities. The other trading account profit for the nine months ended September 30, 2006 included $8.5 million in trading profits associated with the pooling of approximately $464 million in mortgage loans at BPPR into FNMA mortgage-backed securities that were sold to investors during the first quarter of 2006.
•	Lower gain on sales of loans and higher negative adjustments in the valuation of loans held-for-sale, particularly mortgage loans, as follows:

	Quarter ended September 30,			Nine months ended September 30,
(In thousands)	2007	2006	$ Variance	2007	2006	$ Variance

Gain on sales of loans	$10,816	$20,113	($9,297)	$63,034	$96,428	($33,394)
Lower of cost or market valuation adjustment on loans held-for-sale	(4,825)	—	(4,825)	(25,315)	—	(25,315)

Total	$5,991	$20,113	($14,122)	$37,719	$96,428	($58,709)

Reduced gain on sales of loans for the third quarter of 2007, when compared to the third quarter of 2006, was primarily due to a reduction of $33.7 million at the Corporation’s U.S. mainland operations, due to a lower volume of loans originated and the exiting of the wholesale subprime mortgage business by PFH, lower origination volume at E-LOAN due to weakness in the U.S. mainland mortgage and housing market, and the lack of liquidity in the private secondary markets. This reduction was offset in part by a favorable variance in the Corporation’s Puerto Rico operations. Refer to the Overview section of this MD&A for further information.
The decrease in gain on sales of loans for the nine-month period ended September 30, 2007, compared to the same period in 2006, was influenced by the same factors described for the quarterly results. Furthermore, there were lower gain on the sales of SBA loans by the Corporation’s U.S. banking subsidiary.
During the nine months ended September 30, 2007, PFH completed one off-balance sheet mortgage loan securitization involving approximately $461 million in loans with realized gains of approximately $13.5 million. The mortgage loan portfolio that was securitized consisted principally of subprime mortgage loans originated by PFH in the latter part of 2006 and in 2007 by the business divisions that were shut down as part of the Restructuring Plan. During the nine months ended September 30, 2006, PFH completed three off-balance sheet mortgage loan securitizations involving approximately $1.0 billion in loans, in which the Corporation realized approximately $18.8 million in gains in connection with these transactions.
The unfavorable valuation adjustment of mortgage loans held-for-sale indicated in the table above resulted principally from deterioration in the U.S. subprime mortgage market experienced during 2007 and lack of liquidity in the private secondary markets.
OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses by major categories. Also, this table identifies the categories of the statement of income impacted by the restructuring costs related to Popular North America reportable segment. These costs are segregated to ease the financial comparison analysis.
TABLE E
Operating Expenses

				Nine months
		Quarter ended		ended		Nine months ended
		September 30,		September 30,	Restructuring	September 30,
(In thousands)	2007	2006	$ Variance	2007	Costs (“RC”)	2007 excluding RC	2006	$ Variance

Personnel costs	$152,240	$164,696	($12,456)	$494,903	$8,124	$486,779	$509,231	($22,452)
Net occupancy expenses	29,436	31,573	(2,137)	87,951	4,413	83,538	88,840	(5,302)
Equipment expenses	30,688	34,346	(3,658)	95,329	261	95,068	101,516	(6,448)
Other taxes	13,227	11,770	1,457	36,909	—	36,909	32,940	3,969
Professional fees	37,103	29,618	7,485	111,732	1,762	109,970	105,184	4,786
Communications	16,846	17,343	(497)	50,881	67	50,814	51,936	(1,122)
Business promotion	28,560	33,855	(5,295)	87,301	—	87,301	98,669	(11,368)
Printing and supplies	4,131	4,408	(277)	12,956	—	12,956	13,331	(375)
Other operating expenses	32,508	28,706	3,802	97,362	269	97,093	85,609	11,484
Impact of change in fiscal period of certain subsidiaries	—	—	—	—	—	—	9,741	(9,741)
Amortization of intangibles	2,234	3,608	(1,374)	8,030	—	8,030	9,160	(1,130)

Total	$346,973	$359,923	($12,950)	$1,083,354	$14,896	$1,068,458	$1,106,157	($37,699)

There were no significant restructuring costs incurred in the third quarter of 2007; as such, the breakdown is not included in Table E.
The reduction in personnel costs for the quarter ended September 30, 2007, compared with the same quarter in the previous year, was mainly impacted by a decline in Popular North America’s reportable segment of $11.7 million. In particular, PFH was impacted by a reduction in headcount of 579 full-time equivalent employees (“FTEs”) from September 30, 2006, as a result of the Restructuring Plan. Isolating the severance costs associated with the Restructuring Plan (refer to the Restructuring Plan section later in this MD&A for details), Popular North America’s reportable segment experienced a decline of $29.7 million in personnel costs for the nine months ended September

30, 2007, when compared to the same period in 2006. This reduction was partially offset by the impact of merit increases across the corporation’s subsidiaries, among various factors. The Corporation’s FTEs were 12,181 at September 30, 2007, a decrease of 423 FTEs from the same date in 2006.
The reduction in business promotion expenses for the quarter ended September 30, 2007, when compared to the same quarter in the previous year, was mainly impacted by the Popular North America reportable segment, which experienced a decrease of $5.7 million as a result of cost control measures on marketing expenditures on the U.S. mainland operations, primarily at E-LOAN. The decrease in net occupancy expense was related to lease contract terminations related to the closing of certain PFH offices. The reduction in equipment expenses was due to lower equipment depreciation, maintenance and repair expenses, as well as lower equipment requirements due to the streamlining of PFH’s operations. These reductions in operating expenses were partially offset by an increase in professional fees, which included higher business strategy consulting, computer service fees, temporary services, recruiting expenses, and credit collection expenses.
Similar factors influenced the variance in those operating expense categories for the nine months ended September 30, 2007, compared to the same period in 2006. Also, operating expenses were favorably impacted by the $9.7 million pre-tax loss related to the change in fiscal year at certain subsidiaries in 2006. Offsetting the favorable variances on a year-to-date basis were higher costs in the other operating expense category, consisting primarily of higher credit card interchange expenses primarily due to higher volume at a higher average rate, higher other real estate expenses related to the increased foreclosure costs and number of repossessed units, and a reserve for approximately $2.1 million related to EVERTEC de Venezuela. This later reserve is explained in the Reportable Segments section in this MD&A under the EVERTEC reporting segment.
Table A presents the Corporation’s efficiency ratio for the quarters and nine months ended September 30, 2007 and 2006. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2006 Annual Report, in determining the efficiency ratio, the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to ($3.1) million in the quarter ended September 30, 2007, compared with $11.7 million in the same quarter of the previous year. On a year-to-date basis, the non-interest income not considered recurring was $82.8 million for the nine months ended September 30, 2007, compared with $9.7 million of the same period in 2006. These amounts corresponded principally to net gains on sale and valuation adjustments of investment securities available-for-sale and gains on the sale of real estate properties.
INCOME TAX
Income tax benefit for the quarter ended September 30, 2007 amounted to $3.9 million, compared with income tax expense of $27.9 million in the same quarter of 2006. The tax benefit in the third quarter of 2007 was directly associated with the taxable loss in the Corporation’s U.S. mainland operations, which lowered the Corporation’s consolidated income before tax. Also, the decline in income tax expense was related to the decrease in the statutory tax rate applicable to Puerto Rico corporations from 43.5% and 41.5% in 2006 to 39% in 2007.
Income tax expense for the nine-month period ended September 30, 2007 amounted to $36.5 million, a decrease of $51.5 million over the amount reported for the same period in 2006. The decrease was primarily due to lower pre-tax earnings and by an increase in income subject to a lower preferential tax rate. Also, income tax expense decreased by the reduction in the statutory tax rate in the Puerto Rico operations. These decreases were partially offset by lower exempt interest income net of disallowance of expenses attributed to such exempt income, and by the reversal of several tax positions during 2006 upon the completion of various federal and Puerto Rico tax audits. The effective tax rate for the nine months ended September 30, 2007 was 13.72%, compared with 22.81% for the same period in 2006.

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
The Corporate group had a net loss of $7.9 million in the third quarter of 2007, compared with a net loss of $15.7 million in the same quarter of 2006. The Corporate group had net income of $67.6 million for the nine months ended September 30, 2007, compared to net losses of $18.1 million in the same period of the previous year. During the nine months ended September 30, 2007, the Corporate group realized net gains on the sale and valuation adjustment of investment securities approximating $107.3 million, mainly due to a gain on the sale of TELPRI shares in the first quarter of 2007, compared with $14.2 million in the same period of 2006. This favorable variance on the year-to-date results of the Corporate group was offset in part by higher income tax expense in 2007, compared to tax benefits due to a taxable loss in 2006.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $80.2 million for the quarter ended September 30, 2007, a decrease of $7.8 million, or 9%, when compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended September 30, 2007, when compared to the third quarter of 2006, included:
•	higher net interest income by $14.5 million, or 6%, primarily related to the commercial banking business;

•	higher provision for loan losses by $34.1 million, or 107%, primarily associated with higher net charge-offs mainly in the consumer and commercial loan portfolios. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.22% at September 30, 2007, compared with 2.06% at September 30, 2006. The provision for loan losses represented 136% of net charge-offs for the third quarter of 2007, compared with 103% of net charge-offs in the same period of 2006. The net charge-offs to average loans held-in-portfolio for the Banco Popular de Puerto Rico operations was 1.23% for the quarter ended September 30, 2007, compared with 0.84% in the same quarter of the previous year. The provision for the third quarter of 2007 considers deterioration in the loan portfolio in Puerto Rico due to continued slowdown in the local economy;

•	higher non-interest income by $14.7 million, or 14%, mainly due to a favorable variance in the caption of gain on sales of loans because of the aforementioned $20.1 million loss on the bulk sale of mortgage loans in the third quarter of 2006. Also, there were higher other service fees in the third quarter of 2007, principally credit cards and mortgage servicing fees. These favorable variances in non-interest income were partially offset by lower gains on the sale of investment securities influenced by the aforementioned gain on the sale of the FNMA securities in 2006;

•	higher operating expenses by $1.9 million, or 1%, primarily associated with higher professional fees, partially offset by lower personnel costs and equipment expenses; and

•	higher income taxes by $0.9 million, or 3%, primarily due to lower exempt interest income net of disallowance of expenses attributed to such exempt income, partially offset by lower pre-tax earnings and a lower statutory tax rate.
Net income for the nine months ended September 30, 2007 totaled $247.1 million, a decrease of $31.3 million, or 11%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $29.1 million, or 4%;

•	higher provision for loan losses by $87.2 million, or 98%;

•	higher non-interest income by $39.8 million, or 13%;

•	higher operating expenses by $17.4 million, or 3%; and

•	lower income tax expense by $4.4 million.

EVERTEC
EVERTEC’s net income for the quarter ended September 30, 2007 totaled $8.1 million, an increase of $0.4 million, or 5%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended September 30, 2007, when compared with the third quarter of 2006, included:
•	higher net interest income by $0.4 million;

•	higher non-interest income by $2.1 million, or 4%, as a result of higher customer debit accounts and higher electronic transactions processing fees related to the automated teller machine network;

•	higher operating expenses by $2.3 million, or 5%, primarily due to higher personnel costs and to a loss reserve established related to EVERTEC’s Venezuela operations. As of September 30, 2007, a reserve of approximately $2.1 million had been recorded to provide for expected losses on the realization of accounts receivable due from EVERTEC de Venezuela. Those accounts receivable are recorded in U.S. dollars at the official currency exchange rate. However, due to Venezuela’s uncertain political and economic market conditions and the options available to exchange “bolívares” for U.S. dollars, a loss may be realized at the time the exchange is made to pay for those accounts receivable, since the conversion is actually being made at a more unfavorable exchange rate, based on a parallel market. The accounts receivable from Venezuela operations amounted to approximately $3.0 million at September 30, 2007.

•	lower income tax expense by $0.1 million primarily due to a reduction in the tax rate from 41.5% in 2006 to 39% in 2007.
Net income for the nine months ended September 30, 2007 totaled $21.9 million, compared with net income of $18.2 million for the same period in the previous year. These results reflected:
•	higher non-interest income by $9.5 million, or 6%;

•	higher operating expenses by $5.6 million, or 4%, and

•	higher income tax expense by $1.3 million.
Popular North America
For the quarter ended September 30, 2007, net loss for the reportable segment of Popular North America totaled $44.7 million, compared to net income of $1.8 million for the third quarter of 2006. The main factors that contributed to this quarterly variance included:
•	lower net interest income by $2.2 million, or 2%;

•	higher provision for loan losses by $50.5 million, or 160%, primarily due to higher net charge-offs in the mortgage loan portfolios, especially with respect to the subprime mortgages. The ratio of allowance for loan losses to loans held-in-portfolio for the Popular North America reportable segment was 1.45% at September 30, 2007, compared with 1.10% at September 30, 2006. The provision for loan losses represented 128% of net charge-offs for the third quarter of 2007, compared with 109% of net charge-offs in the same period of 2006. The net charge-offs to average loans held-in-portfolio for the Popular North America operations was 1.53% for the quarter ended September 30, 2007, compared with 0.70% in the same quarter of the previous year.

•	lower non-interest income by $43.2 million, or 63%, mainly due to lower gain on sale of loans by $33.7 million mainly due to the exiting of the wholesale subprime mortgage business by PFH and lower volume of originations in E-LOAN due to softening in the U.S. mainland mortgage and housing market and the lack of liquidity in the private secondary markets. Also, the reduction in non-interest income includes the impact of the unfavorable valuation adjustments of PFH’s residual interests of $14.1 million in the third quarter of 2007, compared to $0.8 million in the same quarter of 2006; partially offset by higher other service fees, primarily mortgage servicing related fees;

•	lower operating expenses by $17.0 million, or 11%, mainly due to lower personnel costs, business promotion, net occupancy expenses, equipment expenses and amortization of intangibles, partially offset by higher professional fees and higher operating expenses. These variances are principally associated with PFH’s Restructuring Plan and other general variances covered in the Operating Expenses section of this MD&A; and

•	income tax benefit of $29.7 million in the third quarter of 2007 due to taxable losses, compared with income tax expense of $2.7 million in the third quarter of 2006.

Net losses for the nine months ended September 30, 2007 totaled $107.7 million, compared with net income of $20.3 million in the same period of the previous year. These results reflected:
•	lower net interest income by $22.2 million, or 5%;

•	higher provision for loan losses by $93.0 million, or 103%;

•	lower non-interest income by $125.1 million, or 66%, which includes lower gain on sale of loans by $50.1 million, the unfavorable valuation adjustments of $25.3 million in the value of mortgage loans held-for-sale and the impact of the unfavorable valuation adjustments of residual interests held by PFH. These are generally described in the Non-Interest section of this MD&A. The unfavorable valuation adjustments of residual interests amounted to $69.1 million in the nine-month period ended September 30, 2007, compared with $17.8 million in the same period of 2006.

•	lower operating expenses by $33.8 million, or 7%; mainly due to lower personnel costs due to the restructuring plan implemented at PFH, lower business promotion expenses and last year’s recognition of PFH’s subsidiaries impact of change in fiscal period which amounted to $6.2 million (increased operating expenses for 2006), partially offset by higher professional fees expenses; and

•	income tax benefit of $64.0 million for the nine-month period ended September 30, 2007, compared with income tax expense of $14.4 million in the same period in 2006.
RESTRUCTURING PLAN
As indicated in the 2006 Annual Report, in January 2007, the Corporation announced the Restructuring Plan of PFH’s businesses. The Restructuring Plan had the following four basic components:
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
For the nine-month period ended September 30, 2007, the Corporation recorded pre-tax restructuring charges in the Popular North America segment related to the Restructuring Plan as follows:

Nine months ended
(In thousands)	September 30, 2007

Severance, stay bonuses and other benefits	$8,124
Outplacement costs	1,019
Lease terminations	4,413
Others	1,340

Total restructuring costs	$14,896

There were no significant charges related to the Restructuring Plan recorded in the third quarter of 2007. The above restructuring costs were recorded substantially in the first quarter of 2007. Refer to the Operating Expenses section of this MD&A for the classification of these charges in the consolidated statements of income. Of the above restructuring costs, approximately $4.2 million were recognized as a liability as of September 30, 2007 and are expected to be paid out with operating cash flows. These costs correspond primarily to lease termination costs.
During the fourth quarter of 2006, and as a result of the Restructuring Plan, the Corporation recognized impairment charges on long-lived assets of $7.2 million, mainly associated with software and leasehold improvements, and impairment in goodwill of $14.2 million.
As of September 30, 2007, the Restructuring Plan has resulted in estimated combined charges of $36.4 million, broken down as follows:

	Impairments on
	goodwill and	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2006	$21,471	—	$21,471
March 31, 2007	—	$15,135	15,135
June 30, 2007	—	(219)	(219)
September 30, 2007	—	(20)	(20)

Total	$21,471	$14,896	$36,367

The Corporation does not expect to incur additional significant restructuring costs in the remaining quarter of 2007. Settlement amounts in lease terminations may differ and are subject to the outcome of negotiations.
It is anticipated that the cost reduction initiatives resulting from the Restructuring Plan will result in an expense reduction of approximately $39 million on an annualized basis, related to approximately $34 million in salary and benefits, $3 million in net occupancy expenses and $2 million in equipment expenses.
The Corporation exited PFH’s wholesale broker, retail mortgage and call center origination channels during the first quarter of 2007. In addition, the Corporation had previously exited PFH’s asset acquisition channel in early 2006. Certain mortgage loan assets originated through these channels are expected to run-off over a time period which may average 3 years.
Financial results for PFH’s exited operations for the third quarter 2007 were an estimated loss of $45.7 million, net of taxes. The net loss approximated $132.4 million, net of taxes, for the nine-month period ended September 30, 2007. The net loss considers the impairments in the valuation of the residual interests taken during 2007, the restructuring charges previously mentioned and increased provisioning for loan losses as a result of the credit deterioration in the subprime market.
PFH has conducted mortgage loan securitizations since 1997. Securitizations conducted prior to 2001 and certain securitizations conducted during 2005, 2006 and 2007 qualified for sale accounting under the provisions of SFAS No. 140. Accordingly, the loans sold in these off-balance sheet securitizations are not consolidated in the Corporation’s financial statements. The unpaid principal balances (“UPB”) of these sold loans amounted to $2.2 billion at September 30, 2007. The outstanding balance of residual interests and MSRs related to these off-balance sheet securitizations was $22 million and $30 million, respectively, at September 30, 2007. As previously mentioned, during the nine months ended September 30, 2007, the Corporation recognized other-than-temporary impairments amounting to $69.1 million related to these residual interests.
The business channels exited also originated mortgage loans, which were used by PFH in conducting asset securitizations that did not meet the sale criteria under SFAS No. 140; accordingly, the transactions were treated as on-balance sheet securitizations for accounting purposes. The loans that serve as collateral for these asset securitizations are referred to in this MD&A as loans “owned-in-trust” and approximated $3.7 billion as of September 30, 2007.

As of September 30, 2007, the exited lines of business also had outstanding $964 million in mortgage loans that were not sold / securitized, and are included in Table F under the column “Owned — Centralized”. The term “centralized” refers to loans originated outside PFH’s branch network, such as brokers, customer loan center and asset acquisition, among others.
Refer to Table F for a breakdown of PFH’s mortgage loans held-in-portfolio between “owned” and “owned-in-trust”. To provide a better view of the characteristics, behavior and credit exposure of the portfolio, it is segregated between those loans originated through the exited channels (“centralized”) and those originated through branches, which is the continuing business of PFH.
Of the PFH’s total mortgage loans held-in-portfolio as of September 30, 2007, $3.9 billion, or approximately 69%, had FICO® scores of 660 or below. As distinguished by coupon type, 76% of PFH’s mortgage loans held-in-portfolio had fixed-rate coupons, while 24% had adjustable rates (ARMs).
As of September 30, 2007, $251 million in ARMs were scheduled to readjust their rate for the first time between October 1, 2007 and December 31, 2007, and $478 million were scheduled to readjust their rate in 2008.
The average FICO® score for PFH’s mortgage loans held-in-portfolio was 612 as of September 30, 2007 while the average original loan-to-value ratio of the portfolio was 83.27%.
One of the characteristics of subprime loans is that their delinquency and charge-off rates tend to be higher than for agency conforming loans and “Alt-A” loans. Alt-A loans are loans usually made to borrowers who have unsteady sources of income or simply have too little documented income to qualify for a conforming loan. For the quarter ended September 30, 2007, the ratio of non-performing mortgage loans to mortgage loans held-in-portfolio for PFH amounted to 7.94%, while annualized mortgage charge-offs to average loans for the quarter amounted to 2.73%.
Also, refer to the Mortgage Loan Exposure section for additional information on PFH’s mortgage loan portfolio, maximum credit exposure in the “owned-in-trust” portfolio and certain sensitivity analyses with respect to hypothetical credit losses.

Table F
PFH Mortgage Loan Portfolio Performance Trends (excludes loans held-for-sale)

	Owned – Centralized (a)			Owned - Branches (a)
($ in millions)	9-30-07	6-30-07	12-31-06	9-30-07	6-30-07	12-31-06

Current Balance (c) ($ in millions)	$964	$971	$1,174	$1,122	$1,081	$1,017
First Liens	$808	$790	$977	$986	$948	$891
Second Liens	$156	$180	$197	$136	$134	$126
Weighted-average coupon (WAC)	8.92%	8.92%	8.78%	9.00%	9.02%	8.98%
Avg. Loan-to-Value (LTV) (d)	86.47%	86.26%	85.50%	79.38%	79.29%	79.09%
Avg. Loan Balance ($ in thousands)	$96	$93	$96	$55	$54	$52
Avg. FICO® score (e)	598	598	604	610	610	609
Bankruptcy (% of $ )	3.32%	3.44%	2.45%	3.04%	3.22%	3.52%
Total Delinquency	17.73%	17.72%	12.57%	3.80%	3.46%	4.17%
30 Days (% of $ )	4.11%	3.89%	3.29%	1.31%	0.97%	1.67%
60 Days (% of $ )	1.85%	1.88%	1.31%	0.59%	0.48%	0.42%
90+ Days (% of $ )	5.00%	4.82%	3.43%	1.26%	1.19%	1.39%
Foreclosure (% of $)	6.77%	7.13%	4.54%	0.64%	0.82%	0.69%
Business Channel
Broker	35%	37%	41%	—	—	—
Asset Acquisition	30%	32%	32%	—	—	—
Retail Mortgage (call centers)	8%	7%	9%	—	—	—
Customer Loan Center (“CLC”) (f)	24%	16%	12%	—	—	—
Decentralized (branches)	—	—	—	100%	100%	100%
Other	3%	8%	6%	—	—	—
Product Type
Fixed-rate	54%	45%	42%	100%	100%	100%
ARM (Adjustable rate mortgage)	25%	31%	37%	—	—	—
Balloon	19%	22%	19%	—	—	—
Interest only - Fixed	—	—	—	—	—	—
Interest only - ARM	2%	2%	2%	—	—	—

(a)	Owned portfolio — represents mortgage loans originated / acquired, but not sold / securitized.

(b)	Owned-in-trust — represents mortgage loans securitized in on-balance sheet securitizations, as such, are part of PFH’s portfolio under SFAS No. 140.

(c)	Excluding deferred fees, origination costs, net premiums and other items.

(d)	LTV – a lending risk ratio calculated by dividing the total amount of the mortgage or loan by the fair value of the property. The LTV presented is based on amounts at loan origination date.

(e)	FICO® — the Corporation uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

(f)	CLC — unit that anticipates possible refinancing needs of the customer and makes efforts to retain the customer by offering the company’s products.

Table F (Continued)
PFH Mortgage Loan Portfolio Performance Trends (excludes loans held-for-sale)

	Total Owned (a)			Owned-in-Trust (b)
($ in millions)	9-30-07	6-30-07	12-31-06	9-30-07	6-30-07	12-31-06

Current Balance (c) ($ in millions)	$2,086	$2,052	$2,191	$3,641	$3,947	$4,543
First Liens	$1,794	$1,738	$1,868	$3,618	$3,922	$4,511
Second Liens	$292	$314	$323	$23	$25	$32
Weighted-average coupon (WAC)	8.96%	8.97%	8.87%	7.67%	7.56%	7.55%
Avg. Loan-to-Value (LTV) (d)	82.55%	82.64%	82.66%	83.88%	83.93%	83.39%
Avg. Loan Balance ($ in thousands)	$68	$67	$69	$137	$139	$140
Avg. FICO® score (e)	606	606	607	618	617	620
Bankruptcy (% of $ )	3.17%	3.32%	2.95%	3.15%	2.80%	2.18%
Total Delinquency	10.26%	10.21%	8.66%	14.73%	11.94%	10.93%
30 Days (% of $ )	2.61%	2.35%	2.54%	4.01%	3.09%	3.48%
60 Days (% of $ )	1.18%	1.14%	0.89%	1.69%	1.31%	1.30%
90+ Days (% of $ )	2.99%	2.91%	2.48%	2.33%	2.09%	1.84%
Foreclosure (% of $)	3.48%	3.81%	2.75%	6.70%	5.45%	4.31%
Business Channel
Broker	16%	17%	22%	16%	16%	17%
Asset Acquisition	14%	15%	17%	72%	72%	72%
Retail Mortgage (call centers)	4%	4%	4%	6%	6%	6%
Customer Loan Center (“CLC”) (f)	11%	7%	6%	5%	5%	4%
Decentralized (branches)	54%	53%	46%	—	—	—
Other	1%	4%	3%	1%	1%	1%
Product Type
Fixed-rate	78%	74%	69%	65%	63%	60%
ARM (Adjustable rate mortgage)	12%	15%	20%	25%	26%	29%
Balloon	9%	10%	10%	4%	4%	4%
Interest only - Fixed	—	—	—	1%	1%	1%
Interest only - ARM	1%	1%	1%	5%	6%	6%

(a)	Owned portfolio — represents mortgage loans originated / acquired, but not sold / securitized.

(b)	Owned-in-trust — represents mortgage loans securitized in on-balance sheet securitizations, as such, are part of PFH’s portfolio under SFAS No. 140.

(c)	Excluding deferred fees, origination costs, net premiums and other items.

(d)	LTV – a lending risk ratio calculated by dividing the total amount of the mortgage or loan by the fair value of the property. The LTV presented is based on amounts at loan origination date.

(e)	FICO® — the Corporation uses external credit scores as a useful measure for assessing the credit quality of a borrower. These scores are numbers supplied by credit information providers, based on statistical models that summarize an individual’s credit record. FICO® scores, developed by Fair Isaac Corporation, are the most commonly used credit scores.

(f)	CLC — unit that anticipates possible refinancing needs of the customer and makes efforts to retain the customer by offering the company’s products.

FINANCIAL CONDITION
Refer to the consolidated financial statements included in this Form 10-Q for the Corporation’s consolidated statements of condition as of September 30, 2007, December 31, 2006 and September 30, 2006. Also, refer to Table A for financial highlights on major line items of the consolidated statements of condition.
When compared to December 31, 2006, total assets as of September 30, 2007 remained stable, reflecting a slight decrease of less than 1%. When compared to September 30, 2006, total assets as of September 30, 2007 increased by less than 1%.
A breakdown at period-end of the Corporation’s loan portfolio, its principal category of earning assets, is presented in Table G below.
TABLE G
Loans Ending Balances (including Loans Held-for-Sale)

			Variance		Variance
			September 30, 2007		September 30, 2007
	September 30,	December 31,	Vs.	September 30,	Vs.
(In thousands)	2007	2006	December 31, 2006	2006	September 30, 2006

Commercial *	$15,527,062	$14,536,837	$990,225	$14,071,713	$1,455,349
Lease financing	1,156,773	1,226,490	(69,717)	1,265,843	(109,070)
Mortgage **	10,840,576	11,695,156	(854,580)	11,252,771	(412,195)
Consumer	5,796,393	5,278,456	517,937	5,166,632	629,761

Total	$33,320,804	$32,736,939	$583,865	$31,756,959	$1,563,845

*	Includes commercial construction

**	Includes residential construction
The increase in commercial loans from December 31, 2006 to September 30, 2007 included growth in commercial mortgage, construction and SBA loans. The increase in commercial loans from September 30, 2006 to September 30, 2007 also reflected growth in those areas. Commercial construction loans, which are included within the commercial category in Table G, amounted to $1.8 billion at September 30, 2007, compared with $1.4 billion at December 31, 2006 and $1.3 billion at September 30, 2006.
The decline in mortgage loans from December 31, 2006 to September 30, 2007 was mostly due to the off-balance sheet securitization completed by PFH in the second quarter of 2007 as described in the Non-Interest Income section of this MD&A, which involved approximately $461 million in unpaid principal balance of subprime mortgage loans. Also, the reduction was in part due to lower origination volume resulting from exiting certain loan origination channels of the PFH operations and the impact of the softening in the housing market which also influenced E-LOAN’s originations. The decline in mortgage loans from September 30, 2006 to the same date in 2007 was also affected by those factors.

A breakdown of the consumer loan portfolio is presented in Table H.
TABLE H
Breakdown of Consumer Loans

			Variance		Variance
			September 30, 2007		September 30, 2007
	September 30,	December 31,	Vs.	September 30,	Vs.
(In thousands)	2007	2006	December 31, 2006	2006	September 30, 2006

Personal	$2,974,405	$2,457,619	$516,786	$2,331,814	$642,591
Auto	1,515,548	1,570,308	(54,760)	1,601,944	(86,396)
Credit cards	1,087,587	1,032,546	55,041	1,020,108	67,479
Other	218,853	217,983	870	212,766	6,087

Total	$5,796,393	$5,278,456	$517,937	$5,166,632	$629,761

The increase in personal loans from December 31, 2006 to September 30, 2007 was principally attributed to higher volume of home equity lines of credit in the Popular North America operations. The increase from September 30, 2006 to the same date in 2007 was also attributed to higher volume of home equity lines. The reduction in auto loans from December 31, 2006 and September 30, 2006 to September 30, 2007 was twofold. First, there was a decline in the auto loan portfolio of the Popular North America reportable segment as BPNA’s auto loans portfolio continues to runoff because of management’s decision to cease auto loan originations through dealer channels and instead focus on originating auto loans through the E-LOAN channel. Second, the economic slowdown in the Puerto Rico market has reduced automobile sales, which has decreased the size of the overall Puerto Rico auto loan market.
Investment securities available-for-sale (“AFS”) and held-to-maturity (“HTM”) totaled $9.2 billion at September 30, 2007, compared with $9.9 billion at December 31, 2006 and $10.5 billion at September 30, 2006.
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity is provided in Table I.
TABLE I

	September 30,	December 31,		September 30,
(In millions)	2007	2006	Variance	2006	Variance

U.S Treasury securities	$475.8	$474.8	$1.0	$493.5	($17.7)
Obligations of U.S. government sponsored entities	6,014.6	6,458.8	(444.2)	6,891.9	(877.3)
Obligations of Puerto Rico, states and political subdivisions	178.3	187.1	(8.8)	188.5	(10.2)
Collateralized mortgage obligations	1,469.7	1,645.7	(176.0)	1,713.3	(243.6)
Mortgage-backed securities	949.5	1,036.8	(87.3)	1,071.2	(121.7)
Equity securities	41.3	73.8	(32.5)	72.8	(31.5)
Other	28.6	65.2	(36.6)	84.6	(56.0)

Total	$9,157.8	$9,942.2	($784.4)	$10,515.8	($1,358.0)

The vast majority of these investment securities, or approximately 99%, are rated the equivalent of AAA by the major rating agencies. The mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are investment grade securities, all of which are rated AAA by at least one of the three major rating agencies as of September 30, 2007. All MBS held by the Corporation and approximately 83% of the CMOs held as of September 30, 2007 are guaranteed by government sponsored entities.
The decrease in the Corporation’s AFS and HTM investment securities portfolio from September 30, 2006 to the same date in 2007 was mainly due to maturities of U.S. agency securities with low rates, which were not replaced, in part because the interest spread was not favorable, and also as part of the Corporation’s strategy to deleverage the balance sheet and reduce lower yielding assets. Notes 5 and 6 to the consolidated financial statements provide additional information of the Corporation’s available-for-sale and held-to-maturity investment portfolios.

Refer to Note 10 of the consolidated financial statements for details on the composition of intangible assets.
Table J provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE J
Breakdown of Other Assets

			Variance		Variance
			September 30,		September 30,
			2007		2007
			Vs.		Vs.
	September 30,	December 31,	December 31,	September 30,	September 30,
(In thousands)	2007	2006	2006	2006	2006

Net deferred tax assets	$420,288	$359,433	$60,855	$305,943	$114,345
Bank-owned life insurance program	212,698	206,331	6,367	203,967	8,731
Servicing rights	196,992	164,999	31,993	172,323	24,669
Prepaid expenses	187,725	168,717	19,008	179,102	8,623
Investments under the equity method	85,806	66,794	19,012	65,760	20,046
Securitization advances and related assets	82,980	181,387	(98,407)	139,914	(56,934)
Derivative assets	64,981	55,413	9,568	58,427	6,554
Others	190,211	408,816	(218,605)	249,464	(59,253)

Total	$1,441,681	$1,611,890	($170,209)	$1,374,900	$66,781

Explanations for the principal variances from December 31, 2006 to September 30, 2007 were:
•	Increase in net deferred tax assets was mainly associated with the increase in the allowance for loan losses and the increase in net operating loss carryforwards, partially offset by lower unrealized losses on securities available-for-sale.

•	Increase in servicing rights was mainly due to purchased mortgage servicing rights in the Popular North America and BPPR reportable segments resulting from new servicing contracts, mortgage servicing rights derived from the off-balance sheet securitization executed by PFH in 2007, and from sales and securitizations of originated loans by the Puerto Rico operations. Also, the increase was due in part to the adoption of SFAS No. 156 during 2007, pursuant to which the Corporation elected to account for residential mortgage servicing rights at fair value. Notes 2 and 7 provide further information on the implementation impact of this accounting pronouncement.

•	The decrease in securitization advances and related assets was primarily associated to PFH’s on-balance sheet securitization performed in December 2006, which required a pre-funded amount of $66 million to be held in trust. As disclosed in the 2006 Annual Report, this pre-funded amount was classified as other asset in the consolidated statements of condition. In early 2007, PFH delivered additional loans to the securitization trust and received back the pre-funded amount.

•	Decrease in the “others” caption was mainly due to lower trade receivables. At December 31, 2006, there were securities trade receivables of $232 million for mortgage-backed securities sold prior to year-end, with a settlement date in January 2007.
Principal variances in other assets from September 30, 2006 to the same date in 2007 were mostly due to similar factors as described above.

The composition of the Corporation’s financing to total assets at September 30, 2007 and December 31, 2006 follows:

			% increase (decrease)
			from	% of total assets
	September 30,	December 31,	December 31, 2006 to	September 30,	December 31,
(Dollars in millions)	2007	2006	September 30, 2007	2007	2006

Non-interest bearing deposits	$3,975	$4,222	(5.9%)	8.4%	8.9%
Interest-bearing core deposits	15,206	14,923	1.9%	32.2%	31.5%
Other interest-bearing deposits	7,420	5,293	40.2%	15.7%	11.2%
Federal funds and repurchase agreements	6,287	5,762	9.1%	13.3%	12.2%
Other short-term borrowings	1,415	4,034	(64.9%)	3.0%	8.5%
Notes payable	8,315	8,737	(4.8%)	17.6%	18.4%
Others	858	813	5.5%	1.8%	1.7%
Stockholders’ equity	3,804	3,620	5.1%	8.0%	7.6%

A breakdown of the Corporation’s deposits at period-end is included in Table K.
TABLE K
Deposits Ending Balances

			Variance		Variance
	September 30,	December 31,	September 30, 2007 Vs.	September 30,	September 30, 2007 Vs.
(In thousands)	2007	2006	December 31, 2006	2006	September 30, 2006

Demand deposits *	$4,641,736	$4,910,848	($269,112)	$4,324,476	$317,260
Savings, NOW and money market deposits	9,328,094	9,200,732	127,362	8,397,040	931,054
Time deposits	12,631,685	10,326,751	2,304,934	10,415,929	2,215,756

Total	$26,601,515	$24,438,331	$2,163,184	$23,137,445	$3,464,070

*	Includes interest and non-interest bearing demand deposits.

The growth in time deposits was principally in brokered certificates of deposit which increased from $968 million at September 30, 2006 and $866 million at December 31, 2006 to $2.1 billion at September 30, 2007. This increase in brokered certificates of deposit is directly related to the Corporation’s decision to substitute short-term borrowings with deposits as a result of continued instability in the global financial and capital markets. Refer to the Liquidity section later in this MD&A for further information on the Corporation’s banking subsidiaries and holding companies liquidity position. Also, the increase in time deposits from December 31, 2006 to September 30, 2007 was due to competitive interest rate campaigns by BPPR focused on certificates of deposit to individuals, growth in public fund deposits and increased volume of time deposits gathered through the E-LOAN internet platform. Similar factors influenced the variance in time deposits from September 30, 2006. The time deposits gathered through E-LOAN’s internet platform approximated $866 million at September 30, 2007, compared with $426 million at December 31, 2006 and $10 million at September 30, 2006.
The increase in savings deposits from September 30, 2006 to the same date in 2007 was mainly derived from the U.S. mainland operations as a result of deposits captured through E-LOAN’s online platform. The savings deposits gathered through E-LOAN approximated $882 million at September 30, 2007, compared with $17 million at September 30, 2006, and $842 million at December 31, 2006.
The Corporation’s core deposits, which consist of demand, savings, money markets, and time deposits under $100 thousand, constituted 72% of total deposits at September 30, 2007. Certificates of deposit with denominations of $100 thousand and over at September 30, 2007 represented 28% of total deposits. The distribution of these certificates of deposit by maturity was as follows:

(In millions)

3 months or less	$2,648
3 to 6 months	1,705
6 to 12 months	1,272
Over 12 months	1,795

$7,420

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $135 million as of September 30, 2007, $136 million as of December 31, 2006 and $101 million as of September 30, 2006.
At September 30, 2007, borrowed funds totaled $16.0 billion, compared with $18.5 billion at December 31, 2006 and $19.4 billion at September 30, 2006. Refer to Note 11 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates.

Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at September 30, 2007, December 31, 2006 and September 30, 2006. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
The Corporation offers a dividend reinvestment and stock purchase plan for stockholders that allows them to reinvest dividends in shares of common stock at a 5% discount from the average market price at the time of the issuance, as well as purchase shares of common stock directly from the Corporation by making optional cash payments.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at September 30, 2007, December 31, 2006, and September 30, 2006 are presented on Table L. As of such dates, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
The average tangible equity amounted to $3.1 billion at September 30, 2007, $3.0 billion at December 31, 2006, and $3.0 billion at September 30, 2006. Total tangible equity was $3.0 billion at September 30, 2007, $2.8 billion at December 31, 2006, and $2.9 billion at September 30, 2006.
TABLE L
Capital Adequacy Data

	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Risk-based capital
Tier I capital	$3,833,675	$3,727,860	$3,738,641
Supplementary (Tier II) capital	448,673	441,591	431,443

Total capital	$4,282,348	$4,169,451	$4,170,084

Risk-weighted assets
Balance sheet items	$32,849,909	$32,519,457	$31,816,193
Off-balance sheet items	2,890,083	2,623,264	2,574,095

Total risk-weighted assets	$35,739,992	$35,142,721	$34,390,288

Average assets	$46,129,283	$46,330,505	$47,445,563

Ratios:
Tier I capital (minimum required – 4.00%)	10.73%	10.61%	10.87%
Total capital (minimum required – 8.00%)	11.98%	11.86%	12.13%
Leverage ratio *	8.31%	8.05%	7.88%

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

At September 30, 2007, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,859,199, Tier I Capital of $1,429,600, and Tier I Leverage of $1,383,878 based on a 3% ratio or $1,845,171 based on a 4% ratio according to the Bank’s classification.
OFF-BALANCE SHEET SECURITIZATION ACTIVITIES
In connection with PFH’s securitization transactions, the Corporation is a party to pooling and servicing agreements pursuant to each of which the Corporation transfers (on a servicing retained basis) certain of the Corporation’s loans to a special purpose entity, which in turn transfers the loans to a securitization trust fund that has elected to be treated as one or more Real Estate Mortgage Investment Conduits (“REMICs”). The two-step transfer of loans by the Corporation to a securitization trust fund, in which the Company surrenders control over the loans, is accounted for as a sale to the extent that consideration other than beneficial interests is received in exchange. SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered. When the Corporation transfers financial assets and the transfer does not comply with any one of the SFAS No. 140 criteria, the Corporation is then prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing.

The trusts created as part of off-balance sheet mortgage loans securitizations, conducted prior to 2001, in 2005, 2006 and 2007, are not consolidated in the Corporation’s financial statements since the transactions qualified for sale accounting based on the provisions of SFAS No. 140. The investors and the securitization trusts have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity or the securitization trust funds. At September 30, 2007 and 2006, these trusts held approximately $2.2 billion and $2.6 billion, respectively, in assets in the form of mortgage loans and repossessed properties. Their liabilities in the form of debt principal due to investors approximated $2.2 billion at September 30, 2007 and $2.5 billion at September 30, 2006. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of interest-only securities. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and interest-only securities retained by the Corporation are recorded in the statements of condition at fair value.
CREDIT RISK MANAGEMENT AND LOAN QUALITY
Table M summarizes the movement in the allowance for loan losses and presents several loan loss statistics for the quarters and nine months ended September 30, 2007 and 2006.
TABLE M
Allowance for Loan Losses and Selected Loan Losses Statistics

	Third Quarter					Nine months ended September 30,
(Dollars in thousands)	2007		2006		Variance	2007		2006		Variance

Balance at beginning of period	$564,847		$483,815		$81,032	$522,232		$461,707		$60,525
Provision for loan losses	148,093		63,445		84,648	359,606		179,488		180,118
Impact of change in reporting period *	—		—		—	—		2,510		(2,510)

	712,940		547,260		165,680	881,838		643,705		238,133

Losses charged to the allowance:
Commercial (including construction)	23,615		12,606		11,009	62,475		38,031		24,444
Lease financing	5,670		6,599		(929)	18,278		18,622		(344)
Mortgage	44,755		15,515		29,240	88,855		40,898		47,957
Consumer	54,247		39,862		14,385	156,935		104,141		52,794

Subtotal	128,287		74,582		53,705	326,543		201,692		124,851

Recoveries:
Commercial (including construction)	6,101		4,048		2,053	13,070		12,776		294
Lease financing	1,503		3,190		(1,687)	6,011		9,263		(3,252)
Mortgage	188		186		2	1,039		612		427
Consumer	7,828		7,237		591	24,858		22,675		2,183

Subtotal	15,620		14,661		959	44,978		45,326		(348)

Net loans charged-off:
Commercial	17,514		8,558		8,956	49,405		25,255		24,150
Lease financing	4,167		3,409		758	12,267		9,359		2,908
Mortgage	44,567		15,329		29,238	87,816		40,286		47,530
Consumer	46,419		32,625		13,794	132,077		81,466		50,611

Subtotal	112,667		59,921		52,746	281,565		156,366		125,199

Balance at end of period	$600,273		$487,339		$112,934	$600,273		$487,339		$112,934

Ratios:
Net charge-offs to average loans held-in-portfolio	1.39%		0.77%			1.17%		0.67%
Provision to net charge-offs	1.31	x	1.06	x		1.28	x	1.15	x

*	Represents the net effect of provision for loan losses, less net charge-offs corresponding to the impact of the change in fiscal period at certain subsidiaries (as described in the 2006 Annual Report).

Also, Table N presents annualized net charge-offs to average loans by loan category for the quarters and nine-month periods ended September 30, 2007 and 2006.
TABLE N
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Commercial (including construction)	0.46%	0.25%	0.44%	0.25%
Lease financing	1.43	1.07	1.38	0.96
Mortgage	1.70	0.55	1.09	0.46
Consumer	3.32	2.58	3.29	2.20

	1.39%	0.77%	1.17%	0.67%

The increase in the ratio of commercial loans net charge-offs to average loans held-in-portfolio for the quarter and nine-month period was mostly associated with deterioration in the economic conditions in Puerto Rico, triggered in part by the local government’s budgetary imbalance, the new sales tax implemented at the end of 2006 and higher cost of living which has impacted consumer spending and, therefore, has negatively impacted certain industries and commercial businesses. The ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 0.52% for the quarter ended September 30, 2007, compared to 0.28% for the third quarter of 2006. Also, an increase was experienced in the Popular North America reportable segment, whose ratio was 0.38% for the third quarter of 2007, compared with 0.20% for the same quarter in the previous year.
The increase in net charge-offs to average loans held-in-portfolio in the lease financing portfolio during the quarter and nine-month periods was the result of higher delinquencies in the Banco Popular de Puerto Rico reportable segment. This was partially offset by a decrease in net charge-offs to average loans held-in-portfolio in the lease financing portfolio of the Popular North America operations. There was a large amount of charge-offs in the U.S. leasing subsidiary during 2006 related to a particular customer lending relationship.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio increased primarily due to the slowdown in the housing sector and higher delinquency levels experienced in the U.S. mainland, primarily in the Corporation’s subprime mortgage loan portfolio. This increase also reflects the impact of the reduction in the mortgage loan portfolio at PFH. The increase in net charge-offs on mortgage loans for the quarter ended September 30, 2007, compared with the third quarter in 2006, included an increase of $16.1 million in net charge-offs on second liens mortgages at PFH. Refer to the Overview of Mortgage Loan Exposure section in this MD&A for information on PFH’s mortgage loan portfolio, including credit statistics. Deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans. However, no significant increase in losses has occurred. The mortgage loans net charge-off to average mortgage loans held-in-portfolio ratio in the Puerto Rico operations was 0.05% for the nine months ended September 30, 2007. Historically, the Corporation has experienced a low level of losses in its Puerto Rico mortgage loan portfolio.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose primarily due to higher delinquencies in the Puerto Rico operations. This primarily reflects the impact of a slowdown in the Puerto Rico economy. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 4.07% for the quarter ended September 30, 2007, compared to 2.80% for the third quarter of 2006.

NON-PERFORMING ASSETS
A summary of non-performing assets, which includes past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure, is presented in Table O, along with certain credit quality metrics. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2006 Annual Report.
TABLE O
Non-Performing Assets

					$ Variance			$ Variance
		As a		As a	September 30,		As a	September 30,
		percentage		percentage	2007		percentage	2007
		of loans		of loans	Vs.		of loans	Vs.
	September 30,	HIP*	December 31,	HIP*	December 31,	September 30,	HIP*	September 30,
(Dollars in thousands)	2007	by category	2006	by category	2006	2006	by category	2006

Commercial (including construction)	$328,253	2.1%	$158,214	1.1%	$170,039	$156,242	1.1%	$172,011
Lease financing	12,954	1.1	11,898	1.0	1,056	14,569	1.2	(1,615)
Mortgage	614,596	5.9	499,402	4.5	115,194	438,684	4.1	175,912
Consumer	52,630	0.9	48,074	0.9	4,556	44,666	0.9	7,964

Total non-performing loans	1,008,433	3.1	717,588	2.2	290,845	654,161	2.1	354,272
Other real estate	133,508		84,816		48,692	83,636		49,872

Total non-performing assets	$1,141,941	3.47%	$802,404	2.51%	$339,537	$737,797	2.36%	$404,144

Accruing loans past due 90 days or more	$108,841		$99,996		$8,845	$92,201		$16,640

Non-performing assets to total assets	2.42%		1.69%			1.57%
Allowance for loan losses to loans held-in-portfolio	1.82		1.63			1.56
Allowance for loan losses to non-performing assets	52.57		65.08			66.05
Allowance for loan losses to non-performing loans	59.53		72.78			74.50

*	HIP = “held-in-portfolio”

The increase in non-performing mortgage loans was mainly due to the continued deterioration in the subprime market in the U.S. mainland as well as higher delinquencies triggered by deteriorating economic conditions in Puerto Rico. Refer to the Overview of Mortgage Loan Exposure section in this MD&A for information on the Corporation’s subprime mortgage loan portfolio for Puerto Rico operations (BPPR reportable segment), BPNA and PFH’s mortgage loan portfolio.
The rise in non-performing commercial loans reflected principally the current economic conditions, primarily in Puerto Rico. Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q for further information on Puerto Rico’s current economic condition. Also, there was an increase in non-performing commercial loans in the Corporation’s U.S. operations. Non-performing loans as of September 30, 2007 included 85% secured by real estate. As indicated in the Net Interest Income section of this MD&A, during the third quarter of 2007, the Corporation classified a $41.5 million construction loan in impaired status under FAS 114 and reversed $1.3 million in interest income.
Other real estate owned, representing real estate property acquired through foreclosure, increased principally in the Popular North America reportable segment. This increase is directly related to higher delinquencies in the mortgage sector and a higher volume of properties being foreclosed. Furthermore, with the slowdown in the U.S. housing market, there is a continued economic deterioration in certain geographic areas, which also has a softening effect on the market for resale of repossessed real estate properties.
Accruing loans past due 90 days or more are composed primarily of credit cards, FHA / VA and other insured mortgage loans, and delinquent mortgage loans included in the Corporation’s financial statements pursuant to

GNMA’s buy-back option program. Under SFAS No. 140, servicers of loans underlying Ginnie Mae mortgage-backed securities must report as their own assets the defaulted loans that they have the option to purchase, even when they elect not to exercise that option. Also, accruing loans past due 90 days or more include residential conventional loans purchased from other financial institutions that, although delinquent, the Corporation has received timely payment from the sellers / servicers, and, in some instances, have partial guarantees under recourse agreements.
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of September 30, 2007 reflects the prevailing negative economic outlook, particularly in the non-prime mortgage business, and the deterioration in Puerto Rico’s economy.
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
Under SFAS No. 114, the Corporation considers a commercial loan to be impaired when the loan amounts to $250,000 or more and interest and / or principal is past due 90 days or more, or, when the loan amounts to $500,000 or more and based on current information and events, management considers that the debtor will be unable to pay all amounts due according to the contractual terms of the loan agreement.
The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 at September 30, 2007, December 31, 2006 and September 30, 2006 were:

	September 30, 2007		December 31, 2006		September 30, 2006
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$196.5	$56.4	$125.7	$37.0	$94.0	$25.4
No valuation allowance required	121.7	—	82.5	—	74.5	—

Total impaired loans	$318.2	$56.4	$208.2	$37.0	$168.5	$25.4

With respect to the $121.7 million portfolio of impaired commercial loans for which no allowance for loan losses was required at September 30, 2007, management followed SFAS 114 guidance. As prescribed by SFAS 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $121.7 million impaired commercial loans were collateral dependent loans. Management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell, which was deemed adequate to cover any losses at September 30, 2007.

Average impaired loans during the third quarter of 2007 and 2006 were $297 million and $148 million, respectively. The Corporation recognized interest income on impaired loans of $2.1 million and $0.7 million for the quarters ended September 30, 2007 and September 30, 2006, respectively, and $6.3 million and $2.4 million for the nine months ended on those same dates, respectively.
In addition to the non-performing loans included in Table N, there were $65 million of loans at September 30, 2007, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. At December 31, 2006 and September 30, 2006, these potential problem loans approximated $103 million and $54 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing at September 30, 2007, adjusted non-performing assets would have been $1.1 billion, or 3.31% of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 62.80%. At December 31, 2006, adjusted non-performing assets would have been $754 million, or 2.36%, of loans held-in-portfolio and the allowance to non-performing loans ratio would have been 78.00%. At September 30, 2006, adjusted non-performing assets would have been $693 million, or 2.21%, of loans held-in-portfolio and the allowance to non-performing loans would have been 79.96%.
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
Refer to Part II – Other Information, Item 1A. Risk Factors, included in this Form 10-Q, for further information on Puerto Rico’s current economic condition.
At September 30, 2007, the Corporation had $889 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $50 million are uncommitted lines of credit. Of these total credit facilities granted, $773 million in loans were outstanding at September 30, 2007. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of September 30, 2007, the Corporation had outstanding $178 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 5 and 6 to the consolidated financial statements for additional information. Of that total, $155 million is exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $55 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by Standard & Poor’s Rating Services (“S&P”), another nationally-recognized credit rating agency.

OVERVIEW OF MORTGAGE LOAN EXPOSURE
The following Table P provides information on the Corporation’s mortgage loan exposure (for loans held-in-portfolio, thus excludes loans held-for-sale) at September 30, 2007. Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans.
Table P

(In millions)	Prime loans	Subprime loans	Total

Banco Popular de Puerto Rico	$1,128	$1,197	$2,325
Popular North America:
Banco Popular North America	534	1,169	1,703
Popular Financial Holdings:
- Owned-in-trust	1,275	2,365	3,640
- Owned - originated through wholesale channels (“centralized”)	217	747	964
- Owned - originated through consumer branches	305	814	1,119

Sub-total	$3,459	$6,292	$9,751
Other not classified as prime or subprime loans			729

Total			$10,480

BPPR’s mortgage loans held-in-portfolio that are considered subprime under the above definition approximated 51% of its total mortgage loans held-in-portfolio as of September 30, 2007 based on amounts presented on the table above. The Corporation, however, believes that the particular characteristics of this subprime portfolio limit its exposure under current market conditions. BPPR’s loans are fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans. However, BPPR has not to date experienced significant increases in losses. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 0.11% for the nine months ended September 30, 2007.
BPNA’s mortgage loans held-in-portfolio considered subprime under the above definition approximated 69% of its total mortgage loans held-in-portfolio as of September 30, 2007. This portfolio has principally two products — either 7/1 ARMs (fixed-rate interest until end of year seven in which interest rate begins to reset annually until maturity) or fixed-rate mortgages. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates, however, the levels of non-accruing mortgage loans in BPNA’s subprime mortgage portfolio have performed much better than the Corporation’s subprime portfolio at PFH. The non-accruing loans to loans held-in-portfolio ratio for BPNA’s subprime mortgage loans was 2.65% at September 30, 2007. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 0.94% for the nine months ended September 30, 2007.
In the past, PFH originated mortgage loans through various channels including bulk acquisitions, mortgage loan brokers and its retail branch network. As part of the 2007 Restructuring Plan, PFH ceased originating loans through all channels except for loans originated directly through its consumer finance branches and the customer loan center. This has resulted in a significant reduction in total origination of mortgage loans at PFH. Table Q provides information on PFH’s mortgage loans held-in-portfolio segregated between owned and “owned-in-trust”, prime and subprime, first and second liens, and by origination channel (centralized Vs. branches as defined in the Restructuring Plan section of this MD&A). To assist investors in analyzing the trend in PFH’s mortgage loan exposure, Tables R and S include information as of June 30, 2007 and December 31, 2006, respectively.

Table Q
Mortgage Loan Exposure at Popular Financial Holdings — (excludes mortgage loans held for sale)
As of September 30, 2007

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned portfolio — Centralized
1st Liens	$177,127	$35,485	$43,635	$38,353	$25,667	$33,987
Average FICO® — Score	711	697	706	708	716	720
Loan-to-value — Average	78.41%	83.35%	77.63%	83.34%	78.70%	74.20%
% Fixed-rate	72%	87%	47%	50%	94%	94%
% ARM	28%	13%	53%	50%	6%	6%
Delinquencies %	5.09%	3.60%	11.62%	0.00%	1.00%	7.09%
Non-performing %	3.98%	3.58%	10.42%	0.00%	1.00%	2.87%
Charge-offs % — Third Quarter 2007 (a)	0.82%	0.00%	2.97%	0.00%	0.00%	0.25%

Prime mortgage loans — Owned portfolio — Centralized
Second Liens	$40,192	$1,509	$6,480	$26,550	$3,133	$2,520
Average FICO® — Score	702	697	701	701	704	709
Loan-to-value — Average	92.95%	95.92%	93.08%	97.08%	95.94%	69.99%
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	4.01%	4.22%	13.93%	2.01%	3.02%	0.62%
Non-performing %	2.10%	4.22%	8.24%	0.92%	0.00%	0.00%
Charge-offs % — Third Quarter 2007 (a)	0.28%	0.00%	0.00%	0.00%	0.00%	5.00%

Prime mortgage loans — Owned portfolio — Branches
1st Liens	$270,834	$69,984	$82,418	$42,461	$24,703	$51,268
Average FICO® — Score	713	704	710	712	716	721
Loan-to-value — Average (c)	75.27%	75.80%	75.38%	74.04%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	0.17%	0.06%	0.08%	0.11%	0.54%	0.32%
Non-performing %	0.03%	0.00%	0.00%	0.00%	0.00%	0.16%
Charge-offs % — Third Quarter 2007 (a)	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Prime mortgage loans — Owned portfolio — Branches
Second Liens	$33,972	$13,267	$11,779	$4,501	$1,840	$2,585
Average FICO® — Score	696	688	694	702	706	708
Loan-to-value — Average (c)	83.72%	83.91%	84.14%	81.67%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	0.24%	0.11%	0.22%	0.54%	0.00%	0.68%
Non-performing %	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Charge-offs % — Third Quarter 2007 (a)	2.19%	0.00%	2.32%	7.78%	2.97%	0.09%

TOTAL Prime mortgage loans — Owned portfolio	$522,125	$120,245	$144,312	$111,865	$55,343	$90,360
Average FICO® — Score	708	697	704	706	713	719
Loan-to-value — Average	81.05%	80.45%	79.55%	86.43%	84.82%	73.35%
% Fixed-rate	90%	96%	84%	83%	97%	98%
% ARM	10%	4%	16%	17%	3%	2%
Delinquencies %	2.14%	1.16%	4.21%	0.54%	0.87%	2.88%
Non-performing %	1.53%	1.11%	3.52%	0.22%	0.46%	1.17%
Charge-offs % — Third Quarter 2007 (a)	0.45%	0.00%	1.13%	0.32%	0.10%	0.22%

Table Q (Continued)

As of September 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned-in-Trust
1st Liens	$1,268,586	$0	$74,972	$388,829	$420,305	$384,480
Average FICO® — Score	713	—	696	705	717	717
Loan-to-value — Average	83.23%	—	83.44%	84.69%	80.59%	84.27%
% Fixed-rate	84%	—	45%	64%	96%	98%
% ARM	16%	—	55%	36%	4%	2%
Delinquencies %	1.58%	—	2.81%	2.38%	0.95%	1.21%
Non-performing %	0.75%	—	0.79%	1.09%	0.52%	0.65%
Charge-offs % — Third Quarter 2007 (a)	0.23%	—	1.61%	0.16%	0.06%	0.19%

Prime mortgage loans — Owned-in-Trust
Second Liens	$6,727	$0	$0	$104	$225	$6,398
Average FICO® — Score	712	—	—	687	684	713
Loan-to-value — Average	92.49%	—	—	100.00%	89.71%	92.49%
% Fixed-rate	100%	—	—	100%	100%	100%
% ARM	0%	—	—	0%	0%	0%
Delinquencies %	0.40%	—	—	0.00%	0.00%	0.42%
Non-performing %	0.40%	—	—	0.00%	0.00%	0.42%
Charge-offs % — Third Quarter 2007 (a)	0.00%	—	—	0.00%	0.00%	0.00%

TOTAL Prime mortgage loans — Owned-in-Trust	$1,275,313	$0	$74,972	$388,933	$420,530	$390,878
Average FICO® — Score	713	—	696	705	717	717
Loan-to-value — Average	83.48%	—	83.44%	84.71%	80.62%	84.78%
% Fixed-rate	84%	—	45%	64%	96%	98%
% ARM	16%	—	55%	36%	4%	2%
Delinquencies %	1.57%	—	2.81%	2.38%	0.95%	1.19%
Non-performing %	0.75%	—	0.79%	1.09%	0.52%	0.65%
Charge-offs % — Third Quarter 2007 (a)	0.23%	—	1.60%	0.16%	0.06%	0.19%

Subprime mortgage loans — Owned portfolio — Centralized
1st Liens	$630,869	$186,129	$152,020	$137,291	$47,589	$107,840
Average FICO® — Score	565	565	567	566	563	564
Loan-to-value — Average	83.11%	89.63%	81.76%	86.29%	85.11%	76.86%
% Fixed-rate	66%	86%	53%	39%	79%	80%
% ARM	34%	14%	47%	61%	21%	20%
Delinquencies %	21.64%	6.01%	25.51%	26.40%	25.56%	35.37%
Non-performing %	14.59%	2.64%	17.85%	18.21%	18.88%	24.12%
Charge-offs % — Third Quarter 2007 (a)	2.50%	0.00%	2.59%	4.56%	2.41%	2.77%

Subprime mortgage loans — Owned portfolio — Centralized
Second Liens	$115,740	$4,616	$18,044	$78,174	$5,962	$8,944
Average FICO® — Score	569	597	583	565	573	560
Loan-to-value — Average	93.27%	94.77%	94.08%	97.80%	98.29%	70.85%
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	20.44%	6.39%	16.27%	22.26%	12.80%	25.30%
Non-performing %	11.53%	6.08%	9.62%	12.39%	5.90%	14.35%
Charge-offs % — Third Quarter 2007 (a)	45.82%	0.00%	27.62%	48.72%	63.25%	62.67%

Table Q (Continued)

As of September 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Subprime mortgage loans — Owned portfolio — Branches
1st Liens	$711,667	$234,358	$217,369	$92,064	$56,030	$111,846
Average FICO® — Score	573	587	566	566	568	571
Loan-to-value — Average (c)	76.66%	75.21%	77.63%	77.94%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	4.98%	1.86%	5.37%	8.14%	9.46%	5.90%
Non-performing %	2.61%	0.40%	2.82%	4.77%	5.93%	3.40%
Charge-offs % — Third Quarter 2007 (a)	0.51%	0.00%	0.27%	0.84%	1.31%	1.18%

Subprime mortgage loans — Owned portfolio — Branches
Second Liens	$102,029	$41,250	$35,777	$11,706	$6,535	$6,761
Average FICO® — Score	579	603	571	555	558	565
Loan-to-value — Average (c)	83.58%	83.07%	83.86%	84.67%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	6.59%	2.18%	8.52%	11.50%	13.06%	8.55%
Non-performing %	2.63%	0.60%	3.36%	5.66%	5.43%	3.13%
Charge-offs % — Third Quarter 2007 (a)	9.82%	1.36%	7.06%	33.53%	19.37%	13.35%

TOTAL Subprime mortgage loans — Owned portfolio	$1,560,305	$466,353	$423,210	$319,235	$116,116	$235,391
Average FICO® — Score	572	588	569	564	565	567
Loan-to-value — Average	83.05%	81.35%	81.69%	90.00%	89.77%	75.47%
% Fixed-rate	86%	94%	83%	74%	91%	91%
% ARM	14%	6%	17%	26%	9%	9%
Delinquencies %	12.97%	3.59%	13.34%	19.58%	16.43%	20.21%
Non-performing %	8.12%	1.37%	8.56%	12.45%	11.21%	13.30%
Charge-offs % — Third Quarter 2007 (a)	5.62%	0.13%	2.81%	15.62%	6.17%	4.84%

Subprime mortgage loans — Owned-in-Trust
1st Liens	$2,349,009	$0	$361,136	$915,538	$449,400	$622,935
Average FICO® — Score	572	—	575	569	576	571
Loan-to-value — Average	83.72%	—	84.65%	83.38%	83.25%	83.94%
% Fixed-rate	63%	—	29%	50%	86%	84%
% ARM	37%	—	71%	50%	14%	16%
Delinquencies %	21.76%	—	17.62%	24.82%	17.18%	22.96%
Non-performing %	13.44%	—	10.90%	15.34%	10.07%	14.54%
Charge-offs % — Third Quarter 2007 (a)	2.68%	—	2.38%	3.04%	2.13%	2.71%

Subprime mortgage loans — Owned-in-Trust
Second Liens	$16,321	$0	$55	$609	$526	$15,131
Average FICO® — Score	568	—	609	594	560	568
Loan-to-value — Average	94.60%	—	100.00%	98.73%	95.91%	94.44%
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	30.24%	—	0.00%	5.89%	33.78%	31.20%
Non-performing %	21.70%	—	0.00%	0.00%	33.78%	22.24%
Charge-offs % — Third Quarter 2007 (a)	10.48%	—	0.00%	36.21%	0.00%	9.79%

Table Q (Continued)

As of September 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
TOTAL Subprime mortgage loans – Owned-in-Trust	$2,365,330	$0	$361,191	$916,147	$449,926	$638,066
Average FICO® — Score	572	—	575	569	576	571
Loan-to-value – Average	84.09%	—	84.66%	83.42%	83.31%	84.80%
% Fixed-rate	63%	—	29%	50%	86%	85%
% ARM	37%	—	71%	50%	14%	15%
Delinquencies %	21.82%	—	17.62%	24.81%	17.20%	23.16%
Non-performing %	13.50%	—	10.90%	15.33%	10.10%	14.72%
Charge-offs % — Third Quarter 2007 (a)	2.74%	—	2.38%	3.07%	2.12%	2.88%

Loans without FICO scores	$4,064	$3,441	$232	$0	$0	$391

TOTAL — PFH — Mortgage Loans (b)	$5,727,137	$590,039	$1,003,917	$1,736,180	$1,041,915	$1,355,086
Average FICO® — Score	612	611	600	604	629	617
Loan-to-value – Average	83.27%	81.13%	82.04%	85.95%	82.86%	82.89%
% Fixed-rate	76%	95%	61%	60%	91%	90%
% ARM	24%	5%	39%	40%	9%	10%
Delinquencies %	13.09%	3.07%	12.79%	17.26%	9.69%	14.96%
Non-performing %	7.94%	1.31%	8.11%	10.64%	5.84%	9.51%
Charge-offs % — Third Quarter 2007	2.73%	0.10%	2.32%	4.59%	1.66%	2.29%

Deferred fees, origination costs, net premiums and other items	115,686

PFH Total Mortgage Loans HIP	$5,842,823

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of June 30, 2007 and September 30, 2007 for these business areas.

(b)	Includes loans without FICO® scores.

(c)	Average LTV for total vintages in "owned portfolio-branches" considers only the vintages for which the average LTV is available.

Table R
Mortgage Loan Exposure at Popular Financial Holdings — (excludes mortgage loans held for sale)
As of June 30, 2007

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(In thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned portfolio — Centralized
1st Liens	$186,663	$24,702	$50,623	$44,957	$28,358	$38,023
Average FICO® — Score	711	698	703	708	713	720
Loan-to-value — Average	77.08%	76.68%	78.29%	82.45%	78.60%	72.90%
% Fixed-rate	67%	77%	40%	50%	92%	95%
% ARM	33%	23%	60%	50%	8%	5%
Delinquencies %	4.03%	0.70%	10.50%	0.21%	1.35%	4.08%
Non-performing %	3.26%	0.00%	9.98%	0.00%	0.91%	2.04%
Charge-offs % — Second Quarter 2007 (a)	0.04%	0.00%	0.00%	0.00%	0.00%	0.17%

Prime mortgage loans — Owned portfolio — Centralized
Second Liens	$45,018	$1,366	$6,538	$31,748	$3,155	$2,211
Average FICO® — Score	702	697	698	702	707	709
Loan-to-value — Average	93.72%	92.76%	92.88%	97.15%	96.61%	72.30%
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	3.97%	0.00%	15.59%	2.28%	0.00%	1.82%
Non-performing %	1.81%	0.00%	10.16%	0.39%	0.00%	1.30%
Charge-offs % — Second Quarter 2007 (a)	0.81%	0.00%	0.00%	0.90%	2.04%	0.00%

Prime mortgage loans — Owned portfolio — Branches
1st Liens	$251,993	$39,883	$86,279	$44,515	$26,818	$54,498
Average FICO® — Score	713	698	710	711	716	721
Loan-to-value — Average (c)	74.63%	74.26%	75.21%	73.62%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	0.24%	0.23%	0.00%	0.18%	1.04%	0.27%
Non-performing %	0.02%	0.00%	0.00%	0.08%	0.00%	0.03%
Charge-offs % — Second Quarter 2007 (a)	0.20%	0.00%	0.00%	0.00%	0.00%	0.85%

Prime mortgage loans — Owned portfolio — Branches
Second Liens	$34,143	$9,560	$14,785	$5,201	$2,053	$2,544
Average FICO® — Score	696	690	693	700	704	709
Loan-to-value — Average (c)	84.31%	84.60%	84.56%	82.86%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	0.41%	0.16%	0.15%	0.96%	1.51%	0.93%
Non-performing %	0.03%	0.00%	0.00%	0.00%	0.00%	0.46%
Charge-offs % — Second Quarter 2007 (a)	0.04%	0.00%	0.00%	0.00%	0.00%	0.48%

TOTAL — Prime mortgage loans — Owned portfolio	$517,817	$75,511	$158,225	$126,421	$60,384	$97,276
Average FICO® — Score	707	694	702	705	712	719
Loan-to-value — Average	81.24%	79.43%	79.92%	86.88%	84.74%	72.79%
% Fixed-rate	88%	93%	81%	82%	96%	98%
% ARM	12%	7%	19%	18%	4%	2%
Delinquencies %	1.94%	0.37%	4.02%	0.75%	1.14%	1.81%
Non-performing %	1.34%	0.00%	3.61%	0.13%	0.43%	0.86%
Charge-offs % — Second Quarter 2007 (a)	0.19%	0.00%	0.00%	0.23%	0.10%	0.56%

Table R (Continued)

As of June 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned-in-Trust
1st Liens	$1,348,823	$0	$84,719	$427,445	$439,743	$396,916
Average FICO® — Score	712	—	693	705	716	717
Loan-to-value — Average	83.12%	—	83.42%	84.92%	80.54%	83.84%
% Fixed-rate	81%	—	42%	59%	95%	97%
% ARM	19%	—	58%	41%	5%	3%
Delinquencies %	1.19%	—	2.25%	1.55%	0.72%	1.09%
Non-performing %	0.68%	—	1.44%	0.84%	0.31%	0.77%
Charge-offs % — Second Quarter 2007 (a)	0.09%	—	0.00%	0.01%	0.08%	0.22%

Prime mortgage loans — Owned-in-Trust
Second Liens	$7,140	$0	$55	$101	$386	$6,598
Average FICO® — Score	710	—	684	671	704	710
Loan-to-value — Average	92.17%	—	100.00%	100.00%	93.42%	92.01%
% Fixed-rate	100%	—	0%	100%	100%	100%
% ARM	0%	—	100%	0%	0%	0%
Delinquencies %	0.60%	—	0.00%	0.00%	0.00%	0.65%
Non-performing %	0.60%	—	0.00%	0.00%	0.00%	0.65%
Charge-offs % — Second Quarter 2007 (a)	0.00%	—	0.00%	0.00%	0.00%	0.00%

TOTAL Prime mortgage loans — Owned-in-Trust	$1,355,963	$0	$84,774	$427,546	$440,129	$403,514
Average FICO® — Score	712	—	693	705	716	716
Loan-to-value — Average	83.36%	—	83.46%	84.93%	80.59%	84.35%
% Fixed-rate	81%	—	42%	59%	95%	98%
% ARM	19%	—	58%	41%	5%	2%
Delinquencies %	1.19%	—	2.25%	1.55%	0.72%	1.09%
Non-performing %	0.68%	—	1.44%	0.84%	0.31%	0.76%
Charge-offs % — Second Quarter 2007 (a)	0.09%	—	0.00%	0.01%	0.08%	0.22%

Subprime mortgage loans — Owned portfolio — Centralized
1st Liens	$601,363	$90,879	$168,742	$160,375	$57,753	$123,614
Average FICO® — Score	566	576	572	565	563	561
Loan-to-value — Average	82.18%	83.95%	81.03%	85.77%	84.49%	79.63%
% Fixed-rate	58%	76%	48%	33%	73%	81%
% ARM	42%	24%	52%	67%	27%	19%
Delinquencies %	22.02%	2.80%	22.21%	24.46%	25.21%	31.23%
Non-performing %	14.65%	1.11%	13.78%	15.59%	18.25%	22.88%
Charge-offs % — Second Quarter 2007 (a)	2.03%	0.00%	1.58%	2.34%	3.33%	2.51%

Subprime mortgage loans — Owned portfolio — Centralized
Second Liens	$135,084	$4,418	$18,681	$92,613	$7,630	$11,742
Average FICO® — Score	567	608	592	563	569	558
Loan-to-value — Average	92.97%	94.65%	93.96%	97.89%	97.67%	70.00%
% Fixed-rate	100%	100%	100%	100%	100%	99%
% ARM	0%	0%	0%	0%	0%	1%
Delinquencies %	22.25%	5.78%	12.46%	23.40%	22.81%	34.55%
Non-performing %	15.36%	0.48%	7.77%	16.21%	18.85%	24.08%
Charge-offs % — Second Quarter 2007 (a)	9.07%	0.00%	1.06%	10.74%	5.88%	14.17%

Table R (Continued)

As of June 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Subprime mortgage loans — Owned portfolio — Branches
1st Liens	$673,028	$154,096	$240,121	$99,148	$60,676	$118,987
Average FICO® — Score	573	588	571	565	568	569
Loan-to-value — Average (c)	76.57%	75.51%	76.82%	77.78%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	4.41%	1.00%	4.02%	6.14%	8.87%	5.88%
Non-performing %	2.63%	0.00%	2.39%	4.02%	5.90%	3.73%
Charge-offs % — Second Quarter 2007 (a)	0.39%	0.00%	0.12%	0.73%	0.61%	0.94%

Subprime mortgage loans — Owned portfolio — Branches
Second Liens	$98,965	$28,883	$40,098	$14,215	$7,777	$7,992
Average FICO® — Score	579	609	578	557	558	563
Loan-to-value — Average (c)	83.44%	82.75%	83.50%	84.99%	Not available	Not available
% Fixed-rate	100%	100%	100%	100%	100%	100%
% ARM	0%	0%	0%	0%	0%	0%
Delinquencies %	6.98%	0.79%	6.20%	15.67%	14.50%	10.52%
Non-performing %	3.87%	0.31%	3.35%	9.58%	7.18%	5.97%
Charge-offs % — Second Quarter 2007 (a)	2.27%	0.00%	1.33%	3.89%	6.54%	6.24%

TOTAL Subprime mortgage loans — Owned portfolio	$1,508,440	$278,276	$467,642	$366,351	$133,836	$262,335
Average FICO® — Score	572	595	575	563	564	565
Loan-to-value — Average	83.15%	80.09%	81.01%	90.25%	89.28%	77.21%
% Fixed-rate	83%	92%	81%	71%	88%	91%
% ARM	17%	8%	19%	29%	12%	9%
Delinquencies %	13.20%	1.64%	11.11%	18.89%	17.04%	19.25%
Non-performing %	8.64%	0.40%	6.80%	12.38%	12.04%	13.73%
Charge-offs % — Second Quarter 2007 (a)	2.00%	0.00%	0.80%	4.04%	2.43%	2.46%

Subprime mortgage loans — Owned-in-Trust
1st Liens	$2,572,809	$0	$382,924	$1,015,981	$489,560	$684,344
Average FICO® — Score	572	—	579	570	575	569
Loan-to-value — Average	83.83%	—	84.41%	83.25%	84.28%	83.91%
% Fixed-rate	61%	—	29%	47%	84%	83%
% ARM	39%	—	71%	53%	16%	17%
Delinquencies %	17.49%	—	12.54%	18.60%	14.51%	20.75%
Non-performing %	11.01%	—	7.74%	11.51%	9.29%	13.34%
Charge-offs % — Second Quarter 2007 (a)	1.66%	—	0.84%	1.88%	1.18%	2.13%

Subprime mortgage loans — Owned-in-Trust
Second Liens	$18,257	$0	$0	$713	$546	$16,998
Average FICO® — Score	568	—	—	588	571	567
Loan-to-value — Average	94.67%	—	—	97.98%	96.17%	94.53%
% Fixed-rate	100%	—	—	100%	100%	100%
% ARM	0%	—	—	0%	0%	0%
Delinquencies %	28.58%	—	—	8.40%	32.53%	29.30%
Non-performing %	21.09%	—	—	8.40%	24.19%	21.52%
Charge-offs % — Second Quarter 2007 (a)	12.56%	—	—	0.00%	2.95%	13.45%

Table R (Continued)

As of June 30, 2007	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
TOTAL Subprime mortgage loans — Owned-in-Trust	$2,591,066	$0	$382,924	$1,016,694	$490,106	$701,342
Average FICO® — Score	572	—	579	570	575	569
Loan-to-value — Average	84.20%	—	84.41%	83.29%	84.33%	84.81%
% Fixed-rate	61%	—	29%	47%	84%	84%
% ARM	39%	—	71%	53%	16%	16%
Delinquencies %	17.57%	—	12.54%	18.59%	14.53%	20.95%
Non-performing %	11.08%	—	7.74%	11.51%	9.31%	13.53%
Charge-offs % — Second Quarter 2007 (a)	1.74%	—	0.84%	1.88%	1.19%	2.40%

Loans without FICO scores	$26,124	$20,679	$3,701	$239	$51	$1,454

TOTAL PFH — Mortgage Loans (b)	$5,999,410	$374,466	$1,097,266	$1,937,251	$1,124,506	$1,465,921
Average FICO® — Score	611	616	603	604	626	614
Loan-to-value — Average	83.37%	79.90%	81.67%	86.09%	83.40%	82.98%
% Fixed-rate	74%	92%	60%	57%	89%	90%
% ARM	26%	8%	40%	43%	11%	10%
Delinquencies %	11.35%	1.30%	9.88%	13.72%	8.70%	13.91%
Non-performing %	7.15%	0.30%	6.23%	8.58%	5.63%	9.22%
Charge-offs % — Second Quarter 2007	1.29%	0.00%	0.63%	1.78%	0.87%	1.73%

Deferred fees, origination costs, net premiums and other items	48,457

PFH Total Mortgage Loans HIP	$6,047,867

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of March 31, 2007 and June 30, 2007 for these business areas.

(b)	Includes loans without FICO® scores.

(c)	Average LTV for total vintages in "owned portfolio-branches" considers only the vintages for which the average LTV is available.

Table S
Mortgage Loan Exposure at Popular Financial Holdings — (excludes mortgage loans held for sale)
As of December 31, 2006

	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(In thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned portfolio — Centralized
1st Liens	$231,252	—	$82,515	$63,263	$37,770	$47,704
Average FICO® — Score	709	—	698	703	710	719
Loan-to-value — Average	77.56%	—	79.62%	83.67%	78.91%	71.83%
% Fixed-rate	59%	—	43%	42%	78%	95%
% ARM	41%	—	57%	58%	22%	5%
Delinquencies %	1.32%	—	0.86%	0.68%	0.95%	3.26%
Non-performing %	0.47%	—	0.00%	0.11%	0.63%	1.66%
Charge-offs % — Fourth Quarter 2007 (a)	0.35%	—	0.00%	0.48%	0.18%	0.74%

Prime mortgage loans — Owned portfolio — Centralized
Second Liens	$51,469	—	$5,479	$39,271	$4,173	$2,546
Average FICO® — Score	700	—	695	699	703	708
Loan-to-value — Average	93.28%	—	92.12%	97.30%	94.25%	68.44%
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	1.56%	—	1.75%	1.31%	0.00%	7.65%
Non-performing %	0.82%	—	0.00%	0.73%	0.00%	5.25%
Charge-offs % — Fourth Quarter 2007 (a)	0.76%	—	0.00%	0.63%	0.00%	5.37%

Prime mortgage loans — Owned portfolio — Branches
1st Liens	$244,702	—	$98,259	$51,908	$32,008	$62,527
Average FICO® — Score	714	—	709	709	714	721
Loan-to-value — Average (c)	74.26%	—	74.71%	73.18%	Not available	Not available
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	0.25%	—	0.21%	0.62%	0.00%	0.15%
Non-performing %	0.14%	—	0.21%	0.10%	0.00%	0.12%
Charge-offs % — Fourth Quarter 2007 (a)	0.22%	—	0.06%	0.22%	0.51%	0.27%

Prime mortgage loans — Owned portfolio — Branches
Second Liens	$31,648	—	$19,021	$6,567	$2,969	$3,091
Average FICO® — Score	697	—	691	699	703	707
Loan-to-value — Average (c)	83.79%	—	84.14%	82.64%	Not available	Not available
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	0.34%	—	0.08%	0.26%	0.31%	2.19%
Non-performing %	0.15%	—	0.00%	0.26%	0.31%	0.71%
Charge-offs % — Fourth Quarter 2007 (a)	0.90%	—	0.00%	0.38%	4.82%	2.47%

TOTAL Prime mortgage loans — Owned portfolio	$559,071	—	$205,274	$161,009	$76,920	$115,868
Average FICO® — Score	707	—	700	703	710	718
Loan-to-value — Average	81.36%	—	79.74%	86.99%	84.16%	71.24%
% Fixed-rate	83%	—	77%	77%	89%	98%
% ARM	17%	—	23%	23%	11%	2%
Delinquencies %	0.82%	—	0.50%	0.80%	0.48%	1.65%
Non-performing %	0.34%	—	0.10%	0.26%	0.32%	0.88%
Charge-offs % — Fourth Quarter 2007 (a)	0.36%	—	0.03%	0.43%	0.51%	0.63%

Table S (Continued)

As of December 31, 2006	Total	Vintage	Vintage	Vintage	Vintage	Vintage
(Dollars in thousands)	Vintages	2007	2006	2005	2004	2003 & prior
Prime mortgage loans — Owned-in-Trust
1st Liens	$1,573,576	—	$96,449	$533,787	$498,320	$445,020
Average FICO® — Score	711	—	692	704	715	716
Loan-to-value — Average	83.26%	—	83.33%	84.88%	80.64%	84.08%
% Fixed-rate	78%	—	42%	56%	92%	96%
% ARM	22%	—	58%	44%	8%	4%
Delinquencies %	0.82%	—	1.35%	0.93%	0.43%	0.99%
Non-performing %	0.39%	—	0.78%	0.26%	0.25%	0.62%
Charge-offs % — Fourth Quarter 2007 (a)	0.34%	—	0.00%	0.39%	0.19%	0.49%

Prime mortgage loans — Owned-in-Trust
Second Liens	$8,897	—	$55	$350	$527	$7,965
Average FICO® — Score	709	—	691	687	695	710
Loan-to-value — Average	93.21%	—	100.00%	99.22%	94.81%	92.92%
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	1.83%	—	0.00%	0.00%	0.00%	2.04%
Non-performing %	1.25%	—	0.00%	0.00%	0.00%	1.40%
Charge-offs % — Fourth Quarter 2007 (a)	3.73%	—	0.00%	0.00%	0.00%	4.10%

TOTAL Prime mortgage loans — Owned-in-Trust	$1,582,473	—	$96,504	$534,137	$498,847	$452,985
Average FICO® — Score	711	—	692	704	715	715
Loan-to-value — Average	83.53%	—	83.36%	84.92%	80.70%	84.65%
% Fixed-rate	78%	—	42%	56%	92%	96%
% ARM	22%	—	58%	44%	8%	4%
Delinquencies %	0.82%	—	1.35%	0.93%	0.43%	1.01%
Non-performing %	0.40%	—	0.78%	0.26%	0.25%	0.63%
Charge-offs % — Fourth Quarter 2007 (a)	0.36%	—	0.00%	0.39%	0.19%	0.56%

Subprime mortgage loans — Owned portfolio — Centralized
1st Liens	$745,075	—	$352,849	$187,794	$65,819	$138,613
Average FICO® — Score	574	—	586	570	565	564
Loan-to-value — Average	81.56%	—	82.44%	85.48%	84.73%	77.11%
% Fixed-rate	51%	—	45%	33%	72%	84%
% ARM	49%	—	55%	67%	28%	16%
Delinquencies %	15.57%	—	4.44%	19.26%	26.20%	33.84%
Non-performing %	9.87%	—	1.97%	12.21%	16.43%	23.72%
Charge-offs % — Fourth Quarter 2007 (a)	2.25%	—	0.04%	2.32%	2.23%	6.01%

Subprime mortgage loans — Owned portfolio — Centralized
Second Liens	$145,792	—	$18,506	$103,162	$8,664	$15,460
Average FICO® — Score	574	—	600	573	575	561
Loan-to-value — Average	92.28%	—	93.64%	97.83%	97.28%	70.64%
% Fixed-rate	100%	—	100%	100%	100%	99%
% ARM	0%	—	0%	0%	0%	1%
Delinquencies %	18.91%	—	4.04%	18.42%	23.25%	37.59%
Non-performing %	12.17%	—	2.63%	10.96%	17.22%	28.85%
Charge-offs % — Fourth Quarter 2007 (a)	1.41%	—	0.08%	1.00%	1.24%	5.65%

Table S (Continued)

As of December 31, 2006	Total	Vintage	Vintage	Vintage	Vintage	Vintage 2003 &
(Dollars in thousands)	Vintages	2007	2006	2005	2004	prior

Subprime mortgage loans — Owned portfolio — Branches
1st Liens	$629,856	—	$285,784	$128,571	$75,758	$139,743
Average FICO® — Score	571	—	573	569	570	570
Loan-to-value — Average (c)	76.30%	—	75.92%	77.42%	Not available	Not available
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	5.41%	—	2.92%	7.18%	10.57%	6.08%
Non-performing %	2.73%	—	0.81%	3.98%	6.55%	3.42%
Charge-offs % — Fourth Quarter 2007 (a)	0.36%	—	0.00%	0.38%	0.74%	0.79%

Subprime mortgage loans — Owned portfolio — Branches
Second Liens	$94,385	—	$54,294	$19,985	$9,950	$10,156
Average FICO® — Score	575	—	584	566	564	565
Loan-to-value — Average (c)	83.35%	—	82.96%	84.70%	Not available	Not available
% Fixed-rate	100%	—	100%	100%	100%	100%
% ARM	0%	—	0%	0%	0%	0%
Delinquencies %	7.57%	—	3.64%	12.43%	14.11%	12.62%
Non-performing %	3.41%	—	1.06%	6.14%	7.23%	6.85%
Charge-offs % — Fourth Quarter 2007 (a)	1.65%	—	-0.03%	2.56%	2.72%	6.72%

TOTAL Subprime mortgage loans — Owned portfolio	$1,615,108	—	$711,433	$439,512	$160,191	$303,972
Average FICO® — Score	573	—	581	570	568	567
Loan-to-value — Average	83.11%	—	80.84%	89.48%	89.25%	75.26%
% Fixed-rate	78%	—	72%	71%	88%	93%
% ARM	22%	—	28%	29%	12%	7%
Delinquencies %	11.44%	—	3.76%	15.22%	17.90%	20.56%
Non-performing %	6.92%	—	1.45%	9.23%	11.23%	14.08%
Charge-offs % — Fourth Quarter 2007 (a)	1.35%	—	0.02%	1.46%	1.51%	3.52%

Subprime mortgage loans — Owned-in-Trust
1st Liens	$2,937,806	—	$429,266	$1,139,317	$566,281	$802,942
Average FICO® — Score	577	—	589	578	580	571
Loan-to-value — Average	83.46%	—	83.99%	83.03%	83.30%	83.73%
% Fixed-rate	59%	—	28%	45%	81%	80%
% ARM	41%	—	72%	55%	19%	20%
Delinquencies %	16.22%	—	5.58%	16.57%	14.41%	22.68%
Non-performing %	9.09%	—	2.13%	8.76%	7.95%	14.07%
Charge-offs % — Fourth Quarter 2007 (a)	1.31%	—	0.00%	0.65%	1.53%	2.61%

Subprime mortgage loans — Owned-in-Trust
Second Liens	$23,209	—	$0	$630	$686	$21,893
Average FICO® — Score	571	—	—	574	581	570
Loan-to-value — Average	94.46%	—	—	93.72%	91.27%	94.55%
% Fixed-rate	100%	—	—	100%	100%	100%
% ARM	0%	—	—	0%	0%	0%
Delinquencies %	30.57%	—	—	20.30%	19.69%	31.20%
Non-performing %	23.27%	—	—	20.30%	19.69%	23.47%
Charge-offs % — Fourth Quarter 2007 (a)	4.29%	—	—	0.00%	0.00%	4.55%

Table S (Continued)

As of December 31, 2006	Total	Vintage	Vintage	Vintage	Vintage	Vintage 2003 &
(Dollars in thousands)	Vintages	2007	2006	2005	2004	prior

TOTAL Subprime mortgage loans — Owned-in-Trust	$2,961,015	—	$429,266	$1,139,947	$566,967	$824,835
Average FICO® — Score	577	—	589	578	580	571
Loan-to-value — Average	83.87%	—	83.99%	83.06%	83.33%	84.71%
% Fixed-rate	59%	—	28%	45%	81%	81%
% ARM	41%	—	72%	55%	19%	19%
Delinquencies %	16.33%	—	5.58%	16.57%	14.41%	22.90%
Non-performing %	9.20%	—	2.13%	8.77%	7.97%	14.32%
Charge-offs % — Fourth Quarter 2007 (a)	1.33%	—	0.00%	0.65%	1.53%	2.66%

Loans without FICO scores	$16,955	—	$13,785	$1,042	$66	$2,062

TOTAL PFH — Mortgage Loans (b)	$6,734,622	—	$1,456,262	$2,275,647	$1,302,991	$1,699,722

Average FICO® — Score	614	—	607	610	628	614
Loan-to-value — Average	83.32%	—	81.33%	85.83%	82.92%	82.61%
% Fixed-rate	70%	—	58%	55%	86%	88%
% ARM	30%	—	42%	45%	14%	12%
Delinquencies %	10.19%	—	3.64%	11.52%	8.67%	15.19%
Non-performing %	5.72%	—	1.40%	6.26%	4.96%	9.72%
Charge-offs % — Fourth Quarter 2007	1.01%	—	0.01%	0.74%	0.97%	2.11%
Deferred fees, origination costs, net premiums and other items	144,743

PFH Total Mortgage Loans HIP	$6,879,365

(a)	The average balances used to calculate these net charge-offs to average loans ratios were calculated using the ending balances as of September 30, 2006 and December 31, 2006 for these business areas.

(b)	Includes loans without FICO® scores.

(c)	Average LTV for total vintages in “owned portfolio-branches” considers only the vintages for which the average LTV is available.

Approximately $3.7 billion of the loans held-in-portfolio by PFH as of September 30, 2007 is pledged as collateral for asset-backed securities issued by the Corporation (in the form of bond certificates) as a financing vehicle through on-balance sheet securitization transactions. These loan securitizations conducted by the Corporation did not meet the sale criteria under SFAS No. 140; accordingly, the transactions were treated as on-balance sheet securitizations for accounting purposes. These loans are identified as “owned-in-trust” for purposes of these disclosures. These “owned-in-trust” loans do not pose the same magnitude of risk to the Corporation as those loans owned outright because the potential losses related to “owned-in-trust” loans above overcollaterization levels will be borne by the bondholders and not the Corporation. Overcollateralization is defined as a type of credit enhancement by which an issuer of bond certificates pledges mortgage loans as collateral in excess of the principal amount of bond certificates issued to cover possible losses.

The table below presents the outstanding balance of loans “owned-in-trust” at September 30, 2007, the excess of trust assets over securitized debt in the form of bond certificates due to investors (“overcollateralization”), as well as the related unamortized net premiums/FAS 91 on loans and the allowance for loan losses attributable to the “owned-in-trust” portfolio.

	September 30,	June 30,	March 31,	December 31,
(In millions)	2007	2007	2007	2006

Loans (a)	$3,666	$3,947	$4,240	$4,543
Other real estate	100	83	63	59
Securitization advances	15	37	43	56
Delinquency advances	15	11	11	9
Escrow advances	19	17	18	17

Total trust assets	3,815	4,095	4,375	4,684
Less: Balance of bond certificates	(3,570)	(3,842)	(4,106)	(4,391)

Excess of trust assets (“overcollateralization”)	245	253	269	293
Unamortized net premiums and net deferred origination fees / costs	91	99	108	117
Allowance for loan losses	(68)	(67)	(66)	(55)

Total exposure	$268	$285	$311	$355

(a)	Includes mixed-used loans which are categorized as commercial loans. These loans totaled $25 million at September 30, 2007.

As of September 30, 2007, PFH also had $2.1 billion in mortgage loans held-in-portfolio originated through the exited channels and through the branch network which are identified as “owned” for purposes of the Table F and Table Q disclosures.
Given market concerns associated with the subprime mortgage loan exposure, included below are sensitivity analyses demonstrating the Corporation’s subprime credit loss exposure under three hypothetical scenarios. These are not predictions, but mathematical calculations based on certain assumptions.
o	Scenario 1 — This scenario is based on actual net charge-offs for the third quarter of 2007 for the subprime mortgage loans times 3.5 years or 42 months (assumed average remaining life).

o	Scenario 2 — This is a half-way point between Scenario 1 and Scenario 3.

o	Scenario 3 — This scenario assumes an increase in foreclosure rates with varying expected loss and severity ratios as follows:
▪	BPPR — Assumed hypothetical foreclosure rate of 15% with loss severity of 25%

▪	BPNA — Assumed hypothetical foreclosure rate of 25% with loss severity of 40%

▪	PFH:
-	ARMs — Assumed hypothetical foreclosure rate of 75% with loss severity of 50%

-	Fixed-rate — originated through wholesale — Assumed hypothetical foreclosure rate of 25% with loss severity of 50%

-	Fixed-rate — originated through branches — Assumed hypothetical foreclosure rate of 20% with loss severity of 25%

The assumed hypothetical losses under the different scenarios are as follows:

Hypothetical losses in subprime mortgage loans held-in-portfolio for the next 3.5 years:

(In thousands)	Scenario 1	Scenario 2	Scenario 3

Banco Popular de Puerto Rico	$4,607	$24,740	$44,872
Popular North America:
BPNA	60,152	88,532	116,913
PFH:
- $0.8 billion “owned – branches”	14,629	27,657	40,685
- $0.8 billion “owned – centralized”	113,430	130,190	146,950
- $2.4 billion “owned-in-trust” *	219,600	219,600	219,600

Total cumulative hypothetical credit losses for next 3.5 years	$412,418	$490,719	$569,020

*	In the three scenarios, the total estimated economic losses for PFH’s subprime portfolio classified as “owned-in-trust” is limited to the “overcollaterization” balance assigned to the subprime portfolio ($219.6 million of the $245 million described earlier in this MD&A).

The following table presents the resulting cumulative loss percentage (42 months) under the three hypothetical scenarios described above:

Cumulative hypothetical credit losses as a percentage of
subprime mortgage loan portfolio:	Scenario 1	Scenario 2	Scenario 3

Banco Popular de Puerto Rico	0.39%	2.07%	3.75%
Popular North America:
BPNA	5.15	7.57	10.00
PFH:
- $0.8 billion “owned – branches”	1.80	3.40	5.00
- $0.8 billion “owned – centralized”	15.19	17.44	19.68
- $2.4 billion “owned-in-trust”	9.28	9.28	9.28

Total hypothetical credit losses for next 3.5 years	6.56%	7.80%	9.04%

These sensitivity analyses do not represent management’s expectations of the level or increases in loss rates, but are provided as hypothetical scenarios. However, even in the worst scenario presented, the total estimated credit losses over a period of 42 months would be manageable and the Corporation would remain well-capitalized.
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
Based on the results of the sensitivity analyses as of September 30, 2007, the Corporation’s net interest income for the next twelve months is estimated to increase by $14.6 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $20.8 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates at September 30, 2007.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations and, as a result, could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 9 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive loss in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of income. At September 30, 2007, the Corporation had approximately $35 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $37 million, also unfavorable, at December 31, 2006 and September 30, 2006.
LIQUIDITY
Liquidity risk may arise whenever the Corporation’s ability to raise cash to pay the runoff of its liabilities, its commitments to fund loans, meet customer deposit withdrawals and other cash commitments, may be affected by market conditions. The Corporation has established policies and procedures to assist it in remaining sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal operating conditions and unsettled market environments.
Global credit markets have been marked by unprecedented instability and disruption since the beginning of the third quarter of 2007, making even routine asset sale and funding activities more challenging for financial institutions. Credit spreads have widened significantly and rapidly, as investors have allocated their funds to only the highest-

quality financial assets such as U.S. government securities. The result of these actions by market participants is that it is more difficult for borrowers to raise financing in the credit markets and credit spreads have widened, which has decreased the value of many financial assets as compared to risk-free government obligations.
Two sectors that have been noticeably impacted is the money market sector, where companies raise short-term financing, and the corporate and asset-backed markets where longer-term debt funding is raised. A primary catalyst of the market disruptions has been an abrupt shift by investors away from non-government mortgage-backed securities and asset-backed securities, primarily those backed by subprime mortgage loans.
The Corporation usually finances a portion of its business in the money and corporate bond markets, both of which have been affected by recent financial market developments. Even though it has become more challenging to raise financing in the credit markets, we believe that the challenges are manageable and we have various initiatives underway to ensure our access to stable sources of liquidity.
The Corporation’s liquidity position is closely monitored on an ongoing basis. Management believes that sources of liquidity are adequate to meet the funding needs in the normal course of business. Sources of liquidity include both those internally available with affiliates and those expected to be available with third party providers. The latter include credit lines and anticipated debt offerings in the public markets. In addition to these, asset sales can be a source of liquidity to the Corporation. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, our funding sources are adequate.
The consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
Refer to Note 11 to the consolidated financial statements for the composition of the Corporation’s borrowings at September 30, 2007. Also, refer to Note 12 to the consolidated financial statements for the Corporation’s involvement in certain commitments at September 30, 2007.
Banking Subsidiaries
The Corporation’s banking subsidiaries (BPPR and BPNA, or “the banking subsidiaries”) have multiple channels and sources of liquidity. To mitigate exposure to funding risk in the current environment, concrete steps have been taken to reduce the need to access the money markets for financing.
The Corporation’s banking subsidiaries are primarily funded with deposits. As of September 30, 2007, the ending balances deposits were $16.1 billion for BPPR and $10.6 billion for BPNA, excluding intercompany balances between these two entities (December 31, 2006 — $14.8 billion for BPPR and $9.8 billion for BPNA).
Borrowings at the banking subsidiaries, excluding intercompany balances between the two entities, amounted to $6.9 billion as of September 30, 2007 (December 31, 2006 — $8.1 billion). This includes $1.4 billion in short-term unsecured borrowings as of September 30, 2007 (December 31, 2006 — $3.8 billion).
Several strategies are in place with the objective of mitigating the impact of current market conditions on liquidity risk. Total deposits at the Corporation increased from $25.4 billion as of June 30, 2007 to $26.6 billion as of September 30, 2007, an increase of $1.2 billion or 5%. Total deposits for the Corporation were $24.4 billion at December 31, 2006.
Other strategies implemented included the utilization of unpledged liquid assets to raise financing in the repo markets, the proceeds of which were also used to pay off unsecured borrowings. Short-term unsecured borrowings at the banking subsidiaries was reduced from $3.8 billion as of June 30, 2007 to $1.4 billion as of September 30, 2007, which represents a decrease of $2.4 billion or 63%.
Outstanding repurchase agreements at the banking subsidiaries were $4.3 billion as of September 30, 2007, an increase of $1.2 billion or 40%, when compared to June 30, 2007 (December 31, 2006 — $3.4 billion). As of September 30, 2007, the borrowing capacity at the Federal Reserve Bank of New York discount window was $3.0 billion at

BPPR (December 31, 2006 — $2.9 billion), and both banks had available a combined amount of $1.1 billion in borrowing capacity at the FHLB of New York (December 31, 2006 — $0.1 billion).
The Corporation expects to complete the previously announced acquisition of Citibank’s retail banking business in Puerto Rico during the fourth quarter of 2007. The closing of the acquisition is expected to provide BPPR with over approximately $735 million in cash which will further strengthen BPPR’s liquidity position.
Bank Holding Companies
The Corporation’s bank holding companies (“BHCs”, Popular, Inc. and Popular North America) borrow in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries. However, current conditions have made market access more uncertain. As an alternative to raise capital markets financing, the Corporation is working on several initiatives to ensure adequate funding sources are available notwithstanding potential market conditions.
As of September 30, 2007, the BHCs had borrowings (excluding intercompany balances) maturing as indicated in the table below:

(In millions)

Year of maturity:
2007	$1,010
2008	1,187
2009	915
2010 and thereafter	853

Total	$3,965

The Corporation is in the process of negotiating committed financing facilities with two leading global banking institutions. These are intended to serve as a contingent source of readily-available liquidity, in the event that the Corporation chooses not to pursue a capital markets-based financing. Subject to market conditions, management intends to offer senior debt in the capital markets during the fourth quarter of 2007.
The maturities scheduled for 2007 and 2008 are intended to be met by utilizing several sources of liquidity. These include sources available to the BHCs from affiliates within the Corporation, as well as those expected to be available to the Corporation through external parties. These include committed and uncommitted credit facilities with financial institutions, the proceeds from securities offerings (subject to market conditions) in the public markets and the sales of assets. The Corporation expects these sources to provide enough liquidity to meet the obligations coming due.
The BHCs have additional sources of liquidity available, in the form of credit facilities available from affiliate banking subsidiaries and third party providers, as well as dividends that can be paid by the subsidiaries.
The BHCs renewed a revolving credit agreement in October 2007. This facility is used as backup for the Corporation’s commercial paper program, which is a source of short-term funding. Due to adverse market conditions, the size of the facility was reduced from $555 million to $235 million. The facility is provided by a group of global banks and matures in September 2008.
Risks to Liquidity
Maintaining adequate credit ratings on Popular’s debt obligations is an important factor for liquidity because credit ratings influence the Corporation’s ability to borrow, the cost at which it can raise financing and its access to funding sources. The credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
In May 2007, Fitch Ratings changed the Corporation’s senior debt rating to “A-” from “A”, while the outlook was revised to “stable” from “negative”. The primary drivers behind the changes were recent trends in the Corporation’s credit quality and changes in core profitability as compared to a peer group of “A-” rated institutions. The rating for short-term obligations was maintained at “F-1”.
After the end of the third quarter of 2007, Fitch Ratings reduced the short-term rating of the BHCs to “F-2” from “F-1”, and placed the long-term senior rating on negative watch. The rating is currently “A-”. Fitch Ratings mentioned that the rating actions reflected credit quality pressures from the company’s subprime loan exposure as well as a more difficult environment for BHC funding. In both cases, Fitch Ratings maintained that it believes that both situations are challenging but manageable.
In August 2007, Moody’s Investors Service changed the ratings outlook for Popular Inc.’s subsidiaries to “negative”, from “stable”. The current ratings for the holding company are “A2” for long-term debt and “P-1” for short-term debt. According to Moody’s, the change in ratings outlook reflects the potential for heightened credit costs from the Corporation’s subprime mortgage exposure at a time when its financial flexibility has been reduced by profitability and asset quality pressures in the core Puerto Rico business.
In October 2007, Moody’s updated their assessment by stating that the ratings outlook continued negative, which reflects the company’s exposure to subprime mortgage loans and a weaker than average liquidity position at the bank holding company. Although it expects additional subprime-related credit charges in the future, it did point out Popular’s “comparatively robust capital position” which enables the company to absorb significant charges. Regarding liquidity, it mentioned that its current ratings anticipate that Popular will be successful in securing the funding needed in a timely fashion. To the extent that the financing is not secured within the expected time frame, there is an increased probability of a ratings decrease.
Standard and Poor’s currently has the Corporation’s debt rated “BBB+” for long-term debt and “A-2” for short-term obligations. The current rating outlook is stable.
Credit ratings are an important factor in accessing the credit markets. Even though the Corporation is currently several notches above the investment grade threshold with each of the rating agencies, the possibility of ratings downgrades can affect our ability to raise unsecured financing at competitive rates.
The Corporation and BPPR’s debt ratings at September 30, 2007 were as follows:

	Popular, Inc.		BPPR
	Short-term	Long-term	Short-term	Long-term
	debt	debt	debt	debt

Fitch Ratings	F-2	A-	F-1	A-
Moody’s	P-1	A2	P-1	A1
S&P	A-2	BBB+	A-2	A-

The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $19 million at September 30, 2007.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. At September 30, 2007, the Corporation had $0.8 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers and those outstanding under the commercial paper program. At September 30, 2007, one of the Corporation’s U.S. subsidiaries was not complying with a particular covenant related to the volume of loan originations with respect to one credit facility. A written waiver was obtained. Obligations outstanding under this credit facility approximated $0.3 billion at September 30, 2007.
OTHER MATTERS
Transactions with Doral Financial Corporation
Doral Announcements. In April 2005, Doral Financial Corporation (“Doral”) announced that its previously filed financial statements for periods from January 1, 2000 through December 31, 2004 should no longer be relied on and that the financial statements for some or all of the periods included therein should be restated because of issues relating to the methodology used to calculate the fair value of its portfolio of floating rate interest-only strips (“IOs”). On February 27, 2006, Doral filed a Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004 (the “Amended Doral 2004 10-K”). In the Amended Doral 2004 10-K, Doral stated that it was reducing its retained earnings through December 31, 2004 by $921 million on a pre-tax basis and that $596 million of the $921 million reduction was attributable to recharacterization of mortgage loan sales transactions as secured borrowings and $283 million was attributable to valuation of IOs.
In September 2006, Doral announced that the Securities and Exchange Commission had approved a final settlement with Doral, which resolved the SEC’s investigation of Doral. Doral has also stated that the U.S. Attorney’s Office for the Southern District of New York is conducting an investigation of these matters. Actions have been brought by or on behalf of securities holders of Doral in relation to these matters. In one action that remains pending with respect to parties other than Doral, in April 2007, Doral agreed to a settlement in which Doral and its insurers agreed to pay an aggregate of $129 million.
Estimates of Value Provided by Popular Securities. Between October 2002 and December 2004, Popular Securities, Inc., a wholly-owned subsidiary of the Corporation, provided quarterly estimates of the value of portfolios of IOs on behalf of Doral. In accordance with its understanding regarding the engagement, in providing those estimates of value, Popular Securities utilized assumptions provided by Doral that may not have been consistent with the actual terms of the IO portfolios. As originally filed on March 15, 2005, Doral’s Form 10-K for the year ended December 31, 2004 stated that “to determine the fair value of its IO portfolio”, Doral engaged a “party” to provide an “external valuation” that “consists of a cash flow valuation model in which all economic and portfolio assumptions are determined by the preparer”. Popular Securities believes that this characterization is not appropriate if it was meant to apply to Popular Securities’ work.
In the Amended Doral 2004 10-K, Doral stated that counsel for its Audit Committee and independent directors had investigated the process it used to obtain “third-party IO valuations”, that the investigation had concluded that the process “was flawed”, that Doral representatives “may have improperly provided inaccurate information” concerning the IO portfolio to the parties performing the third-party valuation, and that the counsel conducting the investigation had “limited access to the third parties who performed the IO valuation.” The Corporation believes that Doral considers Popular Securities to be one of the parties that provided Doral with“third-party IO valuations.”
Transactions with Doral Relating to Mortgage Loans and IOs. Between 1996 and 2004, BPPR purchased mortgage loans from Doral for an aggregate purchase price of approximately $1.6 billion. The remaining balance of these mortgage loans recorded on the Corporation’s consolidated statement of condition at September 30, 2007 was $387 million.
In the first six months of 2000, the Corporation sold mortgage loans to Doral Bank, a subsidiary of Doral, in two transactions, each for an aggregate sale price of $100 million, and entered into two agreements, contemporaneously with the sale agreements, to purchase mortgage loans from Doral, each for an aggregate purchase price of $100 million. The Corporation recorded a gain of $2.2 million in the first quarter of 2000 and of $1.9 million in the second quarter of 2000 from the sales of mortgages to Doral Bank.
The purchases of mortgage loans from Doral for an aggregate price of $1.6 billion were often accompanied by separate recourse and other financial arrangements. The sale of mortgages to Doral Bank for an aggregate purchase price of $200 million were accompanied by separate recourse arrangements.
On December 15, 2005, Doral announced that it was reversing “a number of transactions involving the generally contemporaneous purchase and sale of mortgage loans from and to local financial institutions,” including “transactions covering the purchase and sale of approximately $200 million in mortgages with a local financial institution during 2000” because Doral’s Audit Committee determined that there was “insufficient contemporaneous documentation regarding the business purpose for these transactions in light of the timing and similarity of the purchase and sale amounts and the other terms of the transactions.”
In the December 15, 2005 release, Doral stated that it was treating the sales of mortgage loans by it as “loans payable secured by mortgage loans.” The Corporation believes that the contemporaneous purchases and sales of mortgage loans entered into by the Corporation were the ones reversed by Doral.
The Corporation has reviewed the foregoing mortgage loan purchase and sale transactions, as well as the public statements by Doral, and believes that the transactions qualify for sale (or in the case of purchases, purchase) treatment under the financial accounting standard at that time. Accordingly, it has not reversed any of these transactions.
Between 1996 and 2004, the Corporation purchased IOs from Doral for an aggregate purchase price of $110 million. Over the same period Doral repurchased IOs it had previously sold to the Corporation for an aggregate purchase price of $54 million. The remaining balance of these IOs recorded on the Corporation’s consolidated statement of condition at September 30, 2007 was $38 million. These IOs have been reclassified from investments available-for-sale to loans to Doral because they are accompanied by 100% guarantees from Doral of the principal and the fixed yield and because of the source of the cash flow for payments on the IOs.
In the Amended Doral 2004 10-K, Doral stated that Doral had “failed to detect, document and communicate certain side agreements entered into by Doral’s former treasurer guaranteeing a fixed yield to a purchaser” of its IOs and that this failure “resulted in the improper accounting for these transactions as sales and the associated improper recognition of gains on sales.” Doral stated that it reversed the sales of the IOs and recorded the transaction as a secured borrowing. It also stated that “gains on sales of trading securities” accounted for at the time of the sales of the IOs were reversed.
Transactions with R&G Financial Corporation
R&G Announcements. In April 2005, R&G Financial Corporation (“R&G”) announced that its previously filed financial statements for periods from January 1, 2003 through December 31, 2004 needed to be restated and should no longer be relied upon because of issues relating to the methodology used in valuing its portfolio of residual interests retained in certain mortgage loan transfers. In July 2005, R&G further announced that its previously filed financial statements for period from January 1, 2002 through December 31, 2002 needed to be restated and should no longer be relied upon. On November 2, 2007, R&G filed a Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004 (the “Amended R&G 2004 10-K”). In the Amended R&G 2004 10-K, R&G stated that it was reducing its retained earnings and capital reserves through December 31, 2004 by $345 million on a pre-tax basis and that $237 million of the $345 million reduction was attributable to recharacterization of certain mortgage loan transfers as secured borrowings.
R&G has announced that the Securities and Exchange Commission is conducting a formal investigation of this matter, and that the U.S. Attorney’s Office for the Southern District of New York is also conducting an informal inquiry into these matters. Actions have been brought by or on behalf of securities holders of R&G in relation to these matters.
Purchases of Mortgage Loans from R&G. Between 2003 and 2004, BPPR entered into various mortgage loan purchase transactions with R&G in the amount of $176 million. These mortgage loan purchase transactions had recourse provisions and other financial arrangements. In the Amended R&G 2004 10-K, R&G disclosed that it had determined, after a review of all of its transactions that it had previously characterized as mortgage loan sales, to recharacterize certain of those transactions as secured borrowings collateralized by real estate mortgage loans, including, as of December 31, 2004, $155 million of transactions with BPPR. At September 30, 2007, the remaining balance of the mortgage loans purchased from R&G recorded on the Corporation’s consolidated statement of condition was $99 million. The Corporation has concluded that its previously filed financial statements are fairly stated and that no restatement is necessary.
Cooperation with Investigations; Possible Consequences
The Corporation and its employees have provided information in connection with certain of the above-mentioned investigations by the Securities and Exchange Commission and the U.S. Attorney’s Office for the Southern District of New York and are continuing to cooperate in connection with the investigations of these matters. Although neither the Corporation nor BPPR is a party to the civil litigation involving Doral or R&G, the Corporation is unable to predict what adverse consequences, if any, or other effects the Corporation’s dealings with Doral or R&G, the civil litigation related to Doral or R&G or the related investigations could have on the Corporation or BPPR.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures.
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico (the “Island”). Consequently, its financial condition and results of operations are dependent on the Island’s economic conditions. An extended economic slowdown, adverse political or economic developments in Puerto Rico or natural disasters, such as hurricanes affecting the Island, could result in a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which would adversely affect the Corporation’s profitability.

For the fiscal year ended June 30, 2007, Puerto Rico’s economy contracted by 1.4%. The Commonwealth Government is projecting a slight recovery of Puerto Rico’s economy for fiscal year ending June 30, 2008. The Puerto Rico Planning Board, the public agency in charge of economic analysis for the Commonwealth, projects real growth of 0.8% for fiscal year 2008, which began July 1, 2007. However, monthly economic data suggests that the current cycle has been steeper than in 2001 and 2002. In its monthly Index of Economic Activity, the Puerto Rico Planning Board registered a 0.22% decrease on a monthly basis in June 2007 to mark the 10th monthly reduction in the last 13 months. Other recent Puerto Rico economic data includes:
•	Retail sales registered a nominal growth rate of 0.3% in July 2007 (the most recent month for which government data is available) when compared with the same month the previous year. For the first seven months of 2007, retail sales increased at a nominal rate of 1.5%, when compared with the same period in the previous year, according to data released by the Commonwealth. In 2006, retail sales fell 3.0% when compared with 2005.

•	Though the pace of construction, as measured by the value of permits, increased during the first two months of fiscal year 2008 (July and August 2007, the most recent months for which government data is available), the sector continues to reflect weakness in both public and private sectors. The value of building permits increased 13.7% to $350 million for the first two months of fiscal year 2008 when compared with the same period in the previous year. The value of public permits issued increased $60 million, or 159% during the same two months, compared with the same period in the previous year. The value of private permits fell $12 million, or 4%, over the same period. The value of building permits issued by the government fell in fiscal year 2007 by approximately $626 million, or 22.2%, when compared with the same period in fiscal 2006.

•	Unemployment remains high in Puerto Rico, reaching 11.1% in September 2007, according to estimates by the Puerto Rico Labor Department. Total non-farm payrolls, which excludes self-employed, reached 1,013,500 jobs in August, a decrease of 17,500 jobs when compared with the same month in the previous year, according to the latest data provided by the Puerto Rico Labor Department.

•	Data on tourist activity shows fewer visitors during the first ten months of fiscal year 2007 (July 2006 to April 2007, the latest period for which data is available). The tourist registry at hotels in Puerto Rico for the ten-month period amounted to 1,702,018, as registered by the Puerto Rico Tourism Co., a decrease of 5.4% when compared with the same period of the previous fiscal year.

•	Sustained highs in crude oil prices have also negatively impacted the economy of Puerto Rico, where energy production runs close to 70% on imported oil.

•	The newly revised Consumer Price Index (“CPI”) calculated by the Puerto Rico Labor Department stood at 103.1 points in June of 2007, an increase of 3.1% over the previous six months. The CPI suggests that the rate of inflation was slightly more than 6% over the previous 12 months.
Though consumers’ finances continue to be under stress, the Commonwealth Government avoided a repeat this year of the partial government shutdown in May 2006 that upset consumption trends and overall confidence. The Governor of Puerto Rico signed on June 30, 2007 the General Budget for the Commonwealth for fiscal year 2008 totaling $9.2 billion, which was approved by the Legislative Assembly. However, the Commonwealth’s fiscal situation still poses a challenge for growth. In general terms, general fund revenue and sales tax receipts have been running below government projections, which increase the risk that revenues will not be sufficient to meet government spending in the current fiscal year, requiring measures to balance the deficit, which could adversely impact business and consumer confidence. In October 2007, the Commonwealth refinanced $1.0 billion in General Obligation bonds in the U.S. municipal securities market. The Commonwealth also placed in October 2007 over $1 billion in Tax and Revenue Anticipation Notes (“TRANs”) to finance operations in anticipation of tax revenues in the second half of the fiscal year. The bond offering will reduce the cost of financing outstanding government debt and is expected to increase the liquidity in the financial system of the Island.
The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios. The continuation of the economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until more sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in other interest and non-interest revenue sources of the Corporation.

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
An additional risk factor related to the residential mortgage loan sector is the repricing of adjustable rate mortgage loans (“ARMs”). In the U.S. mortgage market, a substantial amount of ARMs were originated in recent years. These loans typically have a low fixed rate for an initial period (two or three years) and afterwards the rate “floats” or adjusts periodically based on a market rate of interest, such as LIBOR. Many of the ARMs currently outstanding are set to float before the end of 2008. It is possible that in some of these loans, when rates start floating, there will be a substantial increase in the underlying loan payment, possibly enough to pressure the cash flow of the underlying debtor.
Because the Corporation makes loans to borrowers that have FICO scores below 660 through its subsidiary PFH, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Rising unemployment, higher interest rates, declines in housing prices and an overall tightening of credit standards by lenders tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans.
As of September 30, 2007, approximately 69% of PFH’s mortgage loan portfolio was subprime, meaning that they have a credit score of 660 or below. This represented approximately 37% of the Corporation’s mortgage loans held-in-portfolio as of such date. Of the subprime mortage loans held-in-portfolio at PFH, $1.1 billion or 28% were ARMs. Any sustained period of increased delinquencies, foreclosures or losses could harm the Corporation’s ability to sell loans, the prices it receives for its loans, the values of its mortgage loans held-for-sale or its residual interests in securitizations, which could harm the Corporation’s financial condition and results of operations. In addition, any material decline in real estate values would weaken the Corporation’s collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. In such event, the Corporation will be subject to the risk of loss on such mortgage assets arising from borrower defaults, to the extent not covered by third-party credit enhancement.
A significant portion of the loan portfolio at PFH is “owned-in-trust”, which refers to mortgage loans that have been securitized and sold to third parties, but continue to be reflected in the Corporation’s financial statements. Of the total mortgage loans held-in-portfolio at PFH, $3.6 billion or 62% was “owned-in-trust”. Although the loans are not the legal property of the Corporation, under generally accepted accounting principles they must remain included in its financial statements. The implication is that these loans represent to the Corporation limited exposure to losses, which is subject to a maximum amount, and any excess losses are borne by the holders of the bonds issued when the underlying loans were securitized.
Refer to the Management’s Discussion and Analysis on this Form 10-Q for further information on PFH’s credit exposure associated with its subprime mortgage loan portfolio and the Restructuring Plan executed in 2007, which has reduced the Corporation’s exposure in this industry sector.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The Corporation previously filed two registration statements covering the offering of the Corporation’s common stock, at market prices, as an investment option for employee and employer contributions under the Banco Popular de Puerto Rico Employees’ Stock Plan (Puerto Rico) (the “BPPR Plan”) and the Popular, Inc. Puerto Rico Savings and Investment Plan (the “Puerto Rico Surviving Plan”). Effective July 1, 2006, the BPPR Plan was merged with and into the Puerto Rico Surviving Plan. When the plans were merged, the shares previously registered with respect to the BPPR Plan were not carried over to the registration statement related to the Puerto Rico Surviving Plan. As a result, subsequent offers of shares to participants in the Puerto Rico Surviving Plan caused the number of shares offered to those participants to exceed the amount of the shares registered with respect to the Puerto Rico Surviving Plan. During the quarter ended September 30, 2007, 168,073 unregistered shares were sold to participants of the Puerto Rico Surviving Plan. Absent an exemption, the offer or sale of securities in an amount in excess of that registered under an effective registration would be an unregistered offering of securities under the Securities Act of 1933 (the “Securities Act”). The Corporation, however, believes that the offer and sale of the Corporation’s common stock and interests in the Puerto Rico Surviving Plan are covered by the exemption for intrastate offers and sales contained in Section 3(a)(11) of the Securities Act since participation in the Puerto Rico Surviving Plan is limited to Puerto Rico employees. On August 9, 2007, the Corporation registered 6,000,000 shares of common stock and related interests in the Puerto Rico Surviving Plan for offer to plan participants.
The Corporation also previously filed two registration statements covering the offering of the Corporation’s common stock, at market prices, as an investment option for employee and employer contributions under the following plans for its U.S.-based employees: the Popular Financial Holdings, Inc. Savings and Retirement Plan (formerly known as the Equity One, Inc. Savings and Retirement Plan (the “PFH Plan”)) and the Popular, Inc. USA 401(k) Savings and Investment Plan (the “U.S. Surviving Plan”). Effective April 1, 2006, the PFH Plan was merged with and into the U.S. Surviving Plan. As a result of an error in recordkeeping and the merger of the PFH Plan with and into the U.S. Surviving Plan and the participation of E-LOAN employees in the Plan starting January 1, 2007, the latter two of which had the effect of significantly increasing the number of participants in the U.S. Surviving Plan, the amount of shares issued under the U.S. Surviving Plan has exceeded the amount of shares registered. For the quarter ended September 30, 2007, the number of unregistered shares sold under the U.S. Surviving Plan was 76,236 shares. The Corporation has determined that the offer and sale of the shares and interests in the U.S. Surviving Plan above the amount registered were not exempt from registration under the Securities Act, and that such sale should have been registered under the Securities Act. Under the applicable provisions of the federal securities laws, plan participants that purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase. Approximately 686,487 unregistered shares were sold to plan participants under the U.S. Surviving Plan from August 9, 2006 to August 8, 2007 which covers the one year period (the “Rescission Period”) prior to the filing of the registration statement referred to in the first sentence of this paragraph. During that period, the Corporation’s common stock price ranged from a low of $12.47 per share to a high of $20.12 per share. The closing price of the Corporation’s common stock on November 7, 2007 was $9.22 per share. On August 9, 2007, the Corporation registered 5,000,000 shares of common stock and related interests in the U.S. Surviving Plan for offer to plan participants.
On October 22, 2007, the Corporation filed a registration statement pursuant to which the Corporation offers to repurchase from participants in the U.S. Surviving Plan any unregistered shares purchased on behalf of plan participants during the Rescission Period. The Corporation does not expect that the exercise of rescission rights by plan participants will have a material impact on the financial condition or liquidity of the Corporation.
All shares of common stock under all the above-referenced Plans were purchased on the open market.
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of common stock during the quarter ended September 30, 2007 under the 2004 Omnibus Incentive Plan.

Not in thousands

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (a)

July 1 – July 31	—	—	—	8,575,626
August 1 – August 31	3,018	13.25	3,018	8,572,608
September 1 – September 30	—	—	—	8,572,608

Total September 30, 2007	3,018	13.25	3,018	8,572,608

(a)	Includes shares forfeited.
Item 6. Exhibits

Exhibit No.	Exhibit Description

3.1	Bylaws of the Corporation, as amended.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: November 8, 2007	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: November 8, 2007	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller