Form 10-K
period 2007-12-31
POPULAR INC
filed 2008-02-29
CIK 763901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                   Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the Corporation was approximately $4,488,782,000 based upon the reported closing price of $16.07 on the NASDAQ National Market System on that date.
As of February 27, 2008, there were 280,589,100 shares of the Corporation’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          (1) Portions of the Corporation’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 ( the “Annual Report”) are incorporated herein by reference in response to Item 1 of Part I, Items 5 through 8 of Part II and Item 15 (a)(1) of Part IV.
          (2) Portions of the Corporation’s definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of the Corporation (the “Proxy Statement”) are incorporated herein by reference in response to Items 10 through 14 of Part III. The Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) on or about March 12, 2008.

Forward-Looking Statements
     The information included in this report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include descriptions of products or services, plans or objectives for future operations, and forecast of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     Forward-looking statements are not guarantees of future performance and, by their nature, involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which are beyond the Corporation’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the rate of growth in the economy, as well as general business and economic conditions; changes in interest rates, as well as the magnitude of such changes; the fiscal and monetary policies of the federal government and its agencies; the relative strength or weakness of the consumer and commercial credit sectors and of the real estate markets; the performance of the stock and bond markets; competition in the financial services industry; possible legislative, tax or regulatory changes; and difficulties in combining the operations of acquired entities.
     All forward-looking statements are based upon information available to Popular, Inc. as of the date of this report. Management assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.
     Moreover, the outcome of legal proceedings, as discussed in “Part I, Item 3. Legal Proceedings,” is inherently uncertain and depends on judicial interpretations of law and the findings of regulators, judges and juries.

		Page
PART I

Item 1	Business	4
Item 1A	Risk Factors	23
Item 1B	Unresolved Staff Comments	31
Item 2	Properties	31
Item 3	Legal Proceedings	32
Item 4	Submission of Matters to a Vote of Security Holders	32

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6	Selected Financial Data	35
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8	Financial Statements and Supplementary Data	36
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A	Controls and Procedures	37
Item 9A(T)	Controls and Procedures	37
Item 9B	Other Information	37

PART III

Item 10	Directors, Executive Officers and Corporate Governance	37
Item 11	Executive Compensation	37
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	38
Item 13	Certain Relationships and Related Transactions, and Director Independence	38
Item 14	Principal Accounting Fees and Services	38

PART IV

Item 15	Exhibits, Financial Statement Schedules	38
	Signatures	46
EX-4.41 6.85% SENIOR NOTE DUE 2012
EX-10.20 COMPENSATION AGREEMENT FOR MICHAEL MASIN
EX-10.39 2008 INCENTIVE AWARD AND AGREEMENT/RICHARD L. CARRION
EX-10.40 2008 INCENTIVE AWARD AND AGREEMENT/JORGE A. JUNQUERA
EX-10.41 2008 INCENTIVE AWARD AND AGREEMENT/DAVID H. CHAFEY, JR.
EX-10.42 2008 INCENTIVE AWARD AND AGREEMENT/BRUNILDA SANTOS DE ALVAREZ
EX-10.43 2008 INCENTIVE AWARD AND AGREEMENT/AMILCAR L. JORDAN
EX-10.44 2008 INCENTIVE AWARD AND AGREEMENT/ROBERTO R. HERENCIA
EX-10.45 2008 INCENTIVE AWARD AND AGREEMENT/FELIX M. VILLAMIL
EX-10.46 2008 INCENTIVE AWARD AND AGREEMENT/EDUARDO NEGRON
EX-10.47 2008 INCENTIVE AWARD AND AGREEMENT/TERE LOUBRIEL
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-13.1 ANNUAL REPORT TO SHAREHOLDERS
EX-21.1 SCHEDULE OF SUBSIDIARIES
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I
POPULAR, INC.
ITEM 1. BUSINESS
     Popular, Inc. (the “Corporation”) is a diversified, publicly owned bank holding company, registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and, accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”). The Corporation was incorporated in 1984 under the laws of the Commonwealth of Puerto Rico and is the largest financial institution based in Puerto Rico, with consolidated assets of $44.4 billion, total deposits of $28.3 billion and stockholders’ equity of $3.6 billion at December 31, 2007. At December 31, 2007, the Corporation ranked 30th among bank holding companies based on total assets according to information gathered and disclosed by the Federal Reserve System.
     The Corporation operates in three target markets: Puerto Rico, the mainland United States and processing and other technology services in Puerto Rico, Venezuela, Florida and the Dominican Republic.
Puerto Rico
          The Corporation offers in Puerto Rico a complete array of retail and commercial banking services through its principal bank subsidiary, Banco Popular de Puerto Rico (“Banco Popular” or the “Bank”). Banco Popular was organized in 1893 and is Puerto Rico’s largest bank with consolidated total assets of $26.7 billion, deposits of $18.8 billion and stockholder’s equity of $1.8 billion at December 31, 2007. The Bank accounted for 60% of the total consolidated assets of the Corporation at December 31, 2007. Banco Popular has the largest retail franchise in Puerto Rico, with 196 branches and over 615 automated teller machines. The Bank also operates seven branches in the U.S. Virgin Islands, one branch in the British Virgin Islands and one branch in New York. Banco Popular’s deposits are insured under the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). Effective November 30, 2007 Banco Popular completed the acquisition of Citibank, N.A.’s retail operations in Puerto Rico, which consisted of 17 branches (prior to branch closings due to synergies), $1.0 billion in deposits and $220 million in loans.
     Banco Popular has three subsidiaries;
•	Popular Auto, Inc., Puerto Rico’s largest vehicle financing, leasing and daily rental company,

•	Popular Finance, Inc., a small personal loan and mortgage company with 45 offices and seven mortgage centers in Puerto Rico, and

•	Popular Mortgage, Inc., a mortgage loan company with 32 offices in Puerto Rico.
     Puerto Rico operations also provide financial advisory, investment and security brokerage services for institutional and retail customers through Popular Securities, Inc., a wholly-owned subsidiary of the Corporation. Popular Securities, Inc. is a securities broker-dealer with operations in Puerto Rico. In December 2007, the Corporation completed the acquisition of Smith Barney’s local broker-dealer operations. This acquisition added approximately $1.2 billion in assets under its management (thus, are not included in the Corporation’s consolidated financial statements).
     Insurance services are offered through Popular Insurance, Inc., a wholly-owned non-bank subsidiary of Banco Popular, National Association (“Banco Popular, N.A.”) and an indirect subsidiary of Popular North America (“PNA”). Popular Insurance, Inc., is a general insurance agency with total assets of $57.9 million at December 31, 2007. Also, the Corporation owns in Puerto Rico Popular Life RE, a reinsurance company. Insurance services are also provided through Popular Insurance V.I., Inc., a wholly-owned subsidiary of Popular International Bank, Inc. (“PIB”) and an insurance agency.
     The Corporation has other three subsidiaries: PIB organized in 1992 that operates as an “international banking entity” under the International Banking Center Regulatory Act of Puerto Rico (the “IBC Act”).

PIB is a registered bank holding company under the BHC Act and is principally engaged in providing managerial services to its subsidiaries. The other two subsidiaries are Popular Capital Trust I and Popular Capital Trust II, statutory business trusts.
Mainland United States
     Popular North America, Inc. functions as a holding company for the Corporation’s operations in the mainland United States.  PNA, a wholly owned subsidiary of PIB and an indirect wholly-owned subsidiary of the Corporation, was organized in 1991 under the laws of the State of Delaware and is a registered bank holding company under the BHC Act. As of December 31, 2007, PNA had five direct subsidiaries all of which were wholly- owned:
•	Banco Popular North America (“BPNA”), a full service commercial bank incorporated in the state of New York;

•	Popular Financial Holdings, Inc. (“PFH”), a consumer finance company;

•	BanPonce Trust I and Popular North America Capital Trust I, statutory business trusts; and

•	Banco Popular, National Association (“Banco Popular, N.A.”), a federally chartered national bank with its main office in Orlando, Florida, which as of December 31, 2007, operated one branch, with assets of $49.2 million and deposits of $20.9 million.
     The banking operations of BPNA in the mainland United States are based in six states. In New York, BPNA operates 33 branches, which accounted for aggregate assets of $3.2 billion and total deposits of $3.2 billion at December 31, 2007. BPNA also operates 20 branches in Illinois and 50 in California with total assets of $1.9 billion and $3.4 billion, respectively, and deposits of $1.9 billion and $2.2 billion, respectively. In addition, BPNA has 14 branches in New Jersey with total assets of $813 million and deposits of $912 million as of December 31, 2007, and 23 branches in Florida with total assets of $2.2 billion and deposits of $1.5 billion. At December 31, 2007, BPNA operated seven branches in Texas with aggregate assets of $2.1 billion and total deposits of $193 million. However, as mentioned below on January 10, 2008, the Corporation completed the sale of six Houston branches of BPNA to Prosperity Bank and only retains one branch in Arlington, Texas.
     In addition, BPNA owns all of the outstanding stock of E-LOAN, Inc. (“E-LOAN”), Popular Equipment Finance, Inc (formerly Popular Leasing, USA), Popular FS, LLC and Popular Insurance Agency USA, Inc. In January 2007, E-LOAN, as well as all of its direct and indirect subsidiaries, with the exception of E-LOAN Insurance Services, Inc. and E-LOAN International, Inc., became operating subsidiaries of BPNA. Prior to the consummation of this U.S. reorganization, E-LOAN was a direct wholly-owned subsidiary of PFH. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. In November 2007, the Corporation’s Board of Directors adopted a restructuring plan for E-LOAN. For more information about the E-LOAN restructuring plan, see below “Significant U.S. Strategic Events”. Popular Equipment Finance, Inc. offers small to mid-ticket commercial and medical equipment financing with 24 offices in 15 states and total assets of $350 million as of December 31, 2007. Popular FS, LLC had total assets amounting to $42 million at December 31, 2007. Popular Insurance Agency USA, Inc. acts as an agent or broker for issuing insurance with total assets of $4 million as of December 31, 2007.
     PFH has the following direct subsidiaries: Equity One, Inc. (“Equity One”), Popular Housing Services, Inc., Popular Financial Management, LLC and Popular Mortgage Servicing, Inc. PFH, after certain restructuring events mentioned below under “Significant U.S. Strategic Events” and “Events Subsequent To Year-End 2007”continues exiting the loan origination business, but continues to carry a maturing loan portfolio of $3.1 billion at Equity One and $169 million at Popular Housing Servicing, Inc. at December 31, 2007. However, through Popular Mortgage Servicing, PFH leverages its servicing platform to generate revenue through diverse fees related to the acquired mortgage servicing rights. As of December 31, 2007 PFH had total assets of $3.9 billion.

Processing and Other Technology Services
     The Corporation’s financial transaction processing and technology functions are provided through EVERTEC, Inc., EVERTEC USA, Inc., ATH Costa Rica, S.A., EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA (formerly named EVERTEC, Centroamérica Sociedad Anónima) and T.I.I. Smart Solutions Inc. EVERTEC, Inc., a wholly-owned subsidiary of the Corporation provides electronic data processing and consulting services, sale and rental of electronic data processing equipment, and sale and maintenance of computer software to clients in the United States, the Caribbean and Latin America through offices in Puerto Rico, Venezuela, Florida and the Dominican Republic. EVERTEC, Inc. also provides technology and processing services to other units of the Corporation. For the year ended December 31, 2007, net income of EVERTEC, Inc. totaled $26 million. EVERTEC USA, Inc., a wholly-owned subsidiary of PNA, offers financial transaction processing and information technology solutions in the U.S. mainland. ATH Costa Rica and EVERTEC LATINOAMÉRICA, SOCIEDAD ANÓNIMA, wholly-owned subsidiaries of PIB, provide ATM switching and driving services in San José, Costa Rica. T.I.I. Smart Solutions Inc., also a wholly-owned subsidiary of PIB, is a technology company based also in Costa Rica that develops financial processing software applications and sells hardware products (ATM, POS and communication products).
     In addition, PIB, a wholly owned subsidiary of the Corporation, has equity investments in Consorcio de Tarjetas Dominicanas (CONTADO), the largest merchant acquirer and ATM network in the Dominican Republic, in Banco Hipotecario Dominicano (BHD) also in the Dominican Republic and in Servicios Financieros, S.A. (Serfinsa), the largest ATM network in El Salvador.
Significant U.S. Strategic Events
     The following significant U.S. initiatives were adopted to improve the Corporation’s balance sheet, profitability and liquidity. Certain of these events occurred in 2007, while others are expected to be effected in early 2008.
PFH Restructuring Plan
     In January 2007, the Corporation adopted a Restructuring and Integration Plan at PFH, the holding company of Equity One (the “PFH Restructuring Plan”). The PFH Restructuring Plan called for PFH to exit the wholesale subprime mortgage loan origination business during early first quarter of 2007 and to shut-down the wholesale broker, retail and call center business divisions. Also, the plan included consolidating PFH support functions with its sister U.S. banking entity, Banco Popular North America, creating a single integrated North American financial services unit. At that time, Popular decided to continue the operations of Equity One and its subsidiaries with over 130 consumer services branches, principally dedicated to direct subprime loan origination, consumer finance and mortgage servicing.
     The PFH Restructuring Plan resulted in restructuring costs amounting to approximately $14.7 million in 2007, primarily in severance and lease termination charges. In 2006, the Corporation recognized $7.2 million in impairment of long-lived assets and $14.2 million in the impairment of PFH’s goodwill as a result of the PFH Restructuring Plan. Exiting these origination channels also impacted financial results by reducing new loan volumes and, thus, had an impact on revenues generated by the sale of loans.
E-LOAN Restructuring Plan
     In November 2007, the Board of Directors of the Corporation adopted a restructuring plan for its Internet financial services subsidiary E-LOAN (the “E-LOAN Restructuring Plan”). Considering E-LOAN’s operating losses in light of current market conditions and other factors, the Board of Directors approved a substantial reduction of marketing and personnel costs at E-LOAN and changes in E-LOAN’s business model to align it with revenue expectations. The changes include concentrating marketing investment toward the Internet and the origination of first mortgage loans that qualify for sale to government sponsored entities (GSEs). Also, as a result of escalating credit costs in the current economic environment and lower liquidity in the secondary markets for mortgage related products, in December

2007, the Corporation determined to hold back the origination by E-LOAN of home equity lines of credit, closed-end second lien mortgage loans and auto loans. The E-LOAN Restructuring Plan continues to promote the Internet deposit gathering initiative with BPNA. As part of the E-LOAN Restructuring Plan, the Corporation evaluated the value of E-LOAN’s recorded goodwill and trademark by considering the changes in E-LOAN’s business model and the unprecedented conditions in the mortgage loan business. The E-LOAN Restructuring Plan resulted in charges recorded in the fourth quarter of 2007 as described in the table below (on a pre-tax basis).

Fourth Quarter
(In millions)	2007

Severance, retention bonuses and other benefits	$4.6
Lease terminations	4.2
Other	0.8

Total restructuring charges	$9.6
Impairment of long-lived assets (1)	10.5
Impairment of trademark and goodwill (2)	211.8

Total restructuring and impairment charges	$231.9

(1)	Impairment of leasehold improvements, equipment and intangible assets with definitive lives

(2)	Goodwill impairment of $164.4 million and trademark impairment of $47.4 million
     The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan will result in the elimination of over 400 positions between the fourth quarter of 2007 and first quarter of 2008. As a result of the E-LOAN Restructuring Plan, operating expenses are expected to be reduced by approximately $77 million for 2008. E-LOAN’s estimated net losses for the year ended December 31, 2008 are expected to decline by $15 million, resulting principally from the reduction in operating expenses, partially offset by the related tax impact and by lower volume of loan originations in certain business channels that are impacted by this plan.
Recharacterization of Certain On-Balance Sheet Securitizations as Sales under FASB Statement No. 140
     From 2001 through 2006, the Corporation conducted 21 mortgage loan securitizations that were sales for legal purposes but did not qualify for sale accounting treatment at the time of inception because the securitization trusts did not meet the criteria for qualifying special purpose entities (“QSPEs”) contained in SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. As a result, the transfers of the mortgage loans pursuant to these securitizations were initially accounted for as secured borrowings with the mortgage loans continuing to be reflected as assets on the Corporation’s consolidated statement of financial condition with appropriate footnote disclosure indicating that the mortgage loans were, for legal purposes, sold to the securitization trusts.
     As part of the Corporation’s strategy of exiting the subprime business at PFH, on December 19, 2007, PFH and the trustee for each of the related securitization trusts amended the provisions of the related pooling and servicing agreements to delete the discretionary provisions that prevented the transactions from qualifying for sale treatment. These changes in the primary discretionary provisions included:
•	deleting the provision that grants the servicer “sole discretion” to have the right to purchase for its own account or for resale from the trust fund any loan which is 91 days or more delinquent;

•	deleting the provision that grants the servicer (PFH) “sole discretion” to sell loans with respect to which it believes default is imminent;

•	deleting the provision that grants the servicer “sole discretion” to determine whether an immediate sale of a real estate owned (“REO”) property or continued management of such REO property is in the best interest of the certificateholders; and

•	deleting the provision that grants the residual holder (PFH) to direct the trustee to acquire derivatives post closing.

     The Corporation obtained a legal opinion, which among other considerations, indicated that each amendment (a) is authorized or permitted under the pooling and servicing agreement related to such amendment, and (b) will not adversely affect in any material respect the interests of any certificateholders covered by the related pooling and servicing agreement.
     The amendments to the pooling and servicing agreement allowed the Corporation to recognize 16 out of the 21 transactions as sales under SFAS No. 140. When accounting for the transfers as sales, the Corporation (i) reclassified the loans as held-for-sale with the corresponding lower of cost or market adjustment as of the date of the transfer, (ii) removed from the Corporation’s books approximately $3.2 billion in mortgage loans and $3.1 billion in related liabilities representing secured borrowings, (iii) recognized assets referred to as residual interests, which represent the fair value of residual interest certificates that were issued by the securitization trusts and retained by PFH, and (iv) recognized mortgage servicing rights, which represent the fair value of PFH’s right to continue to service the mortgage loans transferred to the securitization trusts. As part of the recharacterization, the Corporation recognized residual interests of $38 million and MSRs of $18 million. The Corporation had previously recorded MSRs in several of these securitization transactions, which amounted to $18 million at December 31, 2007. The net impact of the recharacterization transaction was a pretax loss of $90.1 million, which is included in the caption “(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale” in the consolidated statement of operations.
     Because the loans in these trusts continued to be reflected as assets on the Corporation’s consolidated financial statements prior to affecting the loan recharacterization transaction, the Corporation was required to record charge-offs and make provision for inherent loan losses relating to such loans in accordance with FASB Statement No. 5, “Accounting for Contingencies.”
     This loan recharacterization transaction as sale on the Corporation’s financial statements reflects management’s current strategy of exiting the subprime mortgage origination business of PFH. It also provides investors a better portrayal of the legal rights and obligations related to these transactions and will allow them to better assess their economic impact on the Corporation’s financial condition. The removal of the mortgage assets from Popular’s books had a favorable impact on its capital ratios and reduced the amount of subprime mortgages in the Corporation’s books. The loan recharacterization transaction contributed with a reduction in non-performing mortgage loans of approximately $316 million, when compared to December 31, 2006.
Events Subsequent To Year-End 2007
Sale of BPNA’s Retail Bank Branches in Houston
     On January 10, 2008, the Corporation completed the sale of six branches of BPNA in Houston, Texas to Prosperity Bank. Prosperity Bank paid a premium of 10.10% for approximately $125 million in deposits, and purchased certain loans and other assets attributable to the branches. Prosperity retained all branch-based employees. BPNA continues to operate its mortgage business based in Houston as well as its franchise and small business lending activities in Texas. BPNA will also continue to maintain a retail branch in Arlington, Texas.
PFH Branch Network and Restructuring Plan
     Given the unprecedented disruption in the capital markets since the summer of 2007 and its impact on funding, Popular’s management concluded that it would be difficult to generate an adequate return on the capital invested at Equity One’s consumer service branches.
     In January 2008, the Corporation signed of an Asset Purchase Agreement (the “Agreement”) to sell certain assets of Equity One, the U.S. mainland consumer finance operations of PFH, to American General Finance, Inc., a member of American International Group. The closing of the Agreement with effective date of March 1, 2008 resulted in the sale of a significant portion of Equity One’s mortgage loan and consumer loan portfolio approximating $1.4 billion. This portfolio was reclassified by the Corporation from loans held-in-portfolio to loans held-for-sale in December 2007. American General Finance, Inc. will hire certain Equity One’s consumer services employees and will retain certain branch locations. Equity One will close all remaining consumer branches. Workforce reductions at Equity One will result in the loss of employment for those employees at the consumer services branches not hired by American General Finance, Inc., as well as for other related support functions.
     This strategic initiative resulted in the adoption of an additional restructuring plan at PFH (the “PFH Branch Network Restructuring Plan”) during the first quarter of 2008. It is anticipated that this restructuring plan (the “PFH Branch Network Restructuring Plan”) will result in estimated combined charges for the Corporation of approximately $19.5 million, of which $1.9 million in impairment charges related to long-lived assets, primarily leasehold improvements, furniture and equipment, were recognized on December 31, 2007, and the remainder is expected to be substantially incurred in the first quarter of 2008.
Adoption of Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159)
     The Corporation adopted the provisions of SFAS No. 159 in January 2008. Management elected the fair value option for approximately $287 million of loans and $287 million of bond certificates associated to PFH’s on-balance sheet securitizations that were outstanding at December 31, 2007 (transactions excluded from the above mentioned recharacterization transaction). These loans serve as collateral for the bond certificates. Due to accounting constraints, the Corporation is unable to recharacterize these loans securitizations as sales. Additionally, the Corporation elected the fair value option for approximately $1.2 billion of whole loans held-in-portfolio by PFH. These whole loans consist principally of mortgage loans and second-liens that were originated through the exited business of PFH and home equity lines of credit that had been originated by E-LOAN prior to the 2007 U.S. reorganization. Due to their subprime characteristics and current market disruptions, these loans are being held-in-portfolio as potential buyers have withdrawn from the market given heightened concerns over credit quality of borrowers and continued deterioration in the housing markets. Management understands that accounting for these loans at fair value provides a more relevant and transparent measurement of the realizable value of the assets and differentiates the PFH portfolio from that loan portfolio that the Corporation will continue to originate through other channels outside PFH. The measurement of the bond certificates at fair value reflects the actual exposure of the Corporation after considering the credit risk to be borne by the certificateholders on the on-balance sheet securitization. Management understands that the adoption of the fair value option for the financial assets and liabilities selected better reflects the inherent risks of these instruments and reflects the intention of the Corporation to discontinue most of the businesses previously conducted at PFH.
     As a result of the adoption of SFAS No. 159, the Corporation expects to recognize a negative pre-tax adjustment that could range between $280 million and $300 million ($158 million and $169 million after tax) due to the transitional adjustment for electing the fair value option on existing instruments at adoption. That amount represents the difference between the fair value and the carrying value of the loans at date of adoption. This negative adjustment would not impact earnings but instead be reflected as a reduction of beginning retained earnings as of January 1, 2008. Subsequent increases or decreases in the fair value of the assets and liabilities accounted under SFAS No. 159 provisions will be recorded as valuation adjustments through earnings in the consolidated statement of operations. The fair value adjustments disclosed here are only estimates as management is in the process of validating the methodologies used to value the assets and liabilities and the results of such valuations. Also, management continues to evaluate the impact that SFAS No. 159 will have on the consolidated financial statements, including disclosures.
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

General
     The Corporation, PIB and PNA are bank holding companies subject to supervision and regulation by the Federal Reserve Board under the BHC Act. Under the BHC Act, prior to the adoption of the Gramm Leach Bliley Act in 1999, the activities of bank holding companies and their non-banking subsidiaries were limited to the business of banking and activities closely related to banking, and no bank holding company could directly or indirectly acquire ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company in the United States, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies generally have been prohibited under the BHC Act from engaging in non-banking activities, unless they were found by the Federal Reserve Board to be closely related to banking. The Gramm Leach Bliley Act authorized bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities, subject to certain conditions. The Corporation has elected to be treated as a financial holding company under the provisions of the Gramm Leach Bliley Act. See “The Gramm-Leach Bliley Act ” below for information regarding changes to these rules.
     Banco Popular, BPNA and Banco Popular, N.A. are subject to supervision and examination by applicable federal and state banking agencies including, in the case of Banco Popular, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico, in the case of BPNA, the Federal Reserve Board and the New York State Banking Department and in the case of Banco Popular, N.A., the Office of the Comptroller of the Currency (“OCC”) and the Commissioner of Financial Institutions of Puerto Rico. Banco Popular, BPNA and Banco Popular, N.A. are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the other types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of Banco Popular, BPNA and Banco Popular, N.A. See “The Gramm-Leach Bliley Act” below for information about changes made to these rules. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
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
     At December 31, 2007, Banco Popular, BPNA and Banco Popular, N.A. were all well capitalized. An institution’s capital category, as determined by applying the prompt corrective action provisions of law, may not constitute an accurate representation of the overall financial condition or prospects of the institution, and the capital condition of the Corporation’s banking subsidiaries should be considered in conjunction with other available information regarding the Corporation’s financial condition and results of operations.
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
Holding Company Structure
     Banco Popular, BPNA and Banco Popular, N.A. are subject to restrictions under federal law that limit the transfer of funds by any of them to the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by Banco Popular, BPNA and Banco Popular, N.A. to any of the Corporation, PIB, PNA, or any of the Corporation’s other non-banking subsidiaries are limited in amount to 10% of the transferring institution’s capital stock and surplus and, with respect to the Corporation and all of its non-banking subsidiaries, to an aggregate of 20% of the transferring institution’s capital stock and surplus. For these purposes an institution’s capital stock and surplus includes its total risk-based capital plus (1) the balance of its allowance for loan losses not included therein and (2) the amount of certain investments made by the institution in “financial subsidiaries” that is subject to these limits and is required to be deducted from the institution’s capital for regulatory capital purposes. Furthermore, any such loans and extensions of credit are required to be secured in specified amounts. In addition, federal law requires that any transaction between Banco Popular, BPNA or Banco Popular, N.A., on the one hand, and the Corporation, PIB, PNA or any of the Corporation’s other non-banking subsidiaries, on the other hand, be carried out on an arm’s length basis.

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
Dividend Restrictions
     The principal source of cash flow for the Corporation is dividends from Banco Popular. Various statutory provisions limit the amount of dividends Banco Popular may pay to the Corporation without regulatory approval. As a member bank subject to the regulation of the Federal Reserve Board, Banco Popular must obtain the approval of the Federal Reserve Board for any dividend, if the total of all dividends declared by the member bank during the calendar year would exceed the total of its net income (as reportable in its Report of Condition and Income) for that year, combined with its retained net income (as defined by regulation) for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. In addition, a member bank may not declare or pay a dividend in an amount greater than its undivided profits as reported in its Report of Condition and Income, unless the member bank has received the approval of the Federal Reserve Board. A member bank also may not permit any portion of its permanent capital to be withdrawn unless the withdrawal has been approved by the Federal Reserve Board. For this purpose, permanent capital means the total of the bank’s perpetual preferred stock and related surplus, common stock and surplus and minority interests in consolidated subsidiaries, as reportable in the Report of Condition and Income. At December 31, 2007, Banco Popular could have declared a dividend of approximately $45 million without the approval of the Federal Reserve Board and BPNA could not declare any dividends without the approval of the Federal Reserve Board.
     The payment of dividends by Banco Popular, BPNA and Banco Popular, N.A. may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The OCC and FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Under the FDIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “—Prompt Corrective Action” above. Moreover, the Federal Reserve Board and the FDIC have issued policy statements stating that the bank holding companies and insured banks should generally pay dividends only out of current operating earnings.
     Under the American Jobs Creation Act of 2004, subject to compliance with certain conditions, distributions of U.S. sourced dividends to a corporation organized under the laws of the Commonwealth of Puerto Rico are subject to a withholding tax of 10% instead of the 30% applied to other foreign corporations. The Corporation’s U.S. mainland subsidiaries earnings are considered permanently invested. Accordingly, this 2004 law which lowered the withholding tax rate to 10% is not expected to have a material impact on the Corporation in the foreseeable future.
     See “–Puerto Rico Regulation-General” below for a description of certain restrictions on Banco Popular’s ability to pay dividends under Puerto Rico law.
FDIC Insurance Assessments
     Banco Popular, BPNA and Banco Popular, N.A. are subject to FDIC deposit insurance assessments. In 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provided for the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) into a single Deposit Insurance Fund, an increase in the maximum amount of FDIC insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. In addition, it granted a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
     The deposits of Banco Popular, BPNA and Banco Popular, N.A. are insured up to the applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF.
     Under the Reform Act, the FDIC made significant changes to its risk-based assessment system so that effective January 1, 2007 the FDIC imposes insurance premiums based upon a matrix that is designed to more closely tie what banks pay for deposit insurance to the risks they pose. The new FDIC risk-based assessment system imposed premiums based upon factors that vary depending upon the size of the bank. These factors are: for banks with less than $10 billion in assets — capital level, supervisory rating, and certain financial ratios; for banks with $10 billion up to $30 billion in assets — capital level, supervisory rating, certain financial ratios and (if at least one is available) debt issuer ratings, and additional risk information; and for banks with over $30 billion in assets — capital level, supervisory rating, debt issuer ratings (unless none are available in which case certain financial ratios are used), and additional risk information. The FDIC has adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the revenue needs of the DIF, and has set initial premiums that range from 5 cents per $100 of domestic deposits for the banks in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of our bank subsidiaries of 5 to 7 basis points per $100 of deposits. Our bank subsidiaries will utilize the $8 million remaining balance of the FDIC credit to offset a portion of the 2008 insurance premium assessment.
     The Deposit Insurance Funds Act of 1996 separated the Financing Corporation (“FICO”) assessment to service the interest on its bond obligations from the DIF assessment. The amount assessed on individual institutions by the FICO is in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment is 1.14 cents per $100 of deposits. The above-referenced FDIC credit may not be used to offset FICO assessments. As of December 31, 2007, the Corporation had a DIF deposit assessment base of approximately $27.6 billion.

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
Capital Adequacy
     Information about the capital composition of the Corporation as of December 31, 2007 and for the four previous years is presented in Table I “Capital Adequacy Data” on page 36 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).
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
     Banco Popular and BPNA are subject to the risk-based and leverage capital requirements adopted by the Federal Reserve Board. Banco Popular, N.A. is subject to substantially similar requirements of the OCC. See Consolidated Financial Statements, Note 21 “Regulatory Capital Requirements” on page 112 and 113 for the capital ratios of the Corporation, Banco Popular and BPNA. Failure to meet capital guidelines could subject the Corporation and its depository institution subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and to certain restrictions on its business. See “- Prompt Corrective Action”.
     In November 2007, the Federal Reserve Board approved the final rules to implement new risk based capital requirements in the United States for large, internationally active banking organizations. The new advanced capital adequacy framework, known as Basel II would replace the current U.S. capital rules which are based on the Basel Capital Accord of 1988 (Basel I). Basel II would be mandatory for core banking organizations which are institutions with at least $250 billion in total assets or at least $10 billion in foreign exposure and optional for others (non-core banking organizations which include opt-in banks voluntarily adopting Basel II and general banks not adopting advanced approaches).
     The new U.S. Basel II rule is technically consistent with the international approaches and includes prudential safeguards for the implementation process. These safeguards include a requirement that banking organizations must successfully complete a four-quarter parallel run period before operating under the new capital framework and a requirement that an institution satisfactorily completes three transitional periods (each lasting at least one year) in which floors are applied to capital requirements. Also, there is a commitment by the agencies to perform ongoing analysis to ensure Basel II is working as intended. A banking organization would need approval from its primary federal regulator to move into each transitional floor period and then to move to full Basel II.
     To correct differences between core and non-core banking organizations, Basel IA was proposed on 2005. On July 2007, regulators discarded Basel IA and agreed to issue a proposed rule that would provide all non-core banking organizations with an option to adopt a standardized approach under Basel II. This framework is intended to be finalized before the core banking organizations may begin the first transitional floor period under Basel II (2009). Although the Corporation is a non-core banking organization, the Corporation understands that the new capital adequacy guidelines provide a framework which more closely aligns regulatory capital requirements with actual risks, thus enhancing risk management practices.
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
     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. In addition, trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. As of December 31, 2007, $824 million in trust preferred securities that the Corporation treated as Tier 1 capital under existing Federal Reserve Board guidelines were outstanding. The Corporation has determined that the issuer trusts for its trust preferred securities transactions are variable interest entities. The variable interest entities were deconsolidated commencing with the Corporation’s December 31, 2003 financial statements.
     On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements became subject to stricter quantitative limits.
     The Federal Reserve Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Internationally active BHCs, defined as those with consolidated assets greater than $250 billion or on-balance-sheet foreign exposure greater than $10 billion, are subject to a 15 percent limit. They may, however, include qualifying mandatory convertible preferred securities up to the generally applicable 25 percent limit. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

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
The Gramm-Leach-Bliley Act
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
     The U.S. Treasury Department (the “Treasury”) has issued and, in some cases proposed, a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions, including the Corporation’s bank and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons.
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
Office of Foreign Assets Control Regulation
     The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
     Section 27 of the Banking Law requires that at least ten percent (10%) of the yearly net income of Banco Popular be credited annually to a reserve fund. This apportionment must be done every year until the reserve fund is equal to the total of paid-in capital on common and preferred stock. During 2007 Banco Popular transferred $28 million to the reserve fund in order to comply with this requirement.
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
     Section 17 of the Banking Law permits a bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the paid-in capital and reserve fund of the bank. As of December 31, 2007, the legal lending limit for the Bank under this provision was approximately $119 million. In the case of loans which are secured by collateral worth at least 25% more than the amount of the loan the maximum aggregate amount is increased to one third of the paid-in capital of the bank, plus its reserve fund. If the institution is well capitalized and had been rated 1 in the last examination performed by the Office of the Commissioner or any regulatory agency, its legal lending limit shall also include 15% of 50% of its undivided profits and for loans secured by collateral worth at least 25% more than the amount of the loan, the capital of the bank shall also include 33 1/3% of 50% of its undivided profits. Institutions rated 2 in their last regulatory examination may include this additional component in their legal lending limit only with the previous authorization of the Office of the Commissioner. There are no restrictions under Section 17 on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or Puerto Rico, or by current debt bonds, not in default, of municipalities or instrumentalities of Puerto Rico.
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
     PIB must submit to the Office of the Commissioner a report of its condition and results of operation on a quarterly basis and its annual audited financial statements at the close of its fiscal year. Under the IBC Act, PIB may not deal with “domestic persons” as such term is defined in the IBC Act. Also, it may only engage in those activities authorized in the IBC Act, the regulations adopted there under and its license.
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
     In January 2004, the Government of Puerto Rico approved a legislation that partially eliminates the tax exempt status of an IBE that operates as a division or branch of a bank in Puerto Rico. In order to be subject to tax, the IBE’s net taxable income must exceed 40% in 2004, 30% in 2005, and 20% in 2006 and thereafter, of the net taxable income of the bank as a whole. If these thresholds are exceeded, the IBE will be taxed at regular tax rates on its net taxable income that exceeds the applicable threshold. Currently, management of the Corporation does not expect any financial impact from this law because the net taxable income of Banco Popular’s IBE has not exceeded and is not expected to exceed 20% of Banco Popular’s net taxable income.
     In August 2005, the Government of Puerto Rico approved an increase in the maximum statutory tax rate from 39.0% to 41.5% to corporations and partnerships for a two-year period. The tax rate was applied retroactively effective January 1, 2005 to all of the Corporation’s subsidiaries doing business in Puerto Rico with fiscal years ended December 31, 2005. In addition, in May 2006, the Government of Puerto Rico approved an additional one year transitory tax applicable only to the banking industry that raised the maximum statutory tax rate to 43.5% for taxable years commenced during calendar year 2006. For taxable years beginning after December 31, 2006, the maximum statutory tax rate was 39%.
Employees
     At December 31, 2007, the Corporation employed directly 12,303 persons. None of its employees are represented by a collective bargaining group.
Segment Disclosure
     Note 32 to the Financial Statements, “Segment Reporting” on pages 135 through 139 of the Annual Report is incorporated by reference herein.
     The Corporation’s corporate structure consists of four reportable segments – Banco Popular de Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Also, a corporate group supports the reportable segments.

     In early 2007, the Corporation changed its basis of presentation by combining the operations of Banco Popular North America and Popular Financial Holdings segments into a single reportable segment named Popular North America. This was the result of the previously mentioned restructuring plan of the Popular Financial Holdings operations and the Corporation’s U.S. Reorganization. At that time, the Corporation decided to continue the operations of Equity One and its subsidiaries which are principally dedicated to direct subprime loan origination, consumer finance and mortgage servicing. However, given the unforeseen disruption in the capital markets since the summer of 2007 and its impact on funding, management now believes that it will be difficult to generate an adequate return on the capital invested at Equity One and its subsidiaries. As such, commencing in late fourth quarter of 2007, the Corporation redefined its Popular North America reportable segment by segregating it in two separate reportable segments: Banco Popular North America and Popular Financial Holdings.
     Management re-defined its plans and allocation of resources with respect to the Corporation’s U.S. operations and is taking steps to exit the PFH business, except for its mortgage servicing unit. Part of these steps included the recharacterization of a substantial portion of PFH’s on-balance sheet mortgage loan securitization as sales, the signing in early 2008 of an Asset Purchase Agreement to sell certain assets of Equity One and the expected closure of its remaining consumer branch network during 2008. The remaining loan portfolio that will remain in PFH’s books will decline as it runs-off. Due to the expected discontinuance of the business, management has redefined how to allocate resources for future growth potential in the U.S. operations.
     Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments.
     The following table presents the Corporation’s long-lived assets by geographical area, other than financial instruments, long-term customer relationships, mortgage and other servicing rights and deferred tax assets. Long-lived assets located in foreign countries represent the investments under the equity method in the Dominican Republic and El Salvador and other long-lived assets located in Costa Rica, Venezuela and the Dominican Republic.

	2007	2006	2005
Puerto Rico

Premises and equipment	$477,681,159	$473,335,423	$472,386,760
Goodwill	222,438,229	96,942,455	94,650,541
Other intangible assets	24,557,452	10,210,815	9,694,734
Investments under the equity method	16,530,392	22,481,879	21,434,700

	$741,207,232	$602,970,572	$598,166,735

United States

Premises and equipment	$103,439,003	$116,202,309	$119,529,381
Goodwill	404,249,194	568,648,617	557,070,780
Other intangible assets	38,673,692	97,342,728	100,513,344
Investments under the equity method	24,148,846	1,454,175	812,183

	$570,510,735	$783,647,829	$777,925,688

Foreign Countries

Premises and equipment	$7,042,695	$5,601,939	$4,655,313
Goodwill	4,073,107	2,262,444	2,262,444
Other intangible assets	1,325,230	—	—
Investments under the equity method	49,190,174	42,857,928	40,497,852

	$61,631,206	$50,722,311	$47,415,609

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
     In the Amended Doral 2004 10-K, Doral stated that counsel for its Audit Committee and independent directors had investigated the process it used to obtain “third-party IO valuations”, that the investigation had concluded that the process “was flawed”, that Doral representatives “may have improperly provided inaccurate information” concerning the IO portfolio to the parties performing the third-party valuation, and that the counsel conducting the investigation had “limited access to the third parties who performed the IO valuation.” The Corporation believes that Doral considers Popular Securities to be one of the parties that provided Doral with “third-party IO valuations.”
     Transactions with Doral Relating to Mortgage Loans and IOs. Between 1996 and 2004, BPPR purchased mortgage loans from Doral for an aggregate purchase price of approximately $1.6 billion. The remaining balance of these mortgage loans recorded on the Corporation’s consolidated statement of condition at December 31, 2007 was $375 million.

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
     Between 1996 and 2004, the Corporation purchased IOs from Doral for an aggregate purchase price of $110 million. Over the same period Doral repurchased IOs it had previously sold to the Corporation for an aggregate purchase price of $54 million. The remaining balance of these IOs recorded on the Corporation’s consolidated statement of condition at December 31, 2007 was $37 million. These IOs have been reclassified from investments available-for-sale to loans to Doral because they are accompanied by 100% guarantees from Doral of the principal and the fixed yield and because of the source of the cash flow for payments on the IOs.
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

     In February 2008, R&G announced that the Securities and Exchange Commission had approved a final settlement with R&G, which resolved the SEC’s investigation of R&G . R&G has announced that the U.S. Attorney’s Office for the Southern District of New York is also conducting an informal inquiry into these matters. Actions have been brought by or on behalf of securities holders of R&G in relation to these matters.
     Purchases of Mortgage Loans from R&G. Between 2003 and 2004, BPPR entered into various mortgage loan purchase transactions with R&G in the amount of $176 million. These mortgage loan purchase transactions had recourse provisions and other financial arrangements. In the Amended R&G 2004 10-K, R&G disclosed that it had determined, after a review of all of its transactions that it had previously characterized as mortgage loan sales, to recharacterize certain of those transactions as secured borrowings collateralized by real estate mortgage loans, including, as of December 31, 2004, $155 million of transactions with BPPR. At December 31, 2007, the remaining balance of the mortgage loans purchased from R&G recorded on the Corporation’s consolidated statement of condition was $96 million. The Corporation has concluded that its previously filed financial statements are fairly stated and that no restatement is necessary.
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
ITEM 1A. RISK FACTORS
     Weakness in the economy and in the real estate market in the geographic footprint of Popular has adversely impacted and may continue to adversely impact Popular.
     A significant portion of the Corporation’s financial activities and credit exposure is concentrated in Puerto Rico (the “Island”) and the Island’s economy has been deteriorating. If the decline in economic activity continues, this could result in, among other things, a downturn in loan originations, an increase in the level of non-performing assets, an increase in the rate of foreclosure loss on mortgage loans and a reduction in the value of the Corporation’s loans and loan servicing portfolio, all of which would adversely affect the Corporation’s profitability.
     The Puerto Rico Planning Board registered a contraction of 1.4 percent for the fiscal year ended June 30, 2007 and projects a further decline of 1.8 percent for the current fiscal year ending June 30, 2008.

     The current state of the economy and uncertainty in the private and public sectors has had an adverse effect on the credit quality of the Corporation’s loan portfolios. The continuation of the economic slowdown could cause those adverse effects to continue, as delinquency rates may increase in the short-term, until more sustainable growth resumes. Also, a potential reduction in consumer spending may also impact growth in other interest and non interest revenue sources of the Corporation.
A prolonged economic slowdown, a continuing decline in the real estate market in the U.S. mainland, and ongoing disruptions in the capital markets have harmed and could continue to harm the results of operations of PFH, one of the Corporation’s business segments.
     The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. “Bust” cycles in the housing sector affect our business by decreasing the volume of loans originated and increasing the level of credit losses related to our mortgage loans.

     The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, since early 2007, the sector has been in the midst of a substantial dislocation, since 2007. It has had a significant impact on some of the Corporation’s U.S-based business sectors and has the potential to affect its ongoing financial results and condition. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The supply of homes in the market has increased substantially, and additional property value decreases may be required to clear the overhang of excess inventory in the U.S. market. Declining property values could impact the credit quality of the Corporation’s U.S. mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure. It is possible that in the event of foreclosure in a loan from this portfolio, the current market value of the underlying collateral is insufficient to cover the loan amount owed.
     The exposure of the Corporation’s loan portfolio to the 1-4 family residential mortgage sector in the U.S. has declined. As of December 31, 2007, mortgage loans collateralized by 1-4 family residential property in the continental U.S. amounted to $4.7 billion, as compared to $9.2 billion as of December 31, 2006. This represents a decrease of $4.5 billion, or 49%. As of year-end 2007, $2.4 billion in 1-4 family residential mortgage loans in the U.S. were at PFH and $2.3 billion at BPNA.
     The Corporation has made loans to borrowers that had FICO scores 660 or below through its subsidiary PFH. As of December 31, 2007, approximately 75% of PFH’s mortgage loan portfolio of $1 billion was subprime, meaning that it had a credit score per loan of 660 or below. This profile of borrower has been particularly affected by the current housing environment. Even though the Corporation has exited this business segment, the rates of delinquencies, foreclosures and losses on the remaining loans in portfolio could continue rising in the current environment. Rising unemployment, higher interest rates on mortgage loans, declines in housing prices and an overall tightening of credit standards by lenders tend to have a greater negative effect on the ability of such borrowers to repay their mortgage loans.
     An additional risk factor related to the residential mortgage loan sector is the repricing of adjustable rate mortgage loans (“ARMs”). Of the subprime mortgage loans held-in-portfolio at PFH as of year-end 2007, $320 million or 32% were ARMs. These loans typically have a low fixed rate for an initial period (two or three years) and afterwards the rate “floats” or adjusts periodically based on a market rate of interest, such as LIBOR. Many of the ARMs currently outstanding are schedule to reset before the end of 2008. It is possible that in some of these loans, when rates adjust, there will be a substantial increase in the underlying loan payment, possibly enough to pressure the cash flow of the underlying debtor and increase the likehood of delinquency.
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
     Refer to the Management’s Discussion and Analysis in this Form 10-K for further information on PFH’s credit exposure associated with its subprime mortgage loan portfolio and the Restructuring Plan executed in 2007, which has reduced the Corporation’s exposure in this industry sector.
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
     The Corporation is subject to interest rate risk because of the following factors:
•	Assets and liabilities may mature or reprice at different times. For example, if assets reprice slower than liabilities and interest rates are generally rising, earnings may initially decline.

•	Assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, we may increase rates charged on loans by an amount that is less than the general increase in market interest rates because of intense pricing competition. Also, basis risk occurs when assets and liabilities have similar repricing frequencies but are tied to different market interest rate indices that may not move in tandem.

•	Short-term and long-term market interest rates may change by different amounts, i.e., the shape of the yield curve may affect new loan yields and funding costs differently.

•	The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, the Corporation would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant impact on mortgage-backed securities and collateralized mortgage obligations, since prepayments could shorten the weighted average life of these portfolios.

•	Interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of securities holdings, including interest-only strips, gains and losses on sales of securities and loans, the value of mortgage servicing rights and other sources of earnings.
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
     The Corporation uses derivatives, to a limited extent, to manage part of the exposure to market risk caused by changes in interest rates or basis risk. The derivative instruments that the Corporation may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations there under; and (3) legal risk, which is the risk that the Corporation is unable to enforce certain terms of such instruments. All or any of such risks could expose the Corporation to losses.
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
     In December, 2007, Moody’s Investor Service (“Moodys”) downgraded by one notch to “A3”, the senior debt rating of the Corporation and reduced the short-term rating to “P-2”. The ratings were put on “watch negative”. The funding challenges at the bank holding company as well as the profitability of the U.S. business were given as the primary concerns underlying the downgrades. In January, 2008, Moodys upgraded the ratings outlook to “stable” and removed the ratings watch which has been in effect. Initiatives completed by management to address the bank holding companies’ funding challenges were cited as prompting the change, although the profitability of the U.S. business continues to be a ratings concern.
     After the end of the third quarter of 2007, Fitch Ratings reduced the short-term credit rating of Popular, Inc. and Popular North America, Inc. to “F-2” from “F-1”, and placed their long senior rating of “A-” on negative rating watch. Fitch Ratings mentioned that the rating actions reflected credit quality pressures from our sub-prime loan exposure as well as a more difficult environment for bank holding company funding. In both cases, Fitch Ratings maintained that it believes that both situations are challenging but manageable. In January, 2008, Fitch Ratings announced that it was affirming the Corporation’s senior debt rating at “A-“ as well as removing the rating from “watch negative”. The outlook was maintained “negative”. Management actions related to bank holding company liquidity were highlighted by the agency as underlying the removal of the “watch”, but U.S. business profitability concerns have kept the ratings outlook negative, until these challenges are resolved.
     Standard & Poor’s Rating Services (“S&P”) currently rates our debt “BBB+” for long-term debt and “A-2” for short-term obligations, both with a stable outlook.
     Changes in the Corporation’s credit ratings or the credit ratings of any of its subsidiaries to a level below “investment grade” would adversely affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are also sensitive to the risk of a ratings downgrade. In the event of a downgrade, the cost of borrowing funds would increase. In addition, the Corporation’s ability to raise new funds in the capital markets or renew maturing debt may be impaired.
     The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including service, convenience and financial stability as reflected by the operating results and credit ratings by nationally recognized credit agencies. A downgrade in credit ratings may impact the ability to raise deposits, but the Corporation believes that the impact should not be material. Deposits at all of its banking subsidiaries are federally insured (subject to limitations established by the FDIC), which is expected to mitigate the effect of a downgrade in the credit ratings.

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
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment grade-rated borrowers in the U.S. capital markets, the fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations.
     As a result of the Government’s fiscal challenges in 2006, Moodys and S&P then downgraded the rating of its obligations, but maintaining them within investment-grade levels. Since then, actions by the Government have improved the credit outlook. As of December 31, 2007, S&P rated the Government’s general obligations at BBB-, while Moodys rated them at Baa3- both in the lowest notch of investment grade. In November 2007, Moody’s upgraded the outlook of the Commonwealth’s credit ratings to “stable” from “negative” In justifying their change in outlook, Moody’s recognized the progress the Commonwealth has made in addressing the fiscal challenges it has faced in recent years. In particular it mentioned the controls imposed on public spending and the implementation of the sales tax as two favorable developments.
     Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future ratings stability. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, a deterioration in the fiscal situation with possible negative ratings implications, could adversely affect the value of Puerto Rico’s Government obligations.
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
     At December 31, 2007, the Corporation had $1.0 billion of credit facilities granted to or guaranteed by the P.R. Government and its political subdivisions, of which $150 million are uncommitted lines of credit. Of these total credit facilities granted, $914 million in loans were outstanding at December 31, 2007. A substantial portion of the credit exposure to the Government of Puerto Rico has an identified repayment stream, which includes in some cases the good faith, credit and unlimited taxation power of certain municipalities and, an assignment of basic property taxes and other revenues.
     Furthermore, as of December 31, 2007, the Corporation had outstanding $178 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Of that portfolio, $55 million was in the form of Puerto Rico Commonwealth’s Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s and BBB-, the lowest investment grade rating, by S&P, another nationally recognized credit rating agency. At December 31, 2007, the Appropriation Bonds indicated above represented approximately $1.8 million in unrealized losses in the Corporation’s portfolio of investment securities available- for- sale. The Corporation is closely monitoring the political and economic situation of the Island and evaluates the portfolio for any declines in value that management may consider being other- than- temporary. Management has the intent and ability to hold these investments for a reasonable period of time or up to maturity for a forecasted recovery of fair value up to (or beyond) the cost of these investments.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Additionally, continued loss from operations in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.
     From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in our Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.
     Our deferred tax assets should be reduced by a valuation allowance, if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     As of December 31, 2007, Banco Popular owned and wholly or partially occupied approximately 92 branch premises and other facilities throughout Puerto Rico. It also owned 5 parking garage buildings and approximately 36 lots held for future development or for parking facilities also in Puerto Rico, one building in the U.S. Virgin Islands and one in the British Virgin Islands. In addition, as of such date, Banco Popular leased properties mainly for branch operations in approximately 136 locations in Puerto Rico and 6 locations in the U.S. Virgin Islands. At December 31, 2007, BPNA had 172 offices (principally bank branches) of which 25 were owned and 147 were leased. These offices were located throughout New York, Illinois, New Jersey, California, Texas, Florida and Washington D.C. In addition, BPNA leased a six story office building in Rosemont, Illinois. This building houses the headquarters of BPNA. The Corporation’s management believes that each of its facilities is well maintained and suitable for its purpose. The principal properties owned by the Corporation for banking operations and other services are described below:
     Popular Center, the San Juan metropolitan area headquarters, located at 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico, a twenty-story office building. Approximately 45% of the office space is leased to outside tenants. In addition, it has an adjacent parking garage with capacity for approximately 1,095 cars. As of December 31, 2007, a major re-development at the ground and promenade levels was underway to establish retail businesses including sit-down restaurants and other food vendors.
     Popular Center North Building, a five-story building, on the same block as Popular Center. The new facilities are connected to the main building by the parking garage and to the Popular Street building by a pedestrian bridge. It provides additional office space and parking for 100 cars. It also houses six movie theatres with stadium type seating for approximately 600 persons total.
     Popular Street Building, a parking and office building located at Ponce de León Avenue and Popular Street, Hato Rey, Puerto Rico. The building has approximately 102,000 rentable square feet occupied approximately 74% by Banco Popular units. Ground level areas available for retail use are currently being leased. It has parking facilities for 1,165 cars.
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

     Stop 22 Building, a twelve story structure located in Santurce, Puerto Rico. A branch, the Accounting Department, the People Division, the Asset Protection Division and the Auditing Division are the main occupants of this facility, which is 82% occupied by Banco Popular personnel.
     Centro Europa Building — a seven-story office and retail building in Santurce, Puerto Rico. The Bank’s training center occupies approximately 26% of this building. The remaining space is rented to outside tenants. The building also includes a parking garage with capacity for approximately 613 cars.
     Old San Juan Building, a twelve-story structure located at Old San Juan, Puerto Rico. Banco Popular occupies approximately 25% of the building for a branch operation, an exhibition room and other facilities. The rest of the building is rented or available for rent to outside tenants.
     Guaynabo Corporate Office Park Building, a two-story building located in Guaynabo, Puerto Rico. Recently remodeled, this building is fully occupied by Popular Insurance, Inc. as its headquarters. As of December 31, 2007, an adjacent four-level parking garage with capacity for approximately 300 cars, and facilities for a potable water cistern and a diesel storage tank, was under construction.
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
     New York Building, a nine-story owned structure with two underground levels located at 7 West 51st Street, New York City. BPNA occupies approximately 36% of the office space. The remaining 64% of the building is leased.
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
     The Corporation’s common stock (the “Common Stock”) is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol “BPOP”. Information concerning the range of high and low sales prices for the Corporation’s common shares for each quarterly period during 2007 and the previous four years, as well as cash dividends declared is contained under Table J, “Common Stock Performance”, on page 38 in the MD&A in the Annual Report, and is incorporated herein by reference.
     As of February 27, 2008, the Corporation had 10,485 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Corporation’s Common Stock on such date, as quoted on the NASDAQ was $11.39 per share.
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
     A United States citizen who is a non-resident of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and Form AS 2732 of the Puerto Rico Treasury Department, “Withholding Tax Exemption Certificate in the Case of Nonresident Individuals — Citizens of the United States”, is filed with the withholding agent.
     U.S. income tax law permits a credit against U.S. income tax liability, subject to certain limitations, for certain foreign income taxes (including income tax imposed by Puerto Rico) paid or deemed paid with respect to such dividends.
     The information about the securities authorized for issuance under the Corporation’s equity based plans, refer to Part III, Item 12 on this Corporation’s Annual Report on Form 10-K.
     The Corporation previously filed two registration statements covering the offering of the Corporation’s common stock, at market prices, as an investment option for employee and employer contributions under the following plans for its U.S.-based employees: the Popular Financial Holdings, Inc. Savings and Retirement Plan (formerly known as the Equity One, Inc. Savings and Retirement Plan (the “PFH Plan”)) and the Popular, Inc. USA 401(k) Savings and Investment Plan (the “U.S. Surviving Plan”). Effective April 1, 2006, the PFH Plan was merged with and into the U.S. Surviving Plan. As a result of an error in recordkeeping and the merger of the PFH Plan with and into the U.S. Surviving Plan and the participation of E-LOAN employees in the Plan starting January 1, 2007, the latter two of which had the effect of significantly increasing the number of participants in the U.S. Surviving Plan, the amount of shares issued under the U.S. Surviving Plan has exceeded the amount of shares registered. For the quarter ended September 30, 2007, the number of unregistered shares sold under the U.S. Surviving Plan was 76,236 shares. The Corporation has determined that the offer and sale of the shares and interests in the U.S. Surviving Plan above the amount registered were not exempt from registration under the Securities Act, and that such sale should have been registered under the Securities Act. Under the applicable provisions of the federal securities laws, plan participants that purchased unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase. Approximately 686,487 unregistered shares were sold to plan participants under the U.S. Surviving Plan from August 9, 2006 to August 8, 2007 which covers the one year period (the “Rescission Period”) prior to the filing of the registration statement referred to in the first sentence of this paragraph. All shares of common stock under all the above-referenced Plans were purchased by the Plans on the open market. During that period, the Corporation’s common stock price ranged from a low of $12.47 per share to a high of $20.12 per share. The closing price of the Corporation’s common stock on November 7, 2007 was $9.22 per share. On August 9, 2007, the Corporation registered 5,000,000 shares of common stock and related interests in the U.S. Surviving Plan for offer to plan participants.
     On October 22, 2007, the Corporation filed a registration statement pursuant to which the Corporation offered to repurchase from participants in the U.S. Surviving Plan any unregistered shares purchased on behalf of plan participants during the Rescission Period. As a result of this rescission offering the Corporation acquired 227,183 shares and recognized an expense of $2.1 million.
     In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
     The following table sets forth the details of purchases of Common Stock during the quarter ended December 31, 2007 by the Corporation in the open market to satisfy awards made under its 2004 Omnibus Incentive Plan.
Issuer Purchases of Equity Securities

Not in thousands
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid per	Announced Plans or	the Plans or Programs
Period	Purchased	Share	Programs	(a)

October 1 — October 31	—	—	—	8,572,608
November 1 — November 30	6,046	$10.12	6,046	8,566,563
December 1 — December 31	—	—	—	8,566,563

Total December 31, 2007	6,046	$10.12	6,046	8,566,563

(a)	Includes shares forfeited.
Stock Performance Graph (1)
     The graph below compares the cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Nasdaq Bank Index and the Nasdaq Composite Index.

     The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2002, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.
Comparison of Five Year Cumulative Total Return
Total Return as of December 31
(December 31, 2002=100)

(1)	Unless the Corporation specifically states otherwise, this Stock Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
     The information required by this item appears in Table C, “Selected Financial Data”, on pages 6 and 7 and the text under the caption “Statement of Operations Analysis” on page 19 in the MD&A in the Annual Report, and is incorporated herein by reference.
     The Corporation’s ratio of earnings to fixed charges and of earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the last five years is as follows:

	Year ended December 31,
	2007		2006		2005		2004		2003

Ratio of Earnings to Fixed Charges:

Excluding Interest on Deposits	(A	)	1.4	x	1.8	x	2.2	x	2.4	x
Including Interest on Deposits	(A	)	1.3	x	1.5	x	1.7	x	1.8	x

Ratio of Earnings to Fixed Charges and Preferred Stock Dividends:

Excluding Interest on Deposits	(A	)	1.4	x	1.8	x	2.1	x	2.3	x
Including Interest on Deposits	(A	)	1.3	x	1.5	x	1.7	x	1.7	x

(A)	During 2007, earnings were not sufficient to cover fixed charges or preferred dividends and the ratios were less than 1:1. The Corporation would have had to generate additional earnings of $125 million to achieve ratios of 1:1 in 2007.
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
     The Corporation’s long-term senior debt and preferred stock on a consolidated basis as of December 31 of each of the last five years is:

	Year ended December 31,
(In thousands)	2007	2006	2005	2004	2003

Long-term obligations	$4,621,352	$8,737,246	$9,893,577	$10,305,710	$7,117,025

Non-cumulative Preferred Stock of the Corporation	186,875	186,875	186,875	186,875	186,875

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information required by this item appears on page 3 through 68 under the caption MD&A, and is incorporated herein by reference.
     Table L, “Maturity Distribution of Earning Assets”, on page 47 in the MD&A in the Annual Report, takes into consideration prepayment assumptions as determined by management based on the expected interest rate scenario. The Corporation does not have a policy with respect to rolling over maturing loans, but rolls over loans only on a case-by-case basis after review of such loans in accordance with the Corporation’s lending criteria.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information regarding the market risk of the Corporation’s investments appears on page 37 through 50 in the MD&A in the Annual Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item appears on pages 74 through 151, in the Annual Report and on page 71 under the caption “Statistical Summary — 2006-2007 Quarterly Financial Data” in the Annual Report and is incorporated herein by reference.

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
Management’s Assessment on Internal Control Over Financial Reporting
     Management’s Assessment of Internal Control over Financial Reporting is on page 74 of the Corporation’s Annual Report and is incorporated by reference herein.
Internal Control over Financial Reporting
     There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES
Not Applicable.
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the captions “Shares Beneficially Owned by Directors and Executive Officers of the Corporation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Governance Matters”, “Nominees for Election as Directors and other Directors” and “Named Executive Officers” in the Proxy Statement are incorporated herein by reference.
     The Board has adopted a Code of Ethics to be followed by the Corporation’s employees, officers (including the Chief Executive Officer, Chief Financial Officer and Corporate Comptroller) and directors to achieve conduct that reflects the Corporation’s ethical principles. The Code of Ethics is available on our website at www.popular.com. We will post on our website any amendments to the Code of Ethics or any waivers to the Chief Executive Officer, Chief Financial Officer, Corporate Comptroller or directors.
ITEM 11. EXECUTIVE COMPENSATION
     The information under the captions “Compensation of Directors”, “Executive Compensation Program”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The information under the captions “Principal Stockholders” and “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” in the Proxy Statement is incorporated herein by reference.
     The following table set forth information as of December 31, 2007 regarding securities issued and issuable to directors and eligible employees under the Corporation’s equity based compensation plans.

Number of
Securities
Remaining
Available for
Future Issuance
		Number of		Under Equity
		Securities	Weighted-	Compensation
		to be Issued	Average	Plans
		Upon	Exercise Price	(Excluding
		Exercise of	of	Securities Reflected
		Outstanding	Outstanding	in the
Plan Category	Plan	Options	Options	First Column)
Equity compensation plans approved by security holders	2001 Stock Option Plan 2004 Omnibus Incentive Plan	2,407,310 684,882	$18.83 27.03	0 8,566,563
Equity compensation plans not approved by security holder		—	—	—

Total		3,092,192	$20.64	8,566,563

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information under the caption “Family Relationships” and “Other Relationships, Transactions and Events” in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information regarding principal accounting fees and services is set forth under “Disclosure of Auditors Fees” in the Proxy Statement, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a). The following financial statements and reports included on pages 75 through 151 of the financial review section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm Consolidated Statements of Condition as of December 31, 2007 and 2006
Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements described in (a).1 above or in the notes thereto.
(3)	Exhibits

The exhibits listed on the Exhibits Index on page 40 of this report are filed herewith or are incorporated herein by reference

EXHIBIT INDEX

Exhibit No.	Description
3.1
Composite Articles of Incorporation of the Corporation, as currently in effect (incorporated by reference to Exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

3.2	Bylaws of the Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
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

4.3
Senior Indenture of the Corporation, dated as of February 15, 1995, as supplemented by the First Supplemental Indenture thereto, dated as of May 8, 1997, each between the Corporation and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 4(d) to the Registration Statement No. 333-26941 of the Corporation, Popular International Bank, Inc., and Popular North America, Inc., as filed with the SEC on May 12, 1997).

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

4.10
Administrative Procedures governing Medium-Term Notes, Series E, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 002-96018), dated August 5, 1999 and filed on August 17, 1999).

Exhibit No.	Description
4.11
Form of Fixed Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.12
Form of Floating Rate Medium-Term Note, Series F, of Popular North America, Inc., endorsed with the guarantee of the Corporation (incorporated by reference to Exhibit 4(h) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.13
Administrative Procedures governing Medium-Term Notes, Series F, of Popular North America, Inc., guaranteed by the Corporation (incorporated by reference to Exhibit 10(b) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated June 23, 2004 and filed on July 2, 2004).

4.14
Junior Subordinated Indenture, among BanPonce Financial Corp., (Popular North America, Inc.) BanPonce Corporation (Popular, Inc.) and JP Morgan Chase Bank (formerly known as The First National Bank of Chicago), as Debenture Trustee (incorporated by reference to Exhibit (4)(a) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.15
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

4.16
Form of Capital Security Certificate for BanPonce Trust I (incorporated by reference to Exhibit (4)(g) of the Corporation’s Current Report on Form 8-K (File No. 000-13818), dated and filed on February 19, 1997).

4.17
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

4.18
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

4.20
Form of Certificate representing the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A. (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.21
Certificate of Designation, Preference and Rights of the Corporation’s 6.375% Non-Cumulative Monthly Income Preferred Stock, 2003 Series A (incorporated by reference to Exhibit 99.1 of the Corporation’s Current Report on Form 8-K dated and filed on February 26, 2003).

4.22
Form of Note Linked to the S&P 500® Index due September 30, 2008, (incorporated by reference to Exhibit (4)(e) of the Corporation’s Current Report on Form 8-K dated September 30, 2003, as filed with the SEC on October 1, 2003).

4.23
Form of Certificate of Trust of each of Popular Capital Trust I, Popular Capital Trust II, Popular Capital Trust III, and Popular Capital Trust IV dated September 5, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (Registration Nos. 333-108559 and 333-108559-04) filed with the SEC on September 5, 2003).

4.24
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

Exhibit No.	Description
4.25
Guarantee Agreement relating to Popular Capital Trust I, dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (incorporated by reference to Exhibit 4.4 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.26
Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.70% Junior Subordinated Debentures, Series A Due November 1, 2033 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.27
Indenture dated as of October 31, 2003, between the Corporation and JP Morgan Chase Institutional Services (formerly Bank One Trust Company, N.A.) Debenture (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K dated October 31, 2003, as filed with the SEC on November 4, 2003).

4.28
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

4.31
Certificate of Trust of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.32
Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.33
Form of Amended and Restated Trust Agreement of Popular North America Capital Trust I (incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.34
Form of Capital Security Certificate for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(e) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.35
Form of Guarantee Agreement for Popular North America Capital Trust I (incorporated by reference to Exhibit 4(f) to the Registration Statement on Form S-3/A (Registration No. 333-118197) filed with the SEC on September 9, 2004).

4.36
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

4.37
Form of Guarantee Agreement relating to Popular Capital Trust II (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (Registration No. 333-120340) filed with the SEC on November 10, 2004).

4.38
Certificate of Junior Subordinated Debenture relating to the Corporation’s 6.125% Junior Subordinated Debentures, Series A due December 1, 2034 (incorporated by reference to Exhibit 4.6 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.39
Second Supplemental Indenture, dated as of November 30, 2004, between the Corporation and JP Morgan Trust Company, National Association (formerly Bank One Trust Company, N.A.) (incorporated by reference to Exhibit 4.3 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

Exhibit No.	Description
4.40
Global Capital Securities Certificate for Popular Capital Trust I (incorporated by reference to Exhibit 4.5 of the Corporation’s Current Report on Form 8-K dated December 3, 2004, as filed with the SEC on December 3, 2004).

4.41	Popular North America, Inc. 6.85% Senior Note due on 2012.
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

10.9
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
10.12
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

10.15	Popular, Inc. 2004 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.16
Form of Compensation Agreement for Directors Elected Chairman of a Committee (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17
Form of Compensation Agreement for Directors not Elected Chairman of a Committee (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18
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

10.20	Compensation agreement for Michael Masin as director of the Corporation, dated January 25, 2007.
10.21
Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Richard L. Carrión (incorporated by reference to Exhibit 10.32 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.22
Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Jorge A. Junquera (incorporated by reference to Exhibit 10.33 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.23
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

10.29
Popular, Inc. 2006 Incentive Award and Agreement, dated as of March 13, 2006, between the Corporation and Cameron E. Williams (incorporated by reference to Exhibit 10.39 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

Exhibit No.	Description
10.30
Resignation, Retirement and Transition Agreement between the Corporation and Cameron E. Williams (incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed on January 9, 2007).

10.31
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Richard L. Carrión (incorporated by reference to Exhibit 10.41 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.32
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Jorge A. Junquera (incorporated by reference to Exhibit 10.42 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.33
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and David H. Chafey, Jr. (incorporated by reference to Exhibit 10.43 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.34
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Brunilda Santos de Álvarez (incorporated by reference to Exhibit 10.44 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.35
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Amílcar L. Jordán (incorporated by reference to Exhibit 10.45 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.36
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Tere Loubriel (incorporated by reference to Exhibit 10.46 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.37
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Roberto R. Herencia (incorporated by reference to Exhibit 10.47 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.38
Popular, Inc. 2007 Incentive Award and Agreement, dated as of January 25, 2007, between the Corporation and Félix M. Villamil (incorporated by reference to Exhibit 10.48 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.39	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Richard L. Carrión.
10.40	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Jorge A. Junquera.
10.41	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and David H. Chafey, Jr.
10.42	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Brunilda Santos de Álvarez.
10.43	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Amílcar L. Jordán.
10.44	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Roberto R. Herencia.
10.45	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Félix M. Villamil.
10.46	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Eduardo Negrón.
10.47	Popular, Inc. 2008 Incentive Award and Agreement, dated as of February 21, 2008, between the Corporation and Tere Loubriel.
12.1	The Corporation’s Computation of Ratio of Earnings to Fixed Charges.
13.1	The Corporation’s Annual Report to Shareholders for the year ended December 31, 2007.
21.1	Schedule of Subsidiaries of the Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

S\RICHARD L. CARRIÓN Richard L. Carrión	Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer	02-28-08
S\JORGE A. JUNQUERA Jorge A. Junquera Senior Executive Vice President	Principal Financial Officer	02-28-08
S\ILEANA GONZÁLEZ Ileana González Senior Vice President	Principal Accounting Officer	02-28-08
S\JUAN J. BERMÚDEZ Juan J. Bermúdez	Director	02-28-08
S\MARÍA LUISA FERRÉ María Luisa Ferré	Director	02-28-08
S\MICHAEL MASIN Michael Masin	Director	02-28-08
S\MANUEL MORALES Manuel Morales Jr.	Director	02-28-08
S\FRANCISCO M. REXACH Francisco M. Rexach Jr.	Director	02-28-08
S\FREDERIC V. SALERNO Frederic V. Salerno	Director	02-28-08
S\WILLIAM J. TEUBER William J. Teuber Jr.	Director	02-28-08
S\JOSÉ R. VIZCARRONDO José R. Vizcarrondo	Director	02-28-08