Form 10-Q
period 2008-03-31
POPULAR INC
filed 2008-05-12
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
     ☐ Yes           ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6.00 par value 281,024,719 shares outstanding as of May 7, 2008.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(In thousands, except share information)	March 31, 2008	December 31, 2007	March 31, 2007

ASSETS
Cash and due from banks	$782,498	$818,825	$753,550

Money market investments:
Federal funds sold	494,940	737,815	389,000
Securities purchased under agreements to resell	391,958	145,871	227,046
Time deposits with other banks	14,331	123,026	24,162

	901,229	1,006,712	640,208

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	3,146,549	4,249,295	3,729,502
Other investment securities available-for-sale	4,512,959	4,265,840	5,748,859
Investment securities held-to-maturity, at amortized cost (market value as of March 31, 2008 - $376,306; December 31, 2007 - $486,139; March 31, 2007 - $88,868)	374,903	484,466	87,483
Other investment securities, at lower of cost or realizable value (realizable value as of March 31, 2008 - $297,535; December 31, 2007 - $216,819; March 31, 2007 - $153,339)	252,157	216,584	152,951
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	494,839	673,958	344,401
Other trading securities	67,018	93,997	303,749
Loans held-for-sale measured at lower of cost or market value	447,097	1,889,546	1,049,230
Loans measured at fair value pursuant to SFAS No. 159:
Loans measured at fair value pledged with creditors’ right to repledge	56,523	—	—
Other loans measured at fair value	870,297	—	—

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	—	149,610	563,871
Other loans	26,742,124	28,053,956	31,578,452
Less — Unearned income	184,815	182,110	310,936
Allowance for loan losses	579,379	548,832	541,748

	25,977,930	27,472,624	31,289,639

Premises and equipment, net	639,840	588,163	591,008
Other real estate	85,277	81,410	89,479
Accrued income receivable	215,454	216,114	284,791
Servicing assets (at fair value on March 31, 2008 - $183,756; December 31, 2007 $191,624; March 31, 2007 - $172,643)	188,558	196,645	176,994
Other assets	2,110,675	1,456,994	1,149,050
Goodwill	630,764	630,761	668,616
Other intangible assets	67,032	69,503	105,154

	$41,821,599	$44,411,437	$47,164,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,253,885	$4,510,789	$4,177,446
Interest bearing	22,712,829	23,823,689	20,560,607

	26,966,714	28,334,478	24,738,053
Federal funds purchased and assets sold under agreements to repurchase	4,490,693	5,437,265	6,272,417
Other short-term borrowings	1,525,310	1,501,979	3,201,972
Notes payable at cost	4,190,169	4,621,352	8,368,825
Notes payable at fair value pursuant to SFAS No. 159	186,171	—	—
Other liabilities	990,713	934,372	846,979

	38,349,770	40,829,446	43,428,246

Commitments and contingencies (See Note 16)

Minority interest in consolidated subsidiaries	109	109	110

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 shares issued and outstanding in all periods presented	186,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 294,182,809 shares issued (December 31, 2007 - 293,651,398; March 31, 2007 - 292,448,935) and 280,547,741 outstanding (December 31, 2007 - 280,029,215; March 31, 2007 - 279,073,657)	1,765,097	1,761,908	1,754,694
Surplus	570,548	568,184	530,073
Retained earnings	1,113,089	1,319,467	1,673,826
Accumulated other comprehensive income (loss), net of tax of $19,446 (December 31, 2007 - ($15,438); March 31, 2007 - ($74,005))	43,719	(46,812)	(203,935)
Treasury stock — at cost, 13,635,068 shares (December 31, 2007 - 13,622,183; March 31, 2007 - 13,375,278)	(207,608)	(207,740)	(205,225)

	3,471,720	3,581,882	3,736,308

	$41,821,599	$44,411,437	$47,164,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands, except per share information)	2008	2007

INTEREST INCOME:
Loans	$561,117	$644,114
Money market investments	6,728	4,609
Investment securities	94,405	115,491
Trading account securities	18,693	9,381

	680,943	773,595

INTEREST EXPENSE:
Deposits	194,940	173,102
Short-term borrowings	65,145	124,809
Long-term debt	63,669	120,702

	323,754	418,613

Net interest income	357,189	354,982
Provision for loan losses	168,222	96,346

Net interest income after provision for loan losses	188,967	258,636
Service charges on deposit accounts	51,087	48,471
Other service fees (See Note 17)	105,467	87,849
Net gain on sale and valuation adjustments of investment securities	47,940	81,771
Trading account profit (loss)	4,464	(14,164)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(3,020)	—
Gain on sale of loans and valuation adjustments on loans held-for-sale	68,745	3,434
Other operating income	33,292	44,815

	496,942	510,812

OPERATING EXPENSES:
Personnel costs:
Salaries	136,709	136,479
Pension, profit sharing and other benefits	38,470	41,896

	175,179	178,375
Net occupancy expenses	34,992	32,014
Equipment expenses	31,998	32,396
Other taxes	13,143	11,847
Professional fees	36,625	35,987
Communications	15,303	17,062
Business promotion	17,216	28,372
Printing and supplies	4,275	4,276
Other operating expenses	41,292	32,016
Amortization of intangibles	2,492	2,983

	372,515	375,328

Income before income tax	124,427	135,484
Income tax expense	21,137	16,837

NET INCOME	$103,290	$118,647

NET INCOME APPLICABLE TO COMMON STOCK	$100,312	$115,669

BASIC EARNINGS PER COMMON SHARE (“EPS”)	$0.36	$0.41

DILUTED EPS	$0.36	$0.41

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2008	2007

Preferred stock:
Balance at beginning and end of year	$186,875	$186,875

Common stock:
Balance at beginning of year	1,761,908	1,753,146
Common stock issued under the Dividend Reinvestment Plan	3,189	1,488
Stock options exercised	—	60

Balance at end of period	1,765,097	1,754,694

Surplus:
Balance at beginning of year	568,184	526,856
Common stock issued under the Dividend Reinvestment Plan	2,080	2,628
Stock options expense on unexercised options, net of forfeitures	284	440
Stock options exercised	—	149

Balance at end of period	570,548	530,073

Retained earnings:
Balance at beginning of year	1,319,467	1,594,144
Net income	103,290	118,647
Cumulative effect of accounting change-adoption of SFAS No. 159 in 2008 (2007-SFAS No. 156 and EITF 06-5)	(261,831)	8,667
Cash dividends declared on common stock	(44,859)	(44,654)
Cash dividends declared on preferred stock	(2,978)	(2,978)

Balance at end of period	1,113,089	1,673,826

Accumulated other comprehensive income (loss):
Balance at beginning of year	(46,812)	(233,728)
Other comprehensive income, net of tax	90,531	29,793

Balance at end of period	43,719	(203,935)

Treasury stock — at cost:
Balance at beginning of year	(207,740)	(206,987)
Purchase of common stock	(339)	(10)
Reissuance of common stock	471	1,772

Balance at end of period	(207,608)	(205,225)

Total stockholders’ equity	$3,471,720	$3,736,308

Disclosure of changes in number of shares:

	March 31,	December 31,	March 31,
	2008	2007	2007

Preferred Stock:
Balance at beginning and end of period	7,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	293,651,398	292,190,924	292,190,924
Issued under the Dividend Reinvestment Plan	531,411	1,450,410	247,947
Stock options exercised	—	10,064	10,064

Balance at end of period	294,182,809	293,651,398	292,448,935

Treasury stock	(13,635,068)	(13,622,183)	(13,375,278)

Common Stock — outstanding	280,547,741	280,029,215	279,073,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter ended
	March 31,
(In thousands)	2008	2007

Net income	$103,290	$118,647

Other comprehensive income before tax:
Foreign currency translation adjustment	219	1,780
Adjustment of pension and postretirement benefit plans	(37)	(519)
Unrealized gains on securities available-for-sale arising during the period	127,490	39,483
Reclassification adjustment for losses (gains) included in net income	1,312	(82)
Unrealized net losses on cash flows hedges	(5,070)	(892)
Reclassification adjustment for losses included in net income	1,501	161

	125,415	39,931
Income tax expense	(34,884)	(10,138)

Total other comprehensive income, net of tax	90,531	29,793

Comprehensive income	$193,821	$148,440

Tax Effects Allocated to Each Component of Other Comprehensive Income:

	Quarter ended
	March 31,
(In thousands)	2008	2007

Underfunding of pension and postretirement benefit plans	—	$180
Unrealized gains on securities available-for-sale arising during the period	($35,263)	(10,592)
Reclassification adjustment for losses (gains) included in net income	(901)	13
Unrealized net losses on cash flows hedges	1,869	317
Reclassification adjustment for losses included in net income	(589)	(56)

Income tax expense	($34,884)	($10,138)

Disclosure of accumulated other comprehensive income:

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Foreign currency translation adjustment	($34,369)	($34,588)	($34,921)

Underfunding of pension and postretirement benefit plans	(51,176)	(51,139)	(69,779)
Tax effect	20,108	20,108	27,214

Net of tax amount	(31,068)	(31,031)	(42,565)

Unrealized gains (losses) on securities available-for-sale	155,894	27,092	(172,842)
Tax effect	(42,114)	(5,950)	46,567

Net of tax amount	113,780	21,142	(126,275)

Unrealized losses on cash flows hedges	(7,184)	(3,615)	(641)
Tax effect	2,560	1,280	224

Net of tax amount	(4,624)	(2,335)	(417)

Cumulative effect of accounting change, net of tax	—	—	243

Accumulated other comprehensive income (loss), net of tax	$43,719	($46,812)	($203,935)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$103,290	$118,647

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of premises and equipment	18,711	19,994
Provision for loan losses	168,222	96,346
Amortization of intangibles	2,492	2,983
Amortization and fair value adjustments of servicing assets	15,404	10,229
Net gain on sale and valuation adjustments of investment securities	(47,940)	(81,771)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	3,020	—
Net gain on disposition of premises and equipment	(1,323)	(3,677)
Net gain on sale of loans and valuation adjustments on loans held-for-sale	(68,745)	(3,434)
Net amortization of premiums and accretion of discounts on investments	6,086	6,331
Net amortization of premiums and deferred loan origination fees and costs	13,190	23,930
Earnings from investments under the equity method	(4,194)	(14,229)
Stock options expense	284	490
Deferred income taxes	(34,815)	(19,394)
Net disbursements on loans held-for-sale	(716,848)	(1,685,149)
Acquisitions of loans held-for-sale	(76,474)	(282,110)
Proceeds from sale of loans held-for-sale	526,534	1,280,146
Net decrease in trading securities	134,437	346,150
Net increase in accrued income receivable	(10,906)	(36,551)
Net (increase) decrease in other assets	(84,473)	35,955
Net decrease in interest payable	(21,075)	(315)
Net (decrease) increase in postretirement benefit obligation	(362)	728
Net increase in other liabilities	34,975	1,208

Total adjustments	(143,800)	(302,140)

Net cash used in operating activities	(40,510)	(183,493)

Cash flows from investing activities:
Net decrease (increase) in money market investments	105,483	(272,064)
Purchases of investment securities:
Available-for-sale	(120,932)	(28,186)
Held-to-maturity	(2,748,155)	(5,670,466)
Other	(88,720)	(6,744)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,067,689	399,204
Held-to-maturity	2,859,246	5,674,358
Other	53,147	2,454
Proceeds from sale of investment securities available-for-sale	8,477	—
Proceeds from sale of other investment securities	49,252	246,352
Net (disbursements) repayments on loans	(253,856)	50,493
Proceeds from sale of loans	1,585,375	962
Acquisition of loan portfolios	(1,394)	(784)
Assets acquired, net of cash	—	(1,823)
Mortgage servicing rights purchased	(2,215)	(795)
Acquisition of premises and equipment	(81,111)	(26,117)
Proceeds from sale of premises and equipment	13,255	14,307
Proceeds from sale of foreclosed assets	29,086	41,835

Net cash provided by investing activities	2,474,627	422,986

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,346,959)	297,872
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase	(946,572)	509,972
Net increase (decrease) in other short-term borrowings	23,331	(832,153)
Payments of notes payable	(693,280)	(416,272)
Proceeds from issuance of notes payable	535,894	47,719
Dividends paid	(47,788)	(47,591)
Proceeds from issuance of common stock	5,269	4,362
Treasury stock acquired	(339)	(10)

Net cash used in financing activities	(2,470,444)	(436,101)

Net decrease in cash and due from banks	(36,327)	(196,608)
Cash and due from banks at beginning of period	818,825	950,158

Cash and due from banks at end of period	$782,498	$753,550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey, Florida and Texas. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. As described in Note 19 to the consolidated financial statements, E-LOAN restructured its business operations during the fourth quarter of 2007 and beginning of 2008. PFH, after certain restructuring events discussed also in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and carry a maturing loan portfolio. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents further information about the Corporation’s business segments.
The unaudited consolidated financial statements include the accounts of Popular, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the 2008 presentation.
The statement of condition data as of December 31, 2007 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of March 31, 2008, December 31, 2007 and March 31, 2007 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2007, included in the Corporation’s 2007 Annual Report. The Corporation’s Form 10-K filed on February 29, 2008 incorporates by reference the 2007 Annual Report.
Note 2 — Recent Accounting Developments
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 12 to these consolidated financial statements for the disclosures required for the quarter ended March 31, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.
SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, which provided companies with an option to report selected financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying amount and the fair value at the election date is recorded as a transition adjustment to beginning retained earnings. Subsequent changes in fair value are recognized in earnings. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Corporation adopted the provisions of SFAS No. 159 in January 2008.
The Corporation elected the fair value option for approximately $1.2 billion of whole loans held-in-portfolio by PFH. Additionally, management adopted the fair value option for approximately $287 million of loans and $287 million of bond certificates associated with PFH’s on-balance sheet securitizations that were outstanding as of December 31, 2007. These loans serve as collateral for the bond certificates.
Refer to Note 11 to these consolidated financial statements for the impact of the initial adoption of SFAS No. 159 to beginning retained earnings as of January 1, 2008 and additional disclosures as of March 31, 2008.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN No. 39-1 in January 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)”
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and

the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management will be evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented on the consolidated financial statements.
SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”
In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The standard will be effective for all of the Corporation’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. Management will be evaluating the enhanced disclosure requirements.
Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”
On November 5, 2007, the SEC issued Staff SAB 109, which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under SFAS No. 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under SFAS No. 159’s fair-value election.
SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 during the first quarter of 2008 did not have a material impact to the Corporation’s consolidated financial statements, including disclosures.
Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”)

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.
Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.
The FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
Note 3 — Restrictions on Cash and Due from Banks and Highly-Liquid Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or with a correspondent bank. Those required average reserve balances were approximately $655 million as of March 31, 2008 (December 31, 2007 — $678 million; March 31, 2007 — $614 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, the Corporation may be required to establish a special reserve account for the benefit of brokerage customers of its broker-dealer subsidiary, which may consist of securities segregated in the special reserve account. There were no reserve requirements as of March 31, 2008 (December 31, 2007 — securities with a market value of $273 thousand; March 31, 2007 — securities with a market value of $445 thousand). These securities were classified in the consolidated statement of condition within the other trading securities category.
As required by the Puerto Rico International Banking Center Regulatory Act, as of March 31, 2008, December 31, 2007, and March 31, 2007, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of March 31, 2008, the Corporation maintained restricted cash of $1.9 million as collateral (December 31, 2007 — $1.9 million; March 31, 2007 — $1.9 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of March 31, 2008, the Corporation had restricted cash of $3.5 million (December 31, 2007 — $3.5 million) to support a letter of credit related to a service settlement agreement.

Note 4 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Investment securities available-for-sale, at fair value	$2,808,803	$2,944,643	$2,825,470
Investment securities held-to-maturity, at amortized cost	—	339	502
Loans held-for-sale measured at lower of cost or market value	38,553	42,428	—
Loans measured at fair value pursuant to SFAS No. 159	193,781	—	—
Loans held-in-portfolio	7,586,260	8,489,814	9,548,747

	$10,627,397	$11,477,224	$12,374,719

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of March 31, 2008, December 31, 2007 and March 31, 2007 were as follows:

	AS OF MARCH 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$463,769	$18,219	—	$481,988
Obligations of U.S. Government sponsored entities	4,582,861	154,438	—	4,737,299
Obligations of Puerto Rico, States and political subdivisions	102,378	728	$1,894	101,212
Collateralized mortgage obligations	1,366,306	7,299	24,686	1,348,919
Mortgage-backed securities	956,964	8,000	6,390	958,574
Equity securities	28,550	884	704	28,730
Others	2,786	—	—	2,786

	$7,503,614	$189,568	$33,674	$7,659,508

	AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$476,104	$3	$5,011	$471,096
Obligations of U.S. Government sponsored entities	5,450,028	52,971	5,885	5,497,114
Obligations of Puerto Rico, States and political subdivisions	103,206	470	2,184	101,492
Collateralized mortgage obligations	1,403,292	3,754	10,506	1,396,540
Mortgage-backed securities	1,017,302	4,690	11,864	1,010,128
Equity securities	33,299	690	36	33,953
Others	4,812	—	—	4,812

	$8,488,043	$62,578	$35,486	$8,515,135

	AS OF MARCH 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$502,445	—	$27,102	$475,343
Obligations of U.S. Government sponsored entities	6,322,704	$392	115,897	6,207,199
Obligations of Puerto Rico, States and political subdivisions	117,895	282	3,116	115,061
Collateralized mortgage obligations	1,597,684	5,378	13,055	1,590,007
Mortgage-backed securities	1,021,608	1,770	22,739	1,000,639
Equity securities	70,109	4,197	3,399	70,907
Others	18,515	690	—	19,205

	$9,650,960	$12,709	$185,308	$9,478,361

The table below shows the Corporation’s gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008, December 31, 2007 and March 31, 2007.

	AS OF MARCH 31, 2008
	Less than 12 months

		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$20,343	$22	$20,321
Collateralized mortgage obligations	628,360	16,343	612,017
Mortgage-backed securities	144,912	1,803	143,109

Equity securities	13,654	704	12,950

	$807,269	$18,872	$788,397

	12 months or more
	Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$49,662	$1,872	$47,790
Collateralized mortgage obligations	176,527	8,343	168,184
Mortgage-backed securities	319,054	4,587	314,467

	$545,243	$14,802	$530,441

	Total
	Amortized	Gross Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$70,005	$1,894	$68,111
Collateralized mortgage obligations	804,887	24,686	780,201
Mortgage-backed securities	463,966	6,390	457,576

Equity securities	13,654	704	12,950

	$1,352,512	$33,674	$1,318,838

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$67,107	$185	$66,922
Obligations of Puerto Rico, States and political subdivisions	2,600	2	2,598
Collateralized mortgage obligations	349,084	2,453	346,631
Mortgage-backed securities	99,328	667	98,661
Equity securities	28	10	18

	$518,147	$3,317	$514,830

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,807,457	5,700	1,801,757
Obligations of Puerto Rico, States and political subdivisions	65,642	2,182	63,460
Collateralized mortgage obligations	430,034	8,053	421,981
Mortgage-backed securities	656,879	11,197	645,682
Equity securities	300	26	274

	$3,426,423	$32,169	$3,394,254

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,874,564	5,885	1,868,679
Obligations of Puerto Rico, States and political subdivisions	68,242	2,184	66,058
Collateralized mortgage obligations	779,118	10,506	768,612
Mortgage-backed securities	756,207	11,864	744,343
Equity securities	328	36	292

	$3,944,570	$35,486	$3,909,084

	AS OF MARCH 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$320,519	$6,849	$313,670
Obligations of Puerto Rico, States and political subdivisions	19,329	293	19,036
Collateralized mortgage obligations	333,165	2,187	330,978
Mortgage-backed securities	15,728	184	15,544
Equity securities	22,639	3,372	19,267

	$711,380	$12,885	$698,495

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,445	$27,102	$475,343
Obligations of U.S. Government sponsored entities	5,847,813	109,048	5,738,765
Obligations of Puerto Rico, States and political subdivisions	58,452	2,823	55,629
Collateralized mortgage obligations	570,196	10,868	559,328
Mortgage-backed securities	912,630	22,555	890,075
Equity securities	300	27	273

	$7,891,836	$172,423	$7,719,413

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$502,445	$27,102	$475,343
Obligations of U.S. Government sponsored entities	6,168,332	115,897	6,052,435
Obligations of Puerto Rico, States and political subdivisions	77,781	3,116	74,665
Collateralized mortgage obligations	903,361	13,055	890,306
Mortgage-backed securities	928,358	22,739	905,619
Equity securities	22,939	3,399	19,540

	$8,603,216	$185,308	$8,417,908

As of March 31, 2008, “Obligations of Puerto Rico, States and political subdivisions” include approximately $55 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”). The rating on these bonds by Moody’s Investors Service (“Moody’s”) is Ba1, one notch below investment grade, while Standard & Poor’s (“S&P”) rates them as investment grade. As of March 31, 2008, these Appropriation Bonds represented approximately $1.7 million in unrealized losses in the Corporation’s investment securities available-for-sale portfolio. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities as of March 31, 2008, except for the obligations of the Puerto Rico government described above, are primarily associated with U.S. Agency and government sponsored-

issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly-liquid securities, which possess a large and efficient secondary market. Valuations are performed at least on a quarterly basis using third party providers and dealer quotes. Management believes that the unrealized losses in these available-for-sale securities as of March 31, 2008 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the three months ended March 31, 2008, the Corporation recognized through earnings approximately $2.3 million in losses considered other-than-temporary on residual interests classified as available-for-sale. During the quarter ended March 31, 2007, the Corporation recognized through earnings approximately $29.3 million in losses in residual interests classified as available-for-sale and $7.6 million in losses in equity securities that management considered to be other-than-temporarily impaired.
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

	March 31, 2008		December 31, 2007		March 31, 2007
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,156,383	$1,158,103	$1,132,834	$1,128,544	$1,307,581	$1,292,296
FHLB	4,725,045	4,875,028	5,649,729	5,693,170	6,015,720	5,902,317
Freddie Mac	794,885	790,067	918,976	913,609	1,073,605	1,063,275

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of March 31, 2008, December 31, 2007 and March 31, 2007 were as follows:

	AS OF MARCH 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$288,601	—	$8	$288,593
Obligations of Puerto Rico, States and political subdivisions	74,918	$1,369	53	76,234
Collateralized mortgage obligations	283	—	16	267
Others	11,101	114	3	11,212

	$374,903	$1,483	$80	$376,306

	AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$395,974	$15	$1,497	$394,492
Obligations of Puerto Rico, States and political subdivisions	76,464	3,108	26	79,546
Collateralized mortgage obligations	310	—	17	293
Others	11,718	94	4	11,808

	$484,466	$3,217	$1,544	$486,139

	AS OF MARCH 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$70,862	$1,493	$145	$72,210
Collateralized mortgage obligations	368	—	20	348
Others	16,253	68	11	16,310

	$87,483	$1,561	$176	$88,868

The following table shows the Corporation’s gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008, December 31, 2007 and March 31, 2007:

	AS OF MARCH 31, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$38,601	$8	$38,593
Obligations of Puerto Rico, States and political subdivisions	10,555	53	10,502
Others	250	1	249

	$49,406	$62	$49,344

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$283	$16	$267
Others	1,000	2	998

	$1,283	$18	$1,265

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$38,601	$8	$38,593
Obligations of Puerto Rico, States and political subdivisions	10,555	53	10,502
Collateralized mortgage obligations	283	16	267
Others	1,250	3	1,247

	$50,689	$80	$50,609

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Other	1,250	1	1,249

	$199,262	$1,524	$197,738

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$310	$17	$293
Others	1,250	3	1,247

	$1,560	$20	$1,540

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Collateralized mortgage obligations	310	17	293
Others	2,500	4	2,496

	$200,822	$1,544	$199,278

	AS OF MARCH 31, 2007
	12 months or more and Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$25,272	$145	$25,127
Collateralized mortgage obligations	368	20	348
Others	1,250	11	1,239

	$26,890	$176	$26,714

Management believes that the unrealized losses in the held-to-maturity portfolio as of March 31, 2008 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.

Note 7 – Servicing Rights
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers (sales and securitizations).
Effective January 1, 2007, under SFAS No. 156, the Corporation identified servicing rights related to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to these mortgage servicing rights (“MSRs”). These MSRs are segregated between loans serviced by PFH and by the Corporation’s banking subsidiaries. Fair value determination is performed on a subsidiary basis, with assumptions varying in accordance with the types of assets or markets served.
Classes of mortgage servicing rights were determined based on the different markets or types of assets served. Under the fair value accounting method of SFAS No. 156, purchased MSRs and MSRs resulting from asset transfers are capitalized and carried at fair value.
Effective January 1, 2007, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156, the Corporation recorded a cumulative effect adjustment to increase the 2007 beginning balance of MSRs by $15.3 million, which resulted in a $9.6 million, net of tax, increase in the retained earnings account of stockholders’ equity.
At the end of each quarter, the Corporation uses a discounted cash flow model to estimate the fair value of MSRs, which is benchmarked against third party opinions of fair value. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractural servicing fee income, prepayment and late fees, among other considerations. Prepayment speeds are adjusted for the Corporation’s loan characteristics and portfolio behavior. Refer to Note 8 to the consolidated financial statements for information on assumptions used in the valuation model of MSRs.
The changes in MSRs measured using the fair value method for the three months ended March 31, 2008 and March 31, 2007 were:

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	2,215	—	2,215
Servicing from securitizations or asset transfers	4,720	—	4,720
Changes due to payments on loans (1)	(2,876)	(7,277)	(10,153)
Changes in fair value due to changes in valuation model inputs or assumptions	847	(5,497)	(4,650)

Fair value as of March 31, 2008	$115,518	$68,238	$183,756

(1)	Represents changes due to collection / realization of expected cash flows over time.

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	795	—	795
Servicing from securitizations or asset transfers	6,054	—	6,054
Changes due to payments on loans (1)	(2,120)	(8,412)	(10,532)
Changes in fair value due to changes in valuation model inputs or assumptions	2,261	(1,404)	857

Fair value as of March 31, 2007	$98,421	$74,222	$172,643

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $20.4 billion as of March 31, 2008 (December 31, 2007 — $20.5 billion; March 31, 2007 — $14.8 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, representing changes due to collection / realization of expected cash flows.
Servicing rights associated with Small Business Administration (“SBA”) commercial loans are the other class of servicing assets held by the Corporation. These SBA servicing rights are accounted under the amortization method. The changes in SBA servicing rights for the three months ended March 31, 2008 and March 31, 2007 were as follows:

(In thousands)	March 31, 2008	March 31, 2007

Balance at January 1,	$5,021	$4,860
Rights originated	382	3
Amortization	(601)	(512)

Balance at March 31,	$4,802	$4,351
Less: Valuation allowance	—	—

Balance at March 31, net of valuation allowance	$4,802	$4,351

Fair value at March 31,	$6,945	$7,107

SBA loans serviced for others were $537 million as of March 31, 2008 (December 31, 2007 — $527 million; March 31, 2007 — $453 million).
Note 8 – Retained Interests on Transfers of Mortgage Loans
Popular Financial Holdings
Key economic assumptions used to estimate the fair value of residual interests and MSRs derived from PFH’s securitizations transactions and the sensitivity of residual cash flows to immediate changes in those assumptions as of period end were as follows:

	March 31, 2008			December 31, 2007
		MSRs			MSRs
	Residual	Fixed-rate	ARM	Residual	Fixed-rate	ARM
(In thousands)	Interests	loans	loans	Interests	loans	loans

Carrying amount of retained interests	$37,491	$45,326	$5,902	$45,009	$47,243	$11,335
Fair value of retained interests	$37,491	$45,326	$5,902	$45,009	$47,243	$11,335
Weighted average life of collateral	8.5 years	5.4 years	3.4 years	7.6 years	4.3 years	2.6 years
	16.6% (Fixed- rate loans)			20.7% (Fixed- rate loans)
Weighted average prepayment speed (annual rate)	24.0% (ARM loans)	16.6%	24.0%	30.0% (ARM loans)	20.7%	30.0%
Impact on fair value of 10% adverse change	$5,721	($711)	$167	$5,031	($192)	$272
Impact on fair value of 20% adverse change	$19,805	($1,841)	$336	$6,766	($886)	$688
Weighted average discount rate (annual rate)	40.0%	17.0%	17.0%	40.0%	17.0%	17.0%
Impact on fair value of 10% adverse change	($2,548)	($1,606)	($119)	($2,884)	($1,466)	($225)
Impact on fair value of 20% adverse change	($4,776)	($3,105)	($232)	($5,427)	($2,846)	($441)
Cumulative credit losses	5.80% to 14.33%	—	—	3.35% to 11.03%	—	—
Impact on fair value of 10% adverse change	($7,942)	—	—	($8,829)	—	—
Impact on fair value of 20% adverse change	($14,874)	—	—	($15,950)	—	—

PFH, as servicer, collects prepayment penalties on a substantial portion of the underlying serviced loans. As such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.

The amounts included in the tables above exclude any purchased MSRs since these assets were not derived from securitizations or loan sales executed by the Corporation.
Banking subsidiaries
The Corporation’s banking subsidiaries retain servicing responsibilities on the sale of wholesale mortgage loans and under pooling / selling arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized by the banking subsidiaries have fixed rates. Under these servicing agreements, the banking subsidiaries do not earn significant prepayment penalties on the underlying loans serviced.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended March 31, 2008 and year ended December 31, 2007 were:

	March 31, 2008	December 31, 2007

Prepayment speed	13.2%	9.5%
Weighted average life	7.6 years	10.6 years
Discount rate (annual rate)	11.4%	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from transactions performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	MSRs
(In thousands)	March 31, 2008	December 31, 2007

Fair value of retained interests	$92,781	$86,453
Weighted average life (in years)	11.5 years	12.5 years
Weighted average prepayment speed (annual rate)	8.7%	8.0%
Impact on fair value of 10% adverse change	($2,993)	($1,983)
Impact on fair value of 20% adverse change	($5,617)	($3,902)
Weighted average discount rate (annual rate)	12.28%	10.83%
Impact on fair value of 10% adverse change	($4,286)	($2,980)
Impact on fair value of 20% adverse change	($8,027)	($5,795)

The amounts of MSRs presented in the table above exclude purchased MSRs as these are not derived from transfers of loans by the Corporation.
The expected credit losses for the residential mortgage loans securitized / sold are minimal.
The sensitivity analyses presented in the tables above for residual interests and servicing rights of PFH and the banking subsidiaries are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the sensitivity tables included herein, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Note 9 – Derivative Instruments and Hedging
Refer to Note 30 to the consolidated financial statements included in the 2007 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities during the first quarter of 2008.
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of March 31, 2008 and December 31, 2007 were as follows:

As of March 31, 2008
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$182,000	$84	$1,398	($802)	($162)

Liability Hedges
Interest rate swaps	$200,000	—	$6,032	($3,921)	—

As of December 31, 2007
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$142,700	$169	$509	($207)	—

Liability Hedges
Interest rate swaps	$200,000	—	$3,179	($2,066)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forward contracts are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding as of March 31, 2008 have a maximum remaining maturity of 80 days.
The Corporation also has designated as cash flow hedges, interest rate swap contracts that convert floating rate debt into fixed rate debt by minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swap contracts have a maximum remaining maturity of 1 year.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding as of March 31, 2008 and December 31, 2007 were as follows:

March 31, 2008
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$518,513	$559	$1,873
Interest rate swaps associated with:
- bond certificates offered in an on-balance sheet securitization	169,907	—	5,004
- swaps with corporate clients	888,133	—	55,247
- swaps offsetting position of corporate client swaps	888,133	55,247	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	247	—	2
Foreign currency and exchange rate commitments w/ counterparty	248	3	—
Interest rate caps	150,000	11	—
Interest rate caps for benefit of corporate clients	50,000	—	11
Indexed options on deposits	199,167	23,427	—
Indexed options on S&P Notes	31,152	3,049	—
Bifurcated embedded options	210,464	—	25,370
Mortgage rate lock commitments	163,752	84	135

Total	$3,303,179	$82,380	$87,642

As of December 31, 2007
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$693,096	$74	$3,232
Interest rate swaps associated with:
- short-term borrowings	200,000	—	1,129
- bond certificates offered in an on-balance sheet securitization	185,315	—	2,918
- swaps with corporate clients	802,008	—	24,593
- swaps offsetting position of corporate client swaps	802,008	24,593	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	146	—	1
Foreign currency and exchange rate commitments w/ counterparty	146	2	—
Interest rate caps	150,000	27	—
Interest rate caps for benefit of corporate clients	50,000	—	18
Indexed options on deposits	211,267	45,954	—
Indexed options on S&P Notes	31,152	5,962	—
Bifurcated embedded options	218,327	—	50,227
Mortgage rate lock commitments	148,501	258	386

Total	$3,525,429	$76,870	$82,504

Interest Rates Swaps
The Corporation has an interest rate swap outstanding with a notional amount of $170 million to economically hedge the payments of certificates issued as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized losses of $2.1 million for the first quarter of 2008 due to changes in its fair value. During the quarter ended March 31, 2007, the Corporation recognized gains of $281 thousand associated with changes in the fair value of certain swaps.
During the quarter ended March 31, 2008, the Corporation unwinded the swaps that were utilized to economically hedge the cost of certain short-term debt. During the first quarter of 2008, the Corporation recognized a loss of $2.3 million due to changes in their fair value, which were included as part of short-term interest expense. During the first quarter of 2007, the Corporation recognized a loss of $798 thousand associated with changes in the fair value of these interest rate swaps.
In addition, the Corporation also utilizes interest rate swaps in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures.
Interest Rate Caps
The Corporation has an interest rate cap to economically hedge the exposure to rising interest rates of certain short-term borrowings. Additionally, the Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions with creditworthy counterparts under the same terms and conditions thus minimizing its market and credit risks.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sales agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair market value with changes directly reported in income as part of gain on sale of loans. For the quarter ended March 31, 2008, a gain of $1.1 million was recognized due to changes in fair value of these forward sales commitments. During the first quarter ended March 31, 2007, the Corporation recognized a loss of $672 thousand related to these forward contracts. Additionally, the Corporation has forward commitments to hedge the changes in fair value of certain MBS securities classified as trading securities. For the first quarter of 2008, the Corporation recognized a gain of $762 thousand, compared to a loss of $169 thousand in the first quarter of 2007 due to changes in the fair value of these forward commitments, which were recognized as part of trading gains and losses.
Mortgage Rate Lock Commitments
The Corporation has mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed for a specified period of time. The mortgage rate lock commitments are accounted as derivatives pursuant to SFAS No. 133. These contracts are recognized at fair value with changes directly reported in income as part of gain on sale of loans. For the quarter ended March 31, 2008, a gain of $77 thousand was recognized due to changes in fair value of these commitments. During the first quarter ended March 31, 2007, the Corporation recognized gains of $741 thousand related to these commitments.
Note 10 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 and 2007, allocated by reportable segment, were as follows (refer to Note 24 for the definition of the Corporation’s reportable segments):

2008
			Purchase
	Balance at	Goodwill	accounting		Balance at
(In thousands)	January 1, 2008	acquired	adjustments	Other	March 31, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	($115)	—	$35,256
Consumer and Retail Banking	136,407	—	(564)	—	135,843
Other Financial Services	8,621	—	—	$3	8,624
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
Popular Financial Holdings	—	—	—	—	—
EVERTEC	46,125	$700	—	(21)	46,804

Total Popular, Inc.	$630,761	$700	($679)	($18)	$630,764

2007
	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	March 31, 2007

Banco Popular de Puerto Rico:
Commercial Banking	$14,674	—	—	$14,674
Consumer and Retail Banking	34,999	—	—	34,999
Other Financial Services	4,391	—	—	4,391
Banco Popular North America:
Banco Popular North America	404,237	—	—	404,237
E-LOAN	164,410	—	—	164,410
Popular Financial Holdings	—	—	—	—
EVERTEC	45,142	$775	($12)	45,905

Total Popular, Inc.	$667,853	$775	($12)	$668,616

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the quarter ended March 31, 2008 at the BPPR reportable segment were mostly related to the acquisition of Citibank’s retail branches in Puerto Rico (acquisition completed in December 2007).
As of March 31, 2008, other than goodwill, the Corporation had $17 million of identifiable intangibles with indefinite useful lives (December 31, 2007 — $17 million; March 31, 2007 — $65 million).
The following table reflects the components of other intangible assets subject to amortization:

	March 31, 2008		December 31, 2007		March 31, 2007
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$66,040	$24,490	$66,381	$23,171	$76,708	$50,285
Other customer relationships	10,396	4,583	10,375	4,131	11,672	2,670
Other intangibles	8,165	5,766	8,164	5,385	9,099	3,980

Total	$84,601	$34,839	$84,920	$32,687	$97,479	$56,935

Certain core deposit intangibles with a gross amount of $340 thousand became fully amortized during the quarter ended March 31, 2008 and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.
During the quarter ended March 31, 2008, the Corporation recognized $2.5 million in amortization expense related to other intangible assets with definite lives (March 31, 2007 — $3.0 million).
The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2008	$7,242
2009	8,378
2010	7,523
2011	6,164
2012	5,154

No significant events or circumstances have occurred during the quarter ended March 31, 2008 that would reduce the fair value of any reporting unit below its carrying amount.
Note 11 — Fair Value Option
As indicated in Note 2 to the consolidated financial statements, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. These financial instruments, all of which pertained to the operations of Popular Financial Holdings that are running off, were as follows:
•	Approximately $1.2 billion of whole loans held-in-portfolio by PFH that were outstanding as of December 31, 2007. These whole loans consist principally of first lien residential mortgage loans and closed-end second lien loans that were originated through the exited origination channels of PFH (e.g. asset acquisition, broker and retail channels), and home equity lines of credit that had been originated by E-LOAN, but sold to PFH as part of the Corporation’s 2007 U.S. reorganization whereby E-LOAN became a subsidiary of BPNA. Also, to a lesser extent, the loan portfolio included mixed-use / multi-family loans (small commercial category) and manufactured housing loans.

Management believes that accounting for these loans at fair value provides a more relevant and transparent measurement of the realizable value of the assets and differentiates the PFH portfolio from the loan portfolios that the Corporation will continue to originate through channels other than PFH. Due to their subprime characteristics and current market disruptions, these loans are being held-in portfolio as potential buyers have withdrawn from the market, given heightened concerns over credit quality of borrowers and continued deterioration in the housing markets.

•	Approximately $287 million of “owned-in-trust” loans and $287 million of bond certificates associated with PFH securitization activities that were outstanding as of December 31, 2007. The “owned-in-trust” loans are pledged as collateral for the bond certificates as a financing vehicle through on-balance sheet securitization transactions. These loan securitizations conducted by the Corporation did not meet the sale criteria under SFAS No. 140; accordingly, the transactions are treated as on-balance sheet securitizations for accounting purposes. Due to terms of the transactions, particularly the existence of an interest rate swap agreement and to a lesser extent clean up calls, the Corporation was unable to recharacterize these loan securitizations as sales for accounting purposes in 2007. The “owned-in-trust” loans include first lien residential mortgage loans, closed-end second lien loans, mixed-use / multi-family loans (small commercial category) and manufactured housing loans. The majority of the portfolio is comprised of first lien residential mortgage loans.

These “owned-in-trust” loans do not pose the same magnitude of risk to the Corporation as those loans owned outright because certain of the potential losses related to “owned-in-trust” loans are born by the bondholders and not the Corporation. Upon the adoption of SFAS No. 159, the loans and related bonds are both measured at fair value, thus their net position better portrays the credit risk born by the Corporation.
Excluding the PFH loans elected for the fair value option as described above, PFH’s reportable segment held approximately $1.8 billion of additional loans at the time of fair value option election on January 1, 2008. Of these remaining loans, $1.4 billion were classified as loans held-for-sale and were not subject to the fair value option as the loans were intended to be sold to an institutional buyer during the first quarter of 2008. These loans were sold in March 2008. The remaining $0.4 billion in other loans held-in-portfolio at PFH as of that same date consisted principally of a small portfolio of auto loans that was acquired from E-LOAN, warehousing revolving lines of credit with monthly advances and pay-downs, and construction credit agreements in which permanent financing will be with a lender other than PFH. Although these businesses are running off, PFH must contractually continue to fund the revolving credit arrangements.
There were no other assets or liabilities elected for the fair value option after January 1, 2008.

Upon adoption of SFAS No. 159 the Corporation recognized a $262 million negative after-tax adjustment ($409 million before tax) to beginning retained earnings due to the transitional adjustment for electing the fair value option, as detailed in the following table.

		Cumulative effect
	January 1, 2008	adjustment to	January 1, 2008
	(Carrying value	January 1, 2008	fair value
	prior to	retained earnings -	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	($494,180)	$987,117

Notes payable (bond certificates)	($286,611)	$85,625	($200,986)

Pre-tax cumulative effect of adopting fair value option accounting		($408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		($261,831)

As of January 1, 2008, the Corporation eliminated $37 million in allowance for loan losses associated to the loan portfolio elected for fair value option accounting and recognized it as part of the cumulative effect adjustment.
In the Corporation’s 2007 Annual Report filed on February 29, 2008, the Corporation disclosed that it expected to recognize a negative after-tax fair value adjustment upon the adoption of SFAS No. 159 in the range of $158 million and $169 million, which differs from the $262 million actually recorded as reported in this Form 10-Q. The difference resulted principally from refinement of the valuation methodology used and validation of the assumptions, which at the time of the 2007 Annual Report filing were under evaluation as disclosed in the 2007 Annual Report.
The following table presents the differences as of March 31, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable that have contractual principal amounts and for which the fair value option has been elected. Also, the table presents information of non-accruing loans accounted under the fair value option.

	Aggregate	Aggregate
	fair value	UPB as of
	as of March	March 31,
(In thousands)	31, 2008	2008	Difference

Loans	$926,820	$1,433,137	($506,317)

Loans past due 90 days or more	$110,407	$188,922	($78,515)

Non-accrual loans (1)	$110,407	$188,922	($78,515)

Notes payable (bond certificates)	($186,171)	($270,884)	$84,713

(1)	It is the Corporation’s policy to recognize interest income separately from other changes in fair value. Interest income is included as part of net interest income in the consolidated statement of operations and is based on the note’s contractual rate. Interest income is reversed, if necessary, in accordance with the Corporation’s non-accruing policy for each particular loan type.

During the quarter ended March 31, 2008, the Corporation recognized $1.7 million in estimated net losses attributable to changes in the fair value of loans, including changes in instrument-specific credit spreads. These estimated net losses were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations.
During the quarter ended March 31, 2008, the Corporation recognized $1.3 million in estimated net losses attributable to changes in the fair value of notes payable (bond certificates), including changes in instrument-specific credit spreads. The estimated net losses were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations.

The fair value of the loans and bonds as of January 1 and March 31, 2008 was provided by an external source and the assumptions were validated internally by management with market data and pricing indicators obtained from other sources. As indicated in Note 12 to the consolidated financial statements, these assets and liabilities are categorized as Level 3 under the requirements of SFAS No. 157.
Note 12 — Fair Value Measurement
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Corporation adopted SFAS No. 157, which provides a framework for measuring fair value under accounting principles generally accepted.
Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3- Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.
The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed price or quotes are not available, the Corporation employs internally-developed models that primarily use market based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the market place. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently.
The estimated fair value may be subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in calculating fair value could significantly affect the results. In addition, the fair value estimates are based on outstanding balances without attempting to estimate the value of anticipated future business. Therefore, the estimated fair value may materially differ from the value that could actually be realized on a sale.

Fair Value on a Recurring Basis
The following fair value hierarchy table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quarter ended March 31, 2008
	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets or	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
(In millions)	Level 1	Level 2	Level 3	2008

Assets

Investment securities available-for-sale (1)	$24	$7,594	$42	$7,660
Trading account securities (1)	—	282	280	562
Loans measured at fair value (SFAS No. 159)	—	—	927	927
Derivatives	—	82	—	82
Mortgage servicing rights	—	—	184	184

Total	$24	$7,958	$1,433	$9,415

Liabilities

Notes payable measured at fair value (SFAS No. 159)	—	—	($186)	($186)
Derivatives	—	($95)	—	(95)

Total	—	($95)	($186)	($281)

(1)	Includes residual interests which are classified as Level 3

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quarter ended March 31, 2008
							Changes in
							unrealized
							gains
							(losses)
							included in
					Purchases,		earnings
					sales,		related to
				Increase	issuances,		assets and
			Gains (losses)	(decrease)	settlements,		liabilities
	Balance	Gains	included in	in accrued	paydowns		still held
	as of	(losses)	other	interest	and	Balance as	as of
	January 1,	included in	comprehensive	receivable	maturities	of March	March 31,
(In millions)	2008	earnings	income	/ payable	(net)	31, 2008	2008

Assets

Investment securities available-for-sale (e)	$43	($2)	$1	—	—	$42	—	(a)
Trading account securities	289	4	—	—	($13)	280	($8	)(b)
Loans measured at fair value (SFAS No. 159)	987	(2)	—	($1)	(57)	927	8	(c)
Mortgage servicing rights	192	(15)	—	—	7	184	(5	) (d)

Total	$1,511	($15)	$1	($1)	($63)	$1,433	($5)

Liabilities

Notes payable measured at fair value (SFAS No. 159)	($201)	($1)	—	—	$16	($186)	($1	)(c)

Total	($201)	($1)	—	—	$16	($186)	($1)

a)	Gains (losses) are included in “Net (loss) gain on sale and valuation adjustments of investment securities” in the statement of operations.

b)	Gains (losses) are included in “Trading account profit (loss)” in the statement of operations.

c)	Gains (losses) are included in “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the statement of operations.

d)	Gains (losses) are included in “Other service fees” in the statement of operations.

e)	Other-than-temporary impairment on residual interests classified as available-for-sale amounted to $2.3 million and is classified as realized losses.

There were no transfers in and / or out of Level 3 for financial instruments fair valued on a recurring basis during the quarter ended March 31, 2008.
Gains and losses (realized and unrealized) included in earnings for the quarter ended March 31, 2008 for Level 3 assets and liabilities included in the previous table are reported in the consolidated statement of operations as follows:

	Quarter ended March 31, 2008
		Change in unrealized gains
		or losses relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Interest income	$5	—
Other service fees	(15)	($5)
Net (loss) gain on sale and valuation adjustments of investment securities	(2)	—
Trading account profit (loss)	(1)	(8)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(3)	7

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in first quarter of 2008 that were still held in the statement of condition as of March 31, 2008, the following table presents the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter-end.

	Carrying value as of March 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total as of
	Assets	Inputs	Inputs	March 31,
(In millions)	Level 1	Level 2	Level 3	2008

Assets

Loans (1)	—	—	$51	$51

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

Following is a description of the Corporation’s valuation methodologies used for assets and liabilities measured at fair value. The disclosure requirements exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts of the financial instruments presented in Note 12 do not represent management’s estimate of the underlying value of the Corporation.
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S agency securities. The fair value of U.S. agency securities, except for structured notes, are based on an active exchange market and are based on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2. U.S. agency structured notes are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which the fair value incorporates an option adjusted spread in deriving their fair value. These securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks and Libor and swap curves, market data feeds such as MSRB, discount rate and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from local brokers dealers. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These investment securities are classified as Level 2.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1.

•	Corporate securities and mutual funds: Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently are classified as Level 3.

•	Residual interests: Residual interests do not trade in an active market with readily observable prices and, based on their valuation methodology, are classified as Level 3. The estimated fair value of the residual interests associated to PFH’s securitizations is determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. All economic assumptions are internally-developed and provided to the third-party (internal-based valuation). The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, anticipated prepayment speeds, delinquency and loss rates. The assumptions used are drawn from a combination of internal and external data sources. A third-party valuation of the residual interests, in which all economic assumptions are determined by this third-party (external-based valuation), is obtained on a quarterly basis in connection with the preparation of the financial statements, and is used by management as a benchmark to evaluate the adequacy of the cash flow model and the reasonableness of the assumptions and fair value estimates developed internally for the internal-based valuation. The external-based valuations are analyzed and assumptions are evaluated and incorporated in the internal-based valuation model when deemed necessary and agreed by management.
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes. Their fair value is obtained from counterparties or an external pricing source and validated by management. The derivatives are substantially classified as Level 2. Other derivatives that are exchange-traded, such as futures and options, or that are liquid and have quoted prices, such as forward contracts or TBA’s, are classified as Level 2.

Mortgage servicing rights
Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. MSRs are priced internally using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayments assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Third-party valuations of the fair value of MSRs, in which all economic assumptions are determined by the third-party, are obtained on a quarterly basis, and are used by management as a benchmark to evaluate the reasonableness of the fair value estimates made internally. These external-based valuations are analyzed and assumptions are evaluated and incorporated in the internal-based valuation model when validated and agreed upon by management. Due to the unobservable nature of the valuation inputs, the MSRs are classified as Level 3.
Loans held-in-portfolio considered impaired under SFAS No. 114 and are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118). Currently, the associated loans considered impaired as of March 31, 2008 are classified as Level 3.
Loans measured at fair value pursuant to SFAS No. 159
The fair value of loans measured at fair value pursuant to the SFAS No. 159 election was estimated using discounted cash flow analyses that incorporate assumptions or considerations such as prepayment rates, credit loss estimates, delinquency rates, loss severities, among others. Due to the subprime characteristics of the loan portfolio measured at fair value, the lack of trading activity in that market, and the nature of the valuation inputs, these loans are classified as Level 3. The fair value of these loans was provided by an external service provider and the assumptions were validated internally by management with market data and other pricing indicators obtained from other sources.
Notes payable measured at fair value pursuant to SFAS No. 159 (bond certificates associated with PFH’s on-balance sheet securitizations)
Bond certificates associated with PFH’s on-balance sheet securitizations are measured at fair value on a recurring basis due to the election of the fair value option of SFAS No. 159. The fair value of these bond certificates is derived from discounted cash flow analyses based on historical performance measures, credit risks, interest rate assumptions, and rates of return for similar instruments given the current market environment. The estimated fair value of these bond certificates was derived from an external service provider and the assumptions were validated internally by management with market data and pricing indicators obtained from other sources. The notes payable measured at fair value pursuant to SFAS No. 159 are classified as Level 3.

Note 13 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Federal funds purchased	$175,000	$303,492	$1,390,015
Assets sold under agreements to repurchase	4,315,693	5,133,773	4,882,402

	$4,490,693	$5,437,265	$6,272,417

Other short-term borrowings consisted of:

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Advances with the FHLB paying interest monthly at fixed rates (March 31, 2007 - ranging from 5.40% to 5.44%)	—	$72,000	$355,000

Advances with the FHLB paying interest at maturity at fixed rates ranging from 1.93% to 2.45%	$1,110,000	570,000	—

Advances under credit facilities with other institutions at:
-fixed rates ranging from 3.40% to 4.94% (March 31, 2007 - 5.32% to 5.57%)	191,000	487,000	433,000
-a floating rate of 0.20% over the 3-month LIBOR rate	—	—	10,000

Commercial paper paying interest at fixed rates (March 31, 2007 - ranging from 4.80% to 5.41%)	—	7,329	99,578

Term notes purchased paying interest at maturity at fixed rates ranging from 2.25% to 5.00%	57,807	—	—

Term funds purchased at:
-fixed rates ranging from 2.95% to 3.09% (March 31, 2007 - 5.28% to 5.38%)	165,000	280,000	1,935,000
-a floating rate of 0.08% over the fed funds rate	—	—	275,000

Others	1,503	85,650	94,394

	$1,525,310	$1,501,979	$3,201,972

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of March 31, 2008 and March 31, 2007, respectively, were as follows: 1-month LIBOR = 2.70% and 5.32%; 3-month LIBOR rate = 2.69% and 5.35%; fed funds rate = 2.50% and 5.38%; 10-year U.S. Treasury note = 3.41% and 4.65%.

Notes payable consisted of:

	March 31,		December 31,	March 31,
(In thousands)	2008		2007	2007

Advances with FHLB:
-with maturities ranging from 2008 through 2018 paying interest at fixed rates ranging from 2.51% to 6.98% (March 31, 2007 - 3.07% to 6.55%)	$932,385		$813,958	$237,289
-maturing in 2008 paying interest monthly at a floating rate of 0.0075% over the 1-month LIBOR rate	—		250,000	250,000
-maturing in 2007 paying interest monthly at the 1-month LIBOR rate plus 0.02%	—		—	5,000
-maturing in 2007 paying interest quarterly at the 3-month LIBOR rate less 0.04%	—		—	6,000

Advances under revolving lines of credit maturing in 2007 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate	—		—	410,737

Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.30% (March 31, 2007 - 0.35%) over the 3-month LIBOR rate	110,000		110,000	69,996

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100		3,100	3,100

Term notes with maturities ranging from 2008 to 2013 paying interest semiannually at fixed rates ranging from 3.88% to 6.85% (March 31, 2007 - 3.35% to 5.65%)	2,026,059		2,038,259	2,014,533

Term notes with maturities ranging from 2008 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury notes rate	6,116		6,805	8,833

Term notes maturing in 2009 paying interest quarterly at a floating rate of 0.40% (March 31, 2007 - 0.35% to 0.40%) over the 3-month LIBOR rate	199,764		199,706	349,399

Secured borrowings with maturities ranging from 2009 to 2032 paying interest monthly at fixed rates ranging from 6.04% to 7.04% (March 31, 2007 - 3.86% to 7.12%)	38,000	*	59,241	2,611,445

Secured borrowings with maturities ranging from 2008 to 2046 paying interest monthly at rates ranging from 2.65% to 4.50% (March 31, 2007 - 0.10% to 3.50%) over the 1-month LIBOR rate	148,171	*	227,743	1,495,005

Notes linked to the S&P 500 Index maturing in 2008	34,002		36,498	36,342

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 14)	849,672		849,672	849,672

Other	29,071		26,370	21,474

	$4,376,340		$4,621,352	$8,368,825

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of March 31, 2008 and March 31, 2007, respectively were as follows: 1-month LIBOR = 2.70% and 5.32%; 3-month LIBOR rate = 2.69% and 5.35%; fed funds rate = 2.50% and 5.38%; 10-year U.S. Treasury note = 3.41% and 4.65%.

*	These secured borrowings are measured at fair value as of March 31, 2008 pursuant to the fair value option election under SFAS No. 159.

Note 14 — Trust Preferred Securities
As of March 31, 2008 and 2007, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts follows:

(In thousands, including reference notes)
			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II

Issuance date	February 1997	October 2003	September 2004	November 2004
Capital securities	$144,000	$300,000	$250,000	$130,000
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$4,640	$9,279	$7,732	$4,021
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	(a),(c),(e),(f), (g)	(b),(d), (f)	(a),(c), (f)	(b),(d), (f)

(a)	Statutory business trust that is wholly-owned by Popular North America (PNA) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150,000. In 2003, the Corporation reacquired $6,000 of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval. A capital treatment event would include a change in the regulatory capital treatment of the capital securities as a result of the recent accounting changes affecting the criteria for consolidation of variable interest entities such as the trust under FIN 46(R).

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.
The capital securities of Popular Capital Trust I and Popular Capital Trust II are traded on the NASDAQ under the symbols “BPOPN” and “BPOPM”, respectively.

Note 15 — Stockholders’ Equity
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
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $374 million as of March 31, 2008 (December 31, 2007 — $374 million; March 31, 2007 — $346 million). There were no transfers between the statutory reserve account and the retained earnings account during the three months ended March 31, 2008 and 2007.
Note 16 — Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $15 million and $172 million, respectively, as of March 31, 2008 (December 31, 2007 — $26 million and $174 million; March 31, 2007 — $23 million and $186 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of March 31, 2008, the Corporation recorded a liability of $633 thousand (December 31, 2007 - $636 thousand; March 31, 2007 — $774 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. Holding Company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries, which aggregated to $3.1 billion as of March 31, 2008 (December 31, 2007 — $2.9 billion and March 31, 2007 — $3.2 billion). In addition, as of March 31, 2008, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2007 and March 31, 2007 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.

Note 17 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended
	March 31,
(In thousands)	2008	2007

Credit card fees and discounts	$27,244	$23,524
Debit card fees	25,370	16,101
Insurance fees	12,695	12,949
Processing fees	12,385	12,112
Sale and administration of investment products	10,997	7,260
Mortgage servicing fees, net of amortization and fair value adjustments	6,949	6,228
Other	9,827	9,675

Total	$105,467	$87,849

Note 18 — Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary benefit pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters ended March 31, 2008 and 2007 were as follows:

			Benefit Restoration
	Pension Plans		Plans
	March 31,		March 31,
(In thousands)	2008	2007	2008	2007

Service cost	$2,315	$3,106	$182	$237
Interest cost	8,611	7,973	461	420
Expected return on plan assets	(10,169)	(10,524)	(420)	(368)
Amortization of prior service cost	67	52	(13)	(13)
Amortization of net loss	—	—	171	248

Net periodic cost	824	607	381	524
Curtailment gain	—	(246)	—	(258)

Total cost	$824	$361	$381	$266

For the three months ended March 31, 2008, contributions made to the pension and restoration plans amounted to approximately $0.5 million. The total contributions expected to be paid during the year 2008 for the pension and restoration plans amount to approximately $1.9 million.
The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters ended March 31, 2008 and 2007 were as follows:

	March 31,
(In thousands)	2008	2007

Service cost	$485	$578
Interest cost	1,967	1,889
Amortization of prior service cost	(262)	(262)

Total net periodic cost	$2,190	$2,205

For the quarter ended March 31, 2008, contributions made to the postretirement benefit plan amounted to approximately $1.5 million. The total contributions expected to be paid during the year 2008 for the postretirement benefit plan amount to approximately $6.3 million.

Note 19 — Restructuring Plans
PFH Branch Network Restructuring Plan
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit its subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). PFH continues to hold a $1.3 billion maturing loan portfolio as of March 31, 2008. The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General Financial (“American General”). The gain on sale of these loans approximated $54.5 million for the first quarter of 2008. American General hired certain of Equity One’s consumer services employees and retained certain branch locations. Equity One closed substantially all branches not assumed by American General during the quarter ended March 31, 2008. Workforce reductions at Equity One resulted in the loss of employment for those employees at the consumer services branches not hired by American General, as well as for other related support functions. Full-time equivalent employees at the PFH reportable segment were 384 as of March 31, 2008, compared with 979 as of March 31, 2007.
During the quarter ended March 31, 2008 and as part of this particular restructuring plan, the Corporation incurred certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended
(In thousands)	March 31, 2008

Personnel costs	$7,993	(a)
Net occupancy expenses	6,750	(b)
Equipment expenses	675
Communications	590
Other operating expenses	1,021	(c)

Total restructuring charges	$17,029

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs

Also, during the fourth quarter of 2007, and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.
As of March 31, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029

Total	$1,892	$17,029	$18,921

The following table presents the changes in restructuring costs reserves for 2008 associated with the PFH Branch Network Restructuring Plan.

(In thousands)

Balance at January 1, 2008	—
Charges in quarter ended March 31	$17,029
Cash payments	(4,728)

Balance as of March 31, 2008	$12,301

E-LOAN Restructuring Plan
As indicated in the 2007 Annual Report, in November 2007, the Corporation began a restructuring plan for its Internet financial services subsidiary E-LOAN (the “E-LOAN Restructuring Plan”). This plan included a substantial reduction of marketing and personnel costs at E-LOAN and changes in E-LOAN’s business model. The changes include concentrating marketing investment toward the Internet and the origination of first mortgage loans that qualify for sale to government sponsored entities (“GSEs”). Also, as a result of escalating credit costs in the current economic environment and lower liquidity in the secondary markets for mortgage related products, in the fourth quarter of 2007, the Corporation determined to hold back the origination by E-LOAN of home equity lines of credit, closed-end second lien mortgage loans and auto loans. The E-LOAN Restructuring Plan resulted in charges recorded in the fourth quarter of 2007 amounting to $231.9 million, which included $211.8 million in non-cash impairment losses related to its goodwill and trademark intangible assets.
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and first quarter of 2008.
The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Charges in quarter ended March 31	—
Payments	(4,628)
Reversals	(301)

Balance as of March 31, 2008	$3,879

The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.
Note 20 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

	Quarter ended
	March 31,	March 31,
(In millions)	2008	2007

Balance as of beginning of year	$22.2	$20.4
Additions for tax positions during the quarter	1.4	1.7

Balance as of end of quarter	$23.6	$22.1

As of March 31, 2008, the related accrued interest approximated $3.2 million (March 31, 2007 — $2.4 million). Management determined that as of March 31, 2008 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico that, if recognized, would affect the Corporation’s effective tax rate, was approximately $22.3 million as of March 31, 2008 (March 31, 2007 — $19.2 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. During this quarter, the Internal Revenue Service (“IRS”) completed the audit of our consolidated U.S. income tax return for 2005 without any material impact on our unrecognized tax benefit. As of March 31, 2008, the following years remain subject to examination: U.S. Federal jurisdictions — 2006 and Puerto Rico — 2003 through 2006. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
Note 21 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect as of March 31, 2008 under the original terms of the Stock Option Plan.
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
The following table presents information on stock options outstanding as of March 31, 2008:

(Not in thousands)
			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 - $18.50	1,509,952	$15.81	4.48	1,508,752	$15.80
$19.25 - $27.20	1,569,628	$25.26	6.25	1,242,748	$25.09

$14.39 - $27.20	3,079,580	$20.62	5.38	2,751,500	$20.00

The aggregate intrinsic value of options outstanding as of March 31, 2008 was $3.8 million (March 31, 2007 — $13.4 million). There was no intrinsic value of options exercisable as of March 31, 2008 (March 31, 2007 — $1.4 million).

The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2007	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(19,063)	25.50
Expired	(23,480)	20.08

Outstanding as of December 31, 2007	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(12,612)	25.42
Expired	—	—

Outstanding as of March 31, 2008	3,079,580	$20.62

The stock options exercisable as of March 31, 2008 totaled 2,751,500 (March 31, 2007 — 2,404,826). There were no stock options exercised during the quarter ended March 31, 2008. There was no intrinsic value of options exercised during the quarter ended March 31, 2008 (March 31, 2007- $28 thousand).
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2007 and 2008.
The Corporation recognized $0.3 million of stock option expense, with a tax benefit of $ 0.1 million, for the quarter ended March 31, 2008 (March 31, 2007 — $0.5 million, with a tax benefit of $0.2 million). The total unrecognized compensation cost as of March 31, 2008 related to non-vested stock option awards was $1.4 million and is expected to be recognized over a weighted-average period of 1.1 years.
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
Under the Incentive Plan, the Corporation has issued restricted shares, which become vested based on the employees’ continued service with Popular. Unless otherwise stated in an agreement, the compensation cost associated with the shares of restricted stock is determined based on a two-prong vesting schedule. The first part is vested ratably over five years commencing at the date of grant and the second part is vested at termination of employment after attainment of 55 years of age and 10 years of service. The five-year vesting part is accelerated at termination of employment after attaining 55 years of age and 10 years of service.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date except when the participant employment is terminated by the Corporation without cause. In such case the participant will receive a prorata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of March 31, 2008, 1,069 shares have been granted under this plan.
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	611,470	$22.55
Granted	—	—
Vested	(304,003)	22.76
Forfeited	(3,781)	19.95

Non-vested as of December 31, 2007	303,686	$22.37
Granted	—	—
Vested	(47,340)	20.36
Forfeited	(2,141)	19.95

Non-vested as of March 31, 2008	254,205	$22.76

During the quarters ended March 31, 2008 and 2007, no shares of restricted stock were awarded to management under the Incentive Plan.
During the quarter ended March 31, 2008, the Corporation recognized $0.9 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.3 million (March 31, 2007 — $1.4 million, with a tax benefit of $0.5 million). The fair market value of the restricted stock vested was $ 1.5 million at grant date and $0.8 million at vesting date. This triggers a shortfall of $0.7 million that was recorded as an additional income tax expense since the Corporation does not have any surplus due to windfalls. The fair market value of the restricted stock earned was $20 thousand. During this period, the Corporation recognized $0.4 million of performance shares expense, with a tax benefit of $0.2 million. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of March 31, 2008 was $13 million and is expected to be recognized over a weighted-average period of 2.3 years.
The following table summarizes the restricted stock under the Incentive Plan and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	76,614	$22.02
Granted	38,427	15.89
Vested	(115,041)	19.97
Forfeited	—	—

Non-vested as of December 31, 2007	—	—
Granted	3,422	13.56
Vested	(3,422)	13.56
Forfeited	—	—

Non-vested as of March 31, 2008	—	—

During the quarter ended March 31, 2008, the Corporation granted 3,422 (March 31, 2007 — 2,612) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During this period, the Corporation recognized $115 thousand of restricted stock expense related to these restricted stock grants, with a tax benefit of $45 thousand (March 31, 2007 — $160 thousand, with a tax benefit of $62 thousand). The fair value of all restricted stocks outstanding as of March 31, 2008 was $1.8 million.

Note 22 — Earnings per Common Share
The computation of earnings per common share (“EPS”) follows:

	Quarter ended
	March 31,
(In thousands, except share information)	2008	2007

Net income	$103,290	$118,647
Less: Preferred stock dividends	2,978	2,978

Net income applicable to common stock	$100,312	$115,669

Average common shares outstanding	280,254,814	279,079,065
Average potential common shares	—	147,512

Average common shares outstanding — assuming dilution	280,254,814	279,226,577

Basic and diluted EPS	$0.36	$0.41

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter ended March 31, 2008, there were 3,079,580 weighted average antidilutive stock options outstanding (March 31, 2007 — 1,761,311).
Note 23 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities are listed in the following table:

(In thousands)	March 31, 2008	March 31, 2007

Non-cash activities:
Loans transferred to other real estate	$22,757	$37,870
Loans transferred to other property	10,937	8,622

Total loans transferred to foreclosed assets	33,694	46,492
Transfers from loans held-in-portfolio to loans held-for-sale	122,886	2,268
Transfers from loans held-for-sale to loans held-in-portfolio	28,573	21,112
Loans securitized into trading securities (a)	321,168	353,296
Recognition of mortgage servicing rights on securitizations or asset transfers	4,720	6,054
Business acquisitions:
Fair value of assets acquired	—	703
Goodwill and other intangible assets acquired	—	1,846
Other liabilities assumed	—	(726)

(a)	Includes loans securitized into trading securities and subsequently sold before quarter end.

Note 24 — Segment Reporting
The Corporation’s corporate structure consists of four reportable segments — Banco Popular de Puerto Rico, Banco Popular North America, Popular Financial Holdings and EVERTEC. Also, a corporate group has been defined to support the reportable segments.
Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The segments were determined based on the organizational structure, which focuses primarily on the markets the segments serve, as well as on the products and services offered by the segments. Also, management has considered its business strategies with respect to the discontinuance of certain loan origination operations of PFH and runoff of its loan portfolio.
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of March 31, 2008, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I. and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.
Banco Popular North America:
Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a branch network with presence in 6 states, while E-LOAN provides online consumer direct lending and supports BPNA’s deposit gathering through its online platform. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Equipment Finance, Inc. provides mainly small to mid-ticket commercial and medical equipment financing. The U.S. operations also include the mortgage business unit of Banco Popular, National Association.
Due to the significant losses in the E-LOAN operations during 2007, impacted in part by the restructuring charges and impairment losses that resulted from the restructuring plan effected in 2007, management has determined to provide as additional disclosure the results of E-LOAN apart from the other BPNA subsidiaries.
Popular Financial Holdings:
PFH, after certain restructuring events discussed in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a small scale origination / refinancing unit, to carry a maturing loan portfolio and to operate a mortgage loan servicing unit. PFH’s clientele is primarily subprime borrowers. PFH continues to carry a maturing loan portfolio that approximated $1.3 billion as of March 31, 2008.
EVERTEC:
This reportable segment includes the financial transaction processing and technology functions of the Corporation, including EVERTEC, with offices in Puerto Rico, Florida, the Dominican Republic and Venezuela; EVERTEC

USA, Inc. incorporated in the United States; and ATH Costa Rica, S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA and T.I.I. Smart Solutions Inc. located in Costa Rica. In addition, this reportable segment includes the equity investments in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Servicios Financieros, S.A. de C.V. (“Serfinsa”), which operate in the Dominican Republic and El Salvador, respectively. This segment provides processing and technology services to other units of the Corporation as well as to third parties, principally other financial institutions in Puerto Rico, the Caribbean and Central America.
The Corporate group consists primarily of the holding companies: Popular, Inc., Popular North America and Popular International Bank, excluding the equity investments in CONTADO and Serfinsa, which due to the nature of their operations are included as part of the EVERTEC segment. The holding companies obtain funding in the capital markets to finance the Corporation’s growth, including acquisitions. The Corporate group also includes the expenses of the four administrative corporate areas that are identified as critical for the organization: Finance, Risk Management, Legal and People, and Communications. These corporate administrative areas have the responsibility of establishing policy, setting up controls and coordinating the activities of their corresponding groups in each of the reportable segments.
The Corporation may periodically reclassify reportable segment results based on modifications to its management reporting and profitability measurement methodologies and changes in organizational alignment.
The accounting policies of the individual operating segments are the same as those of the Corporation described in Note 1. Transactions between reportable segments are primarily conducted at market rates, resulting in profits that are eliminated for reporting consolidated results of operations.
2008
For the quarter ended March 31, 2008

			Popular
	Banco Popular de	Banco Popular	Financial		Intersegment
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$244,672	$95,440	$21,396	($235)	$53
Provision for loan losses	102,479	58,717	6,986	—	—
Non-interest income	177,686	53,822	43,223	69,710	(37,663)
Amortization of intangibles	743	1,515	—	234	—
Depreciation expense	10,467	3,594	374	3,710	(18)
Other operating expenses	187,329	90,674	48,844	48,263	(37,505)
Income tax expense (benefit)	22,512	(3,265)	4,376	5,506	(32)

Net income (loss)	$98,828	($1,973)	$4,039	$11,762	($55)

Segment Assets	$26,741,251	$12,743,671	$2,064,665	$240,216	($181,667)

For the quarter ended March 31, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$361,326	($4,436)	$299	$357,189
Provision for loan losses	168,182	40	—	168,222
Non-interest income	306,778	2,743	(1,546)	307,975
Amortization of intangibles	2,492	—	—	2,492
Depreciation expense	18,127	584	—	18,711
Other operating expenses	337,605	15,703	(1,996)	351,312
Income tax expense (benefit)	29,097	(8,253)	293	21,137

Net income (loss)	$112,601	($9,767)	$456	$103,290

Segment Assets	$41,608,136	$6,113,472	($5,900,009)	$41,821,599

2007
For the quarter ended March 31, 2007

		Banco	Popular
	Banco Popular de	Popular North	Financial		Intersegment
(In thousands)	Puerto Rico	America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$232,224	$89,784	$41,654	($233)	$657
Provision for loan losses	46,998	10,433	38,908	—	—
Non-interest income (loss)	116,752	56,942	(62,354)	59,622	(47,227)
Amortization of intangibles	662	2,073	—	248	—
Depreciation expense	10,724	4,023	613	4,064	(18)
Other operating expenses	173,828	105,687	51,320	43,896	(34,716)
Income tax expense (benefit)	30,495	8,997	(39,156)	3,935	(4,846)

Net income (loss)	$86,269	$15,513	($72,385)	$7,246	($6,990)

Segment Assets	$25,644,976	$12,862,809	$8,408,750	$230,080	($154,444)

For the quarter ended March 31, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$364,086	($9,403)	$299	$354,982
Provision for loan losses	96,339	7	—	96,346
Non-interest income	123,735	129,663	(1,222)	252,176
Amortization of intangibles	2,983	—	—	2,983
Depreciation expense	19,406	588	—	19,994
Other operating expenses	340,015	13,943	(1,607)	352,351
Income tax (benefit) expense	(575)	17,136	276	16,837

Net income	$29,653	$88,586	$408	$118,647

Segment Assets	$46,992,171	$6,436,771	($6,264,278)	$47,164,664

During the three months ended March 31, 2007, the Corporation’s holding companies realized net gains on sale of securities (before tax) mainly marketable equity securities, of approximately $119 million. There were no realized net gains on sale of securities recorded by the Corporation’s holding companies during the three months ended March 31, 2008. These net gains are included in “non-interest income” within the “Corporate” group.

Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2008
For the quarter ended March 31, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$93,358	$148,390	$2,787	$137	$244,672
Provision for loan losses	56,868	45,611	—	—	102,479
Non-interest income	25,401	127,681	24,630	(26)	177,686
Amortization of intangibles	30	572	141	—	743
Depreciation expense	3,527	6,627	313	—	10,467
Other operating expenses	47,029	123,059	17,303	(62)	187,329
Income tax (benefit) expense	(530)	19,377	3,581	84	22,512

Net income	$11,835	$80,825	$6,079	$89	$98,828

Segment Assets	$11,583,207	$19,299,029	$689,414	($4,830,399)	$26,741,251

2007
For the quarter ended March 31, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$90,428	$139,410	$2,247	$139	$232,224
Provision for loan losses	12,933	34,065	—	—	46,998
Non-interest income	23,107	73,894	19,851	(100)	116,752
Amortization of intangibles	220	333	109	—	662
Depreciation expense	3,804	6,645	275	—	10,724
Other operating expenses	44,305	113,449	16,174	(100)	173,828
Income tax expense	14,893	14,019	1,525	58	30,495

Net income	$37,380	$44,793	$4,015	$81	$86,269

Segment Assets	$11,292,949	$18,134,909	$596,197	($4,379,079)	$25,644,976

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2008
For the quarter ended March 31, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$88,467	$6,646	$327	$95,440
Provision for loan losses	32,281	26,436	—	58,717
Non-interest income	45,923	8,004	(105)	53,822
Amortization of intangibles	1,065	450	—	1,515
Depreciation expense	3,113	481	—	3,594
Other operating expenses	72,994	17,677	3	90,674
Income tax expense (benefit)	9,120	(12,462)	77	(3,265)

Net income (loss)	$15,817	($17,932)	$142	($1,973)

Segment Assets	$13,002,164	$1,167,297	($1,425,790)	$12,743,671

2007
For the quarter ended March 31, 2007

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$85,964	$3,646	$174	$89,784
Provision for loan losses	8,879	1,554	—	10,433
Non-interest income	24,125	33,082	(265)	56,942
Amortization of intangibles	1,376	697	—	2,073
Depreciation expense	3,251	772	—	4,023
Other operating expenses	69,521	36,154	12	105,687
Income tax expense (benefit)	10,041	(1,007)	(37)	8,997

Net income (loss)	$17,021	($1,442)	($66)	$15,513

Segment Assets	$12,834,187	$809,680	($781,058)	$12,862,809

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:

INTERSEGMENT REVENUES*	Quarter ended
	March 31,	March 31,
(In thousands)	2008	2007

Banco Popular de Puerto Rico:
Commercial Banking	$400	$6
Consumer and Retail Banking	923	(15)
Other Financial Services	(33)	(129)
Banco Popular North America:
Banco Popular North America	(2,988)	(27)
E-LOAN	(627)	(12,540)
Popular Financial Holdings	1,722	303
EVERTEC	(37,007)	(34,168)

Total	($37,610)	($46,570)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended
	March 31,	March 31,
(In thousands)	2008	2007

Revenues**
Puerto Rico	$422,602	$477,985
United States	210,572	107,239
Other	31,990	21,934

Total consolidated revenues	$665,164	$607,158

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159, gain on sale of loans and valuation adjustments on loans held- for-sale, and other operating income.

	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,537,660	$26,017,716	$24,607,654
Loans	15,724,666	15,679,181	14,906,570
Deposits	16,495,197	17,341,601	13,602,697
Mainland United States
Total assets	$14,981,418	$17,093,929	$21,330,513
Loans	11,485,471	13,517,728	17,319,205
Deposits	9,208,348	9,737,996	9,947,205
Other
Total assets	$1,302,521	$1,299,792	$1,226,497
Loans	721,089	714,093	654,842
Deposits *	1,263,169	1,254,881	1,188,151

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 25 – Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of March 31, 2008, December 31, 2007 and March 31, 2007, and the results of their operations and cash flows for the periods ended March 31, 2008 and 2007.
PIBI is an operating subsidiary of PIHC and is the holding company of its wholly-owned subsidiaries: ATH Costa Rica S.A., EVERTEC LATINOAMERICA, SOCIEDAD ANONIMA, T.I.I. Smart Solutions Inc., Popular Insurance V.I., Inc. and PNA.
PNA is an operating subsidiary of PIBI and is the holding company of its wholly-owned subsidiaries:
•	PFH, including its wholly-owned subsidiaries Equity One, Inc., Popular Financial Management, LLC, Popular Housing Services, Inc., and Popular Mortgage Servicing, Inc.;

•	Banco Popular North America (“BPNA”), including its wholly-owned subsidiaries Popular Equipment Finance, Inc., Popular Insurance Agency, U.S.A., Popular FS, LLC and E-LOAN, Inc.;

•	Banco Popular, National Association (“BP, N.A.”), including its wholly-owned subsidiary Popular Insurance, Inc.; and

•	EVERTEC USA, Inc.
PIHC, PIBI and PNA are authorized issuers of debt securities and preferred stock under a shelf registration filed with the Securities and Exchange Commission.
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PIBI and PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of March 31, 2008, BPPR could have declared a dividend of approximately $75 million (December 31, 2007 — $45 million; March 31, 2007 — $164 million) without the approval of the Federal Reserve Board. As of March 31, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$3,982	$226	$405	$782,101	($4,216)	$782,498
Money market investments	63,503	34,300	12,057	901,229	(109,860)	901,229
Investment securities available-for-sale, at fair value		23,354		7,636,154		7,659,508
Investment securities held-to-maturity, at amortized cost	456,488	1,250		347,165	(430,000)	374,903
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	225,339		252,157
Trading account securities, at fair value				561,857		561,857
Investment in subsidiaries	2,701,524	389,630	1,562,260		(4,653,414)
Loans held-for-sale measured at lower of cost or market value				447,097		447,097
Loans measured at fair value pursuant to SFAS No. 159				926,820		926,820

Loans held-in-portfolio	862,917		1,655,075	26,747,207	(2,523,075)	26,742,124
Less – Unearned income				184,815		184,815
Allowance for loan losses	60			579,319		579,379

	862,857		1,655,075	25,983,073	(2,523,075)	25,977,930

Premises and equipment, net	23,255		131	616,454		639,840
Other real estate				85,277		85,277
Accrued income receivable	879	117	8,729	215,198	(9,469)	215,454
Servicing assets				188,558		188,558
Other assets	37,133	64,473	61,442	1,976,673	(29,046)	2,110,675
Goodwill				630,764		630,764
Other intangible assets	554			66,478		67,032

	$4,164,600	$513,351	$3,312,491	$41,590,237	($7,759,080)	$41,821,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,258,043	($4,158)	$4,253,885
Interest bearing				22,747,286	(34,457)	22,712,829

				27,005,329	(38,615)	26,966,714
Federal funds purchased and assets sold under agreements to repurchase				4,566,095	(75,402)	4,490,693
Other short-term borrowings	$140,000	$75	$124,807	2,299,503	(1,039,075)	1,525,310
Notes payable at cost	477,302		2,744,195	2,452,672	(1,484,000)	4,190,169
Notes payable at fair value				186,171		186,171
Subordinated notes				430,000	(430,000)
Other liabilities	75,578	59	78,474	874,600	(37,998)	990,713

	692,880	134	2,947,476	37,814,370	(3,105,090)	38,349,770

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,765,097	3,961	2	51,619	(55,582)	1,765,097
Surplus	565,547	851,193	734,964	2,809,595	(4,390,751)	570,548
Retained earnings	1,118,090	(306,908)	(369,618)	832,906	(161,381)	1,113,089
Accumulated other comprehensive income (loss), net of tax	43,719	(35,029)	(333)	82,130	(46,768)	43,719
Treasury stock, at cost	(207,608)			(492)	492	(207,608)

	3,471,720	513,217	365,015	3,775,758	(4,653,990)	3,471,720

	$4,164,600	$513,351	$3,312,491	$41,590,237	($7,759,080)	$41,821,599

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2007
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,391	$376	$400	$818,455	($1,797)	$818,825
Money market investments	46,400	300	151	1,083,212	(123,351)	1,006,712
Trading account securities, at fair value				768,274	(319)	767,955
Investment securities available-for-sale, at fair value		31,705		8,483,430		8,515,135
Investment securities held-to-maturity, at amortized cost	626,129	1,250		287,087	(430,000)	484,466
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	189,766		216,584
Investment in subsidiaries	2,817,934	648,720	1,717,823		(5,184,477)
Loans held-for-sale measured at lower of cost or market value				1,889,546		1,889,546

Loans held-in-portfolio	725,426	25,150	2,978,528	28,282,440	(3,807,978)	28,203,566
Less – Unearned income				182,110		182,110
Allowance for loan losses	60			548,772		548,832

	725,366	25,150	2,978,528	27,551,558	(3,807,978)	27,472,624

Premises and equipment, net	23,772		131	564,260		588,163
Other real estate				81,410		81,410
Accrued income receivable	1,675	62	14,271	215,719	(15,613)	216,114
Servicing assets				196,645		196,645
Other assets	40,740	60,814	47,210	1,336,674	(28,444)	1,456,994
Goodwill				630,761		630,761
Other intangible assets	554			68,949		69,503

	$4,298,386	$768,378	$4,770,906	$44,165,746	($9,591,979)	$44,411,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,512,527	($1,738)	$4,510,789
Interest bearing				23,824,140	(451)	23,823,689

				28,336,667	(2,189)	28,334,478
Federal funds purchased and assets sold under agreements to repurchase			$168,892	5,391,273	(122,900)	5,437,265
Other short-term borrowings	$165,000		1,155,773	1,707,184	(1,525,978)	1,501,979
Notes payable	480,117		2,754,339	3,669,216	(2,282,320)	4,621,352
Subordinated notes				430,000	(430,000)
Other liabilities	71,387	$116	62,059	843,892	(43,082)	934,372

	716,504	116	4,141,063	40,378,232	(4,406,469)	40,829,446

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,761,908	3,961	2	51,619	(55,582)	1,761,908
Surplus	563,183	851,193	734,964	2,709,595	(4,290,751)	568,184
Retained earnings	1,324,468	(46,897)	(99,806)	1,037,153	(895,451)	1,319,467
Treasury stock, at cost	(207,740)			(664)	664	(207,740)
Accumulated other comprehensive loss, net of tax	(46,812)	(39,995)	(5,317)	(10,298)	55,610	(46,812)

	3,581,882	768,262	629,843	3,787,405	(5,185,510)	3,581,882

	$4,298,386	$768,378	$4,770,906	$44,165,746	($9,591,979)	$44,411,437

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
MARCH 31, 2007
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,439	$97	$356	$753,015	($1,357)	$753,550
Money market investments	196,500	1,500	235	696,308	(254,335)	640,208
Investment securities available-for-sale, at fair value	7,608	60,749		9,422,451	(12,447)	9,478,361
Investment securities held-to-maturity, at amortized cost	430,000	2,153		85,330	(430,000)	87,483
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	126,133		152,951
Trading account securities, at fair value				648,150		648,150
Investment in subsidiaries	3,186,977	1,065,820	2,001,751		(6,254,548)
Loans held-for-sale measured at lower of cost or market value				1,049,230		1,049,230

Loans held-in-portfolio	380,491		2,950,021	32,129,075	(3,317,264)	32,142,323
Less – Unearned income				310,936		310,936
Allowance for loan losses	40			541,708		541,748

	380,451		2,950,021	31,276,431	(3,317,264)	31,289,639

Premises and equipment, net	25,226		134	565,648		591,008
Other real estate				89,479		89,479
Accrued income receivable	376	49	11,095	284,330	(11,059)	284,791
Servicing assets				176,994		176,994
Other assets	62,951	59,576	45,532	1,026,649	(45,658)	1,149,050
Goodwill				668,616		668,616
Other intangible assets	554			104,600		105,154

	$4,306,507	$1,189,945	$5,021,516	$46,973,364	($10,326,668)	$47,164,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,178,745	($1,299)	$4,177,446
Interest bearing				20,758,842	(198,235)	20,560,607

				24,937,587	(199,534)	24,738,053
Federal funds purchased and assets sold under agreements to repurchase			$126,115	6,202,402	(56,100)	6,272,417
Other short-term borrowings			919,525	3,659,415	(1,376,968)	3,201,972
Notes payable	$484,637		2,835,305	7,001,626	(1,952,743)	8,368,825
Subordinated notes				430,000	(430,000)
Other liabilities	85,562	$93	90,372	726,479	(55,527)	846,979

	570,199	93	3,971,317	42,957,509	(4,070,872)	43,428,246

Minority interest in consolidated subsidiaries				110		110

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,754,694	3,961	2	51,619	(55,582)	1,754,694
Surplus	525,072	851,193	734,964	2,571,295	(4,152,451)	530,073
Retained earnings	1,678,827	387,292	331,808	1,566,544	(2,290,645)	1,673,826
Accumulated other comprehensive loss, net of tax	(203,935)	(52,594)	(16,575)	(173,338)	242,507	(203,935)
Treasury stock, at cost	(205,225)			(375)	375	(205,225)

	3,736,308	1,189,852	1,050,199	4,015,745	(6,255,796)	3,736,308

	$4,306,507	$1,189,945	$5,021,516	$46,973,364	($10,326,668)	$47,164,664

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$44,900				($44,900)
Loans	6,897	$219	$35,090	$561,525	(42,614)	$561,117
Money market investments	82	106	180	7,751	(1,391)	6,728
Investment securities	8,709	316	223	92,173	(7,016)	94,405
Trading account securities				18,693		18,693

	60,588	641	35,493	680,142	(95,921)	$680,943

INTEREST EXPENSE:
Deposits				195,041	(101)	194,940
Short-term borrowings	2,020		9,853	68,351	(15,079)	65,145
Long-term debt	8,284		36,552	54,973	(36,140)	63,669

	10,304		46,405	318,365	(51,320)	323,754

Net interest income (loss)	50,284	641	(10,912)	361,777	(44,601)	357,189
Provision for loan losses	40			168,182		168,222

Net interest income (loss) after provision for loan losses	50,244	641	(10,912)	193,595	(44,601)	188,967
Service charges on deposit accounts				51,087		51,087
Other service fees				106,277	(810)	105,467
Net gain on sale and valuation adjustments of investment securities				47,940		47,940
Trading account profit				4,464		4,464
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(3,020)		(3,020)
Gain on sale of loans and valuation adjustments on loans held-for-sale				68,745		68,745
Other operating income	(35)	3,550	4	30,509	(736)	33,292

	50,209	4,191	(10,908)	499,597	(46,147)	496,942

OPERATING EXPENSES:
Personnel costs:
Salaries	6,084	91		130,769	(235)	136,709
Pension, profit sharing and other benefits	1,509	23		37,000	(62)	38,470

	7,593	114		167,769	(297)	175,179
Net occupancy expenses	629	7	1	34,355		34,992
Equipment expenses	849			31,149		31,998
Other taxes	439			12,704		13,143
Professional fees	4,156	3	90	33,625	(1,249)	36,625
Communications	122	5	9	15,167		15,303
Business promotion	289			16,927		17,216
Printing and supplies	23			4,252		4,275
Other operating expenses	(14,057)	(100)	53	55,845	(449)	41,292
Amortization of intangibles				2,492		2,492

	43	29	153	374,285	(1,995)	372,515

Income (loss) before income tax and equity in earnings of subsidiaries	50,166	4,162	(11,061)	125,312	(44,152)	124,427
Income tax	1,668		(3,651)	22,828	292	21,137

Income (loss) before equity in earnings of subsidiaries	48,498	4,162	(7,410)	102,484	(44,444)	103,290
Equity in undistributed earnings (losses) of subsidiaries	54,792	(2,342)	(572)		(51,878)

NET INCOME (LOSS)	$103,290	$1,820	($7,982)	$102,484	($96,322)	$103,290

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

				All other
				subsidiaries
	Popular, Inc.	PIBI	PNA	and	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$44,700				($44,700)
Loans	5,381		$37,755	$643,746	(42,768)	$644,114
Money market investments	147	$17	1	5,723	(1,279)	4,609
Investment securities	7,815	375	223	114,295	(7,217)	115,491
Trading account securities				9,381		9,381

	58,043	392	37,979	773,145	(95,964)	773,595

INTEREST EXPENSE:
Deposits				173,175	(73)	173,102
Short-term borrowings	1,887		14,468	129,547	(21,093)	124,809
Long-term debt	8,366		36,852	105,886	(30,402)	120,702

	10,253		51,320	408,608	(51,568)	418,613

Net interest income (loss)	47,790	392	(13,341)	364,537	(44,396)	354,982
Provision for loan losses	7			96,339		96,346

Net interest income (loss) after provision for loan losses	47,783	392	(13,341)	268,198	(44,396)	258,636
Service charges on deposit accounts				48,471		48,471
Other service fees				88,548	(699)	87,849
Net gain (loss) on sale and valuation adjustments of investment securities	118,724	(7,600)		(29,353)		81,771
Trading account loss				(14,164)		(14,164)
Gain on sale of loans				3,434		3,434
Other operating income (loss)	9,233	10,009	(527)	26,628	(528)	44,815

	175,740	2,801	(13,868)	391,762	(45,623)	510,812

OPERATING EXPENSES:
Personnel costs:
Salaries	6,100	96		130,689	(406)	136,479
Pension, profit sharing and other benefits	2,040	20		39,956	(120)	41,896

	8,140	116		170,645	(526)	178,375
Net occupancy expenses	553	7	1	31,453		32,014
Equipment expenses	288		2	32,106		32,396
Other taxes	375			11,472		11,847
Professional fees	2,482	11	64	34,127	(697)	35,987
Communications	142			16,920		17,062
Business promotion	282			28,090		28,372
Printing and supplies	18			4,258		4,276
Other operating expenses	(12,840)	(100)	116	45,224	(384)	32,016
Amortization of intangibles				2,983		2,983

	(560)	34	183	377,278	(1,607)	375,328

Income (loss) before income tax and equity in earnings of subsidiaries	176,300	2,767	(14,051)	14,484	(44,016)	135,484
Income tax	27,861		(4,918)	(6,382)	276	16,837

Income (loss) before equity in earnings of subsidiaries	148,439	2,767	(9,133)	20,866	(44,292)	118,647
Equity in undistributed losses of subsidiaries	(29,792)	(74,991)	(66,466)		171,249

NET INCOME (LOSS)	$118,647	($72,224)	($75,599)	$20,866	$126,957	$118,647

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2008 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$103,290	$1,820	($7,982)	$102,484	($96,322)	$103,290

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(54,792)	2,342	572		51,878
Depreciation and amortization of premises and equipment	583		1	18,127		18,711
Provision for loan losses	40			168,182		168,222
Amortization of intangibles				2,492		2,492
Amortization and fair value adjustment of servicing assets				15,404		15,404
Net gain on sale and valuation adjustment of investment securities				(47,940)		(47,940)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				3,020		3,020
Net gain on disposition of premises and equipment				(1,323)		(1,323)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(68,745)		(68,745)
Net amortization of premiums and accretion of discounts on investments	(1,476)			7,562		6,086
Net amortization of premiums and deferred loan origination fees and costs				13,190		13,190
Losses (earnings) from investments under the equity method	35	(3,550)	(4)	(162)	(513)	(4,194)
Stock options expense	110			174		284
Deferred income taxes	29		(3,651)	(31,485)	292	(34,815)
Net disbursements on loans held-for-sale				(716,848)		(716,848)
Acquisitions of loans held-for-sale				(76,474)		(76,474)
Proceeds from sale of loans held-for-sale				526,534		526,534
Net decrease in trading securities				134,756	(319)	134,437
Net decrease (increase) in accrued income receivable	796	(54)	(8,251)	(11,047)	7,650	(10,906)
Net decrease (increase) in other assets	628	11	(9,579)	(76,356)	823	(84,473)
Net increase (decrease) in interest payable	1,944		13,533	(28,902)	(7,650)	(21,075)
Net decrease in postretirement benefit obligation				(362)		(362)
Net increase (decrease) in other liabilities	2,447	(59)	29	33,616	(1,058)	34,975

Total adjustments	(49,656)	(1,310)	(7,350)	(136,587)	51,103	(143,800)

Net cash provided by (used in) operating activities	53,634	510	(15,332)	(34,103)	(45,219)	(40,510)

Cash flows from investing activities:
Net (increase) decrease in money market investments	(17,103)	(34,000)	(11,906)	181,983	(13,491)	105,483
Purchases of investment securities:
Available-for-sale		(181)		(120,751)		(120,932)
Held-to-maturity	(418,383)			(2,329,772)		(2,748,155)
Other				(88,720)		(88,720)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,067,689		1,067,689
Held-to-maturity	589,500			2,269,746		2,859,246
Other				53,147		53,147
Proceeds from sale of investment securities available-for-sale		8,296		181		8,477
Proceeds from sale of other investment securities				49,252		49,252
Net (disbursements) repayments on loans	(137,530)	25,150	1,237,246	(180,026)	(1,198,696)	(253,856)
Proceeds from sale of loans				1,585,375		1,585,375
Acquisition of loan portfolios				(1,394)		(1,394)
Mortgage servicing rights purchased				(2,215)		(2,215)
Acquisition of premises and equipment	(67)			(81,044)		(81,111)
Proceeds from sale of premises and equipment				13,255		13,255
Proceeds from sale of foreclosed assets				29,086		29,086

Net cash provided by (used in) investing activities	16,417	(735)	1,225,340	2,445,792	(1,212,187)	2,474,627

Cash flows from financing activities:
Net decrease in deposits				(1,310,533)	(36,426)	(1,346,959)
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(168,892)	(825,177)	47,497	(946,572)
Net (decrease) increase in other short-term borrowings	(25,000)	75	(1,030,967)	578,527	500,696	23,331
Payments of notes payable			(17,500)	(1,376,099)	700,319	(693,280)
Proceeds from issuance of notes payable	99		7,356	530,439	(2,000)	535,894
Dividends paid to parent company				(44,900)	44,900

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Dividends paid	(47,788)					(47,788)
Proceeds from issuance of common stock	5,269					5,269
Treasury stock acquired	(40)			(299)		(339)

Net cash (used in) provided by financing activities	(67,460)	75	(1,210,003)	(2,448,042)	1,254,986	(2,470,444)

Net increase (decrease) in cash and due from banks	2,591	(150)	5	(36,353)	(2,420)	(36,327)
Cash and due from banks at beginning of period	1,391	376	400	818,454	(1,796)	818,825

Cash and due from banks at end of period	$3,982	$226	$405	$782,101	$(4,216)	$782,498

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

	Popular,			All other
	Inc. Holding	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$118,647	($72,224)	($75,599)	$20,866	$126,957	$118,647

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	29,792	74,991	66,466		(171,249)
Depreciation and amortization of premises and equipment	588		1	19,405		19,994
Provision for loan losses	7			96,339		96,346
Amortization of intangibles				2,983		2,983
Amortization and fair value adjustments of servicing assets				10,229		10,229
Net (gain) loss on sale and valuation adjustment of investment securities	(118,724)	7,600		29,353		(81,771)
Net gain on disposition of premises and equipment				(3,677)		(3,677)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(3,434)		(3,434)
Net amortization of premiums and accretion of discounts on investments		3		6,328		6,331
Net amortization of premiums and deferred loan origination fees and costs				23,930		23,930
(Earnings) losses from investments under the equity method	(3,986)	(10,009)	527	(347)	(414)	(14,229)
Stock options expense	217			273		490
Deferred income taxes	1,272		(4,918)	(20,600)	4,852	(19,394)
Net disbursements on loans held-for-sale				(1,685,149)		(1,685,149)
Acquisitions of loans held-for-sale				(282,110)		(282,110)
Proceeds from sale of loans held-for-sale				1,280,146		1,280,146
Net decrease in trading securities				346,150		346,150
Net decrease (increase) in accrued income receivable	682	(37)	485	(36,689)	(992)	(36,551)
Net decrease in other assets	2,503	6	822	32,663	(39)	35,955
Net (decrease) increase in interest payable	(88)		6,052	(7,271)	992	(315)
Net increase in postretirement benefit obligation				728		728
Net increase (decrease) in other liabilities	26,561	33	4,844	(25,423)	(4,807)	1,208

Total adjustments	(61,176)	72,587	74,279	(216,173)	(171,657)	(302,140)

Net cash provided by (used in) operating activities	57,471	363	(1,320)	(195,307)	(44,700)	(183,493)

Cash flows from investing activities:

Net (increase) decrease in money market investments	(187,800)	(425)	2,317	(277,364)	191,208	(272,064)
Purchases of investment securities:
Available-for-sale				(283,456)	255,270	(28,186)
Held-to-maturity	(426,756)			(5,243,710)		(5,670,466)
Other			(928)	(5,816)		(6,744)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				645,202	(245,998)	399,204
Held-to-maturity	420,000			5,254,358		5,674,358
Other				2,454		2,454
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments on loans	87,151		8,538	52,055	(97,251)	50,493
Proceeds from sale of loans				962		962
Acquisition of loan portfolios				(784)		(784)
Capital contribution to subsidiary				500	(500)
Assets acquired, net of cash				(1,823)		(1,823)
Mortgage servicing rights purchased				(795)		(795)
Acquisition of premises and equipment	(186)			(25,931)		(26,117)
Proceeds from sale of premises and equipment				14,307		14,307
Proceeds from sale of foreclosed assets				41,835		41,835

Net cash provided by (used in) investing activities	137,893	(423)	10,792	171,995	102,729	422,986

Cash flows from financing activities:

Net increase in deposits				493,646	(195,774)	297,872
Net (decrease) increase in federal funds purchased and assets sold under agreements to repurchase			(33,714)	540,286	3,400	509,972
Net (decrease) increase in other short-term borrowings	(150,787)		24,566	(743,886)	37,954	(832,153)
Payments of notes payable			(3,720)	(462,577)	50,025	(416,272)
Proceeds from issuance of notes payable	99		3,430	44,190		47,719
Dividends paid to parent company				(44,700)	44,700
Dividends paid	(47,591)					(47,591)
Proceeds from issuance of common stock	4,362					4,362

	Popular,			All other
	Inc. Holding	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Treasury stock acquired	(10)					(10)
Capital contribution from parent				(500)	500

Net cash used in financing activities	(193,927)		(9,438)	(173,541)	(59,195)	(436,101)

Net increase (decrease) in cash and due from banks	1,437	(60)	34	(196,853)	(1,166)	(196,608)
Cash and due from banks at beginning of period	2	157	322	949,868	(191)	950,158

Cash and due from banks at end of period	$1,439	$97	$356	$753,015	($1,357)	$753,550

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
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey, Florida and Texas. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. As described in Note 19 to the consolidated financial statements, E-LOAN restructured its business operations during the fourth quarter of 2007 and beginning of 2008. PFH, after certain restructuring events discussed also in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and carry a maturing loan portfolio. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents further information about the Corporation’s business segments.
The Corporation reported net income for the quarter ended March 31, 2008 of $103.3 million, compared with $118.6 million in the same quarter of 2007. Table A provides selected financial data and performance indicators for the quarters ended March 31, 2008 and 2007.
The first quarter of 2008 was another difficult period as credit continued to deteriorate and the financial markets continued to face the challenges of a recessionary economy. The Corporation continued to work on the initiatives undertaken in the Corporation’s U.S. mainland operations, including the reduction in its U.S. mortgage exposure. The specific significant events impacting 2008 first quarter performance were:
•	The sale of certain assets of Equity One, a subsidiary of PFH, to American General Financial (“American General”), a member of American International Group. As part of the transaction, American General acquired $1.4 billion of mortgage and consumer loans and retained some of Equity One’s branch locations. The gain on sale of these loans approximated $54.5 million (approximately $35.4 million after tax), which included the premium paid by American General as well as the recovery of the write-down taken at the time the loans were reclassified to loans held-for-sale and the impact of the reversal of any outstanding deferred loan origination costs or fees. This sale transaction also led to branch closures as part of the PFH Branch Network Restructuring Plan during the first quarter of 2008. This plan resulted in charges for the Corporation of approximately $17.0 million in the first quarter of 2008 (approximately $11.1 million after tax). Refer to the Restructuring Plans section of this MD&A for further information.

•	The sale of six retail bank branches of BPNA in Houston, Texas to Prosperity Bank. Prosperity Bank paid a premium of 10.10% for approximately $125 million in deposits, as well as purchasing certain loans and other assets attributable to the branches. The Corporation realized a gain of approximately $12.8 million (approximately $8.3 million after tax) in the first quarter of 2008 related with this transaction. BPNA will continue to operate its mortgage business based in Houston as well as its franchise and small business lending activities in Texas. BPNA will also continue to maintain a retail branch in Arlington, Texas.

•	Gain of $49.3 million (approximately $40.6 million after tax) resulting from the mandatory partial redemption of Visa stock as a result of Visa’s initial public offering (“IPO”) in the first quarter of 2008. The Visa stock had a book basis of zero in the Corporation’s financial statements prior to the redemption by Visa. On a comparative basis to the first quarter of 2007, the financial impact of the sale of Visa stock is diluted as there were also non-recurring gains on the sale of securities in 2007, primarily $118.7 million from the sale of the Corporation’s interest in Telecomunicaciones de Puerto Rico, Inc. (“TELPRI”).

After the mandatory partial redemption of Visa stock, the Corporation continues to hold 883,435 Class C (Series I) and 21,454 Class B unredeemed shares of Visa stock with a book value of zero as of March 31, 2008. No gains will be recognized on the unredeemed stock until such time they are redeemed for cash or sold.

•	During the first quarter of 2008, the Corporation adopted the fair value option under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 155”, to approximately $1.2 billion of whole loans held by PFH. Additionally, the Corporation elected the fair value option for approximately $287 million of loans and $287 million of bond certificates associated with PFH’s on-balance sheet securitizations. The Corporation recognized a $262 million negative after-tax adjustment ($409 million before tax) to beginning retained earnings due to the transitional adjustment for electing the fair value option on the previously described financial instruments. During the first quarter of 2008, the Corporation recorded through earnings $3.0 million in unfavorable valuation adjustments on these financial instruments measured at fair value. Further information on the financial instruments accounted at fair value pursuant to the SFAS No. 159 fair value option is included in the SFAS No. 159 Fair Value Option Election section in this MD&A.

•	Higher provision for loan losses for the first quarter of 2008, which increased by $71.9 million as compared with the same period in 2007, driven principally by higher net charge-offs, and deteriorating credit quality trends, primarily in the U.S. mainland consumer loan portfolio, and in the Corporation’s commercial and construction loan portfolios. Details on credit quality indicators are included in the Credit Risk Management and Loan Quality Section in this MD&A.

TABLE A
Financial Highlights

Financial Condition Highlights	At March 31,			Average for the three months
(In thousands)	2008	2007	Variance	2008	2007	Variance

Money market investments	$901,229	$640,208	$261,021	$778,600	$375,516	$403,084
Investment and trading securities	8,848,425	10,366,945	(1,518,520)	9,454,888	10,944,249	(1,489,361)
Loans	27,931,226	32,880,617	(4,949,391)	28,834,091	32,657,846	(3,823,755)
Total earning assets	37,680,880	43,887,770	(6,206,890)	39,067,579	43,977,611	(4,910,032)
Total assets	41,821,599	47,164,664	(5,343,065)	42,704,707	47,310,284	(4,605,577)
Deposits	26,966,714	24,738,053	2,228,661	27,557,154	24,332,692	3,224,462
Borrowings	10,392,343	17,843,214	(7,450,871)	10,947,840	18,321,696	(7,373,856)
Stockholders’ equity	3,471,720	3,736,308	(264,588)	3,331,531	3,821,808	(490,277)

Operating Highlights	First Quarter
(In thousands, except per share information)	2008	2007	Variance

Net interest income	$357,189	$354,982	$2,207
Provision for loan losses	168,222	96,346	71,876
Non-interest income	307,975	252,176	55,799
Operating expenses	372,515	375,328	(2,813)
Income tax	21,137	16,837	4,300
Net income	$103,290	$118,647	($15,357)
Net income applicable to common stock	$100,312	$115,669	($15,357)
Basic and diluted EPS	$0.36	$0.41	($0.05)

	First Quarter
Selected Statistical Information	2008		2007

Common Stock Data — Market price
High	$14.07		$18.94
Low	8.90		15.82
End	11.66		16.56
Book value per share at period end	11.71		12.72
Dividends declared per share	0.16		0.16
Dividend payout ratio	44.67%		38.57%
Price/earnings ratio	(55.52	)x	13.46	x

Profitability Ratios — Return on assets	0.97%		1.02%
Return on common equity	12.83		12.91
Net interest spread (taxable equivalent)	3.45		2.90
Net interest margin (taxable equivalent)	3.91		3.43
Effective tax rate	16.99		12.43
Overhead ratio*	18.07		34.69
Efficiency ratio **	61.65		71.84

Capitalization Ratios — Equity to assets	7.80%		8.08%
Tangible equity to assets	6.26		6.55
Equity to loans	11.55		11.70
Internal capital generation	6.66		7.43
Tier I capital to risk — adjusted assets	9.55		10.80
Total capital to risk — adjusted assets	10.82		12.05
Leverage ratio	7.43		8.17

*	Non-interest expense less non-interest income divided by net interest income.

**	Non-interest expense divided by net interest income plus recurring non-interest income (refer to the “Operating expenses” section of this MD&A for a description of items not considered “recurring”).

Total earning assets as of March 31, 2008 amounted to $37.7 billion, compared with $40.9 billion as of December 31, 2007 and $43.9 billion as of March 31, 2007. Refer to the Financial Condition section of this MD&A for descriptive information on the composition of assets, deposits, borrowings and capital of the Corporation. The decline in total earning assets from December 31, 2007 to March 31, 2008 was principally due to the sale of loans to American General, a reduction in the investment securities portfolio due to maturities which funds were not reinvested in securities, and unfavorable fair value adjustments in the loan portfolio subject to SFAS No. 159. When compared to March 31, 2007, the reduction in earning assets was influenced by similar factors, as well as the impact of the PFH recharacterization transaction effected in December 2007 and downsizing of PFH’s and E-LOAN’s loan origination operations.
The Corporation’s funding sources as of March 31, 2008 reflect a reduction in deposits and federal funds purchased when compared to December 31, 2007. Funds raised from the sale of PFH’s loan portfolio to American General were used to repay outstanding debt, mainly short-term funds. Refer to the Financial Condition and Liquidity sections of this MD&A for further information on the composition of the Corporation’s financing sources.
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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2007, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control, that in addition to the other information in this Form 10-Q, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common and preferred stock are traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system under the symbols BPOP and BPOPO, respectively.
RESTRUCTURING PLANS
PFH Branch Network Restructuring Plan
Given the disruption in the capital markets since the summer of 2007 and its impact on funding, management of the Corporation concluded during the fourth quarter of 2007 that it would be difficult to generate an adequate return on the capital invested at Equity One’s consumer service branches.
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit its subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). PFH continues to hold a $1.3 billion maturing portfolio as of March 31, 2008. The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General. This company hired certain of Equity One’s consumer services employees and retained certain branch locations. Equity

One closed substantially all branches not assumed by American General during the quarter ended March 31, 2008. Workforce reductions at Equity One resulted in the loss of employment for those employees at the consumer services branches not hired by American General, as well as for other related support functions. Full-time equivalent employees at the PFH reportable segment were 384 as of March 31, 2008, compared with 979 as of March 31, 2007.
During the quarter ended March 31, 2008 and as part of this particular restructuring plan, the Corporation incurred certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended
(In thousands)	March 31, 2008

Personnel costs	$7,993	(a)
Net occupancy expenses	6,750	(b)
Equipment expenses	675
Communications	590
Other operating expenses	1,021	(c)

Total restructuring costs	$17,029

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs

Also, during the fourth quarter of 2007, and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.
As of March 31, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029

Total	$1,892	$17,029	$18,921

The following table presents the changes in restructuring costs reserves for 2008 associated with the PFH Branch Network Restructuring Plan.

(In thousands)

Balance at January 1, 2008	—
Charges in quarter ended March 31	$17,029
Cash payments	(4,728)

Balance as of March 31, 2008	$12,301

The amounts accrued as of March 31, 2008 related to the PFH Branch Network Restructuring Plan are expected to be substantially paid during 2008.

As disclosed in Note 24 to the consolidated financial statements, PFH’s reportable segment reported net income of $4.0 million for the quarter ended March 31, 2008, compared with a net loss of $72.4 million for the same quarter in the previous year. The following table summarizes the main categories in the statement of operations for PFH’s reportable segment:

	March 31,	March 31,
(In thousands)	2008	2007	Variance	Notes

Net interest income	$21,396	$41,654	($20,258)	(a	)
Provision for loan losses	6,986	38,908	(31,922)	(b	)
Fair value adjustments on residual interests	(11,162)	(52,831)	41,669	(c	)
Mortgage servicing fees, net of fair value adjustments	1,846	7	1,839	(d	)
Gain (loss) on sale of loans	54,478	(12,848)	67,326	(e	)
Other operating income	1,081	3,318	(2,237)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(3,020)	—	(3,020)
Personnel costs	11,217	13,650	(2,433)	(f	)
Restructuring plan costs and related charges	17,029	15,135	1,894
Other operating expenses	20,972	23,148	(2,176)
Income tax	4,376	(39,156)	43,532

Net income (loss)	$4,039	($72,385)	$76,424

(a)	Decline due to reduction in loan portfolio as a result of exiting origination channels.

(b)	Reduction in the provision for loan losses was also associated to decline in portfolio due to exiting origination channels, sale of loan portfolio to American General and reclassification of loans to fair value measurement (SFAS No. 159). Allowance for loan losses to loans held-in-portfolio was 2.84% as of March 31, 2008, compared with 1.69% as of March 31, 2007. PFH loans held-in-portfolio amounted to $347 million as of March 31, 2008, compared with $7.6 billion as of the same date in 2007.

(c)	Residual interests outstanding as of March 31, 2008 amounted to $37 million. PFH will no longer originate residual interests as it has no plans to execute asset-backed securitization transactions.

(d)	Refer to Note 7 to the consolidated financial statements for information on PFH’s MSRs.

(e)	2008 results were impacted by the gain on sale of loans to American General. PFH’s loans held-for-sale as of March 31, 2008 approximated only $2 million; 2007 results included lower of cost or market valuation adjustments.

(f)	Headcount was reduced to 384 FTEs as of March 31, 2008 after the closing of the Equity One branches, compared to 979 FTEs as of March 31, 2007.

E-LOAN Restructuring Plan
As indicated in the 2007 Annual Report, in November 2007, the Corporation began a restructuring plan for its Internet financial services subsidiary E-LOAN (the “E-LOAN Restructuring Plan”). This plan included a substantial reduction of marketing and personnel costs at E-LOAN and changes in E-LOAN’s business model. The changes include concentrating marketing investment toward the Internet and the origination of first mortgage loans that qualify for sale to government sponsored entities (“GSEs”). Also, as a result of escalating credit costs in the current economic environment and lower liquidity in the secondary markets for mortgage related products, in the fourth quarter of 2007, the Corporation determined to hold back the origination by E-LOAN of home equity lines of credit, closed-end second lien mortgage loans and auto loans. The E-LOAN Restructuring Plan resulted in charges recorded in the fourth quarter of 2007 amounting to $231.9 million, which included $211.8 million in non-cash impairment losses related to its goodwill and trademark intangible assets.
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and first quarter of 2008. Full-time equivalent employees at E-LOAN were 342 as of March 31, 2008, compared with 771 as of March 31, 2007.

The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Charges in quarter ended March 31	—
Payments	(4,628)
Reversals	(301)

Balance as of March 31, 2008	$3,879

The Corporation does not expect to incur additional significant restructuring costs related to the E-LOAN Restructuring Plan during the remainder of year 2008. The associated liability outstanding as of March 31, 2008 is mostly related to lease terminations.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment. Refer to Note 24 to the consolidated financial statements for disclosures on the financial results of E-LOAN for the quarter ended March 31, 2008 and the comparable quarter in 2007.
SFAS No. 159 FAIR VALUE OPTION ELECTION
SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.
As indicated in Note 2 to the consolidated financial statements, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. These financial instruments, all of which pertained to the operations of Popular Financial Holdings that are running off, were as follows:
•	Approximately $1.2 billion of whole loans held-in-portfolio by PFH outstanding as of December 31, 2007. These whole loans consist principally of first lien residential mortgage loans and closed-end second lien loans that were originated through the exited origination channels of PFH (e.g. asset acquisition, broker and retail channels), and home equity lines of credit that had been originated by E-LOAN, but sold to PFH as part of the Corporation’s 2007 U.S. reorganization whereby E-LOAN became a subsidiary of BPNA. Also, to a lesser extent, the loan portfolio included mixed-use / multi-family loans (small commercial category) and manufactured housing loans.

Management believes that accounting for these loans at fair value provides a more relevant and transparent measurement of the realizable value of the assets and differentiates the PFH portfolio from the loan portfolios that the Corporation will continue to originate through channels other than PFH. Due to their subprime characteristics and current market disruptions, these loans are being held-in portfolio as potential buyers have withdrawn from the market, given heightened concerns over credit quality of borrowers and continued deterioration in the housing markets.

•	Approximately $287 million of “owned-in-trust” loans and $287 million of bond certificates associated with PFH securitization activities that were outstanding as of December 31, 2007. The “owned-in-trust” loans are pledged as collateral for the bond certificates as a financing vehicle through on-balance sheet securitization transactions. These loan securitizations conducted by the Corporation did not meet the sale criteria under SFAS No. 140; accordingly, the transactions are treated as on-balance sheet securitizations for accounting purposes. Due to terms of the transactions, particularly the existence of an interest rate swap agreement and to a lesser extent clean up calls, the Corporation was unable to recharacterize these loan securitizations as sales for accounting purposes in 2007. The “owned-in-trust” loans include first lien residential mortgage loans, closed-end second lien loans, mixed-use / multi-family loans (small commercial category) and manufactured housing loans. The majority of the portfolio is comprised of first lien residential mortgage loans.

These “owned-in-trust” loans do not pose the same magnitude of risk to the Corporation as those loans owned outright because certain of the potential losses related to “owned-in-trust” loans are born by the bondholders and not the Corporation. Upon the adoption of SFAS No. 159, the loans and related bonds are both measured at fair value, thus their net position better portrays the credit risk born by the Corporation.
Excluding the PFH loans elected for the fair value option as described above, PFH’s reportable segment held approximately $1.8 billion of additional loans at the time of fair value option election on January 1, 2008. Of these remaining loans, $1.4 billion were classified as loans held-for-sale and were not subject to the fair value option as the loans were intended to be sold to an institutional buyer during the first quarter of 2008. As indicated in the Overview section, these loans were sold in March 2008. The remaining $0.4 billion in other loans held-in-portfolio at PFH as of that same date consisted principally of a small portfolio of auto loans that was acquired from E-LOAN, warehousing revolving lines of credit with monthly advances and pay-downs, and construction credit agreements in which permanent financing will be with a lender other than PFH. Although these businesses are running off, PFH must contractually continue to fund the revolving credit arrangements.
There were no other assets or liabilities elected for the fair value option after January 1, 2008.
Upon adoption of SFAS No. 159 the Corporation recognized a $262 million negative after-tax adjustment ($409 million before tax) to beginning retained earnings due to the transitional adjustment for electing the fair value option, as detailed in the following table.

		Cumulative effect
	December 31,	adjustment to	January 1, 2008
	2007 (Carrying	January 1, 2008	fair value
	value prior to	retained earnings -	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	($494,180)	$987,117

Notes payable (bond certificates)	($286,611)	$85,625	($200,986)

Pre-tax cumulative effect of adopting fair value option accounting		($408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		($261,831)

As of January 1, 2008, the Corporation eliminated $37 million in allowance for loan losses associated to the loan portfolio elected under the fair value option accounting and recognized it as part of the cumulative effect adjustment. As the loans are measured at fair value, there is no requirement to establish an allowance for loan losses with respect to these loan portfolios, as the fair value takes into consideration cumulative expected credit losses on the loan portfolio.
In the Corporation’s 2007 Annual Report filed on February 29, 2008, the Corporation disclosed that it expected to recognize a negative after-tax fair value adjustment upon the adoption of SFAS No. 159 in the range of $158 million and $169 million, which differs from the $262 million actually recorded as reported in this Form 10-Q. The difference resulted principally from refinement of the valuation methodology used and validation of the assumptions, which at the time of the 2007 Annual Report filing were under evaluation as disclosed in the 2007 Annual Report.
The significant fair value adjustments in the loan portfolios recorded upon adoption of SFAS No. 159 on January 1, 2008 were mainly the result of factors such as:
•	In general, the loan portfolio is in the most part considered subprime and due to market conditions, considered distressed assets in a very illiquid market.

•	The majority of first lien mortgage loans were originated in 2006 and 2007. Industry and internally derived credit metrics show a high loss severity in these vintages. Approximately 81% of this portfolio was considered subprime as of December 31, 2007.

•	The subprime component of second lien closed-end mortgage loans (classified as part of consumer loans) increased. There has been a significant deterioration in the delinquency profile of the portfolio, and migration to the 90+ day delinquent buckets impacting the potential loss exposure for the closed-end second lien loan portfolio leading to consideration of a 100% loss severity. Market data considered for the valuation showed property values obtained on subprime loans in foreclosure declining dramatically. As property values do not justify initiating a foreclosure action, the loan in essence behaves as an unsecured loan. A substantial share of PFH’s closed-end second lien portfolio has combined loan-to-values greater that 90%.

•	The consumer loans measured at fair value also include home equity lines of credit (“HELOCs”) that were transferred in 2007 from E-LOAN to PFH. Although this portfolio is considered prime based on FICO scores, it has deteriorated. Similar to second lien closed-end loans, the HELOCs are also behaving as an unsecured loan. The loan-to-value characteristics of the portfolio also negatively impact its performance. These loans were mostly originated in 2006, when there was a peak in the real estate market. As the housing market continues to deteriorate, the Corporation noted continued deterioration in the combined loan-to-value profile of the portfolio that was also considered in the market valuation. The geographical distribution of this portfolio also negatively impacts its performance since a significant portion of the portfolio is concentrated in California. The Corporation no longer originates HELOCs in its E-LOAN or PFH operations as a result of the restructuring plan.

•	Other product types include small balance commercial and manufactured housing loans that are trading at distressed levels based on the small trading activity available for these products and the expected return by the investors rather than the actual performance and fundamentals of these loans.
With respect to the bond certificates, as these are collateralized with the cash flows received from the mortgage loans, their fair value is influenced by the decline in the fair value of the loans. Historical performance was analyzed layered with general macro economic and housing market expectations that led to the projected forward performance for each bond. Also, the valuation considered forward LIBOR curves and the market dictated rate of return for these types of investments. The Corporation’s liquidity exposure with respect to the bond certificates is limited to the cash flows of the loans placed as collateral on the securitization trust and any other related assets such as other real estate. Also, the Corporation advances funds under the terms of the loan servicing agreements.
The following table presents the differences as of March 31, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable that have contractual principal amounts and for which the fair value option was elected.

	Aggregate fair
	value as of March	Aggregate UPB as
(In thousands)	31, 2008	of March 31, 2008	Difference

Loans:
Mortgage	$713,899	$1,007,013	($293,114)
Consumer	86,156	296,554	(210,398)
Commercial	126,765	129,570	(2,805)

Total loans	$926,820	$1,433,137	($506,317)

Notes payable (bond certificates)	($186,171)	($270,884)	$84,713

These financial instruments are segregated in the consolidated statement of condition in the following line items: “Loans measured at fair value pursuant to SFAS No. 159” and “Notes Payable measured at fair value pursuant to SFAS No. 159.” As the loans are measured at fair value, there is no requirement to establish allowance for loan losses with respect to these loan portfolios.
During the quarter ended March 31, 2008, the Corporation recognized $3.0 million in estimated net losses attributable to changes in the fair value of the loans and borrowings, which were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations.
The fair value of the loans and bonds as of January 1, 2008 and March 31, 2008 was provided by an external source and the assumptions were validated internally by management with market data and pricing indicators obtained from other sources. As indicated in Note 12 to the consolidated financial statements, these assets and liabilities are categorized as Level 3 under the requirements of SFAS No. 157. Refer to Note 11 to the consolidated financial statements for further information on the adoption of SFAS No. 159 and to the Critical Accounting Policies / Estimates section of this MD&A for additional information on the valuation methodology and critical assumptions considered in the valuations of the financial instruments measured at fair value under the provisions of SFAS No. 159.
RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. Refer to the Critical Accounting Policies / Estimates section of this MD&A for further details on the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 12 to these consolidated financial statements for the disclosures required for the quarter ended March 31, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.
SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115”
In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying amount and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Corporation adopted the provisions of SFAS No. 159 in January 2008 as previously described in the SFAS No. 159 Fair Value Option Election section in this MD&A and in Note 11 to the consolidated financial statements.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN No. 39-1 in January 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.

SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)”
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management will be evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented on the consolidated financial statements.
SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”
In March 2008, the FASB issued SFAS No. 161, an amendment of SFAS No. 133. The standard requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The standard will be effective for all of the Corporation’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Corporation accounts for these instruments. Management will be evaluating the enhanced disclosure requirements.

Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”
On November 5, 2007, the SEC issued SAB 109, which requires that the fair value of a written loan commitment that is marked to market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets).
SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked to market as derivatives under FAS 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under Statement 159’s fair-value election.
SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 during the first quarter of 2008 did not have a material impact to the Corporation’s consolidated financial statements, including disclosures.
Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”)
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The objective of this FSP is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.
Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.
The FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Corporation’s Audit Committee. The Corporation has identified as critical accounting policies those related to securities’ classification and related values, loans and allowance for loan losses, retained interests on transfers of financial assets (valuations of residual interests and mortgage servicing rights), income taxes, goodwill and other intangible assets, and pension and postretirement benefit obligations. For a summary of the Corporation’s previously identified critical accounting policies and estimates, refer to that particular section in the MD&A included in

Popular, Inc.’s 2007 Financial Review and Supplementary Information to Stockholders, incorporated by reference in Popular, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). Also, refer to Note 1 to the consolidated financial statements included in the 2007 Annual Report for a summary of the Corporation’s significant accounting policies.
Furthermore, commencing in the first quarter of 2008, management identified as critical accounting policies and estimates “Fair Value Measurement of Financial Instruments” as a result of the adoption of SFAS No. 157 and SFAS No. 159.
Fair Value Measurement of Financial Instruments
Effective January 1, 2008, the Corporation is required to determine the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Corporation currently measures at fair value its trading assets, available-for-sale securities, mortgage servicing rights and residual interests on a recurring basis. From time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Also, the Corporation carries certain loans and borrowings at fair value in accordance with SFAS No. 159 as previously described in this MD&A.
The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy as required by SFAS No. 157. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3- Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. The fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.
Refer to Note 12 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by SFAS No. 157, including assets and liabilities categorized by the three levels of the hierarchy. As of March 31, 2008, approximately $8.0 billion or 85% out of the $9.4 billion of financial assets measured at fair value on a recurrent basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. Approximately 15% of the financial assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The bond certificates measured at fair value were classified as Level 3 in the hierarchy. Additionally, the Corporation reported $51 million of financial assets as of March 31, 2008 that were measured at fair value on a non-recurring basis, and were all classified as Level 3 in the hierarchy.
The estimate of fair value reflects the Corporation’s judgment regarding appropriate valuation methods and assumptions. The amount of judgment involved in estimating the fair value of a financial instrument is affected by a number of factors, such as type of instrument, the liquidity of the market for the instrument, and the contractual characteristics of the instrument.
In determining fair value, the Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. The Corporation, in the most part, relies on third-party valuation services to assist in valuing certain financial instruments, or has established valuation review procedures in which certain of the most critical and subjective valuations categorized as Level 3 are approved internally by a committee or are benchmarked against third-party opinions of value.
If listed prices or quotes are not available, the Corporation employs internally-developed models or external proprietary models that primarily use market based inputs including yield curves, interest rates, volatilities, and credit curves, among other considerations. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. When fair values are estimated based on modeling techniques, such as discounted cash flow models, the Corporation considers assumptions such as interest rates, prepayment speeds, default rates, loss severity rates and discount rates. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the market place. These adjustments include, for example, amounts that reflect counterparty credit quality, the Corporation’s creditworthiness, and constraints on liquidity.
As of March 31, 2008, the Corporation’s portfolio of trading and investment securities-available for sale amounted to $8.2 billion, and represented 87% of the Corporation’s financial assets measured at fair value on a recurring basis. As of March 31, 2008, net unrealized gains on the trading portfolio approximated $17 million, while for securities available-for-sale the unrealized net gains approximated $156 million. Fair values for most of the Corporation’s trading and investment securities are classified under the Level 2 category. Refer to Note 12 to the consolidated financial statements for more detailed information on the significant security types, hierarchy levels and general description of the particular valuation methodologies for trading and investment securities. Also, Note 5 provides a detail of the Corporation’s investment securities available-for-sale, which represent a significant share of the financial assets measured at fair value as of March 31, 2008.
Residual interests from securitizations (included in trading and investment securities available-for-sale), which approximated $37 million as of March 31, 2008, are valued using a discounted cash flow model that considers the underlying structure of the securitization and net estimated credit exposure, prepayment assumptions, discount rate and expected life. Third-party valuations of the fair value of residual interests, in which all economic assumptions are determined by the third-party, are obtained on a quarterly basis, and are used by management only as a benchmark to evaluate the reasonableness of the fair value estimates made internally. Refer to the Critical Accounting Policies / Estimates section of the 2007 Annual Report for information on the valuation methodology followed by the Corporation with respect to the residual interests, which are categorized as Level 3. Disclosure of the key economic assumptions used to measure the residual interests and a sensitivity analysis to adverse changes to these assumptions is included in Note 8 to the consolidated financial statements.
The fair value of a loan is impacted by the nature of the asset and the market liquidity and activity. When available, the Corporation uses observable market data, including recent closed market transactions, to value loans. When this data is unobservable, the Corporation uses valuation methodologies using current market interest rate data adjusted for factors such as credit risk. When appropriate, loans are valued using collateral values as a practical expedient. As previously indicated, the Corporation measured at fair value $927 million in loans as of March 31, 2008 pursuant to the SFAS No. 159 election. These loans represented 10% of the Corporation’s financial assets measured at fair value as of such date. The fair values of loans held-for-investment measured at fair value pursuant to SFAS No. 159 were provided by an external source and the assumptions were validated internally by management with market data and pricing indicators obtained from other sources. Even when third-party pricing has been available, the current illiquidity in the market for certain loan products resulting from current distressed market conditions in the subprime sector poses a challenge in the observability of the price quotations. When estimating fair value, assumptions considered include prepayment speeds, default rates, loss severity rates, interest rate risk and liquidity discounts. Most of the loan portfolio measured pursuant to the fair value option consisted of first and second lien mortgage loans and was valued using and external proprietary liquidation model, and as such, to assess the equity of the property, the model considered the evaluation of the cost structure (fixed and variable) embedded in a loan liquidation versus the recalculated appraisal value adjusted by factors such as state and redemption period.
Mortgage servicing rights (“MSRs”), which amounted to $184 million as of March 31, 2008 do not trade in an active market with readily observable prices. MSRs are priced internally using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayments assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Third-party valuations of the fair value of MSRs, in which all economic assumptions are determined by the third-party, are obtained on a quarterly basis, and are used by management only as a benchmark to evaluate the reasonableness of the fair value estimates made internally. Refer to the Critical Accounting Policies / Estimates section of the 2007 Annual Report for information on the valuation methodologies followed by the Corporation with respect to MSRs. Disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions is included in Note 8 to the consolidated financial statements.
The estimate of fair value of the bond certificates (derived from PFH securitizations) measured pursuant to the fair value option of SFAS No. 159 was provided by an external pricing service utilizing a discounted cash flow model. The bond certificates had a fair value of $186 million as of March 31, 2008. In determining the fair value, the historical performance of the bond certificates, as well as market historical performance measures, were taken into consideration. This past information layered with general macro economic and housing market expectations led to a projected forward performance for each securitization. Structural cash flows were generated through Intex based on the established performance assumptions and forward libor curves. A final valuation price was based on the Corporation’s chosen pricing scenario and the market dictated current rate of return.
NET INTEREST INCOME
Table B presents the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter ended March 31, 2008, as compared with the same period in 2007, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico (“P.R.”). The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter end. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarter ended March 31,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2008	2007	Variance	2008	2007	Variance		2008	2007	Variance	Rate	Volume
	($ in millions)								(In thousands)
$779	$376	$403	3.89%	5.33%	(1.44%)	Money market investments	$7,528	$4,932	$2,596	($1,604)	$4,200
8,619	10,352	(1,733)	5.17	5.08	0.09	Investment securities	111,427	131,532	(20,105)	2,532	(22,637)
836	592	244	9.52	6.70	2.82	Trading securities	19,787	9,775	10,012	5,122	4,890

10,234	11,320	(1,086)	5.43	5.18	0.25		138,742	146,239	(7,497)	6,050	(13,547)

						Loans:
15,620	14,654	966	6.85	7.80	(0.95)	Commercial *	265,883	281,670	(15,787)	(33,355)	17,568
1,121	1,205	(84)	8.03	7.89	0.14	Leasing	22,521	23,771	(1,250)	429	(1,679)
6,511	11,511	(5,000)	8.00	7.05	0.95	Mortgage	130,299	202,964	(72,665)	24,570	(97,235)
5,582	5,288	294	10.64	10.78	(0.14)	Consumer	147,875	141,113	6,762	(5,368)	12,130

28,834	32,658	(3,824)	7.89	8.02	(0.13)		566,578	649,518	(82,940)	(13,724)	(69,216)

$39,068	$43,978	($4,910)	7.24%	7.29%	(0.05%)	Total earning assets	$705,320	$795,757	($90,437)	($7,674)	($82,763)

						Interest bearing deposits:
$4,773	$4,144	$629	2.19%	2.50%	(0.31%)	NOW and money market**	$26,022	$25,548	$474	($3,566)	$4,040
5,641	5,798	(157)	1.72	1.95	(0.23)	Savings	24,171	27,919	(3,748)	(1,949)	(1,799)
12,967	10,400	2,567	4.49	4.67	(0.18)	Time deposits	144,747	119,635	25,112	(6,999)	32,111

23,381	20,342	3,039	3.35	3.45	(0.10)		194,940	173,102	21,838	(12,514)	34,352

6,438	9,733	(3,295)	4.07	5.20	(1.13)	Short-term borrowings	65,145	124,809	(59,664)	(22,600)	(37,064)
4,510	8,588	(4,078)	5.67	5.69	(0.02)	Medium and long-term debt	63,669	120,702	(57,033)	(3,110)	(53,923)

34,329	38,663	(4,334)	3.79	4.39	(0.60)	Total interest bearing liabilities	323,754	418,613	(94,859)	(38,224)	(56,635)
4,176	3,991	185				Non-interest bearing demand deposits
563	1,324	(761)				Other sources of funds

$39,068	$43,978	($4,910)	3.33%	3.86%	(0.53%)

			3.91%	3.43%	0.48%	Net interest margin

						Net interest income on a taxable equivalent basis	381,566	377,144	4,422	$30,550	($26,128)

			3.45%	2.90%	0.55%	Net interest spread

						Taxable equivalent adjustment	24,377	22,162	2,215

						Net interest income	$357,189	$354,982	$2,207

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Average loan balances include the impact of the valuation adjustments on the loans and bonds as part of the adoption of SFAS No. 159. Refer to the SFAS No. 159 Fair Value Option Election of this MD&A for further details. Non-accrual loans have been included in the respective average loan categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter ended March 31, 2008 included a favorable impact of $6.9 million, compared to an unfavorable impact for the quarter ended March 31, 2007 of $2.9 million. These balances consist principally of amortization of net loan origination costs (net of origination fees), and the amortization of net premiums on loans purchased partially offset by prepayment penalties and late payment charges. The positive variance in this category was influenced by the fact that in 2008 the Corporation amortized less loan premiums since a substantial portion of the loan portfolio that was acquired at a premium in earlier years was part of the loan recharacterization completed in December 2007 in which the Corporation achieved sale accounting and was able to remove the loans from its accounting books.
As shown in Table B, net interest income on a taxable equivalent basis for the first quarter of 2008 presents a modest increase when compared to the same quarter of last year driven mainly by a lower cost of funds. The decrease in the average balance of earning assets resulted in part from the following:
•	The recharacterization of approximately $3.2 billion in subprime mortgage loans from PFH during December 2007. This transaction allowed the Corporation to remove these loans from its financial statements.

•	The Corporation’s strategy of not reinvesting maturities of low yielding investments during 2007.

•	The sale of approximately $1.4 billion in mortgage and consumer loans from the PFH Branch Network during the first quarter of 2008.

•	The sale of approximately $270.6 million in auto loans from PFH during the fourth quarter of 2007.

•	Lower origination activity in E-LOAN as a result of the restructuring plan, and the runoff of operations at PFH.
The increase in the net interest margin, on a taxable equivalent basis, was mainly the result of the following factors:
•	The Federal Reserve (“FED”) lowered the federal funds target rate by 300 basis points from March 31, 2007 to March 31, 2008. The decrease in market rates translated into a reduction in the cost of short-term borrowings and interest bearing deposits, including deposits gathered through the internet by the E-LOAN platform.

•	In addition to the reduction of the cost of funds, the net interest margin was also favorably impacted by the PFH loan recharacterization transaction. The mortgage loans that were subject to this treatment carried a lower rate, in part as a result of the premium paid for the loans originated through PFH’s exited asset acquisition business.

•	As part of the PFH loan recharacterization transaction that occurred during the 4th quarter of 2007, the Corporation recognized approximately $38 million in residual interests at that time. These instruments were recorded as part of the trading portfolio and account for the majority of the increase in yield for the trading securities category.

•	The unfavorable valuation from the adoption of SFAS No. 159 resulted in a reduction of the average loan balance. As a result, the average yields for these loan portfolios, mainly mortgage and consumer, were favorably impacted due to the implementation of this accounting pronouncement.
Unfavorable items impacting net interest margin are detailed as follows:
•	Lower yields in commercial and construction loans, mainly in the floating rate portfolios which were negatively impacted by the decrease in market rates. As of March 31, 2008, approximately 63% of the commercial and construction loan portfolio had floating or adjustable interest rates.

•	Lower yields in the consumer loans. The decrease in yield for this particular category can be divided between the floating rate portfolios, such as credit cards and home equity lines of credits, which were negatively impacted as a result of the decreases in market rates, and the origination of closed end second mortgages in the U.S. mainland, which carry a lower rate than consumer loans originated in the Puerto Rico market.
Even though the margin shows improvement, the Corporation continues to address certain challenges arising from the liquidity crisis that took place during the second half of 2007. At that time, the Corporation entered into certain financing agreements to increase liquidity which will delay the expected benefits of reduced market rates while competitive pressures continue to impact the cost of interest bearing deposits, and the reduction in market rates will continue to exert downward pressure in the yield of the loan portfolio.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $168.2 million or 172% of net charge-offs for the quarter ended March 31, 2008, compared with $96.3 million or 125%, respectively, for the same quarter in 2007, and $203.0 million or 143%, respectively, for the quarter ended December 31, 2007. The provision for loan losses for the quarter ended March 31, 2008, when compared with the same quarter in 2007, reflects higher net charge-offs by $21.0 million. Also, the higher level of provision for the quarter ended March 31, 2008 reflects potential losses inherent in the loan portfolio as a result of current economic conditions and deteriorating credit quality trends, primarily in the commercial and construction loan portfolio and in the U.S. mainland consumer loan portfolio. Further information on net charge-offs and non-performing assets is provided in the Credit Risk Management and Loan Quality section of this MD&A.
NON-INTEREST INCOME
Refer to Table C for a breakdown of non-interest income by major categories for the quarters ended March 31, 2008 and 2007.
TABLE C
Non-Interest Income

	Quarter ended March 31,
(In thousands)	2008	2007	$ Variance

Service charges on deposit accounts	$51,087	$48,471	$2,616

Other service fees:
Credit card fees and discounts	27,244	23,524	3,720
Debit card fees	25,370	16,101	9,269
Insurance fees	12,695	12,949	(254)
Processing fees	12,385	12,112	273
Sale and administration of investment products	10,997	7,260	3,737
Mortgage servicing fees, net of amortization and fair value adjustments	6,949	6,228	721
Trust fees	3,080	2,396	684
Other fees	6,747	7,279	(532)

Total other service fees	105,467	87,849	17,618

Net gain on sale and valuation adjustments of investment securities	47,940	81,771	(33,831)
Trading account profit (loss)	4,464	(14,164)	18,628
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(3,020)	—	(3,020)
Gain on sale of loans and valuation adjustments on loans held-for-sale	68,745	3,434	65,311
Other operating income	33,292	44,815	(11,523)

Total non-interest income	$307,975	$252,176	$55,799

The increase in non-interest income for the quarter ended March 31, 2008, compared with the same quarter in the previous year, was mostly impacted by:
•	Higher gains on sales of loans and lower unfavorable valuation adjustments of loans held-for-sale as follows:

	Quarter ended
(In thousands)	March 31, 2008	March 31, 2007	$ Variance

Gain on sales of loans	$68,745	$20,356	$48,389
Lower of cost or market valuation adjustment on loans held-for-sale	—	(16,922)	16,922

Total	$68,745	$3,434	$65,311

The increase in gains on the sale of loans was primarily related to the sale of loans by PFH to American General as described previously, which contributed with a gain of approximately $54.5 million. Also, there were higher gains by $6.8 million resulting from the sale of lease financing and SBA loans by the Corporation’s U.S. banking subsidiary. This was partially offset by lower gains on the sale of loans by E-LOAN due to the weakness in the U.S. mainland mortgage and housing market, as well as the downsizing of the E-LOAN’s operations commencing in the fourth quarter of 2007 as described in the Restructuring Plans section of this MD&A.

The unfavorable valuation adjustment of mortgage loans held-for-sale during the quarter ended March 31, 2007 resulted principally from deterioration in the U.S. subprime market.
•	Trading account profits in the first quarter of 2008 compared with trading account losses in the same quarter in the previous year. This category is broken down as follows:

	Quarter ended
(In thousands)	March 31, 2008	March 31, 2007	$ Variance

Mark-to-market of PFH’s residual interests	($8,873)	($23,477)	$14,604
Other trading account profit	13,337	9,313	4,024

Total	$4,464	($14,164)	$18,628

The variance in the write-downs of PFH’s residual interests classified as trading securities was due in part to the magnitude of the changes in the assumptions used to determine their fair value, which were more dramatic in the first quarter of 2007 when conditions in the subprime market were deteriorating considerably. Also, a substantial amount of PFH’s residual interests were written-down during the year 2007 and, therefore, there was a lower balance of residual interests during the first quarter of 2008. Refer to Note 8 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the residual interests as of March 31, 2008 and 2007. Also, Note 8 contains a sensitivity analysis based on immediate changes to the most critical assumptions used in the valuations as of March 31, 2008. As of March 31, 2008, there were $35 million in residual interests held by PFH that were classified as trading securities.

During the first quarter of 2008, the Corporation experienced higher realized gains on mortgage-backed securities included in the trading portfolio mainly due to higher volume sold.
•	Higher other service fees which are detailed by category in Table C. The main increases were in debit card fees, principally due to higher revenues from merchants as a result of a change in the pricing structure for transactions processed from a fixed per transaction charge to a variable rate based on the amount of the transaction, as well as higher surcharging income for use of Popular’s automated teller machine network. Also, there were increased credit card fees mostly due to higher late payment fees from a greater volume of accounts billed for the charge, merchant income due to volume and interchange income. In addition, there were higher fees from the sale and administration of investment products by the Corporation’s broker-dealer subsidiary mostly related to higher commissions in certain bond issues sold by the retail division.
These favorable variances were partially offset by the following items:
•	Lower net gain on sale and valuation adjustments of investment securities, which is broken down as follows:

	Quarter ended
(In thousands)	March 31, 2008	March 31, 2007	$ Variance

Net gain on sale of investment securities	$50,229	$118,725	($68,496)
Valuation adjustments of investment securities	(2,289)	(36,954)	34,665

Total	$47,940	$81,771	($33,831)

As indicated in the Overview section of this MD&A, during the quarter ended March 31, 2008, the Corporation realized approximately $49.3 million in gains due to the redemption by Visa of shares of common stock held by the Corporation. During the quarter ended March 31, 2007, the Corporation realized $118.7 million in gains on the sale of the Corporation’s interest in TELPRI.

During the first quarter of 2008, the Corporation also recorded other-than-temporary impairments in the value of

PFH’s residual interests classified as available-for-sale as indicated in the table above. From December 31, 2007 to March 31, 2008, the balance in the residual interests classified as available-for-sale decreased from $4.8 million to $2.8 million, while from March 31, 2007 to March 31, 2008, the balance in the residual interests classified as available-for-sale decreased from $19.2 million to $2.8 million, the Corporation having written down their value for the most part in 2007.
•	Lower other operating income in the first quarter of 2008, compared with the same quarter in 2007, resulted mainly from lower revenues derived from investments accounted under the equity method and lower gains on the sale of certain real estate properties. These unfavorable variances were partially offset by the gain of $12.8 million recorded in the first quarter of 2008 related to the sale of BPNA’s retail bank branches described previously.
OPERATING EXPENSES
Refer to Table D for a breakdown of operating expenses by major categories. This table also identifies the categories of the statement of operations impacted by the restructuring costs related to PFH and E-LOAN, which were described in the Restructuring Plans section of this MD&A. These costs are segregated to ease in the financial comparison analysis.
TABLE D
Operating Expenses

			1st QTR			1st QTR
		Restructuring	2008		Restructuring	2007	$ Variance
	1st QTR	Costs (“RC”)	excluding	1st QTR	Costs (“RC”)	excluding	excluding
	2008	1st QTR 2008	RC	2007	1st QTR 2007	RC	RC
(In thousands)

Personnel costs	$175,179	$7,692	$167,487	$178,375	$8,158	$170,217	($2,730)
Net occupancy expenses	34,992	6,750	28,242	32,014	4,413	27,601	641
Equipment expenses	31,998	675	31,323	32,396	281	32,115	(792)
Other taxes	13,143	—	13,143	11,847	—	11,847	1,296
Professional fees	36,625	—	36,625	35,987	1,947	34,040	2,585
Communications	15,303	590	14,713	17,062	67	16,995	(2,282)
Business promotion	17,216	—	17,216	28,372	—	28,372	(11,156)
Printing and supplies	4,275	—	4,275	4,276	—	4,276	(1)
Other operating expenses	41,292	1,021	40,271	32,016	269	31,747	8,524
Amortization of intangibles	2,492	—	2,492	2,983	—	2,983	(491)

Total	$372,515	$16,728	$355,787	$375,328	$15,135	$360,193	($4,406)

Isolating the severance costs associated with the restructuring plans of PFH and E-LOAN, personnel costs for the first quarter of 2008 decreased 2%, compared with the same quarter in 2007. Full-time equivalent employees (“FTEs”) were 11,325 as of March 31, 2008, a decrease of 670 from the same date in 2007. PFH and E-LOAN contributed with lower FTEs by 1,025 on a combined basis. The reduction in FTEs was offset by new hires in other of the Corporation’s subsidiaries as well as the workforce that joined the Corporation from the acquisition of the Citibank retail branches in Puerto Rico.
The reduction in business promotion resulted principally from the downsizing of E-LOAN’s operations and from cost control measures on marketing expenditures in general. Professional fees increased as a result of higher credit collection and programming services, among others. Other taxes increased primarily as a result of higher municipal license taxes. Other operating expenses increased as a result of higher sundry losses, FDIC insurance assessments, traveling expenses and credit card interchange expenses.
As presented in Table A, the Corporation’s efficiency ratio decreased from 71.84% for the quarter ended March 31, 2007 to 61.65% in the same quarter in 2008. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. As stated in the Glossary of Selected Financial Terms included in the 2007 Annual Report, in determining the efficiency ratio the Corporation includes recurring non-interest income items, thus isolating income items that may be considered volatile in nature. Management believes that the exclusion of those items would permit greater comparability for analytical purposes. Amounts within non-interest income not considered recurring in nature by the Corporation amounted to $60.9 million in the quarter ended March 31, 2008, compared with $84.7 million in the same quarter of the previous year. These amounts corresponded principally to net gains on sale and valuation adjustments of investment securities available-for-sale, gains on the sale of real estate property and the gain on the sale of the Texas BPNA branches. The efficiency ratio for the first quarter of 2008 was favorably impacted by the $54.5 million gain related to the sale of PFH’s loans to American General.
INCOME TAXES
Income tax expense amounted to $21.1 million for the quarter ended March 31, 2008, compared with $16.8 million in the same quarter of 2007. The increase was primarily due to lower income subject to a preferential tax rate on capital gains as compared to the same quarter of 2007, partially offset by the impact of lower income before tax and by higher exempt interest income net of the disallowance of expenses attributed to such exempt income. The effective tax rate for the first quarter of 2008 was 17.0%, compared with 12.4% in the same quarter of 2007.
The net deferred tax asset as of March 31, 2008, amounted to $694 million, compared with $525 million as of December 31, 2007. The net deferred tax asset as of March 31, 2008 consisted principally of $242 million related to timing differences in the recognition of the provision for loan losses under GAAP and actual net charge offs under the tax code, $179 million related to net operating losses carryforward in the U.S. operations and $146 million related to the measurement of certain loans and bonds certificates of PFH at fair value (SFAS No. 159). The realization of the deferred tax asset is dependent upon the existence of, or generation of, sufficient taxable income to utilize the deferred tax asset. The only portion of the deferred tax asset that has a limited life is the portion related to the net operating loss carryforward of the Corporation’s U.S. operations. Since its expiration term is of 20 years, the Corporation expects to generate enough taxable income prior to such expiration term to fully realize it. Based on the information available as of March 31, 2008, the Corporation expects to fully realize the net deferred tax asset.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, EVERTEC, Banco Popular North America and PFH. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by this latter group are not allocated to the four reportable segments. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 24 to the consolidated financial statements. Financial information for periods prior to 2008 was restated to conform to the 2008 presentation.
The Corporate group had a net loss of $9.8 million in the first quarter of 2008, compared with a net income of $88.6 million in the same quarter of 2007. During the quarter ended March 31, 2007, the Corporate group realized net gains on the sale and valuation adjustment of investment securities approximating $111.1 million, mainly due to a gain on the sale of the TELPRI shares during that first quarter of 2007, representing the principal contributor to the variance in the financial results between 2007 and 2008 comparable quarterly periods. This unfavorable variance on the first quarter results of the Corporate group was offset in part by an income tax benefit of $8.3 million in the first quarter of 2008 due to net loss, compared to an income tax expense of $17.1 million in the first quarter of 2007.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $98.8 million for the quarter ended March 31, 2008, an increase of $12.6 million, or 15%, when compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended March 31, 2008, when compared to the first quarter of 2007, included:
•	higher net interest income by $12.4 million, or 5%, primarily due to lower cost of funds in short-term debt due to a lower rate environment in the latter part of 2007 and beginning of 2008, offset in part by lower interest income derived from investment securities due to lower average volume outstanding and to higher interest expense due to greater volume of deposits, including brokered certificates of deposit;

•	higher provision for loan losses by $55.5 million, or 118%, primarily due to a a particular construction loan relationship of $51 million that was considered impaired during the first quarter of 2008. A specific reserve of $32 million was established for this specific loan as of March 31, 2008, which considered a third-party appraisal of the related collateral. Refer to the Non-Performing Asset section of the MD&A for further information on this particular loan. Also, the increase in the provision for loan losses was associated with higher net charge-offs in the commercial and consumer loan portfolios influenced in part by the economic recession in Puerto Rico. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.57% as of March 31, 2008, compared with 2.10% as of March 31, 2007. The provision for loan losses represented 172% of net charge-offs for the first quarter of 2008, compared with 116% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Banco Popular de Puerto Rico operations was 0.37% for the quarter ended March 31, 2008, compared with 0.27% in the same quarter of the previous year;

•	higher non-interest income by $60.9 million, or 52%, mainly due to a favorable variance in the caption of gain on sales of securities as a result of the gain on redemption of Visa stock amounting to approximately $40.9 million. Also, there were higher other service fees in the first quarter of 2008, principally related to increase fee income from debit cards, credit cards and to fees on the sale and administration of investment products;

•	higher operating expenses by $13.3 million, or 7%, primarily associated with higher personnel costs, including the impact of higher headcount resulting from the acquisition of the Citibank, N.A. retail branches and the Smith-Barney operations in Puerto Rico in December 2007. Also, there were higher professional fees, net occupancy and other operating expenses; and

•	lower income taxes by $8.0 million, or 26%, primarily due to higher exempt interest income net of disallowance of expenses attributed to such exempt income and higher income subject to a capital tax preferential rate.
EVERTEC
EVERTEC’s net income for the quarter ended March 31, 2008 totaled $11.8 million, an increase of $4.5 million, or 62%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended March 31, 2008, when compared with the first quarter of 2007, included:
•	higher non-interest income by $10.1 million, or 17%, primarily due to higher gain on sale of securities by $7.6 million as a result of the gain on the redemption of Visa stock held by ATH Costa Rica during the first quarter of 2008. Also, there were higher other service fees as a result of higher electronic transactions processing fees mainly related to the automated teller machine network and point-of-sale terminals, higher application processing fees due to greater volume of accounts, and information technology consulting fees;

•	higher operating expenses by $4.0 million, or 8%, primarily due to higher professional fees, including programming costs, personnel expenses and other operating expenses, such as sundry losses related to ATH processing claims and the credit card processing business; and

•	higher income tax expense by $1.6 million primarily due to higher taxable income.
Banco Popular North America
Banco Popular North America reported a net loss of $2.0 million for the quarter ended March 31, 2008, compared to net income of $15.5 million for the first quarter of 2007. The main factors that contributed to the quarterly variance in this reportable segment included:
•	higher net interest income by $5.7 million, or 6%;

•	higher provision for loan losses by $48.3 million, primarily due to higher net charge-offs in the consumer, mortgage and commercial loan portfolios. The consumer loan portfolio has been impacted by higher losses in home equity lines of credit and second liens, which similar to first lien mortgage loans, have been unfavorably impacted by the deterioration in the U.S. residential housing market. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-

performing loans in this reportable segment by $148 million when compared to March 31, 2007. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular North America reportable segment was 1.51% as of March 31, 2008, compared with 1.00% as of March 31, 2007. The provision for loan losses represented 178% of net charge-offs for the first quarter of 2008, compared with 103% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 0.33% for the quarter ended March 31, 2008, compared with 0.06% in the same quarter of the previous year.

•	lower non-interest income by $3.1 million, or 5%, mainly due to lower gain on sale of loans by $13.9 million, primarily by $21.6 million at E-LOAN as a result of lower originations and sales due to the discontinuance of certain lines of business as a result of the E-LOAN Restructuring Plan, partially offset by higher gains on loans sold at other BPNA subsidiaries, including SBA loans and lease financings. The unfavorable variance in gain on sale of loans was partially offset by the $12.8 million gain on the sale of the Texas branches;

•	lower operating expenses by $16.0 million, or 14%, mainly due to lower business promotion, personnel costs, professional fees, amortization of intangibles, equipment and communication expenses, partially offset by higher other operating expenses and higher net occupancy expenses. Of the total reduction in operating expenses at BPNA’s reportable segment, approximately $19.0 million corresponded to E-LOAN; and

•	income tax benefit of $3.3 million in the first quarter of 2008 due to taxable losses, compared with income tax expense of $9.0 million in the first quarter of 2007.
Popular Financial Holdings
For the quarter ended March 31, 2008, net income for the reportable segment of Popular Financial Holdings totaled $4.0 million, compared to a net loss of $72.4 million for the first quarter of 2007. Refer to the Restructuring Plans section of this MD&A for information of the PFH Branch Network Restructuring plan and comparative results for the quarters ended March 31, 2008 and 2007. The main factors that contributed to this quarterly variance included:
•	lower net interest income by $20.3 million, or 49%, primarily due to the reduction in loan levels due to the sale of the loan portfolio to American General, the recharacterization transaction in December 2007 which resulted in the removal of loans from the statement of condition, and the discontinuance of loan origination activities in its principal loan origination channels, including the closure of the branch network in the first quarter of 2008;

•	lower provision for loan losses by $31.9 million, or 82%, primarily due to lower loan portfolio levels and to the fact that there is no need to establish loan reserves for loans measured at fair value since any credit deterioration on those loans become part of the fair value measurement. The ratio of allowance for loan losses to loans held-in-portfolio for the Popular Financial Holdings reportable segment was 2.84% as of March 31, 2008, compared with 1.69% as of March 31, 2007. The provision for loan losses represented 135% of net charge-offs for the first quarter of 2008, compared with 149% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Popular Financial Holdings reportable segment was 1.35% for the quarter ended March 31, 2008, compared with 0.33% in the same quarter of the previous year.

•	higher non-interest income by $105.6 million, principally due to higher gain on sale of loans by $67.3 million mainly due to the gain of $54.5 million in the sale of loans to American General. Also, the increase in non-interest income was due to lower unfavorable valuation adjustments of PFH’s residual interests. These unfavorable valuation adjustments approximated $11.2 million in the first quarter of 2008, compared to $52.8 million in the same quarter of 2007. These positive variances were offset in part by the recognition during the first quarter of 2008 of $3 million in unfavorable valuation adjustments on the financial instruments measured at fair value;

•	lower operating expenses by $2.7 million, or 5%, mainly due to lower personnel costs, professional fees, and business promotion, partially offset by higher operating expenses. Operating expenses included charges associated to the PFH Network Restructuring Plan of $17.0 million for the first quarter of 2008 and $15.1 million for the first quarter of 2007; and

•	income tax expense of $4.4 million in the first quarter of 2008 due to taxable income, compared with income tax benefit of $39.2 million in the first quarter of 2007 due to taxable losses.

FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statements of condition. As of March 31, 2008, total assets were $41.8 billion, compared to $44.4 billion as of December 31, 2007 and $47.2 billion as of March 31, 2007.
Investment securities
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity is provided in Table E. Notes 5 and 6 to the consolidated financial statements provide additional information by contractual maturity categories and unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio. The Corporation holds investment securities primarily for liquidity, yield enhancement and interest rate risk management. The portfolio primarily includes very liquid, high quality debt securities.
TABLE E
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	March 31,	December 31,		March 31,
(In millions)	2008	2007	Variance	2007	Variance

U.S Treasury securities	$482.0	$471.1	$10.9	$475.3	$6.7
Obligations of U.S. government sponsored entities	5,025.9	5,893.1	(867.2)	6,207.2	(1,181.3)
Obligations of Puerto Rico, States and political subdivisions	176.1	178.0	(1.9)	185.9	(9.8)
Collateralized mortgage obligations	1,349.2	1,396.8	(47.6)	1,590.4	(241.2)
Mortgage-backed securities	958.6	1,010.1	(51.5)	1,000.6	(42.0)
Equity securities	28.7	34.0	(5.3)	70.9	(42.2)
Other	13.9	16.5	(2.6)	35.5	(21.6)

Total	$8,034.4	$8,999.6	($965.2)	$9,565.8	($1,531.4)

The vast majority of these investment securities, or approximately 99%, are rated the equivalent of AAA by the major rating agencies. The mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are investment grade securities, all of which are rated AAA by at least one of the three major rating agencies as of March 31, 2008. All MBS held by the Corporation and approximately 84% of the CMOs held as of March 31, 2008 are guaranteed by government sponsored entities.
The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios was mainly associated with the maturities of securities, which were not replaced as they matured, in part because of the Corporation’s strategy to deleverage the balance sheet and reduce lower yielding assets.

Loan portfolio
Total loans, net of unearned, amounted to $27.9 billion as of March 31, 2008, compared with $29.9 billion as of December 31, 2007 and $32.9 billion as of March 31, 2007. A breakdown of the Corporation’s loan portfolio, the principal category of earning assets is presented in Table F.
TABLE F
Loans Ending Balances

			Variance		Variance
			March 31, 2008		March 31, 2008
	March 31,	December 31,	Vs.	March 31,	Vs.
(In thousands)	2008	2007	December 31, 2007	2007	March 31, 2007

Loans held-in-portfolio, net of unearned:
Commercial	$13,563,038	$13,661,643	($98,605)	$13,250,058	$312,980
Construction	1,995,416	1,941,372	54,044	1,517,562	477,854
Lease financing	1,100,052	1,097,803	2,249	1,200,205	(100,153)
Mortgage *	4,943,267	6,071,374	(1,128,107)	10,669,869	(5,726,602)
Consumer	4,955,536	5,249,264	(293,728)	5,193,693	(238,157)

Total loans held-in-portfolio	$26,557,309	$28,021,456	($1,464,147)	$31,831,387	($5,274,078)

Loans measured at fair value (SFAS No. 159):
Commercial	$126,765	—	$126,765	—	$126,765
Mortgage	713,899	—	713,899	—	713,899
Consumer	86,156	—	86,156	—	86,156

Total loans measured at fair value	$926,820	—	$926,820	—	$926,820

Loans held-for-sale measured at lower of cost or market:
Commercial	$24,149	$24,148	$1	$19,575	$4,574
Lease financing	3,366	66,636	(63,270)	—	3,366
Mortgage	302,733	1,363,426	(1,060,693)	945,162	(642,429)
Consumer	116,849	435,336	(318,487)	84,493	32,356

Total loans held-for-sale measured at lower of cost or market	$447,097	$1,889,546	($1,442,449)	$1,049,230	($602,133)

*	Includes residential construction

The decrease in mortgage, consumer and commercial loans held-in-portfolio from December 31, 2007 to March 31, 2008 was mainly due to the reclassification of certain loans to the category of loans measured at fair value pursuant to the SFAS No. 159 election described in the SFAS No. 159 Fair Value Option Election section of this MD&A. Table G provides information on the unpaid principal balance, unrealized gains (losses) and fair value of the loans measured at fair value as of March 31, 2008.

TABLE G
Loans measured at fair value

	As of March 31, 2008
	Aggregate unpaid	Unrealized
(In thousands)	principal balance	gains (losses)	Fair value

Commercial	$129,570	($2,805)	$126,765
Mortgage	1,007,013	(293,114)	713,899
Consumer	296,554	(210,398)	86,156

Total loans measured at fair value (SFAS No. 159)	$1,433,137	($506,317)	$926,820

The decrease in the lease financing portfolio held-for-sale from December 31, 2007 to March 31, 2008 was principally due to a particular sale of approximately $59 million by Popular Equipment Leasing, a subsidiary of BPNA, during January 2008. The reduction in mortgage and consumer loans held-for-sale from the end of 2007 to March 31, 2008 was mainly due to the sale of $1.4 billion of PFH’s loans to American General on March 1, 2008.
The decrease in mortgage loans held-in-portfolio from March 31, 2007 to March 31, 2008 was also influenced by the reclassification to loans measured at fair value described above, the decline in PFH’s loan mortgage loan portfolio due to the recharacterization transaction completed in December 31, 2007, which involved the removal of approximately $3.2 billion in loans from the statement of condition, and the sale of a significant portion of PFH’s loans originated through Equity One’s branch network, as previously described. The latter portfolio was reclassified to loans held-for-sale as of December 31, 2007. Additionally, the reduction is associated to the runoff of existing portfolios and to the downsizing of E-LOAN’s wholesale mortgage loans origination business as part of the restructuring plan at that subsidiary in the fourth quarter of 2007.
The reduction in consumer loans held-in-portfolio from March 31, 2007 to the same date in 2008 was also influenced by the reclassification to loans measured at fair value, the sale to American General and discontinuation of home equity lines of credit and auto loan originations at E-LOAN due to the restructuring plan. Table H provides a breakdown of the total consumer loan portfolio, including consumer loans measured at fair value.
TABLE H
Breakdown of Total Consumer Loans

			Variance		Variance
			March 31, 2008		March 31, 2008
	March 31,	December 31,	Vs.	March 31,	Vs.
(In thousands)	2008	2007	December 31, 2007	2007	March 31, 2007

Personal	$2,097,830	$2,525,458	($427,628)	$2,016,816	$81,014
Credit cards	1,129,808	1,128,137	1,671	1,028,593	101,215
Auto	1,010,352	1,040,661	(30,309)	1,547,989	(537,637)
Home equity lines of credit	674,743	751,299	(76,556)	473,527	201,216
Others	245,808	239,045	6,763	211,261	34,547

Total	$5,158,541	$5,684,600	($526,059)	$5,278,186	($119,645)

Finally, the growth in the commercial and construction loan portfolio from the end of the first quarter of 2007 to March 31, 2008 was attained at the BPPR and BPNA segments. The growth in the construction loan portfolio included loans to builders and developers of residential real estate and other commercial property.

Other assets
Table I provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE I
Breakdown of Other Assets

			Variance		Variance
			March 31, 2008		March 31, 2008
			Vs.		Vs.
	March 31,	December 31,	December 31,	March 31,	March 31,
(In thousands)	2008	2007	2007	2007	2007

Net deferred tax assets	$694,431	$525,369	$169,062	$357,877	$336,554
Securitization advances and related assets	229,994	168,599	61,395	103,843	126,151
Bank-owned life insurance program	217,589	215,171	2,418	207,906	9,683
Prepaid expenses	175,207	188,237	(13,030)	162,951	12,256
Investments under the equity method	103,418	89,870	13,548	103,103	315
Derivative assets	82,285	76,958	5,327	52,703	29,582
Others	607,751	192,790	414,961	160,667	447,084

Total	$2,110,675	$1,456,994	$653,681	$1,149,050	$961,625

Explanations for the principal variances from December 31, 2007 to March 31, 2008 were:
•	Increase in net deferred tax assets was primarily due to the deferred tax asset of $146 million recorded as of March 31, 2008 related specifically to the SFAS No. 159 fair value option.

•	The increase in servicing advance requirements was primarily as a result of slower prepayment rates and higher delinquency levels. The Corporation, acting as servicer in certain PFH securitization transactions, is required under certain servicing agreements to advance its own funds to meet contractual remittance requirements for investors, process foreclosures and pay property taxes and insurance premiums. Funds are also advanced to maintain and market real estate properties on behalf of investors. As the servicer, the Corporation is required to advance funds only to the extent that it believes the advances are recoverable. The advances have the highest standing in terms of repayment priority over payments made to bondholders of each securitization trust. The Corporation funds these advances from several internal and external funding sources.

•	Increase in the “others” caption was mainly due to higher securities trade receivables outstanding for mortgage-backed securities sold prior to quarter-end March 31, 2008, with a settlement date in April 2008.
Principal variances in other assets from March 31, 2007 to the same date in 2008 were mostly due to similar factors as described above. The increase in the net deferred asset was also associated with PFH due to certain events that occurred during 2007 which were disclosed in the 2007 Annual Report, such as the impact of the loss on the loan recharacterization transaction and on the valuation of PFH’s residual interests since these losses were recognized for tax purposes in a different period causing a timing difference. Also, the increase was due to the net operating loss carryforwards in certain tax jurisdictions and to the reversal of a deferred tax liability due to the impairment of E-LOAN’s trademark.

Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets as of March 31, 2008 and December 31, 2007 is included in Table J as follows:
TABLE J
Financing to Total Assets

			% increase (decrease) from	% of total assets
	March 31,	December 31,	December 31, 2007 to	March 31,	December 31,
(Dollars in millions)	2008	2007	March 31, 2008	2008	2007

Non-interest bearing deposits	$4,254	$4,511	(5.7%)	10.2%	10.2%
Interest-bearing core deposits	15,543	15,553	(0.1)	37.2	35.0
Other interest-bearing deposits	7,170	8,271	(13.3)	17.1	18.6
Federal funds and repurchase agreements	4,491	5,437	(17.4)	10.7	12.2
Other short-term borrowings	1,525	1,502	1.5	3.6	3.4
Notes payable	4,376	4,621	(5.3)	10.5	10.4
Others	991	934	6.1	2.4	2.1
Stockholders’ equity	3,472	3,582	(3.1)	8.3	8.1

A breakdown of the Corporation’s deposits at period-end is included in Table K.
TABLE K
Deposits Ending Balances

			Variance		Variance
	March 31,	December 31,	March 31, 2008 Vs.	March 31,	March 31, 2008 Vs.
(In thousands)	2008	2007	December 31, 2007	2007	March 31, 2007

Demand deposits *	$4,789,983	$5,115,875	($325,892)	$4,733,620	$56,363
Savings, NOW and money market deposits	10,019,208	9,804,605	214,603	9,384,121	635,087
Time deposits	12,157,523	13,413,998	(1,256,475)	10,620,312	1,537,211

Total	$26,966,714	$28,334,478	($1,367,764)	$24,738,053	$2,228,661

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit totaled $2.5 billion as of March 31, 2008, which represented 9% of its total deposits, compared to $3.1 billion or 11%, respectively, as of December 31, 2007. Brokered certificates of deposit amounted to $0.7 billion as of March 31, 2007, or 3% of total deposits. Brokered certificates of deposit, which are typically sold through an intermediary to small retail investors, provide access to longer-term funds that are available in the market area and provide the ability to raise additional funds without pressuring retail deposit pricing. One of the strategies followed by management in response to the unprecedented market disruptions during 2007 was the utilization of brokered certificates of deposit to replace uncommitted lines of credit.
The decline in time deposits from December 31, 2007 to March 31, 2008 included the reduction in brokered certificates of deposit of $0.6 billion. Also, the decline in time deposits was primarily due to market competition, both in Puerto Rico and the U.S. mainland, and to the sale of BPNA’s Texas branches in early 2008, which had approximately $125 million in deposits at the sale transaction date. The increase in deposits from March 31, 2007 to the same date in 2008 was influenced principally by measures taken in the fourth quarter of 2007 to raise brokered certificates of deposit in the U.S. national CD market, as well as the deposits gathered through the acquisition of the retail branches of Citibank in Puerto Rico, which contributed with approximately $1 billion in deposits at the date of the acquisition in December 2007, principally in time deposits and savings accounts.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. For purposes of defining core deposits, the Corporation excludes brokered certificates of deposits with denominations under $100,000. The Corporation’s core deposits totaled $19.8 billion, or 73% of total deposits, as of March 31, 2008, compared to $20.1 billion and 71% as of December 31, 2007. Core deposits financed 53% of the

Corporation’s earning assets as of March 31, 2008, compared to 49% as of December 31, 2007.
The distribution of certificates of deposit with denominations of $100 thousand and over as of March 31, 2008, including brokered certificates of deposit was as follows:

(In millions)

3 months or less	$2,566
3 to 6 months	850
6 to 12 months	596
Over 12 months	798

$4,810

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $114 million as of March 31, 2008, $144 million as of December 31, 2007 and $131 million as of March 31, 2007.
As of March 31, 2008, borrowed funds totaled $10.4 billion, compared with $11.6 billion as of December 31, 2007 and $17.8 billion as of March 31, 2007. Refer to Note 13 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates. The decline in borrowings from December 31, 2007 to March 31, 2008 was principally impacted by the repayment of borrowings following the sale of the PFH loan portfolio to American General, primarily short-term debt.
The decrease in borrowings from March 31, 2007 to the same date in 2008 was also influenced by the PFH recharacterization transaction effected in December 31, 2007, which reduced securitized debt in the form of bond certificates to investors by approximately $3.1 billion. Also, the use of borrowings was decreased substantially at the banking subsidiaries during 2007. As disclosed in the 2007 Annual Report, management decided to eliminate the use of unsecured short-term borrowings, primarily by raising deposits. Another strategy implemented by management during the second half of 2007 included the utilization of unpledged liquid assets to raise financing in the repo markets, the proceeds of which were also used to pay off unsecured borrowings.
Stockholders’ equity totaled $3.5 billion as of March 31, 2008, compared with $3.6 billion as of December 31, 2007 and $3.7 billion as of March 31, 2007. The decline in stockholders’ equity from the end of 2007 to March 31, 2008 was mainly due to the $262 million negative after-tax adjustment to beginning retained earnings due to the transitional adjustment for electing the fair value option as previously described, offset by a favorable change after tax of $93 million in the valuation of investment securities available-for-sale. Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity as of March 31, 2008, December 31, 2007 and March 31, 2007. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
The average tangible equity amounted to $2.6 billion as of March 31, 2008, compared to $3.1 billion as of December 31, 2007 and $3.0 billion as of March 31, 2007. Total tangible equity was $2.8 billion as of March 31, 2008, compared to $2.9 billion as of December 31, 2007 and $3.0 billion as of March 31, 2007. The average tangible equity to average tangible assets ratio was 6.26% as of March 31, 2008, 6.64% as of December 31, 2007 and 6.55% as of March 31, 2007. Tangible equity consists of total stockholders’ equity less goodwill and other intangibles.

The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. Ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage as of March 31, 2008, December 31, 2007, and March 31, 2007 are presented on Table L. As of such dates, BPPR, BPNA and Banco Popular, National Association were all well-capitalized.
TABLE L
Capital Adequacy Data

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Risk-based capital
Tier I capital	$3,085,829	$3,361,132	$3,783,934
Supplementary (Tier II) capital	407,584	417,132	439,788

Total capital	$3,493,413	$3,778,264	$4,223,722

Risk-weighted assets
Balance sheet items	29,059,391	$30,294,418	$32,314,010
Off-balance sheet items	3,238,330	2,915,345	2,735,671

Total risk-weighted assets	$32,297,721	$33,209,763	$35,049,681

Average assets	$41,548,982	$45,842,338	$46,339,873

Ratios:
Tier I capital (minimum required – 4.00%)	9.55%	10.12%	10.80%
Total capital (minimum required – 8.00%)	10.82	11.38	12.05
Leverage ratio *	7.43	7.33	8.17

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.
As of March 31, 2008, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,583,818, Tier I Capital of $1,291,909, and Tier I Leverage of $1,246,469 based on a 3% ratio or $1,661,959 based on a 4% ratio according to the Bank’s classification.
OFF-BALANCE SHEET FINANCING ENTITIES
The Corporation, through certain subsidiaries of PFH, conducted a program of asset securitizations that involved the transfer of mortgage loans to a special purpose entity depositor, which in turn transferred those mortgage loans to different securitization trusts, thus isolating those loans from the Corporation’s assets. The securitization trusts that constituted “qualified special purpose entities” (“QSPEs”) under the provisions of SFAS No. 140 and are associated with securitizations that qualified for sale accounting under SFAS No. 140 are not consolidated in the Corporation’s financial statements. The investors in these off-balance sheet securitizations have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity depositor, or the securitization trust funds. As of March 31, 2008 and December 31, 2007, the Corporation had mortgage loans of approximately $5.2 billion and $5.4 billion, respectively, in securitization transactions that qualified for off-balance sheet treatment. These transactions had liabilities in the form of debt securities payable to investors from the assets inside each securitization trust of approximately $4.9 billion and $5.1 billion as of March 31, 2008 and December 31, 2007, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of residual interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and residual interests retained by the Corporation are recorded in the statement of condition as of March 31, 2008 at fair value.

CREDIT RISK MANAGEMENT AND LOAN QUALITY
The allowance for loan losses is management’s estimate of credit losses inherent in the loans held-in-portfolio at the balance sheet date. Table M summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters ended March 31, 2008 and 2007.
TABLE M
Allowance for Loan Losses and Selected Loan Losses Statistics

	First Quarter
(Dollars in thousands)	2008		2007		Variance

Balance at beginning of period	$548,832		$522,232		$26,600
Provision for loan losses	168,222		96,346		71,876

	717,054		618,578		98,476

Losses charged to the allowance:
Commercial (including construction)	32,078		17,328		14,750
Lease financing	5,632		6,408		(776)
Mortgage	10,962		20,608		(9,646)
Consumer	61,532		47,207		14,325

	110,204		91,551		18,653

Recoveries:
Commercial (including construction)	3,019		3,482		(463)
Lease financing	702		1,998		(1,296)
Mortgage	444		145		299
Consumer	8,237		9,096		(859)

	12,402		14,721		(2,319)

Net loans charged-off:
Commercial	29,059		13,846		15,213
Lease financing	4,930		4,410		520
Mortgage	10,518		20,463		(9,945)
Consumer	53,295		38,111		15,184

	97,802		76,830		20,972

Write-downs related to loans transferred to loans held-for-sale	2,942		—		2,942
Adjustment due to the adoption of SFAS No. 159	36,931		—		36,931

Balance at end of period	$579,379		$541,748		$37,631

Ratios:
Net charge-offs to average loans held-in-portfolio	1.48%		0.96%
Provision to net charge-offs	1.72	x	1.25	x

Table N presents annualized net charge-offs to average loans held-in-portfolio for the quarters ended March 31, 2008 and 2007 by loan category. Also, this credit metric is presented for the fourth quarter of 2007 to facilitate a trend analysis.
TABLE N
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

			Quarter ended
	Quarter ended March 31,		December 31,
	2008	2007	2007

Commercial (including construction)	0.75%	0.38%	0.75%
Lease financing	1.80	1.46	0.95
Mortgage	0.86	0.74	2.25
Consumer	4.25	2.94	3.74

	1.48%	0.96%	1.75%

The increase in commercial loans net charge-offs for the quarter ended March 31, 2008 compared to the same quarter in the previous year was mostly associated with continued deterioration in the economic conditions in Puerto Rico which is experiencing a recessionary cycle. Also, the U.S. mainland portfolio experienced deterioration. This credit deterioration worsened throughout 2007 and the first quarter of 2008 as economic conditions in general worsened. The ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 0.76% for the quarter ended March 31, 2008, compared to 0.40% for the first quarter of 2007. Also, an increase was experienced in the Banco Popular North America reportable segment, whose ratio was 0.46% for the first quarter of 2008, compared with 0.26% for the same quarter in the previous year.
The increase in the lease financing net charge-offs to average lease financing loans held-in-portfolio ratio for the first quarter of 2008, when compared with the first quarter in the previous year, was associated with higher delinquencies in the Puerto Rico operations due to the current recessionary environment. Also, the increase in this credit indicator was influenced in part by a reduced average volume of lease financings influenced by the sale of lease financings by the BPNA reportable segment as described in the Financial Condition section of this MD&A.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio did not reflect a sharp increase when comparing this credit indicator for the first quarter of 2008 to that same quarter in the previous year even when the Corporation was greatly impacted throughout 2007 by the slowdown in the housing sector and higher delinquency levels experienced in the U.S. mainland primarily in the Corporation’s U.S. subprime mortgage loan portfolio. The net charge-offs to average mortgage loans credit indicator does reflect a substantial reduction from that indicator reported for the fourth quarter of 2007, which was influenced by a lower subprime mortgage loan portfolio outstanding for PFH as a result of the loan recharacterization transaction completed in late December 2007, the sale to American General and the election to measure the PFH loan portfolio described previously at fair value. For the loans accounted at fair value, loan losses are not recorded as part of the changes in the allowance for loan losses. Any unfavorable changes in their fair value are reported through earnings in the “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” caption of the consolidated statement of operations.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose due to higher delinquencies in the Puerto Rico operations as well as in the U.S. operations. The increase in Puerto Rico reflects the impact of an economic recessionary cycle. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 3.98% for the quarter ended March 31, 2008, compared to 3.19% for the first quarter of 2007. Consumer loans net charge-offs in the BPNA reportable segment also rose for the quarter ended March 31, 2008 when compared with the same quarter in the previous year. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular North America reportable segment was 4.18% for the quarter ended March 31, 2008, compared to 1.72% for the first quarter of 2007. This increase was principally related to home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage. As indicated in the SFAS No. 159 Fair Value Option Election section of this MD&A, the deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs.

E-LOAN represented approximately $7.3 million of the increase in the net charge-offs in consumer loans held-in-portfolio when comparing March 31, 2008 results with the same period in the previous year. With the downsizing of E-LOAN in late 2007, this subsidiary ceased originating these types of loans.
NON-PERFORMING ASSETS
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table O for loans, excluding loans measured at fair value, and Table P for loans measured at fair value pursuant to the SFAS No. 159 fair value option. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2007 Annual Report.
Upon adoption of SFAS No. 159, the Corporation elected to account for interest income as part of net interest income in the consolidated statement of operations. Accrued interest receivable on loans measured at fair value (SFAS No. 159) is included as part of the fair value of the loans. For loans held-in-portfolio and loans held-for-sale measured at lower of cost or market, accrued interest receivable is presented separately in the consolidated statement of condition.
TABLE O
Non-Performing Assets, Excluding
Loans Measured at Fair Value

					$ Variance			$ Variance
		As a		As a	March 31,		As a	March 31,
		percentage		percentage	2008		percentage	2008
		of loans		of loans	Vs.		of loans	Vs.
	March 31,	HIP*	December 31,	HIP*	December 31,	March 31,	HIP*	March 31,
(Dollars in thousands)	2008	by category	2007	by category	2007	2007	by category	2007

Commercial	$329,811	2.4%	$266,790	2.0%	$63,021	$195,424	1.5%	$134,387
Construction	171,048	8.6	95,229	4.9	75,819	5,084	0.3	165,964
Lease financing	11,757	1.1	10,182	0.9	1,575	6,917	0.6	4,840
Mortgage	210,766	4.3	349,381	5.8	(138,615)	519,449	4.9	(308,683)
Consumer	57,372	1.2	49,090	0.9	8,282	43,000	0.8	14,372

Total non-performing loans, excluding loans measured at fair value	780,754	2.9%	770,672	2.8%	10,082	769,874	2.4%	10,880
Other real estate	85,277		81,410		3,867	89,479		(4,202)

Total non-performing assets, excluding loans measured at fair value	$866,031		$852,082		$13,949	$859,353		$6,678

Accruing loans past due 90 days or more, excluding loans measured at fair value	$116,711		$109,569		$7,142	$110,946		$5,765

Non-performing assets, excluding loans measured at fair value, to total assets	2.07%		1.92%			1.82%
Allowance for loan losses to loans held- in-portfolio	2.18		1.96			1.70
Allowance for loan losses to non-performing assets, excluding loans measured at fair value (SFAS No. 159)	66.90		64.41			63.04
Allowance for loan losses to non-performing loans, excluding loans measured at fair value (SFAS No. 159)	74.21		71.21			70.37

*	HIP = “held-in-portfolio”

TABLE P
Non-Performing Loans Measured at Fair Value

		Unpaid principal	Excess of fair value
	Fair value as of	balance as of	over (under) unpaid
(Dollars in thousands)	March 31, 2008	March 31, 2008	principal balance

Commercial	$7,629	$9,029	($1,400)
Mortgage	101,430	152,794	(51,364)
Consumer	1,348	27,099	(25,751)

Total non-performing loans measured at fair value	$110,407	$188,922	($78,515)

Loans past due 90 days or more	$110,407	$188,922	($78,515)

Non-performing loans measured at fair value to total assets	0.26%

Non-performing loans measured at fair value to loans measured at fair value	11.91%

The allowance for loan losses increased by $30.5 million from December 31, 2007 to March 31, 2008. The increase is the net result of additional reserves for specific commercial loans considered impaired, primarily construction loans, and higher reserves for U.S. consumer loan portfolios, offset by the reduction in reserves related to PFH’s loan portfolio accounted at fair value. Refer to Table P for non-performing loans measured at fair value.
Non-performing commercial and construction loans held-in-portfolio increased from December 31, 2007 to March 31, 2008, primarily in Banco Popular de Puerto Rico reportable segment by $124 million. During the quarter ended March 31, 2008, the Corporation placed in non-performing status its participation of $51 million in a syndicated commercial loan collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands. The Corporation is a participant, with two other financial institutions, in a syndicated financing for a total of approximately $110 million. The lenders and borrowers are currently in negotiations for the restructuring of the loan; however, a bankruptcy filing by the debtor cannot be discarded. The Corporation classified this loan relationship as impaired under SFAS No. 114 and established a specific reserve of $32 million based on a third-party appraisal of value of the related collateral less estimated cost to sell.
The reduction in non-performing mortgage loans held-in-portfolio from December 31, 2007 to March 31, 2008 was associated in part to the reclassification of a substantial portion of PFH’s mortgage loan portfolio to loans measured at fair value, which are disclosed in Table P. This was offset in part by increases in non-performing mortgage loans in both Banco Popular de Puerto Rico and Banco Popular North America reportable segments. Mortgage loans net charge-offs in the Puerto Rico operations for the quarter ended March 31, 2008 remained stable compared to the same quarter in the previous year. On the other hand, the mortgage loans net charge-offs in the Banco Popular North America operations rose by approximately $7.0 million when comparing results for such periods. Refer to the Overview of Mortgage Loan Exposure section later in this MD&A for further information on BPNA’s mortgage loan portfolio.
Non-performing consumer loans held-in-portfolio increased as of March 31, 2008 when compared with December 31, 2007 despite the impact of the reclassification of PFH’s consumer loan portfolio to loans measured at fair value. The increase was associated to the BPNA banking operations and E-LOAN.
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
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of March 31, 2008 reflects the prevailing negative economic outlook, and specific reserves for construction loans considered impaired under SFAS No. 114.
The Corporation’s methodology to determine its allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, commercial loans over a predetermined amount are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss contingency for a group of homogeneous loans, which are not individually evaluated under SFAS No. 114, when it is probable that a loss has been incurred and the amount can be reasonably estimated. To determine the allowance for loan losses under SFAS No. 5, the Corporation uses historical net charge-offs and volatility experience segregated by loan type and legal entity. Refer to the 2007 Annual Report for additional information on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
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
The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 2008, December 31, 2007 and March 31, 2007 were:

	March 31, 2008		December 31, 2007		March 31, 2007
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:
Valuation allowance required	$244.5	$91.6	$174.0	$54.0	$137.7	$41.5
No valuation allowance required	205.3	—	147.7	—	99.8	—

Total impaired loans	$449.8	$91.6	$321.7	$54.0	$237.5	$41.5

With respect to the $205.3 million portfolio of impaired commercial loans (including construction) for which no allowance for loan losses was required as of March 31, 2008, management followed SFAS No. 114 guidance. As prescribed by SFAS No. 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $205.3 million impaired commercial loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of March 31, 2008.
Average impaired loans during the first quarter of 2008 and 2007 were $380 million and $225 million, respectively. The Corporation recognized interest income on impaired loans of $1.6 million and $2.1 million for the quarters ended March 31, 2008 and March 31, 2007.
In addition to the non-performing loans included in Tables O and P, there were $65 million of loans as of March 31, 2008, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. As of December 31, 2007 and March 31, 2007, these potential problem loans approximated $50 million and $98 million, respectively.

Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing, adjusted non-performing assets would have been $918 million as of March 31, 2008, $803 million as of December 31, 2007 and $816 million as of March 31, 2007.
Geographical and government risk
As explained in the 2007 Annual Report, the Corporation is exposed to geographical and government risk. Popular, Inc. has partly diversified its geographical risk as a result of its growth strategy in the United States and the Caribbean. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 24 to the consolidated financial statements.
As of March 31, 2008, the Corporation had $1.1 billion of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $175 million are uncommitted lines of credit. Of these total credit facilities granted, $776 million in loans were outstanding as of March 31, 2008. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of March 31, 2008, the Corporation had outstanding $176 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 5 and 6 to the consolidated financial statements for additional information. Of that total, $153 million is exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $55 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade.

Overview of Mortgage Loan Exposure
Given the instability in the residential housing sector, primarily in subprime mortgage loans, Table Q provides information on the Corporation’s mortgage loan exposure (for loans held-in-portfolio, and excluding loans held-for-sale measured at lower of cost or market and loans measured at fair value) as of March 31, 2008. Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans.
Table Q — Mortgage Loans Exposure

(In millions)	Prime loans	Subprime loans	Total

Banco Popular de Puerto Rico	$1,117	$1,276	$2,393
Banco Popular North America:
- Banco Popular North America	467	1,182	1,649
- E-LOAN	50	19	69
Popular Financial Holdings	77	88	165

Sub-total	$1,711	$2,565	$4,276
Others not classified as prime or subprime loans			667

Total			$4,943

Mortgage loans held-in-portfolio that are considered subprime under the above definition for the Banco Popular de Puerto Rico reportable segment approximated 43% of its total mortgage loans held-in-portfolio as of March 31, 2008 and 42% as of December 31, 2007. The Corporation, however, believes that the particular characteristics of BPPR’s subprime portfolio limit its exposure under current market conditions. BPPR’s subprime loans are fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. While deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, BPPR has not to date experienced significant increases in losses. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 0.07% for the quarter ended March 31, 2008, compared with 0.04% for the year ended December 31, 2007.
BPNA’s mortgage loans held-in-portfolio considered subprime under the above definition, excluding E-LOAN, approximated 72% of its total mortgage loans held-in-portfolio as of March 31, 2008, compared with 71% as of December 31, 2007. This portfolio has principally two products — either 7/1 ARMs (fixed-rate interest until end of year seven in which interest rate begins to reset annually until maturity) or 30-year fixed-rate mortgages that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. For example, BPNA’s subprime mortgage loan portfolio has minimal California market exposure, loans are underwritten to the fully indexed rate, and there are no interest-only, piggybacks or option ARM loans (Refer to the Glossary included in the 2007 Annual Report for general descriptions of these loan types). Furthermore, the loans are 100% owner occupied. Also, the first interest rate reset on the 7/1 ARMs is not until 2012. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. The non-accruing loans to loans held-in-portfolio ratio for BPNA’s subprime mortgage loans was 3.89% as of March 31, 2008, compared with 3.67% as of December 31, 2007. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 2.60% for the quarter ended March 31, 2008, compared with 1.28% for the year ended December 31, 2007. As a result of higher delinquency and net charge-offs experienced, BPNA recorded a higher provision for loan losses in the first quarter of 2008 to cover for inherent losses in this portfolio. The average loan-to-value (“LTV”) as of March 31, 2008 in BPNA’s portfolio was 86.29%, compared with 89.36% as of December 31, 2007. Effective late December 2007, BPNA launched several initiatives designed to reduce the overall credit exposure in the portfolio that involve the purchase, by either the borrower or BPNA, of private mortgage insurance. BPNA will not originate subprime mortgage loans with a loan-to-value higher than 85% without private mortgage insurance. This insurance is a financial guaranty in which an insurer assumes a portion of the lender’s risk in making a mortgage loan, normally the top portion of the mortgage (i.e. the top 10% of a loan).

Mortgage loans held-in-portfolio for PFH, excluding Popular FS, that are considered subprime approximated 44% of its total mortgage loans held-in-portfolio as of March 31, 2008, compared with 73% as of December 31, 2007. As indicated previously, $927 million of PFH’s mortgage loan portfolio is measured at fair value, thus the expected cumulative losses for the estimated lifetime of the portfolio are included in its fair value. As a result, management has not included these loans as part of the disclosure in Table Q, which considers only those loans for which an allowance for loan losses has been established only in consideration of inherent losses in the portfolio. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this PFH subprime portfolio was 23.22% for the quarter ended March 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates or equity prices. The financial results and capital levels of Popular, Inc. are constantly exposed to market risk.
Interest rate risk (“IRR”), a component of market risk, is the exposure to adverse changes in net interest income due to changes in interest rates, which can be affected by the shape and the slope of the yield curves to which the financial products of the Corporation are related. Management considers IRR a predominant market risk in terms of its potential impact on profitability or market value. IRR may occur for one or more reasons, such as the maturity or repricing of assets and liabilities at different times, changes in credit spreads, changes in short and long-term market interest rates, or the maturity of assets or liabilities may be shortened or lengthened as interest rates change. Depending on the duration and repricing characteristics of the Corporation’s assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. In addition, interest rates may have an indirect impact on loan demand, credit losses, loan origination volume, the value of the Corporation’s investment securities holdings, including residual interests, gains and losses on sales of securities and loans, the value of mortgage servicing rights, and other sources of earnings.
The techniques for measuring the potential impact of the Corporation’s exposure to market risk from changing interest rates, which were described in the 2007 Annual Report, have remained substantially constant from the end of 2007.
The Corporation maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. Management employs a variety of measurement techniques including the use of an earnings simulation model to analyze the net interest income sensitivity to changing interest rates. Sensitivity analysis is calculated on a monthly basis using a simulation model which incorporates actual balance sheet figures detailed by maturity and interest yields or costs. It also incorporates assumptions on balance sheet growth and possible changes in its composition, estimated prepayments in accordance with projected interest rates, pricing and maturity expectations on new volumes and other non-interest related data. Simulations are processed using various interest rate scenarios to determine potential changes to the future earnings of the Corporation. The asset and liability management group also performs validation procedures on various assumptions used as part of the sensitivity analysis as well as validations of results on a monthly basis. Due to the importance of critical assumptions in measuring market risk, the risk models incorporate third-party developed data for critical assumptions such as prepayment speeds on mortgage-related products, estimates on the duration of the Corporation’s deposits and interest rate scenarios.
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

Based on the results of the sensitivity analyses as of March 31, 2008, the Corporation’s net interest income for the next twelve months is estimated to increase by $29.6 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $37.9 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates as of March 31, 2008.
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
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of March 31, 2008, the Corporation had approximately $34 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with $35 million, also unfavorable, as of December 31, 2007 and March 31, 2007, respectively.
LIQUIDITY
For a financial institution, such as the Corporation, liquidity risk may arise whenever the institution cannot generate enough cash from either assets or liabilities to meet its obligations when they become due, without incurring unacceptable losses. Cash requirements for a financial institution are primarily made up of deposit withdrawals, contractual loan funding, the repayment of borrowings as they mature and the ability to fund new and existing investments as opportunities arise. An institution’s liquidity may be pressured if, for example, its credit rating is downgraded, it experiences a sudden and unexpected substantial cash outflow, or some other event causes counterparties to avoid exposure to the institution. An institution is also exposed to liquidity risk if markets on which it depends are subject to loss of liquidity. The objective of effective liquidity management is to ensure that the Corporation remains sufficiently liquid to meet all of its financial obligations, finance expected future growth and maintain a reasonable safety margin for cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress.
Liquidity is managed at the level of the holding companies that own the banking and non-banking subsidiaries. Also, it is managed at the level of the banking and non-banking subsidiaries.
As of March 31, 2008, there have been no significant or unusual changes in the Corporation’s funding activities and strategy from those described in the MD&A included in Popular, Inc.’s 2007 Annual Report for the year ended December 31, 2007, other than changes in short-term borrowings and deposits in the normal course of business. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2007.
Refer to Note 13 to the consolidated financial statements for the composition of the Corporation’s borrowings as of March 31, 2008. Also, refer to Note 16 to the consolidated financial statements for the Corporation’s involvement in certain commitments as of March 31, 2008.
On May 6, 2008, the Corporation announced that it is planning to commence a public offering of $350 million of non-cumulative perpetual preferred stock pursuant to an existing effective Popular, Inc. registration statement. The Corporation will be permitted to redeem the preferred stock on or after the fifth anniversary of the original issue date. The net proceeds will be used for general corporate purposes, including repaying indebtedness and increasing Popular’s liquidity and capital. This public offering is expected to commence in May 2008. This statement does not constitute an offer to sell or a solicitation of an offer to buy these securities, nor there be any sale of these securities in any jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The preferred stock offering may be made only by means of a prospectus and a related prospectus supplement, copies of which may be obtained when available from the underwriters for the offering.
Liquidity, Funding and Capital Resources
Sources of liquidity include both those available to the banking affiliates and to a lesser extent, those expected to be available with third party providers. The former include access to stable base of core deposits and secured sources of credit. The latter include credit lines and anticipated debt offerings in the capital markets. In addition to these, asset sales could be a source of liquidity to the Corporation. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, our funding sources are adequate.
The following sections provide further information on the Corporation’s major funding activities and needs, as well as the risks involved in these activities. A more detailed description of the Corporation’s borrowings, including its terms, is included in Note 13 to the consolidated financial statements. Also, the consolidated statements of cash flows in the accompanying consolidated financial statements provide information on the Corporation’s cash inflows and outflows.
Banking Subsidiaries
Primary sources of funding for the Corporation’s banking subsidiaries (BPPR, BPNA and BP,N.A., or “the banking subsidiaries”) include retail and commercial deposits, purchased funds, institutional borrowings, and to a lesser extent, loan sales. The principal uses of funds for the banking subsidiaries include loan and investment portfolio growth, repayment of obligations as they become due, dividend payments to the holding company, and operational needs. In addition, the Corporation’s banking subsidiaries maintain borrowing facilities with the Federal Home Loan Banks (“FHLB”) and at the discount window of the Federal Reserve Bank of New York (“FED”), and have a considerable amount of collateral that can be used to raise funds under these facilities. Borrowings from the FHLB or the FED discount window require the Corporation to post securities or whole loans as collateral. The banking subsidiaries must maintain their FHLB memberships to continue accessing this source of funding.
The Corporation’s ability to compete successfully in the marketplace for deposits depends on various factors, including pricing, service, convenience and financial stability as reflected by operating results and credit ratings (by nationally recognized credit rating agencies). Although a downgrade in the credit rating of the Corporation may impact its ability to raise deposits or the rate it is required to pay on such deposits, management does not believe that the impact should be material. Deposits at all of the Corporation’s banking subsidiaries are federally insured and this is expected to mitigate the effect of a downgrade in credit ratings.
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of March 31, 2008, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $2.4 billion based on assets pledged with the FHLB at that date, compared with $2.6 billion as of December 31, 2007. Outstanding borrowings under these credit facilities totaled $2.0 billion as of March 31, 2008, compared with $1.7 billion as of December 31, 2007. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and in the most part do not have any callable features. Refer to Note 13 to the consolidated financial statements for additional information.
As of March 31, 2008, the banking subsidiaries had a borrowing capacity at the FED discount window of approximately $2.9 billion, which remained unused, compared with $3.0 billion as of December 31, 2007. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this line is dependent upon the balance of loans and securities pledged as collateral.
Bank Holding Companies
The principal sources of funding for the holding companies have included dividends received from its banking and non-banking subsidiaries and proceeds from the issuance of medium-term notes, commercial paper, junior subordinated debentures and equity. Banking laws place certain restrictions on the amount of dividends a bank may make to its parent company. Such restrictions have not had, and are not expected to have, any material effect on the Corporation’s ability to meet its cash obligations. The principal uses of these funds include the repayment of maturing debt, dividend payments to shareholders and subsidiary funding through capital or debt.
The Corporation’s bank holding companies (“BHCs”, Popular, Inc., Popular North America and Popular International Bank, Inc.) have borrowed in the money markets and the corporate debt market primarily to finance their non-banking subsidiaries.
The BHCs have additional sources of liquidity available, in the form of credit facilities available from affiliate banking subsidiaries and third party providers, as well as dividends that can be paid by the subsidiaries and assets that could be sold or financed. Another potential source of funding is the issuance of shares of common or preferred stock, or hybrid securities.
The Corporation’s holding companies did not issue any debt or other securities under a registration statement filed with the SEC during the first quarter of 2008. As previously indicated, the Corporation announced that it expects to commence a public offering of $350 million of non-cumulative perpetual preferred stock during May 2008.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of March 31, 2008, BPPR could have declared a dividend of approximately $75 million without the approval of the Federal Reserve Board. As of March 31, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.
Risks to Liquidity
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of an extended economic slowdown in Puerto Rico, the credit quality of the Corporation could be affected and, as a result of higher credit costs, profitability may decrease. The substantial integration of Puerto Rico with the U.S. economy may limit the probability of a prolonged recession in Puerto Rico, but a U.S. recession, concurrently with a slowdown in Puerto Rico, may make a recovery in the local economic cycle more challenging.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such a scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available, are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes and accessing committed credit lines and loan facilities put in place with the FHLB, leading commercial banks and the FED. The Corporation has a substantial amount of assets available for raising funds through these channels and is confident that it has adequate alternatives to rely on under a scenario where some primary funding sources are temporarily unavailable.
Total lines of credit outstanding are not necessarily a measure of the total credit available on a continuing basis. Certain of these lines could be subject to collateral requirements, standards of creditworthiness, leverage ratios and other regulatory requirements, among other factors.
Maintaining adequate credit ratings on Popular’s debt obligations is an important factor for liquidity, because the credit ratings influence the Corporation’s ability to borrow, the cost at which it can raise financing and access to funding sources. The credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Corporation’s ability to access a broad array of wholesale funding sources, among other factors. Changes in the credit rating of the Corporation or any of its subsidiaries to a level below “investment grade” may affect the Corporation’s ability to raise funds in the capital markets. The Corporation’s counterparties are sensitive to the risk of a rating downgrade. In the event of a downgrade, it may be expected that the cost of borrowing funds in the institutional market would increase. In addition, the ability of the Corporation to raise new funds or renew maturing debt may be more difficult.
Credit ratings are an important factor in accessing the credit markets. Even though the Corporation is currently several notches above the investment-grade threshold with each of the rating agencies, the possibility of ratings downgrades can affect our ability to raise unsecured financing at competitive rates.
The Corporation and BPPR’s debt ratings and outlook as of March 31, 2008 were as follows:

	Popular, Inc.			BPPR
	Short-term	Long-term		Short-term	Long-term
	debt	debt	Outlook	debt	debt

Fitch Ratings	F-2	A-	Negative	F-1	A-
Moody’s	P-2	A3	Watch negative	P-1	A2
S&P	A-2	BBB+	Stable	A-2	A-

Refer to the Corporation’s Form 10-K for more detailed information on the ratings agencies’ perspective on Popular’s outlook. Ratings and outlook have remained similar to those reported as of December 31, 2007. The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $68 million as of March 31, 2008.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations or restrict additional borrowings under such facilities. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. As of March 31, 2008, the Corporation had $0.2 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers. As of March 31, 2008, the Corporation was in compliance with debt covenants in all credit facilities with outstanding balances.

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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.
The following table sets forth the details of purchases of common stock during the quarter ended March 31, 2008 under the 2004 Omnibus Incentive Plan.

Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

January 1 – January 31	—	—	—	8,566,563
February 1 – February 29	3,422	$13.56	3,422	8,565,282
March 1 – March 31	—	—	—	8,565,282

Total March 31, 2008	3,422	$13.56	3,422	8,565,282

(a) Includes shares forfeited.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Asset purchase agreement by and among American General Finance, Inc. and Equity One, Inc. (DE), Equity One, Inc. (MN), Equity One, Incorporated, Equity One Consumer Loan Company, Inc., Popular Financial Services , LLC, Equity One Consumer Funding, LLC, and Popular, Inc.

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC.

(Registrant)

Date: May 12, 2008	By:	/s/ Jorge A. Junquera
Jorge A. Junquera Senior Executive Vice President &
Chief Financial Officer

Date: May 12, 2008	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller