Form 10-Q
period 2008-06-30
POPULAR INC
filed 2008-08-11
CIK 763901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock $6 par value 281,738,612 shares outstanding as of August 5, 2008.

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

ITEM 1. FINANCIAL STATEMENTS
POPULAR, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(UNAUDITED)

(In thousands, except share information)	June 30, 2008	December 31, 2007	June 30, 2007

ASSETS
Cash and due from banks	$887,619	$818,825	$762,085

Money market investments:
Federal funds sold	710,000	737,815	345,400
Securities purchased under agreements to resell	170,497	145,871	212,138
Time deposits with other banks	17,299	123,026	17,449

	897,796	1,006,712	574,987

Investment securities available-for-sale, at fair value:
Pledged securities with creditors’ right to repledge	3,418,708	4,249,295	3,421,716
Other investment securities available-for-sale	4,283,619	4,265,840	5,552,752
Investment securities held-to-maturity, at amortized cost (market value as of June 30, 2008 - $231,210; December 31, 2007 - $486,139; June 30, 2007 - $429,536)	232,483	484,466	429,479
Other investment securities, at lower of cost or realizable value (realizable value as of June 30, 2008 - $299,827; December 31, 2007 - $216,819; June 30, 2007 - $160,372)	240,731	216,584	160,150
Trading account securities, at fair value:
Pledged securities with creditors’ right to repledge	417,437	673,958	355,484
Other trading securities	82,051	93,997	321,374
Loans held-for-sale measured at lower of cost or market value	337,552	1,889,546	605,990
Loans measured at fair value pursuant to SFAS No. 159:
Loans measured at fair value pledged with creditors’ right to repledge	45,758	—	—
Other loans measured at fair value	799,134	—	—

Loans held-in-portfolio:
Loans held-in-portfolio pledged with creditors’ right to repledge	—	149,610	195,661
Other loans	26,636,004	28,053,956	32,274,058
Less — Unearned income	186,770	182,110	323,864
Allowance for loan losses	652,730	548,832	564,847

	25,796,504	27,472,624	31,581,008

Premises and equipment, net	633,450	588,163	587,505
Other real estate	102,809	81,410	112,858
Accrued income receivable	163,274	216,114	249,746
Servicing assets (at fair value on June 30, 2008 - $186,155; December 31, 2007 - $191,624; June 30, 2007 - $197,873)	190,778	196,645	201,861
Other assets (See Note 8)	2,455,842	1,456,994	1,297,600
Goodwill	628,826	630,761	668,469
Other intangible assets	64,223	69,503	102,299

	$41,678,594	$44,411,437	$46,985,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$4,482,287	$4,510,789	$4,280,195
Interest bearing	22,633,441	23,823,689	21,105,800

	27,115,728	28,334,478	25,385,995
Federal funds purchased and assets sold under agreements to repurchase	4,738,677	5,437,265	5,655,936
Other short-term borrowings	1,337,210	1,501,979	3,384,105
Notes payable at cost	3,750,647	4,621,352	8,068,638
Notes payable at fair value pursuant to SFAS No. 159	173,725	—	—
Other liabilities	856,504	934,372	793,500

	37,972,491	40,829,446	43,288,174

Commitments and contingencies (See Note 16)

Minority interest in consolidated subsidiaries	109	109	109

Stockholders’ equity:
Preferred stock, $25 liquidation value; 30,000,000 shares authorized; 7,475,000 Class A shares issued and outstanding in all periods presented; 16,000,000 Class B shares issued and outstanding at June 30, 2008	586,875	186,875	186,875
Common stock, $6 par value; 470,000,000 shares authorized in all periods presented; 294,620,193 shares issued (December 31, 2007 - 293,651,398; June 30, 2007 - 292,722,761) and 280,983,132 outstanding (December 31, 2007 - 280,029,215; June 30, 2007 - 279,326,816)	1,767,721	1,761,908	1,756,337
Surplus	563,100	568,184	533,152
Retained earnings	1,086,373	1,319,467	1,701,100
Accumulated other comprehensive loss, net of tax of ($22,392) (December 31, 2007 - ($15,438); June 30, 2007 - ($96,065))	(90,448)	(46,812)	(274,817)
Treasury stock — at cost, 13,637,061 shares (December 31, 2007 - 13,622,183; June 30, 2007 - 13,395,945)	(207,627)	(207,740)	(205,567)

	3,705,994	3,581,882	3,697,080

	$41,678,594	$44,411,437	$46,985,363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except per share information)	2008	2007	2008	2007

INTEREST INCOME:
Loans	$497,418	$656,485	$1,058,535	$1,300,599
Money market investments	3,476	5,752	10,204	10,361
Investment securities	83,128	113,063	177,533	228,554
Trading account securities	16,133	9,611	34,826	18,992

	600,155	784,911	1,281,098	1,558,506

INTEREST EXPENSE:
Deposits	168,045	182,730	362,985	355,832
Short-term borrowings	42,502	119,466	107,647	244,275
Long-term debt	51,723	111,298	115,392	232,000

	262,270	413,494	586,024	832,107

Net interest income	337,885	371,417	695,074	726,399
Provision for loan losses	190,640	115,167	358,862	211,513

Net interest income after provision for loan losses	147,245	256,250	336,212	514,886
Service charges on deposit accounts	51,799	48,392	102,886	96,863
Other service fees (See Note 17)	110,079	89,590	215,546	177,439
Net gain on sale and valuation adjustments of investment securities	27,763	1,175	75,703	82,946
Trading account profit (loss)	16,711	10,377	21,175	(3,787)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(35,922)	—	(38,942)	—
(Loss) gain on sale of loans and valuation adjustments on loans held-for- sale	(1,453)	28,294	67,292	31,728
Other operating income	24,595	25,547	57,887	70,362

	340,817	459,625	837,759	970,437

OPERATING EXPENSES:
Personnel costs:
Salaries	125,423	126,950	262,132	263,429
Pension, profit sharing and other benefits	36,462	37,338	74,932	79,234

	161,885	164,288	337,064	342,663
Net occupancy expenses	26,362	26,501	61,354	58,515
Equipment expenses	30,724	32,245	62,722	64,641
Other taxes	13,879	11,835	27,022	23,682
Professional fees	31,627	38,642	68,252	74,629
Communications	13,145	16,973	28,448	34,035
Business promotion	18,251	30,369	35,467	58,741
Printing and supplies	3,899	4,549	8,174	8,825
Other operating expenses	45,471	32,838	86,763	64,854
Amortization of intangibles	2,490	2,813	4,982	5,796

	347,733	361,053	720,248	736,381

(Loss) income before income tax	(6,916)	98,572	117,511	234,056
Income tax (benefit) expense	(31,166)	23,622	(10,029)	40,459

NET INCOME	$24,250	$74,950	$127,540	$193,597

NET INCOME APPLICABLE TO COMMON STOCK	$18,247	$71,972	$118,559	$187,641

BASIC EARNINGS PER COMMON SHARE (“EPS”)	$0.06	$0.26	$0.42	$0.67

DILUTED EPS	$0.06	$0.26	$0.42	$0.67

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six months ended June 30,
(In thousands)	2008	2007

Preferred stock:
Balance at beginning of year	$186,875	$186,875
Issuance of preferred stock	400,000	—

Balance at end of period	586,875	186,875

Common stock:
Balance at beginning of year	1,761,908	1,753,146
Common stock issued under the Dividend Reinvestment Plan	5,813	3,131
Stock options exercised	—	60

Balance at end of period	1,767,721	1,756,337

Surplus:
Balance at beginning of year	568,184	526,856
Common stock issued under the Dividend Reinvestment Plan	4,307	5,290
Issuance cost of preferred stock	(9,950)	—
Stock options expense on unexercised options, net of forfeitures	559	857
Stock options exercised	—	149

Balance at end of period	563,100	533,152

Retained earnings:
Balance at beginning of year	1,319,467	1,594,144
Net income	127,540	193,597
Cumulative effect of accounting change-adoption of SFAS No. 159 in 2008 (2007-SFAS No. 156 and EITF 06-5)	(261,831)	8,667
Cash dividends declared on common stock	(89,822)	(89,352)
Cash dividends declared on preferred stock	(8,981)	(5,956)

Balance at end of period	1,086,373	1,701,100

Accumulated other comprehensive loss:
Balance at beginning of year	(46,812)	(233,728)
Other comprehensive loss, net of tax	(43,636)	(41,089)

Balance at end of period	(90,448)	(274,817)

Treasury stock — at cost:
Balance at beginning of year	(207,740)	(206,987)
Purchase of common stock	(358)	(352)
Reissuance of common stock	471	1,772

Balance at end of period	(207,627)	(205,567)

Total stockholders’ equity	$3,705,994	$3,697,080

Disclosure of changes in number of shares:

	June 30,	December 31,	June 30,
	2008	2007	2007

Preferred Stock:
Balance at beginning of year	7,475,000	7,475,000	7,475,000
New shares issued	16,000,000	—	—

Balance at end of period	23,475,000	7,475,000	7,475,000

Common Stock — Issued:
Balance at beginning of year	293,651,398	292,190,924	292,190,924
Issued under the Dividend Reinvestment Plan	968,795	1,450,410	521,773
Stock options exercised	—	10,064	10,064

Balance at end of period	294,620,193	293,651,398	292,722,761

Treasury stock	(13,637,061)	(13,622,183)	(13,395,945)

Common Stock — outstanding	280,983,132	280,029,215	279,326,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Net income	$24,250	$74,950	$127,540	$193,597

Other comprehensive loss before tax:
Foreign currency translation adjustment	(1,411)	1,200	(1,192)	2,980
Adjustment of pension and postretirement benefit plans	(37)	—	(74)	(519)
Unrealized losses on securities available-for-sale arising during the period	(149,927)	(95,452)	(22,437)	(55,969)
Reclassification adjustment for gains included in net income	(27,685)	(1)	(26,373)	(83)
Unrealized net gains (losses) on cash flow hedges	2,963	1,840	(2,107)	948
Reclassification adjustment for losses (gains) included in net income	92	(286)	1,593	(125)
Cumulative effect of accounting change	—	(243)	—	(243)

	(176,005)	(92,942)	(50,590)	(53,011)
Income tax benefit	41,838	22,060	6,954	11,922

Total other comprehensive loss, net of tax	(134,167)	(70,882)	(43,636)	(41,089)

Comprehensive (loss) income	($109,917)	$4,068	$83,904	$152,508

Tax Effects Allocated to Each Component of Other Comprehensive Loss:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Underfunding of pension and postretirement benefit plans	—	—	—	$180
Unrealized losses on securities available-for-sale arising during the period	$38,943	$22,615	$3,680	12,022
Reclassification adjustment for gains included in net income	4,025	—	3,124	14
Unrealized net gains (losses) on cash flows hedges	(1,094)	(669)	775	(352)
Reclassification adjustment for (gains) losses included in net income	(36)	114	(625)	58

Income tax benefit	$41,838	$22,060	$6,954	$11,922

Disclosure of accumulated other comprehensive loss:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Foreign currency translation adjustment	($35,780)	($34,588)	($33,721)

Underfunding of pension and postretirement benefit plans	(51,213)	(51,139)	(69,779)
Tax effect	20,108	20,108	27,214

Net of tax amount	(31,105)	(31,031)	(42,565)

Unrealized (losses) gains on securities available-for-sale	(21,718)	27,092	(268,295)
Tax effect	854	(5,950)	69,182

Net of tax amount	(20,864)	21,142	(199,113)

Unrealized (losses) gains on cash flows hedges	(4,129)	(3,615)	913
Tax effect	1,430	1,280	(331)

Net of tax amount	(2,699)	(2,335)	582

Accumulated other comprehensive loss, net of tax	($90,448)	($46,812)	($274,817)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

POPULAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$127,540	$193,597

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	37,318	39,973
Provision for loan losses	358,862	211,513
Amortization of intangibles	4,982	5,796
Amortization and fair value adjustments of servicing assets	25,122	22,606
Net gain on sale and valuation adjustments of investment securities	(75,703)	(82,946)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	38,942	—
Net gain on disposition of premises and equipment	(3,111)	(4,851)
Net gain on sale of loans and valuation adjustments on loans held-for-sale	(67,292)	(31,728)
Net amortization of premiums and accretion of discounts on investments	12,656	11,235
Net amortization of premiums and deferred loan origination fees and costs	28,951	47,938
Earnings from investments under the equity method	(6,899)	(16,590)
Stock options expense	559	907
Deferred income taxes	(83,836)	(48,112)
Net disbursements on loans held-for-sale	(1,509,819)	(3,087,103)
Acquisitions of loans held-for-sale	(185,053)	(403,712)
Proceeds from sale of loans held-for-sale	1,006,208	2,833,030
Net decrease in trading securities	732,067	645,680
Net decrease (increase) in accrued income receivable	42,301	(1,506)
Net increase in other assets	(264,170)	(16,261)
Net decrease in interest payable	(53,440)	(14,013)
Net increase in postretirement benefit obligation	203	1,824
Net decrease in other liabilities	(24,429)	(52,071)

Total adjustments	14,419	61,609

Net cash provided by operating activities	141,959	255,206

Cash flows from investing activities:
Net decrease (increase) in money market investments	108,916	(206,843)
Purchases of investment securities:
Available-for-sale	(3,427,660)	(65,385)
Held-to-maturity	(3,631,141)	(12,293,611)
Other	(136,775)	(16,935)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale	1,851,899	810,710
Held-to-maturity	3,884,838	11,957,964
Other	112,628	5,445
Proceeds from sale of investment securities available-for-sale	2,406,504	28,981
Proceeds from sale of other investment securities	49,330	246,352
Net disbursements on loans	(596,548)	(362,569)
Proceeds from sale of loans	1,715,330	3,549
Acquisition of loan portfolios	(6,669)	(784)
Assets acquired, net of cash	—	(1,633)
Mortgage servicing rights purchased	(2,986)	(23,988)
Acquisition of premises and equipment	(98,028)	(49,652)
Proceeds from sale of premises and equipment	19,743	21,951
Proceeds from sale of foreclosed assets	51,684	80,278

Net cash provided by investing activities	2,301,065	133,830

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,198,512)	936,810
Net decrease in federal funds purchased and assets sold under agreements to repurchase	(698,588)	(106,509)
Net decrease in other short-term borrowings	(164,769)	(650,020)
Payments of notes payable	(1,243,674)	(773,731)
Proceeds from issuance of notes payable	630,186	103,249
Dividends paid	(98,685)	(95,223)
Proceeds from issuance of common stock	10,120	8,667
Proceeds from issuance of preferred stock	390,050	—
Treasury stock acquired	(358)	(352)

Net cash used in financing activities	(2,374,230)	(577,109)

Net increase (decrease) in cash and due from banks	68,794	(188,073)
Cash and due from banks at beginning of period	818,825	950,158

Cash and due from banks at end of period	$887,619	$762,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
Note 1 — Nature of Operations and Basis of Presentation
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey, Florida and Texas. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. As described in Note 19 to the consolidated financial statements, E-LOAN restructured its business operations during the fourth quarter of 2007 and the beginning of 2008. PFH, after certain restructuring events discussed also in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and to carry a maturing loan portfolio. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents further information about the Corporation’s business segments.
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
The statement of condition data as of December 31, 2007 was derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the statements presented as of June 30, 2008, December 31, 2007 and June 30, 2007 pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2007, included in the Corporation’s 2007 Annual Report. The Corporation’s Form 10-K filed on February 29, 2008 incorporates by reference the 2007 Annual Report.
Note 2 — Recent Accounting Developments
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis.

The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 12 to these consolidated financial statements for the disclosures required for the quarter and six months ended June 30, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.
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
Refer to Note 11 to these consolidated financial statements for the impact of the initial adoption of SFAS No. 159 to beginning retained earnings as of January 1, 2008 and additional disclosures as of June 30, 2008.
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of condition. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN No. 39-1 in January 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)”
SFAS No. 141(R), issued in December 2007, will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management will be evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented on the consolidated financial statements.
SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”
In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
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
SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”
SFAS No. 162, issued by the FASB in May 2008, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect SFAS No. 162 to have a material impact on the Corporation’s consolidated financial statements. The Board does not expect that this statement will result in a change in current accounting practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this statement results in a change in accounting practice.
Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”
On November 5, 2007, the SEC issued Staff SAB 109, which requires that the fair value of a written loan commitment that is marked-to-market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked-to-market as derivatives under SFAS No. 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under SFAS No. 159’s fair-value election.

SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have a material impact to the Corporation’s consolidated financial statements, including disclosures, for the six months ended June 30, 2008.
FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”
The objective of FSP FAS 140-3, issued by the FASB in February 2008, is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.
Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.
FSP FAS 140-3 will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors.
FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date. This FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
Note 3 — Restrictions on Cash and Due from Banks and Highly-Liquid Securities
The Corporation’s subsidiary banks are required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $665 million as of June 30, 2008 (December 31, 2007 — $678 million; June 30, 2007 — $603 million). Cash and due from banks as well as other short-term, highly-liquid securities are used to cover the required average reserve balances.
In compliance with rules and regulations of the Securities and Exchange Commission, at June 30, 2008, the Corporation had securities with a market value of $274 thousand (December 31, 2007 - securities with a market value of $273 thousand; June 30, 2007 — securities with a market value of $445 thousand); segregated in a special reserve bank account for the benefit of brokerage customers of its broker-dealer subsidiary. These securities were classified in the consolidated statement of condition within the other trading securities category.

As required by the Puerto Rico International Banking Center Regulatory Act, as of June 30, 2008, December 31, 2007, and June 30, 2007, the Corporation maintained separately for its two international banking entities (“IBEs”), $600 thousand in time deposits, equally divided for the two IBEs, which were considered restricted assets.
As part of a line of credit facility with a financial institution, as of June 30, 2008, the Corporation maintained restricted cash of $1.9 million as collateral (December 31, 2007 — $1.9 million; June 30, 2007 — $1.9 million). The cash is being held in certificates of deposits which mature in less than 90 days. The line of credit is used to support letters of credit.
As of June 30, 2008, the Corporation had restricted cash of $3.5 million (December 31, 2007 — $3.5 million) to support a letter of credit related to a service settlement agreement.
Note 4 — Pledged Assets
Certain securities and loans were pledged to secure public and trust deposits, assets sold under agreements to repurchase, other borrowings and credit facilities available. The classification and carrying amount of the Corporation’s pledged assets, in which the secured parties are not permitted to sell or repledge the collateral, were as follows:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Investment securities available-for-sale, at fair value	$2,716,718	$2,944,643	$3,264,299
Investment securities held-to-maturity, at amortized cost	—	339	501
Loans held-for-sale measured at lower of cost or market value	36,613	42,428	—
Loans measured at fair value pursuant to SFAS No. 159	167,646	—	—
Loans held-in-portfolio	7,727,951	8,489,814	9,062,900

	$10,648,928	$11,477,224	$12,327,700

Pledged securities and loans in which the creditor has the right by custom or contract to repledge are presented separately in the consolidated statements of condition.
Note 5 — Investment Securities Available-For-Sale
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities available-for-sale as of June 30, 2008, December 31, 2007 and June 30, 2007 were as follows:

	AS OF JUNE 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$461,404	$542	$1,195	$460,751
Obligations of U.S. Government sponsored entities	4,588,854	27,677	10,781	4,605,750
Obligations of Puerto Rico, States and political subdivisions	126,775	243	1,836	125,182
Collateralized mortgage obligations	1,626,202	3,487	21,079	1,608,610
Mortgage-backed securities	889,613	5,743	11,318	884,038
Equity securities	28,607	441	13,642	15,406
Others	2,590	—	—	2,590

	$7,724,045	$38,133	$59,851	$7,702,327

	AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$476,104	$3	$5,011	$471,096
Obligations of U.S. Government sponsored entities	5,450,028	52,971	5,885	5,497,114
Obligations of Puerto Rico, States and political subdivisions	103,206	470	2,184	101,492
Collateralized mortgage obligations	1,403,292	3,754	10,506	1,396,540
Mortgage-backed securities	1,017,302	4,690	11,864	1,010,128
Equity securities	33,299	690	36	33,953
Others	4,812	—	—	4,812

	$8,488,043	$62,578	$35,486	$8,515,135

	AS OF JUNE 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities	$500,193	—	$37,616	$462,577
Obligations of U.S. Government sponsored entities	6,016,206	—	174,448	5,841,758
Obligations of Puerto Rico, States and political subdivisions	117,372	$170	3,754	113,788
Collateralized mortgage obligations	1,544,362	6,122	18,435	1,532,049
Mortgage-backed securities	991,440	1,529	32,771	960,198
Equity securities	55,250	1,173	11,074	45,349
Others	17,940	809	—	18,749

	$9,242,763	$9,803	$278,098	$8,974,468

The table below shows the Corporation’s amortized cost, gross unrealized losses and market value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008, December 31, 2007 and June 30, 2007.

	AS OF JUNE 30, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$277,645	$1,195	$276,450
Obligations of U.S. Government sponsored entities	2,104,165	10,781	2,093,384
Obligations of Puerto Rico, States and political subdivisions	31,745	112	31,633
Collateralized mortgage obligations	923,625	10,626	912,999
Mortgage-backed securities	277,464	3,388	274,076
Equity securities	27,268	13,634	13,634

	$3,641,912	$39,736	$3,602,176

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$49,012	$1,724	$47,288
Collateralized mortgage obligations	218,656	10,453	208,203
Mortgage-backed securities	276,775	7,930	268,845
Equity securities	29	8	21

	$544,472	$20,115	$524,357

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$277,645	$1,195	$276,450
Obligations of U.S. Government sponsored entities	2,104,165	10,781	2,093,384
Obligations of Puerto Rico, States and political subdivisions	80,757	1,836	78,921
Collateralized mortgage obligations	1,142,281	21,079	1,121,202
Mortgage-backed securities	554,239	11,318	542,921
Equity securities	27,297	13,642	13,655

	$4,186,384	$59,851	$4,126,533

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$67,107	$185	$66,922
Obligations of Puerto Rico, States and political subdivisions	2,600	2	2,598
Collateralized mortgage obligations	349,084	2,453	346,631
Mortgage-backed securities	99,328	667	98,661
Equity securities	28	10	18

	$518,147	$3,317	$514,830

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,807,457	5,700	1,801,757
Obligations of Puerto Rico, States and political subdivisions	65,642	2,182	63,460
Collateralized mortgage obligations	430,034	8,053	421,981
Mortgage-backed securities	656,879	11,197	645,682
Equity securities	300	26	274

	$3,426,423	$32,169	$3,394,254

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$466,111	$5,011	$461,100
Obligations of U.S. Government sponsored entities	1,874,564	5,885	1,868,679
Obligations of Puerto Rico, States and political subdivisions	68,242	2,184	66,058
Collateralized mortgage obligations	779,118	10,506	768,612
Mortgage-backed securities	756,207	11,864	744,343
Equity securities	328	36	292

	$3,944,570	$35,486	$3,909,084

	AS OF JUNE 30, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$475,542	$13,283	$462,259
Obligations of Puerto Rico, States and political subdivisions	21,652	473	21,179
Collateralized mortgage obligations	189,570	2,077	187,493
Mortgage-backed securities	39,132	873	38,259
Equity securities	53,683	11,047	42,636

	$779,579	$27,753	$751,826

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$500,193	$37,616	$462,577
Obligations of U.S. Government sponsored entities	5,540,664	161,165	5,379,499
Obligations of Puerto Rico, States and political subdivisions	69,136	3,281	65,855
Collateralized mortgage obligations	647,337	16,358	630,979
Mortgage-backed securities	869,343	31,898	837,445
Equity securities	310	27	283

	$7,626,983	$250,345	$7,376,638

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

U.S. Treasury securities	$500,193	$37,616	$462,577
Obligations of U.S. Government sponsored entities	6,016,206	174,448	5,841,758
Obligations of Puerto Rico, States and political subdivisions	90,788	3,754	87,034
Collateralized mortgage obligations	836,907	18,435	818,472
Mortgage-backed securities	908,475	32,771	875,704
Equity securities	53,993	11,074	42,919

	$8,406,562	$278,098	$8,128,464

As of June 30, 2008, “Obligations of Puerto Rico, States and political subdivisions” include approximately $55 million in Commonwealth of Puerto Rico Appropriation Bonds (“Appropriation Bonds”) in the Corporation’s available-for-sale and held-to-maturity securities portfolios. The rating on these bonds by Moody’s Investors Service (“Moody’s”) is Ba1, one notch below investment grade, while Standard & Poor’s (“S&P”) rates them as investment grade. As of June 30, 2008, these Appropriation Bonds represented approximately $1.6 million in net unrealized losses in the Corporation’s investment securities available-for-sale portfolio. The Corporation is closely monitoring the political and economic situation of the Island as part of its evaluation of its available-for-sale portfolio for any declines in value that management may consider being other-than-temporary. Management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
The unrealized loss positions of available-for-sale securities as of June 30, 2008, except for the obligations of the Puerto Rico government described above and certain equity securities which have recently declined in value during 2008, are primarily associated with U.S. Agency and government sponsored-issued mortgage-backed securities and collateralized mortgage obligations. The vast majority of these securities are rated the equivalent of AAA by the major rating agencies. The investment portfolio is structured primarily with highly-liquid securities, which possess a large and efficient secondary market. Management believes that the unrealized losses in these available-for-sale securities as of June 30, 2008 are temporary and are substantially related to market interest rate fluctuations and not to the deterioration in the creditworthiness of the issuers. Also, management has the intent and ability to hold these investments for a reasonable period of time for a forecasted recovery of fair value up to (or beyond) the cost of these investments.
During the six months ended June 30, 2008, the Corporation recognized through earnings approximately $2.9 million in losses considered other-than-temporary on residual interests classified as available-for-sale. During the six months ended June 30, 2007, the Corporation recognized through earnings approximately $30.7 million in losses in residual interests classified as available-for-sale and $7.6 million in losses in equity securities that management considered to be other-than-temporarily impaired.
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

	June 30, 2008		December 31, 2007		June 30, 2007
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

FNMA	$1,137,288	$1,131,842	$1,132,834	$1,128,544	$1,261,541	$1,238,499
FHLB	4,506,509	4,521,314	5,649,729	5,693,170	6,069,496	5,897,748
Freddie Mac	816,570	810,182	918,976	913,609	1,011,125	996,046

Note 6 — Investment Securities Held-to-Maturity
The amortized cost, gross unrealized gains and losses and approximate market value (or fair value for certain investment securities where no market quotations are available) of investment securities held-to-maturity as of June 30, 2008, December 31, 2007 and June 30, 2007 were as follows:

	AS OF JUNE 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$34,084	—	$8	$34,076
Obligations of Puerto Rico, States and political subdivisions	185,852	$280	1,566	184,566
Collateralized mortgage obligations	267	—	15	252
Others	12,280	38	2	12,316

	$232,483	$318	$1,591	$231,210

	AS OF DECEMBER 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$395,974	$15	$1,497	$394,492
Obligations of Puerto Rico, States and political subdivisions	76,464	3,108	26	79,546
Collateralized mortgage obligations	310	—	17	293
Others	11,718	94	4	11,808

	$484,466	$3,217	$1,544	$486,139

	AS OF JUNE 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government sponsored entities	$340,323	$13	$36	$340,300
Obligations of Puerto Rico, States and political subdivisions	72,406	441	374	72,473
Collateralized mortgage obligations	354	—	19	335
Others	16,396	39	7	16,428

	$429,479	$493	$436	$429,536

The following table shows the Corporation’s amortized cost, gross unrealized losses and fair value of investment securities held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008, December 31, 2007 and June 30, 2007:

	AS OF JUNE 30, 2008
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$34,085	$8	$34,077
Obligations of Puerto Rico, States and political subdivisions	41,694	1,566	40,128

	$75,779	$1,574	$74,205

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$267	$15	$252
Others	1,000	2	998

	$1,267	$17	$1,250

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$34,085	$8	$34,077
Obligations of Puerto Rico, States and political subdivisions	41,694	1,566	40,128
Collateralized mortgage obligations	267	15	252
Others	1,000	2	998

	$77,046	$1,591	$75,455

	AS OF DECEMBER 31, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Others	1,250	1	1,249

	$199,262	$1,524	$197,738

	12 months or more
	Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Collateralized mortgage obligations	$310	$17	$293
Others	1,250	3	1,247

	$1,560	$20	$1,540

	Total
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$196,129	$1,497	$194,632
Obligations of Puerto Rico, States and political subdivisions	1,883	26	1,857
Collateralized mortgage obligations	310	17	293
Others	2,500	4	2,496

	$200,822	$1,544	$199,278

	AS OF JUNE 30, 2007
	Less than 12 months
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$240,336	$36	$240,300
Obligations of Puerto Rico, States and political subdivisions	20,995	223	20,772
Others	250	2	248

	$261,581	$261	$261,320

	12 months or more
		Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of Puerto Rico, States and political subdivisions	$24,545	$151	$24,394
Collateralized mortgage obligations	354	19	335
Others	1,250	5	1,245

	$26,149	$175	$25,974

	Total
	Gross
	Amortized	Unrealized	Market
(In thousands)	Cost	Losses	Value

Obligations of U.S. Government sponsored entities	$240,336	$36	$240,300
Obligations of Puerto Rico, States and political subdivisions	45,540	374	45,166
Collateralized mortgage obligations	354	19	335
Others	1,500	7	1,493

	$287,730	$436	$287,294

Management believes that the unrealized losses in the held-to-maturity portfolio as of June 30, 2008 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuers. Management has the intent and ability to hold these investments until maturity.
Note 7 — Mortgage Servicing Rights and Residual Interests on Transfers of Mortgage Loans
The Corporation recognizes as assets the rights to service loans for others, whether these rights are purchased or result from asset transfers (sales and securitizations).
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
Effective January 1, 2007, upon the remeasurement of the MSRs at fair value in accordance with SFAS No. 156, the Corporation recorded a cumulative effect adjustment to increase the 2007 beginning balance of MSRs by $15.3 million, which resulted in a $9.6 million, net of tax, increase in the retained earnings account of stockholders’ equity in 2007.
At the end of each quarter, the Corporation uses a discounted cash flow model to estimate the fair value of MSRs. The discounted cash flow model incorporates assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Prepayment speeds are adjusted for the Corporation’s loan characteristics and portfolio behavior.

The changes in MSRs measured using the fair value method for the six months ended June 30, 2008 and June 30, 2007 were:

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2008	$110,612	$81,012	$191,624
Purchases	2,986	—	2,986
Servicing from securitizations or asset transfers	15,521	—	15,521
Changes due to payments on loans (1)	(5,618)	(13,180)	(18,798)
Changes in fair value due to changes in valuation model inputs or assumptions	6,390	(11,568)	(5,178)

Fair value as of June 30, 2008	$129,891	$56,264	$186,155

(1)	Represents changes due to collection / realization of expected cash flows over time.

	Residential MSRs
(In thousands)	Banking subsidiaries	PFH	Total

Fair value at January 1, 2007	$91,431	$84,038	$175,469
Purchases	2,030	21,958	23,988
Servicing from securitizations or asset transfers	11,968	8,040	20,008
Changes due to payments on loans (1)	(4,561)	(16,837)	(21,398)
Changes in fair value due to changes in valuation model inputs or assumptions	3,887	(4,015)	(128)
Other changes	—	(66)	(66)

Fair value as of June 30, 2007	$104,755	$93,118	$197,873

(1)	Represents changes due to collection / realization of expected cash flows over time.

Residential mortgage loans serviced for others were $20.4 billion as of June 30, 2008 (December 31, 2007 — $20.5 billion; June 30, 2007 — $15.4 billion).
Net mortgage servicing fees, a component of other service fees in the consolidated statements of operations, include the changes from period to period in the fair value of the MSRs, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, representing changes due to collection / realization of expected cash flows.
The section below includes information on assumptions used in the valuation model of the MSRs, originated and purchased, as well as information on the residual interests derived from securitizations.

Popular Financial Holdings
Key economic assumptions used to estimate the fair value of residual interests and MSRs derived from PFH’s securitization transactions and the sensitivity of residual cash flows to immediate changes in those assumptions as of period end were as follows:

	June 30, 2008			December 31, 2007
		Originated MSRs			Originated MSRs
	Residual	Fixed-rate	ARM	Residual	Fixed-rate	ARM
(In thousands)	Interests	loans	loans	Interests	loans	loans

Carrying amount of retained interests (fair value)	$37,490	$41,109	$2,080	$45,009	$47,243	$11,335
Weighted average life of collateral	7.8 years	5.4 years	3.4 years	7.6 years	4.3 years	2.6 years
Weighted average prepayment speed (annual rate)	16.6% (Fixed-rate loans) 24.0% (ARM loans)	16.6%	24.0%	20.7% (Fixed-rate loans) 30.0% (ARM loans)	20.7%	30.0%
Impact on fair value of 10% adverse change	$3,428	($723)	$240	$5,031	($192)	$272
Impact on fair value of 20% adverse change	$6,820	($1,831)	$467	$6,766	($886)	$688
Weighted average discount rate (annual rate)	40.0%	17.0%	17.0%	40.0%	17.0%	17.0%
Impact on fair value of 10% adverse change	($2,756)	($1,452)	($18)	($2,884)	($1,466)	($225)
Impact on fair value of 20% adverse change	($5,159)	($2,808)	($36)	($5,427)	($2,846)	($441)
Cumulative credit losses	5.62% to 16.29%	—	—	3.35% to 11.03%	—	—
Impact on fair value of 10% adverse change	($7,527)	—	—	($8,829)	—	—
Impact on fair value of 20% adverse change	($14,359)	—	—	($15,950)	—	—

PFH, as servicer, collects prepayment penalties on a substantial portion of the underlying serviced loans. As such, an adverse change in the prepayment assumptions with respect to the MSRs could be partially offset by the benefit derived from the prepayment penalties estimated to be collected.
PFH also owns servicing rights purchased from other institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
	June 30, 2008		December 31, 2007

(In thousands)	Fixed-rate loans	ARM loans	Fixed-rate loans	ARM loans

Carrying amount of retained interests (fair value)	$9,416	$3,659	$7,808	$14,626
Weighted average life of collateral	6.6 years	3.5 years	4.7 years	3.4 years
Weighted average prepayment speed (annual rate)	14.1%	20.6%	18.3%	25.2%
Impact on fair value of 10% adverse change	($415)	($208)	($329)	($719)
Impact on fair value of 20% adverse change	($817)	($402)	($631)	($1,377)
Weighted average discount rate (annual rate)	17.0%	17.0%	17.0%	17.0%
Impact on fair value of 10% adverse change	($522)	($136)	($330)	($509)
Impact on fair value of 20% adverse change	($994)	($262)	($633)	($981)

Another key assumption used to estimate the fair value of PFH’s MSRs was the default/delinquency rate which varies by the delinquency bucket in which the particular loans are categorized. The sensitivity to changes in the default curve as of June 30, 2008 was as follows:

	Originated MSRs		Purchased MSRs

(In thousands)	Fixed-rate loans	ARM loans	Fixed-rate loans	ARM loans

Fair value	$41,109	$2,080	$9,416	$3,659
Impact on fair value of 10% adverse change	($1,235)	($1,408)	($315)	($1,978)
Impact on fair value of 20% adverse change	($2,471)	($2,795)	($630)	($3,935)

Banking subsidiaries
The Corporation’s banking subsidiaries retain servicing responsibilities on the sale of wholesale mortgage loans and under pooling / selling arrangements of mortgage loans into mortgage-backed securities, primarily GNMA and FNMA securities. Substantially all mortgage loans securitized by the banking subsidiaries have fixed rates. Under these servicing agreements, the banking subsidiaries do not earn significant prepayment penalty fees on the underlying loans serviced.
Key economic assumptions used in measuring the servicing rights retained at the date of the residential mortgage loan securitizations and whole loan sales by the banking subsidiaries during the quarter ended June 30, 2008 and year ended December 31, 2007 were:

	June 30, 2008	December 31, 2007

Prepayment speed	12.8%	9.5%
Weighted average life	7.8 years	10.6 years
Discount rate (annual rate)	11.5%	10.7%

Key economic assumptions used to estimate the fair value of MSRs derived from sales and securitizations of mortgage loans performed by the banking subsidiaries and the sensitivity of residual cash flows to immediate changes in those assumptions were as follows:

	Originated MSRs
(In thousands)	June 30, 2008	December 31, 2007

Fair value of retained interests	$105,235	$86,453
Weighted average life (in years)	12.4 years	12.5 years
Weighted average prepayment speed (annual rate)	8.1%	8.0%
Impact on fair value of 10% adverse change	($4,126)	($1,983)
Impact on fair value of 20% adverse change	($7,154)	($3,902)
Weighted average discount rate (annual rate)	11.49%	10.83%
Impact on fair value of 10% adverse change	($5,524)	($2,980)
Impact on fair value of 20% adverse change	($9,757)	($5,795)

The banking subsidiaries also own servicing rights purchased from other financial institutions. The fair value of purchased MSRs, their related valuation assumptions and the sensitivity to immediate changes in those assumptions as of period end were as follows:

	Purchased MSRs
(In thousands)	June 30, 2008	December 31, 2007

Fair value of retained interests	$24,656	$24,159
Weighted average life of collateral	12.3 years	12.4 years
Weighted average prepayment speed (annual rate)	8.2%	8.0%
Impact on fair value of 10% adverse change	($1,204)	($719)
Impact on fair value of 20% adverse change	($1,943)	($1,407)
Weighted average discount rate (annual rate)	13.1%	10.8%
Impact on fair value of 10% adverse change	($1,560)	($956)
Impact on fair value of 20% adverse change	($2,597)	($1,846)

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
Note 8 — Other Assets
The caption of other assets in the consolidated statements of condition consists of the following major categories:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Net deferred tax assets	$807,884	$525,369	$419,611
Trade receivables from brokers and counterparties	515,273	1,160	19,685
Securitization advances and related assets	299,519	168,599	106,123
Bank-owned life insurance program	219,867	215,171	210,333
Prepaid expenses	198,286	188,237	200,307
Investments under the equity method	108,008	89,870	82,620
Derivative assets	50,121	76,958	77,484
Others	256,884	191,630	181,437

Total	$2,455,842	$1,456,994	$1,297,600

Note 9 — Derivative Instruments and Hedging
Refer to Note 30 to the consolidated financial statements included in the 2007 Annual Report for a complete description of the Corporation’s derivative activities. The following represents the major changes that occurred in the Corporation’s derivative activities during the second quarter of 2008.
Cash Flow Hedges
Derivative financial instruments designated as cash flow hedges outstanding as of June 30, 2008 and December 31, 2007 were as follows:

As of June 30, 2008
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$180,900	$742	$354	$237	—

Liability Hedges
Interest rate swaps	$200,000	—	$4,517	($2,936)	—

As of December 31, 2007
(In thousands)	Notional amount	Derivative assets	Derivative liabilities	Equity OCI	Ineffectiveness

Asset Hedges
Forward commitments	$142,700	$169	$509	($207)	—

Liability Hedges
Interest rate swaps	$200,000	—	$3,179	($2,066)	—

The Corporation utilizes forward contracts to hedge the sale of mortgage-backed securities with duration terms over one month. Interest rate forward contracts are contracts for the delayed delivery of securities which the seller agrees to deliver on a specified future date at a specified price or yield. These forward contracts are used to hedge a forecasted transaction and thus qualify for cash flow hedge accounting in accordance with SFAS No. 133, as amended. Changes in the fair value of the derivatives are recorded in other comprehensive income. The amount included in accumulated other comprehensive income corresponding to these forward contracts is expected to be reclassified to earnings in the next twelve months. The contracts outstanding as of June 30, 2008 have a maximum remaining maturity of 84 days.

The Corporation also has designated as cash flow hedges, interest rate swap contracts that convert floating rate debt into fixed rate debt by minimizing the exposure to changes in cash flows due to higher interest rates. These interest rate swap contracts have a maximum remaining maturity of 9.3 months.

Non-Hedging Activities
Financial instruments designated as non-hedging derivatives outstanding as of June 30, 2008 and December 31, 2007 were as follows:

As of June 30, 2008
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$379,115	$1,383	$987
Interest rate swaps associated with:
- bond certificates offered in an on-balance sheet securitization	67,985	—	2,557
- swaps with corporate clients	963,773	—	23,969
- swaps offsetting position of corporate client swaps	963,773	23,969	—
Foreign currency and exchange rate commitments w/ clients	28	—	—
Foreign currency and exchange rate commitments w/ counterparty	28	—	—
Interest rate caps	214,500	803	—
Interest rate caps for benefit of corporate clients	114,500	—	802
Indexed options on deposits	198,307	21,156	—
Indexed options on S&P Notes	31,152	2,286	—
Bifurcated embedded options	214,766	—	24,784
Mortgage rate lock commitments	98,139	122	812

Total	$3,246,066	$49,719	$53,911

As of December 31, 2007
		Fair Values
(In thousands)	Notional amount	Derivative assets	Derivative liabilities

Forward contracts	$693,096	$74	$3,232
Interest rate swaps associated with:
- short-term borrowings	200,000	—	1,129
- bond certificates offered in an on-balance sheet securitization	185,315	—	2,918
- swaps with corporate clients	802,008	—	24,593
- swaps offsetting position of corporate client swaps	802,008	24,593	—
Credit default swap	33,463	—	—
Foreign currency and exchange rate commitments w/ clients	146	—	1
Foreign currency and exchange rate commitments w/ counterparty	146	2	—
Interest rate caps	150,000	27	—
Interest rate caps for benefit of corporate clients	50,000	—	18
Indexed options on deposits	211,267	45,954	—
Indexed options on S&P Notes	31,152	5,962	—
Bifurcated embedded options	218,327	—	50,227
Mortgage rate lock commitments	148,501	258	386

Total	$3,525,429	$76,870	$82,504

Interest Rates Swaps
The Corporation has an interest rate swap outstanding with a notional amount of $68 million to economically hedge the payments of certificates issued as part of a securitization. This swap is marked-to-market quarterly and recognized as part of interest expense. The Corporation recognized gains of $2.4 million for the second quarter and $0.4 million for the six months ended June 30, 2008 due to changes in the fair value of this swap. The Corporation recognized gains of $1.7 million for the second quarter and $1.9 million for the six months ended June 30, 2007 due to changes in its fair value.
In addition, the Corporation also utilizes interest rate swaps in its capacity as an intermediary on behalf of its customers. The Corporation minimizes its market risk and credit risk by taking offsetting positions under the same terms and conditions with credit limit approvals and monitoring procedures.
Interest Rate Caps

The Corporation has interest rate caps to economically hedge the exposure to rising interest rates of certain short-term borrowings. Additionally, the Corporation enters into interest rate caps as an intermediary on behalf of its customers and simultaneously takes offsetting positions with creditworthy counterparts under the same terms and conditions thus minimizing its market and credit risks.
Forward Contracts
The Corporation has loan sales commitments to economically hedge the changes in fair value of mortgage loans held-for-sale associated with interest rate lock commitments through both mandatory and best efforts forward sales agreements. These contracts are entered into in order to optimize the gain on sales of loans. These contracts are recognized at fair market value with changes directly reported in income as part of gain on sale of loans. For the quarter and six months ended June 30, 2008, gains of $1.1 million and $2.2 million, respectively, were recognized due to changes in fair value of these forward sales commitments. For the quarter and six months ended June 30, 2007, gains of $2.3 million and $1.6 million, respectively, were recognized due to changes in fair value of these forward sales commitments. Additionally, the Corporation has forward commitments to hedge the changes in fair value of certain MBS securities classified as trading securities. For the quarter and six months ended June 30, 2008, the Corporation recognized gains of $611 thousand and $1.4 million, respectively, due to changes in the fair value of these forward commitments, which were recognized as part of trading gains and losses. For the quarter and six months ended June 30, 2007, gains of $428 thousand and $259 thousand, respectively, were recognized due to changes in fair value of these forward commitments.
Mortgage Rate Lock Commitments
The Corporation has mortgage rate lock commitments to fund mortgage loans at interest rates previously agreed for a specified period of time. The mortgage rate lock commitments are accounted as derivatives pursuant to SFAS No. 133. These contracts are recognized at fair value with changes directly reported in income as part of gain on sale of loans. For the quarter and six months ended June 30, 2008, losses of $639 thousand and $562 thousand, respectively, were recognized due to changes in fair value of these commitments. For the quarter and six months ended June 30, 2007, the Corporation recognized losses of $2.3 million and $1.5 million, respectively, related to these commitments.
Note 10 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2008 and 2007, allocated by reportable segments, were as follows (refer to Note 24 for the definition of the Corporation’s reportable segments):

2008
	Balance at	Goodwill	Purchase accounting		Balance at
(In thousands)	January 1, 2008	acquired	adjustments	Other	June 30, 2008

Banco Popular de Puerto Rico:
Commercial Banking	$35,371	—	($115)	—	$35,256
Consumer and Retail Banking	136,407	—	(562)	—	135,845
Other Financial Services	8,621	$153	—	$3	8,777
Banco Popular North America:
Banco Popular North America	404,237	—	—	—	404,237
E-LOAN	—	—	—	—	—
Popular Financial Holdings	—	—	—	—	—
EVERTEC	46,125	1,000	—	(2,414)	44,711

Total Popular, Inc.	$630,761	$1,153	($677)	($2,411)	$628,826

2007
	Balance at	Goodwill		Balance at
(In thousands)	January 1, 2007	acquired	Other	June 30, 2007

Banco Popular de Puerto Rico:
Commercial Banking	$14,674	—	—	$14,674
Consumer and Retail Banking	34,999	—	—	34,999
Other Financial Services	4,391	$24	—	4,415
Banco Popular North America:
Banco Popular North America	404,237	—	—	404,237
E-LOAN	164,410			164,410
Popular Financial Holdings	—	—	—	—
EVERTEC	45,142	775	($183)	45,734

Total Popular, Inc.	$667,853	$799	($183)	$668,469

Purchase accounting adjustments consist of adjustments to the value of the assets acquired and liabilities assumed resulting from the completion of appraisals or other valuations, adjustments to initial estimates recorded for transaction costs, if any, and contingent consideration paid during a contractual contingency period. The purchase accounting adjustments during the six months ended June 30, 2008 at the BPPR reportable segment were mostly related to the acquisition of Citibank’s retail branches in Puerto Rico (acquisition completed in December 2007). The reduction in goodwill in the EVERTEC reportable segment during the six months ended June 30, 2008 was the result of the sale of substantially all assets of EVERTEC’s health processing division during the second quarter of 2008.
As of June 30, 2008, other than goodwill, the Corporation had $17 million of identifiable intangibles with indefinite useful lives (December 31, 2007 — $17 million; June 30, 2007 — $65 million).
The following table reflects the components of other intangible assets subject to amortization:

	June 30, 2008		December 31, 2007		June 30, 2007
	Gross	Accumulated	Gross	Accumulated	Gross	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization	Amount	Amortization

Core deposits	$66,040	$26,141	$66,381	$23,171	$71,629	$46,982

Other customer relationships	9,852	4,803	10,375	4,131	11,543	3,113

Other intangibles	8,219	6,150	8,164	5,385	9,146	4,534

Total	$84,111	$37,094	$84,920	$32,687	$92,318	$54,629

Certain core deposit intangibles with a gross amount of $699 thousand became fully amortized or written off during the six months ended June 30, 2008 and, as such, their gross amount and accumulated amortization were eliminated from the tabular disclosure presented above.
During the quarter and six months ended June 30, 2008, the Corporation recognized $2.5 million and $5.0 million, respectively, in amortization expense related to other intangible assets with definite lives (June 30, 2007 - $2.8 million and $5.8 million in the quarter and six months ended June 30, 2007, respectively).

The following table presents the estimated aggregate annual amortization expense of the intangible assets with definite lives for each of the following fiscal years:

(In thousands)
2008	$4,717
2009	8,332
2010	7,479
2011	6,125
2012	5,105
No significant events or circumstances have occurred during the quarter ended June 30, 2008 that would reduce the fair value of any reporting unit below its carrying amount.
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

•	Approximately $287 million of “owned-in-trust” loans and $287 million of bond certificates associated with PFH securitization activities that were outstanding as of December 31, 2007. The “owned-in-trust” loans are pledged as collateral for the bond certificates as a financing vehicle through on-balance sheet securitization transactions. These loan securitizations conducted by the Corporation did not meet the sale criteria under SFAS No. 140; accordingly, the transactions are treated as on-balance sheet securitizations for accounting purposes. Due to the terms of the transactions, particularly the existence of an interest rate swap agreement and to a lesser extent clean up calls, the Corporation was unable to recharacterize these loan securitizations as sales for accounting purposes in 2007. The “owned-in-trust” loans include first lien residential mortgage loans, closed-end second lien loans, mixed-use / multi-family loans (small commercial category) and manufactured housing loans. The majority of the portfolio is comprised of first lien residential mortgage loans.

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

		Cumulative effect
	January 1, 2008	adjustment to	January 1, 2008
	(Carrying value	January 1, 2008	fair value
	prior to	retained earnings-	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	($494,180)	$987,117

Notes payable (bond certificates)	($286,611)	$85,625	($200,986)

Pre-tax cumulative effect of adopting fair value option accounting		($408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		($261,831)

As of January 1, 2008, the Corporation eliminated $37 million in allowance for loan losses associated to the loan portfolio elected for fair value option accounting and recognized it as part of the cumulative effect adjustment.
The following table presents the differences as of June 30, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable for which the fair value option has been elected. Also, the table presents information of non-accruing loans accounted under the fair value option.

	Aggregate
	fair value	Aggregate
	as of	UPB as of	Unrealized
(In thousands)	June 30, 2008	June 30, 2008	(loss) gain

Loans	$844,892	$1,345,573	($500,681)

Loans past due 90 days or more	$110,433	$194,767	($84,334)

Non-accrual loans (1)	$110,433	$194,767	($84,334)

Notes payable (bond certificates)	($173,725)	($253,541)	$79,816

(1)	It is the Corporation’s policy to recognize interest income separately from other changes in fair value. Interest income is included as part of net interest income in the consolidated statement of operations and is based on the note’s contractual rate. Interest income is reversed, if necessary, in accordance with the Corporation’s non-accruing policy for each particular loan type.

During the quarter and six-months ended June 30, 2008, the Corporation recognized $31.0 million and $32.7 million, respectively, in estimated net losses attributable to changes in the fair value of loans, including net losses attributable to changes in instrument-specific credit spreads. These estimated net losses were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations. The change in fair value included estimated losses of $6.9 million for the quarter and $43.5 million for the six months ended June 30, 2008 that were attributable to changes in instrument-specific credit spreads. Instrument-specific credit spreads were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates.
During the quarter and six months ended June 30, 2008, the Corporation recognized $4.9 million and $6.2 million, respectively, in estimated net losses attributable to changes in the fair value of notes payable (bond certificates), including changes in instrument-specific credit spreads. The estimated net losses were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations. The change in fair value included estimated losses of $5.3 million for the quarter and $10.0 million for the six months ended June 30, 2008 that were attributable to changes in instrument-specific credit spreads.
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
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels in order to increase consistency and comparability in fair value measurements and disclosures. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for the fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3- Inputs are unobservable and significant to the fair value measurement. Unobservable inputs reflect the Corporation’s own assumptions about assumptions that market participants would use in pricing the asset or liability.
The Corporation maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Fair value is based upon quoted market prices when available. If listed price or quotes are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include amounts that reflect counterparty credit quality, the Corporation’s credit standing, constraints on liquidity and unobservable parameters that are applied consistently.
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

Fair Value on a Recurring Basis
The following fair value hierarchy table presents information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	At June 30, 2008
	Quoted prices in
	active markets
	for identical	Significant other	Significant
	assets or	observable	unobservable	Balance as of
	liabilities	inputs	inputs	June 30,
(In millions)	Level 1	Level 2	Level 3	2008

Assets

Investment securities available-for-sale	$10	$7,651	$41	$7,702
Trading account securities	—	154	345	499
Loans measured at fair value (SFAS No. 159)	—	—	845	845
Derivatives	—	51	—	51
Mortgage servicing rights	—	—	186	186

Total	$10	$7,856	$1,417	$9,283

Liabilities

Notes payable measured at fair value (SFAS No. 159)	—	—	($174)	($174)
Derivatives	—	($59)	—	(59)

Total	—	($59)	($174)	($233)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter and six months ended June 30, 2008:

	Quarter ended June 30, 2008
							Changes in
							unrealized
							gains
							(losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
	Balance	Gains	included in	in accrued	paydowns		liabilities
	as of	(losses)	other	interest	and	Balance as	still held
	March 31,	included in	comprehensive	receivable	maturities	of June 30,	as of June
(In millions)	2008	earnings	income	/ payable	(net)	2008	30, 2008

Assets

Investment securities available-for-sale (e)	$42	—	—	—	($1)	$41	—	(a)
Trading account securities	280	$2	—	—	63	345	($1)	(b)
Loans measured at fair value (SFAS No. 159)	927	(31)	—	($1)	(50)	845	(9)	(c)
Mortgage servicing rights	184	(9)	—	—	11	186	(1)	(d)

Total	$1,433	($38)	—	($1)	$23	$1,417	($11)

Liabilities

Notes payable measured at fair value (SFAS No. 159)	($186)	($5)	—	—	$17	($174)	($5	)(c)

Total	($186)	($5)	—	—	$17	($174)	($5)

(a)	Gains (losses) are included in “Net (loss) gain on sale and valuation adjustments of investment securities” in the statement of operations.

(b)	Gains (losses) are included in “Trading account profit (loss)” in the statement of operations.

(c)	Gains (losses) are included in “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the statement of operations.

(d)	Gains (losses) are included in “Other service fees” in the statement of operations.

(e)	Other-than-temporary impairment on residual interests classified as available-for-sale amounted to $0.6 million and is classified as realized losses.

	Six months ended June 30, 2008
							Changes in
							unrealized
							gains
							(losses)
					Purchases,		included in
					sales,		earnings
				Increase	issuances,		related to
			Gains (losses)	(decrease)	settlements,		assets and
	Balance	Gains	included in	in accrued	paydowns		liabilities
	as of	(losses)	other	interest	and	Balance as	still held
	January 1,	included in	comprehensive	receivable	maturities	of June 30,	as of June
(In millions)	2008	earnings	income	/ payable	(net)	2008	30, 2008

Assets

Investment securities available-for-sale (e)	$43	$(2)	$1	—	$(1)	$41	— (a)
Trading account securities	273	—	—	—	72	345	$(7) (b)
Loans measured at fair value (SFAS No. 159)	987	(33)	—	$(2)	(107)	845	15 (c)
Mortgage servicing rights	192	(24)	—	—	18	186	(5) (d)

Total	$1,495	$(59)	$1	$(2)	$(18)	$1,417	$3

Liabilities

Notes payable measured at fair value (SFAS No. 159)	$(201)	$(6)	—	—	$33	$(174)	$(6) (c)

Total	$(201)	$(6)	—	—	$33	$(174)	$(6)

(a)	Gains (losses) are included in “Net (loss) gain on sale and valuation adjustments of investment securities” in the statement of operations.

(b)	Gains (losses) are included in “Trading account profit (loss)” in the statement of operations.

(c)	Gains (losses) are included in “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the statement of operations.

(d)	Gains (losses) are included in “Other service fees” in the statement of operations.

(e)	Other-than-temporary impairment on residual interests classified as available-for-sale amounted to $2.9 million and is classified as realized losses.

There were no transfers in and / or out of Level 3 for financial instruments measured at fair value on a recurring basis during the quarter and six months ended June 30, 2008.
Gains and losses (realized and unrealized) included in earnings for the quarter and six months ended June 30, 2008 for Level 3 assets and liabilities included in the previous tables are reported in the consolidated statement of operations as follows:

	Quarter ended June 30, 2008
		Change in unrealized gains
		or losses relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Interest income	$4	—
Other service fees	(9)	$(1)
Net loss on sale and valuation adjustments of investment securities	(1)	—
Trading account loss	(1)	(1)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(36)	(14)

Total	$(43)	$(16)

	Six months ended June 30, 2008
		Change in unrealized gains
		or losses relating to assets /
	Total gains (losses)	liabilities still held at
(In millions)	included in earnings	reporting date

Interest income	$9	—
Other service fees	(24)	($5)
Net loss on sale and valuation adjustments of investment securities	(3)	—
Trading account loss	(8)	(7)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(39)	9

Total	$(65)	($3)

Additionally, the Corporation may be required to measure certain assets at fair value on a nonrecurring basis in accordance with accounting principles generally accepted. The adjustments to fair value usually result from the application of lower of cost or market accounting, identification of impaired loans requiring specific reserves under SFAS No. 114, or write-downs of individual assets. The following table presents those financial assets that were subject to a fair value measurement on a non-recurring basis during the six months ended June 30, 2008 and which are still included in the consolidated statement of condition as of June 30, 2008. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting period.

	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
(In millions)	Level 1	Level 2	Level 3	Total

Assets

Loans (1)	—	—	$426	$426

Loans held-for-sale (2)	—	—	5	5

(1)	Relates mostly to certain impaired collateral dependent loans. The impairment was measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118).

(2)	Relates to lower of cost or market adjustments on transfers from loans held-in-portfolio to loans held-for-sale.

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
Trading Account Securities and Investment Securities Available-for-Sale
•	U.S. Treasury securities: The fair value of U.S. Treasury securities is based on yields that are interpolated from the constant maturity treasury curve. These securities are classified as Level 2.

•	Obligations of U.S. Government sponsored entities: The Obligations of U.S. Government sponsored entities include U.S agency securities. The fair value of U.S. agency securities, except for structured notes, is based on an active exchange market and is based on quoted market prices for similar securities. The U.S. agency securities are classified as Level 2. U.S. agency structured notes are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which the fair value incorporates an option adjusted spread in deriving their fair value. These securities are classified as Level 2.

•	Obligations of Puerto Rico, States and political subdivisions: Obligations of Puerto Rico, States and political subdivisions include municipal bonds. The bonds are segregated and the like characteristics divided into specific sectors. Market inputs used in the evaluation process include all or some of the following: trades, bid price or spread, two sided markets, quotes, benchmark curves including but not limited to Treasury benchmarks, LIBOR and swap curves, market data feeds such as MSRB, discount and capital rates, and trustee reports. The municipal bonds are classified as Level 2.

•	Mortgage-backed securities: Certain agency mortgage-backed securities (“MBS”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector. Their fair value incorporates an option adjusted spread. The agency MBS are classified as Level 2. Other agency MBS such as GNMA Puerto Rico Serials are priced using an internally-prepared pricing matrix with quoted prices from local brokers dealers. These particular MBS are classified as Level 3.

•	Collateralized mortgage obligations: Agency and private collateralized mortgage obligations (“CMOs”) are priced based on a bond’s theoretical value from similar bonds defined by credit quality and market sector and for which fair value incorporates an option adjusted spread. The option adjusted spread model includes prepayment and volatility assumptions, ratings (whole loans collateral) and spread adjustments. These investment securities are classified as Level 2.

•	Equity securities: Equity securities with quoted market prices obtained from an active exchange market are classified as Level 1.

•	Corporate securities and mutual funds: Quoted prices for these security types are obtained from broker dealers. Given that the quoted prices are for similar instruments or do not trade in highly liquid markets, the corporate securities and mutual funds are classified as Level 2. The important variables in determining the prices of Puerto Rico tax-exempt mutual fund shares are net asset value, dividend yield and type of assets in the fund. All funds trade based on a relevant dividend yield taking into consideration the aforementioned variables. In addition, demand and supply also affect the price. Corporate securities that trade less frequently are classified as Level 3.

•	Residual interests: Residual interests do not trade in an active market with readily observable prices and, based on their valuation methodology, are classified as Level 3. The estimated fair value of the residual interests associated to PFH’s securitizations is determined by using a cash flow valuation model to calculate the present value of projected future cash flows. All economic assumptions are internally-developed (internal-based valuation). The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, anticipated prepayment speeds, delinquency and loss rates. The assumptions used are drawn from a combination of internal and external data sources.
Derivatives
Interest rate swaps, interest rate caps and index options are traded in over-the-counter active markets. These derivatives are indexed to an observable interest rate benchmark, such as LIBOR or equity indexes, and are priced using present value and option pricing models using observable inputs. The derivatives are substantially classified as Level 2. Other derivatives that are exchange-traded, such as futures and options, or that are liquid and have quoted prices, such as forward contracts or TBA’s, are classified as Level 2.
Mortgage servicing rights
Mortgage servicing rights (“MSRs”) do not trade in an active market with readily observable prices. MSRs are priced internally using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayments assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Due to the unobservable nature of certain valuation inputs, the MSRs are classified as Level 3.

Loans held-in-portfolio considered impaired under SFAS No. 114 that are collateral dependent
The impairment is measured based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of SFAS No. 114 (as amended by SFAS No. 118). Currently, the associated loans considered impaired as of June 30, 2008 are classified as Level 3.
Loans measured at fair value pursuant to SFAS No. 159
The fair value of loans measured at fair value pursuant to the SFAS No. 159 election was estimated using discounted cash flow analyses that incorporate assumptions or considerations such as prepayment rates, credit loss estimates, delinquency rates, loss severities, among others. Due to the subprime characteristics of the loan portfolio measured at fair value, the lack of trading activity in that market, and the nature of the valuation inputs, these loans are classified as Level 3. The assumptions used in the valuations were validated by management with market data and other pricing indicators obtained from other sources.
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

Note 13 — Borrowings
The composition of federal funds purchased and assets sold under agreements to repurchase was as follows:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Federal funds purchased	$625,000	$303,492	$1,430,952
Assets sold under agreements to repurchase	4,113,677	5,133,773	4,224,984

	$4,738,677	$5,437,265	$5,655,936

Other short-term borrowings consisted of:

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Advances with the FHLB paying interest monthly at fixed rates (June 30, 2007 - 5.24% to 5.44%)	—	$72,000	$305,000

Advances with the FHLB paying interest at maturity at fixed rates ranging from 2.23% to 2.40%	$675,000	570,000	—

Advances under credit facilities with other institutions at fixed rates ranging from 2.50% to 2.94% (June 30, 2007 — 5.35% to 5.50%)	214,000	487,000	262,675

Commercial paper paying interest at fixed rates (June 30, 2007 - 4.75% to 5.37%)	—	7,329	264,239

Term notes purchased paying interest at maturity at fixed rates ranging from 2.20% to 3.40%	6,453	—	—

Term funds purchased at:
-fixed rates ranging from 2.26% to 2.45% (June 30, 2007 — 5.28% to 5.38%)	439,000	280,000	2,065,000
-a floating rate of 0.08% over the fed funds rate	—	—	400,000

Other	2,757	85,650	87,191

	$1,337,210	$1,501,979	$3,384,105

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date. Fed funds rate at June 30, 2008 was 2.50% and 5.38% at June 30, 2007.

Notes payable consisted of:

	June 30,		December 31,	June 30,
(In thousands)	2008		2007	2007

Advances with the FHLB:
-with maturities ranging from 2008 through 2018 paying interest at fixed rates ranging from 2.67% to 6.98% (June 30, 2007 — 3.07% to 6.98%)	$1,026,817		$813,958	$204,195
-maturing in 2008 paying interest monthly at a floating rate of 0.0075% over the 1-month LIBOR rate	—		250,000	250,000

Advances under revolving lines of credit maturing in 2007 paying interest monthly at a floating rate of 0.90% over the 1-month LIBOR rate	—		—	362,787

Advances under revolving lines of credit with maturities ranging from 2008 to 2009 paying interest quarterly at floating rates ranging from 0.20% to 0.27% (June 30, 2007 — 0.20% to 0.35%) over the 3-month LIBOR rate	85,000		110,000	124,997

Term notes maturing in 2030 paying interest monthly at fixed rates ranging from 3.00% to 6.00%	3,100		3,100	3,100

Term notes with maturities ranging from 2008 to 2013 paying interest semiannually at fixed rates ranging from 3.88% to 6.85% (June 30, 2007 — 3.35% to 5.65%)	1,519,021		2,038,259	2,014,659

Term notes with maturities ranging from 2008 to 2013 paying interest monthly at a floating rate of 3.00% over the 10-year U.S. Treasury note rate	5,358		6,805	8,168

Term notes maturing in 2009 paying interest quarterly at a floating rate of 0.40% (June 30, 2007 — 0.35% to 0.40%) over the 3-month LIBOR rate	199,822		199,706	349,504

Secured borrowings with maturities ranging from 2009 to 2032 paying interest monthly at fixed rates ranging from 6.04% to 7.04% (June 30, 2007 — 3.86% to 7.12%)	35,224	*	59,241	2,489,329

Secured borrowings with maturities ranging from 2008 to 2046 paying interest monthly at floating rates ranging from 2.53% to 3.38% (June 30, 2007 — 0.05% to 3.50%) over the 1-month LIBOR rate	138,501	*	227,743	1,352,710

Notes linked to the S&P 500 Index maturing in 2008	32,838		36,498	38,118

Junior subordinated deferrable interest debentures with maturities ranging from 2027 to 2034 with fixed interest rates ranging from 6.13% to 8.33% (Refer to Note 14)	849,672		849,672	849,672

Other	29,019		26,370	21,399

	$3,924,372		$4,621,352	$8,068,638

Note: Refer to the Corporation’s Form 10-K for the year ended December 31, 2007, for rates and maturity information corresponding to the borrowings outstanding as of such date. Key index rates as of June 30, 2008 and June 30, 2007, respectively, were as follows: 1-month LIBOR = 2.46% and 5.32%; 3-month LIBOR rate = 2.78% and 5.36%; 10-year U.S. Treasury note = 3.97% and 5.03%.
*	These secured borrowings are measured at fair value as of June 30, 2008 pursuant to the fair value option election under SFAS No. 159.

Note 14 — Trust Preferred Securities
As of June 30, 2008 and 2007, the Corporation had established four trusts for the purpose of issuing trust preferred securities (the “capital securities”) to the public. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts (the “common securities”), were used by the trusts to purchase junior subordinated deferrable interest debentures (the “junior subordinated debentures”) issued by the Corporation. The sole assets of the trusts consisted of the junior subordinated debentures of the Corporation and the related accrued interest receivable. These trusts are not consolidated by the Corporation under the provisions of FIN No. 46(R).
The junior subordinated debentures are included by the Corporation as notes payable in the consolidated statements of condition, while the common securities issued by the issuer trusts are included as other investment securities. The common securities of each trust are wholly-owned, or indirectly wholly-owned, by the Corporation.
Financial data pertaining to the trusts follows:

(In thousands, including reference notes)

			Popular North
	BanPonce	Popular Capital	America Capital	Popular Capital
Issuer	Trust I	Trust I	Trust I	Trust II

Issuance date	February 1997	October 2003	September 2004	November 2004
Capital securities	$144,000	$300,000	$250,000	$130,000
Distribution rate	8.327%	6.700%	6.564%	6.125%
Common securities	$4,640	$9,279	$7,732	$4,021
Junior subordinated debentures aggregate liquidation amount	$148,640	$309,279	$257,732	$134,021
Stated maturity date	February 2027	November 2033	September 2034	December 2034
Reference notes	(a),(c),(e),(f),(g)	(b),(d),(f)	(a),(c),(f)	(b),(d),(f)

(a)	Statutory business trust that is wholly-owned by Popular North America (“PNA”) and indirectly wholly-owned by the Corporation.

(b)	Statutory business trust that is wholly-owned by the Corporation.

(c)	The obligations of PNA under the junior subordinated debentures and its guarantees of the capital securities under the trust are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(d)	These capital securities are fully and unconditionally guaranteed on a subordinated basis by the Corporation to the extent set forth in the applicable guarantee agreement.

(e)	The original issuance was for $150,000. In 2003, the Corporation reacquired $6,000 of the 8.327% capital securities.

(f)	The Corporation has the right, subject to any required prior approval from the Federal Reserve, to redeem after certain dates or upon the occurrence of certain events mentioned below, the junior subordinated debentures at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption. The maturity of the junior subordinated debentures may be shortened at the option of the Corporation prior to their stated maturity dates (i) on or after the stated optional redemption dates stipulated in the agreements, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of a tax event, an investment company event or a capital treatment event as set forth in the indentures relating to the capital securities, in each case subject to regulatory approval. A capital treatment event would include a change in the regulatory capital treatment of the capital securities as a result of the recent accounting changes affecting the criteria for consolidation of variable interest entities such as the trust under FIN 46(R).

(g)	Same as (f) above, except that the investment company event does not apply for early redemption.

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
On May 28, 2008, the Corporation closed the public offering of its Series B Preferred Stock pursuant to an Underwriting Agreement, dated May 22, 2008. The Corporation issued 16,000,000 shares of Series B Preferred Stock at a purchase price of $25.00 per share.
The Corporation’s preferred stock outstanding at June 30, 2008 consists of:
•	6.375% non-cumulative monthly income preferred stock, 2003 Series A. These shares of preferred stock are perpetual, nonconvertible and are redeemable solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on March 31, 2008. The redemption price per share is $25.50 from March 31, 2008 through March 30, 2009, $25.25 from March 31, 2009 through March 30, 2010 and $25.00 from March 31, 2010 and thereafter.

•	8.25% non-cumulative monthly income preferred stock, 2008 Series B. These shares of preferred stock are perpetual, nonconvertible and are redeemable, in whole or in part, solely at the option of the Corporation with the consent of the Board of Governors of the Federal Reserve System beginning on May 28, 2013. The redemption price per share is $25.50 from May 28, 2013 through May 28, 2014, $25.25 from May 28, 2014 through May 28, 2015 and $25.00 from May 28, 2015 and thereafter.
The Banking Act of the Commonwealth of Puerto Rico requires that a minimum of 10% of BPPR’s net income for the year be transferred to a statutory reserve account until such statutory reserve equals the total of paid-in capital on common and preferred stock. Any losses incurred by a bank must first be charged to retained earnings and then to the reserve fund. Amounts credited to the reserve fund may not be used to pay dividends without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The failure to maintain sufficient statutory reserves would preclude BPPR from paying dividends. BPPR’s statutory reserve fund totaled $374 million as of June 30, 2008 (December 31, 2007 — $374 million; June 30, 2007 — $346 million). There were no transfers between the statutory reserve account and the retained earnings account during the quarter and six months ended June 30, 2008 and 2007.
Note 16 — Commitments and Contingencies
Commercial letters of credit and stand-by letters of credit amounted to $21 million and $163 million, respectively, as of June 30, 2008 (December 31, 2007 — $26 million and $174 million; June 30, 2007 — $15 million and $181 million). There were also other commitments outstanding and contingent liabilities, such as commitments to extend credit.
As of June 30, 2008, the Corporation recorded a liability of $607 thousand (December 31, 2007 - $636 thousand; June 30, 2007 — $753 thousand), which represents the fair value of the obligations undertaken in issuing the guarantees under stand-by letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and are recognized over the commitment period. The liability was included as part of “other liabilities” in the consolidated statements of condition. The stand-by letters of credit were issued to guarantee the performance of various customers to third parties. The contract amounts in stand-by letters of credit outstanding represent the maximum potential amount of future payments the Corporation could be required to make under the guarantees in the event of nonperformance by the customers. These stand-by letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Corporation’s stand-by letters of credit are generally secured, and in the event of nonperformance by the customers, the Corporation has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
Popular, Inc. at the holding company (“PIHC”) fully and unconditionally guarantees certain borrowing obligations issued by certain of its wholly-owned consolidated subsidiaries, which aggregated to $2.5 billion as of June 30, 2008

(December 31, 2007 — $2.9 billion and June 30, 2007 - $3.4 billion). In addition, as of June 30, 2008, PIHC fully and unconditionally guaranteed $824 million of capital securities (December 31, 2007 and June 30, 2007 — $824 million) issued by four wholly-owned issuing trust entities that have been deconsolidated pursuant to FIN No. 46R.
The Corporation is a defendant in a number of legal proceedings arising in the normal course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a material adverse effect on the Corporation’s financial position or results of operations.
Note 17 — Other Service Fees
The caption of other service fees in the consolidated statements of operations consists of the following major categories:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Credit card fees and discounts	$27,282	$24,999	$54,526	$48,523
Debit card fees	26,340	16,855	51,710	32,956
Insurance fees	13,507	14,720	26,202	27,669
Processing fees	13,158	11,677	25,543	23,789
Sale and administration of investment products	8,079	7,311	19,076	14,571
Mortgage servicing fees, net of amortization and fair value adjustments	11,868	4,641	18,817	10,869
Other fees	9,845	9,387	19,672	19,062

Total	$110,079	$89,590	$215,546	$177,439

Note 18 — Pension and Postretirement Benefits
The Corporation has noncontributory defined benefit pension plans and supplementary benefit pension plans for regular employees of certain of its subsidiaries.
The components of net periodic pension cost for the quarters and six months ended June 30, 2008 and 2007 were as follows:

	Pension Plans				Benefit Restoration Plans
	Quarters ended		Six months ended		Quarters ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$2,315	$2,639	$4,630	$5,745	$182	$220	$364	$457
Interest cost	8,611	7,959	17,222	15,932	461	419	922	839
Expected return on plan assets	(10,169)	(10,533)	(20,338)	(21,057)	(420)	(368)	(840)	(736)
Amortization of prior service cost	67	52	134	104	(13)	(13)	(26)	(26)
Amortization of net loss	—	—	—	—	172	247	343	495

Net periodic cost	824	117	1,648	724	382	505	763	1,029
Curtailment gain	—	—	—	(246)	—	—	—	(258)

Total cost	$824	$117	$1,648	$478	$382	$505	$763	$771

For the six months ended June 30, 2008, contributions made to the pension and restoration plans amounted to approximately $0.8 million. The total contributions expected to be paid during the year 2008 for the pension and restoration plans amount to approximately $5.2 million.

The Corporation also provides certain health care benefits for retired employees of certain subsidiaries. The components of net periodic postretirement benefit cost for the quarters and six months ended June 30, 2008 and 2007 were as follows:

	Quarters ended		Six months ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Service cost	$485	$578	$970	$1,156
Interest cost	1,967	1,889	3,934	3,778
Amortization of prior service cost	(262)	(261)	(524)	(523)

Total net periodic cost	$2,190	$2,206	$4,380	$4,411

For the six months ended June 30, 2008, contributions made to the postretirement benefit plan amounted to approximately $2.8 million. The total contributions expected to be paid during the year 2008 for the postretirement benefit plan amount to approximately $6.3 million.
Note 19 — Restructuring Plans
PFH Branch Network Restructuring Plan
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit its subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). PFH continues to hold a $1.2 billion maturing loan portfolio as of June 30, 2008. The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General Financial (“American General”). The gain on sale of loans and valuation adjustments on loans held-for-sale associated to this portfolio approximated $47.4 million for the six months ended June 30, 2008. American General hired certain of Equity One’s consumer services employees and retained certain branch locations. During the quarter ended March 31, 2008, Equity One closed substantially all branches not assumed by American General. Full-time equivalent employees at the PFH reportable segment were 321 as of June 30, 2008, compared with 932 as of June 30, 2007. PFH continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and to carry a maturing loan portfolio.
During the quarter and six months ended June 30, 2008 and as part of this particular restructuring plan, the Corporation incurred (reversed) certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended	Six months ended
(In thousands)	June 30, 2008	June 30, 2008

Personnel costs	$412	$8,405	(a)
Net occupancy expenses	(845)	5,905	(b)
Equipment expenses	—	675
Communications	—	590
Other operating expenses	—	1,021	(c)

Total restructuring charges	($433)	$16,596

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs
Also, during the fourth quarter of 2007, and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.

As of June 30, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029
June 30, 2008	—	(433)	(433)

Total	$1,892	$16,596	$18,488

The following table presents the changes during 2008 in the reserve for restructuring costs associated with the PFH Branch Network Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	—
Charges in quarter ended March 31, 2008	$17,029
Cash payments	(4,728)

Balance at March 31, 2008	$12,301
Charges in quarter ended June 30, 2008	412
Cash payments	(7,913)
Reversals	(845)

Balance as of June 30, 2008	$3,955

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
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and second quarter of 2008.
The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Payments	(4,628)
Reversals	(301)

Balance at March 31, 2008	3,879
Payments	(936)

Balance as of June 30, 2008	$2,943

The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment.

Note 20 — Income Taxes
The reconciliation of unrecognized tax benefits, including accrued interest, was as follows:

(In millions)

Balance as of January 1, 2008	$22.2
Additions for tax positions January — March 2008	1.4

Balance as of March 31, 2008	23.6
Additions for tax positions April — June 2008	4.4

Balance as of June 30, 2008	$28.0

As of June 30, 2008, the related accrued interest approximated $3.6 million (June 30, 2007 — $2.8 million). Management determined that as of June 30, 2008 and 2007 there was no need to accrue for the payment of penalties.
After consideration of the effect on U.S. federal tax of unrecognized U.S. state tax benefits, the total amount of unrecognized tax benefits, including U.S. and Puerto Rico, that if recognized, would affect the Corporation’s effective tax rate, was approximately $26.7 million as of June 30, 2008 (June 30, 2007 — $23.2 million).
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
The Corporation and its subsidiaries file income tax returns in Puerto Rico, the U.S. federal jurisdiction, various U.S. states and political subdivisions, and foreign jurisdictions. As of June 30, 2008, the following years remain subject to examination in the U.S. Federal jurisdiction: 2006 and thereafter; and in the Puerto Rico jurisdiction, 2003 and thereafter. The U.S. Internal Revenue Service (“IRS”) commenced an examination of the Corporation’s U.S. operations tax return for 2006. As of June 30, 2008, the IRS has not proposed any adjustment as a result of the audit. Although the outcomes of the tax audits are uncertain, the Corporation believes that adequate amounts of tax and interest have been provided for any adjustments that are expected to result from open years. The Corporation does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
Note 21 — Stock-Based Compensation
The Corporation maintained a Stock Option Plan (the “Stock Option Plan”), which permitted the granting of incentive awards in the form of qualified stock options, incentive stock options, or non-statutory stock options of the Corporation. In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan (the “Incentive Plan”), which replaced and superseded the Stock Option Plan. Nevertheless, all outstanding award grants under the Stock Option Plan continue to remain in effect as of June 30, 2008 under the original terms of the Stock Option Plan.
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

The following table presents information on stock options outstanding as of June 30, 2008:

(Not in thousands)

			Weighted-Average
		Weighted-Average	Remaining Life of	Options	Weighted-Average
Exercise Price	Options	Exercise Price of	Options Outstanding	Exercisable	Exercise Price of
Range per Share	Outstanding	Options Outstanding	In Years	(fully vested)	Options Exercisable

$14.39 – $18.50	1,509,952	$15.81	4.23	1,508,752	$15.80
$19.25 – $27.20	1,547,327	$25.24	5.99	1,229,760	$25.05

$14.39 – $27.20	3,057,279	$20.58	5.12	2,738,512	$19.96

The aggregate intrinsic value of options outstanding as of June 30, 2008 was $2.1 million (June 30, 2007 — $12.6 million). There was no intrinsic value of options exercisable as of June 30, 2008 (June 30, 2007 — $1.0 million).
The following table summarizes the stock option activity and related information:

	Options	Weighted-Average
(Not in thousands)	Outstanding	Exercise Price

Outstanding at January 1, 2007	3,144,799	$20.65
Granted	—	—
Exercised	(10,064)	15.83
Forfeited	(19,063)	25.50
Expired	(23,480)	20.08

Outstanding as of December 31, 2007	3,092,192	$20.64
Granted	—	—
Exercised	—	—
Forfeited	(30,620)	26.13
Expired	(4,293)	27.20

Outstanding as of June 30, 2008	3,057,279	$20.58

The stock options exercisable as of June 30, 2008 totaled 2,738,512 (June 30, 2007 — 2,380,590). There were no stock options exercised during the quarters ended June 30, 2008 and 2007. Thus, there was no intrinsic value of options exercised during the quarters ended June 30, 2008 and 2007. There were no stock options exercised during the six-month period ended June 30, 2008 (June 30, 2007 — 10,064). Thus, there was no intrinsic value of options exercised during the six-month period ended June 30, 2008 (June 30, 2007 — $28 thousand).
There were no new stock option grants issued by the Corporation under the Stock Option Plan during 2007 and 2008.
The Corporation recognized $0.3 million of stock option expense, with a tax benefit of $0.1 million, for the quarter ended June 30, 2008 (June 30, 2007 — $0.4 million, with a tax benefit of $0.2 million). For the six months ended June 30, 2008, the Corporation recognized $0.6 million of stock option expense, with a tax benefit of $0.2 million (June 30, 2007 — $0.9 million, with a tax benefit of $0.4 million). The total unrecognized compensation cost as of June 30, 2008 related to non-vested stock option awards was $1.1 million and is expected to be recognized over a weighted-average period of 1 year.
Incentive Plan
The Incentive Plan permits the granting of incentive awards in the form of Annual Incentive Awards, Long-term Performance Unit Awards, Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Units or Performance Shares. Participants in the Incentive Plan are designated by the Compensation Committee of the Board of Directors (or its delegate as determined by the Board). Employees and directors of the Corporation and / or any of its subsidiaries are eligible to participate in the Incentive Plan. The shares may be made available from common stock purchased by the Corporation for such purpose, authorized but unissued shares of common stock or treasury stock. The Corporation’s policy with respect to the shares of restricted stock has been to purchase such shares in the open market to cover each grant.
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
The following table summarizes the restricted stock activity under the Incentive Plan and related information to members of management:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	611,470	$22.55
Granted	—	—
Vested	(304,003)	22.76
Forfeited	(3,781)	19.95

Non-vested as of December 31, 2007	303,686	$22.37
Granted	—	—
Vested	(50,233)	20.33
Forfeited	(4,134)	19.95

Non-vested as of June 30, 2008	249,319	$22.82

During the quarters and six-month periods ended June 30, 2008 and 2007, no shares of restricted stock were awarded to management under the Incentive Plan.
Beginning in 2007, the Corporation authorized the issuance of performance shares, in addition to restricted shares, under the Incentive Plan. The performance shares award consists of the opportunity to receive shares of Popular, Inc.’s common stock provided the Corporation achieves certain performance goals during a 3-year performance cycle. The compensation cost associated with the performance shares will be recorded ratably over a three-year performance period. The performance shares will be granted at the end of the three-year period and will be vested at grant date, except when the participant’s employment is terminated by the Corporation without cause. In such case, the participant will receive a pro-rata amount of shares calculated as if the Corporation would have met the performance goal for the performance period. As of June 30, 2008, 6,217 shares have been granted under this plan.
During the quarter ended June 30, 2008, the Corporation recognized $0.3 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.1 million (June 30, 2007 — $0.5 million, with a tax benefit of $0.2 million). For the six-month period ended June 30, 2008, the Corporation recognized $1.2 million of restricted stock expense related to management incentive awards, with a tax benefit of $0.5 million (June 30, 2007 — $1.8 million, with a tax benefit of $0.7 million). The fair market value of the restricted stock vested was $1.6 million at grant date and $0.8 million at vesting date. This triggers a shortfall of $0.8 million that was recorded as an additional income tax expense since the Corporation does not have any surplus due to windfalls. The fair market value of the restricted stock earned was $20 thousand. During the quarter and six-month period ended June 30, 2008, the Corporation recognized $0.5 million and $0.9 million, respectively, of performance shares expense, with a tax benefit of $0.2 million and $0.3 million, respectively. The total unrecognized compensation cost related to non-vested restricted stock awards and performance shares to members of management as of June 30, 2008 was $11 million and is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes the restricted stock under the Incentive Plan and related information to members of the Board of Directors:

	Restricted	Weighted-Average
(Not in thousands)	Stock	Grant Date Fair Value

Non-vested at January 1, 2007	76,614	$22.02
Granted	38,427	15.89
Vested	(115,041)	19.97
Forfeited	—	—

Non-vested as of December 31, 2007	—	—
Granted	45,348	11.58
Vested	(45,348)	11.58
Forfeited	—	—

Non-vested as of June 30, 2008	—	—

During the quarter ended June 30, 2008, the Corporation granted 41,926 (June 30, 2007 — 26,751) shares of restricted stock to members of the Board of Directors of Popular, Inc. and BPPR, which became vested at grant date. During the quarter ended June 30, 2008, the Corporation recognized $0.1 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $46 thousand (June 30, 2007 — $0.1 million, with a tax benefit of $58 thousand). For the six-month period ended June 30, 2008, the Corporation granted 45,348 (June 30, 2007 — 29,363) shares of restricted stock to members of the Board of Directors of Popular Inc. and BPPR, which became vested at grant date. During the six-month period ended June 30, 2008, the Corporation recognized $0.2 million of restricted stock expense related to these restricted stock grants, with a tax benefit of $91 thousand (June 30, 2007 — $0.3 million, with a tax benefit of $0.1 million). The fair value at vesting date of the restricted stock vested during 2008 for directors was $0.5 million.
Note 22 — Earnings per Common Share
The computation of earnings per common share (“EPS”) follows:

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands, except share information)	2008	2007	2008	2007

Net income	$24,250	$74,950	$127,540	$193,597
Less: Preferred stock dividends	6,003	2,978	8,981	5,956

Net income applicable to common stock	$18,247	$71,972	$118,559	$187,641

Average common shares outstanding	280,773,513	279,355,701	280,514,164	279,218,147
Average potential common shares	—	88,158	—	117,671

Average common shares outstanding — assuming dilution	280,773,513	279,443,859	280,514,164	279,335,818

Basic and diluted EPS	$0.06	$0.26	$0.42	$0.67

Potential common shares consist of common stock issuable under the assumed exercise of stock options and under restricted stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise, in addition to the amount of compensation cost attributed to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. For the quarter and six-month period ended June 30, 2008, there were 3,057,279 and 3,068,430 weighted average antidilutive stock options outstanding, respectively (June 30, 2007 — 1,752,235 and 1,756,748).

Note 23 — Supplemental Disclosure on the Consolidated Statements of Cash Flows
Additional disclosures on non-cash activities for the six-month period are listed in the following table:

(In thousands)	June 30, 2008	June 30, 2007

Non-cash activities:
Loans transferred to other real estate	$52,926	$90,271
Loans transferred to other property	21,219	18,106

Total loans transferred to foreclosed assets	74,145	108,377
Transfers from loans held-in-portfolio to loans held-for-sale	422,103	—
Transfers from loans held-for-sale to loans held-in-portfolio	35,482	56,850
Loans securitized into investment securities (a)	1,033,032	721,413
Recognition of mortgage servicing rights on securitizations or asset transfers	15,521	20,008
Business acquisitions:
Fair value of assets acquired	—	703
Goodwill and other intangible assets acquired	—	1,657
Other liabilities assumed	—	(726)

(a)	Includes loans securitized into investment securities and subsequently sold before quarter end.
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
Banco Popular de Puerto Rico:
Given that Banco Popular de Puerto Rico constitutes a significant portion of the Corporation’s results of operations and total assets as of June 30, 2008, additional disclosures are provided for the business areas included in this reportable segment, as described below:
•	Commercial banking represents the Corporation’s banking operations conducted at BPPR, which are targeted mainly to corporate, small and middle size businesses. It includes aspects of the lending and depository businesses, as well as other finance and advisory services. BPPR allocates funds across segments based on duration matched transfer pricing at market rates. This area also incorporates income related with the investment of excess funds, as well as a proportionate share of the investment function of BPPR.

•	Consumer and retail banking represents the branch banking operations of BPPR which focus on retail clients. It includes the consumer lending business operations of BPPR, as well as the lending operations of Popular Auto, Popular Finance, and Popular Mortgage. These three subsidiaries focus respectively on auto and lease financing, small personal loans and mortgage loan originations. This area also incorporates income related with the investment of excess funds from the branch network, as well as a proportionate share of the investment function of BPPR.

•	Other financial services include the trust and asset management service units of BPPR, the brokerage and investment banking operations of Popular Securities, and the insurance agency and reinsurance businesses of Popular Insurance, Popular Insurance V.I., Popular Risk Services, and Popular Life Re. Most of the services that are provided by these subsidiaries generate profits based on fee income.

Banco Popular North America:
Banco Popular North America’s reportable segment consists of the banking operations of BPNA, E-LOAN, Popular Equipment Finance, Inc. and Popular Insurance Agency, U.S.A. BPNA operates through a branch network with presence in 6 states, while E-LOAN provides online consumer direct lending and supports BPNA’s deposit gathering through its online platform. Popular Insurance Agency, U.S.A. offers investment and insurance services across the BPNA branch network. Popular Equipment Finance, Inc. specializes in financing manufacturing, commercial and healthcare equipment in various markets. The U.S. operations also include the mortgage business unit of Banco Popular, National Association.
Due to the significant losses in the E-LOAN operations during 2007, impacted in part by the restructuring charges and impairment losses that resulted from the restructuring plan effected in 2007, management has determined to provide as additional disclosure the results of E-LOAN apart from the other BPNA subsidiaries.
Popular Financial Holdings:
PFH, after certain restructuring events discussed in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a small scale origination / refinancing unit, to carry a maturing loan portfolio and to operate a mortgage loan servicing unit. PFH’s clientele is primarily subprime borrowers. PFH continues to carry a maturing loan portfolio that approximated $1.2 billion as of June 30, 2008.
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
2008

For the quarter ended June 30, 2008

			Popular
	Banco Popular de	Banco Popular	Financial		Intersegment
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$243,211	$92,363	$7,595	$(234)	—
Provision for loan losses	107,755	81,410	1,475	—	—
Non-interest income (loss)	185,072	29,275	(43,575)	65,862	$(36,569)
Amortization of intangibles	765	1,506	—	219	—
Depreciation expense	10,537	3,674	275	3,570	(18)
Other operating expenses	197,188	94,146	17,121	44,002	(37,307)
Income tax expense (benefit)	19,553	(24,779)	(19,057)	4,346	240

Net income (loss)	$92,485	$(34,319)	$(35,794)	$13,491	$516

Segment Assets	$26,524,462	$12,873,833	$2,012,956	$249,160	$(183,029)

For the quarter ended June 30, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$342,935	$(5,349)	$299	$337,885
Provision for loan losses	190,640	—	—	190,640
Non-interest income	200,065	976	(7,469)	193,572
Amortization of intangibles	2,490	—	—	2,490
Depreciation expense	18,038	569	—	18,607
Other operating expenses	315,150	15,086	(3,600)	326,636
Income tax benefit	(19,697)	(11,555)	86	(31,166)

Net income (loss)	$36,379	$(8,473)	($3,656)	$24,250

Segment Assets	$41,477,382	$5,902,462	$(5,701,250)	$41,678,594

For the six months ended June 30, 2008

			Popular
	Banco Popular de	Banco Popular	Financial		Intersegment
(In thousands)	Puerto Rico	North America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$487,883	$187,803	$28,991	$(469)	$53
Provision for loan losses	210,234	140,127	8,461	—	—
Non-interest income (loss)	362,758	83,097	(352)	135,572	(74,232)
Amortization of intangibles	1,508	3,021	—	453	—
Depreciation expense	21,004	7,268	649	7,280	(36)
Other operating expenses	384,517	184,820	65,965	92,265	(74,812)
Income tax expense (benefit)	42,065	(28,044)	(14,681)	9,852	208

Net income (loss)	$191,313	$(36,292)	$(31,755)	$25,253	$461

For the six months ended June 30, 2008

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$704,261	$(9,785)	$598	$695,074
Provision for loan losses	358,822	40	—	358,862
Non-interest income	506,843	3,719	(9,015)	501,547
Amortization of intangibles	4,982	—	—	4,982
Depreciation expense	36,165	1,153	—	37,318
Other operating expenses	652,755	30,789	(5,596)	677,948
Income tax expense (benefit)	9,400	(19,808)	379	(10,029)

Net income (loss)	$148,980	$(18,240)	$(3,200)	$127,540

2007

For the quarter ended June 30, 2007

		Banco	Popular
	Banco Popular de	Popular North	Financial		Intersegment
(In thousands)	Puerto Rico	America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$237,154	$91,954	$46,755	$(240)	$867
Provision for loan losses	63,482	12,217	39,468	—	—
Non-interest income	125,090	45,667	11,751	59,853	(35,078)
Amortization of intangibles	656	1,938	—	219	—
Depreciation expense	10,441	4,059	647	4,256	(18)
Other operating expenses	179,164	107,070	30,018	44,729	(35,108)
Income tax expense (benefit)	27,887	3,905	(3,552)	3,814	374

Net income (loss)	$80,614	$8,432	$(8,075)	$6,595	$541

Segment Assets	$25,863,421	$12,914,122	$7,759,262	$233,167	$(150,730)

For the quarter ended June 30, 2007

	Total Reportable			Total
(In thousands)	Segments	Corporate	Eliminations	Popular, Inc.

Net interest income (expense)	$376,490	$(5,373)	$300	$371,417
Provision for loan losses	115,167	—	—	115,167
Non-interest income (loss)	207,283	(1,614)	(2,294)	203,375
Amortization of intangibles	2,813	—	—	2,813
Depreciation expense	19,385	594	—	19,979
Other operating expenses	325,873	14,218	(1,830)	338,261
Income tax expense (benefit)	32,428	(8,750)	(56)	23,622

Net income (loss)	$88,107	$(13,049)	$(108)	$74,950

Segment Assets	$46,619,242	$6,471,299	$(6,105,178)	$46,985,363

For the six months ended June 30, 2007

		Banco	Popular
	Banco Popular de	Popular North	Financial		Intersegment
(In thousands)	Puerto Rico	America	Holdings	EVERTEC	Eliminations

Net interest income (expense)	$469,378	$181,738	$88,409	$(473)	$1,524
Provision for loan losses	110,480	22,650	78,376	—	—
Non-interest income (loss)	241,842	102,609	(50,603)	119,475	(82,305)
Amortization of intangibles	1,318	4,011	—	467	—
Depreciation expense	21,165	8,082	1,260	8,320	(36)
Other operating expenses	352,992	212,757	81,338	88,625	(69,824)
Income tax expense (benefit)	58,382	12,902	(42,708)	7,749	(4,472)

Net income (loss)	$166,883	$23,945	$(80,460)	$13,841	$(6,449)

For the six months ended June 30, 2007

	Total Reportable			Total Popular,
(In thousands)	Segments	Corporate	Eliminations	Inc.

Net interest income (expense)	$740,576	$(14,776)	$599	$726,399
Provision for loan losses	211,506	7	—	211,513
Non-interest income	331,018	128,049	(3,516)	455,551
Amortization of intangibles	5,796	—	—	5,796
Depreciation expense	38,791	1,182	—	39,973
Other operating expenses	665,888	28,161	(3,437)	690,612
Income tax expense	31,853	8,386	220	40,459

Net income	$117,760	$75,537	$300	$193,597

During the six months ended June 30, 2007, the Corporate group realized net gains on sale and valuation adjustments of investment securities, mainly marketable equity securities, of approximately $108.1 million before tax. There were no realized net gains on sale of securities recorded by the Corporate group during the six-month period ended June 30, 2008. These net gains are included in “non-interest income” within the “Corporate” group.
Additional disclosures with respect to the Banco Popular de Puerto Rico reportable segment are as follows:
2008
For the quarter ended June 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$88,401	$151,596	$3,070	$144	$243,211
Provision for loan losses	61,150	46,605	—	—	107,755
Non-interest income	35,755	118,265	31,145	(93)	185,072
Amortization of intangibles	31	572	162	—	765
Depreciation expense	3,825	6,416	296	—	10,537
Other operating expenses	55,244	123,846	18,194	(96)	197,188
Income tax (benefit) expense	(5,875)	20,025	5,334	69	19,553

Net income	$9,781	$72,397	$10,229	$78	$92,485

Segment Assets	$11,461,433	$19,066,945	$791,390	$(4,795,306)	$26,524,462

For the six months ended June 30, 2008

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$181,759	$299,986	$5,857	$281	$487,883
Provision for loan losses	118,018	92,216	—	—	210,234
Non-interest income	61,156	245,946	55,775	(119)	362,758
Amortization of intangibles	61	1,144	303	—	1,508
Depreciation expense	7,352	13,043	609	—	21,004
Other operating expenses	102,273	246,905	35,497	(158)	384,517
Income tax (benefit) expense	(6,405)	39,402	8,915	153	42,065

Net income	$21,616	$153,222	$16,308	$167	$191,313

2007
For the quarter ended June 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$93,754	$140,326	$2,933	$141	$237,154
Provision for loan losses	22,889	40,593	—	—	63,482
Non-interest income	22,000	80,681	22,956	(547)	125,090
Amortization of intangibles	220	325	111	—	656
Depreciation expense	3,574	6,569	298	—	10,441
Other operating expenses	44,048	118,478	16,717	(79)	179,164
Income tax expense	12,507	12,703	2,803	(126)	27,887

Net income	$32,516	$42,339	$5,960	$(201)	$80,614

Segment Assets	$11,422,905	$18,081,721	$724,346	$(4,365,551)	$25,863,421

For the six months ended June 30, 2007

					Total Banco
	Commercial	Consumer and	Other Financial		Popular de
(In thousands)	Banking	Retail Banking	Services	Eliminations	Puerto Rico

Net interest income	$184,182	$279,736	$5,180	$280	$469,378
Provision for loan losses	35,822	74,658	—	—	110,480
Non-interest income	45,107	154,575	42,807	(647)	241,842
Amortization of intangibles	440	658	220	—	1,318
Depreciation expense	7,378	13,214	573	—	21,165
Other operating expenses	88,353	231,927	32,891	(179)	352,992
Income tax expense	27,400	26,722	4,328	(68)	58,382

Net income	$69,896	$87,132	$9,975	$(120)	$166,883

Additional disclosures with respect to the Banco Popular North America reportable segment are as follows:
2008
For the quarter ended June 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$84,666	$7,350	$347	$92,363
Provision for loan losses	55,066	26,344	—	81,410
Non-interest income	26,246	3,263	(234)	29,275
Amortization of intangibles	1,057	449	—	1,506
Depreciation expense	3,205	469	—	3,674
Other operating expenses	73,976	20,167	3	94,146
Income tax benefit	(9,723)	(15,094)	38	(24,779)

Net loss	$(12,669)	$(21,722)	$72	$(34,319)

Segment Assets	$13,151,497	$1,053,195	$(1,330,859)	$12,873,833

For the six months ended June 30, 2008

				Total
	Banco Popular			Banco Popular
(In thousands)	North America	E-LOAN	Eliminations	North America

Net interest income	$173,133	$13,996	$674	$187,803
Provision for loan losses	87,347	52,780	—	140,127
Non-interest income	72,169	11,267	(339)	83,097
Amortization of intangibles	2,122	899	—	3,021
Depreciation expense	6,318	950	—	7,268
Other operating expenses	146,970	37,844	6	184,820
Income tax benefit	(603)	(27,556)	115	(28,044)

Net income (loss)	$3,148	$(39,654)	$214	$(36,292)

2007
For the quarter ended June 30, 2007

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$87,949	$3,795	$210	$91,954
Provision for loan losses	10,756	1,461	—	12,217
Non-interest income	24,261	21,762	(356)	45,667
Amortization of intangibles	1,240	698	—	1,938
Depreciation expense	3,240	819	—	4,059
Other operating expenses	69,086	37,973	11	107,070
Income tax expense (benefit)	10,271	(6,312)	(54)	3,905

Net income (loss)	$17,617	$(9,082)	$(103)	$8,432

Segment Assets	$12,897,767	$1,006,336	$(989,981)	$12,914,122

For the six months ended June 30, 2007

				Total Banco
	Banco Popular			Popular North
(In thousands)	North America	E-LOAN	Eliminations	America

Net interest income	$173,913	$7,441	$384	$181,738
Provision for loan losses	19,635	3,015	—	22,650
Non-interest income	48,386	54,844	(621)	102,609
Amortization of intangibles	2,616	1,395	—	4,011
Depreciation expense	6,491	1,591	—	8,082
Other operating expenses	138,607	74,127	23	212,757
Income tax expense (benefit)	20,312	(7,319)	(91)	12,902

Net income (loss)	$34,638	$(10,524)	$(169)	$23,945

A breakdown of intersegment eliminations, particularly revenues, by segment in which the revenues are recorded follows:
INTERSEGMENT REVENUES*

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2008	2007	2008	2007

Banco Popular de Puerto Rico:
Commercial Banking	$212	$(64)	$612	$(58)
Consumer and Retail Banking	491	(163)	1,414	(178)
Other Financial Services	(97)	(102)	(130)	(231)
Banco Popular North America:
Banco Popular North America	(1,347)	(1,081)	(4,335)	(1,108)
E-LOAN	—	(73)	(627)	(12,613)
Popular Financial Holdings	1,999	1,943	3,721	2,246
EVERTEC	(37,827)	(34,671)	(74,834)	(68,839)

Total	$(36,569)	$(34,211)	$(74,179)	$(80,781)

*	For purposes of the intersegment revenues disclosure, revenues include interest income (expense) related to internal funding and other income derived from intercompany transactions, mainly related to processing / information technology services.

A breakdown of revenues and selected balance sheet information by geographical area follows:
Geographic Information

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2008	2007	2008	2007

Revenues**
Puerto Rico	$426,504	$362,811	$849,106	$840,796
United States	78,272	190,244	288,844	297,483
Other	26,681	21,737	58,671	43,671

Total consolidated revenues	$531,457	$574,792	$1,196,621	$1,181,950

**	Total revenues include net interest income, service charges on deposit accounts, other service fees, net gain (loss) on sale and valuation adjustments of investment securities, trading account profit (loss), losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159, gain on sale of loans and valuation adjustments on loans held- for-sale, and other operating income.

	June 30,	December 31,	June 30,
(In thousands)	2008	2007	2007

Selected Balance Sheet Information:
Puerto Rico
Total assets	$25,352,860	$26,017,716	$24,996,466
Loans	15,442,742	15,679,181	15,129,703
Deposits	16,462,795	17,341,601	14,237,308
Mainland United States
Total assets	$15,033,702	$17,093,929	$20,733,903
Loans	11,524,665	13,517,728	16,955,769
Deposits	9,342,281	9,737,996	9,900,375
Other
Total assets	$1,292,032	$1,299,792	$1,254,994
Loans	664,271	714,093	666,373
Deposits *	1,310,652	1,254,881	1,248,312

*	Represents deposits from BPPR operations located in the U.S. and British Virgin Islands.
Note 25 — Condensed Consolidating Financial Information of Guarantor and Issuers of Registered Guaranteed Securities
The following condensed consolidating financial information presents the financial position of Popular, Inc. Holding Company (“PIHC”) (parent only), Popular International Bank, Inc. (“PIBI”), Popular North America, Inc. (“PNA”), and all other subsidiaries of the Corporation as of June 30, 2008, December 31, 2007 and June 30, 2007, and the results of their operations and cash flows for the periods ended June 30, 2008 and 2007.
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
PIHC fully and unconditionally guarantees all registered debt securities and preferred stock issued by PNA.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of June 30, 2008, BPPR could have declared a dividend of approximately $110 million (December 31, 2007 — $45 million; June 30, 2007 — $192 million) without the approval of the Federal Reserve Board. As of June 30, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$904	$285	$7,646	$879,893	$(1,109)	$887,619
Money market investments	435,200	38,700	207	897,796	(474,107)	897,796
Investment securities available-for-sale, at fair value		10,077		7,692,250		7,702,327
Investment securities held-to-maturity, at amortized cost	456,490	1,250		204,743	(430,000)	232,483
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	213,913		240,731
Trading account securities, at fair value				499,989	(501)	499,488
Investment in subsidiaries	2,546,533	306,970	1,485,245		(4,338,748)
Loans held-for-sale measured at lower of cost or market value				337,552		337,552
Loans measured at fair value pursuant to SFAS No. 159				844,892		844,892

Loans held-in-portfolio	739,360		1,685,000	26,633,984	(2,422,340)	26,636,004
Less — Unearned income				186,770		186,770
Allowance for loan losses	60			652,670		652,730

	739,300		1,685,000	25,794,544	(2,422,340)	25,796,504

Premises and equipment, net	22,679		131	610,640		633,450
Other real estate	47			102,762		102,809
Accrued income receivable	725	119	8,044	162,829	(8,443)	163,274
Servicing assets				190,778		190,778
Other assets	34,320	63,450	66,159	2,335,114	(43,201)	2,455,842
Goodwill				628,826		628,826
Other intangible assets	554			63,669		64,223

	$4,251,177	$420,852	$3,264,824	$41,460,190	$(7,718,449)	$41,678,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,483,338	$(1,051)	$4,482,287
Interest bearing				22,672,348	(38,907)	22,633,441

				27,155,686	(39,958)	27,115,728
Federal funds purchased and assets sold under agreements to repurchase			$223,500	4,950,377	(435,200)	4,738,677
Other short-term borrowings			479,193	1,796,357	(938,340)	1,337,210
Notes payable at cost	$476,639		2,212,215	2,546,294	(1,484,501)	3,750,647
Notes payable at fair value				173,725		173,725
Subordinated notes				430,000	(430,000)
Other liabilities	68,544	$93	69,684	769,459	(51,276)	856,504

	545,183	93	2,984,592	37,821,898	(3,379,275)	37,972,491

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	586,875					586,875
Common stock	1,767,721	3,961	2	51,819	(55,782)	1,767,721
Surplus	554,306	851,193	734,964	2,810,895	(4,388,258)	563,100
Retained earnings	1,095,167	(378,975)	(448,860)	815,083	3,958	1,086,373
Accumulated other comprehensive loss, net of tax	(90,448)	(55,420)	(5,874)	(39,122)	100,416	(90,448)
Treasury stock, at cost	(207,627)			(492)	492	(207,627)

	3,705,994	420,759	280,232	3,638,183	(4,339,174)	3,705,994

	$4,251,177	$420,852	$3,264,824	$41,460,190	$(7,718,449)	$41,678,594

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
DECEMBER 31, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,391	$376	$400	$818,455	$(1,797)	$818,825
Money market investments	46,400	300	151	1,083,212	(123,351)	1,006,712
Trading account securities, at fair value				768,274	(319)	767,955
Investment securities available-for-sale, at fair value		31,705		8,483,430		8,515,135
Investment securities held-to-maturity, at amortized cost	626,129	1,250		287,087	(430,000)	484,466
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	189,766		216,584
Investment in subsidiaries	2,817,934	648,720	1,717,823		(5,184,477)
Loans held-for-sale measured at lower of cost or market value				1,889,546		1,889,546

Loans held-in-portfolio	725,426	25,150	2,978,528	28,282,440	(3,807,978)	28,203,566
Less — Unearned income				182,110		182,110
Allowance for loan losses	60			548,772		548,832

	725,366	25,150	2,978,528	27,551,558	(3,807,978)	27,472,624

Premises and equipment, net	23,772		131	564,260		588,163
Other real estate				81,410		81,410
Accrued income receivable	1,675	62	14,271	215,719	(15,613)	216,114
Servicing assets				196,645		196,645
Other assets	40,740	60,814	47,210	1,336,674	(28,444)	1,456,994
Goodwill				630,761		630,761
Other intangible assets	554			68,949		69,503

	$4,298,386	$768,378	$4,770,906	$44,165,746	$(9,591,979)	$44,411,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,512,527	$(1,738)	$4,510,789
Interest bearing				23,824,140	(451)	23,823,689

				28,336,667	(2,189)	28,334,478
Federal funds purchased and assets sold under agreements to repurchase			$168,892	5,391,273	(122,900)	5,437,265
Other short-term borrowings	$165,000		1,155,773	1,707,184	(1,525,978)	1,501,979
Notes payable	480,117		2,754,339	3,669,216	(2,282,320)	4,621,352
Subordinated notes				430,000	(430,000)
Other liabilities	71,387	$116	62,059	843,892	(43,082)	934,372

	716,504	116	4,141,063	40,378,232	(4,406,469)	40,829,446

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,761,908	3,961	2	51,619	(55,582)	1,761,908
Surplus	563,183	851,193	734,964	2,709,595	(4,290,751)	568,184
Retained earnings	1,324,468	(46,897)	(99,806)	1,037,153	(895,451)	1,319,467
Treasury stock, at cost	(207,740)			(664)	664	(207,740)
Accumulated other comprehensive loss, net of tax	(46,812)	(39,995)	(5,317)	(10,298)	55,610	(46,812)

	3,581,882	768,262	629,843	3,787,405	(5,185,510)	3,581,882

	$4,298,386	$768,378	$4,770,906	$44,165,746	$(9,591,979)	$44,411,437

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CONDITION
JUNE 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

ASSETS
Cash and due from banks	$1,775	$317	$377	$761,533	$(1,917)	$762,085
Money market investments		19,025	212	632,987	(77,237)	574,987
Investment securities available-for-sale, at fair value	6,354	36,261		8,940,703	(8,850)	8,974,468
Investment securities held-to-maturity, at amortized cost	670,336	1,501		187,642	(430,000)	429,479
Other investment securities, at lower of cost or realizable value	14,425	1	12,392	133,332		160,150
Trading account securities, at fair value				676,923	(65)	676,858
Investment in subsidiaries	3,144,484	1,052,636	1,995,552		(6,192,672)
Loans held-for-sale measured at lower of cost or market value				605,990		605,990

Loans held-in-portfolio	340,197		2,958,637	32,454,522	(3,283,637)	32,469,719
Less — Unearned income				323,864		323,864
Allowance for loan losses	40			564,807		564,847

	340,157		2,958,637	31,565,851	(3,283,637)	31,581,008

Premises and equipment, net	24,891		133	562,481		587,505
Other real estate				112,858		112,858
Accrued income receivable	446	110	12,473	249,104	(12,387)	249,746
Servicing assets				201,861		201,861
Other assets	42,239	59,686	53,233	1,199,718	(57,276)	1,297,600
Goodwill				668,469		668,469
Other intangible assets	554			101,745		102,299

	$4,245,661	$1,169,537	$5,033,009	$46,601,197	$(10,064,041)	$46,985,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing				$4,282,054	$(1,859)	$4,280,195
Interest bearing				21,125,036	(19,236)	21,105,800

				25,407,090	(21,095)	25,385,995
Federal funds purchased and assets sold under agreements to repurchase			$153,952	5,559,984	(58,000)	5,655,936
Other short-term borrowings			857,763	4,018,829	(1,492,487)	3,384,105
Notes payable	$486,479		2,890,535	6,491,688	(1,800,064)	8,068,638
Subordinated notes				430,000	(430,000)
Other liabilities	62,102	$66	94,464	705,236	(68,368)	793,500

	548,581	66	3,996,714	42,612,827	(3,870,014)	43,288,174

Minority interest in consolidated subsidiaries				109		109

Stockholders’ equity:
Preferred stock	186,875					186,875
Common stock	1,756,337	3,961	2	51,619	(55,582)	1,756,337
Surplus	528,151	851,193	734,964	2,571,295	(4,152,451)	533,152
Retained earnings	1,706,101	380,548	323,165	1,601,501	(2,310,215)	1,701,100
Accumulated other comprehensive loss, net of tax	(274,817)	(66,231)	(21,836)	(235,490)	323,557	(274,817)
Treasury stock, at cost	(205,567)			(664)	664	(205,567)

	3,697,080	1,169,471	1,036,295	3,988,261	(6,194,027)	3,697,080

	$4,245,661	$1,169,537	$5,033,009	$46,601,197	$(10,064,041)	$46,985,363

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$45,000				$(45,000)
Loans	5,876		$23,502	$497,163	(29,123)	$497,418
Money market investments	475	$299	15	3,511	(824)	3,476
Investment securities	7,367	316	224	82,236	(7,015)	83,128
Trading account securities				16,133		16,133

	58,718	615	23,741	599,043	(81,962)	600,155

INTEREST EXPENSE:
Deposits				168,343	(298)	168,045
Short-term borrowings	589		4,520	44,967	(7,574)	42,502
Long-term debt	8,283		30,483	42,346	(29,389)	51,723

	8,872		35,003	255,656	(37,261)	262,270

Net interest income (loss)	49,846	615	(11,262)	343,387	(44,701)	337,885
Provision for loan losses				190,640		190,640

Net interest income (loss) after provision for loan losses	49,846	615	(11,262)	152,747	(44,701)	147,245
Service charges on deposit accounts				51,799		51,799
Other service fees				116,391	(6,312)	110,079
Net gain on sale and valuation adjustments of investment securities				27,763		27,763
Trading account profit				16,711		16,711
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(35,922)		(35,922)
Loss on sale of loans and valuation adjustments on loans held-for-sale				(1,453)		(1,453)
Other operating (loss) income	(76)	3,604	(2,045)	24,270	(1,158)	24,595

	49,770	4,219	(13,307)	352,306	(52,171)	340,817

OPERATING EXPENSES:
Personnel costs:
Salaries	5,909	106		121,182	(1,774)	125,423
Pension, profit sharing and other benefits	1,414	19		35,039	(10)	36,462

	7,323	125		156,221	(1,784)	161,885
Net occupancy expenses	614	8	1	25,739		26,362
Equipment expenses	892			29,832		30,724
Other taxes	461			13,418		13,879
Professional fees	3,289	2	90	29,679	(1,433)	31,627
Communications	73	4	9	13,059		13,145
Business promotion	482			17,769		18,251
Printing and supplies	19			3,880		3,899
Other operating expenses	(12,683)	(101)	68	58,570	(383)	45,471
Amortization of intangibles				2,490		2,490

	470	38	168	350,657	(3,600)	347,733

Income (loss) before income tax and equity in losses of subsidiaries	49,300	4,181	(13,475)	1,649	(48,571)	(6,916)
Income tax benefit	(1,003)		(4,721)	(25,529)	87	(31,166)

Income (loss) before equity in losses of subsidiaries	50,303	4,181	(8,754)	27,178	(48,658)	24,250
Equity in undistributed losses of subsidiaries	(26,053)	(76,247)	(70,488)		172,788

NET INCOME (LOSS)	$24,250	$(72,066)	$(79,242)	$27,178	$124,130	$24,250

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$44,700				$(44,700)
Loans	4,158		$38,419	$656,059	(42,151)	$656,485
Money market investments	793	$98	10	6,701	(1,850)	5,752
Investment securities	9,548	821	224	109,671	(7,201)	113,063
Trading account securities				9,611		9,611

	59,199	919	38,653	782,042	(95,902)	784,911

INTEREST EXPENSE:
Deposits				183,564	(834)	182,730
Short-term borrowings	78		14,418	124,934	(19,964)	119,466
Long-term debt	8,366		37,033	96,602	(30,703)	111,298

	8,444		51,451	405,100	(51,501)	413,494

Net interest income (loss)	50,755	919	(12,798)	376,942	(44,401)	371,417
Provision for loan losses				115,167		115,167

Net interest income (loss) after provision for loan losses	50,755	919	(12,798)	261,775	(44,401)	256,250
Service charges on deposit accounts				48,392		48,392
Other service fees				91,163	(1,573)	89,590
Net (loss) gain on sale and valuation adjustments of investment securities	(2,132)	(907)		4,214		1,175
Trading account gain				10,377		10,377
Gain on sale of loans and valuation adjustment on loans held-for-sale				28,294		28,294
Other operating income (loss)	529	1,201	(102)	24,640	(721)	25,547

	49,152	1,213	(12,900)	468,855	(46,695)	459,625

OPERATING EXPENSES:
Personnel costs:
Salaries	5,518	98		121,742	(408)	126,950
Pension, profit sharing and other benefits	1,277	17		36,162	(118)	37,338

	6,795	115		157,904	(526)	164,288
Net occupancy expenses	612	8	1	25,880		26,501
Equipment expenses	385			31,860		32,245
Other taxes	335			11,500		11,835
Professional fees	3,295	8	57	36,204	(922)	38,642
Communications	136			16,837		16,973
Business promotion	881			29,488		30,369
Printing and supplies	24			4,525		4,549
Other operating expenses	(12,112)	(100)	117	45,317	(384)	32,838
Amortization of intangibles				2,813		2,813

	351	31	175	362,328	(1,832)	361,053

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	48,801	1,182	(13,075)	106,527	(44,863)	98,572
Income tax expense (benefit)	1,385		(4,576)	26,870	(57)	23,622

Income (loss) before equity in earnings (losses) of subsidiaries	47,416	1,182	(8,499)	79,657	(44,806)	74,950
Equity in undistributed earnings (losses) of subsidiaries	27,534	(7,926)	(143)		(19,465)

NET INCOME (LOSS)	$74,950	$(6,744)	$(8,642)	$79,657	$(64,271)	$74,950

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$89,900				($89,900)
Loans	12,773	$219	$58,592	$1,058,688	(71,737)	$1,058,535
Money market investments	557	405	195	11,262	(2,215)	10,204
Investment securities	16,076	632	447	174,409	(14,031)	177,533
Trading account securities				34,826		34,826

	119,306	1,256	59,234	1,279,185	(177,883)	1,281,098

INTEREST EXPENSE:
Deposits				363,384	(399)	362,985
Short-term borrowings	2,609		14,373	113,318	(22,653)	107,647
Long-term debt	16,567		67,035	97,319	(65,529)	115,392

	19,176		81,408	574,021	(88,581)	586,024

Net interest income (loss)	100,130	1,256	(22,174)	705,164	(89,302)	695,074
Provision for loan losses	40			358,822		358,862

Net interest income (loss) after provision for loan losses	100,090	1,256	(22,174)	346,342	(89,302)	336,212
Service charges on deposit accounts				102,886		102,886
Other service fees				222,668	(7,122)	215,546
Net gain on sale and valuation adjustments of investment securities				75,703		75,703
Trading account profit				21,175		21,175
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				(38,942)		(38,942)
Gain on sale of loans and valuation adjustments on loans held-for-sale				67,292		67,292
Other operating (loss) income	(111)	7,154	(2,041)	54,779	(1,894)	57,887

	99,979	8,410	(24,215)	851,903	(98,318)	837,759

OPERATING EXPENSES:
Personnel costs:
Salaries	11,993	197		251,951	(2,009)	262,132
Pension, profit sharing and other benefits	2,923	42		72,039	(72)	74,932

	14,916	239		323,990	(2,081)	337,064
Net occupancy expenses	1,243	15	2	60,094		61,354
Equipment expenses	1,741			60,981		62,722
Other taxes	900			26,122		27,022
Professional fees	7,445	5	180	63,304	(2,682)	68,252
Communications	195	9	18	28,226		28,448
Business promotion	771			34,696		35,467
Printing and supplies	42			8,132		8,174
Other operating expenses	(26,740)	(201)	121	114,415	(832)	86,763
Amortization of intangibles				4,982		4,982

	513	67	321	724,942	(5,595)	720,248

Income (loss) before income tax and equity in earnings (losses) of subsidiaries	99,466	8,343	(24,536)	126,961	(92,723)	117,511
Income tax expense (benefit)	665		(8,372)	(2,701)	379	(10,029)

Income (loss) before equity in earnings (losses) of subsidiaries	98,801	8,343	(16,164)	129,662	(93,102)	127,540
Equity in undistributed earnings (losses) of subsidiaries	28,739	(78,589)	(71,060)		120,910

NET INCOME (LOSS)	$127,540	$(70,246)	$(87,224)	$129,662	$27,808	$127,540

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

INTEREST AND DIVIDEND INCOME:
Dividend income from subsidiaries	$89,400				$(89,400)
Loans	9,539		$76,174	$1,299,805	(84,919)	$1,300,599
Money market investments	940	$115	11	12,424	(3,129)	10,361
Investment securities	17,363	1,196	447	223,966	(14,418)	228,554
Trading account securities				18,992		18,992

	117,242	1,311	76,632	1,555,187	(191,866)	1,558,506

INTEREST EXPENSE:
Deposits				356,739	(907)	355,832
Short-term borrowings	1,965		28,886	254,481	(41,057)	244,275
Long-term debt	16,732		73,885	202,488	(61,105)	232,000

	18,697		102,771	813,708	(103,069)	832,107

Net interest income (loss)	98,545	1,311	(26,139)	741,479	(88,797)	726,399
Provision for loan losses	7			211,506		211,513

Net interest income (loss) after provision for loan losses	98,538	1,311	(26,139)	529,973	(88,797)	514,886
Service charges on deposit accounts				96,863		96,863
Other service fees				179,711	(2,272)	177,439
Net gain (loss) on sale and valuation adjustments of investment securities	116,592	(8,507)		(25,139)		82,946
Trading account loss				(3,787)		(3,787)
Gain on sale of loans and valuation adjustment on loans held-for-sale				31,728		31,728
Other operating income (loss)	9,762	11,210	(629)	51,268	(1,249)	70,362

	224,892	4,014	(26,768)	860,617	(92,318)	970,437

OPERATING EXPENSES:
Personnel costs:
Salaries	11,618	194		252,431	(814)	263,429
Pension, profit sharing and other benefits	3,317	37		76,118	(238)	79,234

	14,935	231		328,549	(1,052)	342,663
Net occupancy expenses	1,165	15	2	57,333		58,515
Equipment expenses	673		2	63,966		64,641
Other taxes	710			22,972		23,682
Professional fees	5,777	19	121	70,331	(1,619)	74,629
Communications	278			33,757		34,035
Business promotion	1,163			57,578		58,741
Printing and supplies	42			8,783		8,825
Other operating expenses	(24,952)	(200)	233	90,541	(768)	64,854
Amortization of intangibles				5,796		5,796

	(209)	65	358	739,606	(3,439)	736,381

Income (loss) before income tax and equity in losses of subsidiaries	225,101	3,949	(27,126)	121,011	(88,879)	234,056
Income tax expense (benefit)	29,246		(9,494)	20,488	219	40,459

Income (loss) before equity in losses of subsidiaries	195,855	3,949	(17,632)	100,523	(89,098)	193,597
Equity in undistributed losses of subsidiaries	(2,258)	(82,917)	(66,609)		151,784

NET INCOME (LOSS)	$193,597	$(78,968)	$(84,241)	$100,523	$62,686	$193,597

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$127,540	$(70,246)	$(87,224)	$129,662	$27,808	$127,540

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(28,739)	78,589	71,060		(120,910)
Depreciation and amortization of premises and equipment	1,152		2	36,164		37,318
Provision for loan losses	40			358,822		358,862
Amortization of intangibles				4,982		4,982
Amortization and fair value adjustment of servicing assets				25,122		25,122
Net gain on sale and valuation adjustment of investment securities				(75,703)		(75,703)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159				38,942		38,942
Net loss (gain) on disposition of premises and equipment	57			(3,168)		(3,111)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(67,292)		(67,292)
Net amortization of premiums and accretion of discounts on investments	(1,611)			14,267		12,656
Net amortization of premiums and deferred loan origination fees and costs				28,951		28,951
Losses (earnings) from investments under the equity method	111	(7,154)	2,041	(125)	(1,772)	(6,899)
Stock options expense	239			320		559
Deferred income taxes	(170)		(8,372)	(90,533)	15,239	(83,836)
Net disbursements on loans held-for-sale				(1,509,819)		(1,509,819)
Acquisitions of loans held-for-sale				(185,053)		(185,053)
Proceeds from sale of loans held-for-sale				1,006,208		1,006,208
Net decrease in trading securities				731,885	182	732,067
Net decrease (increase) in accrued income receivable	950	(57)	(7,566)	42,349	6,625	42,301
Net decrease (increase) in other assets	2,804	3,936	(12,149)	(260,052)	1,291	(264,170)
Net decrease in interest payable	(521)		(8,686)	(37,608)	(6,625)	(53,440)
Net increase in postretirement benefit obligation				203		203
Net (decrease) increase in other liabilities	(1,970)	(24)	14,972	(22,046)	(15,361)	(24,429)

Total adjustments	(27,658)	75,290	51,302	36,816	(121,331)	14,419

Net cash provided by (used in) operating activities	99,882	5,044	(35,922)	166,478	(93,523)	141,959

Cash flows from investing activities:
Net (increase) decrease in money market investments	(388,800)	(38,400)	(56)	185,416	350,756	108,916
Purchases of investment securities:
Available-for-sale		(181)		(3,427,479)		(3,427,660)
Held-to-maturity	(497,750)			(3,133,391)		(3,631,141)
Other				(136,775)		(136,775)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,851,899		1,851,899
Held-to-maturity	669,000			3,215,838		3,884,838
Other				112,628		112,628
Proceeds from sale of investment securities available-for-sale		8,296		2,398,208		2,406,504
Proceeds from sale of other investment securities				49,330		49,330
Net (disbursements) repayments on loans	(14,020)	25,150	1,207,321	(515,568)	(1,299,431)	(596,548)
Proceeds from sale of loans				1,715,330		1,715,330
Acquisition of loan portfolios				(6,669)		(6,669)
Capital contribution to subsidiary	(1,512)				1,512
Mortgage servicing rights purchased				(2,986)		(2,986)
Acquisition of premises and equipment	(118)			(97,910)		(98,028)
Proceeds from sale of premises and equipment				19,743		19,743
Proceeds from sale of foreclosed assets				51,684		51,684

Net cash (used in) provided by investing activities	(233,200)	(5,135)	1,207,265	2,279,298	(947,163)	2,301,065

Cash flows from financing activities:
Net decrease in deposits				(1,160,743)	(37,769)	(1,198,512)
Net increase (decrease) in federal funds purchased and assets sold under agreements to repurchase			54,608	(440,896)	(312,300)	(698,588)
Net (decrease) increase in other short-term borrowings	(165,000)		(676,581)	75,380	601,432	(164,769)
Payments of notes payable			(549,745)	(1,393,747)	699,818	(1,243,674)
Proceeds from issuance of notes payable	198		7,621	624,367	(2,000)	630,186
Dividends paid to parent company				(89,900)	89,900
Dividends paid	(98,685)					(98,685)

		PIBI		All other
	Popular, Inc.	Holding	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Co.	Holding Co.	and eliminations	entries	Consolidated

Proceeds from issuance of common stock	10,120					10,120
Proceeds from issuance of preferred stock	386,257				3,793	390,050
Treasury stock acquired	(59)			(299)		(358)
Capital contribution from parent				1,500	(1,500)

Net cash provided by (used in) financing activities	132,831		(1,164,097)	(2,384,338)	1,041,374	(2,374,230)

Net (decrease) increase in cash and due from banks	(487)	(91)	7,246	61,438	688	68,794
Cash and due from banks at beginning of period	1,391	376	400	818,455	(1,797)	818,825

Cash and due from banks at end of period	$904	$285	$7,646	$879,893	($1,109)	$887,619

POPULAR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Cash flows from operating activities:
Net income (loss)	$193,597	$(78,968)	$(84,241)	$100,523	$62,686	$193,597

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed losses of subsidiaries	2,258	82,917	66,609		(151,784)
Depreciation and amortization of premises and equipment	1,180		2	38,791		39,973
Provision for loan losses	7			211,506		211,513
Amortization of intangibles				5,796		5,796
Amortization and fair value adjustments of servicing assets				22,606		22,606
Net (gain) loss on sale and valuation adjustment of investment securities	(116,592)	8,507		25,139		(82,946)
Net gain on disposition of premises and equipment	1			(4,852)		(4,851)
Net gain on sale of loans and valuation adjustments on loans held-for-sale				(31,728)		(31,728)
Net amortization of premiums and accretion of discounts on investments	(2,665)	6		13,894		11,235
Net amortization of premiums and deferred loan origination fees and costs				47,938		47,938
(Earnings) losses from investments under the equity method	(4,515)	(11,210)	629	(682)	(812)	(16,590)
Stock options expense	364			543		907
Deferred income taxes	1,470		(9,494)	(56,613)	16,525	(48,112)
Net disbursements on loans held-for-sale				(3,087,103)		(3,087,103)
Acquisitions of loans held-for-sale				(403,712)		(403,712)
Proceeds from sale of loans held-for-sale				2,833,030		2,833,030
Net decrease in trading securities				645,616	64	645,680
Net decrease (increase) in accrued income receivable	613	(98)	(893)	(1,463)	335	(1,506)
Net decrease (increase) in other assets	23,320	2,541	(2,625)	(39,802)	305	(16,261)
Net increase (decrease) in interest payable	130		(533)	(13,275)	(335)	(14,013)
Net increase in postretirement benefit obligation				1,824		1,824
Net increase (decrease) in other liabilities	3,108	6	16,532	(55,396)	(16,321)	(52,071)

Total adjustments	(91,321)	82,669	70,227	152,057	(152,023)	61,609

Net cash provided by (used in) operating activities	102,276	3,701	(14,014)	252,580	(89,337)	255,206

Cash flows from investing activities:
Net decrease (increase) in money market investments	8,700	(17,950)	2,341	(214,043)	14,109	(206,843)
Purchases of investment securities:
Available-for-sale	(6,808)	(2)		(520,700)	462,125	(65,385)
Held-to-maturity	(1,215,671)			(11,077,940)		(12,293,611)
Other			(928)	(16,007)		(16,935)
Proceeds from calls, paydowns, maturities and redemptions of investment securities:
Available-for-sale				1,267,162	(456,452)	810,710
Held-to-maturity	978,000	400		10,979,564		11,957,964
Other				5,445		5,445
Proceeds from sale of investment securities available-for-sale		14,009		14,972		28,981
Proceeds from sale of other investment securities	245,484	2	865	1		246,352
Net repayments (disbursements) on loans	127,445		(78)	(359,059)	(130,877)	(362,569)
Proceeds from sale of loans				3,549		3,549
Acquisition of loan portfolios				(784)		(784)
Capital contribution to subsidiary				500	(500)
Assets acquired, net of cash				(1,633)		(1,633)
Mortgage servicing rights purchased				(23,988)		(23,988)
Acquisition of premises and equipment	(445)			(49,207)		(49,652)
Proceeds from sale of premises and equipment				21,951		21,951
Proceeds from sale of foreclosed assets				80,278		80,278

Net cash provided by (used in) investing activities	136,705	(3,541)	2,200	110,061	(111,595)	133,830

Cash flows from financing activities:
Net increase in deposits				954,144	(17,334)	936,810
Net decrease in federal funds purchased and assets sold under agreements to repurchase			(5,877)	(102,132)	1,500	(106,509)
Net decrease in other short-term borrowings	(150,787)		(37,195)	(384,474)	(77,564)	(650,020)
Payments of notes payable			(3,920)	(972,515)	202,704	(773,731)
Proceeds from issuance of notes payable	198		58,861	44,190		103,249
Dividends paid to parent company				(89,400)	89,400

				All other
	Popular, Inc.	PIBI	PNA	subsidiaries	Elimination	Popular, Inc.
(In thousands)	Holding Co.	Holding Co.	Holding Co.	and eliminations	entries	Consolidated

Dividends paid	(95,223)					(95,223)
Proceeds from issuance of common stock	8,667					8,667
Treasury stock acquired	(63)			(289)		(352)
Capital contribution from parent				(500)	500

Net cash (used in) provided by financing activities	(237,208)		11,869	(550,976)	199,206	(577,109)

Net increase (decrease) in cash and due from banks	1,773	160	55	(188,335)	(1,726)	(188,073)
Cash and due from banks at beginning of period	2	157	322	949,868	(191)	950,158

Cash and due from banks at end of period	$1,775	$317	$377	$761,533	$(1,917)	$762,085

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
OVERVIEW
Popular, Inc. (the “Corporation” or “Popular”) is a diversified, publicly owned financial holding company subject to the supervision and regulation of the Board of Governors of the Federal Reserve System. The Corporation is a full service financial services provider with operations in Puerto Rico, the United States, the Caribbean and Latin America. As the leading financial institution in Puerto Rico, the Corporation offers retail and commercial banking services through its principal banking subsidiary, Banco Popular de Puerto Rico (“BPPR”), as well as auto and equipment leasing and financing, mortgage loans, consumer lending, investment banking, broker-dealer and insurance services through specialized subsidiaries. In the United States, the Corporation operates Banco Popular North America (“BPNA”), including its wholly-owned subsidiary E-LOAN, and Popular Financial Holdings (“PFH”). BPNA is a community bank providing a broad range of financial services and products to the communities it serves. BPNA operates branches in New York, California, Illinois, New Jersey, Florida and Texas. E-LOAN offers online consumer direct lending and provides an online platform to raise deposits for BPNA. As described in Note 19 to the consolidated financial statements, E-LOAN restructured its business operations during the fourth quarter of 2007 and the beginning of 2008. PFH, after certain restructuring events discussed also in Note 19 to the consolidated financial statements, exited the branch network loan origination business during the first quarter of 2008, but continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and to carry a maturing loan portfolio. The Corporation, through its transaction processing company, EVERTEC, continues to use its expertise in technology as a competitive advantage in its expansion throughout the United States, the Caribbean and Latin America, as well as internally servicing many of its subsidiaries’ system infrastructures and transactional processing businesses. Note 24 to the consolidated financial statements presents further information about the Corporation’s business segments.
The Corporation reported net income for the quarter ended June 30, 2008 of $24.3 million, compared with $75.0 million in the same quarter of 2007. Table A provides selected financial data and performance indicators for the quarter and six-month periods ended June 30, 2008 and 2007.
During the second quarter of 2008, the Corporation continued to feel the pressure of the turmoil in the financial markets and deteriorating economic conditions. Management is actively engaged in the process of evaluating various strategic alternatives to improve the profitability of the Corporation’s operations in the United States and to improve the Corporation’s liquidity. Some of these alternatives may involve further restructurings and the sale of some or all of these operations or their assets. As a result of the current lack of liquidity in the credit markets, certain recent sales of portfolios of mortgages or mortgage related assets by other institutions have been executed at prices below the carrying value of those assets. If we were to execute a sale of some of our operations or their assets at a similar discounted price, such a sale would result in a loss on their disposition, which may be significant. In addition, restructurings or asset sales may require the Corporation to recognize a valuation allowance against its deferred tax assets, resulting in further losses.
Our banking and processing businesses in Puerto Rico continue to perform well despite a weak economy. Banco Popular de Puerto Rico met management’s expectations for the first half of the year with that segment reporting net income amounting to $191.3 million even with significant increases in its provision for loan losses. In addition, the Corporation remains well capitalized with over $1 billion of Tier I capital in excess of the regulatory “well capitalized” requirement.
Financial results for the quarter ended June 30, 2008 were principally impacted by the following items (on a pre-tax basis compared to the second quarter of 2007):

•	Lower net interest income on a taxable equivalent basis by $34.3 million mainly due to the sale and reduction of various low margin assets.

•	Higher provision for loan losses for the second quarter of 2008, which increased by $75.5 million as compared with the same period in 2007, driven principally by higher net charge-offs, and deteriorating credit quality trends, primarily in the U.S. mainland consumer loan portfolio, and in the Corporation’s commercial and construction loan portfolios. Details on credit quality indicators are included in the Credit Risk Management and Loan Quality Section in this MD&A.

•	Net losses attributable to changes in the fair value of Popular Financial Holdings’ (“PFH”) loans and bond certificates measured at fair value pursuant to SFAS No. 159 amounted to $35.9 million for the quarter ended June 30, 2008.

•	Lower net gain on sale of loans and valuation adjustments on loans held-for-sale by $29.7 million for the second quarter of 2008, with PFH and E-LOAN showing a reduction of approximately $34 million.
     The above were partially offset by:
•	Higher combined net gains on sale and valuation adjustments of investment securities and trading account profits by $32.9 million, primarily resulting from sales of agency securities and a higher volume of mortgage loans pooled and sold as mortgage-backed securities in the secondary markets in the Banco Popular de Puerto Rico reportable segment. Refer to “Balance Sheet comments” for further information.

•	Higher other non-interest income by $22.9 million.

•	Lower operating expenses by $13.3 million.

•	Income tax benefit of $31.2 million for the second quarter of 2008, compared with income tax expense of $23.6 million for the same quarter in 2007.
During the second quarter of 2008, the Corporation successfully completed the public offering of $400 million of 8.25% Non-cumulative Monthly Income Preferred Stock, Series B, which qualifies in its entirety as “Tier I” capital for risk-based capital ratios. The offering, which was oversubscribed, was priced at $25 per share. The preferred stock issue was completely sold in Puerto Rico. Net proceeds will be used for general corporate purposes, including funding subsidiaries and increasing Popular’s liquidity and capital.
Specific significant events that occurred in the first quarter ended March 31, 2008 were also important in evaluating the Corporation’s financial performance for the six months ended June 30, 2008, which included:
•	The sale of certain assets of Equity One, a subsidiary of PFH, to American General Financial (“American General”), a member of American International Group. As part of the transaction, American General acquired approximately $1.4 billion of mortgage and consumer loans and retained some of Equity One’s branch locations. The gain on sale and valuation adjustments of these loans approximated $47.4 million for the six-month period ended June 30, 2008. This sale transaction also led to branch closures as part of the PFH Branch Network Restructuring Plan during the first quarter of 2008. This plan resulted in charges for the Corporation of approximately $16.6 million for the six-month period ended June 30, 2008. Refer to the Restructuring Plans section of this MD&A for further information.

•	The sale of six retail bank branches of BPNA in Houston, Texas to Prosperity Bank. The Corporation realized a gain of approximately $12.8 million in the first quarter of 2008 related with this transaction. BPNA will continue to operate its mortgage business based in Houston as well as its franchise and small business lending activities in Texas. BPNA will also continue to maintain a retail branch in Arlington, Texas.

•	Gain of $49.3 million in the first quarter of 2008 resulting from the mandatory partial redemption of Visa stock as a result of Visa’s initial public offering. After the mandatory partial redemption of Visa stock, the Corporation continues to hold 883,435 Class C (Series I) and 21,454 Class B unredeemed shares of Visa stock with a book value of zero as of June 30, 2008. No gains will be recognized on the unredeemed stock until such time they are redeemed for cash or sold.

TABLE A
Financial Highlights

Financial Condition Highlights
	At June 30,			Average for the six months
(In thousands)	2008	2007	Variance	2008	2007	Variance

Money market investments	$897,796	$574,987	$322,809	$677,101	$404,686	$272,415
Investment and trading securities	8,675,029	10,240,955	(1,565,926)	9,093,840	10,785,609	(1,691,769)
Loans	27,631,678	32,751,845	(5,120,167)	28,299,865	32,712,076	(4,412,211)
Total earning assets	37,204,503	43,567,787	(6,363,284)	38,070,806	43,902,371	(5,831,565)
Total assets	41,678,594	46,985,363	(5,306,769)	41,774,824	47,224,603	(5,449,779)
Deposits	27,115,728	25,385,995	1,729,733	27,275,700	24,630,221	2,645,479
Borrowings	10,000,259	17,108,679	(7,108,420)	10,217,503	17,940,022	(7,722,519)
Stockholders’ equity	3,705,994	3,697,080	8,914	3,425,003	3,854,240	(429,237)

Operating Highlights
	Second Quarter			Six months ended June 30,
(In thousands, except per share information)	2008	2007	Variance	2008	2007	Variance

Net interest income	$337,885	$371,417	($33,532)	$695,074	$726,399	($31,325)
Provision for loan losses	190,640	115,167	75,473	358,862	211,513	147,349
Non-interest income	193,572	203,375	(9,803)	501,547	455,551	45,996
Operating expenses	347,733	361,053	(13,320)	720,248	736,381	(16,133)
Income tax (benefit) expense	(31,166)	23,622	(54,788)	(10,029)	40,459	(50,488)
Net income	$24,250	$74,950	($50,700)	$127,540	$193,597	($66,057)
Net income applicable to common stock	$18,247	$71,972	($53,725)	$118,559	$187,641	($69,082)
Basic and diluted EPS	$0.06	$0.26	($0.20)	$0.42	$0.67	($0.25)

Selected Statistical Information
	Second Quarter		Six months ended June 30,
	2008	2007	2008	2007

Common Stock Data — Market price
High	$13.06	$17.49	$14.07	$18.94
Low	6.59	15.82	6.59	15.82
End	6.59	16.07	6.59	16.07
Book value per share at period end	11.10	12.57	11.10	12.57
Dividends declared per share	0.16	0.16	0.32	0.32
Dividend payout ratio	273.89%	62.04%	80.22%	47.57%

Profitability Ratios — Return on assets	0.24%	0.64%	0.61%	0.83%
Return on common equity	2.08	7.80	7.11	10.32
Net interest spread (taxable equivalent)	3.48	3.06	3.47	2.99
Net interest margin (taxable equivalent)	3.90	3.60	3.91	3.52
Effective tax rate	N.M.	23.96	N.M.	17.29

Capitalization Ratios — Equity to assets	8.61%	8.24%	8.20%	8.16%
Tangible equity to assets	7.03	6.72	6.64	6.63
Equity to loans	12.67	11.86	12.10	11.78
Internal capital generation	(3.25)	2.81	1.28	5.10
Tier I capital to risk — adjusted assets	10.50	10.66	10.50	10.66
Total capital to risk — adjusted assets	11.77	11.92	11.77	11.92
Leverage ratio	8.52	8.17	8.52	8.17

N.M., not a meaningful value.

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
The description of the Corporation’s business contained in Item 1 of the Corporation’s Form 10-K for the year ended December 31, 2007, while not all inclusive, discusses additional information about the business of the Corporation and risk factors, many beyond the Corporation’s control that, in addition to the other information in this Form 10-Q, readers should consider.
Further discussion of operating results, financial condition and credit, market and liquidity risks is presented in the narrative and tables included herein.
The shares of the Corporation’s common (BPOP) and preferred stock (BPOPO and BPOPP) are traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) system.
RESTRUCTURING PLANS
PFH Branch Network Restructuring Plan
Given the disruption in the capital markets since the summer of 2007 and its impact on funding, management of the Corporation concluded during the fourth quarter of 2007 that it would be difficult to generate an adequate return on the capital invested at Equity One’s consumer service branches.
The Corporation closed Equity One’s consumer service branches during the first quarter of 2008 as part of the initiatives to exit its subprime loan origination operations at PFH (the “PFH Branch Network Restructuring Plan”). PFH continues to hold a $1.2 billion maturing portfolio as of June 30, 2008. The PFH Branch Network Restructuring Plan followed the sale on March 1, 2008 of approximately $1.4 billion of PFH consumer and mortgage loans that were originated through Equity One’s consumer branch network to American General. This company hired certain of Equity One’s consumer services employees and retained certain branch locations. During the quarter ended March 31, 2008, Equity One closed substantially all branches not assumed by American General. Full-time equivalent employees at the PFH reportable segment were 321 as of June 30, 2008, compared with 932 as of June 30, 2007. PFH continues to operate a mortgage loan servicing unit, a small scale origination / refinancing unit and to carry a maturing loan portfolio.
During the quarter and six months ended June 30, 2008 and as part of this particular restructuring plan, the Corporation incurred (reduced) certain costs, on a pre-tax basis, as detailed in the table below.

	Quarter ended	Six months ended
(In thousands)	June 30, 2008	June 30, 2008

Personnel costs	$412	$8,405	(a)
Net occupancy expenses	(845)	5,905	(b)
Equipment expenses	—	675
Communications	—	590
Other operating expenses	—	1,021	(c)

Total restructuring charges	($433)	$16,596

(a)	Severance, retention bonuses and other benefits

(b)	Lease terminations

(c)	Contract cancellations and branch closing costs

Also, during the fourth quarter of 2007 and as disclosed in the 2007 Annual Report, the Corporation recognized impairment charges on long-lived assets of $1.9 million, mainly associated with leasehold improvements, furniture and equipment.
As of June 30, 2008, the PFH Branch Network Restructuring Plan has resulted in combined charges for 2007 and 2008, broken down as follows:

	Impairments on	Restructuring
(In thousands)	long-lived assets	costs	Total

Quarter ended:
December 31, 2007	$1,892	—	$1,892
March 31, 2008	—	$17,029	17,029
June 30, 2008	—	(433)	(433)

Total	$1,892	$16,596	$18,488

The following table presents the changes during 2008 in the reserve for restructuring costs associated with the PFH Branch Network Restructuring Plan.

(In thousands)	Restructuring costs

Balance at January 1, 2008	—
Charges in quarter ended March 31	$17,029
Cash payments	(4,728)

Balance at March 31, 2008	12,301
Charges in quarter ended June 30	412
Cash payments	(7,913)
Reversals	(845)

Balance as of June 30, 2008	$3,955

The amounts accrued as of June 30, 2008 related to the PFH Branch Network Restructuring Plan are expected to be substantially paid during 2008.
As disclosed in Note 24 to the consolidated financial statements, PFH’s reportable segment reported net loss of $31.8 million for the six months ended June 30, 2008, compared with a net loss of $80.5 million for the same period in the previous year. The following table summarizes the main categories in the statement of operations for PFH’s reportable segment:

	Six months ended
	June 30,	June 30,
(In thousands)	2008	2007	Variance	Notes

Net interest income	$28,991	$88,409	($59,418)	(a	)
Provision for loan losses	8,461	78,376	(69,915)	(b	)
Fair value adjustments on residual interests	(13,562)	(54,984)	41,422
Mortgage servicing fees, net of fair value adjustments	(621)	3,652	(4,273)	(c	)
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(38,942)	—	(38,942)
Gain (loss) on sale of loans and valuation adjustments on loans held-for-sale	46,768	(1,521)	48,289	(d	)
Other operating income	6,005	2,250	3,755
Personnel costs	25,778	30,161	(4,383)	(e	)
Restructuring plan costs and related charges	16,596	14,916	1,680
Other operating expenses	24,240	37,521	(13,281)	(f	)
Income tax	(14,681)	(42,708)	28,027

Net loss	($31,755)	($80,460)	$48,705

(a)	The decline was mostly due to a reduction in the loan portfolio as a result of exiting origination channels.

(b)	The reduction in the provision for loan losses was also associated to decline in portfolio due to exiting origination channels, sale of loan portfolio to American General and reclassification of loans to fair value measurement (SFAS No. 159). Allowance for loan losses to loans held-in-portfolio was 2.57% as of June 30, 2008, compared with 1.85% as of June 30, 2007. PFH loans held-in-portfolio amounted to $307 million as of June 30, 2008, compared with $7.3 billion as of the same date in 2007.

(c)	Refer to Note 7 to the consolidated financial statements for information on PFH’s MSRs.

(d)	2008 results were mostly impacted by the gain on the sale of loans to American General in first quarter of 2008, partially offset by fair value adjustment on loans repurchased under payment indemnification clauses; 2007 results were mainly impacted by realized gains of $13.5 million related to the off-balance sheet securitization completed during the second quarter of 2007.

(e)	Headcount was reduced to 321 FTEs as of June 30, 2008 after the closing of the Equity One branches, compared to 932 FTEs as of June 30, 2007.

(f)	The reduction was principally in professional fees, net occupancy, business promotion and communication expenses.

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
The cost-control plan initiative and changes in loan origination strategies incorporated as part of the plan resulted in the elimination of over 400 positions between the fourth quarter of 2007 and first quarter of 2008. Full-time equivalent employees at E-LOAN were 312 as of June 30, 2008, compared with 805 as of June 30, 2007.
The following table presents the changes in restructuring costs reserves for 2008 associated with the E-LOAN Restructuring Plan.

Restructuring
(In thousands)	costs

Balance at January 1, 2008	$8,808
Payments	(4,628)
Reversals	(301)

Balance at March 31, 2008	3,879
Payments	(936)

Balance at June 30, 2008	$2,943

The Corporation does not expect to incur additional significant restructuring costs related to this specific E-LOAN Restructuring Plan during the remainder of year 2008. The associated liability outstanding as of June 30, 2008 is mostly related to lease terminations.
The E-LOAN Restructuring Plan charges are part of the results of the BPNA reportable segment. Refer to Note 24 to the consolidated financial statements for disclosures on the financial results of E-LOAN for the quarter and six months ended June 30, 2008 and the comparable periods in 2007.
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

As indicated in Note 2 to the consolidated financial statements, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. These financial instruments, all of which pertained to the operations of Popular Financial Holdings that are running off, were as follows:
•	Approximately $1.2 billion of whole loans held-in-portfolio by PFH outstanding as of December 31, 2007. These whole loans consist principally of first lien residential mortgage loans and closed-end second lien loans that were originated through the exited origination channels of PFH (e.g. asset acquisition, broker and retail channels), and home equity lines of credit that had been originated by E-LOAN but sold to PFH as part of the Corporation’s 2007 U.S. reorganization whereby E-LOAN became a subsidiary of BPNA. Also, to a lesser extent, the loan portfolio included mixed-use / multi-family loans (small commercial category) and manufactured housing loans.

Management believes that accounting for these loans at fair value provides a more relevant and transparent measurement of the realizable value of the assets and differentiates the PFH portfolio from the loan portfolios that the Corporation will continue to originate through channels other than PFH.

•	Approximately $287 million of “owned-in-trust” loans and $287 million of bond certificates associated with PFH securitization activities that were outstanding as of December 31, 2007. The “owned-in-trust” loans are pledged as collateral for the bond certificates as a financing vehicle through on-balance sheet securitization transactions. These loan securitizations conducted by the Corporation did not meet the sale criteria under SFAS No. 140; accordingly, the transactions are treated as on-balance sheet securitizations for accounting purposes. Due to the terms of the transactions, particularly the existence of an interest rate swap agreement and, to a lesser extent, clean up calls, the Corporation was unable to recharacterize these loan securitizations as sales for accounting purposes in 2007. The “owned-in-trust” loans include first lien residential mortgage loans, closed-end second lien loans, mixed-use / multi-family loans (small commercial category) and manufactured housing loans. The majority of the portfolio is comprised of first lien residential mortgage loans.

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

Upon adoption of SFAS No. 159, the Corporation recognized a negative after-tax adjustment to beginning retained earnings due to the transitional adjustment for electing the fair value option, as detailed in the following table.

		Cumulative effect
	December 31,	adjustment to	January 1, 2008
	2007 (Carrying	January 1, 2008	fair value
	value prior to	retained earnings –	(Carrying value
(In thousands)	adoption)	Gain (Loss)	after adoption)

Loans	$1,481,297	($494,180)	$987,117

Notes payable (bond certificates)	($286,611)	$85,625	($200,986)

Pre-tax cumulative effect of adopting fair value option accounting		($408,555)
Net increase in deferred tax asset		146,724

After-tax cumulative effect of adopting fair value option accounting		($261,831)

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
The significant fair value adjustments in the loan portfolios recorded upon adoption of SFAS No. 159 on January 1, 2008 were mainly the result of factors such as:
•	In general, the loan portfolio is, in the most part, considered subprime and due to market conditions, considered distressed assets in a very illiquid market.

•	The majority of first lien mortgage loans were originated in 2006 and 2007. Industry and internally derived credit metrics show a high loss severity in these vintages. Approximately 81% of this portfolio was considered subprime as of December 31, 2007.

•	The subprime component of second lien closed-end mortgage loans (classified as part of consumer loans) increased. There has been a significant deterioration in the delinquency profile of the portfolio, and migration to the 90+ day delinquent buckets impacting the potential loss exposure for the closed-end second lien loan portfolio leading to consideration of a 100% loss severity. Market data considered for the valuation showed property values obtained on subprime loans in foreclosure declining dramatically. As property values do not justify initiating a foreclosure action, the loan in essence behaves as an unsecured loan. A substantial share of PFH’s closed-end second lien portfolio has combined loan-to-values greater than 90%.

•	The consumer loans measured at fair value also include home equity lines of credit (“HELOCs”) that were transferred in 2007 from E-LOAN to PFH. Although this portfolio is considered prime based on FICO scores, it has deteriorated. Similar to second lien closed-end loans, the HELOCs are also behaving as an unsecured loan. The loan-to-value characteristics of the portfolio also negatively impact its performance. These loans were mostly originated in 2006, when there was a peak in the real estate market. As the housing market continues to deteriorate, the Corporation noted continued deterioration in the combined loan-to-value profile of the portfolio that was also considered in the market valuation. The geographical distribution of this portfolio also negatively impacts its performance since a significant portion of the portfolio is concentrated in California. The Corporation no longer originates HELOCs in its E-LOAN or PFH operations as a result of the restructuring plan.

•	Other product types include small balance commercial and manufactured housing loans that are trading at distressed levels based on the small trading activity available for these products and the expected return by the investors rather than the actual performance and fundamentals of these loans.
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
The following table presents the differences as of June 30, 2008 between the aggregate fair value, including accrued interest, and aggregate unpaid principal balance (“UPB”) of those loans / notes payable for which the fair value option was elected.

	Aggregate fair
	value as of June	Aggregate UPB as	Unrealized
(In thousands)	30, 2008	of June 30, 2008	(loss) gain

Loans:
Mortgage	$646,535	$958,285	($311,750)
Consumer	86,534	262,581	(176,047)
Commercial	111,823	124,707	(12,884)

Total loans	$844,892	$1,345,573	($500,681)

Notes payable (bond certificates)	($173,725)	($253,541)	$79,816

These financial instruments are segregated in the consolidated statement of condition in the following line items: “Loans measured at fair value pursuant to SFAS No. 159” and “Notes Payable measured at fair value pursuant to SFAS No. 159.” As the loans are measured at fair value, there is no requirement to establish allowance for loan losses with respect to these loan portfolios.
During the quarter ended June 30, 2008, the Corporation recognized $35.9 million in estimated net losses attributable to changes in the fair value of the loans and borrowings, which were included in the caption “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” in the consolidated statement of operations. The unfavorable fair value adjustments for the quarter consisted of $31.0 million in net losses attributable to changes in the fair value of loans and $4.9 million in net losses attributable to changes in the fair value of notes payable (bond certificates). The change in the fair value of the loans was principally due to increases in market interest rates as well as credit considerations.
Refer to Note 11 to the consolidated financial statements for further information on the impact of SFAS No. 159 and to the Critical Accounting Policies / Estimates section of this MD&A for additional information on the valuation methodology and critical assumptions considered in the valuations of the financial instruments measured at fair value under the provisions of SFAS No. 159, which are categorized as Level 3 under the requirements of SFAS No. 157.
RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
SFAS No. 157 “Fair Value Measurements”
SFAS No. 157, issued in September 2006, defines fair value, establishes a framework of measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets carried at fair value will be classified and disclosed in one of the three categories in accordance with the hierarchy. The three levels of the fair value hierarchy are (1) quoted market prices for identical assets or liabilities in active markets, (2) observable market-based inputs or unobservable inputs that are corroborated by market data, and (3) unobservable inputs that are not corroborated by market data. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued financial staff position FSP FAS No. 157-2 which defers for one year the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The staff position also amends SFAS No. 157 to exclude SFAS No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The Corporation adopted the provisions of SFAS No. 157 that were not deferred by FSP FAS No. 157-2, commencing in the first quarter of 2008. The provisions of SFAS No. 157 are to be applied prospectively. Refer to Note 12 to these consolidated financial statements for the disclosures required for the six-month period ended June 30, 2008. The adoption of SFAS No. 157 in January 1, 2008 did not have an impact in beginning retained earnings.

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
FSP FIN No. 39-1 “Amendment of FASB Interpretation No. 39”
In April 2007, the FASB issued Staff Position FSP FIN No. 39-1, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of condition. In addition, this FSP permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN No. 39-1 in January 2008 did not have a material impact on the Corporation’s consolidated financial statements and disclosures. The Corporation’s policy is not to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement nor to offset the fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.
SFAS No. 141-R “Statement of Financial Accounting Standards No. 141(R), Business Combinations (a revision of SFAS No. 141)”
SFAS No. 141(R), issued in December 2007, will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this statement include the following: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. The Corporation will be required to prospectively apply SFAS No. 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS No. 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management will be evaluating the effects that SFAS No. 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented on the consolidated financial statements.
SFAS No. 160 “Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS No. 160, which amends ARB No. 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity on the consolidated financial statements and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS No. 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. Management will be evaluating the effects, if any, that the adoption of this statement will have on its consolidated financial statements.
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
SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”
SFAS No. 162, issued by the FASB in May 2008, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect SFAS No. 162 to have a material impact on the Corporation’s consolidated financial statements. The Board does not expect that this statement will result in a change in current accounting practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this statement results in a change in accounting practice.
Staff Accounting Bulletin No. 109 (“SAB 109”) “Written Loan Commitments Recorded at Fair Value through Earnings”
On November 5, 2007, the SEC issued Staff SAB 109, which requires that the fair value of a written loan commitment that is marked-to-market through earnings should include the future cash flows related to the loan’s servicing rights. However, the fair value measurement of a written loan commitment still must exclude the expected net cash flows related to internally developed intangible assets (such as customer relationship intangible assets). SAB 109 applies to two types of loan commitments: (1) written mortgage loan commitments for loans that will be held-for-sale when funded that are marked-to-market as derivatives under SFAS No. 133 (derivative loan commitments); and (2) other written loan commitments that are accounted for at fair value through earnings under SFAS No. 159’s fair-value election.
SAB 109 supersedes SAB 105, which applied only to derivative loan commitments and allowed the expected future cash flows related to the associated servicing of the loan to be recognized only after the servicing asset had been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB 109 will be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of SAB 109 did not have a material impact to the Corporation’s consolidated financial statements, including disclosures, for the six months ended June 30, 2008.

FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”
The objective of FSP FAS 140-3, issued by the FASB in February 2008, is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.
Current practice records the transfer as a sale and the repurchase agreement as a financing. The FSP FAS 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of this FSP is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another.
FSP FAS 140-3 will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”
FSP FAS 142-3, issued by the FASB in April 2008, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 “Goodwill and Other Intangible Assets”. In developing these assumptions, an entity should consider its own historical experience in renewing or extending similar arrangements adjusted for entity specific factors or, in the absence of that experience, the assumptions that market participants would use about renewals or extensions adjusted for the entity specific factors.
FSP FAS 142-3 shall be applied prospectively to intangible assets acquired after the effective date. This FSP will be effective for the Corporation on January 1, 2009. Early adoption is prohibited. The Corporation will be evaluating the potential impact of adopting this FSP.
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
Furthermore, commencing in the first quarter of 2008, management identified as critical accounting policies and estimates the “Fair Value Measurement of Financial Instruments” as a result of the adoption of SFAS No. 157 and SFAS No. 159.

Fair Value Measurement of Financial Instruments
Effective January 1, 2008, the Corporation is required to determine the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The Corporation currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, mortgage servicing rights and residual interests on a recurring basis. From time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held-for-investment and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Also, the Corporation carries certain loans and borrowings at fair value in accordance with SFAS No. 159 as previously described in this MD&A.
The Corporation categorizes its assets and liabilities measured at fair value under the three-level hierarchy as required by SFAS No. 157. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect the Corporation’s estimates about assumptions that market participants would use in pricing the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
•	Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date. Valuation on these instruments does not necessitate a significant degree of judgment since valuations are based on quoted prices that are readily available in an active market.

•	Level 2- Quoted prices other than those included in Level 1 that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or that can be corroborated by observable market data for substantially the full term of the financial instrument.

•	Level 3- Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the financial asset or liability. The fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements.
Refer to Note 12 to the consolidated financial statements for information on the Corporation’s fair value measurement disclosures required by SFAS No. 157, including assets and liabilities categorized by the three levels of the hierarchy. As of June 30, 2008, approximately $7.9 billion or 85% out of the $9.3 billion of assets measured at fair value on a recurring basis used market-based or market-derived valuation inputs in their valuation methodology and, therefore, were classified as Level 1 or Level 2. Approximately 15% of the assets measured at fair value on a recurring basis were classified as Level 3 since their valuation methodology considered significant unobservable inputs. The bond certificates measured at fair value were classified as Level 3 in the hierarchy. Additionally, the Corporation reported $431 million of financial assets that were measured at fair value on a nonrecurring basis during the six-month period ended June 30, 2008 that were still held as of such date and were all classified as Level 3 in the hierarchy.
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

If listed prices or quotes are not available, the Corporation employs valuation models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among other considerations. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. When fair values are estimated based on modeling techniques, such as discounted cash flow models, the Corporation considers assumptions such as interest rates, prepayment speeds, default rates, loss severity rates and discount rates. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace. These adjustments include, for example, amounts that reflect counterparty credit quality, the Corporation’s creditworthiness, and constraints on liquidity.
As of June 30, 2008, the Corporation’s portfolio of trading and investment securities available-for-sale amounted to $8.2 billion and represented 88% of the Corporation’s assets measured at fair value on a recurring basis. As of June 30, 2008, net unrealized gains on the trading portfolio approximated $5 million, while for securities available-for-sale the unrealized net losses approximated $22 million. Fair values for most of the Corporation’s trading and investment securities are classified under the Level 2 category. Refer to Note 12 to the consolidated financial statements for more detailed information on the significant security types, hierarchy levels and general description of the particular valuation methodologies for trading and investment securities. Also, Note 5 provides a detail of the Corporation’s investment securities available-for-sale, which represent a significant share of the financial assets measured at fair value as of June 30, 2008.
Residual interests from securitizations (included in trading and investment securities available-for-sale), which approximated $37 million as of June 30, 2008, are valued using a discounted cash flow model that considers the underlying structure of the securitization and net estimated credit exposure, prepayment assumptions, discount rate and expected life. Refer to the Critical Accounting Policies / Estimates section of the 2007 Annual Report for information on the valuation methodology followed by the Corporation with respect to the residual interests, which are categorized as Level 3. Disclosure of the key economic assumptions used to measure the residual interests and a sensitivity analysis to adverse changes to these assumptions is included in Note 7 to the consolidated financial statements.
The fair value of a loan is impacted by the nature of the asset and the market liquidity and activity. When available, the Corporation uses observable market data, including recent closed market transactions, to value loans. When this data is unobservable, the Corporation uses valuation methodologies using current market interest rate data adjusted for factors such as credit risk. When appropriate, loans are valued using collateral values as a practical expedient. As previously indicated, the Corporation measured at fair value $845 million in loans as of June 30, 2008 pursuant to the SFAS No. 159 election. These loans represented 9% of the Corporation’s financial assets measured at fair value as of such date. The loans measured at fair value pursuant to SFAS No. 159 were valued internally and the assumptions were validated with sources such as market data, other price indicators and historical data. The current illiquidity in the market for certain loan products resulting from current distressed market conditions in the subprime sector poses a challenge in the observability of the price quotations. When estimating fair value, assumptions considered include prepayment speeds, default rates, loss severity rates and interest rate risk, among others.
Mortgage servicing rights (“MSRs”), which amounted to $186 million as of June 30, 2008, do not trade in an active market with readily observable prices. MSRs are priced using a discounted cash flow model. The valuation model considers servicing fees, portfolio characteristics, prepayments assumptions, delinquency rates, late charges, other ancillary revenues, cost to service and other economic factors. Refer to the Critical Accounting Policies / Estimates section of the 2007 Annual Report for information on the valuation methodologies followed by the Corporation with respect to MSRs. Disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions is included in Note 7 to the consolidated financial statements.
The estimate of fair value of the bond certificates (derived from PFH securitizations) measured pursuant to the fair value option of SFAS No. 159 was determined utilizing a discounted cash flow model. The bond certificates had a fair value of $174 million as of June 30, 2008. In determining the fair value, the historical performance of the bond certificates, as well as market historical performance, were taken into consideration. This past information layered with general macro economic and housing market expectations led to a projected forward performance for each securitization. Structural cash flows were based on the established performance assumptions and forward LIBOR curves.
NET INTEREST INCOME
Tables B and C present the different components of the Corporation’s net interest income, on a taxable equivalent basis, for the quarter and six months ended June 30, 2008, compared with the same periods in 2007, segregated by major categories of interest earning assets and interest bearing liabilities.
The interest earning assets include investment securities and loans that are exempt from income tax, principally in Puerto Rico (“P.R.”). The main sources of tax-exempt interest income are investments in obligations of the U.S. Government, some U.S. Government agencies and sponsored entities of the P.R. Commonwealth and its agencies, and assets held by the Corporation’s international banking entities, which are tax-exempt under P.R. laws. To facilitate the comparison of all interest data related to these assets, the interest income has been converted to a taxable equivalent basis, using the applicable statutory income tax rates at each respective quarter and six-month period. The taxable equivalent computation considers the interest expense disallowance required by the P.R. tax law.
Average outstanding securities balances are based upon amortized cost excluding any unrealized gains or losses on securities available-for-sale. Average loan balances include the impact of the valuation adjustments on the loans and bonds as part of the adoption of SFAS No. 159. Refer to the SFAS No. 159 Fair Value Option Election of this MD&A for further details. Non-accrual loans have been included in the respective average loan categories. Loan fees collected and costs incurred in the origination of loans are deferred and amortized over the term of the loan as an adjustment to interest yield. Interest income for the quarter and six months ended June 30, 2008 included a favorable impact of $5.2 million and $12.1 million, respectively, compared to an unfavorable impact for the quarter and six months ended June 30, 2007 of $2.5 million and $5.4 million, respectively. These balances consist principally of amortization of net loan origination costs (net of origination fees) and amortization of net premiums on loans purchased, partially offset by prepayment penalties and late payment charges. The positive variance in this category was mainly influenced by the fact that in 2008 the Corporation amortized less loan premiums since a substantial portion of the loan portfolio that was acquired at a premium in earlier years was part of the recharacterization transaction completed in December 2007 in which the Corporation achieved sale accounting and was able to remove the loans from its statement of condition.

TABLE B
Analysis of Levels & Yields on a Taxable Equivalent Basis
Quarter ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2008	2007	Variance	2008	2007	Variance		2008	2007	Variance	Rate	Volume
($ in millions)							(In thousands)
$575	$434	$141	2.43%	5.57%	(3.14%)	Money market investments	$3,476	$6,018	($2,542)	($4,167)	$1,625
7,939	9,966	(2,027)	5.07	5.21	(0.14)	Investment securities	100,510	129,727	(29,217)	(3,597)	(25,620)
794	662	132	8.47	6.06	2.41	Trading securities	16,724	10,002	6,722	4,474	2,248

9,308	11,062	(1,754)	5.19	5.27	(0.08)		120,710	145,747	(25,037)	(3,290)	(21,747)

						Loans:
15,851	14,885	966	6.04	7.83	(1.79)	Commercial *	238,229	290,670	(52,441)	(70,343)	17,902
1,109	1,187	(78)	8.07	7.81	0.26	Leasing	22,379	23,177	(798)	745	(1,543)
5,711	11,316	(5,605)	7.58	7.20	0.38	Mortgage	108,177	203,705	(95,528)	10,138	(105,666)
5,095	5,378	(283)	10.48	10.78	(0.30)	Consumer	132,937	144,646	(11,709)	(8,933)	(2,776)

27,766	32,766	(5,000)	7.25	8.10	(0.85)		501,722	662,198	(160,476)	(68,393)	(92,083)

$37,074	$43,828	($6,754)	6.74%	7.38%	(0.64%)	Total earning assets	$622,432	$807,945	($185,513)	($71,683)	($113,830)

						Interest bearing deposits:
$5,103	$4,419	$684	1.82%	2.64%	(0.82%)	NOW and money market**	$23,103	$29,123	($6,020)	($10,374)	$4,354
5,621	5,742	(121)	1.51	1.99	(0.48)	Savings	21,050	28,512	(7,462)	(5,124)	(2,338)
12,140	10,698	1,442	4.10	4.69	(0.59)	Time deposits	123,892	125,095	(1,203)	(19,963)	18,760

22,864	20,859	2,005	2.96	3.51	(0.55)		168,045	182,730	(14,685)	(35,461)	20,776

5,567	9,313	(3,746)	3.07	5.15	(2.08)	Short-term borrowings	42,502	119,466	(76,964)	(40,310)	(36,654)
3,920	8,250	(4,330)	5.30	5.41	(0.11)	Medium and long-term debt	51,723	111,298	(59,575)	(7,644)	(51,931)

32,351	38,422	(6,071)	3.26	4.32	(1.06)	Total interest bearing liabilities	262,270	413,494	(151,224)	(83,415)	(67,809)
4,130	4,065	65				Non-interest bearing demand deposits
593	1,341	(748)				Other sources of funds

$37,074	$43,828	($6,754)	2.84%	3.78%	(0.94%)

			3.90%	3.60%	0.30%	Net interest margin

						Net interest income on a taxable equivalent basis	360,162	394,451	(34,289)	$11,732	($46,021)

			3.48%	3.06%	0.42%	Net interest spread

						Taxable equivalent adjustment	22,277	23,034	(757)

						Net interest income	$337,885	$371,417	($33,532)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

As shown in Table B, net interest income on a taxable equivalent basis for the second quarter of 2008 decreased substantially when compared with the same quarter of the previous year. This decrease was mainly driven by several initiatives undertaken by management to lower the amount of low yielding assets in the statement of condition as well as to reduce the exposure of the Corporation to the mortgage market and address liquidity needs. The decrease in the average balance of earning assets resulted in part from the following:
•	The recharacterization of approximately $3.2 billion in subprime mortgage loans from PFH during December 2007. This transaction allowed the Corporation to remove these loans from its financial statements.

•	The sale of approximately $1.4 billion in mortgage and consumer loans from the PFH Branch Network during the first quarter of 2008.

•	The Corporation’s strategy of not reinvesting maturities of low yielding investments during 2007.

•	The sale of approximately $271 million in auto loans from PFH during the fourth quarter of 2007.

•	The sale of approximately $101 million in auto loans from E-LOAN during the second quarter of 2008.

•	The securitization into agency mortgage-backed securities (“MBS”) of approximately $232 million in principal balance of residential mortgage loans originated in Puerto Rico from BPPR’s loan portfolio and their sale in the secondary markets during the second quarter of 2008.

•	Lower origination activity in E-LOAN as a result of the restructuring plan, and the runoff of operations at PFH.
These reductions were partially offset by a higher volume of commercial, construction, credit cards and personal loans. The increase in average interest bearing deposits was principally in brokered certificates of deposit. Refer to “Balance Sheets comments” for a general description of the main factor that drove the increase in brokered certificates of deposit during the third quarter of 2007.
The increase in the net interest margin, on a taxable equivalent basis, was mainly the result of the following factors:
•	The Federal Reserve (“FED”) lowered the federal funds target rate by 325 basis points from June 30, 2007 to June 30, 2008. The decrease in market rates was the main driver of the reductions in the average cost of short-term borrowings and interest bearing deposits.

•	In addition to the reduction of the cost of funds, the net interest margin was also favorably impacted by the PFH loan recharacterization transaction. The mortgage loans subject to this treatment were mainly acquired through PFH’s exited asset acquisition unit. As a result the yield had been negatively impacted by the amortization of the premium originally paid for the loans.

•	As part of the PFH loan recharacterization transaction that occurred during the 4th quarter of 2007, the Corporation recognized approximately $38 million in residual interests at that time. These instruments were recorded as part of the trading portfolio and account for the majority of the increase in yield for the trading securities category.

•	The unfavorable valuation from the adoption of SFAS No. 159 resulted in a reduction of the average loan balance. As a result, the average yields for these loan portfolios, mainly mortgage and consumer, were favorably impacted.
Unfavorable items impacting net interest margin are detailed as follows:
•	Lower yields in commercial and construction loans, mainly in the floating rate portfolios which were negatively impacted by the decrease in market rates. As of June 30, 2008, approximately 64% of the commercial and construction loan portfolio had floating or adjustable interest rates.

•	Lower yields in the consumer loans. The decrease in yield for this particular category can be divided between the floating rate portfolios, such as home equity lines of credits, which were negatively impacted as a result of the decreases in market rates, and the origination of closed-end second mortgages in the U.S. mainland, which carry a lower rate than consumer loans originated in the Puerto Rico market.

•	The increase in the volume of brokered certificates of deposit during the second half of 2007 limited the expected benefit of reduced market rates in the overall cost of funds. The brokered certificates of deposit carried a higher rate than short-term borrowings for the second quarter of 2008.
Similar factors described in the paragraphs above influenced the net interest income variances for the six-month period ended June 30, 2008, as compared to the results for the same period in the previous year. Refer to Table C for the corresponding analysis of levels and yields.

TABLE C
Analysis of Levels & Yields on a Taxable Equivalent Basis
Six-month period ended June 30,

										Variance
Average Volume			Average Yields / Costs				Interest			Attributable to
2008	2007	Variance	2008	2007	Variance		2008	2007	Variance	Rate	Volume
($ in millions)							(In thousands)
$677	$405	$272	3.27%	5.46%	(2.19%)	Money market investments	$11,004	$10,949	$55	($5,430)	$5,485
8,279	10,158	(1,879)	5.12	5.15	(0.03)	Investment securities	211,937	261,259	(49,322)	(971)	(48,351)
815	627	188	9.01	6.36	2.65	Trading securities	36,511	19,777	16,734	9,778	6,956

9,771	11,190	(1,419)	5.32	5.22	0.10		259,452	291,985	(32,533)	3,377	(35,910)

						Loans:
15,735	14,770	965	6.44	7.81	(1.37)	Commercial *	504,112	572,340	(68,228)	(103,051)	34,823
1,115	1,196	(81)	8.05	7.85	0.20	Leasing	44,900	46,948	(2,048)	1,173	(3,221)
6,111	11,412	(5,301)	7.81	7.13	0.68	Mortgage	238,477	406,670	(168,193)	35,648	(203,841)
5,339	5,334	5	10.56	10.78	(0.22)	Consumer	280,812	285,759	(4,947)	(13,898)	8,951

28,300	32,712	(4,412)	7.58	8.06	(0.48)		1,068,301	1,311,717	(243,416)	(80,128)	(163,288)

$38,071	$43,902	($5,831)	7.00%	7.34%	(0.34%)	Total earning assets	$1,327,753	$1,603,702	($275,949)	($76,751)	($199,198)

						Interest bearing deposits:
$4,938	$4,282	$656	2.00%	2.57%	(0.57%)	NOW and money market **	$49,155	$54,655	($5,500)	($13,859)	8,359
5,631	5,770	(139)	1.62	1.98	(0.36)	Savings	45,234	56,576	(11,342)	(7,206)	(4,136)
12,554	10,550	2,004	4.30	4.68	(0.38)	Time deposits	268,596	244,601	23,995	(26,690)	50,685

23,123	20,602	2,521	3.16	3.48	(0.32)		362,985	355,832	7,153	(47,755)	54,908

6,003	9,522	(3,519)	3.61	5.17	(1.56)	Short-term borrowings	107,647	244,275	(136,628)	(63,471)	(73,157)
4,215	8,418	(4,203)	5.50	5.55	(0.05)	Medium and long-term debt	115,392	232,000	(116,608)	(10,293)	(106,315)

33,341	38,542	(5,201)	3.53	4.35	(0.82)	Total interest bearing liabilities	586,024	832,107	(246,083)	(121,519)	(124,564)
4,153	4,028	125				Non-interest bearing demand deposits
577	1,332	(755)				Other sources of funds

$38,071	$43,902	($5,831)	3.09%	3.82%	(0.73%)

			3.91%	3.52%	0.39%	Net interest margin

						Net interest income on a taxable equivalent basis	741,729	771,595	(29,866)	$44,768	($74,634)

			3.47%	2.99%	0.48%	Net interest spread

						Taxable equivalent adjustment	46,655	45,196	1,459

						Net interest income	$695,074	$726,399	($31,325)

Note: The changes that are not due solely to volume or rate are allocated to volume and rate based on the proportion of the change in each category.

*	Includes commercial construction loans.

**	Includes interest bearing demand deposits corresponding to certain government entities in Puerto Rico.

PROVISION FOR LOAN LOSSES
The provision for loan losses totaled $190.6 million or 163% of net charge-offs for the quarter ended June 30, 2008, compared with $115.2 million or 125%, respectively, for the same quarter in 2007. The provision for loan losses for the quarter ended June 30, 2008, when compared with the same quarter in 2007, reflects higher net charge-offs by $24.5 million. Also, the higher level of provision for the quarter ended June 30, 2008 reflects current economic conditions, including a recessionary cycle in Puerto Rico, and deteriorating credit quality trends, primarily in the Puerto Rico commercial and construction loan portfolio and in the U.S. consumer loan portfolio. Further information on net charge-offs and non-performing assets is provided in the Credit Risk Management and Loan Quality section of this MD&A.
NON-INTEREST INCOME
Refer to Table D for a breakdown of non-interest income by major categories for the quarters and six months ended June 30, 2008 and 2007.
TABLE D
Non-Interest Income

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Service charges on deposit accounts	$51,799	$48,392	$3,407	$102,886	$96,863	$6,023

Other service fees:
Credit card fees and discounts	27,282	24,999	2,283	54,526	48,523	6,003
Debit card fees	26,340	16,855	9,485	51,710	32,956	18,754
Insurance fees	13,507	14,720	(1,213)	26,202	27,669	(1,467)
Processing fees	13,158	11,677	1,481	25,543	23,789	1,754
Sale and administration of investment products	8,079	7,311	768	19,076	14,571	4,505
Mortgage servicing fees, net of amortization and fair value adjustments	11,868	4,641	7,227	18,817	10,869	7,948
Trust fees	3,052	2,530	522	6,132	4,926	1,206
Other fees	6,793	6,857	(64)	13,540	14,136	(596)

Total other service fees	110,079	89,590	20,489	215,546	177,439	38,107

Net gain on sale and valuation adjustments of investment securities	27,763	1,175	26,588	75,703	82,946	(7,243)
Trading account profit (loss)	16,711	10,377	6,334	21,175	(3,787)	24,962
Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159	(35,922)	—	(35,922)	(38,942)	—	(38,942)
(Loss) gain on sale of loans and valuation adjustments on loans held-for-sale	(1,453)	28,294	(29,747)	67,292	31,728	35,564
Other operating income	24,595	25,547	(952)	57,887	70,362	(12,475)

Total non-interest income	$193,572	$203,375	($9,803)	$501,547	$455,551	$45,996

The variance in non-interest income for the quarter and six-month periods was mostly impacted by:
•	Other service fees for the quarter and six-month period ended June 30, 2008 increased when compared to the same periods of the previous year. A detail of other service fees by category is shown in Table D. Debit card fees rose principally due to higher revenues from merchants as a result of a change in the pricing structure for transactions processed from a fixed charge per transaction to a variable rate based on the amount of the transaction, as well as higher surcharging income from the use of Popular’s automated teller machine network. Also, mortgage servicing fees increased as a result of higher servicing fees due to the growth in the portfolio of mortgage loans serviced for others, which rose by approximately $5.0 billion from June 30, 2007 to June 30, 2008, and as a result of lower negative impact, on a consolidated basis, of changes in the fair value of the servicing rights.

•	Net gain on sale and valuation adjustments of investment securities consisted of the following:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Net gain on sale of investment securities	$28,332	$2,493	$25,839	$78,561	$121,219	($42,658)
Valuation adjustments of investment securities	(569)	(1,318)	749	(2,858)	(38,273)	35,415

Total	$27,763	$1,175	$26,588	$75,703	$82,946	($7,243)

During the quarter ended June 30, 2008, the Corporation realized approximately $28.3 million in capital gains from sales of $2.4 billion in U.S. agency securities to reduce its vulnerability to declining interest rates. The proceeds were reinvested primarily in U.S. agency securities, and to a lesser extent in mortgage-backed securities with a longer average duration.
The decrease in the net gain on sale of investment securities for the six-month period ended June 30, 2008, compared with the same period in 2007, was mostly related to $118.7 million in realized gains on the sale of the Corporation’s interest in Telecomunicaciones de Puerto Rico, Inc. (“TELPRI”) during the first quarter of 2007. This was partially offset by $49.3 million in realized gains due to the redemption by Visa of shares of common stock held by the Corporation during the first quarter of 2008 and to the impact of the aforementioned sale of U.S. agency securities during the second quarter of 2008.
The unfavorable valuation adjustments of investment securities during the six-month period ended June 30, 2007 were principally related to PFH’s residual interests classified as available-for-sale, which were negatively impacted by the unfavorable conditions in the subprime market. The balance in the residual interests classified as available-for-sale decreased from $18.7 million as of June 30, 2007 to $2.6 million as of June 30, 2008, the Corporation having written down their value for the most part in 2007.
•	Trading account profit (loss) broken down as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Mark-to-market of PFH’s residual interests	($1,831)	($835)	($996)	($10,704)	($24,313)	$13,609
Other trading account profit	18,542	11,212	7,330	31,879	20,526	11,353

Total	$16,711	$10,377	$6,334	$21,175	($3,787)	$24,962

The increase in trading account profit for the quarter and six months ended June 30, 2008 was related to a gross gain of approximately $8.8 million related to the sale of approximately $232 million in principal balance of residential mortgage loans originated in Puerto Rico from BPPR’s portfolio, which were securitized into Fannie Mae mortgage-backed securities and sold in the secondary markets.
The decrease in the write-downs of PFH’s residual interests classified as trading securities during the six-month period ended June 30, 2008, when compared to the same period of the previous year, was due to the changes in the assumptions used to determine their fair value, which were more dramatic during 2007 when conditions in the subprime market were deteriorating considerably. Also, the decrease resulted because a substantial amount of PFH’s residual interests were written down during 2007, and therefore, the average balance of residual interests was much lower during the first six months of 2008. Refer to Note 7 to the consolidated financial statements for information on key economic assumptions used in measuring the fair value of the residual interests as of June 30, 2008. Also, Note 7 contains a sensitivity analysis based on immediate changes to the most critical assumptions used in the valuations as of June 30, 2008. As of such date, there were $35 million in residual interests held by PFH that were classified as trading securities.
•	Net losses attributable to changes in the fair value of PFH loans and bond certificates measured at fair value pursuant to SFAS No. 159, which was adopted in 2008, amounted to $35.9 million for the quarter ended June 30, 2008 and $38.9 million for the six months ended June 30, 2008. The $35.9 million of net losses for the quarter includes losses of $31.0 million related to the loans and losses of $4.9 million associated with the bond certificates. The $38.9 million of net losses for the six-month period includes losses of $32.7 million associated with the loans and losses of $6.2 million related to the bond certificates. Refer to the SFAS No. 159 Fair Value Option Election sections of this MD&A for further information on these financial instruments.

•	Gain on sales of loans and unfavorable valuation adjustments on loans held-for-sale, which are broken down as follows:

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Gain on sales of loans	$5,457	$31,905	($26,448)	$74,202	$52,218	$21,984
Lower of cost or market valuation adjustment on loans held-for-sale	(6,910)	(3,611)	(3,299)	(6,910)	(20,490)	13,580

Total	($1,453)	$28,294	($29,747)	$67,292	$31,728	$35,564

The decrease in the above caption for the quarter ended June 30, 2008, compared to the same quarter of the previous year, was in part related to PFH completing one off-balance sheet mortgage loan securitization during 2007 involving $461 million in loans with realized gains of approximately $13.5 million. No securitizations were performed by PFH during 2008 as a result of PFH exiting the wholesale subprime mortgage business. Also, E-LOAN had lower gains on sales of mortgage loans by $14.7 million, in the most part related to lower origination volumes and lower yields due to the weakness in the U.S. mainland mortgage and housing market and the downsizing of E-LOAN’s operations, and to a lesser extent, due to $4.3 million in losses as a result of a sale of approximately $101 million in auto loans that were originated prior to the restructuring at that subsidiary. Also, during the quarter ended June 30, 2008, the Corporation recorded losses of approximately $7.1 million related to $12.3 million in loans classified as held-for-sale which were repurchased under payment default indemnification clauses that terminated in April 2008.
The increase in gains on sales of loans for the six months ended June 30, 2008, when compared to the same period of the previous year, was primarily related to the sale of loans by PFH to American General during 2008, which contributed with a gain of approximately $47.4 million, net of fair value adjustments on loans repurchased under indemnification clauses, partially offset by the off-balance sheet securitization completed during 2007. Also, there were lower sales volume due to shutdown of the loan origination activities at PFH and to the restructuring plan at E-LOAN which commenced in the fourth quarter of 2007. The unfavorable valuation adjustments of mortgage loans held-for-sale during the quarter and six-month period ended June 30, 2007 resulted principally from deterioration in the U.S. subprime market.
•	Lower other operating income in the six months ended June 30, 2008, compared with the same period in 2007, resulted mainly from lower revenues derived from investments accounted under the equity method, lower other referral and escrow closing services income from E-LOAN due to the downsizing of its operations, and lower gains on the sale of real estate, among others. These unfavorable variances were partially offset by the gain of $12.8 million recorded in the first quarter of 2008 related to the sale of BPNA’s retail bank branches as previously described.

OPERATING EXPENSES
Refer to Table E for a breakdown of operating expenses by major categories.
TABLE E
Operating Expenses

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Personnel costs	$161,885	$164,288	($2,403)	$337,064	$342,663	($5,599)
Net occupancy expenses	26,362	26,501	(139)	61,354	58,515	2,839
Equipment expenses	30,724	32,245	(1,521)	62,722	64,641	(1,919)
Other taxes	13,879	11,835	2,044	27,022	23,682	3,340
Professional fees	31,627	38,642	(7,015)	68,252	74,629	(6,377)
Communications	13,145	16,973	(3,828)	28,448	34,035	(5,587)
Business promotion	18,251	30,369	(12,118)	35,467	58,741	(23,274)
Printing and supplies	3,899	4,549	(650)	8,174	8,825	(651)
Other operating expenses	45,471	32,838	12,633	86,763	64,854	21,909
Amortization of intangibles	2,490	2,813	(323)	4,982	5,796	(814)

Total	$347,733	$361,053	($13,320)	$720,248	$736,381	($16,133)

Operating expenses for the second quarter of 2008 decreased by approximately 4%, compared with the same quarter in 2007. For the six-month period ended June 30, 2008, operating expenses decreased by 2%, compared with the same period of the previous year. The following restructuring costs were included in operating expenses:
Breakdown of Restructuring Costs

	Quarter ended June 30,			Six months ended June 30,
(In thousands)	2008	2007	$ Variance	2008	2007	$ Variance

Personnel costs	$412	($34)	$446	$8,104	$8,124	($20)
Net occupancy expenses	(845)	—	(845)	5,905	4,413	1,492
Equipment expenses	—	—	—	675	281	394
Professional fees	—	(185)	185	—	1,762	(1,762)
Communications	—	—	—	590	67	523
Other operating expenses	—	—	—	1,021	269	752

Total	($433)	($219)	($214)	$16,295	$14,916	$1,379

Full-time equivalent employees (“FTEs”) were 11,233 as of June 30, 2008, a decrease of 925 from the same date in 2007. PFH and E-LOAN contributed with lower FTEs by 1,104 on a combined basis. The reduction in FTEs was partially offset by new hires in other of the Corporation’s subsidiaries as well as the workforce that joined the Corporation from the acquisition of the Citibank retail branches in Puerto Rico. The impact of the reduction in headcount was offset in part by lower deferred salaries due to lower volume loan originations as a result of the shutdown and downsizing of certain of the Corporation’s U.S. operations as described earlier, and the impact of annual salary revisions.
The reduction in business promotion for the quarter and six months ended June 30, 2008, when compared to the same period of the previous year, resulted principally from the downsizing of E-LOAN’s operations.
Professional fees also decreased as a result of lower consulting fees and loan origination costs such as appraisals and title recording fees at PFH and E-LOAN, and to $1.8 million in restructuring costs incurred during the six months ended June 30, 2007 for professional services related to the PFH Restructuring and Integration Plan. This was partially offset by increases in collection fees, appraisal charges, IT consulting development, ATM switch processing, and merchant processing fees in the Corporation’s Puerto Rico operations. Equipment and communication expenses also decreased mostly as a result of the streamlining of the PFH and E-LOAN operations.
Partially offsetting these variances were higher other operating expenses for the quarter and six months ended June 30, 2008, when compared to the same periods of the previous year. Other operating expenses increased mainly as a result of the $10.1 million in reserves for unfunded loan commitments recorded during the second quarter of 2008, primarily related to commercial and consumer lines of credit. Also, there were higher FDIC insurance assessments in the U.S. banking subsidiary. Other operating expenses also increased for the six-month period as a result of higher credit card interchange and processing costs, higher FDIC insurance assessments, and losses on the sale of other real estate properties.
INCOME TAXES
Income tax benefit amounted to $31.2 million for the quarter ended June 30, 2008, compared with income tax expense of $23.6 million for the same quarter of 2007. This variance was primarily due to the losses in the Corporation’s U.S. operations for the second quarter of 2008. In addition, there was an increase in income subject to a lower preferential tax rate on capital gains applicable to Puerto Rico corporations for the second quarter of 2008 as compared to the same quarter of 2007. Beginning July 1, 2007, the capital gain tax rate for Puerto Rico corporations was reduced from 20% to 15%. The components of the income tax benefit for the quarter ended June 30, 2008 is as follows:

	Puerto Rico and other
	jurisdictions		U.S. jurisdiction		Consolidated
		% of pre-tax		% of pre-tax		% of pre-tax
(In thousands)	Amount	income	Amount	loss	Amount	loss

Computed income tax at statutory rates	$48,289	39%	($45,757)	35%	$2,532	(37%)
Benefits of net tax exempt interest income	(13,871)	(11)	(877)	1	(14,748)	213
Effect of income subject to preferential tax rate	(8,651)	(7)	—	—	(8,651)	125
Difference in tax rates due to multiple jurisdictions	(1,467)	(1)	—	—	(1,467)	21
State taxes and others	(5,552)	(4)	(3,280)	3	(8,832)	128

Income tax expense (benefit)	$18,748	15%	($49,914)	38%	($31,166)	451%

Income tax benefit amounted to $10.0 million for the six-month period ended June 30, 2008, compared with income tax expense of $40.5 million for the same period in 2007. The reduction in income tax expense was primarily due to lower pre-tax earnings, and higher exempt interest income net of disallowance of expenses attributed to such exempt income.
The Corporation’s net deferred tax assets as of June 30, 2008 amounted to $808 million, compared with $525 million as of December 31, 2007. The net deferred tax assets as of June 30, 2008 consisted principally of $264 million related to timing differences in the recognition of the provision for loan losses under GAAP and actual net charge-offs under the tax code, $210 million related to net operating losses carryforward in the U.S. operations, and $151 million related to the measurement of certain loans and bond certificates of PFH at fair value (SFAS No. 159). The realization of the deferred tax asset is dependent upon the existence of, or generation of, sufficient taxable income to utilize the deferred tax asset. The only portion of the deferred tax asset that has a limited life is the portion related to the net operating loss carryforward of the Corporation’s U.S. operations. Since its expiration term is of 20 years, the Corporation expects to generate enough taxable income prior to such expiration term to fully realize it. Refer to Item 1A. Risk Factors included in the Corporation’s Form 10-K for the year ended December 31, 2007 for disclosures on risk factors associated with deferred tax assets.
REPORTABLE SEGMENT RESULTS
The Corporation’s reportable segments for managerial reporting purposes consist of Banco Popular de Puerto Rico, EVERTEC, Banco Popular North America and PFH. Also, a Corporate group has been defined to support the reportable segments. For managerial reporting purposes, the costs incurred by this latter group are not allocated to the four reportable segments. For a description of the Corporation’s reportable segments, including additional financial information and the underlying management accounting process, refer to Note 24 to the consolidated financial statements. Financial information for interim periods prior to 2008 was restated to conform to the 2008 presentation.

The Corporate group had a net loss of $8.5 million in the second quarter of 2008, compared with a net loss of $13.0 million in the same quarter of 2007. The Corporate group had net losses of $18.2 million for the six months ended June 30, 2008, compared with net income of $75.5 million for the same period in 2007. During the six months ended June 30, 2007, the Corporate group realized net gains on the sale and valuation adjustment of investment securities approximating $108.1 million, mainly due to gains on the sale of the Corporation’s interest in TELPRI during the second quarter of 2007, representing the principal contributor to the variance in the financial results between 2007 and 2008 comparable six-month periods.
Highlights on the earnings results for the reportable segments are discussed below.
Banco Popular de Puerto Rico
The Banco Popular de Puerto Rico reportable segment reported net income of $92.5 million for the quarter ended June 30, 2008, an increase of $11.9 million, or 15%, when compared with the same quarter in the previous year. The main factors that contributed to the variance in results for the quarter ended June 30, 2008, when compared to the second quarter of 2007, included:
•	higher net interest income by $6.1 million, or 3%, primarily due to lower cost of funds in short-term debt and time deposits due to a lower rate environment in the latter part of 2007 and 2008 and higher average volume of earning assets, mainly in commercial, construction and consumer loans. These favorable variances were partially offset by lower interest income derived from investment securities due to lower average volume outstanding, higher interest expense due to greater volume of deposits, including brokered certificates of deposit, and the resetting of the floating rate loan portfolios in a lower interest rate scenario.

•	higher provision for loan losses by $44.3 million, or 70%, primarily associated with the current economic conditions, including a recessionary cycle in Puerto Rico and deteriorating quality trends in the commercial and construction loan portfolios. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular de Puerto Rico reportable segment was 2.86% as of June 30, 2008, compared with 2.17% as of June 30, 2007. The provision for loan losses represented 154% of net charge-offs for the second quarter of 2008, compared with 130% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Banco Popular de Puerto Rico operations was 0.43% for the quarter ended June 30, 2008, compared with 0.32% in the same quarter of the previous year.

•	higher non-interest income by $60.0 million, or 48%, mainly due to a favorable variance in the caption of other service fees during the second quarter of 2008, principally related to increase fee income from debit cards and credit cards and higher mortgage servicing fees. Also, there were higher gains on sale of securities by $22.7 million, mainly as a result of the aforementioned gain on sale of $2.4 billion in U.S. agency securities during the second quarter of 2008, and higher trading profits by $7.3 million, principally due to the sale of mortgage-backed securities. As explained in Note 24 to the financial statements, management distributes a proportionate share of the investment function of BPPR between the commercial banking and the consumer and retail banking businesses of BPPR. In the additional disclosures of the Banco Popular de Puerto Rico reportable segment presented in Note 24, the capital gain specifically related to the sale of the U.S. agencies securities in the quarter ended June 30, 2008 was distributed $8.3 million ($7.0 million after-tax) to the commercial banking business and $20.0 million ($17.0 million after-tax) to the consumer and retail banking business of BPPR.

•	higher operating expenses by $18.2 million, or 10%, primarily associated with higher personnel costs, professional fees, net occupancy, other taxes and other operating expenses. Included in other operating expenses were $6.5 million in reserves for unfunded loan commitments, primarily related to commercial and consumer lines of credit.

•	lower income taxes by $8.3 million, or 30%.
Net income for the six months ended June 30, 2008 totaled $191.3 million, an increase of $24.4 million, or 15%, compared with the same period in the previous year. These results reflected:
•	higher net interest income by $18.5 million, or 4%;

•	higher provision for loan losses by $99.8 million, or 90%;

•	higher non-interest income by $120.9 million, or 50%;

•	higher operating expenses by $31.6 million, or 8%; and

•	lower income tax expense by $16.3 million, or 28%.
Factors similar to those described in the quarterly variances above were the contributors to the variances in the six-month periods. Also included in non-interest income for 2008 was the gain on redemption of Visa stock amounting to approximately $40.9 million recognized in the first quarter of 2008.
EVERTEC
EVERTEC’s net income for the quarter ended June 30, 2008 totaled $13.5 million, an increase of $6.9 million, or 105%, compared with the results of the same quarter in the previous year.
The principal factors that contributed to the variance in results for the quarter ended June 30, 2008, when compared with the second quarter of 2007, included:
•	higher non-interest income by $6.0 million, or 10%, primarily due to higher electronic transactions processing fees mainly related to the automated teller machine (“ATM”) network and point-of-sale (“POS”) terminals, and higher cash processing fees and business process outsourcing and IT consulting services, among others. Also, non-interest income included a gain of approximately $1.7 million related to the sale of substantially all assets of EVERTEC’s health processing division in exchange for an equity participation in the acquiring company.

•	lower operating expenses by $1.4 million, or 3%, primarily due to lower personnel, communications, equipment and other operating expenses; and
•	higher income tax expense by $0.5 million.
Net income for the six months ended June 30, 2008 total $25.3 million, an increase of $11.4 million, or 82%, compared to $13.8 million with the same period in the previous year. These results reflected:
•	higher non-interest income by $16.1 million, or 13%. The results for the six months ended June 30, 2008 included $7.6 million in gains on the redemption of Visa stock held by ATH Costa Rica during the first quarter of 2008. Also, there were higher fees related to the volume of transactions processed in the ATM network and POS terminals, cash processing, item processing, and bank applications and credit cards processing fees.

•	higher operating expenses by $2.6 million, or 3%; and

•	higher income tax expense by $2.1 million.
Banco Popular North America
Banco Popular North America reported a net loss of $34.3 million for the quarter ended June 30, 2008, compared to net income of $8.4 million for the second quarter of 2007. The main factors that contributed to the quarterly variance in this reportable segment included:
•	higher net interest income by $0.4 million, or less than 1%;

•	higher provision for loan losses by $69.2 million, primarily due to higher net charge-offs in the consumer, mortgage and commercial loan portfolios. The consumer loan portfolio has been impacted by higher losses in home equity lines of credit and second lien mortgage loans, which similar to first mortgage loans, have been unfavorably impacted by the deterioration in the U.S. residential housing market. The increase in the provision for loan losses considers inherent losses in the portfolios evidenced by an increase in non-performing loans in this reportable segment by $148 million, when compared to June 30, 2007. The ratio of allowance for loan losses to loans held-in-portfolio for the Banco Popular North America reportable segment was 1.84% as of June 30, 2008, compared with 0.98% as of June 30, 2007. The provision for loan losses represented 188% of net charge-offs for the second quarter of 2008, compared with 121% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Banco Popular North America operations was 0.43% for the quarter ended June 30, 2008, compared with 0.11% in the same quarter of the previous year.

•	lower non-interest income by $16.4 million, or 36%, mainly due to lower gain on sale of loans by $12.2 million, primarily by $14.7 million at E-LOAN as a result of lower originations and sales due to the discontinuance of certain lines of business and the losses incurred in the second quarter of 2008 related to the auto loan sales;

•	lower operating expenses by $13.7 million, or 12%. E-LOAN’s expenses were reduced by $18.4 million principally in business promotion, personnel costs and professional fees. The reduction at E-LOAN was partially offset by higher personnel costs and other operating expenses at the banking subsidiary. Included in other operating expenses were $3.5 million in reserves for unfunded loan commitments, primarily related to commercial and home equity lines of credit.

•	income tax benefit of $24.8 million in the first quarter of 2008 due to taxable losses, compared with income tax expense of $3.9 million in the second quarter of 2007.
Net loss for the six months ended June 30, 2008 totaled $36.3 million, a decrease of $60.2 million, compared to net income of $23.9 million for the same period in the previous year. These results reflected:
•	higher net interest income by $6.1 million, or 3%;

•	higher provision for loan losses by $117.5 million;

•	lower non-interest income of $19.5 million, or 19%, mainly due to lower gain on sale of loans and valuation adjustments on loans held-for-sale by $26.1 million primarily related to E-LOAN. This unfavorable variance was partially offset by the $12.8 million gain on the sale of the Texas branches.

•	lower operating expenses by $29.7 million, or 13%; and

•	income tax benefit of $28.0 million for the six months ended June 30, 2008, compared to income tax expense of $12.9 million for the same period in the previous year.
Popular Financial Holdings
For the quarter ended June 30, 2008, net loss for the reportable segment of Popular Financial Holdings totaled $35.8 million, compared to net loss of $8.1 million for the second quarter of 2007. Refer to the Restructuring Plans section of this MD&A for information of the PFH Branch Network Restructuring plan and its impact to the year-to-date results. The main factors that contributed to the quarterly variance included:
•	lower net interest income by $39.2 million, or 84%, primarily due to the reduction in loan levels due to the sale of the loan portfolio to American General in the first quarter of 2008, the recharacterization transaction in December 2007 which resulted in the removal of loans from the statement of condition, and the discontinuance of loan origination activities in its principal loan origination channels, including the closure of the branch network in the first quarter of 2008;

•	lower provision for loan losses by $38.0 million, or 96%, primarily due to lower loan portfolio levels and to the fact that there is no need to establish loan reserves for loans measured at fair value since any credit deterioration on those loans become part of the fair value measurement. The ratio of allowance for loan losses to loans held-in-portfolio for the Popular Financial Holdings reportable segment was 2.57% as of June 30, 2008, compared with 1.85% as of June 30, 2007. The provision for loan losses represented 42% of net charge-offs for the second quarter of 2008, compared with 119% of net charge-offs in the same period of 2007. The net charge-offs to average loans held-in-portfolio for the Popular Financial Holdings reportable segment was 1.10% for the quarter ended June 30, 2008, compared with 0.44% in the same quarter of the previous year.

•	lower non-interest income by $55.3 million, principally due to recognition during the second quarter of 2008 of $35.9 million in unfavorable valuation adjustments on the financial instruments measured at fair value. This also includes the effect of losses of $7.1 million in the quarter ended June 30, 2008 due to fair value adjustments on $12.3 million in loans repurchased under payment default indemnification clauses.

•	lower operating expenses by $13.3 million, or 43%, mainly due to lower professional fees, net occupancy expenses, personnel costs, communications and business promotion expenses; and

•	income tax benefit of $19.1 million in the second quarter of 2008, compared with income tax benefit of $3.6 million in the second quarter of 2007.
Net loss for the six months ended June 30, 2008 totaled $31.8 million, a decrease of $48.7 million, or 61%, compared to net loss of $80.5 million for the same period in the previous year. These results reflected:
•	lower net interest income by $59.4 million, or 67%;

•	lower provision for loan losses by $69.9 million, or 89%;

•	higher non-interest income by $50.3 million, or 99%. The variance in non-interest income consisted of higher gain on sale of loans and valuation adjustments on loans held-for-sale of $48.3 million, principally due to the sale of loans to American General, and lower impairment losses on residual interests by $41.4 million. These favorable variances were partially offset by $38.9 million in SFAS 159 unfavorable valuation adjustments.

•	lower operating expenses by $16.0 million, or 19%; and

•	lower income tax benefit by $28.0 million, or 66%.
FINANCIAL CONDITION
Refer to the consolidated financial statements included in this report for the Corporation’s consolidated statements of condition and to Table A for financial highlights on major line items of the statements of condition. At June 30, 2008, total assets were $41.7 billion, compared to $44.4 billion at December 31, 2007 and $47.0 billion at June 30, 2007.
Investment securities
A breakdown of the Corporation’s investment securities available-for-sale and held-to-maturity is provided in Table F. Notes 5 and 6 to the consolidated financial statements provide additional information by contractual maturity categories and unrealized gains / losses with respect to the Corporation’s available-for-sale and held-to-maturity investment securities portfolio. The Corporation holds investment securities primarily for liquidity, yield enhancement and interest rate risk management. The portfolio primarily includes very liquid, high quality debt securities.
TABLE F
Breakdown of Investment Securities Available-for-Sale and Held-to-Maturity

	June 30,	December 31,		June 30,
(In millions)	2008	2007	Variance	2007	Variance

U.S. Treasury securities	$460.8	$471.1	($10.3)	$462.6	($1.8)
Obligations of U.S. Government sponsored entities	4,639.8	5,893.1	(1,253.3)	6,182.1	(1,542.3)
Obligations of Puerto Rico, States and political subdivisions	311.0	178.0	133.0	186.2	124.8
Collateralized mortgage obligations	1,608.9	1,396.8	212.1	1,532.4	76.5
Mortgage-backed securities	884.0	1,010.1	(126.1)	960.2	(76.2)
Equity securities	15.4	34.0	(18.6)	45.3	(29.9)
Others	14.9	16.5	(1.6)	35.1	(20.2)

Total	$7,934.8	$8,999.6	($1,064.8)	$9,403.9	($1,469.1)

The vast majority of these investment securities, or approximately 99%, are rated the equivalent of AAA by the major rating agencies. The mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) are investment grade securities, all of which are rated AAA by at least one of the three major rating agencies as of June 30, 2008. All MBS held by the Corporation and approximately 87% of the CMOs held as of June 30, 2008 are guaranteed by government sponsored entities.
The decline in the Corporation’s available-for-sale and held-to-maturity investment portfolios was mainly associated with the maturities of securities, which were not replaced as they matured during 2007, in part because of the Corporation’s strategy to deleverage the balance sheet and reduce lower yielding assets.
The Corporation sold $2.4 billion in U.S. agency securities during the quarter ended June 30, 2008 to reduce its vulnerability to declining interest rates. The proceeds were reinvested primarily in U.S. agency securities and, to a lesser extent, mortgage-backed securities, with a longer average duration. As indicated earlier in this MD&A, this sale generated a capital gain of approximately $28.3 million. Before the completion of the transaction, the Corporation had an “asset sensitive” position, whereby net interest income simulations suggested that a decline in the general level of interest rates would be expected to exert downward pressure on the Corporation’s future net interest income. To mitigate this risk, the Corporation extended the duration of the securities’ portfolio. The degree of asset sensitivity on the balance sheet was thus reduced with these transactions.

Loan portfolio
Total loans, net of unearned, amounted to $27.6 billion as of June 30, 2008, compared with $29.9 billion as of December 31, 2007 and $32.8 billion as of June 30, 2007. A breakdown of the Corporation’s loan portfolio, the principal category of earning assets, is presented in Table G.
TABLE G
Loans Ending Balances

			Variance		Variance
			June 30, 2008		June 30, 2008
	June 30,	December 31,	Vs.	June 30,	Vs.
(In thousands)	2008	2007	December 31, 2007	2007	June 30, 2007

Loans held-in-portfolio, net of unearned:
Commercial	$13,696,892	$13,661,643	$35,249	$13,485,625	$211,267
Construction	2,107,933	1,941,372	166,561	1,619,967	487,966
Lease financing	1,116,769	1,097,803	18,966	1,184,560	(67,791)
Mortgage *	4,652,598	6,071,374	(1,418,776)	10,505,024	(5,852,426)
Consumer	4,875,042	5,249,264	(374,222)	5,350,679	(475,637)

Total loans held-in-portfolio	$26,449,234	$28,021,456	($1,572,222)	$32,145,855	($5,696,621)

Loans measured at fair value (SFAS No. 159):
Commercial	$111,823	—	$111,823	—	$111,823
Mortgage	646,535	—	646,535	—	646,535
Consumer	86,534	—	86,534	—	86,534

Total loans measured at fair value	$844,892	—	$844,892	—	$844,892

Loans held-for-sale measured at lower of cost or market:
Commercial	$24,023	$24,148	($125)	$39,830	($15,807)
Lease financing	—	66,636	(66,636)	—	—
Mortgage	309,990	1,363,426	(1,053,436)	503,500	(193,510)
Consumer	3,539	435,336	(431,797)	62,660	(59,121)

Total loans held-for-sale measured at lower of cost or market	$337,552	$1,889,546	($1,551,994)	$605,990	($268,438)

*	Includes residential construction

The decrease in mortgage and consumer loans held-in-portfolio from December 31, 2007 to June 30, 2008 was mainly due to the reclassification of certain loans to the category of loans measured at fair value pursuant to the SFAS No. 159 election described in the SFAS No. 159 Fair Value Option Election section of this MD&A. Table H provides information on the unpaid principal balance, unrealized losses and fair value of the loans measured at fair value as of June 30, 2008.
The reduction in mortgage loans held-in-portfolio was also due to the securitization into FNMA mortgage-backed securities of approximately $307 million (UPB) of residential mortgage loans by BPPR in the second quarter of 2008. As indicated previously in the Non-Interest Income section of this MD&A, $232 million of these MBS were sold in the secondary markets during the second quarter of 2008. The sale proceeds were reinvested in U.S. agency securities. The objective of the sale was to reduce the Corporation’s level of mortgage loans retained in portfolio and enhance its return on risk-weighted capital.
The increase in construction loans held-to-maturity from December 31, 2007 to June 30, 2008 was principally at the Banco Popular de Puerto Rico reportable segment, which increased by $106 million. The growth in the construction loan portfolio included loans to builders and developers of residential real estate and other commercial property.

TABLE H
Loans Measured at Fair Value

	As of June 30, 2008
	Aggregate unpaid	Unrealized
(In thousands)	principal balance	losses	Fair value

Commercial	$124,707	($12,884)	$111,823
Mortgage	958,285	(311,750)	646,535
Consumer	262,581	(176,047)	86,534

Total loans measured at fair value (SFAS No. 159)	$1,345,573	($500,681)	$844,892

The reduction in mortgage and consumer loans held-for-sale from the end of 2007 to June 30, 2008 was mainly due to the sale of $1.4 billion of PFH’s loans to American General on March 1, 2008. The decrease in the lease financing portfolio held-for-sale from December 31, 2007 to June 30, 2008 was principally due to the sale of approximately $66 million of lease financings by Popular Equipment Leasing, a subsidiary of BPNA, during 2008.
Similar factors, as previously described, influenced the variances in the different portfolio categories from June 30, 2007 to the same date in 2008. Furthermore, also impacting the decrease in mortgage loans held-for-sale from June 30, 2007 was the PFH loan recharacterization transaction completed in December 2007. Additionally, the reduction is associated with the runoff of existing portfolios and to the downsizing of E-LOAN’s wholesale mortgage loan origination business as part of the restructuring plan at that subsidiary in the fourth quarter of 2007.
Table I provides a breakdown of the total consumer loan portfolio, including consumer loans measured at fair value.
TABLE I
Breakdown of Total Consumer Loans

			Variance		Variance
			June 30, 2008		June 30, 2008
	June 30,	December 31,	Vs.	June 30,	Vs.
(In thousands)	2008	2007	December 31, 2007	2007	June 30, 2007

Personal	$2,073,972	$2,525,458	($451,486)	$2,063,129	$10,843
Credit cards	1,130,932	1,128,137	2,795	1,038,096	92,836
Auto	851,633	1,040,661	(189,028)	1,518,028	(666,395)
Home equity lines of credit	662,912	751,299	(88,387)	575,298	87,614
Others	245,666	239,045	6,621	218,788	26,878

Total	$4,965,115	$5,684,600	($719,485)	$5,413,339	($448,224)

The reduction in consumer loans from June 30, 2007 to the same date in 2008 was also influenced by the discontinuation of home equity lines of credit and auto loan originations at E-LOAN due to the restructuring plan, and to the sales of auto loan portfolios by E-LOAN during the later part of 2007 and in June 2008. Also, the reduction in auto loans was due to declining overall unit sales in the Puerto Rico market.

Other assets
Table J provides a breakdown of the “Other Assets” caption presented in the consolidated statements of condition.
TABLE J
Breakdown of Other Assets

			Variance		Variance
			June 30, 2008		June 30, 2008
			Vs.		Vs.
	June 30,	December 31,	December 31,	June 30,	June 30,
(In thousands)	2008	2007	2007	2007	2007

Net deferred tax assets	$807,884	$525,369	$282,515	$419,611	$388,273
Trade receivables from brokers and counterparties	515,273	1,160	514,113	19,685	495,588
Securitization advances and related assets	299,519	168,599	130,920	106,123	193,396
Bank-owned life insurance program	219,867	215,171	4,696	210,333	9,534
Prepaid expenses	198,286	188,237	10,049	200,307	(2,021)
Investments under the equity method	108,008	89,870	18,138	82,620	25,388
Derivative assets	50,121	76,958	(26,837)	77,484	(27,363)
Others	256,884	191,630	65,254	181,437	75,447

Total	$2,455,842	$1,456,994	$998,848	$1,297,600	$1,158,242

Explanations for the principal variances from December 31, 2007 to June 30, 2008 included the following:
•	Increase in trade receivables as a result of mortgage-backed securities sold by Popular Mortgage and BPPR prior to quarter end, with settlement date in July 2008.

•	Increase in net deferred tax assets was primarily due to the deferred tax asset of $151 million recorded as of June 30, 2008 related specifically to the SFAS No. 159 fair value option, and increases of $50 million related to timing differences in the recognition of the provision for loan losses under GAAP and actual net charge offs under the tax code and $35 million related to net operating losses carryforward in the U.S. operations.

•	The increase in servicing advance requirements was primarily as a result of slower prepayment rates and higher delinquency levels. The Corporation, acting as a servicer in certain PFH securitization transactions, is required under certain servicing agreements to advance its own funds to meet contractual remittance requirements for investors, process foreclosures and pay property taxes and insurance premiums. Funds are also advanced to maintain and market real estate properties on behalf of investors. As the servicer, the Corporation is required to advance funds only to the extent that it believes the advances are recoverable. The advances have the highest standing in terms of repayment priority over payments made to bondholders of each securitization trust. The Corporation funds these advances from several internal and external funding sources.
Principal variances in other assets from June 30, 2007 to the same date in 2008 were mostly due to similar factors as described above. The increase in the net deferred tax asset was also associated with PFH due to certain events that occurred during 2007 which were disclosed in the 2007 Annual Report, such as the impact of the loss on the loan recharacterization transaction and on the valuation of PFH’s residual interests since these losses were recognized for tax purposes in a different period causing a timing difference. Also, the increase was due to the net operating loss carryforwards in certain tax jurisdictions and to the reversal of a deferred tax liability due to the impairment of E-LOAN’s trademark.

Deposits, borrowings and capital
The composition of the Corporation’s financing to total assets as of June 30, 2008 and December 31, 2007 is included in Table K as follows:
TABLE K
Financing to Total Assets

			% increase (decrease) from	% of total assets
	June 30,	December 31,	December 31, 2007 to	June 30,	December 31,
(Dollars in millions)	2008	2007	June 30, 2008	2008	2007

Non-interest bearing deposits	$4,482	$4,511	(0.6%)	10.8%	10.2%
Interest-bearing core deposits	15,689	15,553	0.9	37.6	35.0
Other interest-bearing deposits	6,945	8,271	(16.0)	16.7	18.6
Federal funds and repurchase agreements	4,739	5,437	(12.8)	11.4	12.2
Other short-term borrowings	1,337	1,502	(11.0)	3.2	3.4
Notes payable	3,924	4,621	(15.1)	9.4	10.4
Others	857	934	(8.1)	2.1	2.1
Stockholders’ equity	3,706	3,582	3.5	8.9	8.1

A breakdown of the Corporation’s deposits at period-end is included in Table L.
TABLE L
Deposits Ending Balances

			Variance		Variance
	June 30,	December 31,	June 30, 2008 Vs.	June 30,	June 30, 2008 Vs.
(In thousands)	2008	2007	December 31, 2007	2007	June 30, 2007

Demand deposits *	$5,118,844	$5,115,875	$2,969	$4,977,827	$141,017
Savings, NOW and money market deposits	9,916,308	9,804,605	111,703	9,477,737	438,571
Time deposits	12,080,576	13,413,998	(1,333,422)	10,930,431	1,150,145

Total	$27,115,728	$28,334,478	($1,218,750)	$25,385,995	$1,729,733

*	Includes interest and non-interest bearing demand deposits.

Brokered certificates of deposit (“brokered CDs”) totaled $2.1 billion at June 30, 2008, which represented 8% of the Corporation’s total deposits, compared to $3.1 billion, or 11%, respectively, at December 31, 2007. Brokered CDs amounted to $0.6 billion at June 30, 2007, or 3% of total deposits. Brokered CDs, which are typically sold through an intermediary to small retail investors, provide access to longer-term funds that are available in the market area and provide the ability to raise additional funds without pressuring retail deposit pricing. One of the strategies followed by management in response to the unprecedented market disruptions during the later part of 2007 was the utilization of brokered CDs to replace a portion of the exposure to uncommitted lines of credit. Management reduced partially the overall outstanding balance of brokered CDs during the quarter ended June 30, 2008 and financed the reduction with short-term borrowings. The Corporation will place less reliance on this funding source as liquidity conditions permit.
The decrease in time deposits from December 31, 2007 to June 30, 2008 included the reduction in brokered certificates of deposit of $1.0 billion. Also, the decline in time deposits was due to the sale of BPNA’s Texas branches in early 2008, which had approximately $125 million in deposits at the sale transaction date. The increase in deposits from June 30, 2007 to the same date in 2008 was influenced principally by the increase in brokered CDs.
Core deposits have historically provided the Corporation with a sizable source of relatively stable and low-cost funds. For purposes of defining core deposits, the Corporation excludes brokered CDs, including those brokered CDs with denominations under $100,000. The Corporation’s core deposits totaled $20.2 billion, or 74% of total deposits as of June 30, 2008, compared to $20.1 billion and 71% as of December 31, 2007. Core deposits financed 54% of the Corporation’s earning assets as of June 30, 2008, compared to 49% as of December 31, 2007.

The distribution of certificates of deposit with denominations of $100 thousand and over as of June 30, 2008, including brokered certificates of deposit, was as follows:

(In millions)

3 months or less	$2,295,054
3 to 6 months	1,236,074
6 to 12 months	728,210
Over 12 months	755,500

$5,014,838

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans was $88 million as of June 30, 2008, $144 million as of December 31, 2007 and $115 million as of June 30, 2007.
At June 30, 2008, borrowed funds totaled $10.0 billion, compared with $11.6 billion at December 31, 2007 and $17.1 billion at June 30, 2007. Refer to Note 13 to the consolidated financial statements for additional information on the Corporation’s borrowings as of such dates. The decline in borrowings from December 31, 2007 to June 30, 2008 was principally impacted by the reduction in financing requirements due to the sale of the PFH loan portfolio to American General, primarily in the form of short-term debt.
The decrease in borrowings from June 30, 2007 to the same date in 2008 was also influenced by the PFH recharacterization transaction effected in December 31, 2007, which reduced securitized debt in the form of bond certificates to investors by approximately $3.1 billion. Also, the use of borrowings was decreased substantially at the banking subsidiaries during 2007 due to the reliance on brokered certificates of deposit in the later part of 2007. As indicated earlier, management reduced partially the overall outstanding balance of brokered certificates of deposit during the quarter ended June 30, 2008 and financed the reduction with short-term borrowings. Another strategy implemented by management during the second half of 2007 included the utilization of unpledged liquid assets to raise financing in the repo markets, the proceeds of which were also used to pay off unsecured borrowings.
Stockholders’ equity totaled $3.7 billion at June 30, 2008, compared with $3.6 billion at December 31, 2007 and $3.7 billion at June 30, 2007. Stockholders’ equity increased $124 million from the end of 2007 to June 30, 2008 as a result of the $400 million preferred stock offering during this quarter, partially offset by the $262 million negative after-tax adjustment to beginning retained earnings due to the transitional adjustment for electing the fair value option, as previously described. Stockholders’ equity remained stable, compared to June 30, 2007, due to the preferred stock offering and lower unrealized losses in securities available-for-sale, partially offset by the impact of the SFAS 159 adoption and the net taxable losses in the Corporation’s U.S. operations. Also, the increase resulting from the preferred stock offering was partially offset by a reduction in retained earnings as a result of the dividends paid.
Refer to the consolidated statements of condition and of stockholders’ equity included in this Form 10-Q for information on the composition of stockholders’ equity at June 30, 2008, December 31, 2007 and June 30, 2007. Also, the disclosures of accumulated other comprehensive income (loss), an integral component of stockholders’ equity, are included in the consolidated statements of comprehensive income (loss).
The average tangible common equity amounted to $2.5 billion for the quarter ended June 30, 2008, compared to $2.8 billion for the quarter ended December 31, 2007 and $2.9 billion for the quarter ended June 30, 2007. Total tangible common equity at period end was $2.4 billion at June 30, 2008, compared to $2.7 billion at December 31, 2007 and June 30, 2007. The average tangible common equity to average tangible assets ratio was 6.20% for the quarter ended June 30, 2008, compared with 6.14% for the quarter ended December 31, 2007 and 6.31% for the quarter ended June 30, 2007. Tangible common equity consists of total stockholders’ equity less preferred stock, goodwill and other intangibles.
The Corporation continues to exceed the well-capitalized guidelines under the federal banking regulations. For this quarter, the ratios improved as a result of the $400 million preferred stock offering, which qualifies as “Tier I” capital. The regulatory capital ratios and amounts of total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage at June 30, 2008, December 31, 2007, and June 30, 2007 are presented on Table M. As of such dates, BPPR, BPNA and Banco Popular, National Association were well-capitalized.
TABLE M
Capital Adequacy Data

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Risk-based capital
Tier I capital	$3,376,331	$3,361,132	$3,770,991
Supplementary (Tier II) capital	407,009	417,132	443,689

Total capital	$3,783,340	$3,778,264	$4,214,680

Risk-weighted assets
Balance sheet items	$28,876,581	$30,294,418	$32,502,007
Off-balance sheet items	3,271,018	2,915,345	2,869,633

Total risk-weighted assets	$32,147,599	$33,209,763	$35,371,640

Average assets	$39,626,240	$45,842,338	$46,150,567

Ratios:
Tier I capital (minimum required - 4.00%)	10.50%	10.12%	10.66%
Total capital (minimum required - 8.00%)	11.77	11.38	11.92
Leverage ratio *	8.52	7.33	8.17

*	All banks are required to have a minimum Tier I leverage ratio of 3% or 4% of adjusted quarterly average assets, depending on the bank’s classification.

As of June 30, 2008, the capital adequacy minimum requirement for Popular, Inc. was (in thousands): Total Capital of $2,571,808, Tier I Capital of $1,285,904, and Tier I Leverage of $1,188,787 based on a 3% ratio or $1,585,050 based on a 4% ratio according to the Bank’s classification.
OFF-BALANCE SHEET FINANCING ENTITIES
The Corporation, through certain subsidiaries of PFH, conducted a program of asset securitizations that involved the transfer of mortgage loans to a special purpose entity depositor, which in turn transferred those mortgage loans to different securitization trusts, thus isolating those loans from the Corporation’s assets. The securitization trusts that constituted “qualified special purpose entities” (“QSPEs”) under the provisions of SFAS No. 140 and are associated with securitizations that qualified for sale accounting under SFAS No. 140 are not consolidated in the Corporation’s financial statements. The investors in these off-balance sheet securitizations have no recourse to the Corporation’s assets or revenues. The Corporation’s creditors have no recourse to any assets or revenues of the special purpose entity depositor, or the securitization trust funds. As of June 30, 2008 and December 31, 2007, the Corporation had mortgage loans of approximately $5.0 billion and $5.4 billion, respectively, in securitization transactions that qualified for off-balance sheet treatment. These transactions had liabilities in the form of debt securities payable to investors from the assets inside each securitization trust of approximately $4.7 billion and $5.1 billion as of June 30, 2008 and December 31, 2007, respectively. The Corporation retained servicing responsibilities and certain subordinated interests in these securitizations in the form of residual interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. The servicing rights and residual interests retained by the Corporation are recorded in the statement of condition as of June 30, 2008 at fair value.
CREDIT RISK MANAGEMENT AND LOAN QUALITY
The allowance for loan losses is management’s estimate of credit losses inherent in the loans held-in-portfolio at the balance sheet date. Table N summarizes the detail of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category for the quarters and six months ended June 30, 2008 and 2007.

TABLE N
Allowance for Loan Losses and Selected Loan Losses Statistics

	Second Quarter			Six months ended June 30,
(Dollars in thousands)	2008	2007	Variance	2008	2007	Variance

Balance at beginning of period	$579,379	$541,748	$37,631	$548,832	$522,232	$26,600
Provision for loan losses	190,640	115,167	75,473	358,862	211,513	147,349

	770,019	656,915	113,104	907,694	733,745	173,949

Losses charged to the allowance:
Commercial	43,806	21,532	22,274	75,884	38,860	37,024
Construction	5,770	—	5,770	5,770	—	5,770
Lease financing	5,362	6,200	(838)	10,994	12,608	(1,614)
Mortgage	11,917	23,492	(11,575)	22,879	44,100	(21,221)
Consumer	63,475	55,481	7,994	125,007	102,688	22,319

	130,330	106,705	23,625	240,534	198,256	42,278

Recoveries:
Commercial	3,821	3,487	334	6,840	6,969	(129)
Construction	—	—	—	—	—	—
Lease financing	804	2,510	(1,706)	1,506	4,508	(3,002)
Mortgage	803	706	97	1,247	851	396
Consumer	8,288	7,934	354	16,525	17,030	(505)

	13,716	14,637	(921)	26,118	29,358	(3,240)

Net loans charged-off:
Commercial	39,985	18,045	21,940	69,044	31,891	37,153
Construction	5,770	—	5,770	5,770	—	5,770
Lease financing	4,558	3,690	868	9,488	8,100	1,388
Mortgage	11,114	22,786	(11,672)	21,632	43,249	(21,617)
Consumer	55,187	47,547	7,640	108,482	85,658	22,824

	116,614	92,068	24,546	214,416	168,898	45,518

Write-downs related to loans transferred to loans held-for-sale	675	—	675	3,617	—	3,617
Adjustment due to the adoption of SFAS No. 159	—	—	—	36,931	—	36,931

Balance at end of period	$652,730	$564,847	$87,883	$652,730	$564,847	$87,883

Ratios:
Net charge-offs to average loans held-in-portfolio	1.76%	1.16%		1.62%	1.06%
Provision to net charge-offs	1.63x	1.25x		1.67x	1.25x

Table O presents annualized net charge-offs to average loans held-in-portfolio for the quarters and six months ended June 30, 2008 and 2007 by loan category.
TABLE O
Annualized Net Charge-offs to Average Loans Held-in-Portfolio

	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Commercial	1.17%	0.54%	1.02%	0.48%
Construction	1.13	—	0.58	—
Lease financing	1.65	1.24	1.72	1.35
Mortgage	0.93	0.87	0.90	0.80
Consumer	4.49	3.61	4.37	3.28

	1.76%	1.16%	1.62%	1.06%

The increase in commercial loans net charge-offs for the quarter ended June 30, 2008 compared to the same quarter in the previous year was mostly associated with continued deterioration in the economic conditions in Puerto Rico which is experiencing a recessionary cycle. Also, the U.S. mainland portfolio experienced deterioration. Credit deterioration trends have been reflected across all industry sectors. The ratio of commercial loans net charge-offs to average commercial loans held-in-portfolio in the Banco Popular de Puerto Rico reportable segment was 1.71% for the quarter ended June 30, 2008, compared to 0.68% for the second quarter of 2007. Also, an increase was experienced in the Banco Popular North America reportable segment, which had a ratio of 0.48% for the second quarter of 2008, compared with 0.29% for the same quarter in the previous year. Commercial net charge-offs recorded during the second quarter of 2008 were mainly related to credits with specific reserves under SFAS No. 114.
The increase in construction loans net charge-offs for the quarter ended June 30, 2008 compared to the same quarter in the previous year was related to the Corporation’s U.S. operations. Despite the increased volume of construction loans in non-performing status during 2008 as explained in the Non-performing Assets section in this MD&A, principally in Puerto Rico, there have not been any construction loan charge-offs in the Puerto Rico operations. Management has identified construction loans considered impaired under SFAS No. 114 and established specific reserves based on the value of the collateral.
The increase in the lease financing net charge-offs to average lease financing loans held-in-portfolio ratio for the second quarter of 2008, when compared with the second quarter in the previous year, was associated with higher delinquencies in the Puerto Rico operations due to the current recessionary environment, and also higher charge-offs in the Corporation’s U.S. mainland operations.
Mortgage loans net charge-offs as a percentage of average mortgage loans held-in-portfolio did not reflect a sharp increase when comparing this credit indicator for the second quarter of 2008 to that same quarter in the previous year even when the Corporation was greatly impacted throughout 2007 by the slowdown in the housing sector and experienced higher delinquency levels in the U.S. mainland primarily in the Corporation’s U.S. subprime mortgage loan portfolio. The net charge-offs to average mortgage loans held-in-portfolio credit indicator reflects a substantial reduction from that indicator reported for the fourth quarter of 2007 which was 2.25%. This decline was influenced by a lower subprime mortgage loan portfolio outstanding for PFH as a result of the loan recharacterization transaction completed in late December 2007, the sale to American General in March 2008 and the election to measure the PFH loan portfolio described previously at fair value. For the loans accounted at fair value, loan losses are not recorded as part of the changes in the allowance for loan losses. Any unfavorable changes in their fair value are reported through earnings in the “Losses from changes in fair value related to instruments measured at fair value pursuant to SFAS No. 159” caption of the consolidated statement of operations.
Consumer loans net charge-offs as a percentage of average consumer loans held-in-portfolio rose mostly due to higher delinquencies in the U.S. mainland. Consumer loans net charge-offs in the BPNA reportable segment rose for the quarter ended June 30, 2008 when compared with the same quarter in the previous year by $17.2 million. The ratio of consumer loans net charge-offs to average consumer loans held-in-portfolio in the Banco Popular North America reportable segment was 6.08% for the quarter ended June 30, 2008, compared to 1.39% for the second quarter of 2007. This increase was principally related to home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. A home equity line of credit is a loan secured by a primary residence or second home to the extent of the excess of fair market value over the debt outstanding for the first mortgage. As indicated in the SFAS No. 159 Fair Value Option Election section of this MD&A, the deterioration in the delinquency profile and the declines in property values have negatively impacted charge-offs. E-LOAN represented approximately $11.7 million of that increase in the net charge-offs in consumer loans held-in-portfolio for the BPNA reportable segment. With the downsizing of E-LOAN in late 2007, this subsidiary ceased originating these types of loans. The increase in net charge-offs for the quarter in the BPNA reportable segment was mostly offset by a decrease of $10.0 million in PFH due the shutdown of the consumer loan origination activities at that subsidiary.
NON-PERFORMING ASSETS
Non-performing assets include past-due loans that are no longer accruing interest, renegotiated loans and real estate property acquired through foreclosure. A summary, including certain credit quality metrics, is presented in Table P for loans, excluding loans measured at fair value, and Table Q for loans measured at fair value pursuant to the SFAS No. 159 fair value option. For a summary of the Corporation’s policy for placing loans on non-accrual status, refer to the sections of Loans and Allowance for Loan Losses included in Note 1 to the audited consolidated financial statements included in Popular, Inc.’s 2007 Annual Report.
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
TABLE P
Non-Performing Assets, Excluding Loans Measured at Fair Value

					$ Variance			$ Variance
		As a		As a	June 30,		As a	June 30,
		percentage		percentage	2008		percentage	2008
		of loans		of loans	Vs.		of loans	Vs.
	June 30,	HIP*	December 31,	HIP*	December 31,	June 30,	HIP*	June 30,
(Dollars in thousands)	2008	by category	2007	by category	2007	2007	by category	2007

Commercial	$390,181	2.8%	$266,790	2.0%	$123,391	$229,793	1.7%	$160,388

Construction	216,374	10.3	95,229	4.9	121,145	11,024	0.7	205,350

Lease financing	11,393	1.0	10,182	0.9	1,211	12,682	1.1	(1,289)

Mortgage	242,104	5.2	349,381	5.8	(107,277)	562,523	5.4	(320,419)

Consumer	63,319	1.3	49,090	0.9	14,229	42,230	0.8	21,089

Total non-performing loans, excluding loans measured at fair value	923,371	3.5%	770,672	2.8%	152,699	858,252	2.7%	65,119

Other real estate	102,809		81,410		21,399	112,858		(10,049)

Total non-performing assets, excluding loans measured at fair value	$1,026,180		$852,082		$174,098	$971,110		$55,070

Accruing loans past due 90 days or more, excluding loans measured at fair value	$114,834		$109,569		$5,265	$104,497		$10,337

Non-performing assets, excluding loans measured at fair value, to total assets	2.46%		1.92%			2.07%
Allowance for loan losses to loans held- in-portfolio	2.47		1.96			1.76
Allowance for loan losses to non-performing assets, excluding loans measured at fair value (SFAS No. 159)	63.61		64.41			58.17
Allowance for loan losses to non-performing loans, excluding loans measured at fair value (SFAS No. 159)	70.69		71.21			65.81

*	HIP = “held-in-portfolio”

TABLE Q
Non-Performing Loans Measured at Fair Value

		Unpaid principal
	Fair value as of	balance as of	Unrealized
(Dollars in thousands)	June 30, 2008	June 30, 2008	losses

Commercial	$8,857	$11,762	($2,905)
Mortgage	98,398	172,045	(73,647)
Consumer	3,178	10,960	(7,782)

Total non-performing loans measured at fair value	$110,433	$194,767	($84,334)

Loans past due 90 days or more	$110,433	$194,767	($84,334)

Non-performing loans measured at fair value to total assets	0.26%

Non-performing loans measured at fair value to loans measured at fair value	13.07%

The allowance for loan losses increased by $104 million from December 31, 2007 to June 30, 2008. The increase is the net result of additional reserves for specific commercial loans considered impaired, primarily construction loans, and higher reserves for U.S. consumer loan portfolios (mainly home equity lines of credit), offset by the reduction in reserves related to PFH’s loan portfolio accounted at fair value. Refer to Table Q for non-performing loans measured at fair value.
Non-performing commercial and construction loans held-in-portfolio increased from December 31, 2007 to June 30, 2008 by $245 million, primarily in Banco Popular de Puerto Rico reportable segment by $219 million. During the quarter ended March 31, 2008, the Corporation placed in non-performing status its participation of $51 million in a syndicated commercial loan collateralized by a marina, commercial real estate, and a high-end apartment complex in the U.S. Virgin Islands. The Corporation is a participant, with two other financial institutions, in a syndicated financing for a total of approximately $110 million. The lenders and borrowers are currently in negotiations for the restructuring of the loan; however, no assurance can be given that the loan will be successfully restructured. The Corporation classified this loan relationship as impaired under SFAS No. 114 and established a specific reserve of $32 million based on a third-party appraisal of value of the related collateral less estimated cost to sell. During the quarter ended June 30, 2008, the Corporation also placed in non-performing status a construction loan of $47 million and classified this credit as impaired under SFAS No. 114. Management established a specific reserve of $5 million based on the value of the collateral less estimated cost to sell. The allowance for loan losses for commercial and construction credits has been increased based on proactive identification of risk and thorough borrower analysis.
Historically, the Corporation’s loss experience with real estate construction loans has been relatively low due the sufficiency of the underlying real estate collateral. In the current stressed housing market, the value of the collateral securing the loan has become one of the most important factors in determining the amount of loss incurred and the appropriate level of allowance for loan losses. Management has increased the allowance for loan losses for construction mainly through specific reserves for the loans considered impaired under SFAS No. 114.
The reduction in non-performing mortgage loans held-in-portfolio from December 31, 2007 to June 30, 2008 was associated in part to the reclassification of a substantial portion of PFH’s mortgage loan portfolio to loans measured at fair value, which are disclosed in Table Q. This was offset in part by increases in non-performing mortgage loans in both Banco Popular de Puerto Rico and Banco Popular North America reportable segments. Mortgage loans net charge-offs in the Puerto Rico operations for the quarter and six months ended June 30, 2008 remained stable compared to the same quarter in the previous year. Banco Popular de Puerto Rico reportable segment’s mortgage loan portfolio averaged approximately $2.9 billion for the six months ended June 30, 2008. The mortgage loans net charge-offs in this segment amounted to $0.8 million for the six months ended June 30, 2008. On the other hand, the mortgage loans net charge-offs in the Banco Popular North America operations rose by approximately $14.7 million when comparing results for the six-month periods ended June 30, 2008 and 2007. This increase was related to the slowdown in the United States housing sector. Refer to the Overview of Mortgage Loan Exposure section later in this MD&A for further information on BPNA’s mortgage loan portfolio.

Non-performing consumer loans held-in-portfolio increased as of June 30, 2008 when compared with December 31, 2007 despite the impact of the reclassification of PFH’s consumer loan portfolio to loans measured at fair value. The increase was associated with the Banco Popular North America reportable segment, principally E-LOAN which showed an increase of $10 million. The increase in the U.S. mainland non-performing consumer loans is mainly attributed to the home equity lines of credit and second lien mortgage loans which are categorized by the Corporation as consumer loans. With the downsizing of E-LOAN in late 2007, this subsidiary ceased originating these types of loans. Regarding the consumer loan portfolio at the Banco Popular de Puerto Rico reportable segment, the Corporation has seen signs of stabilization in terms of delinquency levels. Nevertheless, the continued deterioration in the economic conditions in Puerto Rico may adversely impact the performance of this portfolio.
Other real estate, which represents real estate property acquired through foreclosure, increased by $21 million from December 31, 2007 to June 30, 2008, principally in Banco Popular North America reportable segment by $18 million. With the slowdown in the housing market, there is a continued economic deterioration in certain geographic areas, which also has a softening effect on the market for resale of repossessed real estate properties. Defaulted loans have increased, and these loans move through the default process to the other real estate classification. The combination of increased flow of defaulted loans from the loan portfolio to other real estate owned and the slowing of the liquidation market has resulted in an increase in the number of units on hand.
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
The allowance for loan losses, which represents management’s estimate of credit losses inherent in the loan portfolio, is maintained at a sufficient level to provide for these estimated loan losses based on evaluations of inherent risks in the loan portfolios. The Corporation’s management evaluates the adequacy of the allowance for loan losses on a monthly basis. In this evaluation, management considers current economic conditions and the resulting impact on Popular’s loan portfolio, the composition of the portfolio by loan type and risk characteristics, historical loss experience, loss volatility, results of periodic credit reviews of individual loans, regulatory requirements and loan impairment measurement, among other factors. The increase in the Corporation’s allowance level as of June 30, 2008 reflects the prevailing negative economic outlook, and specific reserves for commercial and construction loans considered impaired under SFAS No. 114.
The Corporation’s methodology to determine its allowance for loan losses is based on SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (as amended by SFAS No. 118) and SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 114, commercial and construction loans over a predetermined amount are identified for evaluation on an individual basis, and specific reserves are calculated based on impairment analyses. SFAS No. 5 provides for the recognition of a loss contingency for a group of homogeneous loans, which are not individually evaluated under SFAS No. 114, when it is probable that a loss has been incurred and the amount can be reasonably estimated. To determine the allowance for loan losses under SFAS No. 5, the Corporation uses historical net charge-offs and volatility experience segregated by loan type and legal entity. Refer to the 2007 Annual Report for additional information on the Corporation’s methodology for assessing the adequacy of the allowance for loan losses.
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

The Corporation’s recorded investment in impaired commercial loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 2008, December 31, 2007 and June 30, 2007 were:

	June 30, 2008		December 31, 2007		June 30, 2007
	Recorded	Valuation	Recorded	Valuation	Recorded	Valuation
(In millions)	Investment	Allowance	Investment	Allowance	Investment	Allowance

Impaired loans:

Valuation allowance required	$435.4	$123.1	$174.0	$54.0	$156.6	$40.7

No valuation allowance required	212.4	—	147.7	—	119.5	—

Total impaired loans	$647.8	$123.1	$321.7	$54.0	$276.1	$40.7

With respect to the $212.4 million portfolio of impaired commercial loans (including construction) for which no allowance for loan losses was required as of June 30, 2008, management followed SFAS No. 114 guidance. As prescribed by SFAS No. 114, when a loan is impaired, the measurement of the impairment may be based on: (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate; (2) the observable market price of the impaired loan; or (3) the fair value of the collateral if the loan is collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. The $212.4 million impaired commercial loans were collateral dependent loans in which management performed a detailed analysis based on the fair value of the collateral less estimated costs to sell and determined that the collateral was deemed adequate to cover any losses as of June 30, 2008.
Average impaired loans during the second quarter of 2008 and 2007 were $549 million and $259 million, respectively. The Corporation recognized interest income on impaired loans of $2.0 million and $2.1 million for the quarters ended June 30, 2008 and June 30, 2007 and $3.6 million and $4.2 million for the six months ended on those same dates, respectively.
In addition to the non-performing loans included in Tables P and Q, there were $150 million of loans as of June 30, 2008, which in management’s opinion are currently subject to potential future classification as non-performing and are considered impaired under SFAS No. 114. As of December 31, 2007 and June 30, 2007, these potential problem loans approximated $50 million and $99 million, respectively.
Under standard industry practice, closed-end consumer loans are not customarily placed on non-accrual status prior to being charged-off. Excluding the closed-end consumer loans from non-accruing, adjusted non-performing assets would have been $1.1 billion as of June 30, 2008, $803 million as of December 31, 2007 and $929 million as of June 30, 2007.
Commitments to extend credit, which include credit card lines, commercial lines of credit, and other unused credit commitments, amounted to $8 billion as of June 30, 2008. Commercial letters of credit and stand-by letters of credit amounted to $21 million and $163 million, respectively, as of June 30, 2008.
The Corporation maintains a reserve of approximately $10.1 million for potential losses associated with unfunded loan commitments related to commercial and consumer lines of credit. The estimated reserve is principally based on the expected draws on these facilities using historical trends and the application of the corresponding reserve factors determined under the Corporation’s allowance for loan losses methodology. This reserve for unfunded exposures remains separate and distinct from the allowance for loan losses and is reported as part of other liabilities in the consolidated statement of condition.
Geographical and government risk
As explained in the 2007 Annual Report, the Corporation is exposed to geographical and government risk. The Corporation’s assets and revenue composition by geographical area and by business segment reporting are presented in Note 24 to the consolidated financial statements.

As of June 30, 2008, the Corporation had $971 million of credit facilities granted to or guaranteed by the Puerto Rico Government and its political subdivisions, of which $175 million are uncommitted lines of credit. Of these total credit facilities granted, $798 million in loans were outstanding as of June 30, 2008. A substantial portion of the Corporation’s credit exposure to the Government of Puerto Rico is either collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central Government and many receive appropriations or other payments from the central Government. The Corporation also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and loans. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The full faith and credit obligations of the municipalities have a first lien on the basic property taxes.
Furthermore, as of June 30, 2008, the Corporation had outstanding $311 million in Obligations of Puerto Rico, States and Political Subdivisions as part of its investment portfolio. Refer to Notes 5 and 6 to the consolidated financial statements for additional information. Of that total, $55 million is exposed to the creditworthiness of the Puerto Rico Government and its municipalities. Of that portfolio, $288 million are in the form of Puerto Rico Commonwealth Appropriation Bonds, which are currently rated Ba1, one notch below investment grade, by Moody’s, while Standard & Poor’s Rating Services rates them as investment grade.
Overview of Mortgage Loan Exposure
Given the instability in the residential housing sector, primarily in subprime mortgage loans, Table R provides information on the Corporation’s mortgage loan exposure (for loans held-in-portfolio, and excluding loans held-for-sale measured at lower of cost or market and loans measured at fair value) as of June 30, 2008. Subprime mortgage loans refer to mortgage loans made to individuals with a FICO® score of 660 or below. FICO® scores are used as an indicator of the probability of default for loans.
TABLE R
Mortgage Loans Exposure

(In millions)	Prime loans	Subprime loans	Total

Banco Popular de Puerto Rico	$968	$1,160	$2,128
Banco Popular North America:
- Banco Popular North America	469	1,183	1,652
- E-LOAN	58	13	71
Popular Financial Holdings	79	89	168

Sub-total	$1,574	$2,445	$4,019
Others not classified as prime or subprime loans			634

Total			$4,653

Mortgage loans held-in-portfolio that are considered subprime under the above definition for the Banco Popular de Puerto Rico reportable segment approximated 43% of its total mortgage loans held-in-portfolio as of June 30, 2008 and 42% as of December 31, 2007. The Corporation, however, believes that the particular characteristics of BPPR’s subprime portfolio limit its exposure under current market conditions. BPPR’s subprime loans are fixed-rate fully amortizing, full-documentation loans that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. While deteriorating economic conditions have impacted the mortgage delinquency rates in Puerto Rico increasing the levels of non-accruing mortgage loans, BPPR has not to date experienced significant increases in losses. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio was 0.05% for the six months ended June 30, 2008, compared with 0.04% for the year ended December 31, 2007.

BPNA’s mortgage loans held-in-portfolio considered subprime under the above definition, excluding E-LOAN, approximated 72% of its total mortgage loans held-in-portfolio as of June 30, 2008, compared with 71% as of December 31, 2007. This portfolio has principally two products — either 7/1 ARMs (fixed-rate interest until end of year seven in which interest rate begins to reset annually until maturity) or 30-year fixed-rate mortgages that do not have the level of layered risk associated with subprime loans offered by certain major U.S. mortgage loan originators. For example, BPNA’s subprime mortgage loan portfolio has minimal California market exposure, loans are underwritten to the fully indexed rate, and there are no interest-only, piggybacks or option ARM loans (Refer to the Glossary included in the 2007 Annual Report for general descriptions of these loan types). Furthermore, the loans are 100% owner occupied. Also, the first interest rate reset on the 7/1 ARMs is not until 2012. Deteriorating economic conditions in the U.S. mainland housing market have impacted the mortgage industry delinquency rates. The non-accruing loans to loans held-in-portfolio ratio for BPNA’s subprime mortgage loans was 4.45% as of June 30, 2008, compared with 3.67% as of December 31, 2007. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for this subprime portfolio was 2.70% for the six months ended June 30, 2008, compared with 1.28% for the year ended December 31, 2007. As a result of higher delinquency and net charge-offs experienced, BPNA recorded a higher provision for loan losses in the first six months of 2008 to cover for inherent losses in this portfolio. The average loan-to-value (“LTV”) for BPNA’s subprime mortgage loans held-in-portfolio as of June 30, 2008 was 86%. Effective late December 2007, BPNA launched several initiatives designed to reduce the overall credit exposure in the portfolio that involve the purchase, by either the borrower or BPNA, of private mortgage insurance. BPNA will not originate subprime mortgage loans with a loan-to-value higher than 85% without private mortgage insurance. This insurance is a financial guaranty in which an insurer assumes a portion of the lender’s risk in making a mortgage loan, normally the top portion of the mortgage (i.e. the top 10% of a loan).
Mortgage loans held-in-portfolio for PFH, excluding Popular FS, that are considered subprime approximated 46% of its total mortgage loans held-in-portfolio as of June 30, 2008, compared with 73% as of December 31, 2007. As indicated previously, $647 million of PFH’s mortgage loan portfolio is measured at fair value, thus the expected cumulative losses for the estimated lifetime of the portfolio are included in its fair value. As a result, management has not included these loans as part of the disclosure in Table Q, which considers only those loans for which an allowance for loan losses has been established only in consideration of inherent losses in the portfolio. The annualized ratio of mortgage loans net charge-offs to average mortgage loans held-in-portfolio for PFH was 2.75% for the six months ended June 30, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
Market risk is the risk of loss arising from volatility in the fair value of financial instruments or other assets due to changes in interest rates, currency exchange rates, prices, market volatilities and liquidity. The financial results and capital levels of Popular, Inc. are constantly exposed to market risk.
As indicated in Note 2 to the consolidated financial statements and in section SFAS No. 159 Fair Value Option Election in this MD&A, the Corporation elected to measure at fair value certain loans and borrowings outstanding at January 1, 2008 pursuant to the fair value option provided by SFAS No. 159. As a result, net gain or loss attributable to changes in the fair value of these loans and borrowings are included in the Corporation’s consolidated statement of operations. Market factors, such as liquidity, changes in interest rates and the availability of credit, impact the fair value of these loans and borrowings. For example, because the market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise, significant increases in interest rates will reduce the fair value of these loans and borrowings, and result in losses. Similarly, to the extent that portfolios of similar assets are sold by others at prices different than the value at which the Corporation carries these loans and borrowings, including as a result of liquidity factors and lack of availability of credit, those sales are taken into consideration when the Corporation measures the fair value of these loans and borrowings, and may result in gains or losses. Therefore, the adoption of the fair value option provided by SFAS No. 159 for these loans and borrowings has increased market risk.
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
Based on the results of the sensitivity analyses as of June 30, 2008, the Corporation’s net interest income for the next twelve months is estimated to increase by $34.3 million in a hypothetical 200 basis points rising rate scenario, and the change for the same period, utilizing a similar hypothetical decline in the rate scenario, is an estimated decrease of $28.1 million. Both hypothetical rate scenarios consider the gradual change to be achieved during a twelve-month period from the prevailing rates as of June 30, 2008.
The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in net interest income or market value that are caused by interest rate volatility. The market value of these derivatives is subject to interest rate fluctuations and, as a result, could have a positive or negative effect in the Corporation’s net interest income. Refer to Note 9 to the consolidated financial statements for further information on the Corporation’s derivative instruments.
The Corporation conducts business in certain Latin American markets through several of its processing and information technology services and products subsidiaries. Also, it holds interests in Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) and Centro Financiero BHD, S.A. (“BHD”) in the Dominican Republic. Although not significant, some of these businesses are conducted in the country’s foreign currency. The resulting foreign currency translation adjustment, from operations for which the functional currency is other than the U.S. dollar, is reported in accumulated other comprehensive income (loss) in the consolidated statements of condition, except for highly-inflationary environments in which the effects are included in other operating income in the consolidated statements of operations. As of June 30, 2008, the Corporation had approximately $36 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss, compared with

$35 million as of December 31, 2007 and $34 million as of June 30, 2007, respectively, also unfavorable.
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
As of June 30, 2008, there have been no significant or unusual changes in the Corporation’s funding activities and strategy from those described in the MD&A included in Popular, Inc.’s 2007 Annual Report for the year ended December 31, 2007, other than changes in short-term borrowings and deposits in the normal course of business, repayment of $500 million in medium-term notes upon their maturity in April 2008, and the $400 million preferred stock offering mentioned in the Overview section of this MD&A. Also, there have been no significant changes in the Corporation’s aggregate contractual obligations since the end of 2007.
Refer to Note 13 to the consolidated financial statements for the composition of the Corporation’s borrowings as of June 30, 2008. Also, refer to Note 16 to the consolidated financial statements for the Corporation’s involvement in certain commitments as of June 30, 2008.
Liquidity, Funding and Capital Resources
Sources of liquidity include both those available to the banking affiliates and to a lesser extent, those expected to be available with third party providers. The former include access to stable base of core deposits and other sources of credit. The latter include unsecured and secured credit lines and anticipated debt offerings in the capital markets. In addition to these, asset sales could be a source of liquidity to the Corporation. Even if some of these alternatives may not be available temporarily, it is expected that in the normal course of business, our funding sources are adequate.
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
The Corporation’s banking subsidiaries have the ability to borrow funds from the FHLB at competitive prices. As of June 30, 2008, the banking subsidiaries had short-term and long-term credit facilities authorized with the FHLB aggregating $2.2 billion based on assets pledged with the FHLB at that date, compared with $2.6 billion as of December 31, 2007. Outstanding borrowings under these credit facilities totaled $1.7 billion as of June 30, 2008, compared with $1.7 billion as of December 31, 2007. Such advances are collateralized by securities and mortgage loans, do not have restrictive covenants and in the most part do not have any callable features. Refer to Note 13 to the consolidated financial statements for additional information.
As of June 30, 2008, the banking subsidiaries had a borrowing capacity at the FED discount window of approximately $3.4 billion, of which $2.8 billion remained unused as of that date. This compares to a borrowing capacity at the FED discount window of $3.0 billion as of December 31, 2007 which was unused at that date. This facility is a collateralized source of credit that is highly reliable even under difficult market conditions. The amount available under this line is dependent upon the balance of loans and securities pledged as collateral.
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
The BHCs have additional sources of liquidity available, in the form of credit facilities available from affiliate banking subsidiaries and third party providers, as well as dividends that can be paid by the subsidiaries and assets that could be sold or financed. Other potential sources of funding include the issuance of shares of common or preferred stock, or hybrid securities.
During the six-months ended June 30, 2008, the Corporation’s holding companies did not issue any debt or other securities under a registration statement filed with the SEC, except for the aforementioned $400 million in preferred stock.
The principal source of income for the PIHC consists of dividends from BPPR. As members subject to the regulations of the Federal Reserve System, BPPR and BPNA must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared by each entity during the calendar year would exceed the total of its net income for that year, as defined by the Federal Reserve Board, combined with its retained net income for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. The payment of dividends by BPPR may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels. As of June 30, 2008, BPPR could have declared a dividend of approximately $110 million without the approval of the Federal Reserve Board. As of June 30, 2008, BPNA was required to obtain the approval of the Federal Reserve Board to declare a dividend. The Corporation has never received dividend payments from its U.S. subsidiaries. Refer to Popular, Inc.’s Form 10-K for the year ended December 31, 2007 for further information on dividend restrictions imposed by regulatory requirements and policies on the payment of dividends by BPPR, BPNA and BP, N.A.

Risks to Liquidity
The importance of the Puerto Rico market for the Corporation is an additional risk factor that could affect its financing activities. In the case of an extended economic slowdown in Puerto Rico, the credit quality of the Corporation could be affected and, as a result of higher credit costs, profitability may decrease. The substantial integration of Puerto Rico with the U.S. economy may mitigate the impact of a recession in Puerto Rico, but a U.S. recession, concurrently with a slowdown in Puerto Rico, may make a recovery in the local economic cycle more challenging.
Factors that the Corporation does not control, such as the economic outlook of its principal markets and regulatory changes, could affect its ability to obtain funding. In order to prepare for the possibility of such a scenario, management has adopted contingency plans for raising financing under stress scenarios when important sources of funds that are usually fully available, are temporarily unavailable. These plans call for using alternate funding mechanisms such as the pledging or securitization of certain asset classes and accessing secured credit lines and loan facilities put in place with the FHLB, leading commercial banks and the FED. The Corporation has a substantial amount of assets available for raising funds through these channels and is confident that it has adequate alternatives to rely on under a scenario where some primary funding sources are temporarily unavailable.
The BHCs are considering alternate sources for raising liquidity, including sales of some or all of their operations in the United States mainland or the assets of those operations. Given that conditions in the financial markets remain difficult, these alternative sources may not be available to the BHCs, and even if available the costs of raising liquidity have remained significantly higher than experienced in recent years. Among the criteria considered in pursuing alternate sources of liquidity are speed of execution and cost. To the extent that the BHC’s are required to sell operations or assets to fulfill liquidity needs, losses on their disposition may be incurred, which may be significant.
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
The Corporation and BPPR’s debt ratings and outlook as of June 30, 2008 were as follows:

	Popular, Inc.			BPPR
	Short-term	Long-term		Short-term	Long-term
	debt	debt	Outlook	debt	debt

Fitch Ratings	F-2	A-	Negative	F-1	A-
Moody’s	P-2	A3	Negative	P-1	A2
S&P	A-2	BBB+	Stable	A-2	A-

Refer to the Corporation’s Form 10-K for more detailed information on the ratings agencies’ perspective on Popular’s outlook. Ratings and outlook have remained similar to those reported as of December 31, 2007, except for Moody’s that changed their outlook to negative in May 2008. The ratings above are subject to revisions or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.
Some of the Corporation’s borrowings and deposits are subject to “rating triggers”, contractual provisions that accelerate the maturity of the underlying obligations in the case of a change in rating. Therefore, the need for the Corporation to raise funding in the marketplace could increase more than usual in the case of a rating downgrade. The amount of obligations subject to rating triggers that could accelerate the maturity of the underlying obligations was $39 million as of June 30, 2008.
In the course of borrowing from institutional lenders, the Corporation has entered into contractual agreements to maintain certain levels of debt, capital and asset quality, among other financial covenants. If the Corporation were to fail to comply with those agreements, it may result in an event of default. Such failure may accelerate the repayment of the related obligations or restrict additional borrowings under such facilities. An event of default could also affect the ability of the Corporation to raise new funds or renew maturing borrowings. As of June 30, 2008, the Corporation had $0.1 billion in outstanding obligations subject to covenants, including those which are subject to rating triggers. As of June 30, 2008, the Corporation was in compliance with debt covenants in all credit facilities with outstanding balances.
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
Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 1A. Risk Factors
For a detailed discussion of certain risk factors that could affect the Corporation’s results for future periods see Item 1A, Risk Factors, in Popular, Inc.’s 2007 Annual Report on Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In April 2004, the Corporation’s shareholders adopted the Popular, Inc. 2004 Omnibus Incentive Plan. The maximum number of shares of common stock issuable under this Plan is 10,000,000.

The following table sets forth the details of purchases of common stock during the quarter ended June 30, 2008 under the 2004 Omnibus Incentive Plan.
Not in thousands

			Total Number of Shares	Maximum Number of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet be Purchased
Period	Purchased	per Share	Announced Plans or Programs	Under the Plans or Programs (a)

April 1 – April 30	—	—	—	8,566,298
May 1 – May 31	41,926	$11.42	41,926	8,524,372
June 1 – June 30	—	—	—	8,525,349

Total June 30, 2008	41,926	$11.42	41,926	8,525,349

(a)	Includes shares forfeited.
Item 4. Submission of Matters to a Vote of Security Holders   The Annual Shareholders Meeting of Popular, Inc. was held on April 25, 2008. A quorum was obtained with 248,222,084 shares represented in person or by proxy, which represented approximately 88.46% of all votes eligible to be cast at the meeting. Three Directors of the Corporation, María Luisa Ferré, Frederic V. Salerno, and William Teuber Jr., were elected for a three-year term. The following directors were not up for reelection and continued to hold office after the meeting: Juan J. Bermúdez, Richard L. Carrión, Francisco M. Rexach Jr., Michael J. Masin, Manuel Morales Jr., and José R. Vizcarrondo. The ratification of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2008 was also approved at the Annual Meeting. The result of the voting on each of the proposals is set forth below:
Proposal 1: Election of three (3) Class 3 Directors for a three-year term:

Nominees	Votes For	Withheld

María Luisa Ferré	232,630,564	15,591,521
Frederic V. Salerno	236,980,346	11,241,739
William Teuber Jr.	241,767,768	6,454,317
Proposal 2: Ratification of the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for 2008:

In favor:	241,084,822
Against:	5,501,134
Abstain:	1,636,127
Item 6. Exhibits

Exhibit No.	Exhibit Description

12.1	Computation of the ratios of earnings to fixed charges and preferred stock dividends.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULAR, INC. (Registrant)
Date: August 11, 2008	By:	/s/ Jorge A. Junquera
Jorge A. Junquera
Senior Executive Vice President & Chief Financial Officer

Date: August 11, 2008	By:	/s/ Ileana González Quevedo
Ileana González Quevedo
Senior Vice President & Corporate Comptroller